Form 10-Q
period 1995-06-30
PROVIDENT LIFE & ACCIDENT INSURANCE CO OF AMERICA
filed 1995-08-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.


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
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                  OUTSTANDING AT JUNE 30, 1995
-------------------------------                     ----------------------------
A Common Stock, $1.00 Par Value                               8,592,888
B Common Stock, $1.00 Par Value                              36,795,968


                    Total number of pages included are 39
                            Exhibit Index Page 26

           PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA


                                    INDEX


                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited):

             Condensed Consolidated Statements of Financial                                   2
              Condition at June 30, 1995 and December 31, 1994

             Condensed Consolidated Statements of Income for the                              4
              Three Months and Six Months Ended June 30, 1995 and 1994

             Condensed Consolidated Statements of Cash Flows for the                          5
              Six Months Ended June 30, 1995 and 1994

             Notes to Condensed Consolidated Financial Statements                             6

             Independent Auditors' Report on Review of Interim                               10
              Financial Information


  Item 2.    Management's Discussion and Analysis of Financial                               11
              Condition and Results of Operations



PART II.  OTHER INFORMATION


  Item 4.    Submission of Matters to a Vote of Security Holders                             24

  Item 6.    Exhibits and Reports on Form 8-K                                                24

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES




                                                                              June 30     December 31
                                                                                1995          1994
                                                                            (in millions of dollars)
                                                                             -----------------------
                                                                                  (Unaudited)
ASSETS
  Investments
    Fixed Maturity Securities
      Available-for-Sale                                                     $12,113.5     $11,585.1
      Held-to-Maturity                                                           173.7          10.7
    Equity Securities                                                              7.2           7.3
    Mortgage Loans                                                             1,236.3       1,502.5
    Real Estate                                                                  222.6         243.5
    Policy Loans                                                               1,434.4       1,361.5
    Other Long-term Investments                                                   12.8          10.1
    Short-term Investments                                                        58.2         296.9
                                                                             ---------     ---------
      Total Investments                                                       15,258.7      15,017.6


    Cash and Bank Deposits                                                        23.1          35.3
    Accounts Receivable                                                           40.1          72.8
    Premiums Receivable                                                           63.1          62.7
    Reinsurance Receivable                                                       459.5         300.1
    Accrued Investment Income                                                    299.9         281.8
    Deferred Policy Acquisition Costs                                            460.0         638.2
    Deferred Federal Income Tax Asset                                                -         172.6
    Property and Equipment                                                        46.3         103.2
    Miscellaneous                                                                 17.8         152.6
    Separate Account Assets                                                      343.7         313.0
                                                                             ---------     ---------



TOTAL ASSETS                                                                 $17,012.2     $17,149.9
                                                                             =========     =========


See notes to condensed consolidated financial statements.

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES





                                                                              June 30     December 31
                                                                                1995          1994
                                                                            (in millions of dollars)
                                                                             -----------------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Policy and Contract Benefits                                               $   358.9     $   354.1
  Reserves for Future Policy and Contract Benefits
   and Unearned Premiums                                                       7,331.4       6,861.5
  Policyholders' Funds and Experience Rating Refunds                           6,733.0       7,707.7
  Federal Income Tax Liability                                                    67.2          33.4
  Short-term Debt                                                                 13.4          14.4
  Long-term Debt                                                                 200.3         202.5
  Other Liabilities                                                              389.5         494.2
  Separate Account Liabilities                                                   343.7         313.0
                                                                             ---------     ---------

TOTAL LIABILITIES                                                             15,437.4      15,980.8
                                                                             ---------     ---------



COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 4


STOCKHOLDERS' EQUITY
  Preferred Stock                                                                156.2         156.2
  Common Stock, Class A                                                            8.6           8.6
  Common Stock, Class B                                                           36.8          36.8
  Additional Paid-in Capital                                                       5.6           4.8
  Net Unrealized Gain (Loss) on Securities                                        69.6        (302.3)
  Foreign Currency Translation Adjustment                                         (5.2)         (5.4)
  Retained Earnings                                                            1,303.2       1,270.4
                                                                             ---------     ---------


TOTAL STOCKHOLDERS' EQUITY                                                     1,574.8       1,169.1
                                                                             ---------     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $17,012.2     $17,149.9
                                                                             =========     =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES





                                               Three Months Ended June 30         Six Months Ended June 30
                                                   1995         1994                1995            1994
                                                         (in millions of dollars, except share data)
                                               -----------------------------------------------------------
REVENUE
 Premium Income                                   $313.1       $346.4            $  674.1        $  695.2
 Net Investment Income                             309.8        305.8               622.8           610.5
 Net Realized Investment Losses                    (24.6)        (3.3)              (28.5)           (7.6)
 Gain on Sale of a Portion of a
 Line of Business - Note 5                          21.8            -                21.8               -
 Other Income                                       24.0         39.7                67.7            79.9
                                                  ------       ------            --------        --------
TOTAL REVENUE                                      644.1        688.6             1,357.9         1,378.0
                                                  ------       ------            --------        --------



BENEFITS AND EXPENSES
 Policy and Contract Benefits                      353.0        372.1               747.7           759.9
 Change in Reserves for Future Policy and          119.0        111.9               271.2           210.0
  Contract Benefits
 Change in Policyholders' Funds                      7.1          5.5                10.5            11.4
 Amortization of Policy Acquisition Costs           18.1         15.5                35.2            31.5
 Salaries                                           23.5         40.1                62.5            79.5
 Other Operating Expenses                           71.5         86.5               159.3           174.1
                                                  ------       ------            --------        --------

TOTAL BENEFITS AND EXPENSES                        592.2        631.6             1,286.4         1,266.4
                                                  ------       ------            --------        --------

INCOME BEFORE FEDERAL INCOME TAXES                  51.9         57.0                71.5           111.6
FEDERAL INCOME TAXES                                16.9         19.4                24.2            38.4
                                                  ------       ------            --------        --------
NET INCOME                                        $ 35.0       $ 37.6            $   47.3        $   73.2
                                                  ======       ======            ========        ========


NET INCOME PER COMMON SHARE - NOTE 2              $ 0.70       $ 0.76            $   0.90        $   1.48



WEIGHTED AVERAGE COMMON SHARES                45,383,342   45,300,240          45,372,442      45,286,319
 OUTSTANDING


DIVIDENDS PER COMMON SHARE                        $ 0.18       $ 0.26            $   0.36        $   0.52



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES





                                                                               Six Months Ended June 30
                                                                                1995              1994
                                                                                (in millions of dollars)
                                                                              ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $   353.1          $   247.7
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Sales of Investments                                               850.0              273.4
 Proceeds from Maturities of Investments                                          601.5            1,376.1
 Purchase of Investments                                                         (948.8)          (2,424.5)
 Net Sales of Short-term Investments                                              231.4              323.4
 Disposition of Group Medical Business                                            (48.9)                 -
 Other                                                                            (53.0)              97.0
                                                                              ---------          ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  632.2             (354.6)
                                                                              ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Deposits to Policyholder Accounts                                                304.4              972.0
 Maturities and Benefit Payments from Policyholder Accounts                    (1,278.3)            (980.1)
 Net Short-term Borrowings                                                         (1.0)             220.7
 Issuance of Common Stock                                                           0.8                1.3
 Dividends Paid to Stockholders                                                   (22.7)             (29.9)
 Other                                                                             (0.7)             (43.2)
                                                                              ---------          ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (997.5)             140.8
                                                                              ---------          ---------


NET INCREASE (DECREASE) IN CASH AND BANK DEPOSITS                                 (12.2)              33.9


CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                      35.3               32.0
                                                                              ---------          ---------



CASH AND BANK DEPOSITS AT END OF PERIOD                                       $    23.1          $    65.9
                                                                              =========          =========





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES

JUNE 30, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2--EARNINGS PER SHARE

Earnings per common share are computed using net income less preferred stock dividends ($3.1 million for the three month periods ended June 30, 1995 and 1994 and $6.3 million for the six month periods ended June 30, 1995 and 1994) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis.

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES

JUNE 30, 1995

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:


                                               Three Months Ended June 30         Six Months Ended June 30
                                                   1995         1994                1995            1994
                                                                  (in millions of dollars)
                                               -----------------------------------------------------------
Revenue (Excluding Net Realized
 Investment Gains and Losses)
  Individual Life and Disability                  $251.1       $234.6            $  501.5         $  468.4
  Employee Benefits                                146.7        140.4               297.4            281.2
  Other Operations                                 270.9        316.9               587.5            636.0
                                                  ------       ------            --------         --------

    Total                                         $668.7       $691.9            $1,386.4         $1,385.6
                                                  ======       ======            ========         ========


Income Before Net Realized
 Investment Gains and Losses and
 Federal Income Taxes
  Individual Life and Disability                  $ 17.3       $ 15.8            $    0.5         $   30.0
  Employee Benefits                                  8.1         22.0                20.5             39.0
  Other Operations                                  51.1         22.5                79.0             50.2
                                                  ------       ------            --------         --------

    Total                                         $ 76.5       $ 60.3            $  100.0         $  119.2
                                                  ======       ======            ========         ========

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES

JUNE 30, 1995

NOTE 3--SEGMENT INFORMATION - CONTINUED


                                               Three Months Ended June 30         Six Months Ended June 30
                                                   1995         1994                1995            1994
                                                                  (in millions of dollars)
                                               -----------------------------------------------------------
Revenue (Including Net Realized
 Investment Gains and Losses)
  Individual Life and Disability                  $249.8       $236.7            $  500.9         $  473.5
  Employee Benefits                                147.1        141.5               298.1            282.3
  Other Operations                                 247.2        310.4               558.9            622.2
                                                  ------       ------            --------         --------

   Total                                          $644.1       $688.6            $1,357.9         $1,378.0
                                                  ======       ======            ========         ========


Income (Loss) Before Federal Income Taxes
 Individual Life and Disability                   $ 16.0       $ 17.9            $   (0.1)        $   35.1
 Employee Benefits                                   8.5         23.1                21.2             40.1
 Other Operations                                   27.4         16.0                50.4             36.4
                                                  ------       ------            --------         --------

   Total                                          $ 51.9       $ 57.0            $   71.5         $  111.6
                                                  ======       ======            ========         ========


The Other Operations segment now includes the results of the group medical business which was sold in the second quarter of 1995. Previously, these results were reported separately in the Medical Services segment.

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA AND SUBSIDIARIES

JUNE 30, 1995

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 5--SALE OF A PORTION OF A LINE OF BUSINESS

On December 20, 1994, the Company entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. (Healthsource) whereby Healthsource agreed to acquire certain assets and assume certain liabilities of the Company's group medical business. The sale was completed on May 31, 1995 effective April 30, 1995. The Company received $131.0 million in cash and $100.0 million of a new issue of Healthsource 6.25% preferred stock which is redeemable at par for two years or exchangeable for marketable securities under certain circumstances. Pursuant to the Agreement, assets were transferred to Healthsource which had a carrying value of approximately $297.5 million. Liabilities assumed by Healthsource in connection with the transferred business totaled $221.5 million. Total revenue and income before federal income taxes for the group medical business were $146.2 million and $3.3 million, respectively, for the four month period ended April 30, 1995. The gain on sale of the Company's group medical business increased second quarter and year-to-date operating earnings by $21.8 million ($0.48 per common share) before taxes and $14.2 million ($0.31 per common share) after taxes.

NOTE 6--RESTATEMENT

The Company restated its first quarter results to correct premium income and related expenses. This restatement is reflected in year-to-date statements of income and cash flows and in the segment information. During the process of separating the group business between the product lines retained by the Company and the product lines sold as part of the Medical Services business, an error occurred which resulted in the overstatement of premium income by $6.3 million, of income before federal income taxes by $6.1 million, of net income by $4.0 million, of income before federal income taxes per common share of $0.14, and of net income per common share of $0.09.

INDEPENDENT AUDITORS' REPORT ON REVIEW
OF INTERIM FINANCIAL INFORMATION




Board of Directors and Shareholders
Provident Life and Accident Insurance Company of America

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Life and Accident Insurance Company of America and Subsidiaries as of June 30, 1995, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




Chattanooga, Tennessee
August 9, 1995

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        Revenue excluding net realized investment gains/losses ("revenue") decreased $23.2 million, or 3.4 percent, to $668.7 million in the second quarter of 1995 from $691.9 million in the second quarter of 1994. The decline was the result of a decrease in revenue in the other operations segment ($46.0 million), which more than offset higher revenue in the individual life and disability segment ($16.5 million) and employee benefits segment ($6.3 million).

        For the first six months of 1995, revenue increased $0.8 million to $1,386.4 million from $1,385.6 million in the first six months of 1994. Revenue in the other operations segment declined $48.5 million, which was offset by increased revenue in the individual life and disability segment ($33.1 million) and employee benefits segment ($16.2 million).

        Income before net realized gains and losses and federal income taxes ("income") increased $16.2 million, or 26.9 percent, to $76.5 million in the second quarter of 1995 from $60.3 million in the second quarter of 1994. The increase was the result of higher income in the individual life and disability segment ($1.5 million) and other operations segment ($28.6 million), which was partly offset by decreased income in the employee benefits segment ($13.9 million).

        For the first six months of 1995, income declined $19.2 million, or 16.1 percent, to $100.0 million from $119.2 million in the first six months of 1994. Lower income in the individual life and disability segment ($29.5 million) and employee benefits segment ($18.5 million) was partly offset by increased income in the other operations segment ($28.8 million).

INDIVIDUAL LIFE AND DISABILITY

        Revenue in this segment increased $16.5 million, or 7.0 percent, to $251.1 million in the second quarter of 1995 from $234.6 million in the second quarter of 1994. Increases in both premium income and net investment income contributed to the higher revenue. Premium income increased $0.2 million, or
0.1 percent, to $159.8 million in the second quarter of 1995 from $159.6 million in the second quarter of 1994. The increase was the result of higher premium income in the individual disability income line of business, which increased $1.0 million, or 0.7 percent, to $144.1 million in the second quarter of 1995 from $143.1 million in the second quarter of 1994. Net investment income for the segment increased $15.2 million, or 20.7 percent, to $88.5 million in the second quarter of 1995 from $73.3 million in the second quarter of 1994. The increase was the result of increased capital and surplus allocated to the individual disability line of business, the normal growth in reserve liabilities and related assets held in individual life and disability contracts, and the growth in investment income related to the deferred deposits in the annuity line of business.

        For the first six months of 1995, revenue increased $33.1 million, or
7.1 percent, to $501.5 million from $468.4 million in the first six months of 1994. Premium income increased $2.2 million, or 0.7 percent, to $320.2 million in the first six months of 1995 from $318.0 million in the first six months of 1994. Increased premium income in the individual disability income line offset a decline in premium income from the individual life line of business. Net investment income increased $28.0 million, or 19.1 percent, to $174.6 million in the first six months of 1995 from $146.6 million in the first six months of 1994. The increase was the result of increased capital and surplus allocated to the individual disability line of business, the normal growth in reserve liabilities and related assets held in individual life and disability contracts, and the growth in investment income related to the deferred deposits in the annuity line of business.

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

        This segment reported income of $17.3 million in the second quarter of 1995 compared to $15.8 million in the second quarter of 1994, an increase of $1.5 million, or 9.5 percent. The individual disability line of business produced income of $10.2 million in the second quarter of 1995 compared to income of $8.1 million in the second quarter of 1994. This line benefited from improved claim experience in the second quarter of 1995 relative to the year ago quarter and the first quarter of 1995. Management believes that improved claims handling procedures, initiated over the past several months, helped produce this improvement in experience. New claims in the second quarter of 1995 were lower than the level experienced in the first quarter of 1995, but above the levels of the year ago quarter.

        For the first six months of 1995, the segment reported income of $0.5 million compared to $30.0 million in the first six months of 1994. The decline is primarily due to the individual disability income line, which produced a loss of $10.3 million in the first six months of 1995 compared to income of $15.5 million in the first six months of 1994. The loss was a result of adverse claim experience in the first quarter of 1995 on individual non-cancellable disability income contracts with own-occupation provisions which were issued between 1983 and 1989. Specifically, the severity of the new claims in the first quarter of 1995 was higher than the average levels experienced in the 1994 first quarter and for all of 1994, and the level of claim terminations was lower relative to both periods.

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

        Besides movement of interest rates, changes in expenses and morbidity can affect results. The loss recognition study performed as of September 30, 1993, also projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Incidence and termination rate studies have been performed as of December 31, 1994, to evaluate actual morbidity experience. Morbidity experience was at somewhat higher levels than expected for 1994, and also the first quarter of 1995. In the second quarter of 1995, however, actual morbidity experience was more in line with expected experience. It is not possible at this time to predict what actual morbidity will be in the future. However, if morbidity experience is higher than the levels assumed in the loss recognition studies, a further adjustment might be required. Since the study in 1993, expenses have been lower than projected in that study, primarily as a result of expense control efforts and centralization of the claims-paying function into the home office.

        The Company considers its individual disability income business to be one block or line of business for purposes of conducting a loss recognition study. The individual disability income business is analyzed on an ongoing basis to determine particular geographic areas, occupations, policy provisions, etc. which may be a factor in the results being experienced. Such reviews have shown that policies written for medical professionals and for residents of California and south Florida are more likely to result in claims than those written in other professions or in other areas of the United States or Canada. Additionally, policies written during the period 1983 through 1989 have a higher claim rate than those policies written before or after this time period. The Company, in intense competition with other companies in this line of business during this time period, liberalized underwriting standards and policy provisions without a corresponding increase in premium rates to offset the increased risk undertaken. Since 1989, however, the Company has been strengthening its underwriting and policy provisions and adjusting the price on its new business written to better reflect the risks in this line of business.

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


------------------------------------------------------------------------------------------------------------
                              December 31, 1992           September 30, 1993           December 31, 1994
------------------------------------------------------------------------------------------------------------
                              New                         New                          New
                              Money       Portfolio       Money        Portfolio       Money       Portfolio
------------------------------------------------------------------------------------------------------------
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


------------------------------------------------------------------------------------------------------------

      Annual net effective interest rates at which new money was actually invested for the individual disability income business for the year 1992, the first nine months of 1993, and the year 1994 were 8.82 percent, 7.59 percent, and 8.17 percent, respectively. The net effective interest rate at which new money was invested for this line in the second quarter of 1995 was 7.98 percent and 8.32 percent for the first half of 1995. The overall net effective portfolio yield rates for invested assets supporting the individual disability income business were 9.57 percent, 8.98 percent, and 8.64 percent as of December 31, 1992, September 30, 1993, and December 31, 1994, respectively.
The overall net effective portfolio yield for invested assets supporting this line was 8.58 percent at June 30, 1995. The September 1993 loss recognition study projected that morbidity would improve as a result of improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. The December 1994 study also projected improved morbidity, with reduced or delayed improvement, but projected no improvement in the economy.

        In performing a loss recognition study the Company is required to use its best estimates with regard to assumptions used in the calculation. Using "best estimates" means that no provision for adverse deviation is included in the assumptions and the expectation is for a break-even outcome, that is, there is about an even chance that experience will be better than or worse than the assumptions. If future experience conforms to assumptions used in the loss recognition study, no gain or loss would be expected from the line of business other than (i)investment income relative to the capital and surplus allocated to that line, and (ii) profit from new individual disability income policies. If actual experience in a future period is worse than assumed and is expected to continue, an additional loss would have to be recognized. If actual experience is better than assumed, the resulting gain will be recognized over future years as it is actually realized.

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

        It is not possible to predict with certainty whether morbidity, interest rates, and fixed maturity securities prepayments will continue at a level consistent with the Company's assumptions, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is further material deterioration in morbidity, interest rates, and fixed maturity securities prepayments from current assumptions. As part of its ongoing management of this line of business, the Company will conduct a gross premium valuation annually to validate the continued adequacy of current reserves.

        Income from the individual life line of business declined to $5.8 million in the second quarter of 1995, compared to $7.2 million in the second quarter of 1994. For the first six months of 1995, income from this line was $9.5 million compared to $13.5 million in the first six months of 1994. The decline in the first half was primarily attributable to a $1.9 million non-recurring expense item recorded in the first quarter of 1995 pertaining to reinsurance reserves, as well as higher mortality experience and slower revenue growth in the second quarter of 1995.

        Deposits on deferred annuities totaled $19.2 million in the second quarter of 1995 compared to $24.9 million in the second quarter of 1994. For the first six months of 1995, deposits totaled $62.1 million compared to $42.7 million for the first six months of 1994.

EMPLOYEE BENEFITS

        Revenue in the employee benefits segment increased $6.3 million, or 4.5 percent, to $146.7 million in the second quarter of 1995 from $140.4 million in the second quarter of 1994. This increase was primarily the result of an increase in premium income of $5.4 million, or 4.6 percent, to $123.2 million in the second quarter of 1995 from $117.8 million in the second quarter of 1994. Increased premium income in the group long-term disability (LTD), voluntary benefits, and packaged products lines of business contributed to this increase. Net investment income declined by $0.2 million, or 0.9 percent, to $21.3 million in the second quarter of 1995 from $21.5 million in the second quarter of 1994.

        For the first six months of 1995, revenue increased $16.2 million, or
5.8 percent, to $297.4 million from $281.2 million in the first six months of 1994. This increase was primarily the result of an increase in premium income of $16.0 million, or 6.8 percent, to $251.5 million in the first six months of 1995 from $235.5 million in the first six months of 1994. Increased premium income in the voluntary benefits, packaged products, group life, and group LTD lines of business contributed to this increase. Net investment income declined $1.2 million, or 2.8 percent, to $42.4 million in the first six months of 1995 from $43.6 million in the first six months of 1994.

        Income in this segment decreased $13.9 million to $8.1 million in the second quarter of 1995 from $22.0 million in the second quarter of 1994. The decline is primarily attributable to higher loss ratios in the group LTD and group life lines of business. The LTD line of business produced a loss of $6.6 million in the second quarter of 1995 compared to income of $1.3 million in the second quarter of 1994 due to higher claim incidence and severity. During the first quarter of 1995, the Company notified the existing group LTD customers in the medical and legal occupational classes that coverages will be terminated under the terms of the existing contracts, and the Company will no longer accept proposals for group disability coverage of new medical or legal groups. This action will impact approximately 15 percent of the group LTD block of business, which produced $58.9 million of premium income in 1994. Results in the group LTD line were negatively impacted by $2.2 million in the second quarter and first six months of 1995 due to an acceleration in the amortization of deferred policy acquisition costs. The group life line produced income of $4.2 million in the second quarter of 1995 compared to income of $8.5 million in the second quarter of 1994. The decline was primarily due to a higher loss ratio.

        For the first six months of 1995, income in this segment declined $18.5 million to $20.5 million from $39.0 million in the first six months of 1994. The decline is primarily attributable to higher loss ratios in the group LTD and group life lines. Group LTD produced a loss of $10.1 million in the first half of 1995 compared to income of $2.9 million in the first half of 1994 due to higher claims and severity. Income from the group life line declined to $7.8 million in the first six months of 1995 from $15.8 million in the first six months of 1994 due to the poor experience in the second quarter of 1995.

OTHER OPERATIONS

        Revenue in the other operations segment declined $46.0 million, or 14.5 percent, to $270.9 million in the second quarter of 1995 from $316.9 million in the second quarter of 1994. Net investment income declined $11.0 million, or
5.2 percent, to $200.0 million in the second quarter of 1995 from $211.0 million in the second quarter of 1994. This was a result of the lower investment income from the corporate (unallocated) capital and assets, which are included in this segment, due to additional capital being allocated to the individual disability line of business, and lower investment income in the group pension line due to a decrease in funds under management. Premium income declined $38.9 million to $30.1 million in the second quarter of 1995 from $69.0 million in the second quarter of 1994 due to the sale of the medical services business to Healthsource, Inc. This segment includes only one month of results of the medical services line in the second quarter of 1995, due to the sale of this line effective May 1, 1995. This line of business produced $23.5 million of premium income and $12.4 million of fee income in April compared to $61.5 million and $34.5 million, respectively, for the second quarter of 1994.

        For the first six months of 1995, revenue declined $48.5 million, or 7.6 percent, to $587.5 million from $636.0 million in the first six months of 1994. Net investment income declined $14.5 million, or 3.4 percent, to $405.8 million in the first half of 1995 from $420.3 million in the first half of 1994. This was a result of lower investment income from the corporate (unallocated) capital and assets, the group pension line, and the inclusion of only four months of net investment income for the medical services line. Premium income in this segment declined $39.3 million, or 27.7 percent, to $102.4 million in the first half of 1995 from $141.7 million in the first half of 1994. The decline was primarily the result of the sale of the medical services business which became effective May 1, 1995. This line produced $90.9 million of premium in the first four months of 1995, compared to $127.5 million in the first six months of 1994. Premium income in this segment was also impacted by the discontinuation of the sale of group single premium annuities which produced $0.7 million of premium income in the first half of 1995 compared to $3.0 million in the first six months of 1994.

        Income in this segment increased $28.6 million, or 127.1 percent, to $51.1 million in the second quarter of 1995 from $22.5 million in the second quarter of 1994. This segment includes a before-tax gain of $21.8 million from the sale of the medical services business to Healthsource during the second quarter of 1995. Within this segment, the group pension line of business produced income of $17.5 million in the second quarter of 1995, compared to $11.9 million in the second quarter of 1994. This line of business benefited from an improvement in the spread between interest credited on contracts and the interest earned on the invested assets.

        During the first half of 1995, income in this segment increased $28.8 million, or 57.4 percent to $79.0 million from $50.2 million in the first half of 1994. The increase is primarily due to the gain from the medical services
sale and the improved results in the group pension line.   Results in the second
quarter and first six months of 1995 were negatively impacted by a $1.9 million guaranty fund assessment.

        The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Traditional GICs under management declined $1.21 billion, or 16.8 percent, to $6.01 billion at June 30, 1995, from $7.22 billion at June 30, 1994. Total funds under management and equivalents decreased $0.15 billion, or 1.5 percent, to $9.91 billion at June 30, 1995 from $10.06 billion at June 30, 1994. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.25 billion at June 30, 1995 compared to $1.21 billion at June 30, 1994. Deposits of synthetic GICs totaled $418.0 million in the second quarter of 1995, compared to $250.8 million in the second quarter of 1994. Deposits of synthetic GICs totaled $620.6 million in the first half of 1995 compared to $574.7 million in the first half of 1994.

        Income from the block of corporate-owned life insurance, included in the other operations segment, improved to $9.3 million in the first half of 1995 from $8.8 million in the first half of 1994. Improved mortality experience was a primary source of the higher income in this line of business.

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

        The Company's requirements are met primarily by cash flow provided from operations, principally in Provident. Cash flow from operations has been substantial over the past three years. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flows from operations were ample in the first six months of 1995 and 1994. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash is applied to the payment of policy benefits, cost of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

        The Company expects that the sale of the group medical services business to Healthsource will have no material adverse effect on its liquidity. The sale produced an after-tax gain of $14.2 million on a generally accepted accounting principles (GAAP) basis and an after-tax gain of $86.4 million on a statutory basis.

        The Company expects no material adverse effect on its liquidity as a result of the strategic decision to discontinue the sale of traditional GICs. While traditionally the investment strategy for this product line has been to match the effective asset durations with the related expected liability durations, the Company has moved toward a cash-matching investment strategy. In addition, management expects that capital from the GIC business will be redeployed in other lines of business or used for other business purposes.

INVESTMENTS

        The Company is actively exploring transactions which will reduce its exposure to both restructured mortgage loans and currently performing mortgage loans either through the outright sale of mortgage loans or the securitization of part or all of the portfolio. In anticipation of the sale the Company has used puts on Treasury securities to hedge the expected proceeds from the sale. On May 10, 1995, the Company sold restructured mortgage loans with a principal amount of $147.5 million and a book value of $122.6 million. The Company received $99.5 million in cash for these restructured loans, which resulted in a before-tax realized investment loss of $23.1 million.

        Prior to 1992, the Company experienced increases in non-current investments. For the past three years, however, the Company's exposure to such investments has declined significantly. These non-current investments are primarily foreclosed real estate investments, mortgage loans which became more than thirty days past due in their principal and interest payments, and bonds and preferred stocks in default. Non-current investments at June 30, 1995 were $104.0 million, or 0.68 percent of invested assets. Non-current investments at year-end 1994 were $88.5 million, or 0.59 percent of invested assets, compared to $170.2 million, or 1.13 percent of invested assets, at year-end 1993.

        A distribution of the mortgage loan portfolio by state and by property type as of June 30, 1995 is presented below.


                                                                                  Percent of
            Region                               Amount                        Mortgage Portfolio
            ------                               ------                        ------------------
                                              (in millions)
          Pacific                               $  336.6                               27.2%
          South Atlantic                           274.4                               22.2
          East North Central                       168.8                               13.7
          Mountain                                 136.5                               11.0
          West North Central                       112.2                                9.1
          West South Central                       100.7                                8.1
          East South Central                        97.2                                7.9
          Middle Atlantic                           25.9                                2.1
          New England                                6.2                                0.5
          Mortgage Loan Loss Reserve               (22.2)                              (1.8)
                                                --------                              -----

             TOTAL                              $1,236.3                              100.0%
                                                ========                              =====


            Property                                                              Percent of
            Type                                 Amount                        Mortgage Portfolio
            ----                                 ------                        ------------------
                                              (in millions)
          Retail                                $  401.2                               32.5%
          Apartment                                307.6                               24.9
          General Office Buildings                 188.1                               15.2
          Industrial & Warehouse                   184.4                               14.9
          Healthcare                               142.3                               11.5
          Hotel/Motel                               23.9                                1.9
          Other                                     11.0                                0.9
          Mortgage Loan Loss Reserve               (22.2)                              (1.8)
                                                --------                              -----

            TOTAL                               $1,236.3                              100.0%
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


                                                      June 30, 1995        Dec 31, 1994         Dec 31, 1993
                                                      -------------        ------------         ------------

                                                                          ($ in millions)
          Mortgage Loans                                 $ 1,236.3           $ 1,502.5           $ 1,824.9
          Invested Assets                                 15,258.7            15,017.6            15,009.6
          Mortgage Loans as Percent
           of Invested Assets                                  8.1%               10.0%               12.2%

          Delinquent Mortgage Loans                      $    40.5           $    25.4           $    64.7
          Restructured Mortgage Loans                         66.4               243.5               246.2
          Foreclosed Real Estate                              32.3                45.2                81.4
          Problem Mortgages as Percent
           of Invested Assets                                  0.9%                2.1%                2.6%

          Mortgage Loan Reserve                          $    22.2           $    49.0           $    55.3
          Real Estate Reserve - Foreclosed                    11.6                10.6                12.0
          Real Estates Reserve - Investment                    7.0                 7.7                 0.7

          Bonds and Preferred Stocks
           in Default                                    $    31.2           $    17.9           $    24.1

        Management believes the mortgage loan loss reserve is adequate given the level of delinquent mortgage loans. Foreclosed real estate is reported at the lower of cost or fair value.

        Management does not expect the non-current mortgage loan and foreclosed real estate investments to have a material adverse effect on its results of operations, financial condition, or ability to hold its other investments to maturity. This is primarily because of the relatively small amount of these non-current investments compared to total invested assets and to the total of high quality, liquid investments. Mortgage loans are placed on a non-accrual status when the loan becomes thirty days past due, and at that time all accruals on such delinquent mortgage loans are reversed.

        In addition, the Company actively manages its non-current investments through sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Write-downs and provisions for losses on mortgage loans and foreclosed real estate were $16.8 million for the year 1994. During the first half of 1995, the Company increased the loss provision for $3.0 million and released $31.4 million from the reserve as actual losses were incurred. The net effect was a realized investment loss of $3.0 million. These losses are not expected to have a material adverse impact on the financial condition and results of the Company due to the strong capitalization of the Company.

        During the first six months of 1995, the Company sold six foreclosed properties with a book value of $11.7 million. During 1994, the Company sold thirteen foreclosed properties with a book value of $58.9 million at the date of sale.

        The Company's investment in mortgage-backed securities totaled $3.1 billion on an amortized cost basis at June 30, 1995, and $3.3 billion at December 31, 1994. At June 30, 1995, the mortgage-backed securities had an average life of 5.7 years and effective duration of 3.6 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayments of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

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

        The company's exposure to below-investment-grade fixed maturities at June 30, 1995, was $841.4 million, representing 5.5 percent of invested assets, below the internal limit of 7.5 percent of investment assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities at December 31, 1994, was $694.8 million, representing 4.6 percent of invested assets. The Company's holding of $100 million of Healthsource 6.25% preferred stock, related to the sale of the group medical services business, is included in this figure at June 30, 1995.

        In the fourth quarter of 1994, the Company announced that it would discontinue the sale of traditional GICs as a part of its overall strategic
review.   Subsequently, the decision was made to move to a cash-matched basis instead of a duration-matched basis. In the fourth quarter of 1994, the investment portfolio of Provident National Assurance Company ("PNAC"), one of the Company's subsidiaries through which group pension products are marketed, was rebalanced. Approximately $220 million of long duration bonds were sold to fund maturing liabilities, and the balance was reinvested in shorter duration bonds in order to minimize the exposure to interest rate changes. Approximately $7 million in capital losses was realized from the sale of longer duration assets. In addition, the future sales value of approximately $700 million in assets held by PNAC was hedged by entering into $200 million (notional value) of futures contracts and $500 million (notional value) of forward interest rate swaps. The net asset and hedge losses that could potentially be realized over the next two years are presently estimated to be approximately $30 million within a range of $3 million to $6 million per quarter, assuming interest rates do not increase more than 100 basis points and asset spreads do not change dramatically. In addition, in the fourth quarter of 1994 the Company used forward interest rate swaps to hedge $300 million of anticipated future asset sales in the group pension investment portfolio of Provident, the other of the Company's subsidiaries through which group pension products are marketed.

        During 1995, management has continued to adjust the investment portfolio. GIC contracts totaling $643 million were restructured on a duration neutral basis, moving maturities from 1996 and 1997 to 1995, 1998, and 1999. Hedge transactions totaling $300 million were initiated, fixing the sales price of future asset sales. In addition, $104 million of long maturity bonds were sold in the Provident group pension portfolio with $69 million of the proceeds transferred to PNAC in cash in exchange for bonds which mature in 1997 and $35 million invested in 1997 bonds which mature in 1997. Management has added resources in the investment area to address modeling and testing all asset and liability portfolios to improve interest rate risk management.


                        REVIEW BY INDEPENDENT AUDITORS

        The condensed consolidated financial statements at June 30, 1995, and for the three month and six month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company conducted its Annual Meeting of Stockholders on June
         13, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The stockholders elected all of management's nominees for the Board of Directors as listed in the proxy statement and also approved the Reorganization of the Company (vote FOR: 32,604,236; AGAINST: 296,502;
         ABSTAIN: 364,211; NON-VOTE: 8,360,827); a proposal to allow the meeting to be adjourned if sufficient votes to approve the Reorganization were not received (vote FOR: 31,870,329; AGAINST: 2,489,042; ABSTAIN:
         152,456; NON-VOTE: 7,113,949); an amendment to the Annual Management Incentive Compensation Plan of 1994 (vote FOR: 30,960,315; AGAINST:
         623,256; ABSTAIN: 271,162; NON-VOTE: 5,362,301); amendments to the
         Stock Option Plan of 1994 (vote FOR: 26,620,255; AGAINST: 836,247;
         ABSTAIN: 267,917; NON-VOTE: 9,492,615); and the Provident Employee Stock Purchase Plan (vote FOR: 29,197,238; AGAINST: 586,887; ABSTAIN:
         258,505; NON-VOTE: 7,174,404); all as described in the Proxy Statement.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 10.1           An amendment to the Annual Management Incentive
                                Plan of 1994

         Exhibit 10.2           Amendments to the Stock Option Plan of 1994

         Exhibit 10.3           Employee Stock Purchase Plan

         Exhibit 15             Letter re unaudited interim financial
                                information

         Exhibit 27             Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K    June 1, 1995

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Provident Life and Accident Insurance
                                         Company of America



Date:  August 10, 1995                  /s/ J. Harold Chandler
                                        --------------------------------------
                                        J. Harold Chandler
                                        President and Chief Executive Officer




Date:  August 10, 1995                  /s/ Thomas R. Watjen
                                        --------------------------------------
                                        Thomas R. Watjen
                                        Executive Vice President and
                                        Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549





                                   EXHIBITS

                                      to

                                   FORM 10-Q





           PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY OF AMERICA



                                                                                              Page
Exhibit 10.1          An amendment to Annual Management Incentive Compensation
                      Plan of 1994                                                              27

Exhibit 10.2          Amendments to Stock Option Plan of 1994                                   29

Exhibit 10.3          Employee Stock Purchase Plan                                              31

Exhibit 15            Letter re unaudited interim financial information                         38

Exhibit 27            Financial Data Schedule (for SEC use only)                                39