Form 10-K
period 1996-12-31
PROVIDENT COMPANIES INC /DE/
filed 1997-03-26
CIK 5513

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 1-11834

                           PROVIDENT COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              62-1598430
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          1 FOUNTAIN SQUARE
        CHATTANOOGA, TENNESSEE                                       37402
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (423) 755-1011

Securities registered pursuant to
Section 12(b) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

       8.10% CUMULATIVE PREFERRED STOCK, LIQUIDATION VALUE $150 PER SHARE
                                (Title of Class)

Securities registered pursuant to
Section 12(g) of the Act:                                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES   X     NO

As of March 10, 1997, there were 45,685,191 shares of the registrant's Common Stock, and 1,041,534 shares of the registrant's 8.10% Cumulative Preferred Stock outstanding. The aggregate market value of the shares of Common Stock and the Depositary shares representing the Preferred Stock based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $ 1,246.0 million and $161.7 million, respectively.

Selected material from the Annual Report to Stockholders for the year ended December 31, 1996 and Proxy Statement for the Annual Meeting of Stockholders scheduled for May 7, 1997, have been incorporated by reference into Parts I, II, and III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

          Provident Companies, Inc. (the "Company") is a Delaware business corporation that serves as a holding company of Provident Life and Accident Insurance Company ("Accident"), Provident Life and Casualty Insurance Company ("Casualty"), and Provident National Assurance Company ("National") (hereinafter collectively "Provident").

          Provident does business in the 50 states, the District of Columbia, Puerto Rico, and ten provinces and two territories of Canada. Provident operates principally in the life and health insurance business. Individual disability income products, individual life products, and individual annuities are reported in the Individual Life and Disability segment and are marketed primarily through personal producing general agents, brokerage offices, and corporate marketing arrangements. Individual annuities and individual disability products are also marketed through financial institutions. The Employee Benefits segment contains products that are sold to or through corporate customers and certain affinity groups, including permanent and term life insurance, disability, cancer, accident and sickness, accidental death and dismemberment protection, and medical stop-loss. The Other Operations segment reports corporate results, primarily investment earnings on capital not specifically allocated to a line of business, and also includes results from products no longer actively marketed, including guaranteed investment contracts ("GICs"), group single premium annuities, and corporate-owned life insurance. This segment also includes the results of the group medical business which was sold effective April 30, 1995. See "Note 13 of the Notes to Consolidated Financial Statements" on page 65 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

          The Company does not conduct any other significant business except for its receipt of dividends from Provident and the payment of dividends to its stockholders (see Item 7 below).

          The acquisition of The Paul Revere Corporation ("Paul Revere") by the Company is currently pending and is expected to close in the first quarter of 1997. The acquisition is to be effected pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into Paul Revere with Paul Revere becoming a wholly-owned subsidiary of the Company (the "Paul Revere Merger"). The Paul Revere Merger will be accounted for under the purchase method of accounting, pursuant to which the assets and liabilities of Paul Revere will be recorded at their respective fair values and added to those of the Company. Paul Revere is a Massachusetts corporation organized in 1992 as an insurance holding company. Paul Revere's principal operations in the United States and Canada are conducted through its wholly-owned subsidiary, The Paul Revere Life Insurance Company ("Paul Revere Life"), a Massachusetts-domiciled life insurance company licensed in all 50 states, the District of Columbia, and Canada. Paul Revere Life has two wholly-owned subsidiaries, The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable"), a Massachusetts-domiciled life insurance company licensed in 48 states and the District of Columbia, and The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"), a Delaware-domiciled life insurance company licensed in 40 states and the District of Columbia. Disability insurance has been Paul Revere's primary product line since Paul Revere Life's founding. In addition to its individual and group disability insurance products, Paul Revere also markets individual life insurance, group life insurance, dental insurance, and annuity products.

          In connection with the Paul Revere Merger, the stockholders of the Company approved issuing up to 14,406,000 shares of the Company's Common Stock to the stockholders of Paul Revere and issuing 9,523,810 to Zurich Insurance Company in connection with financing the Merger. They also approved amending the Company's Certificate of Incorporation to increase from 65,000,000 to 150,000,000 the number of shares of the Company's Common Stock which the Company is authorized to issue.

          In February 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. ("GENEX") at a price of approximately $70 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation claims. The results of the GENEX operations will be reported in the Employee Benefits segment in future filings.

          Unless the context otherwise indicates, references in this report to the "Company" include Provident Companies, Inc., and its direct subsidiaries, including Accident, National, and Casualty. Unless the context otherwise indicates, the discussion of the business of the Company will refer to the business and activities of Provident because all of the material business activities of the Company are conducted by Provident.

SELECTED DATA OF SEGMENTS

The following table reflects for the indicated years selected financial data for the Company's segments.

Year Ended December 31                          1996       1995       1994
                                                 (in millions of dollars)
                                              -------------------------------

Revenue (Excluding Net Realized
 Investment Gains and Losses)
      Individual Life and Disability          $ 1,047.6  $ 1,019.3  $   956.6
      Employee Benefits                           606.1      582.7      555.3
      Other Operations                            646.8      985.0    1,280.4
                                              ---------  ---------  ---------
        Total                                 $ 2,300.5  $ 2,587.0  $ 2,792.3
                                              =========  =========  =========

Income Before Net Realized Investment
 Gains and Losses and Federal Income Taxes
      Individual Life and Disability          $   117.3  $    36.5  $    53.2
      Employee Benefits                            56.3       48.6       71.8
      Other Operations                             61.2      122.6      106.0
                                              ---------  ---------  ---------
        Total                                 $   234.8  $   207.7  $   231.0
                                              =========  =========  =========

Revenue (Including Net Realized
 Investment Gains and Losses)
      Individual Life and Disability          $ 1,056.1  $ 1,024.0  $   962.4
      Employee Benefits                           606.2      586.6      556.9
      Other Operations                            629.6      944.7    1,242.9
                                              ---------  ---------  ---------
        Total                                 $ 2,291.9  $ 2,555.3  $ 2,762.2
                                              =========  =========  =========


Income Before Federal Income Taxes
      Individual Life and Disability          $   125.8  $    41.2  $    59.0
      Employee Benefits                            56.4       52.5       73.4
      Other Operations                             44.0       82.3       68.5
                                              ---------  ---------  ---------
        Total                                 $   226.2  $   176.0  $   200.9
                                              =========  =========  =========

Assets
      Individual Life and Disability          $ 6,051.3  $ 5,746.1  $ 4,597.1
      Employee Benefits                         1,505.8    1,426.5    1,238.3
      Other Operations                          7,435.4    9,128.7   11,314.5
                                              ---------  ---------  ---------
        Total                                 $14,992.5  $16,301.3  $17,149.9
                                              =========  =========  =========

   Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income. Assets have been allocated to the segments based upon identifiable liabilities and allocated stockholders' equity.

   Additional information regarding the operations of these segments may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-35 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

CONSOLIDATED LIFE INSURANCE IN FORCE

The following table sets forth the changes to life insurance in force and the number of policies in force for the Company's business segments. Reinsurance assumed has been included in these figures. Reinsurance ceded has not been deducted.

                                                                                                                         NUMBER OF
                                                                     FACE AMOUNT                                         POLICIES
                          -------------------------------------------------------------------------------------------    ----------
                                                                (in millions of dollars)

                          In force                                              Lapses                      In force    In force
                          Beginning                       Other                   and           Other         End         End
                           of Year         Sales        Increases    Deaths    Surrenders     Decreases     of Year     of Year
                          ---------      ---------      ---------    ------    ----------     ---------    ----------   ----------
1996
Individual Life
  and Disability          $12,709.1       $1,109.2        $239.6      $48.5      $1,109.9       $314.3      $12,585.2      173,330
Employee Benefits          83,276.3       13,664.0       2,011.8      201.1      11,558.2        113.1       87,079.7      415,394
Other Operations            2,967.2            4.2          66.2       28.8           5.0          4.2        2,999.6       25,597
                          ---------      ---------      ---------    ------     ---------       ------     ---------       -------
    Total                 $98,952.6      $14,777.4      $2,317.6     $278.4     $12,673.1       $431.6     $102,664.5      614,321
                          =========      =========      ========     ======     =========       ======     ==========      =======
1995
Individual Life
  and Disability          $12,683.6       $1,062.7        $260.3      $45.8      $1,050.4       $201.3      $12,709.1      179,310
Employee Benefits          71,460.5        9,133.1       6,287.9      193.6       3,324.3         87.3       83,276.3      367,601
Other Operations            2,641.5            8.9         344.6       12.3          12.2          3.3        2,967.2       25,844
                          ---------      ---------      ---------    ------     ---------       ------     ---------       -------
    Total                 $86,785.6      $10,204.7      $6,892.8     $251.7      $4,386.9       $291.9      $98,952.6      572,755
                          =========      =========      ========     ======     =========       ======     ==========      =======
1994
Individual Life
  and Disability          $12,877.4       $1,299.6        $210.0      $50.9      $1,406.7       $245.8      $12,683.6      185,440
Employee Benefits          68,064.8        7,027.2       1,214.5      188.2       4,342.3        315.5       71,460.5      340,110
Other Operations            2,351.7            5.7         307.0       12.1          10.2          0.6        2,641.5       25,995
                          ---------      ---------      ---------    ------     ---------       ------     ---------       -------
    Total                 $83,293.9       $8,332.5      $1,731.5     $251.2      $5,759.2       $561.9      $86,785.6      551,545
                          =========      =========      ========     ======     =========       ======     ==========      =======

INDIVIDUAL LIFE AND DISABILITY

     The Individual Life and Disability segment offers a variety of disability and life and annuity products to individuals.

     For a discussion of operating results for the Individual Life and Disability segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 27-28, of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

     Historically, individual disability income insurance has been a significant contributor to Provident's net income, although in 1993, 1994, and 1995 net income from this line was down materially from earlier years. In 1996, results in this line improved significantly.

     Provident is among the largest underwriters of individual disability income insurance in the United States based on annualized premiums in force. Until 1995 almost all of Provident's individual disability income insurance was sold on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, the policy cannot be canceled by Provident nor can the premium be raised. Historically, Provident marketed individual disability income insurance primarily to upper income professionals, small business owners, and business executives. As discussed below, Provident has changed the types of policies which it is offering and broadened the market focus for these products.

     Individual disability income insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability income policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured's monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder's needs. Provident also markets individual disability income policies which include payments for transfer of business ownership and business overhead expenses. Individual disability income products do not provide for the accumulation of cash values.

     Premium rates for these products are varied by age, sex, and occupation based on assumptions concerning morbidity, persistency, policy related expenses, and investment income. Provident develops its assumptions based on its own claim experience and published industry tables. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the morbidity and interest rate assumptions set in the loss recognition study of the business written in 1993 and prior and in the pricing of business written after 1993. Provident's underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

     The Company performed a loss recognition study on its individual disability income business as of September 30, 1993. The study resulted in a $423.0 million pre-tax or $275.0 million after-tax charge to operating earnings. The charge was required under generally accepted accounting principles due to the significant decline in interest rates in 1993 and the increased level of morbidity experienced by the Company. Since 1993, the Company has performed annual loss recognition studies to determine the continued adequacy of the reserves that were established. Based upon the December 1996 loss recognition study, which incorporates management's best estimate for the assumptions used, reserves were adequate at December 31, 1996.

     To better understand and analyze this business, Provident segments the business by state, branch office, policy form, and occupation and uses the information in the pricing, risk selection, and morbidity control processes as more fully discussed below. Provident has also tightened its underwriting requirements, discontinued sale of noncancelable long-term own-occupation policies with certain exceptions, and issued a new series of loss of earnings ("LE") policies. All claim payments are centralized in the home office for greater control and consistency. Specialization is being emphasized for specific types of claims, such as mental and nervous and orthopedic claims; early intervention in the claim process has been emphasized; and, the number and qualifications of the claims adjudication staff have been increased.

     The management of the Company initiated a comprehensive analysis of its overall corporate strategy in 1994. An important conclusion related to the individual disability income line was that the combination of noncancelable pricing guarantees and long-term own-occupation coverage is a risk which is very difficult to manage in today's environment. Therefore, in 1995, Provident discontinued selling individual noncancelable contracts with the long-term own-occupation provision (other than conversion policies available under existing contractual arrangements). Additionally, after January 1, 1995, lifetime benefits were not available on any basis, and maximum issue and participation limits of $10,000 were applied to all physicians and dentists.

     Consistent with the product development strategy begun in 1994, Provident is offering LE contracts instead of the traditional noncancelable long-term own-occupation contracts. The LE contract insures income rather than occupation. Eligibility for benefits under the new LE policy is not based on whether the insured can work in his or her original occupation. Instead, a claimant must satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual disability income product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

     These product decisions are an integral part of an intensive, broad-based effort to enhance the profitability and improve the growth prospects of the individual disability line. This effort involves many separate improvement initiatives implemented in 1995 which fall into four main categories. The first major area of emphasis focuses on thoroughly understanding the risk characteristics of the current individual disability income block of business. The second major area of emphasis includes improvements to the claims management process including the addition of resources, the creation of dedicated specialty claim units (including mental and nervous and orthopedic), and enhancements to rehabilitation capabilities. Management believes these efforts will enable the Company to enhance service to its customers by providing a better understanding of the disability underlying the claims and improving further the Company's ability to thoroughly and effectively adjudicate a claim. Through the acquisition of GENEX and the important disability management and rehabilitation skill sets available from its personnel, the Company will be able to provide additional service and benefits to its disability customers. A third category is a complete reengineering of the new-business process in order to achieve a more efficient application and policy issue process. Through the utilization of improved technology and work processes, Provident began the implementation of its refocused customer strategy in 1995. Finally, the fourth area focuses on expanded future product offerings with product modifications continuing to be developed in 1996 as a result of the initiatives outlined above.

     These strategic actions were expected to result in a period of lower premium income from new sales of individual disability income products, due to the product transition and the premium differential that exists between the new LE contracts and the old noncancelable long-term own-occupation contracts. Although sales declined in the early part of 1996, in the second half of the year annualized new premium exceeded that of the first six months of 1996 and that of the last six months of 1995. Management believes this indicates improving market acceptance of the new products.

     Provident markets individual disability income insurance primarily through independent agents and brokers who are served by a network of 45 sales offices in the United States (service offices have been consolidated into the home office in Chattanooga, Tennessee) and 4 sales offices and 1 Canadian home office in Canada. The sales offices are staffed with approximately 175 management, sales, and clerical employees. Provident has 8 United States marketing regions which provide support and services to branch and district managers.

     Also included in this segment is a variety of individual life products offered to the middle and upper income market historically through a distribution system of approximately 700 personal producing general agents ("PPGAs") throughout the United States. These products are also available through the individual brokerage offices.

     Provident's life insurance offerings include term insurance, universal life, and interest-sensitive life insurance products. Universal life products provide permanent life insurance with adjustable interest rates applied to the cash value and are designed to achieve specific policyholder objectives such as higher accumulation values and/or flexibility with respect to amount of coverage and premium payments. The principal difference between fixed premium and universal life insurance policies centers around policy provisions affecting the amount and timing of premium payments. Under universal life policies, policyholders may vary the frequency and size of their premium payments, and policy benefits may fluctuate accordingly. Premium payments under the fixed premium policies are not variable by the policyholder and, as a result, generally reflect lower administrative costs than universal life products for which extensive monitoring of premium payments and policy benefits is required.

     The largest number of ordinary life policies sold in 1995 and 1996 were the ten-year level term policies. These products have level premiums for an initial ten-year period after which the policyholder may resubmit to the underwriting process and possibly qualify for a new ten year period at the attained age premiums; otherwise, premiums revert to a yearly renewable term premium which increases annually. When measured by annualized premiums, universal life with the flexibility and features described above was the largest product category sold by Provident in this segment in recent years.

     Premium rates for Provident's life insurance products are based on assumptions as to future mortality, investment yields, expenses, and lapses. Although a margin for profit is included in setting premium rates, the actual profitability of products is significantly affected by the variation of actual experience from assumed experience. Profitability of fixed premium products is also dependent upon investment income on reserves. The profitability of interest-sensitive products is determined primarily by the ultimate underwriting experience and the ability to maintain anticipated investment spreads.
Provident believes that the historical claim experience for these products has been satisfactory.

     From Provident's viewpoint, the risks involved with interest-sensitive products include actual versus assumed mortality, achieving investment returns that at least equal the current declared rate, competitive position of declared rates on the policies, meeting the contractually guaranteed minimum crediting rate, and recovery of policy acquisition costs. From the policyholder's perspective, the risk involved with interest-sensitive products is whether or not the declared rates on the policy will compare favorably with the returns available elsewhere in the marketplace.

     In 1994, Provident began distributing individual single premium deferred annuities through banks and other financial institutions using third party marketers specializing in this type of distribution. Provident generated $8.1 million in single premium deferred annuity deposits sold through this channel in 1996 and expects to expand the distribution of these products in 1997. Deposits on annuities sold through other distribution channels were $13.1 million in 1996.

     Management has created a significant initiative to expand its offering of each of its individual products through each of its marketing channels, including its individual brokerage system, the PPGAs, and its alternative markets group which focuses on sales through non-traditional channels including banks and other financial institutions, affinity groups, and associations. This expansion should further enhance the Company's ability to serve a broader market.


EMPLOYEE BENEFITS

     The Employee Benefits segment offers a variety of group related products such as voluntary benefits, group disability, group life insurance, medical stop-loss insurance, and other products marketed to certain associations and employee groups. These products are sold through consultants, brokers, agents and directly to corporate customers.

     For a discussion of operating results for the Employee Benefits segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29-30 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

     In recent years, Provident has increased its emphasis on marketing group disability income insurance as a separate coverage, primarily on a fully-insured basis to employers with fewer than 1,000 employees. Disability income insurance provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Premiums for this product are based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit.

     Premiums for existing experience rated group disability business are based on the specific claim experience of the client with some credibility for the experience of the specific group. A few accounts are handled on an administrative services only basis with responsibility for funding claim payments remaining with the customer.

     Profitability of group disability insurance is affected by deviations of actual claims experience from expected claims experience and the ability of Provident to control its administrative expenses. Morbidity is an important factor in disability claim experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance.

     In general, experience rated disability coverage for large groups has narrower profit margins and represents less risk to Provident than business of this type sold to small employers. This is because Provident must bear all of the risk of adverse claim experience in small case coverages while larger employers bear much of this risk themselves. For disability coverages, case management and rehabilitation activities with regard to claims, along with appropriate pricing and expense control, are important factors contributing to profitability.

     These products are sold by a dedicated field sales organization through consultants and brokers. Successful sales of these products depend upon rehabilitation programs and quality claim servicing which is perceived by customers as justifying a fair price.

     Group life insurance is marketed by Provident to both large and small employers. The coverage offered consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages. Profitability in group life is affected by deviations of actual claim experience from expected claim experience and the ability of Provident to control administrative expenses. Field sales representatives sell large case group life to employers through consultants, brokers, and independent general agents.

     Some employers protect themselves against significant adverse claim experience with respect to medical coverage through stop-loss arrangements. Under a variety of stop-loss arrangements, Provident charges a premium in exchange for an obligation that it will absorb (or reimburse the employer or plan) for claims in excess of a stated amount on an aggregate or individual basis. Profitability in medical stop-loss arrangements depends upon the ability of Provident to accurately predict actual claim trends relative to expected trends, predict rates of medical cost inflation, and analyze the claim practices of the underlying plan.

     To complement its employer paid programs Provident also offers voluntary benefits products through employer-sponsored payroll deduction programs. In addition to universal life and interest-sensitive life products, Provident offers health products, principally intermediate disability income policies. These payroll deduction health products are an integral and growing part of the current marketing efforts in the Employee Benefits segment. Payroll deduction individual life and health insurance is sold through salaried field representatives, who call on large employers, and through independent general agents and brokers. When employer sponsorship is achieved, either independent enrollment specialists or Provident's enrollment team solicits employee participation. Using employer-sponsored payroll deduction methods to distribute life insurance products typically means lower acquisition costs than traditional distribution methods.


OTHER OPERATIONS

     The Other Operations segment consists of GICs, group single premium annuities ("SPAs"), a closed block of corporate-owned life insurance, the medical services business sold in 1995, and any capital and assets that are not allocated to the business segments.

     GIC products include synthetic GICs, traditional GICs, and separate account GICs. In December 1994, the Company discontinued the sale of traditional GICs, but continues to service its block of existing business. Sales of separate account GICs and synthetic GICs were discontinued in 1996. Sales of group SPAs were also discontinued.

     Information with respect to the Other Operations segment is included in the Annual Report to Stockholders for the year ended December 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30-31, incorporated herein by reference.

     Traditional GICs have comprised a major portion of this segment's products sold since 1982. Under traditional GICs, Provident guarantees the principal and interest to the contract holder for a specified period, generally three to five years. Provident marketed GICs for use in corporate tax-qualified retirement plans and derives profits from GICs on the spread between the amount of interest earned on invested funds and the fixed rate guaranteed in the GIC. Provident introduced its separate account GIC product in late 1992 and its synthetic GIC in mid-1993. Separate account GICs differ from traditional GICs in that the assets underlying the contract are segregated from the general account of Provident and held solely for the benefit of the specific contract involved. Funds under management for separate account GICs were $68.3 million at December 31, 1996.

     The synthetic GIC differs from the traditional GIC in that the assets underlying the contract are owned and retained by the trustee of the contract holder. These assets are held in a custodial account in the name of the trustee and are not included in the Company's consolidated statements of financial condition. Under the contract, if the trustee requests a benefit payment be made under the plan, Provident guarantees to provide the benefit payment at book value and, in return for this service, Provident receives a premium calculated primarily with respect to benefit payment exposure and contract size. Funds under management for synthetic GICs at December 31, 1996, were $2,176.6 million.

In January 1997, the Company signed a letter of understanding to sell the block of business through an assumptive reinsurance transaction.

     Group SPAs are used as funding vehicles primarily when defined benefit pension plans are terminated. Provident also offers annuities as an employer-sponsored option for retirees receiving their distributions from 401(k) plans. Pursuant to a group SPA contract, Provident receives a one-time premium payment and in turn agrees to pay a fixed monthly retirement benefit to specified employees.

     Provident believes that there are three primary sources of risk associated with traditional GICs and group SPAs, assuming that the business has been properly capitalized. Underwriting risk covers the risk that a GIC has been priced properly to reflect the risk of withdrawal and for group SPAs, that the mortality rates and the ages and frequency at which annuitants will retire have been accurately projected. Asset/liability risk covers the risk that the investments purchased to back the GIC or group SPA will adequately match the future cash flows. Investment risk covers the risk that the underlying investments backing the GICs and group SPAs will perform according to the expectations of Provident at the time of purchase.

     Provident has historically managed its investment risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the GICs and group SPAs. In late 1994, with Provident's decision to stop marketing traditional GICs, it became necessary to change its investment strategy from a duration matching approach to a cash flow matching approach. More information on the investment portfolio is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34-35 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

     The corporate-owned life insurance ("COLI") product included in this segment is another product no longer actively marketed. In 1983, Provident was among the first insurance companies to market tax-leveraged products for the COLI market. Beginning in 1986, Congress began to enact tax legislation that significantly reduced the ability of policyholders to deduct policy loan interest on these products which detracted from the internal rate of return which heretofore had been available. In 1988, Congress went further by enacting legislation that had adverse tax consequences for distributions/policy loans from modified endowment contracts. Under this legislation, new sales of the majority of Provident's corporate-owned products would have been subject to adverse tax treatment as modified endowment contracts due to their high premium level. As a consequence, many of these products were withdrawn, and revised products which would not be considered modified endowment contracts were introduced. Policies issued prior to June 21, 1986, however, were grandfathered from the modified endowment provisions. In 1996, Congress enacted tax legislation which generally eliminates tax deductions for policy loan interest on COLI products issued on or after June 21, 1986. This legislation is not expected to have a material impact on Provident, since most of Provident's premiums on this business are attributable to policies issued prior to June 21, 1986.

     This segment also includes the results of the group medical business which was sold effective April 30, 1995. See "Note 13 of the Notes to Consolidated Financial Statements" on page 65 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

INVESTMENTS

    Information concerning this part of Provident's business is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34-35 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.


REINSURANCE

    Provident routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The maximum amount of risk retained by Provident and not reinsured is $1 million on any individual life insured and $150,000 on individual accidental death insurance. The amount of risk retained by Provident on individual disability income products varies by policy type and year of issue. Provident also reinsures against catastrophic losses in the Employee Benefits segment. Since the ceding of reinsurance by Provident does not discharge its primary liability to the policyholder, Provident has control procedures with regard to reinsurance ceded. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Co., determination of states in which the reinsurer is licensed to do business, on-site visits before entering a contract to assess the operations and management of the reinsurer, consideration of the need for collateral, such as letters of credit, and audits of Provident's reinsurance activities by its Internal Audit staff.

    Provident also assumes reinsurance from other insurers. See "Note 10 of the Notes to Consolidated Financial Statements" on page 63 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.


RESERVES

    The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation. The reserves reported in the Company's financial statements incorporated herein by reference are calculated based on generally accepted accounting principles and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the actual business than those required for statutory accounting purposes and from differences in actuarial reserving methods. See "Note 1 of the Notes to Consolidated Financial Statements" on pages 44-48 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference, for more information.

    The consolidated statements of income include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and annuity benefit payments.

    Traditional GICs are over 85 percent of Provident's policyholders' funds balance at December 31, 1996. They are structured with a specific maturity and provide for withdrawals for payment of benefits to contract holders or other beneficiaries.

    Policyholders' Funds, as shown on the Company's consolidated statements of financial condition as of December 31, 1996, were $3,717.1 million. Of this amount, $3,204.3 million reflected the Company's outstanding GICs, the maturity of which is as follows (in millions of dollars):

    1 year or less                        $1,453.8
    Over 1 year but less than 2 years        997.5
    Over 2 years but less than 3 years       567.9
    Over 3 years but less than 4 years       155.6
    Over 4 years but less than 5 years        22.7
    Over 5 years                               6.8
                                          --------
    Total                                 $3,204.3
                                          ========


COMPETITION

    There is intense competition among insurance companies for the individual and group insurance products of the types sold by Provident. At the end of 1996, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by Provident. Provident's principal competitors in the employee benefits market include the largest insurance companies in the United States, many of which have substantially greater financial resources and larger staffs than Provident. In addition, in the individual life and annuities markets, Provident competes with banks, investment advisers, mutual funds, and other financial entities for investment of savings and retirement funds in general. In the individual and group disability markets, Provident competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products.

    All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. Provident competes with other companies in attracting and retaining independent agents and brokers to actively market its products. The principal competitive factors affecting Provident's business are price and quality of service.

EMPLOYEES

    At March 20, 1997, Provident had approximately 1,964 full-time employees, including approximately 1,652 at its headquarters in Chattanooga, Tennessee, and GENEX had approximately 1,300 full time employees, including approximately 190 in its home office in Wayne, Pennsylvania.

REGULATION

    The Company and its insurance subsidiaries are subject to detailed regulation and supervision in the jurisdictions in which each does business. With respect to the insurance subsidiaries, such regulation and supervision is primarily for the protection of policyholders rather than for the benefit of investors or creditors. Although the extent of such regulation varies, state insurance laws generally establish supervisory agencies with broad administrative powers.

    These supervisory and administrative powers relate chiefly to the granting and revocation of the licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements, and the form and content of required financial statements. As to the type and amounts of its investments, the Company's insurance subsidiaries must meet the standards and tests promulgated by the insurance laws and regulations of Tennessee, New York, and certain other states in which they conduct business. Once the Paul Revere acquisition is completed, Massachusetts and Delaware will also regulate certain of the Company's insurance subsidiaries.

    The Company and its insurance subsidiaries are required to file various, usually quarterly and/or annual, financial statements and are subject to periodic and intermittent review with respect to their financial condition and other matters by the various departments having jurisdiction in the states in which they do business. The field work related to the last such examination of the insurance subsidiaries was completed on February 4, 1992, and covered operations for the five-year period ending December 31, 1990. No objections were raised by the reviewing authorities as a result of that examination. The examination for the five year period ending December 31, 1995, began in February 1996 and should be completed during the second quarter of 1997.

    The laws of the states of Tennessee and New York require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Tennessee and New York. Following the Paul Revere acquisition, the Company will also be subject to regulation under the holding company laws of Massachusetts and Delaware, the domiciliary states of the Paul Revere insurance subsidiaries. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states. Further information is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32-33 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.

    The National Association of Insurance Commissioners ("NAIC") and insurance regulators are re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws, and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus notes, accounting for reinsurance transactions, and the adoption of risk-based capital rules. The NAIC is currently in the process of recodifying statutory accounting practices, the result of which is expected to standardize prescribed statutory accounting practices. Accordingly, this project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements.


ITEM 2. PROPERTIES

    The Company's home office property consists of two connected office buildings totaling 840,000 square feet at 1 Fountain Square, Chattanooga, Tennessee. The office buildings and substantially all of the surrounding 25 acres of land, used primarily as parking lots, are owned by Provident in fee. Provident also leases office space and minor storage space at approximately 66 locations in 32 states and 3 Canadian provinces for its sales and service force. Provident's real property lease payments for 1996 were approximately $3.6 million (net of rents received on subleased property).

    Management of the Company believes that Provident's properties and the properties which it leases are in good condition and are suitable and adequate for Provident's current business operations.


ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of its business operations, Provident is involved in routine litigation with policyholders, beneficiaries, and others, and a number of such lawsuits were pending as of the date of this filing. In the opinion of management, the ultimate liability, if any, under these suits would not have a material adverse effect on the consolidated financial condition or the consolidated results of operations of Provident or the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 31, 1996, a special meeting of stockholders was held to consider three proposals related to the acquisition by the Company of The Paul Revere
Corporation:

    (1) The issuance of shares of common stock, par value $1.00 per share of the Company ("Provident Common Stock") pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996 (the "Merger Agreement"), by and among the Company, Patriot Acquisition Corporation, a wholly-owned subsidiary of the Company, ("Newco") and The Paul Revere

Corporation ("Paul Revere"), which provides for the merger of Newco with and into Paul Revere. This proposal received the following votes: 39,904,584 FOR, 30,917 AGAINST, and 142,862 ABSTENTIONS or Broker Non-Votes.

    (2) The issuance of shares of Provident Common Stock pursuant to an Amended and Restated Common Stock Purchase Agreement dated as of May 31, 1996 between the Company and Zurich Insurance Company ("Zurich"), which provides for the purchase of 9,523,810 shares of Provident Common Stock by Zurich. This proposal received the following votes: 39,899,119 FOR, 30,779 AGAINST, and 146,465 ABSTENTIONS or Broker Non-Votes.

    (3) An amendment to the Company's Amended and Restated Certificate of Incorporation to increase from 65,000,000 to 150,000,000 the number of shares of Provident Common Stock which the Company is authorized to issue. This proposal received the following votes: 39,807,411 FOR, 155,790 AGAINST, and 113,162 ABSTENTIONS or Broker Non-Votes.

    (4A) EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, all of whom are also executive officers of one or more of its subsidiaries, were elected to serve in their respective offices for one year or until their successors are chosen and qualified.



Name                    Age                Position
----------------------  ---  ------------------------------------

J. Harold Chandler       47  Chairman, President, Chief Executive
                             Officer, and Director

Thomas R. Watjen         42  Executive Vice President and Chief
                             Financial Officer

Robert O. Best           47  Senior Vice President and Chief
                             Information Officer

Timothy C. Gartland      45  Senior Vice President,
                             Human Resources

Thomas B. Heys, Jr.      50  Senior Vice President, Corporate
                             Risk Management

Peter C. Madeja          38  Senior Vice President

Jeffrey F. Olingy        47  Senior Vice President, Sales
                             and Marketing

Ralph A. Rogers, Jr.     48  Vice President and Controller

    Mr. Chandler became President and Chief Executive Officer of the Company on November 8, 1993. He was elected Chairman of the Board on April 28, 1996. Immediately prior to his employment with the Company, he served as President of NationsBank Mid-Atlantic Banking Group which includes the NationsBank and Maryland National Corporation entities in the District of Columbia, Maryland, and northern Virginia. He formerly served as President of the Citizen and Southern National Bank of South Carolina, a predecessor of NationsBank.

    Mr. Watjen became Executive Vice President and Chief Financial Officer of the Company on July 1, 1994. He is also a director of National. Prior to joining the Company, he served as a Managing Director of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

    Mr. Best became Senior Vice President and Chief Information Officer of the Company on July 11, 1994. He was previously Senior Vice President and Chief Information Officer at UNUM, which he joined in 1993 following UNUM's acquisition of Colonial Life and Accident Insurance Company. At Colonial, he served as Vice President, Operations and Information Systems, until 1992 when he was named Executive Vice President.

    Mr. Gartland became Senior Vice President, Human Resources, on August 30, 1996. Prior to joining the Company, he was President of Corporate Insights and Development, Inc., a management consulting firm which he co-founded in 1993. He served as Executive Vice President, Executive and Organizational Development, with NationsBank prior to that time.

    Mr. Heys became Senior Vice President, Corporate Risk Management, of the Company in August 1994. He served as Vice President and Chief Officer of the Life Department from May 1992 until August 1994. He served as Vice President and Chief Officer, Select Group Benefits, of Accident from November 1990 until May 1992.

    Mr. Madeja became Senior Vice President of the Company in February 1997 when the Company acquired GENEX Services, Inc. He continues to serve as President and Chief Executive Officer of GENEX, which he joined in 1982.

    Mr. Olingy became Senior Vice President, Sales and Marketing, of the Company on April 3, 1996. Prior to joining the Company, he was a Retail Banking Director with Bank of Boston which he joined in 1993. He served as Executive Vice President of NationsBank from 1991 to 1993.

    Mr. Rogers has served as Vice President and Controller of the Company since 1984.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The information required by this Item is included on page 68 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, under the caption "Common Stock Information" and is incorporated herein by reference. As of March 10, 1997, there were 1,299 holders of Common Stock and 438 holders of the Depositary Shares.

    For information on restrictions relating to Provident's ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32-33 and "Note 15 of the Notes to Consolidated Financial Statements" on page 66 of the Annual Report to Stockholders for the year ended December 31, 1996, incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is included on pages 36-37 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is included on pages 26-35 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included on pages 38-67 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Statements of Income," "Consolidated Statements of Financial Condition," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information required by this Item with respect to directors is included under the caption "Information Concerning the Nominees" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1997, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is included under the captions "Compensation of Directors" and "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1997, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is included under the caption "Beneficial Ownership of Company Securities" and under the caption "Security Ownership of Directors and Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1997, and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  List of Documents filed as part of this report

 (1)  Financial Statements

The following report and consolidated financial statements of Provident Companies, Inc. and Subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

        Report of Ernst and Young LLP, Independent Auditors

        Consolidated Statements of Income for the three years ended December 31, 1996

        Consolidated Statements of Financial Condition at December 31, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996

        Consolidated Statements of Cash Flows for the three years ended December 31, 1996

        Notes to Consolidated Financial Statements

 (2) Schedules Supporting Financial Statements

The following financial statement schedules of Provident Companies, Inc. and Subsidiaries are included in Item 14(d):

                                                                Page
                                                                ----

        I.    Summary of Investments - Other Than Investments
              in Related Parties (Consolidated)                  26

        II.   Condensed Financial Information of Registrant      27

        III.  Supplementary Insurance Information
              (Consolidated)                                     32

        IV.   Reinsurance (Consolidated)                         34

        V.    Valuation and Qualifying Accounts (Consolidated)   35


    Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

(3)  Exhibits

(2.1) Agreement and Plan of Share Exchange between Provident Companies, Inc. and Provident Life and Accident Insurance Company of America (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K filed for fiscal year ended 1995).

(2.2) Amended and Restated Agreement and Plan of Merger dated as of April 29, 1996 by and among Patriot Acquisition Corporation, The Paul Revere Corporation and the Company (including exhibits thereto), (incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q and Form 10-Q/A filed for fiscal quarter ended September 30, 1996).

(3.1) Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for fiscal year ended 1995, as amended by Certificate of Amendment.

(3.2) Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed for fiscal year ended 1995).

(4.1) Form of Preferred Stock Certificate relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to America's Registration Statement on Form S-3, Registration No. 33-5612).

(4.2) Form of Depositary Agreement relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to America's Registration Statement on Form S-3, Registration No. 33-
        5612).

(4.3) Form of Depositary Receipt relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to America's Registration Statement on Form S-3, Registration No. 33-
        5612).

(4.4) Certificate of Amendment of Restated Charter relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to Exhibit 3.1 in America's Form 10-K filed for the fiscal year ended December 31, 1992 and to America's Registration Statement on Form S-3, Registration No. 33-5612).

(4.5) Articles of Share Exchange (incorporated by reference to the Company's Form 10-K filed for fiscal year ended 1995).

(10.1) Reinsurance and Administration Agreement by and between Transamerica Occidental Life Insurance Company of Illinois and Accident dated March 18, 1987 (incorporated by reference to Exhibit 10.3 of Capital's Registration Statement on Form S-1, Registration No. 33-17017).

(10.2) Tax Indemnification and Guaranty Agreement by and among Transamerica Occidental, Transamerica Corporation and Accident dated March 18, 1987 (incorporated by reference to Exhibit 10.4 to Capital's Registration Statement on Form S-1, Registration No. 33-17017).

(10.3) Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994. (incorporated by reference to Exhibit 10.3 to America's Form 10-K filed for fiscal year ended December 31, 1995).

(10.4) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994 (incorporated by reference to Exhibit 10.5 to America's Form 10-K filed for fiscal year ended December 31, 1994), and amended by stockholders May 1, 1996 (incorporated by reference to Exhibit 10.1 of Company's Form 10Q filed for fiscal quarter ended June 30, 1996.

(10.5) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 to America's Form 10-K filed for the fiscal year 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to registrant's Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.*

(10.6) Accident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Capital's Registration Statement on Form S-1, Registration No. 33-17017).*

(10.7) Form of Surplus Note, dated December 1, 1996, in the amount of $150 million executed by Accident in favor of the Company.

(10.8) Reinsurance and Administration Agreement by and between Transamerica Occidental and Accident dated March 18, 1987 (incorporated by reference to Exhibit 10.15 to Capital's Registration Statement on Form S-1, Registration No. 33-17017).

(10.9) Form of Severance Agreement offered to selected executive officers (incorporated by reference to Exhibit 10.14 to Capital's Form 10-K filed for fiscal year ended December 31, 1990), revised February 8, 1994 (incorporated by reference to Exhibit 10.14 to registrant's Form 10-K filed for fiscal year ended December 31, 1993).

(10.10) Description of Compensation Plan for Non-Employee Directors
        (incorporated by reference to Amendment No. 1 to registrant's Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 to America's Form 10-K filed for fiscal year ended December 31, 1993).

(10.11) Stock Option Plan, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 (incorporated by reference to Exhibit 10.2 of Company's Form 10-Q for fiscal quarter ended June 30,
        1996).

(10.12) Employment contract between America and J. Harold Chandler, President and Chief Executive Officer, dated November 8, 1993 (incorporated by reference to Exhibit 10.17 to America's Form 10-K filed for fiscal year ended December 31, 1993).*

(10.13) Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13,
        1995 (incorporated by reference to the Company's Form 10-K filed for fiscal year ended 1995).*

(10.14) Credit Agreement between Provident and a consortium of financial institutions with The Chase Manhattan Bank as Administrative Agent, relating to a revolving loan in the aggregate amount of $800 million maturing on July 30, 2001.

(10.15) Amended and Restated Common Stock Purchase Agreement between Provident
        Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996.

(10.16) Amended and Restated Relationship Agreement between Provident Companies,
        Inc. and Zurich Insurance Company dated as of May 31, 1996.

(10.17) Amended and Restated Registration Rights Agreement between Provident
        Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996.

(11) Statement re computation of per share earnings (incorporated herein by reference to "Note 1 of the Notes to Consolidated Financial Statements" on pages 44-48 of the Annual Report to Stockholders for the year ended December 31, 1996).

(13) Portions of the Annual Report to Stockholders for year ended December 31, 1996, incorporated by reference as described in Items 1, 5, 6, 7, 8, 10 and 14 hereof, which portions shall be deemed filed as a part hereof.

(19) Previously unfiled documents filed herewith include Exhibits 3.1, 10.7, 10,14, 10.15, 10.16, and 10.17.

(21)    Subsidiaries of the Company.

(23)    Consent of Independent Auditors.

(24)    Powers of Attorney.

(27)    Financial Data Schedule.


*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

     No reports were filed by the  registrant during the fourth quarter of 1996.

(c)  Exhibits

     See "Item 14(a)(3)" above.

(d)  Financial Statement Schedules

     See "Item 14(a)(2)" above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1997          PROVIDENT COMPANIES, INC.
                                      (Registrant)


                                 By: /s/ J. Harold Chandler
                                    ------------------------------
                                     J. Harold Chandler
                                     Chairman,  President and
                                     Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997

/s/ J. Harold Chandler
------------------------------------
J. Harold Chandler
Chairman, President and Chief Executive Officer
and a Director
(Principal Executive Officer)

/s/ Thomas R. Watjen                               /s/ Ralph A. Rogers, Jr.
-------------------------------------              -----------------------------
Thomas R. Watjen                                   Ralph A. Rogers, Jr.
Executive Vice President and                       Vice President and Controller
Chief Financial Officer


         Signature                   Title
         ---------                   -----



*                                    Director
------------------------------
WILLIAM L. ARMSTRONG


*                                    Director
------------------------------
CHARLOTTE M. HEFFNER


*                                    Director
------------------------------
HUGH B. JACKS


                         (REMAINDER ON FOLLOWING PAGE)

                         (REMAINDER ON PRECEDING PAGE)



*                               Director
------------------------------
WILLIAM B. JOHNSON


*                               Director
------------------------------
HUGH O. MACLELLAN, JR.


*                               Director
------------------------------
A.S. MACMILLAN


*                               Director
------------------------------
C. WILLIAM POLLARD


*                               Director
------------------------------
SCOTT L. PROBASCO, JR.


*                               Director
------------------------------
STEVEN S REINEMUND



*By /s/ Susan N. Roth           For all of the Directors
   ----------------------------
     Susan N. Roth
     Attorney-in-Fact

                  SCHEDULE I--SUMMARY OF INVESTMENTS -
                OTHER THAN INVESTMENTS IN RELATED PARTIES

               PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                               December 31, 1996

                                                                                               Amount at which
                                                                                                 shown in the
                                                                                   Fair          statement of
          Type of Investment                                    Cost               Value       financial position
                                                                          (in millions of dollars)
---------------------------------------------------------------------------------------------------------------
Available-for-Sale Fixed Maturity Securities:
  Bonds
    United States Government and Government
      Agencies and Authorities                                $     6.4          $     7.2         $     7.2
    Foreign Governments                                           156.5              176.4             176.4
    Public Utilities                                            2,421.5            2,620.5           2,620.5
    Mortgage-backed Securities                                  2,156.9            2,152.0           2,152.0
    Convertible Bonds                                              16.7               16.5              16.5
    All Other Corporate Bonds                                   5,578.9            5,858.5           5,858.5
  Redeemable Preferred Stocks                                      47.4               49.0              49.0
                                                              ---------          ---------         ---------
        Total                                                  10,384.3          $10,880.1          10,880.1
                                                              ---------          =========         ---------


Held-to-Maturity Fixed Maturity Securities:
  Bonds
    United States Government and Government
      Agencies and Authorities                                     13.5          $    15.0              13.5
    States, Municipalities, and Political Subdivisions              3.2                3.4               3.2
    Mortgage-backed Securities                                    234.9              230.1             234.9
    All Other Corporate Bonds                                      12.9               14.6              12.9
                                                              ---------          ---------         ---------
        Total                                                     264.5          $   263.1             264.5
                                                              ---------          =========         ---------


Equity Securities:
    Nonredeemable Preferred Stocks                                  7.2          $     4.9               4.9
                                                              ---------          ---------         ---------
          Total                                                     7.2          $     4.9               4.9
                                                              ---------          =========         ---------


Real Estate
    Investment Properties                                         149.0                                143.8 *
    Acquired in Satisfaction of Debt                               23.9                                  7.3 *
Policy Loans                                                    1,749.0                              1,749.0
Other Long-term Investments                                        15.5                                 15.5
Short-term Investments                                            252.3                                252.3
                                                              ---------                            ---------
                                                              $12,845.7                            $13,317.4
                                                              =========                            =========


* Difference between cost and carrying values results from certain valuation allowances and other temporary declines in value.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  PROVIDENT COMPANIES, INC.  (Parent Company)



STATEMENTS OF FINANCIAL CONDITION

                                                                 December 31
                                                            1996            1995
                                                          (in millions of dollars)
                                                       ---------------------------
ASSETS
    Fixed Maturity Securities
      Available-for-Sale--at fair value
       (cost: $9.6; $ -)                               $     10.3     $       -
    Short-term Investments                                  121.5             -
    Surplus Note of Subsidiary                              150.0             -
    Investment in Subsidiaries                            1,659.9        1,652.3
    Other Assets                                             18.2             -
                                                       ----------     ----------
          Total Assets                                 $  1,959.9     $  1,652.3
                                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Long-term Debt                                     $    200.0     $       -
    Other Liabilities                                        21.3             -
                                                       ----------     ----------
          Total Liabilities                                 221.3             -
                                                       ----------     ----------

STOCKHOLDERS' EQUITY
    Preferred Stock                                         156.2          156.2
    Common Stock                                             45.6           45.4
    Additional Paid-in Capital                               11.4            5.8
    Net Unrealized Gain on Securities, net of
      deferred federal income taxes ($0.2 ; $ -)              0.5             -
    Net Unrealized Gain on Investment of Subsidiaries        85.2           97.1
    Retained Earnings                                     1,439.7        1,347.8
                                                       ----------     ----------
          Total Stockholders' Equity                      1,738.6        1,652.3
                                                       ----------     ----------
          Total Liabilities and Stockholders' Equity   $  1,959.9     $  1,652.3
                                                       ==========     ==========

See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC.  (Parent Company)

STATEMENTS OF NET INCOME

                                                         Year Ended December 31
                                                      1996        1995        1994
                                                        (in millions of dollars)
                                                    --------------------------------
Dividends from Subsidiaries                         $ 52.6      $     -       $ 70.3
Interest from Subsidiaries                            12.3            -            -
Other Income                                           1.7            -          1.4
                                                     -----      -------       ------
          Total Revenue                               66.6            -         71.7
                                                     -----      -------       ------

Interest Expense on Debt                              10.2            -            -
Other Expenses                                         1.2            -          1.1
                                                     -----      -------       ------
          Total Expenses                              11.4            -          1.1
                                                     -----      -------       ------

Income Before Federal Income Taxes and Equity in
    Undistributed Earnings of Subsidiaries            55.2            -         70.6
Federal Income Taxes (Credit)                          1.1            -         (0.1)
                                                     -----      -------       ------
Income Before Equity in Undistributed Earnings
    of Subsidiaries                                   54.1            -         70.7
Equity in Undistributed Earnings of Subsidiaries      91.5        115.6         64.6
                                                     -----      -------       ------
Net Income                                          $145.6       $115.6       $135.3
                                                    ======      ========      =======


See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC.  (Parent Company)



STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
                                                                               1996           1995             1994
                                                                                      (in millions of dollars)
                                                                          ------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                       $   69.7       $      -          $  59.0
                                                                            --------       ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Maturities of Fixed Maturity Securities                        0.2              -              0.6
    Net Purchases of Short-term Investments                                   (120.8)             -             (1.8)
    Cash Distribution from Subsidiary                                          100.0              -                -
    Surplus Note Issued to Subsidiary                                           (3.0)             -                -
    Other                                                                       (2.7)             -                -
                                                                            --------       ---------         -------
CASH USED BY INVESTING ACTIVITIES                                              (26.3)             -             (1.2)
                                                                            --------       ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock                                                     5.8              -              1.9
    Dividends Paid to Stockholders                                             (45.5)             -            (59.8)
    Other                                                                       (3.6)             -                -
                                                                            --------       ---------         -------
CASH USED BY FINANCING ACTIVITIES                                              (43.3)             -            (57.9)
                                                                            --------       ---------         -------

INCREASE (DECREASE) IN CASH                                                 $    0.1       $      -          $  (0.1)
                                                                            ========       =========         =======


See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Provident Companies, Inc. and Subsidiaries.

Corporate Reorganization

Effective December 27, 1995, Provident Life and Accident Insurance Company of America completed a step in a corporate reorganization which created a new parent holding company, Provident Companies, Inc., a non-insurance holding company incorporated in Delaware. In accordance with the Plan of Share Exchange approved by shareholders at the 1995 annual meeting, each share of Class A and Class B common stock of Provident Life and Accident Insurance Company of America was exchanged for a single class of common stock of Provident Companies, Inc., with each share entitled to one vote. Each depositary share of cumulative preferred stock of Provident Life and Accident Insurance Company of America was also exchanged for an equivalent depositary share of cumulative preferred stock of Provident Companies, Inc.

In March 1996, Provident Life and Accident Insurance Company of America and Provident Life Capital Corporation were dissolved and their respective assets and liabilities were distributed to and assumed by Provident Companies, Inc. Assets transferred to the Company had a carrying value of approximately $187.3 million. Liabilities assumed by the Company in connection with the transfer totaled $205.0 million. Provident Life and Accident Insurance Company, Provident National Assurance Company, and Provident Life and Casualty Insurance Company are now direct subsidiaries of Provident Companies, Inc.

Basis of Presentation

The condensed financial statements represent the top tier company's statements of financial condition and the related statements of income and cash flows. In 1996 and 1995, the top tier company was Provident Companies, Inc. In 1994, the top tier company was Provident Life and Accident Insurance Company of America.

Debt

During 1996, the Company entered into an $800.0 million five-year revolving credit facility with various domestic and international banks. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin. At December 31, 1996, the outstanding borrowing under the revolving credit facility was $200.0 million.

During 1996, the Company repaid the $200.0 million bank term notes assumed from Provident Life Capital Corporation which were due on or before December 1, 1996.

                  PROVIDENT COMPANIES, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Preferred Stock

In a public offering completed on February 24, 1993, the Company issued 1,041,667 shares of 8.10% cumulative preferred stock, liquidation preference $150 per share evidenced by depositary receipts for 6,250,002 depositary shares each representing a one-sixth interest of a preferred share, of which 6,249,202 were issued and outstanding as of December 31, 1996. The preferred stock is redeemable at a redemption price of $150 per share (equivalent to $25 per depositary share) at the option of the Company in 1998.

Commitment to Acquire The Paul Revere Corporation

On April 29, 1996, the Company entered into a definitive agreement to acquire The Paul Revere Corporation, a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction is subject to regulatory approval and is expected to close during the first quarter of 1997. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                           Future                  Other
                                                           Policy                  Policy
                                         Deferred        Benefits,                 Claims
                                           Policy         Losses,                    and
                                        Acquisition    Claims, and     Unearned    Benefits      Premium
          Segment                          Costs      Loss Expenses    Premiums    Payable       Revenue
                                                       (in millions of dollars)
--------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996

Individual Life and Disability          $   377.4    $  4,236.9       $ 52.5     $   179.9     $    646.3
Employee Benefits                            44.4         777.0          4.1         158.6          501.4
Other Operations                                        3,037.4          2.2          73.2           28.0
                                        ---------    ----------       ------     ---------     ----------
          Total                         $   421.8    $  8,051.3       $ 58.8     $   411.7     $  1,175.7
                                        =========    ==========       ======     =========     ==========

Year Ended December 31, 1995

Individual Life and Disability          $   227.6    $  4,098.3       $ 53.1     $   151.3     $    647.4
Employee Benefits                            44.2         713.7          3.7         152.1          485.9
Other Operations                                        2,944.2          1.6          80.3          118.6
                                        ---------    ----------       ------     ---------     ----------
          Total                         $   271.8    $  7,756.2       $ 58.4     $   383.7     $  1,251.9
                                        =========    ==========       ======     =========     ==========



Year Ended December 31, 1994

Individual Life and Disability                                                                 $    644.9
Employee Benefits                                                                                   465.6
Other Operations                                                                                    272.1
                                                                                               ----------
          Total                                                                                $  1,382.6
                                                                                               ==========

(CONTINUED ON FOLLOWING PAGE)

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                        (CONTINUED FROM PRECEDING PAGE)

                                                                 Benefits,      Amortization
                                                                  Claims,        of Deferred
                                                   Net          Losses and         Policy       Other
                                               Investment       Settlement      Acquisition   Operating    Premiums
                  Segment                        Income*         Expenses          Costs      Expenses      Written
                                                                    (in millions of dollars)
        -------------------------------------------------------------------------------------------------------------
        Year Ended December 31, 1996

        Individual Life and Disability       $   393.6          $   697.6       $  55.6    $  177.1    $    581.9
        Employee Benefits                         97.9              436.6           8.4       104.8         238.6
        Other Operations                         598.6              527.0                      58.6           2.8
                                             ---------          ---------       -------    --------
                  Total                      $ 1,090.1          $ 1,661.2       $  64.0    $  340.5
                                             =========          =========       =======    ========



        Year Ended December 31, 1995

        Individual Life and Disability       $   361.3          $   747.3       $  59.0    $  176.5     $   583.9
        Employee Benefits                         90.6              430.2          12.0        91.8         240.2
        Other Operations                         769.4              727.1                     135.4          83.1
                                             ---------          ---------       -------    --------
                  Total                      $ 1,221.3          $ 1,904.6       $  71.0    $  403.7
                                             =========          =========       =======    ========

        Year Ended December 31, 1994

        Individual Life and Disability       $   302.4          $   679.0       $  53.0   $   171.5     $   578.3
        Employee Benefits                         85.5              388.2           6.4        88.8         218.3
        Other Operations                         850.7              914.0                     260.4         228.0
                                             ---------          ---------       -------    --------
                  Total                      $ 1,238.6          $ 1,981.2       $  59.4    $  520.7
                                             =========          =========       =======    ========


        *Net investment income is allocated based upon segmentation.  In other words, as cash flow from operations and assigned capital is generated by a segment, the cash is invested in assets with the appropriate characteristics for that segment's liabilities and operating structure.  Thus, each segment has its own specifically identified assets and receives the investment income generated by those assets.

                           SCHEDULE IV--REINSURANCE

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                                                Percentage
                                                         Ceded        Assumed                     Amount
                                           Gross        to Other     from Other      Net         Assumed
                                           Amount      Companies     Companies      Amount        to Net
                                                        (in millions of dollars)
----------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996

Life Insurance in Force                  $102,227.5     $4,347.9     $  437.0      $98,316.6       0.4%
                                         ==========     ========     ========      =========       ===
Premium Income:
    Individual Life and Disability       $    659.2     $   48.2     $   35.3      $   646.3       5.5%
    Employee Benefits                         517.1         31.9         16.2          501.4       3.2%
    Other Operations                          253.4        225.4                        28.0
                                         ----------     --------     --------      ---------
        Total                            $  1,429.7     $  305.5     $   51.5      $ 1,175.7
                                         ==========     ========     ========      =========

Year Ended December 31, 1995

Life Insurance in Force                  $ 98,492.4     $4,258.5     $  460.2      $94,694.1       0.5%
                                         ==========     ========     ========      =========       ===
Premium Income:
    Individual Life and Disability            658.3     $   47.8     $   36.9      $   647.4       5.7%
    Employee Benefits                         500.4         29.9         15.4          485.9       3.2%
    Other Operations                          290.1        171.5                       118.6
                                         ----------     --------     --------      ---------
        Total                            $  1,448.8     $  249.2     $   52.3      $ 1,251.9
                                         ==========     ========     ========      =========

Year Ended December 31, 1994

Life Insurance in Force                  $ 86,286.4     $4,202.6     $  499.2      $82,583.0       0.6%
                                         ==========     ========     ========      =========       ===
Premium Income:
    Individual Life and Disability       $    646.8     $   41.0     $   39.1      $   644.9       6.1%
    Employee Benefits                         484.1         18.9          0.4          465.6       0.1%
    Other Operations                          273.5          1.4                       272.1
                                         ----------     --------     --------      ---------
        Total                            $  1,404.4     $   61.3     $   39.5      $ 1,382.6
                                         ==========     ========     ========      =========

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  PROVIDENT COMPANIES, INC.  AND SUBSIDIARIES


                                                            Additions      Deductions for
                                                            Charged to     Amounts Applied
                                       Balance at            Realized     to Specific Loans       Balance at
                                       Beginning            Investment     at Time of Sale/         End of
          Description                  of Period              Losses         Foreclosure            Period
                                                     (in millions of dollars)
------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996

Mortgage loan loss reserve                $12.0               $   -             $11.0               $ 1.0

Real estate reserve                       $19.1               $ 2.4                                 $21.5


Year Ended December 31, 1995

Mortgage loan loss reserve                $49.0               $ 3.0             $40.0               $12.0

Real estate reserve                       $18.3               $ 0.8                                 $19.1


Year Ended December 31, 1994

Mortgage loan loss reserve                $55.3               $11.2             $17.5               $49.0

Real estate reserve                       $12.7               $ 5.6                                 $18.3

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    EXHIBITS

                                       to

                                   FORM 10-K



                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS



                    EXHIBIT                                              PAGE
                    -------                                              ----

 (3.1)  Certificate of Incorporation of the Company, as amended........

(10.7)  Form of Surplus Note, dated December 1, 1996...................

(10.14) Credit Agreement between Provident and a consortium of financial institutions with The Chase Manhattan Bank as Administrative Agent, relating to a revolving loan in the aggregate amount of $800 million maturing on July 30, 2001.


(10.15)  Amended and Restated Common Stock
         Purchase Agreement between Provident
         Companies, Inc. and Zurich Insurance
         Company dated as of May 31, 1996...............................

(10.16)  Amended and Restated Relationship Agreement
         between Provident Companies, Inc. and
         Zurich Insurance Company dated as of May 31, 1996..............

(10.17)  Amended and Restated Registration Rights
         Agreement between Provident Companies, Inc. and
         Zurich Insurance Company dates as of May 31, 1996..............

   (13)  Portions of the Annual Report to Stockholders for year ended
         December 31, 1996..............................................

   (21)  Subsidiaries of the Company....................................

   (23)  Consent of Independent Auditors................................

   (24)  Powers of Attorney.............................................

   (27)  Financial Data Schedule........................................



All other Exhibits are incorporated by reference as explained in the list in
Item 14(a)(3).