Form 10-Q
period 1997-03-31
PROVIDENT COMPANIES INC /DE/
filed 1997-05-15
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

Commission file number                                                  1-11834
                                                                        -------

                           PROVIDENT COMPANIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                 62-1598430
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                1 Fountain Square, Chattanooga, Tennessee 37402
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 (423)755-1011
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes  X       No
   -----       -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                          OUTSTANDING AT March 31, 1997
-----------------------------             -----------------------------
Common Stock, $1.00 Par Value                      66,884,726

                     Total number of pages included are 32

                           PROVIDENT COMPANIES, INC.

                                     INDEX

                                                                        PAGE

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):
          Condensed Consolidated Statements of Financial
            Condition at March 31, 1997 and December 31, 1996             3
          Condensed Consolidated Statements of Income for
            the Three Months Ended March 31, 1997 and 1996                5
          Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1997 and 1996            6
          Notes to Condensed Consolidated Financial Statements            7
          Independent Accountants' Review Report                         12

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               27

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                            March 31    December 31
                                              1997         1996
                                          (in millions of dollars)
                                        ---------------------------
                                          (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                $15,270.9     $10,880.1
          Held-to-Maturity                      269.3         264.5
       Equity Securities                         66.0           4.9
       Mortgage Loans                           280.4             -
       Real Estate                              132.8         151.1
       Policy Loans                           1,831.5       1,749.0
       Other Long-term Investments               44.2          15.5
       Short-term Investments                   299.9         252.3
                                            ---------     ---------
          Total Investments                  18,195.0      13,317.4

    Cash and Bank Deposits                       29.1          19.3
    Accounts and Premiums Receivable            282.4         112.4
    Reinsurance Receivable                    1,053.5         468.3
    Accrued Investment Income                   381.6         268.3
    Deferred Policy Acquisition Costs           582.9         421.8
    Value of Business Acquired--Note 5          677.9           5.9
    Goodwill--Note 5                            599.2             -
    Deferred Federal Income Tax Asset           121.1             -
    Property and Equipment                       80.8          59.0
    Miscellaneous                                21.0          19.6
    Separate Account Assets                     300.7         300.5
                                            ---------     ---------


TOTAL ASSETS                                $22,325.2     $14,992.5
                                            =========     =========




See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                            March 31    December 31
                                              1997          1996
                                          (in millions of dollars)
                                        ---------------------------
                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits            $   500.3     $   411.7
    Reserves for Future Policy and
     Contract Benefits
      and Unearned Premiums                  12,393.7       8,110.1
    Policyholders' Funds and Experience
     Rating Refunds                           5,458.7       3,881.1
    Federal Income Tax Liability                 50.3          49.1
    Long-term Debt                              725.0         200.0
    Other Liabilities                           446.2         301.4
    Separate Account Liabilities                300.7         300.5
                                            ---------     ---------

TOTAL LIABILITIES                            19,874.9      13,253.9
                                            ---------     ---------

COMMITMENTS AND CONTINGENT LIABILITIES
 - NOTE 4

STOCKHOLDERS' EQUITY
    Preferred Stock                             156.2         156.2
    Common Stock, $1 par                         66.9          45.6
    Additional Paid-in Capital                  732.0          11.4
    Net Unrealized Gain on Securities            23.5          90.9
    Foreign Currency Translation
     Adjustment                                  (5.6)         (5.2)
    Retained Earnings                         1,477.3       1,439.7
                                            ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                    2,450.3       1,738.6
                                            ---------     ---------



TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $22,325.2     $14,992.5
                                            =========     =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                                  Three Months Ended March 31
                                                  1997                   1996
                                          (in millions of dollars, except share data)
                                        ---------------------------------------------

REVENUE
   Premium Income                             $     287.5           $     304.6
   Net Investment Income                            262.5                 278.5
   Net Realized Investment Gains
    (Losses)                                          4.7                  (0.6)
   Other Income                                      16.6                   9.2
                                              -----------           -----------
TOTAL REVENUE                                       571.3                 591.7
                                              -----------           -----------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                     291.7                 299.4
   Change in Reserves for Future Policy
      and Contract Benefits
      and Policyholders' Funds                      110.1                 140.8
   Amortization of Deferred Policy
    Acquisition Costs                                17.3                  16.9
   Other Operating Expenses                          89.4                  81.2
                                              -----------           -----------
TOTAL BENEFITS AND EXPENSES                         508.5                 538.3
                                              -----------           -----------

INCOME BEFORE FEDERAL INCOME TAXES                   62.8                  53.4
FEDERAL INCOME TAXES                                 22.0                  19.0
                                              -----------           -----------
NET INCOME                                    $      40.8           $      34.4
                                              ===========           ===========

NET INCOME PER COMMON SHARE - NOTE 2          $      0.81           $      0.69

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   46,605,854            45,434,964

DIVIDENDS PER COMMON SHARE                    $      0.18           $      0.18




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                          Three Months Ended March 31
                                             1997           1996
                                           (in millions of dollars)
                                        -----------------------------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                $ 108.2            $ 142.2
                                           -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments        233.7              438.7
   Proceeds from Maturities of
    Investments                              385.2              427.5
   Purchase of Investments                  (297.1)            (503.7)
   Net Sales of Short-term Investments       150.6              107.1
   Acquisition of Business--Note 5          (857.8)                 -
   Other                                      (3.4)             (47.5)
                                           -------            -------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                 (388.8)             422.1
                                           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts          86.1               97.4
   Maturities and Benefit Payments from
    Policyholder Accounts                   (511.5)            (685.9)
   Net Short-term Borrowings                     -               44.2
   Net Long-term Borrowings                  425.9                  -
   Issuance of Common Stock                  301.9                1.3
   Dividends Paid to Stockholders            (11.4)             (11.4)
   Other                                       0.1                  -
                                           -------            -------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                  291.1             (554.4)
                                           -------            -------
Effect of Foreign Exchange Rate Changes
 on Cash                                      (0.7)                 -
                                           -------            -------
NET INCREASE IN CASH AND BANK DEPOSITS         9.8                9.9

CASH AND BANK DEPOSITS AT BEGINNING OF
 PERIOD                                       19.3               24.8
                                           -------            -------

CASH AND BANK DEPOSITS AT END OF PERIOD    $  29.1            $  34.7
                                           =======            =======




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2--EARNINGS PER SHARE

The Company applies Accounting Principles Board Opinion No. 15 (Opinion 15), "Earnings per Share," and related interpretations in calculating earnings per common share. Earnings per common share are computed using net income less preferred stock dividends ($3.2 million for the three month periods ended March 31, 1997 and 1996) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis under Opinion 15.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed using net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Company has issued stock options under its management incentive compensation plan and to certain non-employee brokers and producers which may result in the issuance of common stock.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earnings per share as defined under Opinion 15 and as reported in the accompanying financial statements equals basic earnings per share as defined under SFAS 128. Pro forma earnings per common share assuming dilution under SFAS 128 for the three month periods ended March 31, 1997 and 1996, are $0.79 and $0.68, respectively.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


MARCH 31, 1997

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                               Three Months Ended March 31
                                                   1997         1996
                                                (in millions of dollars)
                                             -----------------------------

Revenue (Excluding Net Realized
 Investment Gains and Losses)
    Individual Life and Disability               $267.9        $257.7
    Employee Benefits                             156.4         161.9
    Other Operations                              142.3         172.7
                                                 ------        ------

        Total                                    $566.6        $592.3
                                                 ======        ======

Income Before Net Realized Investment
  Gains and Losses and Federal Income
   Taxes
    Individual Life and Disability               $ 26.2        $ 22.8
    Employee Benefits                              16.6          14.6
    Other Operations                               15.3          16.6
                                                 ------        ------

        Total                                    $ 58.1        $ 54.0
                                                 ======        ======


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1997

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                 Three Months Ended March 31
                                                   1997             1996
                                                  (in millions of dollars)
                                                ----------------------------

Revenue (Including Net Realized
 Investment Gains and Losses)
    Individual Life and Disability               $273.0            $262.2
    Employee Benefits                             156.2             161.5
    Other Operations                              142.1             168.0
                                                 ------            ------

        Total                                    $571.3            $591.7
                                                 ======            ======

Income Before Federal Income Taxes
    Individual Life and Disability               $ 31.3            $ 27.3
    Employee Benefits                              16.4              14.2
    Other Operations                               15.1              11.9
                                                 ------            ------

        Total                                    $ 62.8            $ 53.4
                                                 ======            ======


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

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1997

NOTE 5--ACQUISITION OF BUSINESS

GENEX SERVICES, INC.

On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX), subsidiaries of First Data Corporation, at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition, financed through borrowings on the Company's revolving credit facility, was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $16.0 million and $6.5 million, respectively. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.



THE PAUL REVERE CORPORATION

On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million, common equity issued to Paul Revere shareholders in the amount of $440.0 million, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $6,584.8 million and $6,494.5 million, respectively. The condensed consolidated statements of financial condition reflect the accounts of Paul Revere at March 31, 1997. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life and individual annuity products. The Company will periodically review the carrying amount of the value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1997

NOTE 5--ACQUISITION OF BUSINESS - CONTINUED

The following pro forma results of operations for the three months ended March 31, 1997 and 1996, give effect to the acquisition and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company and Paul Revere with such adjustments as are necessary to present the results of operations as if the acquisition had occurred as of the beginning of each period presented, are as follows:



                                           Three Months Ended March 31
                                                1997          1996
                                            (in millions of dollars)
                                         -----------------------------

Revenue                                      $1,014.0        $973.7
Income Before Federal Income Taxes              116.6          78.1
Net Income                                       73.6          49.0
Net Income per Common Share                      1.05          0.68

Revenue and income before federal income taxes include $36.4 million and $4.2 million of pre-tax net realized investment gains for Paul Revere for the three months ended March 31, 1997 and 1996, respectively. Net income includes $23.0 million ($0.34 per share) and $2.6 million ($0.04 per share) of after-tax net realized investment gains for the three months ended March 31, 1997 and 1996, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of March 31, 1997, the related condensed consolidated statements of income for the three month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



                                                ERNST & YOUNG LLP



Chattanooga, Tennessee
May 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results
-----------------

     Revenue excluding net realized investment gains and losses ("revenue") declined $25.7 million, or 4.3 percent, to $566.6 million in the first quarter of 1997 from $592.3 million in the first quarter of 1996. The decline was the result of lower revenue in the other operations segment ($30.4 million) and employee benefits segment ($5.5 million), which was partly offset by increased revenue in the individual life and disability segment ($10.2 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $4.1 million, or 7.6 percent, to $58.1 million in the first quarter of 1997, from $54.0 million in the first quarter of 1996. The increase was the result of increased income in the individual life and disability segment ($3.4 million) and employee benefits segment ($2.0 million) which was partly offset by lower income in the other operations segment ($1.3 million).

     Net income increased $6.4 million, or 18.6 percent, to $40.8 million in the first quarter of 1997, from $34.4 million in the first quarter of 1996. Net realized investment gains after taxes were $3.1 million in the first quarter of 1997, compared to after-tax losses of $0.4 million in the first quarter of 1996.


Individual Life and Disability
------------------------------

     Revenue in the individual life and disability segment increased $10.2 million, or 4.0 percent, to $267.9 million in the first quarter of 1997, from $257.7 million in the first quarter of 1996. The increase was primarily the result of higher net investment income. Net investment income in this segment increased $8.7 million, or 9.1 percent, to $103.8 million in the first quarter of 1997, from $95.1 million in the first quarter of 1996. The increase was due to an increased allocation of capital to the individual disability income line of business and the growth in reserves in this line. Premium income in this segment increased $0.4 million, or 0.2 percent, to $161.4 million in the first quarter of 1997, from $161.0 million in the first quarter of 1996. The increase was primarily the result of improvements in persistency in the individual disability income line of business.

     In November 1994, the Company announced its intention to discontinue selling individual noncancelable disability contracts with own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company is focusing on replacing the traditional noncancelable own-occupation contracts with "loss of earnings" contracts which insure income rather than occupation. During the transition to the new products, revenue in this line was expected to decline as a result of a period of lower premiums associated with the new products. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry. In the first quarter of 1997, annualized new premiums for individual disability income increased to $10.5 million, from $8.8 million in the first quarter of 1996, indicating improving market acceptance of the new products.

     Income in the individual life and disability segment increased $3.4 million, or 14.9 percent, to $26.2 million in the first quarter of 1997, from $22.8 million in the first quarter of 1996. The increase is primarily due to improved results in the individual disability income line of business. In this line, income increased $7.0 million, or 48.3 percent, to $21.5 million in the first quarter of 1997, from $14.5 million in the first quarter of 1996. This improvement is primarily due to a lower level of new claims in the first quarter of 1997 compared to the first quarter of 1996 and an improvement in the loss ratio. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past two years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $4.3 million in the first quarter of 1997, compared to $8.1 million in the first quarter of 1996, primarily due to an adjustment to reserves in the year ago quarter and to slightly higher mortality rates in the current quarter.

     Deposits on deferred annuities totaled $9.4 million in the first quarter of 1997, compared to $3.3 million in the first quarter of 1996.

     The Company performed a loss recognition study on its individual disability income business as of September 30, 1993. The study resulted in a $423.0 million pre-tax or $275.0 million after-tax charge to operating earnings. The charge was required under generally accepted accounting principles ("GAAP") due to the significant decline in interest rates in 1993 and the increased level of morbidity experienced by the Company. Since 1993, the Company has performed annual loss recognition studies to determine the continued adequacy of the reserves that were established. Based upon the December 1996 loss recognition study, which incorporated management's best estimate for the assumptions used, reserves were adequate at December 31, 1996.

     The Company has engaged outside consultants to work with its personnel in refining its methodology for analyzing frequency and severity rates, as well as other factors that may affect reserve adequacy. Management intends to continue to work to provide the Company with a better methodology for anticipating changes in morbidity rates and a better methodology for reflecting those changes in the management of its business. Significant testing of any methodology must be undertaken. Early indicators suggest a sufficiency in the Company's reserves.

     It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the assumptions used in the loss recognition study, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is material deterioration in morbidity, interest rates, and/or expenses. As part of its ongoing management of this line of business, the Company will conduct a loss recognition study annually to validate the continued adequacy of current reserves.

Employee Benefits
-----------------

     Accidental death and dismemberment and accident and sickness are now reported in the group life and group disability lines of business, respectively; both were previously included with affinity groups in the packaged products line. Prior year results have been reclassified to conform to current period reporting. The reclassification did not change total revenue or total income for the employee benefits segment.

     Revenue in the employee benefits segment declined $5.5 million, or 3.4 percent, to $156.4 million in the first quarter of 1997, from $161.9 million in the first quarter of 1996. The decline was primarily the result of a decline in premium income in this segment of $15.2 million, or 11.1 percent, to $121.7 million in the first quarter of 1997, from $136.9 million in the first quarter of 1996. The decline was primarily the result of the impact of refunds on experience rated business, reduced premiums in the medical stop-loss line of business, and the termination of the Medicare supplement coverage in the affinity groups line. Premiums in the core voluntary benefits, pooled group disability, and group life lines of business grew 13.3 percent in the first quarter of 1997 to $58.7 million, from $51.8 million in the first quarter of 1996. Revenue was positively impacted $7.2 million by the acquisition of GENEX Services, Inc. ("GENEX") during the first quarter of 1997. GENEX is a leading provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation claims. In 1996, GENEX's revenues totaled $85.9 million.

     Income in the employee benefits segment increased $2.0 million, or 13.7 percent, to $16.6 million in the first quarter of 1997, from $14.6 million in the first quarter of 1996. The increase is primarily the result of increased income in the group disability and affinity groups lines of business. The group disability line of business produced income of $3.7 million in the first quarter of 1997 compared to $0.2 million in the first quarter of 1996. The increase was primarily due to improved loss ratios in the long-term and short-term disability product lines. The affinity groups line of business produced income of $3.6 million in the first quarter of 1997 compared to $1.1 million in the first quarter of 1996. The increase was primarily due to higher deficit recoveries. Partly offsetting these results was a decline in income in the group life line of business. This line produced income of $1.0 million in the first quarter of 1997 compared to $4.7 million in the first quarter of 1996. The decline is primarily the result of a higher loss ratio in this line and lower deficit recoveries on experience rated business.

Other Operations
----------------

     The other operations segment includes the Company's group pension products, its corporate-owned life insurance ("COLI") product, corporate (unallocated) capital and assets, and a reinsurance agreement in connection with the medical services business sold in 1995. The group pension and COLI blocks of business are essentially closed blocks of business which have been segregated for reporting and monitoring purposes. The group pension products include the Company's traditional guaranteed investment contracts ("GICs"), group single premium annuities ("SPAs"), and synthetic GICs.

     Revenue in the other operations segment declined $30.4 million, or 17.6 percent, to $142.3 million in the first quarter of 1997, from $172.7 million in the first quarter of 1996. The decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business. Revenue in this line declined to $85.5 million in the first quarter of 1997, from $112.7 million in the first quarter of 1996.

     The Company announced in December 1994, that it would discontinue the sale of traditional GICs. Funds under management for the group pension line, excluding deposits for synthetic GICs and funds under management acquired from The Paul Revere Corporation, totaled $4.31 billion at March 31, 1997, compared to $5.88 billion at March 31, 1996, a decrease of 26.7 percent.

     Also, in keeping with management's strategic desire to focus its resources in the other two segments, the Company decided to discontinue the sale of synthetic GICs and is selling this block of business through an assumptive reinsurance transaction which is subject to the approval of the contract holders and respective state regulators. This sale is expected to be completed by December 31, 1997. Accumulated funds from the Company's synthetic GICs totaled $2.16 billion at March 31, 1997, and $2.18 billion at December 31, 1996.

     Revenue in this segment is expected to continue to decline as a result of the discontinuance of the sales of traditional GICs and group SPAs and the run-off of the funds under management. As the traditional GICs mature, capital will be available for use by the Company as amounts allocated to this line are released.

     Income in the first quarter of 1997 declined $1.3 million to $15.3 million from $16.6 million in the first quarter of 1996. The decline in this segment was due to lower income in the group pension line of business, which declined $1.9 million, or 15.0 percent, to $10.8 million in the first quarter of 1997 from $12.7 million in the first quarter of 1996. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business increased slightly to $4.7 million in the first quarter of 1997, compared to $4.5 million in the first quarter of 1996.

     Management expects that income in 1997 from the group pension line will decline from the levels recorded in 1996 as the funds under management decline. Management also expects that the level of corporate expenses related to this segment will be lower in 1997 than in 1996.

Liquidity and Capital Resources
-------------------------------

     On April 29, 1996, the Company announced that it had entered into an Agreement and Plan of Merger ("Agreement") with The Paul Revere Corporation ("Paul Revere") pursuant to which the Company would acquire Paul Revere at a price of approximately $1.2 billion. The Company and Paul Revere's 83 percent shareholder, Textron Inc. ("Textron"), announced on November 6, 1996, that the Agreement had been amended and restated and that, in connection with that amendment and restatement, Textron had agreed to provide additional capital to Paul Revere and that the parties would make certain other adjustments relating to the Company's acquisition of Paul Revere. This followed the announcement by Paul Revere of a $244.3 million after-tax reserve strengthening in its individual disability insurance segment in the third quarter of 1996. The strengthening reflected the results of a previously announced comprehensive reserve study prepared in accordance with GAAP.

     The financial terms of the acquisition were unchanged to Paul Revere's public stockholders from those of the original Agreement. Under the terms of the Amended and Restated Agreement and Plan of Merger (the "Amended Agreement"), Textron committed to make a capital contribution to Paul Revere of between $100.0 million and $180.0 million. The amount of the contribution, determined by the amount of statutory reserve strengthening required by the Massachusetts Division of Insurance as a condition to approving the acquisition of Paul Revere by the Company, was $121.0 million on an after-tax basis, of which $83.5 million was contributed to Paul Revere as of December 31, 1996, and $37.5 million was contributed on February 18, 1997. Textron also agreed to the resetting of the exchange ratio used in computing the number of shares of the Company's common stock that constituted the stock portion of the merger consideration Textron received for its 37.5 million shares of Paul Revere stock. The exchange ratio for Textron as defined in the original Agreement was to be no lower than .0295, compared to a minimum Textron exchange ratio of .0263 under the Amended Agreement. This change reduced the number of shares of the Company's common stock that Textron was entitled to receive. Additional consideration totaling approximately $40 million was also contributed to Paul Revere by Textron. The Amended Agreement contains certain limited purpose hold harmless provisions pursuant to which Textron agreed to indemnify the Company from specified damages. Subsequently, pursuant to the Textron Voting Agreement and an Agreement dated as of March 27, 1997 between the Company and Textron ("Textron Agreement"), Textron agreed, among other things, to pay to the Company a portion of the net proceeds received by Textron from the sale of the shares of the Company's common stock offered through a public secondary offering. The Paul Revere Merger was consummated on March 27, 1997. The public secondary offering of the Company's stock received by Textron was completed on May 5, 1997.

     The foregoing discussion of the Amended Agreement and the Textron Agreement is a summary of the terms of the Amended Agreement and Textron Agreement and is qualified in its entirety by reference to the Amended Agreement and the joint press release of the Company and Textron dated November 6, 1996, and the Textron Agreement, respectively, which have been previously filed with the Securities and Exchange Commission, together with a more complete description of the terms of the merger.

     The Paul Revere Merger was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million five-year revolving credit facility with various domestic and international banks. The revolving credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At March 31, 1997 and December 31, 1996, outstanding borrowings under the revolving credit facility were $725.0 million and $200.0 million, respectively. The credit facility has a current interest rate of 5.965 percent and contains certain restrictive covenants governing the Company's ability to pay dividends and requirements that the Company satisfy certain financial covenants, including requirements as to minimum adjusted statutory surplus and risk-based capital levels. The Company believes the cash flow from the combined operations will be sufficient to meet its operating and financing cash flow requirements.

     As a holding company, the Company is dependent upon payments from its wholly-owned insurance subsidiaries and GENEX to pay dividends to its stockholders and to pay its expenses. These payments by the Company's subsidiaries may take the form of either dividends or interest payments on amounts loaned to such subsidiaries by the Company.

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In Tennessee, the state of domicile for Provident Life and Accident Insurance Company, Provident Life and Casualty Insurance Company, and Provident National Assurance Company, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets, or to pay cash dividends in any 12-month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders, as determined at the end of the preceding year in accordance with prescribed or permitted accounting practices. The Paul Revere Life Insurance Company is domiciled in the Commonwealth of Massachusetts. The maximum annual dividend which a Massachusetts insurance company is permitted to pay without the prior approval of the Massachusetts Commissioner of Insurance is greater of (a) ten percent of the insurance company's surplus to policyholders as of the thirty-first day of December next preceding or (b) the insurance company's statutory net gain from operations for the 12-month period ending the thirty-first day of December next preceding. Legislation enacted in Massachusetts further provides that any dividend not paid out of earned surplus be made only with prior approval of the Massachusetts Commissioner of Insurance. In November 1996, Provident National Assurance Company made an extraordinary cash distribution in the amount of $100.0 million to the Company. An aggregate of $141.5 million would be available in 1997 for the payment of dividends or other distributions by the Company's top-tier insurance subsidiaries without regulatory approval.

     The Company's requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in the first quarter of 1997. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     The Company expects no material adverse effect on its liquidity as a result of the discontinuance of sales of traditional GICs. While traditionally the investment strategy for this product line has been to match the effective asset durations with the related expected liability durations, the Company has moved to a cash flow matching strategy.

     In May 1995, the Company sold 26 restructured mortgage loans with a principal amount of $147.5 million and a book value of $122.6 million. In October 1995, the Company completed the sale of commercial mortgage loans with a principal amount and a book value of $962.4 million through a securitization collateralized by 366 loans. In February 1996, the Company sold 24 mortgage loans with a principal amount of $81.6 million and a book value of $75.9 million, realizing a before-tax investment loss of $5.7 million. These transactions increased the liquidity of the investment portfolio and facilitated the move to a cash flow matching strategy for the GIC portfolios. The proceeds from the mortgage sales were reinvested in fixed maturity securities and were also used to fund a limited-time GIC surrender offer in 1995.

     The sale of the mortgage loans is expected to result in lower investment income in the future, as well as lower net realized investment losses and lower investment expenses. Overall, the Company expects these transactions to have a positive effect on net income in future years. Management also expects the transactions to improve asset quality, liquidity, asset/liability management, and the capital adequacy ratios.

     As a result of the release of capital generated by the run-off of the GIC portfolio, the sale of the commercial mortgage loans, the sale of the medical services line, and other corporate actions, the Company has increased its available capital to support the growth of its businesses, including assisting in the financing of the acquisitions of Paul Revere and GENEX. Management continues to analyze potential opportunities to utilize the capital to further enhance stockholder value, including exploring options that would support the Company's growth initiatives.

Investments
-----------

     Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations.

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. Non-current investments totaled $8.9 million at March 31, 1997, or 0.05 percent of invested assets. Non-current investments excluding Paul Revere totaled $5.5 million at March 31, 1997, or 0.04 percent of invested assets, and $7.3 million at December 31, 1996, or 0.05 percent of invested assets.

     As previously discussed under Liquidity and Capital Resources, the Company sold a substantial portion of its commercial mortgage loan portfolio in 1995 and the remainder during 1996. Mortgage loans acquired through the merger with Paul Revere were $280.4 million.

     The Company's investment in mortgage-backed securities totaled $2.9 billion at March 31, 1997. Investments in mortgage-backed securities excluding Paul Revere totaled $2.3 billion at March 31, 1997, and $2.4 billion on an amortized cost basis at December 31, 1996. At March 31, 1997, the mortgage-backed securities for the combined companies had an average life of 8.7 years and effective duration of 6.6 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

     As with most other fixed income investments, below-investment-grade bonds are subject to the effects of changes in the overall level of interest rates, which can affect both capital and reinvestment return. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment grade issues can be highly illiquid. Management does not anticipate any liquidity problem caused by the investment in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

     The Company's exposure to below-investment-grade fixed maturity securities at March 31, 1997, was $961.4 million, representing 5.3 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities excluding Paul Revere totaled $880.6 million, or 7.1 percent of invested assets, at March 31, 1997, and at December 31, 1996, was $891.1 million, representing
6.7 percent of invested assets.

     Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. Management has added resources in the investment area to address modeling and testing of all asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy as well as to prepare for the most disadvantageous outcomes.

     During the first quarter of 1997, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $205.0 million of expected cash flows in the years 2001 and 2002 using forward interest rate swaps and $85.0 million of expected future cash flows in the years 2000 and 2001 using options on forward interest rate swaps. The purpose of this action was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates over the next five years. Management estimates that the yields on cash flows in the 2000 to 2002 time period for the individual disability income portfolio will range between
8.05 percent and 8.14 percent when the hedges terminate and long-term assets are purchased.

     During the first quarter of 1997, $100.0 million notional amount of forward interest rate swaps related to the group pension cash match hedge settled, producing a realized investment loss of $1.4 million. This was offset by a $1.6 million realized gain on the sale of the hedged assets. In addition, $150.0 million of options on forward interest rate swaps were added to hedge expected future cash flows for the single premium annuity portfolio in the years 2002 and 2003. The purpose of this action was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates. Management estimates the hedge-adjusted yield on the long-term assets purchased when the hedges terminate will be approximately
8.52 percent.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at March 31, 1997, and for the three month period then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 10.1     Agreement between the Company and Textron Inc., dated
                         March 27, 1997 (incorporated by reference to the Form
                         8-K filed by the Company on March 28, 1997).

        Exhibit 10.2 Registration Rights Agreement between the Company and Maclellan interests (incorporated by reference to Exhibit 5 of Amendment No. 2 of Schedule 13D filed by Charlotte M. Heffner with respect to her beneficial ownership of Provident Companies, Inc. stock).

        Exhibit 15       Letter re: unaudited interim financial information

        Exhibit 27       Financial Data Schedule (for SEC use only)



(b)     Reports on Form 8-K

        Form 8-K filed on March 27, 1997 relating to financial statements of The Paul Revere Corporation and pro forma financial information for the Company.

        Form 8-K filed on March 28, 1997 announcing consummation of the acquisition of The Paul Revere Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Provident Companies, Inc.


Date:  May 14, 1997                    /s/ J. Harold Chandler
                                       ----------------------------------
                                       J. Harold Chandler
                                       Chairman, President and
                                        Chief Executive Officer


Date:  May 14, 1997                    /s/ Thomas R. Watjen
                                       ----------------------------------
                                       Thomas R. Watjen
                                       Vice Chairman and
                                        Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   EXHIBITS

                                      to

                                   FORM 10-Q


                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS


                     EXHIBIT                                           PAGE

Exhibit 15      Letter re: unaudited interim financial information      31

Exhibit 27      Financial Data Schedule (for SEC use only)              32