Form 10-Q
period 1997-06-30
PROVIDENT COMPANIES INC /DE/
filed 1997-08-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

Commission file number                                            1-11834
                                                                 --------

                           PROVIDENT COMPANIES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               62-1598430
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                1 Fountain Square, Chattanooga, Tennessee 37402
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (423)755-1011
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes      X         No
      -------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      OUTSTANDING AT June 30, 1997
------------------------------          -----------------------------
Common Stock, $1.00 Par Value                      67,415,148



                     Total number of pages included are 39

                           PROVIDENT COMPANIES, INC.



                                     INDEX


                                                                 PAGE
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):


          Condensed Consolidated Statements of Financial
           Condition at June 30, 1997 and December 31, 1996        3

          Condensed Consolidated Statements of Income
           for the Three Months and Six Months
           Ended June 30, 1997 and 1996                            5

          Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1997 and 1996         6

          Notes to Condensed Consolidated Financial Statements     7

          Independent Accountants' Review Report                  12

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   13


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                        36

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                         June 30            December 31
                                                           1997                1996
                                                           (in millions of dollars)
                                                        --------------------------------
                                                        (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                             $15,910.1             $10,880.1
          Held-to-Maturity                                   274.2                 264.5
       Equity Securities                                      10.3                   4.9
       Mortgage Loans                                        277.7                     -
       Real Estate                                           116.9                 151.1
       Policy Loans                                        1,881.0               1,749.0
       Other Long-term Investments                            48.6                  15.5
       Short-term Investments                                103.1                 252.3
                                                         ---------             ---------
          Total Investments                               18,621.9              13,317.4

    Cash and Bank Deposits                                    43.9                  19.3
    Accounts and Premiums Receivable                         158.3                 112.4
    Reinsurance Receivable                                 1,046.2                 468.3
    Accrued Investment Income                                373.7                 268.3
    Deferred Policy Acquisition Costs                        497.5                 421.8
    Value of Business Acquired--Note 4                       657.0                   5.9
    Goodwill--Note 4                                         595.6                     -
    Deferred Federal Income Tax Asset                          5.7                     -
    Property and Equipment                                    85.9                  59.0
    Miscellaneous                                             27.5                  19.6
    Separate Account Assets                                  288.1                 300.5
                                                         ---------             ---------


TOTAL ASSETS                                             $22,401.3             $14,992.5
                                                         =========             =========



See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                  June 30            December 31
                                                                    1997                1996
                                                                    (in millions of dollars)
                                                                 --------------------------------
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits                                  $   483.9             $   411.7
    Reserves for Future Policy and Contract Benefits
      and Unearned Premiums                                        12,646.4               8,110.1
    Policyholders' Funds and Experience Rating Refunds              4,977.1               3,881.1
    Federal Income Tax Liability                                       54.9                  49.1
    Long-term Debt                                                    725.0                 200.0
    Other Liabilities                                                 431.9                 301.4
    Separate Account Liabilities                                      288.1                 300.5
                                                                  ---------             ---------

TOTAL LIABILITIES                                                  19,607.3              13,253.9
                                                                  ---------             ---------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 5

STOCKHOLDERS' EQUITY
    Preferred Stock                                                   156.2                 156.2
    Common Stock, $1 par                                               67.4                  45.6
    Additional Paid-in Capital                                        815.3                  11.4
    Net Unrealized Gain on Securities                                 238.6                  90.9
    Foreign Currency Translation Adjustment                            (3.9)                 (5.2)
    Retained Earnings                                               1,520.4               1,439.7
                                                                  ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                          2,794.0               1,738.6
                                                                  ---------             ---------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $22,401.3             $14,992.5
                                                                  =========             =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                             Three Months Ended June 30      Six Months Ended June 30
                                                                1997            1996           1997            1996
                                                                    (in millions of dollars, except share data)
                                                          -------------------------------------------------------------
REVENUE
   Premium Income                                             $     590.0    $     291.3     $     877.5    $     595.9
   Net Investment Income                                            364.7          274.1           627.2          552.6
   Net Realized Investment Gains (Losses)                             1.5           (5.3)            6.2           (5.9)
   Other Income                                                      37.6            8.9            54.2           18.1
                                                              -----------    -----------     -----------    -----------
TOTAL REVENUE                                                       993.8          569.0         1,565.1        1,160.7
                                                              -----------    -----------     -----------    -----------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                                     468.7          309.2           760.4          608.6
   Change in Reserves for Future Policy and
      Contract Benefits and Policyholders' Funds                    200.3          106.1           310.4          246.9
   Amortization
      Deferred Policy Acquisition Costs                              19.2           16.1            36.5           33.0
      Value of Business Acquired                                     10.1            0.2            10.2            0.3
      Goodwill                                                        4.2              -             4.4              -
   Salaries                                                          53.5           19.8            77.0           36.9
   Commissions                                                       65.7           31.1            96.9           62.4
   Other Operating Expenses                                          81.4           33.3           115.8           66.0
                                                              -----------    -----------     -----------    -----------
TOTAL BENEFITS AND EXPENSES                                         903.1          515.8         1,411.6        1,054.1
                                                              -----------    -----------     -----------    -----------

INCOME BEFORE FEDERAL INCOME TAXES                                   90.7           53.2           153.5          106.6
FEDERAL INCOME TAXES                                                 31.0           19.1            53.0           38.1
                                                              -----------    -----------     -----------    -----------
NET INCOME                                                    $      59.7    $      34.1     $     100.5    $      68.5
                                                              ===========    ===========     ===========    ===========

NET INCOME PER COMMON SHARE - NOTE 2                          $      0.84    $      0.68     $      1.66    $      1.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     67,073,736     45,507,537      56,896,336     45,472,124

DIVIDENDS PER COMMON SHARE                                    $      0.18    $      0.18     $      0.36    $      0.36



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                           Six Months Ended June 30
                                                                           1997                1996
                                                                           (in millions of dollars)
                                                                  ----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  369.3                $   317.0
                                                                         --------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                        724.7                   740.4
   Proceeds from Maturities of Investments                                   752.6                   744.2
   Purchase of Investments                                                (1,172.6)               (1,023.4)
   Net Sales of Short-term Investments                                       347.7                    79.4
   Acquisition of Business--Note 4                                          (857.8)                      -
   Other                                                                     (15.0)                  (32.3)
                                                                         ---------               ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            (220.4)                  508.3
                                                                         ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                         287.0                   203.9
   Maturities and Benefit Payments from Policyholder Accounts             (1,194.5)               (1,126.4)
   Net Short-term Borrowings                                                     -                   101.7
   Net Long-term Borrowings                                                  425.9                       -
   Issuance of Common Stock                                                  384.3                     3.2
   Dividends Paid to Stockholders                                            (26.6)                  (23.3)
   Other                                                                       0.3                       -
                                                                         ---------               ---------
NET CASH USED BY FINANCING ACTIVITIES                                       (123.6)                 (840.9)
                                                                         ---------               ---------

Effect of Foreign Exchange Rate Changes on Cash                               (0.7)                      -
                                                                         ---------               ---------

NET INCREASE (DECREASE) IN CASH AND BANK DEPOSITS                             24.6                   (15.6)

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                 19.3                    24.8
                                                                         ---------               ---------

CASH AND BANK DEPOSITS AT END OF PERIOD                                  $    43.9               $     9.2
                                                                         =========               =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2--EARNINGS PER SHARE

The Company applies Accounting Principles Board Opinion No. 15 (Opinion
15), "Earnings per Share," and related interpretations in calculating earnings per common share. Earnings per common share are computed using net income less preferred stock dividends ($3.1 million for the three month periods and $6.3 million for the six month periods ended June 30, 1997 and 1996, respectively) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis under Opinion 15.

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earnings per share as defined under Opinion 15 and as reported in the accompanying financial statements equals basic earnings per share as defined under SFAS 128. Pro forma earnings per common share assuming dilution under SFAS 128 for the three month periods ended June 30, 1997 and 1996, are $0.83 and $0.67 and for the six month periods ended June 30, 1997 and 1996, are $1.62 and $1.35, respectively.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1997

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30                       June 30
                                                                1997           1996           1997           1996
                                                                             (in millions of dollars)
                                                          ------------------------------------------------------------
Revenue (Excluding Net Realized Investment
  Gains and Losses)
    Individual Life and Disability                             $571.1         $259.3       $  839.0       $  517.0
    Employee Benefits                                           259.0          149.8          415.4          311.7
    Other Operations                                            162.2          165.2          304.5          337.9
                                                               ------         ------       --------       --------

        Total                                                  $992.3         $574.3       $1,558.9       $1,166.6
                                                               ======         ======       ========       ========

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Life and Disability                             $ 66.0         $ 23.6       $   92.2       $   46.4
    Employee Benefits                                            14.3           17.0           30.9           31.6
    Other Operations                                              8.9           17.9           24.2           34.5
                                                               ------         ------       --------       --------

        Total                                                  $ 89.2         $ 58.5       $  147.3       $  112.5
                                                               ======         ======       ========       ========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1997

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30                       June 30
                                                                1997           1996           1997           1996
                                                                             (in millions of dollars)
                                                          ------------------------------------------------------------
Revenue (Including Net Realized Investment
 Gains and Losses)
    Individual Life and Disability                              $572.8         $260.8       $  845.8       $  523.0
    Employee Benefits                                            258.8          150.2          415.0          311.7
    Other Operations                                             162.2          158.0          304.3          326.0
                                                                ------         ------       --------       --------

        Total                                                   $993.8         $569.0       $1,565.1       $1,160.7
                                                                ======         ======       ========       ========

Income Before Federal Income Taxes
    Individual Life and Disability                              $ 67.7         $ 25.1       $   99.0       $   52.4
    Employee Benefits                                             14.1           17.4           30.5           31.6
    Other Operations                                               8.9           10.7           24.0           22.6
                                                                ------         ------       --------       --------

        Total                                                   $ 90.7         $ 53.2       $  153.5       $  106.6
                                                                ======         ======       ========       ========

Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income.

NOTE 4--ACQUISITION OF BUSINESS

GENEX SERVICES, INC.

On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX), subsidiaries of First Data Corporation, at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition, financed through borrowings on the Company's revolving credit facility, was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $16.0 million and $6.5 million, respectively. The purchase price has been allocated to goodwill and will be amortized on a straight-line basis over a twenty-five year period. The consolidated financial statements include the operating results of GENEX from March 1, 1997.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1997

NOTE 4--ACQUISITION OF BUSINESS - CONTINUED

THE PAUL REVERE CORPORATION

On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million, common equity issued to Paul Revere shareholders in the amount of $440.0 million, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $6,584.8 million and $6,494.5 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life and individual annuity products. The Company will periodically review the carrying amount of the value of business acquired using the same methods used to evaluate deferred policy acquisition costs. Goodwill will be amortized on a straight-line basis over a forty year period. The consolidated financial statements include the operating results of Paul Revere from April 1, 1997.

PRO FORMA RESULTS

The following pro forma results of operations for the three and six month periods ended June 30, 1997 and 1996, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of each period presented, are as follows:

                                                             Three Months Ended June 30     Six Months Ended June 30
                                                                1997           1996           1997           1996
                                                                             (in millions of dollars)
                                                          ------------------------------------------------------------
Revenue                                                         $993.8         $994.7       $2,021.5       $1,990.1
Income Before Federal Income Taxes                                90.7           78.8          201.9          158.8
Net Income                                                        59.7           48.2          129.5           97.5
Net Income per Common Share                                       0.84           0.67           1.84           1.35

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1997

NOTE 4--ACQUISITION OF BUSINESS - CONTINUED

Revenue and income before federal income taxes include $25.9 million of pre-tax net realized investment gains for the acquired companies for the three months ended June 30, 1996, $30.1 million for the six months ended June 30, 1996, and $36.4 million for the 1997 period prior to acquisition. Net income includes $16.8 million ($0.25 per share) of after-tax net investment gains for the three months ended June 30, 1996, $19.6 million ($0.29 per share) for the six months ended June 30, 1996, and $23.7 million ($0.35 per share) for the 1997 period prior to acquisition.

NOTE 5--COMMITMENTS AND CONTINGENT LIABILITIES

Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts against the Company - one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions have been filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims. To date no class has been certified in either lawsuit. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. Although the alleged class action lawsuits are in the very early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of June 30, 1997, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Chattanooga, Tennessee
August 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Provident acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results of the second quarter of 1997 and not the second quarter of 1996, the difference in comparability of the periods is frequently attributable to that fact as indicated below.

OPERATING RESULTS

     Revenue excluding net realized investment gains and losses ("revenue") increased $418.0 million, or 72.8 percent, to $992.3 million in the second quarter of 1997 from $574.3 million in the second quarter of 1996. The increase was the result of higher revenue in the individual life and disability segment ($311.8 million) and employee benefits segment ($109.2 million), which was partly offset by slightly lower revenue in the other operations segment ($3.0 million).

     In the first six months of 1997, revenue increased $392.3 million, or 33.6 percent, to $1,558.9 million from $1,166.6 million in the first six months of 1996. The increase was the result of higher revenue in the individual life and disability segment ($322.0 million) and employee benefits segment ($103.7 million), which was partly offset by lower revenue in the other operations segment ($33.4 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $30.7 million, or 52.5 percent, to $89.2 million in the second quarter of 1997, from $58.5 million in the second quarter of 1996. The increase was the result of increased income in the individual life and disability segment ($42.4 million), which was partly offset by lower income in the employee benefits segment ($2.7 million) and other operations segment ($9.0 million).

     In the first six months of 1997, income increased $34.8 million, or 30.9 percent, to $147.3 million, from $112.5 million in the first six months of 1996. The increase was the result of increased income in the individual life and disability segment ($45.8 million), which was partly offset by lower income in the employee benefits segment ($0.7 million) and other operations segment ($10.3 million).

     Net income increased $25.6 million, or 75.1 percent, to $59.7 million in the second quarter of 1997, from $34.1 million in the second quarter of 1996. Net realized investment gains after taxes were $1.0 million in the second quarter of 1997, compared to after-tax losses of $3.3 million in the second quarter of 1996. For the first six months of 1997, net income increased $32.0 million, or 46.7 percent, to $100.5 million, from $68.5 million in the first six months of 1996. Net realized investment gains after taxes were $4.1 million in the first six months of 1997, compared to after-tax losses of $3.7 million in the first six months of 1996.

INDIVIDUAL LIFE AND DISABILITY

     Revenue in the individual life and disability segment increased $311.8 million, or 120.2 percent, to $571.1 million in the second quarter of 1997, from $259.3 million in the second quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere, which contributed $307.0 million of revenue to this segment in the second quarter of 1997. Premium income in this segment increased $204.0 million, or 127.8 percent, to $363.6 million in the second quarter of 1997, from $159.6 million in the second quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere.

     For the first six months of 1997, revenue in this segment increased $322.0 million, or 62.3 percent, to $839.0 million, from $517.0 million in the first six months of 1996. The increase was primarily the result of the acquisition of Paul Revere. Premium income in this segment increased $204.4 million, or 63.8 percent, to $525.0 million in the first six months of 1997, from $320.6 million in the first six months of 1996, reflecting the acquisition of Paul Revere. Premium income in the individual disability income line of business increased $197.1 million, or 68.2 percent, to $485.9 million in the first six months of 1997, from $288.8 million in the first six months of 1996. The increase was primarily the result of the acquisition of Paul Revere.

     In November 1994, the Company announced its intention to discontinue selling individual noncancelable disability contracts with own-occupation provisions (other than conversion policies available under existing contractual arrangements). Similarly, the Company is phasing out the sale of individual noncancelable disability policies with long-term own-occupation provisions by the Paul Revere insurance subsidiaries. The Company is focusing on replacing the traditional noncancelable own-occupation contracts with "loss of earnings" contracts which insure income rather than occupation. During the transition to the new products, revenue in this line was expected to decline as a result of a period of lower premiums associated with the new products. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry.

     Income in the individual life and disability segment increased $42.4 million, or 179.7 percent, to $66.0 million in the second quarter of 1997, from $23.6 million in the second quarter of 1996. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $30.1 million, or 151.3 percent, to $50.0 million in the second quarter of 1997, from $19.9 million in the second quarter of 1996. This improvement is primarily due to a lower level of new claims in the second quarter of 1997 compared to the second quarter of 1996, a higher level of claim resolutions, and the acquisition of Paul Revere. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past two years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $8.8 million in the second quarter of 1997, compared to $3.3 million in the second quarter of 1996. The individual annuities line of business produced income of $7.2 million in the second quarter of 1997, compared to $0.4 million in the second quarter of 1996. Both of these lines of business benefited from the acquisition of Paul Revere.

     For the first six months of 1997, income in this segment increased $45.8 million, or 98.7 percent, to $92.2 million from $46.4 million in the first six months of 1996. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $37.1 million, or 107.8 percent, to $71.5 million in the first six months of 1997, from $34.4 million in the first six months of 1996. This improvement is primarily due to a lower level of new claims in the first half of 1997 compared to the first half of 1996, a higher level of claim resolutions, and the acquisition of Paul Revere. The individual life line of business produced income of $13.1 million in the first half of 1997, compared to $11.4 million in the first half of 1996. The individual annuities line of business produced income of $7.6 million in the first six months of

1997, compared to $0.6 million in the first six months of 1996. Both of these lines of business benefited from the acquisition of Paul Revere.

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

     The Company has engaged outside consultants to work with its personnel in refining its methodology for analyzing frequency and severity rates, as well as other factors that may affect reserve adequacy. Management intends to continue to work to provide the Company with a better methodology for anticipating changes in morbidity rates and a better methodology for reflecting those changes in the management of its business. Significant testing of any methodology must be undertaken. Current indicators suggest a sufficiency in the Company's reserves.

     It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the assumptions used in the loss recognition study, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is a material deterioration in morbidity, interest rates, and/or expenses. As part of its ongoing management of this line of business, the Company will conduct a loss recognition study annually to validate the continued adequacy of current reserves.

EMPLOYEE BENEFITS

     Accidental death and dismemberment and accident and sickness are now reported in the group life and group disability lines of business, respectively; in previous years, both were included with affinity groups in the packaged products line. Prior year results have been reclassified to conform to current period reporting. The reclassification did not change total revenue or total income for the employee benefits segment.

     Revenue in the employee benefits segment increased $109.2 million, or 72.9 percent, to $259.0 million in the second quarter of 1997, from $149.8 million in the second quarter of 1996. The increase was primarily the result of an increase in premium income in this segment of $76.7 million, or 61.8 percent, to $200.9 million in the second quarter of 1997, from $124.2 million in the second quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere, which added to premium income in the group life and group disability lines of business. Premium income declined in the medical stop-loss and affinity groups lines of business in the second quarter of 1997, compared to the second quarter of 1996. In the second quarter of 1997, revenue was positively impacted by the acquisition of GENEX. GENEX is a leading provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation claims. In the second quarter of 1997, GENEX's revenue totaled $21.4 million.

     For the first six months of 1997, revenue in this segment increased $103.7 million, or 33.3 percent, to $415.4 million from $311.7 million in the first six months of 1996. Premium income increased $61.5 million, or 23.6 percent, to $322.6 million in the first six months of 1997, from $261.1 million in the first six months of 1996. The increase is the result of the acquisition of Paul Revere, which added $70.7 million of premium income to the group life and group disability lines of business. GENEX's revenue since the date of acquisition totaled $28.6 million.

     Income in the employee benefits segment declined $2.7 million, or 15.9 percent, to $14.3 million in the second quarter of 1997, from $17.0 million in the second quarter of 1996. The decline is primarily the result of lower income in the group life, medical stop-loss, and affinity groups lines of business. This decline was partly offset by higher income in the group disability line of business which produced income of $3.8 million in the second quarter of 1997 compared to $0.6 million in the second quarter of 1996, primarily due to the acquisition of Paul Revere, which produced second quarter 1997 income of $1.9 million. The affinity groups line of business produced income of $0.6 million in the second quarter of 1997 compared to $2.6 million in the second quarter of 1996. The group life line of business produced income of $3.3 million in the second quarter of 1997 compared to $5.1 million in the second quarter of 1996. The decline is primarily the result of a higher loss ratio in this line and lower deficit recoveries on experience rated business. The medical stop-loss line of business produced income of $2.3 million in the second quarter of 1997, compared to $3.9 million in the second quarter of 1996. The decline is the result of lower premium income in this line, which declined to $9.9 million in the second quarter of 1997, from $13.2 million in the second quarter of 1996.

     For the first six months of 1997, income declined $0.7 million, or 2.2 percent, to $30.9 million, from $31.6 million in the first six months of 1996. The decline is primarily the result of lower income in the voluntary benefits, group life, and medical stop-loss lines of business, which were partly offset by increased income in the group disability and affinity groups lines of business and the acquisitions of Paul Revere and GENEX.

OTHER OPERATIONS

     The other operations segment includes the Company's group pension products, its corporate-owned life insurance ("COLI") product, the dental block acquired from Paul Revere, the excess risk reinsurance line of business of Paul Revere, corporate interest expense, goodwill amortization, and corporate (unallocated) capital and assets. These closed blocks of business have been segregated for reporting and monitoring purposes. The group pension products include the Company's traditional guaranteed investment contracts ("GICs"), group single premium annuities ("SPAs"), and synthetic GICs.

     On June 30, 1997, the Company announced that it had entered into a marketing agreement with Ameritas Life Insurance Corporation ("Ameritas") whereby Provident will market Ameritas' dental products. The two companies also entered into an agreement that involves the transition of the Company's block of dental insurance to Ameritas. The dental block, which was acquired in the Paul Revere acquisition, produced $48.3 million in premium income in 1996 and $24.7 million in the first six months of 1997. The full transition of the dental business to Ameritas is expected to be completed by November 1997.

     Revenue in the other operations segment declined $3.0 million, or 1.8 percent, to $162.2 million in the second quarter of 1997, from $165.2 million in the second quarter of 1996. The decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business. Revenue in this line declined to $78.6 million in the second quarter of 1997, from $105.9 million in the second quarter of 1996. This decline was partly offset by the excess risk reinsurance line of business and dental business of Paul Revere, which produced revenue of $10.9 million and $13.7 million, respectively, in the second quarter of 1997.

     For the first six months of 1997, revenue in this segment declined $33.4 million, or 9.9 percent, to $304.5 million, from $337.9 million in the first six months of 1996. The decline is primarily the result of a decrease in funds under management resulting from the discontinuation of the sale of products in the group pension business. Revenue in this line declined $54.5 million, or
24.9 percent, to $164.1 million in the first six months of 1997, from $218.6 million in the first six months of 1996.

     The Company announced in December 1994, that it would discontinue the sale of traditional GICs. Funds under management for the group pension line, excluding deposits for synthetic GICs totaled $3.82 billion at June 30, 1997, compared to $5.52 billion at June 30, 1996, a decrease of 30.8 percent.

     Also, in keeping with management's strategic desire to focus its resources in the other two segments, the Company decided to discontinue the sale of synthetic GICs and is selling this block of business through an assumptive reinsurance transaction which is subject to the approval of the contract holders and respective state regulators. This sale is expected to be completed by December 31, 1997. Accumulated funds from the Company's synthetic GICs totaled $1.87 billion at June 30, 1997, and $2.18 billion at December 31, 1996.

     Revenue in this segment is expected to continue to decline as a result of the discontinuance of the sales of traditional GICs and group SPAs and the run-off of the funds under management. As the traditional GICs mature, capital will be available for use by the Company as amounts allocated to this line are released.

     Income in the second quarter of 1997 declined $9.0 million to $8.9 million from $17.9 million in the second quarter of 1996. The decline in this segment was due to lower income in the group pension line of business, which declined $7.7 million to $6.9 million in the second quarter of 1997 from $14.6 million in the second quarter of 1996. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business declined to $4.5 million in the second quarter of 1997, compared to $6.6 million in the second quarter of 1996. The excess risk reinsurance line acquired with Paul Revere produced income of $1.3 million in the second quarter of 1997. Interest expense in the second quarter of 1997 totaled $12.1 million, compared to $4.6 million in the second quarter of 1996.

     For the first six months of 1997, income in this segment declined $10.3 million to $24.2 million, from $34.5 million in the first six months of 1996. The decline is primarily the result of lower income in the group pension line, which produced income of $17.7 million in the first six months of 1997, compared to $27.3 million in the first six months of 1996. Interest expense in the first six months of 1997 totaled $15.3 million, compared to $8.3 million in the first six months of 1996.

     Management expects that income in 1997 from the group pension line will decline from the levels recorded in 1996 as the funds under management decline. Management also expects that the level of corporate expenses related to this segment will be lower in 1997 than in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1997, the Company consummated the acquisition of Paul Revere ("Paul Revere Merger") pursuant to the Amended and Restated Agreement and Plan of Merger ("Amended Agreement"). Under the terms of the Amended Agreement, Textron Inc.("Textron") received as consideration for its shares a combination of cash and Company common stock. Pursuant to a Voting Agreement dated as of April 29, 1996 and an Agreement dated as of March 27, 1997 between the Company and Textron ("Textron Agreement"), Textron agreed, among other things, to pay to the Company a portion of the net proceeds received by Textron from the sale of the shares of the Company's common stock offered through a public secondary offering. The public secondary offering of the Company's stock was completed on May 5, 1997, from which the Company received $74.0 million of additional paid-in capital.

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

     The Paul Revere Merger was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million five-year revolving credit facility with various domestic and international banks. The revolving credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At June 30, 1997 and December 31, 1996, outstanding borrowings under the revolving credit facility were $725.0 million and $200.0 million, respectively. The credit facility has a current interest rate of 6.095 percent and contains certain restrictive covenants governing the Company's ability to pay dividends and requirements that the Company satisfy certain financial covenants, including requirements as to minimum adjusted statutory surplus and risk-based capital levels. The Company believes the cash flow from the combined operations will be sufficient to meet its operating and financing cash flow requirements.

     As a holding company, the Company is dependent upon payments from its wholly-owned insurance subsidiaries and GENEX to pay dividends to its stockholders and to pay its expenses. These payments by the Company's subsidiaries may take the form of either dividends or interest payments on amounts loaned to such subsidiaries by the Company.

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In Tennessee, the state of domicile for Provident Life and Accident Insurance Company, Provident Life and Casualty Insurance Company, and Provident National Assurance Company, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets, or to pay cash dividends in any 12-month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders, as determined at the end of the preceding year in accordance with prescribed or permitted accounting practices. The Paul Revere Life Insurance Company is domiciled in the Commonwealth of Massachusetts. The maximum annual dividend which a Massachusetts insurance company is permitted to pay without the prior approval of the Massachusetts Commissioner of Insurance is the greater of (a) ten percent of the insurance company's surplus to policyholders as of the thirty-first day of December next preceding or (b) the insurance company's statutory net gain from operations for the 12-month period ending the thirty-first day of December next preceding. Legislation enacted in Massachusetts further provides that any dividend not paid out of earned surplus be made only with prior approval of the Massachusetts Commissioner of Insurance. In November 1996, Provident National Assurance Company made an extraordinary cash distribution in the amount of $100.0 million to the Company. An aggregate of $141.5 million would be available in 1997 for the payment of dividends or other distributions by the Company's top-tier insurance subsidiaries without regulatory approval.

     The Company's requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in the second quarter of 1997. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     During the third quarter of 1997, the Company expects to complete the sale of $277.7 million of commercial mortgage loans acquired through the merger with Paul Revere. The transaction is expected to produce a realized investment gain, increase the liquidity, and improve the asset quality and asset/liability management of the investment portfolio.

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

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. Non-current investments totaled $31.6 million at June 30, 1997, or 0.17 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $2.9 billion at June 30, 1997. Investments in mortgage-backed securities excluding Paul Revere totaled $2.4 billion on an amortized cost basis at December 31, 1996. At June 30, 1997, the mortgage-backed securities for the combined companies had an average life of 9.7 years and effective duration of 6.5 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

     The Company's exposure to below-investment-grade fixed maturity securities at June 30, 1997, was $1,098.4 million, representing 5.9 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities excluding Paul Revere totaled $891.1 million at December 31, 1996, representing 6.7 percent of invested assets.

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

     During the first quarter of 1997, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $205.0 million of expected cash flows in the years 2001 and 2002 using forward interest rate swaps and $85.0 million of expected future cash flows in the years 2000 and 2001 using options on forward interest rate swaps. Management estimates that the yields on cash flows in the 2000 to 2002 time period for the individual disability income portfolio will range between 8.05 percent and 8.14 percent when the first quarter hedges terminate and long-term assets are purchased.

     During the second quarter of 1997, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $250.0 million of cash flows in the year 1997 using futures contracts, $215.0 million of cash flows in years 1999 through 2002 using forward interest rate swaps, and $510.0 million of cash flows in the years 1998 through 2002 using options on forward interest rate swaps. Management estimates that the yields on cash flows in the 1997 hedge will be between 8.03 percent and 8.32 percent, the forward swaps are expected to produce yields between 8.00 percent and 8.10 percent, and the options on futures produced a deferred gain of $2.8 million and are expected to ultimately produce yields between 8.00 percent and 8.25 percent.

     The purpose of these actions in the individual disability income portfolio was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates over the next five years.

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

     During the second quarter of 1997, $100.0 million notional amount of forward interest rate swaps related to the group pension cash match hedge settled, producing a realized investment loss of $1.1 million. This was offset by a $1.1 million realized gain on the sale of the hedged assets. In addition, $150.0 million of options on forward interest rate swaps were added to hedge expected future cash flows for the single premium annuity portfolio in the years 2002 and 2003. The purpose of these actions was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates. Management estimates the hedge-adjusted yield on long-term assets purchased when the group pension hedges terminate will be approximately 8.52 percent.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 15   Letter re: unaudited interim financial
                      information

         Exhibit 27   Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

         Form 8-K filed on August 12, 1997 relating to the Company's press release announcing earnings, dividend increase and two-for-one stock split.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.
                                 (Registrant)


Date:  August 13, 1997           /s/ J. Harold Chandler
                                 ----------------------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                  Chief Executive Officer



Date:  August 13, 1997           /s/ Thomas R. Watjen
                                 ----------------------------------
                                 Thomas R. Watjen
                                 Vice Chairman and
                                  Chief Financial Officer

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