Form 10-Q
period 1997-09-30
PROVIDENT COMPANIES INC /DE/
filed 1997-11-12
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

Yes      X         No
      -------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                       OUTSTANDING AT SEPTEMBER 30, 1997
------------------------------          ---------------------------------
Common Stock, $1.00 Par Value                     135,087,876



                     Total number of pages included are 42

                           PROVIDENT COMPANIES, INC.



                                     INDEX


                                                                  PAGE
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):


          Condensed Consolidated Statements of Financial
           Condition at September 30, 1997
           and December 31, 1996                                    3

          Condensed Consolidated Statements of Income
           for the Three Months and Nine Months
           Ended September 30, 1997 and 1996                        5

          Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1996    6

          Notes to Condensed Consolidated Financial Statements      7

          Independent Accountants' Review Report                   13

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                         38

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                              September 30     December 31
                                                 1997             1996
                                                  (in millions of dollars)
                                              ---------------------------------
                                               (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                      $16,604.3        $10,880.1
          Held-to-Maturity                            279.0            264.5
       Equity Securities                               12.2              4.9
       Mortgage Loans                                  35.1                -
       Real Estate                                     98.3            151.1
       Policy Loans                                 1,954.5          1,749.0
       Other Long-term Investments                     45.6             15.5
       Short-term Investments                          87.0            252.3
                                                  ---------        ---------
          Total Investments                        19,116.0         13,317.4

    Cash and Bank Deposits                            140.0             19.3
    Accounts and Premiums Receivable                  133.4            112.4
    Reinsurance Receivable                          1,046.5            468.3
    Accrued Investment Income                         368.1            268.3
    Deferred Policy Acquisition Costs                 397.9            421.8
    Value of Business Acquired--Note 4                596.6              5.9
    Goodwill--Note 4                                  604.7                -
    Property and Equipment                            101.8             59.0
    Miscellaneous                                      29.3             19.6
    Separate Account Assets                           305.2            300.5
                                                  ---------        ---------

TOTAL ASSETS                                      $22,839.5        $14,992.5
                                                  =========        =========

See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                September 30     December 31
                                                   1997             1996
                                                  (in millions of dollars)
                                                ----------------------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits                  $   508.3        $   411.7
    Reserves for Future Policy and Contract
      Benefits and Unearned Premiums               12,926.5          8,110.1
    Policyholders' Funds and Experience
      Rating Refunds                                4,600.6          3,881.1
    Federal Income Taxes                              158.7             49.1
    Long-term Debt                                    725.0            200.0
    Other Liabilities                                 550.5            301.4
    Separate Account Liabilities                      305.2            300.5
                                                  ---------        ---------

TOTAL LIABILITIES                                  19,774.8         13,253.9
                                                  ---------        ---------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 5

STOCKHOLDERS' EQUITY
    Preferred Stock                                   156.2            156.2
    Common Stock, $1 par                              135.1             45.6
    Additional Paid-in Capital                        749.6             11.4
    Net Unrealized Gain on Securities                 455.9             90.9
    Foreign Currency Translation Adjustment            (6.7)            (5.2)
    Retained Earnings                               1,574.6          1,439.7
                                                  ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                          3,064.7          1,738.6
                                                  ---------        ---------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,839.5        $14,992.5
                                                  =========        =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                     Three Months Ended            Nine Months Ended
                                                                         September 30                September 30

                                                                    1997            1996            1997            1996
                                                                        (in millions of dollars, except share data)
                                                          ---------------------------------------------------------------

REVENUE
   Premium Income                                             $      594.0     $     287.4    $    1,471.5    $     883.3
   Net Investment Income                                             362.9           269.5           990.1          822.1
   Net Realized Investment Gains (Losses)                              6.9            (4.1)           13.1          (10.0)
   Other Income                                                       33.3             9.9            87.5           28.0
                                                              ------------     -----------    ------------    -----------
TOTAL REVENUE                                                        997.1           562.7         2,562.2        1,723.4
                                                              ------------     -----------    ------------    -----------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                                      451.8           296.4         1,212.2          905.0
   Change in Reserves for Future Policy and
      Contract Benefits and Policyholders' Funds                     197.3           110.5           507.7          357.4
   Amortization
      Deferred Policy Acquisition Costs                               21.4            15.8            57.9           48.8
      Value of Business Acquired                                       9.1             0.1            19.3            0.4
      Goodwill                                                         4.2               -             8.6              -
   Salaries                                                           55.1            19.5           132.1           56.4
   Commissions                                                        65.0            31.7           161.9           94.1
   Other Operating Expenses                                           83.7            36.9           199.5          102.9
                                                              ------------     -----------    ------------    -----------
TOTAL BENEFITS AND EXPENSES                                          887.6           510.9         2,299.2        1,565.0
                                                              ------------     -----------    ------------    -----------

INCOME BEFORE FEDERAL INCOME TAXES                                   109.5            51.8           263.0          158.4
FEDERAL INCOME TAXES                                                  38.5            18.6            91.5           56.7
                                                              ------------     -----------    ------------    -----------
NET INCOME                                                    $       71.0     $      33.2    $      171.5    $     101.7
                                                              ============     ===========    ============    ===========

PER COMMON SHARE INFORMATION - NOTE 2

   Net Income                                                 $       0.50     $      0.33    $       1.34    $      1.01

   Weighted Average Shares Outstanding                         134,962,688      91,101,154     120,928,246     90,995,276

   Dividends                                                  $       0.10     $      0.09    $       0.28    $      0.27


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                                         Nine Months Ended September 30
                                                                                            1997                 1996
                                                                                           (in millions of dollars)
                                                                                         -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $   763.9            $   514.6
                                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                                       1,256.6              1,219.6
   Proceeds from Maturities of Investments                                                  1,334.7                944.3
   Purchase of Investments                                                                 (2,195.1)            (1,464.5)
   Net Sales of Short-term Investments                                                        362.1                108.4
   Acquisition of Business--Note 4                                                           (860.0)                   -
   Other                                                                                      (23.2)               (52.5)
                                                                                          ---------            ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                             (124.9)               755.3
                                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                                          415.7                299.9
   Maturities and Benefit Payments from Policyholder Accounts                              (1,704.8)            (1,684.9)
   Net Short-term Borrowings                                                                      -                151.9
   Net Long-term Borrowings                                                                   425.9                    -
   Issuance of Common Stock                                                                   388.4                  4.4
   Dividends Paid to Stockholders                                                             (43.3)               (34.1)
   Other                                                                                        0.5                 (3.1)
                                                                                          ---------            ---------
NET CASH USED BY FINANCING ACTIVITIES                                                        (517.6)            (1,265.9)
                                                                                          ---------            ---------

Effect of Foreign Exchange Rate Changes on Cash                                                (0.7)                   -
                                                                                          ---------            ---------

NET INCREASE IN CASH AND BANK DEPOSITS                                                        120.7                  4.0

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                                  19.3                 24.8
                                                                                          ---------            ---------

CASH AND BANK DEPOSITS AT END OF PERIOD                                                   $   140.0            $    28.8
                                                                                          =========            =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2--COMMON STOCK AND EARNINGS PER SHARE

On July 30, 1997, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on September 30, 1997, to stockholders of record on August 28, 1997. Historical share and per share amounts have been restated to reflect the stock split.

The Company applies Accounting Principles Board Opinion No. 15 (Opinion 15), "Earnings per Share," and related interpretations in calculating earnings per common share. Earnings per common share are computed using net income less preferred stock dividends ($3.2 million for the three month periods ended September 30, 1997 and 1996, and $9.5 million for the nine month periods ended September 30, 1997 and 1996) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis under Opinion 15.

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earnings per share as defined under Opinion 15 and as reported in the accompanying financial statements equals basic earnings per share as defined under SFAS 128. Pro forma earnings per common share assuming dilution under SFAS 128 for the three month periods ended September 30, 1997 and 1996, are $0.49 and $0.33, and for the nine month periods ended September 30, 1997 and 1996 are $1.31 and $1.00, respectively.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


SEPTEMBER 30, 1997

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30                  September 30
                                                                    1997           1996           1997           1996
                                                                                (in millions of dollars)
                                                          ------------------------------------------------------------

Revenue (Excluding Net Realized Investment
  Gains and Losses)
    Individual Life and Disability                                 $579.1         $264.1       $1,418.1       $  781.1
    Employee Benefits                                               257.4          144.6          672.8          456.3
    Other Operations                                                153.7          158.1          458.2          496.0
                                                                   ------         ------       --------       --------

        Total                                                      $990.2         $566.8       $2,549.1       $1,733.4
                                                                   ======         ======       ========       ========

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Life and Disability                                 $ 69.1         $ 34.3       $  161.3       $   80.7
    Employee Benefits                                                20.9            8.4           51.8           40.0
    Other Operations                                                 12.6           13.2           36.8           47.7
                                                                   ------         ------       --------       --------

        Total                                                      $102.6         $ 55.9       $  249.9       $  168.4
                                                                   ======         ======       ========       ========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30                  September 30
                                                                   1997           1996           1997           1996
                                                                                (in millions of dollars)
                                                                  ----------------------------------------------------

Revenue (Including Net Realized Investment
 Gains and Losses)
    Individual Life and Disability                                 $588.6         $265.2       $1,434.4       $  788.2
    Employee Benefits                                               259.6          143.9          674.6          455.6
    Other Operations                                                148.9          153.6          453.2          479.6
                                                                   ------         ------       --------       --------

        Total                                                      $997.1         $562.7       $2,562.2       $1,723.4
                                                                   ======         ======       ========       ========

Income Before Federal Income Taxes
    Individual Life and Disability                                 $ 78.6         $ 35.4       $  177.6       $   87.8
    Employee Benefits                                                23.1            7.7           53.6           39.3
    Other Operations                                                  7.8            8.7           31.8           31.3
                                                                   ------         ------       --------       --------

        Total                                                      $109.5         $ 51.8       $  263.0       $  158.4
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

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997

NOTE 4--ACQUISITION OF BUSINESS

GENEX SERVICES, INC.

On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX), subsidiaries of First Data Corporation, at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition, financed through borrowings on the Company's revolving credit facility, was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $17.9 million and $8.9 million, respectively. The purchase price has been allocated to goodwill and will be amortized on a straight-line basis over a twenty-five year period. The consolidated financial statements include the operating results of GENEX from March 1, 1997.

THE PAUL REVERE CORPORATION

On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million, common equity of $437.8 million and cash of $2.2 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $6,630.1 million and $6,528.3 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life and individual annuity products. The Company will periodically review the carrying amount of the value of business acquired using the same methods used to evaluate deferred policy acquisition costs. Goodwill will be amortized on a straight-line basis over a forty year period. The consolidated financial statements include the operating results of Paul Revere from April 1, 1997.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997

NOTE 4--ACQUISITION OF BUSINESS - CONTINUED

PRO FORMA RESULTS

The following pro forma results of operations for the three and nine month periods ended September 30, 1997 and 1996, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of each period presented, are as follows:

                                                        Three Months Ended        Nine Months Ended
                                                           September  30           September  30
                                                     1997            1996        1997            1996
                                                               (in millions of dollars)
                                                    -----------------------------------------------------

Revenue                                              $997.1        $ 987.1        $3,018.6     $2,977.2
Income (Loss) Before Federal Income Taxes             109.5         (297.9)          311.4       (139.1)
Net Income (Loss)                                      71.0         (195.0)          200.5        (97.5)
Net Income (Loss) per Common Share                     0.50          (1.48)           1.42        (0.80)

Revenue and income before federal income taxes include $9.7 million of pre-tax net realized investment gains for the acquired companies for the three months ended September 30, 1996, $39.8 million for the nine months ended September 30, 1996, and $36.4 million for the 1997 period prior to acquisition. Net income includes $6.0 million ($0.04 per common share) of after-tax net investment gains for the three months ended September 30, 1996, $25.6 million ($0.19 per common share) for the nine months ended September 30, 1996, and $23.7 million ($0.18 per common share) for the 1997 period prior to acquisition.

In the third quarter of 1996 Paul Revere strengthened reserves in its individual disability segment by $380.0 million before income taxes which resulted in a decrease in net income of $244.3 million ($1.83 per common share). The reserve strengthening resulted from a comprehensive study, completed in October 1996, of the adequacy of the individual disability reserves under generally accepted accounting principles.

NOTE 5--COMMITMENTS AND CONTINGENT LIABILITIES

Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts against the Company - one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions have been filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims. To date no class has been certified in either lawsuit. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 41 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 41 individual lawsuits are in the very early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of September 30, 1997, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



Chattanooga, Tennessee
November 7, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Provident acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results of the third quarter of 1997 and not the third quarter of 1996, the difference in comparability of the periods is frequently attributable to that fact as indicated below.


OPERATING RESULTS

     Revenue excluding net realized investment gains and losses ("revenue") increased $423.4 million, or 74.7 percent, to $990.2 million in the third quarter of 1997 from $566.8 million in the third quarter of 1996. The increase was the result of higher revenue in the individual life and disability segment ($315.0 million) and employee benefits segment ($112.8 million), which was partly offset by slightly lower revenue in the other operations segment ($4.4 million).

     In the first nine months of 1997, revenue increased $815.7 million, or 47.1 percent, to $2,549.1 million from $1,733.4 million in the first nine months of

1996. The increase was the result of higher revenue in the individual life and disability segment ($637.0 million) and employee benefits segment ($216.5 million), which was partly offset by lower revenue in the other operations segment ($37.8 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $46.7 million, or 83.5 percent, to $102.6 million in the third quarter of 1997, from $55.9 million in the third quarter of 1996. The increase was the result of increased income in the individual life and disability segment ($34.8 million) and employee benefits segment ($12.5 million), which was partly offset by lower income in the other operations segment ($0.6 million).

     In the first nine months of 1997, income increased $81.5 million, or 48.4 percent, to $249.9 million, from $168.4 million in the first nine months of 1996. The increase was the result of increased income in the individual life and disability segment ($80.6 million) and the employee benefits segment ($11.8 million), which was partly offset by lower income in the other operations segment ($10.9 million).

     Net income increased $37.8 million, or 113.9 percent, to $71.0 million in the third quarter of 1997, from $33.2 million in the third quarter of 1996. Net realized investment gains after taxes were $4.7 million in the third quarter of

1997, compared to after-tax losses of $2.8 million in the third quarter of 1996. For the first nine months of 1997, net income increased $69.8 million, or 68.6 percent, to $171.5 million, from $101.7 million in the first nine months of 1996. Net realized investment gains after taxes were $8.8 million in the first nine months of 1997, compared to after-tax losses of $6.5 million in the first nine months of 1996.


INDIVIDUAL LIFE AND DISABILITY

     Revenue in the individual life and disability segment increased $315.0 million, or 119.3 percent, to $579.1 million in the third quarter of 1997, from $264.1 million in the third quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere, which contributed $309.8 million of revenue to this segment in the third quarter of 1997. Premium income in this segment increased $207.5 million, or 127.8 percent, to $369.8 million in the third quarter of 1997, from $162.3 million in the third quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere.

     For the first nine months of 1997, revenue in this segment increased $637.0 million, or 81.6 percent, to $1,418.1 million, from $781.1 million in the first nine months of 1996. The increase was primarily the result of the acquisition of Paul Revere, which contributed $616.8 million of revenue to this segment since the date of acquisition. Premium income in this segment increased $411.9 million, or 85.3 percent, to $894.8 million in the first nine months of 1997, from $482.9 million in the first nine months of 1996, reflecting the acquisition of Paul Revere. Premium income in the individual disability income line of business increased $397.2 million, or 91.2 percent, to $832.5 million in the first nine months of 1997, from $435.3 million in the first nine months of 1996. The increase was primarily the result of the acquisition of Paul Revere.

     In November 1994, the Company announced its intention to discontinue selling individual noncancelable disability contracts with long-term own-occupation provisions (other than conversion policies available under existing contractual arrangements). Similarly, the Company is phasing out the sale of individual noncancelable disability policies with long-term own-occupation provisions by the Paul Revere insurance subsidiaries. The Company is focusing on replacing the traditional noncancelable own-occupation contracts with "loss of earnings" contracts which insure income rather than occupation. Following the discontinuation of sales of these individual noncancelable disability contracts, the Provident companies experienced a decline in annualized new sales premiums in 1996, but in the first quarter of 1997, annualized new premiums increased from the year ago quarter indicating market acceptance of the new product. During the transition to the new products in the Paul Revere insurance subsidiaries, annualized new premiums in this line are expected to decline as a result of a period of lower premiums associated with the new products. Revenue is not expected to be significantly impacted due to continued favorable persistency. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry.

     Income in the individual life and disability segment increased $34.8 million, or 101.5 percent, to $69.1 million in the third quarter of 1997, from $34.3 million in the third quarter of 1996. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $26.9 million, or 98.9 percent, to $54.1 million in the third quarter of 1997, from $27.2 million in the third quarter of 1996. This improvement is primarily due to a higher level of net claim resolutions in the third quarter of 1997 compared to the third quarter of 1996 and the acquisition of Paul Revere. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past two years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $8.3 million in the third quarter of 1997, compared to $6.6 million in the third quarter of 1996. The individual annuities line of business produced income of $6.7 million in the third quarter of 1997, compared to $0.5 million in the third quarter of 1996. Both of these lines of business benefited from the acquisition of Paul Revere.

     For the first nine months of 1997, income in this segment increased $80.6 million, or 99.9 percent, to $161.3 million from $80.7 million in the first nine months of 1996. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $64.0 million, or 103.9 percent, to $125.6 million in the first nine months of 1997, from $61.6 million in the first nine months of 1996. This improvement is primarily due to a lower level of new claims in the first nine months of 1997 compared to the first nine months of 1996, a lower level of reopened claims, and the acquisition of Paul Revere. The individual life line of business produced income of $21.4 million in the first nine months of 1997, compared to $18.0 million in the first nine months of 1996. The individual annuities line of business produced income of $14.3 million in the first nine months of 1997, compared to $1.1 million in the first nine months of 1996. Both of these lines of business benefited from the acquisition of Paul Revere.

     The Company performed a loss recognition study on its individual disability income business as of September 30, 1993. The study resulted in a $423.0 million pre-tax or $275.0 million after-tax charge to operating earnings. The charge was required under generally accepted accounting principles ("GAAP") due to the significant decline in interest rates in 1993 and the increased level of morbidity experienced by the Company. Since 1993, the Company has performed annual reserve adequacy studies to determine the continued adequacy of the reserves that were established. Based upon the December 1996 reserve adequacy study, which incorporated management's best estimate for the assumptions used, reserves were adequate at December 31, 1996.

     The Company continually studies and refines its methodology for analyzing frequency and severity rates, as well as other factors that may affect reserve adequacy. Management intends to continue to work to provide the Company with a better methodology for anticipating changes in morbidity rates and a better methodology for reflecting those changes in the management of its business. Significant testing of any methodology must be undertaken. Current indicators suggest a sufficiency in the Company's reserves.

     It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the assumptions used in the loss recognition study, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is a material deterioration in morbidity, interest rates, and/or expenses. As part of its ongoing management of this line of business, the Company conducts an annual reserve adequacy study to validate the continued adequacy of current reserves.


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

     Revenue in the employee benefits segment increased $112.8 million, or 78.0 percent, to $257.4 million in the third quarter of 1997, from $144.6 million in the third quarter of 1996. The increase was primarily the result of an increase in premium income in this segment of $80.8 million, or 68.5 percent, to $198.7 million in the third quarter of 1997, from $117.9 million in the third quarter of 1996. The increase was primarily the result of the acquisition of Paul Revere, which added $70.8 million of premium income in the group life and group disability lines of business. Premium income declined in the medical stop-loss and affinity groups lines of business in the third quarter of 1997, compared to the third quarter of 1996. In the third quarter of 1997, revenue was positively impacted by the acquisition of GENEX. GENEX is a leading provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation claims. In the third quarter of 1997, GENEX's revenue totaled $21.7 million.

     For the first nine months of 1997, revenue in this segment increased $216.5 million, or 47.4 percent, to $672.8 million from $456.3 million in the first nine months of 1996. Premium income increased $142.3 million, or 37.5 percent, to $521.3 million in the first nine months of 1997, from $379.0 million in the first nine months of 1996. The increase is the result of the acquisition of Paul Revere, which added $141.5 million of premium income to the group life and group disability lines of business since the date of acquisition. GENEX's revenue since the date of acquisition totaled $50.3 million.

     Income in the employee benefits segment increased $12.5 million, or 148.8 percent, to $20.9 million in the third quarter of 1997, from $8.4 million in the third quarter of 1996. The group disability line of business produced income of $7.4 million in the third quarter of 1997 compared to $1.0 million in the third quarter of 1996, primarily due to the acquisition of Paul Revere. Voluntary benefits reported income of $4.7 million in the third quarter of 1997 compared to $2.4 million in the third quarter of 1996. The affinity groups line of business produced income of $2.5 million in the third quarter of 1997 compared to a loss of $0.8 million in the third quarter of 1996. The medical stop-loss line of business produced income of $0.6 million in the third quarter of 1997, compared to a loss of $0.3 million in the third quarter of 1996. These increases were partly offset by lower income in the group life line of business which produced income of $5.2 million in the third quarter of 1997 compared to $6.1 million in the third quarter of 1996.

     For the first nine months of 1997, income increased $11.8 million, or 29.5 percent, to $51.8 million, from $40.0 million in the first nine months of 1996. The increase is primarily the result of increased income in the group disability and affinity groups lines of business and the acquisitions of Paul Revere and GENEX, which were partly offset by lower income in the group life and medical stop-loss lines of business.


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

     On June 30, 1997, the Company announced that it had entered into a marketing agreement with Ameritas Life Insurance Corporation ("Ameritas") whereby Provident will market Ameritas' dental products. The two companies also entered into an agreement that involves the transition of the Company's block of dental insurance to Ameritas. The dental block, which was acquired in the Paul Revere acquisition, produced $48.3 million in premium income in 1996 and $36.1 million in the first nine months of 1997. The full transition of the dental business to Ameritas is expected to be completed by November 1997.

     Revenue in the other operations segment declined $4.4 million, or 2.8 percent, to $153.7 million in the third quarter of 1997, from $158.1 million in the third quarter of 1996. The decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business. Revenue in this line declined to $70.0 million in the third quarter of 1997, from $97.6 million in the third quarter of 1996. This decline was partly offset by the excess risk reinsurance line of business and dental business of Paul Revere, which produced revenue of $11.2 million and $12.3 million, respectively, in the third quarter of 1997.

     For the first nine months of 1997, revenue in this segment declined $37.8 million, or 7.6 percent, to $458.2 million, from $496.0 million in the first nine months of 1996. The decline is primarily the result of a decrease in funds under management resulting from the discontinuation of the sale of products in the group pension business. Revenue in this line declined $82.1 million, or
26.0 percent, to $234.1 million in the first nine months of 1997, from $316.2 million in the first nine months of 1996.

     The Company announced in December 1994, that it would discontinue the sale of traditional GICs. Funds under management for the group pension line, excluding deposits for synthetic GICs, totaled $3.43 billion at September 30, 1997, compared to $5.03 billion at September 30, 1996, a decrease of 31.8 percent.

     Also, in keeping with management's strategic desire to focus its resources in the other two segments, the Company decided to discontinue the sale of synthetic GICs and is selling this block of business through an assumptive reinsurance transaction which is subject to the approval of the contract holders and respective state regulators. This sale is expected to be completed by December 31, 1997. Accumulated funds from the Company's synthetic GICs totaled $1.51 billion at September 30, 1997, and $2.18 billion at December 31, 1996.

     Revenue in this segment is expected to continue to decline as a result of the discontinuance of the sales of traditional GICs and group SPAs and the run-off of the funds under management. As the traditional GICs mature, capital will be available for use by the Company as amounts allocated to this line are released.

     Income in the third quarter of 1997 declined $0.6 million to $12.6 million from $13.2 million in the third quarter of 1996. The decline in this segment was due to lower income in the group pension line of business, which declined $1.2 million to $10.3 million in the third quarter of 1997 from $11.5 million in the third quarter of 1996. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business increased to $5.2 million in the third quarter of 1997, compared to $3.9 million in the third quarter of 1996. The excess risk reinsurance line acquired with Paul Revere produced income of $2.5 million in the third quarter of 1997. Interest expense on the long-term debt in the third quarter of 1997 totaled $11.8 million, compared to $3.0 million in the third quarter of 1996.

     For the first nine months of 1997, income in this segment declined $10.9 million to $36.8 million, from $47.7 million in the first nine months of 1996. The decline is primarily the result of lower income in the group pension line, which produced income of $28.0 million in the first nine months of 1997, compared to $38.8 million in the first nine months of 1996. Interest expense on the long-term debt in the first nine months of 1997 totaled $27.1 million, compared to $9.4 million in the first nine months of 1996.

     Management expects that income in 1997 from the group pension line will decline from the levels recorded in 1996 as the funds under management decline.


LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1997, the Company consummated the acquisition of Paul Revere ("Paul Revere Merger") pursuant to the Amended and Restated Agreement and Plan of Merger.

     The Paul Revere Merger was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance and cash to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million five-year revolving credit facility with various domestic and international banks. The revolving credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At September 30, 1997 and December 31, 1996, outstanding borrowings under the revolving credit facility were $725.0 million and $200.0 million, respectively. The credit facility has a current interest rate of 6.025 percent and contains certain restrictive covenants governing the Company's ability to pay dividends and requirements that the Company satisfy certain financial covenants, including requirements as to minimum adjusted statutory surplus and risk-based capital levels. The Company believes the cash flow from the combined operations will be sufficient to meet its operating and financing cash flow requirements. Periodically, the Company may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of the Company's debt and equity. As of September 30, 1997, the Company has a shelf registration with an unused balance of $900.0 million that would allow the Company to issue various types of debt or equity securities.

     As a holding company, the Company is dependent upon payments from its wholly-owned insurance subsidiaries and GENEX to pay dividends to its stockholders and to pay its expenses. These payments by the Company's subsidiaries may take the form of either dividends or interest payments on amounts loaned to such subsidiaries by the Company.

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In Tennessee, the state of domicile for Provident Life and Accident Insurance Company, Provident Life and Casualty Insurance Company ("Casualty"), and Provident National Assurance Company, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets, or to pay cash dividends in any 12-month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders, as determined at the end of the preceding year in accordance with prescribed or permitted accounting practices. The Paul Revere Life Insurance Company ("Paul Revere Life") is domiciled in the Commonwealth of Massachusetts. The maximum annual dividend which a Massachusetts insurance company is permitted to pay without the prior approval of the Massachusetts Commissioner of Insurance is the greater of (a) ten percent of the insurance company's surplus to policyholders as of the thirty-first day of December next preceding or (b) the insurance company's statutory net gain from operations for the 12-month period ending the thirty-first day of December next preceding. Legislation enacted in Massachusetts further provides that any dividend not paid out of earned surplus be made only with prior approval of the

Massachusetts Commissioner of Insurance. Under Massachusetts law, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets. An aggregate of $141.5 million would be available in 1997 for the payment of dividends or other distributions by the Company's top-tier insurance subsidiaries without regulatory approval.

     In connection with simplifying the Company's corporate structure, Paul Revere Life and Casualty have filed notice of their intention to merge with the Commissioners of Insurance of respective states of domicile. Subject to regulatory approval, the merger is expected to be completed in the first quarter of 1998. Paul Revere Life will be the surviving corporation.

     The Company's requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in the third quarter of 1997. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     During the third quarter of 1997, the Company sold $242.6 million of commercial mortgage loans acquired through the merger with Paul Revere. The purpose of this transaction is to increase the liquidity and improve the asset quality and asset/liability management of the investment portfolio.

     As a result of the release of capital generated by the run-off of the GIC portfolio, the sale of the commercial mortgage loans, and other corporate actions, the Company has increased its available capital to support the growth of its businesses, including assisting in the financing of the acquisitions of Paul Revere and GENEX. Management continues to analyze potential opportunities to utilize the capital to further enhance stockholder value, including exploring options that would support the Company's growth initiatives.


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

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. Non-current investments totaled $19.9 million at September 30, 1997, or 0.10 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $3.1 billion at September 30, 1997. Investments in mortgage-backed securities excluding Paul Revere totaled $2.4 billion on an amortized cost basis at December 31, 1996. At September 30, 1997, the mortgage-backed securities for the combined companies had an average life of 9.4 years and effective duration of 7.1 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

     The Company's exposure to below-investment-grade fixed maturity securities at September 30, 1997, was $1,217.5 million, representing 6.4 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. Subsequent to September 30, 1997, this limit was raised to 10.0 percent. The Company's exposure to below-investment-grade fixed maturities excluding Paul Revere totaled $891.1 million at December 31, 1996, representing 6.7 percent of invested assets.

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

     During the second quarter of 1997, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $250.0 million of cash flows in the year 1997 using futures contracts, $215.0 million of cash flows in years 1999 through 2002 using forward interest rate swaps, and $510.0 million of cash flows in the years 1998 through 2002 using options on forward interest rate swaps. The options on futures produced a deferred gain of $2.8 million.

     During the third quarter of 1997, $30.0 million notional amount of forward interest rate swaps were unwound, producing a net investment yield of 9.07 percent. Also, $50.0 million of forwards were unwound, producing a net yield of
8.31 percent.

     Also in the third quarter, $65.0 million of options on interest rate swaps were written. Options of $240.0 million were written to hedge cash flows in the years 1997, 1998, 1999 and 2002. The purpose of these actions in the individual disability income portfolio was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates over the next five years.

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

     During the second quarter of 1997, $100.0 million notional amount of forward interest rate swaps related to the group pension cash match hedge settled, producing a realized investment loss of $1.1 million. This was offset by a $1.1 million realized gain on the sale of the hedged assets. In addition, $150.0 million of options on forward interest rate swaps were added to hedge expected future cash flows for the single premium annuity portfolio in the years 2002 and 2003. During the third quarter of 1997, an additional $100.0 million notional amount of forward interest rate swaps settled, producing a realized investment loss of $1.6 million which was offset by a $1.6 million realized gain on the sale of the hedged assets. The purpose of these actions was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates.


YEAR 2000 ISSUES

     In 1996 the Company completed the planning phase of a project to modify its computer information systems enabling proper processing of date data relating to the year 2000 and beyond. The Company is now in the process of executing its plan and expects all systems to be compliant by the end of 1998. The total cost of the project is estimated to be between $6.7 million and $8.3 million. The Company is expensing all costs associated with these system changes.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at September 30, 1997, and for the three month and nine month periods then ended have been reviewed, prior to filing, by Ernst and Young, LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 15   Letter re: unaudited interim financial information

         Exhibit 27   Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K:  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.
                                 (Registrant)



Date:  November 10, 1997          /s/ J. Harold Chandler
                                 __________________________________
                                 J. Harold Chandler
                                 Chairman, President and
                                  Chief Executive Officer



Date:  November 10, 1997         /s/ Thomas R. Watjen
                                 __________________________________
                                 Thomas R. Watjen
                                 Vice Chairman and
                                  Chief Financial Officer

                               INDEX OF EXHIBITS



              EXHIBIT                                          PAGE


Exhibit 15   Letter re: unaudited interim financial information  41

Exhibit 27   Financial Data Schedule (for SEC use only)          42