Form 10-K
period 1997-12-31
PROVIDENT COMPANIES INC /DE/
filed 1998-03-31
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-11834

                           PROVIDENT COMPANIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                             62-1598430
 ---------------------------------                         ------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

         1 FOUNTAIN SQUARE
         CHATTANOOGA, TENNESSEE                                  37402
-------------------------------------                        --------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (423) 755-1011
                                                             --------------
Securities registered pursuant to
Section 12(b) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                               (Title of Class)

      8.10% CUMULATIVE PREFERRED STOCK, LIQUIDATION VALUE $150 PER SHARE
      -------------------------------------------------------------------
                               (Title of Class)

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

As of March 9, 1998, there were 135,250,678 shares of the registrant's Common Stock, and -0- shares of the registrant's 8.10% Cumulative Preferred Stock outstanding. The aggregate market value of the shares of Common Stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $2,414,224,610.

Selected material from the Annual Report to Stockholders for the year ended December 31, 1997 and Proxy Statement for the Annual Meeting of Stockholders scheduled for May 6, 1998, have been incorporated by reference into Parts I, II, and III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                       Total of sequentially numbered pages  132
                                 Index of Exhibits on sequential page number  46

                                    PART 1


                          FORWARD LOOKING STATEMENTS


This Form 10-K and the information incorporated by reference herein contains and incorporates by reference certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to results of operations and businesses of the Company. These forward looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital reserves, and other financial viability requirements; (iii) failure to develop multiple distribution channels in order to obtain new customers or failure to retain existing customers; (iv) inability to carry out product design, marketing and sales plans, including, among others, planned changes to existing products (which may result in reduced market acceptance of the revised products) or planned strategies to penetrate new market segments; (v) loss of key executives; (vi) changes in interest rates causing a reduction of investment income; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends; (ix) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates used in calculating reserve amounts;
(x) failure to continue improvement of the Company's disability insurance claims management process; and (xi) with respect to cost savings that may be realized from, and costs associated with, the acquisition of The Paul Revere Corporation ("Paul Revere")(the "Paul Revere Merger"), the following possibilities: (a) the expected cost savings (through the implementation of a restructuring program that includes combining certain functions of the Company and Paul Revere, restructuring the field organizations of both companies to eliminate redundant facilities and better serve the combined company's customers, and reducing staff) are less than anticipated or cannot be fully realized because elements of the restructuring program are not implemented or because of unanticipated offsetting costs; and (b) costs or difficulties related to the integration of the businesses of the Company and Paul Revere are greater than expected. See "Risk Factors" herein.

ITEM 1.   BUSINESS

GENERAL

  Provident Companies, Inc. (the "Company") is a Delaware business corporation. The Company is the parent holding company for a group of insurance companies that collectively operate in all 50 states, the District of Columbia, Puerto Rico, and Canada. The Company's two principal operating subsidiaries are Provident Life and Accident Insurance Company ("Accident") and The Paul Revere Life Insurance Company ("Paul Revere Life"). The Company, through its subsidiaries, is the largest provider of individual disability insurance and the second largest overall disability insurer in North America on the basis of in-force premiums. It also provides a complementary portfolio of life insurance products, including life insurance, employer- and employee-paid group benefits, and related services.

  Since 1994, the Company has completed a comprehensive corporate repositioning that has prepared it to support growth and increase stockholder value. A new management team headed by J. Harold Chandler, who joined the Company in November 1993, initiated a strategic review of the business. As a result of its review, management refocused the Company's strategy to (i) serve the individual and employee benefits insurance markets, (ii) leverage the Company's disability insurance expertise, (iii) utilize multiple distribution channels to reach broader market segments, and (iv) more closely align the interests of the Company's employees with those of its stockholders.

  The Company has successfully undertaken a number of major initiatives in pursuing this strategy. Specifically, the Company (i) sold its group medical business for $231.0 million in cash and stock, (ii) began winding down its guaranteed investment contracts ("GIC") business which carried high capital requirements, (iii) reduced the annual dividend on the Common Stock from $0.52 to $0.40 per share on a split-adjusted basis to preserve capital to fund future growth, (iv) simplified the corporate legal structure and eliminated a dual class of common stock that had special voting rights in order to present a more conventional corporate structure profile to the investing market, (v) sold in six transactions $1,459.6 million in commercial mortgage loans as part of repositioning its investment portfolio, (vi) restructured its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers, (vii) strengthened its claims management procedures in the disability income insurance business, on which the Company took a $423.0 million pre-tax charge in the third quarter of 1993 to strengthen reserves on a portion of that block of business, and (viii) began restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

  The acquisitions of Paul Revere and GENEX Services, Inc. ("Genex") in early 1997 and the disposition of certain non-core lines of business are recent accomplishments under the Company's strategic plan. These actions strengthen the Company's disability insurance capabilities and enable the Company to offer a comprehensive and well-focused portfolio of products and services to its customers. Paul Revere is a specialist in disability insurance, with $972.8 million of disability premium income (86 percent of its total premium income) in 1996. From 1989 through 1996 it was the largest provider of individual disability insurance in the United States and Canada on the basis of in-force premiums. By combining Paul Revere's operations with those of the Company, the Company has begun to realize significant operating efficiencies, including leveraging both companies' knowledge of disability risks, specialized claims and underwriting skills, and sales expertise. The Company also has begun to realize cost savings as a result of combining the corporate, administrative, and financial operations of the two companies.

  Genex provides the Company with specialized skills in disability case management and vocational rehabilitation that advance the Company's goal of providing products that enable disabled policyholders to return to work. Genex provides a full range of disability management services, including worksite injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. It employs 1,300 people, including 1,100 medical and vocational rehabilitation experts, in 120 offices in the United States and Canada. In addition to its historical focus on the worker's compensation market, Genex and the Company are now working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. The Company also expects Genex to play an increasingly significant role in helping the Company to manage its own exposure to individual and group disability claims.

  As it has acquired operations that complement its core business, the Company has also continued to exit non-core lines. On June 30, 1997, the Company announced that it had agreed to transfer its dental business to Ameritas Life Insurance Corp. ("Ameritas"). The dental block, which was acquired in the Paul Revere Merger, produced $48.3 million in premium income in 1996 and $39.2 million in 1997. The full transition of the dental business to Ameritas was completed in November 1997.

  On December 8, 1997, the Company entered into a definitive agreement to sell Provident's in-force individual and tax-sheltered annuity business to various affiliates of American General Corporation ("American General"). The in-force business being sold consists primarily of individual fixed annuities and tax-sheltered annuities in Accident, Provident National Assurance Company ("National"), Paul Revere Life, The Paul Revere Protective Life Insurance Company ("Paul Revere Protective") and The Paul Revere Variable

Annuity Insurance Company ("Paul Revere Variable"). American General is also acquiring a number of miscellaneous group pension lines of business sold in the 1970's and 1980's which are no longer actively marketed. In addition, pursuant to an administrative services agreement, American General will be providing administrative services to registered separate accounts of Paul Revere Variable and National. The Company and American General have agreed to request that contract holders of contracts issued under the separate accounts exchange the separate account contracts for contracts to be issued by a subsidiary of American General. The sale does not include the Company's block of traditional GICs or group single premium annuities, which will continue in a run-off mode until such time as these blocks are completely discontinued. In consideration for the transfer of the annuity reserves, American General is paying the Company a ceding commission of approximately $58.0 million. The annuities being sold to American General represent approximately $2.4 billion of statutory reserves. The transaction, which is subject to requisite regulatory approvals and certain other conditions, is expected to close in the second quarter of 1998.


BUSINESS STRATEGIES

  The Company's objective is to grow its business and improve its profitability by continuing to follow the strategies set forth below.

  Serve the Individual and Employee Benefits Markets. The Company believes
  --------------------------------------------------
that the broad individual and employee benefits insurance markets are attractive for a company with its specialty focus on disability insurance. First, the Company believes disability insurers have not traditionally served the broad market's potential demand for protection against loss of income due to disability, as evidenced by the industry's size. The total in-force premium from disability products is approximately $9 billion, compared to $50 billion for annuities and $97 billion for life insurance. The Company believes that if it is responsive to the needs of its markets, there is opportunity for growth in the disability industry.

  Second, individual disability insurance has traditionally been sold primarily in the medical and physician markets, where market penetration has been significant. The Company believes that expanding its marketing to other market segments offers greater opportunities for growth. The penetration of the attorney, executive, and professional markets, for example, is far less than that of the medical and physician markets. The market of middle managers and front-line workers has not been significantly developed by individual disability insurers. Each of these markets is significantly larger than the medical and physician market. The Company's strategy is to design products and services that meet the needs of these underpenetrated market segments, offering them both individual disability insurance and related life insurance, as well as other products.

  Third, the Company believes that the markets for group disability insurance are also underpenetrated. The Company is focused on creating customized solutions for employee benefits customers that include group disability insurance and related employee- and employer-paid benefits as well as disability management services. The employee benefits market is undergoing a change as employers seek to simplify coverages, control costs, and improve efficiency. The Company has positioned itself to package its products and services to meet this growing demand for managed disability programs and 24-hour coverage.

  The Company encourages its sales representatives and producers to respond to the needs of customers by cross-selling complementary products to each account. In the past several years, for example, the Company has made ease of meeting customers' needs the priority for its information systems investments. The Company can now offer combined proposals that include pre-approved life insurance with individual disability policies and bill a range of voluntary product offerings through a single payroll deduction entry on an employee's paycheck. The Company has also recently introduced new employee and producer compensation plans that reward the sale of several of the Company's products rather than single product sales, including grants of stock options to selected producers and a new multi-line producer compensation plan designed to leverage a producer's production and overall compensation.

  Leverage Disability Insurance Expertise and Risk Management Skills. In
  ------------------------------------------------------------------
serving its markets, the Company leads with its disability insurance expertise. The Company is the largest provider of individual disability insurance with $1.4 billion of premium income in 1997 (pro forma for the Paul Revere Merger), and the second largest overall disability insurer in North America, on the basis of in-force premiums, with an additional $302.6 million of group disability insurance premium (pro forma). The skills required for disability risk management are more highly specialized than those used in managing the risk of other life insurance products. The Company believes that its risk management skills represent a competitive advantage in the disability businesses. The Company has made a number of recent improvements to its capabilities. In the claims management area, for example, the Company has shifted from a geographic distribution of workflow to an organization focused on impairments (psychiatric, orthopedic, cardiac, and general medical) in order to provide claimants with more specialized attention. The addition of Genex's case management and vocational rehabilitation expertise has enabled the Company to further refine its efforts to assist disabled claimants to return to gainful employment.

  Utilize Multiple Distribution Channels to Reach Different Market Segments.
  -------------------------------------------------------------------------
The Company's experience is that different distribution channels reach different market segments. Therefore, its strategy is to distribute its products through a number of channels in order to reach the broad individual and employee benefits markets. The Company distributes its individual products primarily through independent insurance brokers and agents, corporate marketing agreements with other insurance companies, associations, and financial institutions. It distributes employee benefits products primarily through brokers, benefits consultants, and a direct sales force that calls on large corporations. All products and distribution channels are supported through a network of 70 integrated sales and service offices in the United States, nine offices in Canada, and non-field sales organizations located in Chattanooga, Tennessee, Worcester, Massachusetts and Burlington, Ontario.

  The Company believes there are substantial opportunities to increase sales by improving the productivity of each of these distribution channels and opening new distribution channels for its products. For example, the National Accounts distribution system, which involves the sales of the Company's products by agents of other insurance companies, generates sales from a small percentage of the agents of the National Account companies. A major focus for 1998 is increasing the penetration of these National Account relationships.

  Align the Interests of the Company's Employees and Producers With Those of its
  ------------------------------------------------------------------------------
Stockholders. The Company's strategic plan is supported by the goal of raising
------------
employee stock ownership in the Company. Beginning in 1994, the Company shifted its long-term cash compensation program for executives to a stock-based plan, introduced ownership requirements of several times salary for executive management, and instituted stock option and share grant plans for executive and middle management. The Company continued to introduce new programs to encourage ownership in 1995, establishing an employee stock purchase plan open to all employees, introducing stock-based incentive awards, and expanding the option program to field sales employees. Most recently, the Company has created a stock-based plan for executives' short-term compensation and has expanded its option plans to producers who meet certain sales and profitability goals. These programs are intended to more closely align the interests of employees, producers, and stockholders.

  Prior to the implementation of these programs in 1994, there was little employee ownership of Common Stock. The Company had 1,128,434 outstanding options for shares of Common Stock on a split-adjusted basis as of December 31, 1993. As of December 31, 1997, employees owned more than 550,000 shares of Common Stock through the employee stock purchase and 401(k) plans, and the Company had 6,938,108 outstanding options for shares of Common Stock. Approximately 50 percent of Provident's employees participate in one or more of these stock ownership programs.


REPORTING SEGMENTS

  The Company is organized around its customers, with reporting segments that reflect its major market segments: Individual Life and Disability and Employee Benefits. The Other Operations segment includes products that the Company no longer actively markets. The Company's Individual Life and Disability reporting segment includes individual disability insurance and individual life insurance. The Employee Benefits segment includes group long- and short-term disability insurance, group life insurance, accident and sickness and accidental death and dismemberment coverages, and voluntary benefits (employer-sponsored individual products sold at the worksite through payroll deduction). For 1997, the Employee Benefits segment also includes the results of Genex. The Company's Other Operations segment includes the results from products the Company no longer actively markets, including GICS, group single premium annuities, corporate-owned life insurance ("COLI"), the group medical business sold in 1995, the Paul Revere dental insurance business, individual annuities, and medical stop-loss insurance.

  Individual Life and Disability. The Individual Life and Disability segment
  ------------------------------
includes the results of disability and life products sold to policyholders on an individual basis. Individual disability comprises the majority of the segment, with $1,207.7 million of premium income in 1997 and $1,413.4 million of premium income on a pro forma basis. Individual life insurance products generated $78.9 million of premium income in 1997 and $86.9 million of premium income on a pro forma basis.

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

  Premium rates for these products are varied by age, sex, and occupation based on assumptions concerning morbidity, persistency, policy related expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company's underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

  Almost all of the Company's in-force individual disability income insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business of Accident and Provident Life and Casualty Insurance Company (collectively "Provident") is largely dependent upon achieving the morbidity and interest rate assumptions set in the 1993 loss recognition study with respect to the business written in 1993 and prior and those set in the pricing of business written after 1993. The profitability of the Paul Revere business will be largely dependent on meeting the assumptions included in the purchase accounting adjustments recorded in connection with the Paul Revere Merger. As of December 31, 1997, reserves were adequate for Provident and for Paul Revere. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 to 29 of the Annual Report to Stockholders for the year ended December 31, 1997, incorporated herein by reference.

  In November 1994, the Company announced its intention to discontinue selling individual noncancelable contracts with long-term own-occupation provisions (other than conversion policies available under existing contractual arrangements), lifetime benefits, and high maximum issue and participation limits that were identified as the cause of the 1993 loss recognition. The Company is phasing out the sale of these traditional noncancelable, long-term own-occupation contracts over a reasonable period of time during which such products are being modified and repriced and is focusing on replacing them with a noncancelable loss of earnings ("LE") contract.

  In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the LE policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual disability income product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

  The Company's life insurance offerings include term, universal life, and interest-sensitive life insurance products. Universal life products provide permanent life insurance with adjustable interest rates applied to the cash value and are designed to achieve specific policyholder objectives such as higher accumulation values and/or flexibility with respect to amount of coverage and premium payments. The principal difference between fixed premium and universal life insurance policies centers around policy provisions affecting the amount and timing of premium payments. Under universal life policies, policyholders may vary the frequency and size of their premium payments, and policy benefits may fluctuate accordingly. Premium payments under the fixed premium policies are not variable by the policyholder and, as a result, generally reflect lower administrative costs than universal life products for which extensive monitoring of premium payments and policy benefits is required.

  The largest number of ordinary life policies sold in 1996 and 1997 were ten-year level-term policies. These products have level premiums for an initial ten-year period after which the policyholder may resubmit to the underwriting process and possibly qualify for a new ten year period at the attained age premiums; otherwise, premiums revert to a yearly renewable term premium which increases annually. When measured by annualized premiums, universal life with the flexibility and features described above was the largest product category sold by Provident in this segment in recent years. Paul Revere's largest product category is interest-sensitive whole life insurance.

  Premium rates for the Company's life insurance products are based on assumptions as to future mortality, investment yields, expenses, and lapses. Although a margin for profit is included in setting premium rates, the actual profitability of products is significantly affected by the variation of actual experience from assumed experience. Profitability of fixed premium products is also dependent upon investment income on reserves. The profitability of interest-sensitive products is determined primarily by the ultimate underwriting experience and the ability to maintain anticipated investment spreads. The Company believes that the historical claims experience for these products has been satisfactory.

  From the Company's viewpoint, the risks involved with interest-sensitive products include actual versus assumed mortality, achieving investment returns that at least equal the current declared rate, competitive position of declared rates on the policies, meeting the contractually guaranteed minimum crediting rate, and recovery of policy acquisition costs. From the policyholder's perspective, the risk involved with interest-sensitive products is whether or not the declared rates on the policy will compare favorably with the returns available elsewhere in the marketplace.

  Employee Benefits. The Employee Benefits segment includes the results of
  -----------------
group products sold to employers for the benefit of employees and individual products sold to groups of employees through payroll deduction at the worksite ("voluntary benefits products"). The Company's Employee Benefits product offerings include disability, permanent and term life insurance, accident and sickness, accidental death and dismemberment, and cancer products. Group life comprises the majority of the segment, with $265.8 million of premium income in 1997 ($281.3 million of premium income on a pro forma basis). Group disability generated $249.1 million of premium income in 1997 ($302.6 million of premium income on a pro forma basis). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 31 of the Annual Report to Stockholders for the year ended December 31, 1997, incorporated herein by reference.

  Group long-term disability insurance provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Premiums for this product are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases, however, carry experience rating provisions. Premiums for experience rated group disability business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. A few accounts are handled on an administrative services only basis with responsibility for funding claim payments remaining with the customer.

  Profitability of group disability insurance is affected by deviations of actual claims experience from expected claims experience and the ability of the Company to control its administrative expenses. Morbidity is an important factor in disability claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated disability coverage for large groups has narrower profit margins and represents less risk to the Company than business of this type sold to small employers. This is because the Company must bear all of the risk of adverse claims experience in small case coverages while larger employers often bear much of this risk themselves. For disability coverages, case management and rehabilitation activities with regard to claims, along with appropriate pricing and expense control, are important factors contributing to profitability.

  Group life insurance consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages. Profitability in group life is affected by deviations of actual claims experience from expected claims experience and the ability of the Company to control administrative expenses. The Company also markets several group benefits products and services including accident and sickness indemnity, accidental death and dismemberment policies, and life and health benefits packages for affinity groups.

  Voluntary benefits products are offered through employer-sponsored payroll deduction programs. Provident's in-force business in 1997 consisted primarily of universal life and interest-sensitive life products as well as health products, principally intermediate disability income policies. Profitability in voluntary benefits is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, and the ability of the Company to control administrative expenses.

  Other Operations. The Other Operations segment includes the results of GICs,
  ----------------
group SPAs, a closed block of COLI, the medical services business sold in 1995, individual annuities, Paul Revere's dental insurance business, medical stop-loss insurance, and any capital and assets that are not allocated to the principal business segments. See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 31 to 33 of the Annual Report to Stockholders for the year ended December 31 1997, incorporated herein by reference.

  GIC products include traditional GICs, separate account GICs, and synthetic GICs, in which the assets underlying the contract continue to be owned and retained by the trustee of the contract holder instead of the Company. In the first quarter of 1997, the Company announced that the synthetic GIC business was being sold through an assumptive reinsurance transaction. The sale, which was subject to the approval of the contract holders and respective state regulators, was completed in January 1998.

  Traditional GICs have comprised a major portion of this segment's products sold since 1982. Under traditional GICs, the Company guarantees the principal and interest to the contract holder for a specified period, generally three to five years. The Company marketed GICs for use in corporate tax-qualified retirement plans and derives profits from GICs on the spread between the amount of interest earned on invested funds and the fixed rate guaranteed in the GIC. Separate account GICs, which were introduced in 1992, differ from traditional GICs in that the assets underlying the contract are segregated from the general account of Provident and held solely for the benefit of the specific contract involved. In December 1994, Provident discontinued the sale of traditional GICs, but continues to service its block of existing business. Sales of separate account GICs were discontinued in 1996, and none remained at December 31, 1997. See ''--Reserves.'' Group SPAs are used as funding vehicles primarily when defined benefit pension plans are terminated. The Company also offers annuities as an employer-sponsored option for retirees receiving their distributions from 401(k) plans. Pursuant to a group SPA contract, the Company receives a one-time premium payment and in turn agrees to pay a fixed monthly retirement benefit to specified employees. Sales of group SPAs were discontinued in 1996. Traditional GICs accounted for $1,603.6 million and group SPAs accounted for $1,199.1 million of accumulated funds under management at December 31, 1997.

  The Company believes that there are three primary sources of risk associated with traditional GICs and group SPAs. Underwriting risk represents the risk that a GIC has been priced properly to reflect the risk of withdrawal and for group SPAs, that the mortality rates and the ages and frequency at which annuitants will retire have been accurately projected. Asset/liability risk represents the risk that the investments purchased to back the GIC or group SPA will adequately match the future cash flows. Investment risk represents the risk that the underlying investments backing the GICs and group SPAs will perform according to the expectations of the Company at the time of purchase.

  COLI is a tax-leveraged policy sold from 1983 to 1990, with most of the block having been sold before June 21, 1986. Beginning in 1986, Congress began to enact tax legislation that significantly reduced the ability of policyholders to deduct policy loan interest on these products which detracted from the internal rate of return which theretofore had been available. In 1988, Congress went further by enacting legislation that had adverse tax consequences for distributions/policy loans from modified endowment contracts.

Under this legislation, new sales of the majority of Provident's COLI products would have been subject to adverse tax treatment as modified endowment contracts due to their high premium level. As a consequence, many of these products were withdrawn, and revised products which would not be considered modified endowment contracts were introduced. Policies issued prior to June 21, 1986, however, were grandfathered from the modified endowment provisions. In 1996, Congress enacted tax legislation which generally eliminates tax deductions for policy loan interest on COLI products issued on or after June 21, 1986.

  Medical stop-loss insurance is provided to protect the insured against significant adverse claims experience with respect to group medical coverage. Under a variety of stop-loss arrangements, the Company charges a premium in exchange for an obligation that it will absorb (or reimburse the employer or plan for) claims in excess of a stated amount on an aggregate or individual basis. Profitability in medical stop-loss arrangements depends upon the ability of the Company to accurately predict actual claim trends relative to expected trends, predict rates of medical cost inflation, and analyze the claim practices of the underlying plan.

  The individual annuities block of business is to be sold to American General under a reinsurance agreement signed on December 8, 1997, and the sale is expected to close in the second quarter of 1998.

REINSURANCE

  The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The maximum amount of risk retained by the Company and not reinsured is $1 million on any individual life insured and $500,000 on individual accidental death insurance. The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue. The Company also reinsures against catastrophic losses in the Employee Benefits segment. Since the ceding of reinsurance by the Company does not discharge its primary liability to the policyholder, the Company has control procedures with regard to reinsurance ceded. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Co., determination of states in which the reinsurer is licensed to do business, on-site visits before entering a contract to assess the operations and management of the reinsurer, consideration of the need for collateral, such as letters of credit, and audits of the Company's reinsurance activities by its Internal Audit staff. The Company also assumes reinsurance from other insurers.

RESERVES

  The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation. The reserves reported in the Company's financial statements incorporated herein by reference are calculated based on generally accepted accounting principles ("GAAP") and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the actual business than those required for statutory accounting purposes and from differences in actuarial reserving methods.

  The consolidated statements of income include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and annuity benefit payments.

  In addition to reserves for future policy and contract benefits, the Company maintains a balance sheet liability for policyholders' funds. Policyholders' funds, as shown on the Company's consolidated statements of financial condition as of December 31, 1997, were $4,194.9 million. Of this amount, $1,603.6 million reflected the Company's outstanding GICs, the maturity of which is as follows (in millions):

      1 year or less............................................ $  830.8
      Over 1 year but less than 2 years.........................    572.5
      Over 2 years but less than 3 years........................    167.9
      Over 3 years..............................................     32.4
                                                                 --------
         Total.................................................. $1,603.6
                                                                 ========

  In the third quarter of 1996, Paul Revere recorded a reserve strengthening of $380.0 million before income taxes. The reserve strengthening recorded was prompted by the results of a comprehensive study of the adequacy of its individual disability reserves under GAAP completed in October 1996. In connection with such reserve study, Paul Revere received an actuarial report from an independent actuarial firm, which report concluded that the net individual disability reserves of $2.2 billion reported by Paul Revere at September 30, 1996, which reflected the $380.0 million reserve strengthening adjustment, were adequate on a GAAP basis, based on the assumptions reflected therein.

  Subsequently, Paul Revere completed, in cooperation with the Division of Insurance of the Commonwealth of Massachusetts (the Massachusetts Division of Insurance"), a comprehensive study of the adequacy of its statutory individual disability reserves, as a result of which Paul Revere's statutory reserves were increased by $144.0 million before income taxes. Pursuant to an agreement with the Company, dated as of April 29, 1996, Textron Inc. ("Textron"), then the largest shareholder of Paul Revere, contributed to Paul Revere $121.0 million, representing the amount of required statutory reserve increases, net of tax benefits.

  See "Risk Factors--Reserves".


COMPETITION

  There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 1997, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. The Company's principal competitors in the employee benefits market include the largest insurance companies in the United States, many of which have substantially greater financial resources and larger staffs than the Company. In addition, in the individual life market, the Company competes with banks, investment advisers, mutual funds, and other financial entities for investment of savings and retirement funds in general. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products.

  All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. The Company competes with other companies in attracting and retaining independent agents and brokers to actively market its products. The principal competitive factors affecting the Company's business are price and quality of service.


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

  These supervisory and administrative powers relate chiefly to the granting and revocation of the licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements, and the form and content of required financial statements. As to the type and amounts of its investments, the Company's insurance subsidiaries must meet the standards and tests promulgated by the insurance laws and regulations of Tennessee, Massachusetts, New York, Delaware, and certain other states in which they conduct business.

  The Company and its insurance subsidiaries are required to file various, usually quarterly and/or annual, financial statements and are subject to periodic and intermittent review with respect to their financial condition and other matters by the various departments having jurisdiction in the states in which they do business. The last such examination of the Provident insurance subsidiaries was completed on April 30, 1997, and covered operations for the five-year period ending December 31, 1995. The final report was issued in the second quarter of 1997 and no objections were raised by the reviewing authorities as a result of that examination. The field work related to the last financial examination of Paul Revere Life and Paul Revere Variable was completed on March 27, 1997, and covered the operations for the four-year period ending December 31, 1994. As a result of the examination, statutory reserves were increased by $35.0 million, which adjustment was reflected in the statutory financial statements of Paul Revere Life as of December 31, 1995. The scope of the examination was extended to include a review of the individual disability income reserves as of September 30, 1996. As a result of that review, which was completed on February 5, 1997, Paul Revere Life was required to increase its statutory reserves by $144.0 million on a pre-tax basis or $121.0 million on an after-tax basis. As a result of the reserve strengthening required, the former parent of Paul Revere Life made additional capital contributions totaling $121.0 million: $83.5 million was contributed in December 1996 and the balance of $37.5 million was contributed on February 5, 1997. Paul Revere Protective is currently undergoing a financial examination for the three-year period ending December 31, 1996. As of March 1, 1998, no issues or objections had been raised.

  The laws of the states of Tennessee, Massachusetts, New York, and Delaware require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Tennessee, Massachusetts, New York, and Delaware. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33 of the Annual Report to Stockholders for the year ended December 31, 1997, incorporated herein by reference.

  The National Association of Insurance Commissioners ("NAIC") and insurance regulators are re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws, and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus notes, accounting for reinsurance transactions, and the adoption of risk-based capital rules. The NAIC is currently in the process of recodifying statutory accounting practices, the result of which is expected to standardize prescribed statutory accounting practices. Accordingly, this project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements.


RISK FACTORS
------------
  Any one or more of the following factors may cause the Company's actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.


RESERVES

  The Company maintains reserves for future policy benefits and unpaid claims expenses which include policy reserves and claim reserves established for its individual disability insurance, group insurance, and individual life insurance products. Policy reserves represent the portion of premiums received which are reserved to provide for future claims. Claim reserves are established for future payments not yet due on claims already incurred, primarily relating to individual disability and group disability insurance products. Reserves, whether calculated under GAAP or statutory accounting practices, do not represent an exact calculation of future benefit liabilities but are instead estimates made by the Company using actuarial and statistical procedures. There can be no assurance that any such reserves would be sufficient to fund future liabilities of the Company in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors), persistency, mortality, and interest rates used in calculating the reserve amounts.


CAPITAL ADEQUACY

  The capacity for an insurance company's growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by the private rating agencies.

  Effective in 1993, the NAIC adopted a risk-based capital ("RBC") formula, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuation, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

  Based on computations made by the Company in accordance with the prescribed life and health RBC formula, each of the Company's life insurance subsidiaries exceeded the minimum capital requirements at December 31, 1997.

  During 1995 and 1996, the Massachusetts Division of Insurance conducted a quadrennial examination of Paul Revere Life and Paul Revere Variable for the period ended December 31, 1994. In connection with this examination, as well as in consideration of a comprehensive study undertaken by Paul Revere in 1995 and early 1996 of its statutory reserves, Paul Revere Life and Paul Revere Protective strengthened their individual disability statutory reserves by a combined total of $35.0 million and reflected this strengthening in the annual statutory financial statements for the year ended December 31, 1995.

  During the third quarter of 1996, Paul Revere initiated a comprehensive study of the adequacy of its individual disability reserves under GAAP and under statutory accounting principles to consider experience through September 30, 1996. The results of such study prompted Paul Revere to strengthen its GAAP individual disability reserves by $380.0 million before taxes in the quarter ended September 30, 1996. The Massachusetts Division of Insurance subsequently updated its examination of Paul Revere's statutory reserves to review the results of Paul Revere's statutory reserve study, with the result that Paul Revere's statutory reserves were strengthened by $144.0 million before income taxes. In connection with the Paul Revere Merger, Textron, the principal stockholder of Paul Revere, contributed $121.0 million, representing the amount of the statutory reserve increases, net of tax benefits, as additional capital to Paul Revere prior to the effective time of the Paul Revere Merger.

DISABILITY INSURANCE

  Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, work ethics, motivation, stability, and mores can significantly affect the demand for and underwriting results from disability products. Economic conditions affect not only the market for disability products, but also significantly affect the claims rates and length of claims. The climate and the nature of competition in disability insurance have also been markedly affected by the growth of Social Security, worker's compensation, and other governmental programs in the workplace. The nature of that portion of the Company's outstanding insurance business that consists of noncancelable disability policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on business in-force on account of changes resulting from such factors. Disability insurance products are important products for the Company. To the extent that disability products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.


INDUSTRY FACTORS

  All of the Company's businesses are highly regulated and competitive. The Company's profitability is affected by a number of factors, including rate competition, frequency and severity of claims, lapse rates, government regulation, interest rates, and general business considerations. There are many insurance companies which actively compete with the Company in its lines of business, some of which are larger and have greater financial resources than the Company, and there is no assurance that the Company will be able to compete effectively against such companies in the future.

  In recent years, some U.S. life insurance companies have faced claims, including class-action lawsuits, alleging various improper sales practices in the sales of certain types of life insurance products. These claims often relate to the selling of whole life and universal life policies that accumulate cash values which may be utilized to fund the cost of the insurance in later years of the policy. Due to subsequent reductions in dividends or interest credited or due to other factors, the cash values have not accumulated sufficiently to cover costs of insurance, resulting in the need for ongoing premium payments. Although never a principal product line for the Company or Paul Revere, both companies have sold a modest amount of interest sensitive whole life and universal life policies. Paul Revere Variable has been named as a defendant in a lawsuit filed in New Jersey state court related to the sale of certain universal life policies. The plaintiff in such lawsuit seeks to represent a national class of Paul Revere Variable policyholders. This case is in an early stage and has not been certified as a class action. In addition, Accident is a defendant in two lawsuits filed by individuals related to the sale of certain life insurance policies. The Company intends to defend all of the foregoing cases vigorously. There can be no assurance that any future claims relating to sales of such policies will not have a material adverse effect on the Company.

EFFECT OF THE PAUL REVERE MERGER; INTEGRATION OF OPERATIONS

  The success of the Paul Revere Merger will be determined by various factors, including the financial performance of the combined company's operations and management's ability to realize expected cost savings through combining certain functions of both the Company and Paul Revere and restructuring the field organizations of both companies. The integration of the operations of Paul Revere and the Company may be negatively affected if, among other things, the proposed changes are not made, customers do not react positively to some of the planned changes intended to increase service or integrate the businesses of the two companies, unanticipated offsetting costs are incurred, or costs or difficulties related to the integration of the businesses of the Company and Paul Revere are greater than expected. There can be no assurance that the anticipated benefits of the Paul Revere Merger will be realized or that the Paul Revere Merger will not adversely affect the future operating results of the Company.

SELECTED DATA OF SEGMENTS

  The following table reflects for the indicated years selected financial data for the Company's segments.

                                                    1997      1996      1995
YEAR ENDED DECEMBER 31                            --------- --------- ---------
                                                    (IN MILLIONS OF DOLLARS)
                                                               RECLASSIFIED
                                                            -------------------
REVENUE (EXCLUDING NET REALIZED INVESTMENT GAINS
 AND LOSSES)
Individual Life and Disability..................  $ 1,902.3 $ 1,025.0 $   999.1
Employee Benefits...............................      883.7     555.5     520.3
Other Operations................................      752.1     720.0   1,067.6
                                                  --------- --------- ---------
   Total........................................  $ 3,538.1 $ 2,300.5 $ 2,587.0
                                                  ========= ========= =========
INCOME BEFORE NET REALIZED INVESTMENT GAINS AND
 LOSSES AND FEDERAL INCOME TAXES
Individual Life and Disability..................  $   232.3 $   115.4 $    34.0
Employee Benefits...............................       63.3      46.1      32.2
Other Operations................................       69.6      73.3     141.5
                                                  --------- --------- ---------
   Total........................................  $   365.2 $   234.8 $   207.7
                                                  ========= ========= =========
REVENUE (INCLUDING NET REALIZED INVESTMENT GAINS
 AND LOSSES)
Individual Life and Disability..................  $ 1,910.2 $ 1,033.0 $ 1,003.2
Employee Benefits...............................      887.3     555.5     524.2
Other Operations................................      755.7     703.4   1,027.9
                                                  --------- --------- ---------
   Total........................................  $ 3,553.2 $ 2,291.9 $ 2,555.3
                                                  ========= ========= =========
INCOME BEFORE FEDERAL INCOME TAXES
Individual Life and Disability..................  $   240.2 $   123.4 $    38.1
Employee Benefits...............................       66.9      46.1      36.1
Other Operations................................       73.2      56.7     101.8
                                                  --------- --------- ---------
   Total........................................  $   380.3 $   226.2 $   176.0
                                                  ========= ========= =========
ASSETS
Individual Life and Disability..................  $11,051.1 $ 5,735.0 $ 5,443.9
Employee Benefits...............................    2,145.2   1,490.0   1,407.8
Other Operations................................    9,981.3   7,767.5   9,449.6
                                                  --------- --------- ---------
   Total........................................  $23,177.6 $14,992.5 $16,301.3
                                                  ========= ========= =========

  Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income. Assets have been allocated to the segments based upon identifiable liabilities and allocated stockholders' equity. Segment information for 1996 and 1995 has been reclassified to conform to current year reporting. The reclassification, which reflects the Company's current marketing and operational structure, did not change total Revenue, total Income Before Federal Income Taxes, or total Assets.

  Additional information regarding the operations of these segments may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-35 of the Annual Report to Stockholders for the year ended December 31, 1997, incorporated herein by reference.

EMPLOYEES

    At March 1, 1998, the Company had approximately 4,039 full-time employees (excluding Genex), including approximately 1,819 at its headquarters in Chattanooga, Tennessee, and Genex had approximately 1,308 full time employees, including approximately 173 in its home office in Wayne, Pennsylvania.


ITEM 2. PROPERTIES

  The Company's home office property consists of two connected office buildings totaling 840,000 square feet at 1 Fountain Square, Chattanooga, Tennessee. The office buildings and substantially all of the surrounding 25 acres of land, used primarily as parking lots, are owned by the Company in fee. With the acquisition of Paul Revere in 1997, the Company also has a large operations center and owns facilities in Worcester, Massachusetts comprised of two connected buildings totaling 438,000 gross square feet of office space and approximately 5.6 acres of land, used primarily as parking. In addition, approximately 72,000 square feet of space is leased in three buildings located in the Worcester area and 15,000 square feet of office space is leased in Springfield, Massachusetts. Total rents are approximately $1.5 million annually.

  The Company also leases other office space and minor storage space at approximately 65 locations in 33 states in the United States and 14 locations in 7 Canadian provinces for its sales and service force. The Company's real property lease payments for 1997 were approximately $9.7 million (net of rents received on subleased property).

  Management of the Company believes that the Company's properties and the properties which it leases are in good condition and are suitable and adequate for the Company's current business operations.


ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of its business operations, the Company is involved in routine litigation with policyholders, beneficiaries, and others, and a number of such lawsuits were pending as of the date of this filing. In the opinion of management, the ultimate liability, if any, under these suits would not have a material adverse effect on the consolidated financial condition or the consolidated results of operations of the Company.

  An appeal of the decision of the Massachusetts Commissioner of Insurance approving the acquisition of control of the Paul Revere insurance subsidiaries domiciled in Massachusetts by the Company was filed by George E. Ginther and Niagara Financial Services, Inc. (the ''Petitioners''). Mr. Ginther appeared and testified at the hearing held in connection with such acquisition of control prior to the approval on March 24, 1997 by the Massachusetts Commissioner of Insurance. The appeal alleged that the findings in the decision were unsubstantiated by the evidence and that the statutory criteria for approval of the merger were not met. The appeal requested a trial de novo before a state court to determine if the merger meets the statutory criteria under Massachusetts law and requested that the application of the order approving the merger be stayed and that the merger be ultimately disapproved or conditionally approved. The Company filed a motion to dismiss, and the Massachusetts lower court dismissed the appeal based upon the Petitioners' lack of standing. The Petitioners have appealed to the Massachusetts Supreme Judicial Court for review of the decision of the lower court. Oral argument on Petitioners' appeal took place on March 5, 1998. Although the Company believes the likelihood of Petitioners' success in the proceeding is remote, there can be no absolute assurance that the proceeding will not result in a decision that is materially adverse to the Company.

  Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts against the Company--one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions have been filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims. To date no class has been certified in either lawsuit. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 41 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 41 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The information required by this Item is included on page 72 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, under the caption "Common Stock Information" and is incorporated herein by reference. As of March 9, 1998, there were 1,581 holders of Common Stock and -0-holders of the Depositary Shares.

  For information on restrictions relating to the Company's insurance subsidiaries' ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 33 and "Note 17 of the Notes to Consolidated Financial Statements" on page 70 of the Annual Report to Stockholders for the year ended December 31, 1997, incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is included on page 36 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is included on pages 26 - 35 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is included on pages 37-71 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Statements of Financial Condition," "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The information required by this Item with respect to directors is included under the caption "Information Concerning the Nominees" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1998, and is incorporated herein by reference.

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, all of whom are also executive officers of its principal subsidiaries, were elected to serve in their respective offices for one year or until their successors are chosen and qualified.

Name                        Age          Position
----                        ---          --------

J. Harold Chandler          48           Chairman, President, Chief Executive
                                         Officer, and Director

Thomas R. Watjen            43           Vice Chairman and Chief
                                         Financial Officer, and Director

Robert O. Best              48           Executive Vice President and Chief
                                         Information Officer/Client Services

F. Dean Copeland            58           Executive Vice President and
                                         General Counsel

Thomas B. Heys, Jr.         51           Executive Vice President,
                                         Institutional Sales

Peter C. Madeja             39           Executive Vice President and President
                                         and CEO of GENEX Services, Inc.

Jeffrey F. Olingy           48           Executive Vice President, Field
                                         Sales Management

Ralph A. Rogers, Jr.        49           Senior Vice President and Treasurer

  Mr. Chandler became Chairman of the Company April 28, 1996, and President and Chief Executive Officer and a Director of the Company effective November 8, 1993. Immediately prior to his employment with the Company, he served as President of NationsBank Mid-Atlantic

Banking Group which includes the NationsBank and Maryland National Corporation entities in the District of Columbia, Maryland, and northern Virginia. He formerly served as President of the Citizens and Southern National Bank of South Carolina, a predecessor company of NationsBank. He is a director of AmSouth Bancorporation, Herman Miller, Inc., and Storage Technology. He is currently a member of the Board of Trustees of Wofford College.

  Mr. Watjen became Vice Chairman and Chief Financial Officer of the Company on March 26, 1997. He became Executive Vice President and Chief Financial Officer on July 1, 1994. Prior to joining the Company, he served as a Managing Director of the insurance practice of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

  Mr. Best became an Executive Vice President of the Company on May 7, 1997. He became Senior Vice President and Chief Information Officer of the Company on July 11, 1994. He was previously Senior Vice President and Chief Information Officer at UNUM, which he joined in 1993 following UNUM's acquisition of Colonial Life and Accident Insurance Company. At Colonial, he served as Vice President, Operations and Information Systems, until 1992 when he was named Executive Vice President.

  Mr. Copeland became Executive Vice President and General Counsel of the Company on May 12, 1997. Prior to joining the Company he had been a partner since 1972 in the law firm of Alston & Bird, where he concentrated on the financial services industry.

  Mr. Heys became an Executive Vice President of the Company on May 7, 1997. He became a Senior Vice President, Corporate Risk Management, of the Company in August 1994. He served as Vice President and Chief Officer of various operating departments from November 1990 until August 1994.

  Mr. Madeja became an Executive Vice President of the Company on May 7, 1997. He became Senior Vice President of the Company in February 1997 when the Company acquired Genex. He continues to serve as President and Chief Executive Officer of Genex, which he joined in 1982.

  Mr. Olingy became an Executive Vice President of the Company on May 7, 1997. He became Senior Vice President, Sales and Marketing, of the Company on April 3, 1996. Prior to joining the Company, he was a Retail Banking Director with Bank of Boston which he joined in 1993. He served as Executive Vice President of NationsBank from 1991 to 1993.

  Mr. Rogers became a Senior Vice President and Treasurer of the Company on May 7, 1997. Prior to this position he served as Vice President and Controller of the Company since 1984.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the captions "Compensation of Directors" and "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1998, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption "Beneficial Ownership of Company Securities" and under the caption "Security Ownership of Directors and Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1998, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents filed as part of this report

(1)  Financial Statements

The following report and consolidated financial statements of Provident Companies, Inc. and Subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

     Report of Ernst and Young LLP, Independent Auditors


     Consolidated Statements of Financial Condition at December 31, 1997 and
     1996

     Consolidated Statements of Income for the three years ended December 31,
     1997

     Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997

     Consolidated Statements of Cash Flows for the three years ended December 31, 1997

     Notes to Consolidated Financial Statements

(2)  Schedules Supporting Financial Statements

The following financial statement schedules of Provident Companies, Inc. and Subsidiaries are included in Item 14(d):

                                                                 Page
                                                                 ----

     I.   Summary of Investments - Other Than Investments
          in Related Parties (Consolidated)                        34

     II.  Condensed Financial Information of Registrant            35

     III. Supplementary Insurance Information
          (Consolidated)                                           39

     IV.  Reinsurance (Consolidated)                               41

     V.   Valuation and Qualifying Accounts (Consolidated)         42

     Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

     (3)  Exhibits

   (2.1) Agreement and Plan of Share Exchange between Provident Companies, Inc. and Provident Life and Accident Insurance Company of America (incorporated by reference to Exhibit 2.1 of the Company's Form 10-K filed for fiscal year ended 1995).

   (2.2) Amended and Restated Agreement and Plan of Merger dated as of April 29, 1996 by and among Patriot Acquisition Corporation, The Paul Revere Corporation and the Company (including exhibits thereto), (incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q and Form 10-Q/A filed for fiscal quarter ended September 30, 1996).

   (3.1) Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for fiscal year ended 1995, as amended by Certificate of Amendment).

   (3.2) Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form 10-K filed for fiscal year ended 1995).

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

   (4.4) Certificate of Amendment of Restated Charter relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to Exhibit 3.1 of America's Form 10-K filed for the fiscal year ended December 31, 1992 and to America's Registration Statement on Form S-3, Registration No. 33-
          5612).

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

   (10.2) Tax Indemnification and Guaranty Agreement by and among Transamerica Occidental, Transamerica Corporation and Accident dated March 18, 1987 (incorporated by reference to Exhibit 10.4 of Capital's Registration Statement on Form S-1, Registration No. 33-17017).

   (10.3) Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994. (incorporated by reference to Exhibit 10.3 to America's Form 10-K filed for fiscal year ended December 31, 1995).

   (10.4) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994 (incorporated by reference to Exhibit 10.5 to America's Form 10-K filed for fiscal year ended December 31,
           1994), and amended by stockholders May 1, 1996 (incorporated by reference to Exhibit 10.4 of Company's Form 10-K filed for fiscal year ended December 31, 1996) and as amended by stockholders May 7, 1997 (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997).*

   (10.5) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 to America's Form 10-K filed for the fiscal year 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to registrant's Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.*

   (10.6) Accident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Capital's Registration Statement on Form S-1, Registration No. 33-17017).*

   (10.7) Form of Surplus Note, dated December 1, 1996, in the amount of $150 million executed by Accident in favor of the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K filed for the fiscal year ended December 31, 1996).

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

   (10.11) Stock Option Plan, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 (incorporated by reference to Exhibit 10.2 of Company's Form 10-Q for fiscal quarter ended June 30,
           1996) and as amended by stockholders on May 7, 1997 (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997).*

   (10.12) Employment contract between America and J. Harold Chandler, President and Chief Executive Officer, dated November 8, 1993 (incorporated by reference to Exhibit 10.17 to America's Form 10-K filed for fiscal year ended December 31, 1993).*

   (10.13) Employee Stock Purchase Plan (of 1995) adopted by stockholders June
           13, 1995 (incorporated by reference to the Company's Form 10-K filed for fiscal year ended 1995).*

   (10.14) Credit Agreement between Provident and a consortium of financial institutions with The Chase Manhattan Bank as Administrative Agent, relating to revolving loan in the aggregate of $800 million maturing on July 30, 2001 (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K filed for fiscal year ended December 1996). Terminated effective February 28, 1998.

   (10.15) Amended and Restated Common Stock Purchase Agreement between
           Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed for fiscal year ended 1996).

   (10.16) Amended and Restated Relationship Agreement between Provident
           Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K filed for fiscal year ended 1996).

   (10.17) Amended and Restated Registration Rights Agreement between Provident
           Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K filed for fiscal year ended 1996).

   (11) Statement re computation of per share earnings (incorporated herein by reference to "Note 10 of the Notes to Consolidated Financial Statements" on page 63 of the Annual Report to Stockholders for the year ended December 31, 1997).

   (13) Portions of the Annual Report to Stockholders for year ended December 31, 1997, incorporated by reference as described in

           Items 1, 5, 6, 7, 8, 10 and 14 hereof, which portions shall be deemed filed as a part hereof.

   (19)    Previously unfiled documents filed herewith include Exhibit 13.

   (21)    Subsidiaries of the Company.

   (23)    Consent of Independent Auditors.

   (24)    Powers of Attorney.

   (27)    Financial Data Schedule.


* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

(b)  Reports on Form 8-K

     No reports were filed by the  registrant during the fourth quarter of 1997.


(c)  Exhibits

     See "Item 14(a)(3)" above.

(d)  Financial Statement Schedules

     See "Item 14(a)(2)" above.

                     SCHEDULE I--SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                               December 31, 1997

                                                                                                                   Amount at which
                                                                                                                     shown in the
                                                                                                   Fair              statement of
                 Type of Investment                                              Cost              Value          financial position

                                                                                            (in millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------

Available-for-Sale Fixed Maturity Securities:
  Bonds
    United States Government and Government
      Agencies and Authorities                                               $       336.6     $       399.5      $       399.5
    States, Municipalities, and Political Subdivisions                                13.6              14.8               14.8
    Foreign Governments                                                              526.3             636.2              636.2
    Public Utilities                                                               2,579.5           2,859.9            2,859.9
    Mortgage-backed Securities                                                     2,841.8           2,971.6            2,971.6
    Convertible Bonds                                                                143.6             154.7              154.7
    All Other Corporate Bonds                                                      8,915.7           9,851.7            9,851.7
  Redeemable Preferred Stocks                                                        134.3             146.7              146.7
                                                                             --------------    --------------     --------------
        Total                                                                     15,491.4     $    17,035.1           17,035.1
                                                                             --------------     =============     --------------


Held-to-Maturity Fixed Maturity Securities:
  Bonds
    United States Government and Government
      Agencies and Authorities                                                        13.1     $        15.7               13.1
    States, Municipalities, and Political Subdivisions                                 2.9               3.1                2.9
    Mortgage-backed Securities                                                       276.9             300.6              276.9
    All Other Corporate Bonds                                                         13.9              17.2               13.9
                                                                             --------------    --------------     --------------
        Total                                                                        306.8     $       336.6              306.8
                                                                             --------------    ==============     --------------


Equity Securities:
 Common Stocks                                                                         5.4     $         5.3                5.3
 Nonredeemable Preferred Stocks                                                        5.7               4.7                4.7
                                                                             --------------    --------------     --------------
          Total                                                                       11.1     $        10.0               10.0
                                                                             --------------    ==============     --------------


Mortgage Loans                                                                        18.8                                 17.8  *
Investment Real Estate                                                               110.0                                 87.1  *
Policy Loans                                                                       1,983.9                              1,983.9
Other Long-term Investments                                                           22.6                                 22.6
Short-term Investments                                                                57.5                                 57.5
                                                                             --------------                       --------------
                                                                             $    18,002.1                        $    19,520.8
                                                                             ==============                       ==============

*Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  PROVIDENT COMPANIES, INC. (Parent Company)


STATEMENTS OF FINANCIAL CONDITION

                                                                               December 31
                                                                         1997            1996
                                                                        (in millions of dollars)
                                                                    ------------------------------
ASSETS
  Fixed Maturity Securities
   Available-for-Sale--at fair value (cost: $9.6; $9.6)               $    10.8        $    10.3
  Short-term Investments                                                   13.3            121.5
  Investment in Subsidiaries                                            3,720.0          1,659.9
  Short-term Notes Receivable from Subsidiaries                            36.6              7.1
  Surplus Notes of Subsidiaries                                           250.0            150.0
  Other Assets                                                             36.9             11.1
                                                                      ---------        ---------
    Total Assets                                                      $ 4,067.6        $ 1,959.9
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Short-term Debt from Subsidiaries                                   $    24.7        $       -
  Long-term Debt                                                          725.0            200.0
  Other Liabilities                                                        38.6             21.3
                                                                      ---------        ---------
    Total Liabilities                                                     788.3            221.3
                                                                      ---------        ---------
STOCKHOLDERS' EQUITY
  Preferred Stock                                                         156.2            156.2
  Common Stock                                                            135.2             45.6
  Additional Paid-in Capital                                              750.6             11.4
  Net Unrealized Gain on Securities, net of deferred federal
   income taxes ($0.4; $0.2)                                                0.8              0.5
  Net Unrealized Gain on Investment of Subsidiaries                       602.8             85.2
  Retained Earnings                                                     1,635.2          1,439.7
  Treasury Stock                                                           (1.5)               -
                                                                      ---------        ---------
    Total Stockholders' Equity                                          3,279.3          1,738.6
                                                                      ---------        ---------
    Total Liabilities and Stockholders' Equity                        $ 4,067.6        $ 1,959.9
                                                                      =========        =========

See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC. (Parent Company)

STATEMENTS OF NET INCOME

                                                                   Year Ended December 31
                                                              1997        1996        1995
                                                                 (in millions of dollars)
                                                              ----------------------------
Dividends from Subsidiaries                                 $109.9       $ 52.6     $    -
Interest from Subsidiaries                                    17.1         12.3          -
Other Income                                                   1.3          1.7          -
                                                            ------       ------     ------
     Total Revenue                                           128.3         66.6          -
                                                            ------       ------     ------
Interest Expense on Debt                                      38.7         10.2          -
Other Expenses                                                 4.3          1.2          -
                                                            ------       ------     ------
     Total Expenses                                           43.0         11.4          -
                                                            ------       ------     ------
Income Before Federal Income Taxes and Equity in
  Undistributed Earnings of Subsidiaries                      85.3         55.2          -
Federal Income Taxes (Credit)                                 (7.3)         1.1          -
                                                             ------       ------     ------
Income Before Equity in Undistributed Earnings
  of Subsidiaries                                             92.6         54.1          -
Equity in Undistributed Earnings of Subsidiaries             154.7         91.5      115.6
                                                            ------       ------     ------
Net Income                                                  $247.3       $145.6     $115.6
                                                            ======       ======     ======

See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC. (Parent Company)

STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31

                                                                  1997           1996           1995
                                                                       (in millions of dollars)
                                                                ---------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                            $  105.8        $  69.7        $    -
                                                                --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of Fixed Maturity Securities                -            0.2              -
  Net (Purchases) Sales of Short-term Investments                  108.2         (120.8)             -
  Acquisition of Business                                         (860.3)             -              -
  Cash Distribution (to) from Subsidiaries                          (5.0)         100.0              -
  Short-term Notes Receivable from Subsidiaries                    (29.5)             -              -
  Surplus Notes Issued to Subsidiaries                            (100.0)          (3.0)             -
  Other                                                             (0.1)          (2.7)             -
                                                                ---------       --------      --------
CASH USED BY INVESTING ACTIVITIES                                 (886.7)         (26.3)             -
                                                                ---------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term Borrowings from Subsidiaries                           24.7              -              -
  Net Long-term Borrowings                                         425.9              -              -
  Issuance of Common Stock                                         389.8            5.8              -
  Dividends Paid to Stockholders                                   (60.0)         (45.5)             -
  Other                                                              0.5           (3.6)             -
                                                                ---------       --------       -------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        780.9          (43.3)            -
                                                                ---------       --------       -------
INCREASE IN CASH                                                $    0.0        $   0.1        $     -
                                                                =========       ========       =======

See notes to condensed financial information.

                   PROVIDENT COMPANIES, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Provident Companies, Inc. and Subsidiaries.

Corporate Reorganization

Effective December 27, 1995, Provident Life and Accident Insurance Company of America completed a step in a corporate reorganization which created a new parent holding company, Provident Companies, Inc., a non-insurance holding company incorporated in Delaware. In accordance with the Plan of Share Exchange approved by shareholders at the 1995 annual meeting, each share of common stock of Provident Life and Accident Insurance Company of America was exchanged for a share of common stock of Provident Companies, Inc. Each depositary share of cumulative preferred stock of Provident Life and Accident Insurance Company of America was also exchanged for an equivalent depositary share of cumulative preferred stock of Provident Companies, Inc.

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

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                        (CONTINUED FROM PRECEDING PAGE)


                                                       Benefits,              Amortization
                                                        Claims,               of Deferred
                                      Net             Losses and                Policy             Other
                                   Investment         Settlement              Acquisition        Operating         Premiums
          Segment                  Income (2)          Expenses                  Costs            Expenses          Written
                                                (in millions of dollars)
----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

Individual Life and Disability     $      589.8      $      1,196.9            $    62.8       $    410.3      $     1,207.9
Employee Benefits                         130.3               573.1                  9.2            238.1              280.0
Other Operations                          634.6               588.1                  2.4             92.0               64.3
                                   ------------      --------------            ---------       ----------
          Total                    $    1,354.7      $      2,358.1            $    74.4       $    740.4
                                   ============      ==============            =========       ==========



Year Ended December 31, 1996 (1)

Individual Life and Disability     $      371.8      $        680.9            $    54.2      $    174.5       $       581.9
Employee Benefits                          96.9               406.2                  8.4            94.8               189.2
Other Operations                          621.4               574.1                  1.4            71.2                52.2
                                   ------------      --------------            ---------       ----------
          Total                    $    1,090.1      $      1,661.2            $    64.0      $    340.5
                                   ============      ==============            =========       ==========



Year Ended December 31, 1995 (1)

Individual Life and Disability     $      341.6      $        731.0            $    57.4      $    176.7      $       583.9
Employee Benefits                          90.4               394.1                 12.0            82.0              178.0
Other Operations                          789.3               779.5                  1.6           145.0              145.3
                                   ------------      --------------            ---------       ----------
          Total                    $    1,221.3      $      1,904.6            $    71.0      $    403.7
                                   ============      ==============            =========       ==========

(1) Segment information for 1996 and prior has been reclassified to conform to current year reporting.

(2) Net investment income is allocated based upon segmentation. In other words, as cash flow from operations and assigned capital is generated by a segment, the cash is invested in assets with the appropriate characteristics for that segment's liabilities and operating structure. Thus, each segment has its own specifically identified assets and receives the investment income generated by those assets.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                                           Future                          Other
                                                          Policy                          Policy
                                    Deferred             Benefits,                         Claims
                                     Policy                Losses,                          and
                                   Acquisition          Claims, and        Unearned       Benefits        Premium
          Segment                     Costs            Loss Expenses       Premiums        Payable        Revenue
                                                     (in millions of dollars)
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

Individual Life and Disability     $      290.1      $      8,351.3       $   186.4      $    299.0      $     1,286.6
Employee Benefits                          57.8             1,290.6             3.4           164.7              671.9
Other Operations                           15.0             3,359.2             2.9            67.5               95.2
                                   ------------      --------------       ---------      ----------      -------------
          Total                    $      362.9      $     13,001.1       $   192.7      $    531.2      $     2,053.7
                                   ============      ==============       =========      ==========      =============



Year Ended December 31, 1996 (1)

Individual Life and Disability     $      367.0      $      4,229.5       $    52.5      $    178.8      $       646.1
Employee Benefits                          44.4               777.0             4.1           158.1              452.0
Other Operations                           10.4             3,044.8             2.2            74.8               77.6
                                   ------------      --------------       ---------      ----------      -------------
          Total                    $      421.8      $      8,051.3       $    58.8      $    411.7      $     1,175.7
                                   ============      ==============       =========      ==========      =============



Year Ended December 31, 1995 (1)

Individual Life and Disability                                                                           $       647.4
Employee Benefits                                                                                                423.7
Other Operations                                                                                                 180.8
                                                                                                         -------------
          Total                                                                                          $     1,251.9
                                                                                                         =============

(1) Segment information for 1996 and prior has been reclassified to conform to current year reporting.



(CONTINUED ON FOLLOWING PAGE)

                           SCHEDULE IV--REINSURANCE

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                                                   Percentage
                                                      Ceded              Assumed                     Amount
                                      Gross          to Other           from Other      Net         Assumed
                                      Amount         Companies          Companies      Amount        to Net
                                                     (in millions of dollars)
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

Life Insurance in Force               $137,924.6     $6,184.7           $416.2         $132,156.1     0.3 %
                                      ==========     ========           ======         ==========    ======


Premium Income:
    Individual Life and Disability    $  1,160.0     $   40.6           $167.2         $  1,286.6    13.0 %
    Employee Benefits                      710.7         39.8              1.0              671.9     0.1 %
    Other Operations                       279.0        190.0              6.2               95.2     6.5 %
                                      ----------     --------           ------         ----------
        Total                         $  2,149.7     $  270.4           $174.4         $  2,053.7
                                      ==========     ========           ======         ==========



Year Ended December 31, 1996

Life Insurance in Force               $102,227.5     $4,347.9           $437.0         $ 98,316.6     0.4 %
                                      ==========     ========           ======         ==========    ======


Premium Income: (1)
    Individual Life and Disability    $    659.0     $   48.2           $ 35.3         $    646.1     5.5 %
    Employee Benefits                      467.6         16.1              0.5              452.0     0.1 %
    Other Operations                       303.1        241.2             15.7               77.6    20.2 %
                                      ----------     --------           ------         ----------
        Total                         $  1,429.7     $  305.5           $ 51.5         $  1,175.7
                                      ==========     ========           ======         ==========



Year Ended December 31, 1995

Life Insurance in Force               $ 98,492.4     $4,258.5           $460.2         $ 94,694.1     0.5 %
                                      ==========     ========           ======         ==========    ======


Premium Income: (1)
    Individual Life and Disability    $    658.3     $   47.8           $ 36.9         $    647.4     5.7 %
    Employee Benefits                      438.1         14.8              0.4              423.7     0.1 %
    Other Operations                       352.4        186.6             15.0              180.8     8.3 %
                                      ----------     --------           ------         ----------
        Total                         $  1,448.8     $  249.2           $ 52.3         $  1,251.9
                                      ==========     ========           ======         ==========



(1)  Premium income has been reclassified for 1996 and prior to conform to current year reporting.


                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                   Additions           Deductions for
                                                  Charged to          Amounts Applied
                                Balance at         Realized           to Specific Loan  Balance at
                                Beginning         Investment          at Time of Sale/    End of
          Description           of Period           Losses              Foreclosure       Period
                                            (in millions of dollars)
--------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

Mortgage loan loss reserve         $ 1.0         $  -                   $   -              $ 1.0

Real estate reserve                $21.5         $7.6                   $ 6.2              $22.9



Year Ended December 31, 1996

Mortgage loan loss reserve         $12.0         $  -                   $11.0              $ 1.0

Real estate reserve                $19.1         $2.4                   $   -              $21.5



Year Ended December 31, 1995

Mortgage loan loss reserve         $49.0         $3.0                   $40.0              $12.0

Real estate reserve                $18.3         $0.8                   $   -              $19.1


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1998              PROVIDENT COMPANIES, INC.
                                               (Registrant)


                                   By: /s/ J. Harold Chandler
                                       -----------------------------
                                       J. Harold Chandler
                                       Chairman, President and
                                       Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.


/s/ J. Harold Chandler
-------------------------------------
J. Harold Chandler
Chairman, President and Chief Executive Officer
and a Director
(Principal Executive Officer)


/s/ Thomas R. Watjen                    /s/Ralph A. Rogers, Jr.
---------------------                   -----------------------------------
Thomas R. Watjen                        Ralph A. Rogers, Jr.
Vice Chairman, and Chief                Senior Vice President and Treasurer
Financial Officer and a Director


         Signature                           Title
         ---------                           -----

*
_____________________________________________Director
WILLIAM L. ARMSTRONG

*
_____________________________________________Director
WILLIAM H. BOLINDER


                         (REMAINDER ON FOLLOWING PAGE)

                         (REMAINDER ON PRECEDING PAGE)

*
_____________________________________________Director
STEVEN M. GLUCKSTERN


*
_____________________________________________Director
CHARLOTTE M. HEFFNER


*
_____________________________________________Director
HUGH B. JACKS


*
_____________________________________________Director
WILLIAM B. JOHNSON


*
_____________________________________________Director
HUGH O. MACLELLAN, JR.


*
_____________________________________________Director
A.S. MACMILLAN


*
_____________________________________________Director
C. WILLIAM POLLARD


*
_____________________________________________Director
SCOTT L. PROBASCO, JR.


*
_____________________________________________Director
STEVEN S REINEMUND


*
_____________________________________________Director
BURTON E. SORENSEN



*By: /s/ Susan N. Roth                       For all of the Directors
     -----------------------
         Susan N. Roth
         Attorney-in-Fact

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   EXHIBITS

                                      to

                                   FORM 10-K



                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS



                      EXHIBIT                                            PAGE
                      -------                                            ----

     (13)  Portions of the Annual Report to Stockholders
           for year ended December 31, 1997............................   48

     (21)  Subsidiaries of the Company.................................  117

     (23)  Consent of Independent Auditors.............................  118

     (24)  Powers of Attorney..........................................  121

All other Exhibits are incorporated by reference as explained in the list in
Item 14(a)(3).