Form 10-Q
period 1998-03-31
PROVIDENT COMPANIES INC /DE/
filed 1998-05-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

Commission file number  1-11834
                       ---------

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

Yes      X         No
      -------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                     OUTSTANDING AT MARCH 31, 1998
------------------------------      ---------------------------------
Common Stock, $1.00 Par Value                     135,335,859



                     Total number of pages included are 35

                           PROVIDENT COMPANIES, INC.



                                     INDEX


                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
          Condensed Consolidated Statements of Financial
           Condition at March 31, 1998 and December 31, 1997           4

          Condensed Consolidated Statements of Income
           for the Three Months Ended March 31, 1998 and 1997          6

          Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and 1997          8

          Notes to Condensed Consolidated Financial Statements         9

          Independent Accountants' Review Report                       14

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          15

                                     PART 1


                           FORWARD LOOKING STATEMENTS


From time to time, the Company may publish forward-looking statements relating to such matters as financial performance and the business of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order for the Company to comply with the terms of the safe harbor the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements, which involve certain risks and uncertainties. These factors include, (i) heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital reserves, and other financial viability requirements; (iii) failure to develop multiple distribution channels in order to obtain new customers or failure to retain existing customers; (iv) inability to carry out product design, marketing and sales plans, including, among others, planned changes to existing products (which may result in reduced market acceptance of the revised products) or planned strategies to penetrate new market segments; (v) loss of key executives; (vi) changes in interest rates causing a reduction of investment income; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends; (ix) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates used in calculating reserve amounts;
(x) failure to continue improvement of the Company's disability insurance claims management process; and (xi) litigation involving the Company's business and activities. See "Risk Factors" included in the Company's report on Form 10-K for the year ended December 31, 1997 (pp.17-20), incorporated herein by reference.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                                                                  March 31            December 31
                                                                                    1998                 1997
                                                                                    (in millions of dollars)
                                                                          -------------------------------------------
                                                                            (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                                                          $16,982.1             $17,035.1
          Held-to-Maturity                                                                293.5                 306.8
       Equity Securities                                                                   16.8                  10.0
       Mortgage Loans                                                                      18.0                  17.8
       Real Estate                                                                         48.5                  87.1
       Policy Loans                                                                     1,999.5               1,983.9
       Other Long-term Investments                                                         24.5                  22.6
       Short-term Investments                                                             157.8                  57.5
                                                                                      ---------             ---------
          Total Investments                                                            19,540.7              19,520.8

    Cash and Bank Deposits                                                                 57.6                  37.7
    Accounts and Premiums Receivable                                                      131.8                 166.4
    Reinsurance Receivable                                                              1,002.6                 987.2
    Accrued Investment Income                                                             391.3                 363.2
    Deferred Policy Acquisition Costs                                                     393.1                 362.9
    Value of Business Acquired                                                            557.3                 560.8
    Goodwill                                                                              726.8                 732.3
    Property and Equipment                                                                113.4                 109.2
    Miscellaneous                                                                          28.2                  26.2
    Separate Account Assets                                                               342.3                 310.9
                                                                                      ---------             ---------

TOTAL                                                                                 $23,285.1             $23,177.6
                                                                                      =========             =========



See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                                  March 31            December 31
                                                                                    1998                  1997
                                                                                    (in millions of dollars)
                                                                          -------------------------------------------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits                                                      $   539.0             $   531.2
    Reserves for Future Policy and Contract Benefits
       and Unearned Premiums                                                           13,353.8              13,193.8
    Policyholders' Funds and Experience Rating Refunds                                  4,020.8               4,328.0
    Federal Income Tax Liability                                                          241.1                 190.1
    Short-term Debt                                                                       573.6                 150.7
    Long-term Debt                                                                        200.0                 725.0
    Other Liabilities                                                                     501.7                 468.6
    Separate Account Liabilities                                                          342.3                 310.9
                                                                                      ---------             ---------
TOTAL LIABILITIES                                                                      19,772.3              19,898.3
                                                                                      ---------             ---------

MINORITY INTEREST PREFERRED SECURITIES OF SUBSIDIARY COMPANY                              300.0                     -
                                                                                      ---------             ---------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 5

STOCKHOLDERS' EQUITY
    Preferred Stock                                                                           -                 156.2
    Common Stock, $1 par                                                                  135.3                 135.2
    Additional Paid-in Capital                                                            753.7                 750.6
    Retained Earnings                                                                   1,692.0               1,635.2
    Accumulated Other Comprehensive Income - Note 6                                       633.4                 603.6
    Treasury Stock                                                                         (1.6)                 (1.5)
                                                                                      ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                              3,212.8               3,279.3
                                                                                      ---------             ---------



TOTAL                                                                                 $23,285.1             $23,177.6
                                                                                      =========             =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                                  Three Months Ended March 31
                                                                                   1998                 1997
                                                                          (in millions of dollars, except share data)
                                                                          -------------------------------------------

REVENUE
   Premium Income                                                                  $      587.2          $     287.5
   Net Investment Income                                                                  361.8                262.5
   Net Realized Investment Gains                                                            6.2                  4.7
   Other Income                                                                            38.4                 16.6
                                                                                   ------------          -----------
TOTAL REVENUE                                                                             993.6                571.3
                                                                                   ------------          -----------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                                                           467.0                291.7
   Change in Reserves for Future Policy and Contract Benefits
      and Policyholders' Funds                                                            168.6                110.1
   Amortization
      Deferred Policy Acquisition Costs                                                    19.6                 17.3
      Value of Business Acquired                                                            8.7                  0.1
      Goodwill                                                                              5.5                  0.2
   Salaries                                                                                54.7                 23.5
   Commissions                                                                             69.0                 31.2
   Interest Expense on Debt                                                                15.6                  6.3
   Other Operating Expenses                                                                72.0                 28.1
                                                                                   ------------          -----------
TOTAL BENEFITS AND EXPENSES                                                               880.7                508.5
                                                                                   ------------          -----------

INCOME BEFORE FEDERAL INCOME TAXES                                                        112.9                 62.8
FEDERAL INCOME TAXES                                                                       41.8                 22.0
                                                                                   ------------          -----------
NET INCOME                                                                         $       71.1          $      40.8
                                                                                   ============          ===========

NET INCOME PER COMMON SHARE
   Basic                                                                           $       0.51          $      0.40
   Assuming Dilution                                                               $       0.50          $      0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                            134,929,080           93,211,708
   Assuming Dilution                                                                138,645,330           95,425,690

DIVIDENDS PER COMMON SHARE                                                         $       0.10          $      0.09


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                                      Three Months Ended March 31
                                                                                       1998                1997
                                                                                       (in millions of dollars)
                                                                              ----------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 188.2                       $ 108.2
                                                                                 -------                       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                              572.0                         233.7
   Proceeds from Maturities of Investments                                         362.8                         385.2
   Purchase of Investments                                                        (694.5)                       (297.1)
   Net (Purchases) Sales of Short-term Investments                                 (99.9)                        150.6
   Acquisition of Business--Note 4                                                   --                         (857.8)
   Other                                                                           (11.1)                         (3.4)
                                                                                 -------                       -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                   129.3                        (388.8)
                                                                                 -------                       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                               102.3                          86.1
   Maturities and Benefit Payments from Policyholder Accounts                     (427.2)                       (511.5)
   Net Short-term Borrowings                                                       422.9                           --
   Net Long-term Borrowings (Repayments)                                          (525.0)                        425.9
   Issuance of Minority Interest Preferred Securities                              300.0                           --
   Redemption of Preferred Stock                                                  (156.2)                          --
   Issuance of Common Stock                                                          3.2                         301.9
   Dividends Paid to Stockholders                                                  (17.5)                        (11.4)
   Other                                                                            (0.1)                          0.1
                                                                                 -------                       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  (297.6)                        291.1
                                                                                 -------                       -------

Effect of Foreign Exchange Rate Changes on Cash                                      --                           (0.7)
                                                                                 -------                       -------

NET INCREASE IN CASH AND BANK DEPOSITS                                              19.9                           9.8

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                       37.7                          19.3
                                                                                 -------                       -------

CASH AND BANK DEPOSITS AT END OF PERIOD                                          $  57.6                       $  29.1
                                                                                 =======                       =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.



NOTE 2--DEBT AND EQUITY SECURITIES

On February 24, 1998, the Company repaid the $725.0 million outstanding borrowing on its revolving credit facility and redeemed its cumulative preferred stock outstanding of $156.2 million at $150 per share equivalent to $25 per depositary share. The debt repayment and preferred stock redemption were funded through short-term borrowings.

In May 1997, the Securities and Exchange Commission declared effective a shelf registration statement pursuant to which the Company may issue up to $900.0 million in debt and/or equity securities. On March 16, 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. On March 16, 1998, Provident Financing Trust I, a subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:


                                                                                     Three Months Ended March 31
                                                                                       1998                1997
                                                                                       (in millions of dollars)
                                                                              ----------------------------------------
Revenue (Excluding Net Realized Investment Gains and Losses)
    Individual Life and Disability                                                     $560.8              $262.0
    Employee Benefits                                                                   259.4               145.8
    Other Operations                                                                    167.2               158.8
                                                                                       ------              ------

        Total                                                                          $987.4              $566.6
                                                                                       ======              ======

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Life and Disability                                                     $ 75.1              $ 25.8
    Employee Benefits                                                                    26.8                12.3
    Other Operations                                                                      4.8                20.0
                                                                                       ------              ------

        Total                                                                          $106.7              $ 58.1
                                                                                       ======              ======

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 3--SEGMENT INFORMATION - CONTINUED





                                                                                     Three Months Ended March 31
                                                                                       1998               1997
                                                                                      (in millions of dollars)
                                                                              ---------------------------------------
Revenue (Including Net Realized Investment Gains and Losses)
    Individual Life and Disability                                                    $569.9             $266.9
    Employee Benefits                                                                  261.0              145.6
    Other Operations                                                                   162.7              158.8
                                                                                      ------             ------

        Total                                                                         $993.6             $571.3
                                                                                      ======             ======

Income Before Federal Income Taxes
    Individual Life and Disability                                                    $ 84.2             $ 30.7
    Employee Benefits                                                                   28.4               12.1
    Other Operations                                                                     0.3               20.0
                                                                                      ------             ------

        Total                                                                         $112.9             $ 62.8
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

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 4--ACQUISITION OF BUSINESS

GENEX SERVICES, INC.

On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX) at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition, financed through borrowings on the Company's revolving credit facility, was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $17.9 million and $8.9 million, respectively. The purchase price has been allocated to goodwill and is being amortized on a straight-line basis over a 25 year period. The consolidated financial statements include the operating results of GENEX from March 1, 1997.

THE PAUL REVERE CORPORATION

On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million, common equity of $437.5 million and cash of $2.5 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair value of the assets acquired and liabilities assumed were $6,680.0 million and $6,675.4 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life and individual annuity products. Goodwill is being amortized on a straight-line basis over a 40 year period.

The following pro forma results of operations for the three months ended March 31, 1997, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of the period presented, are as follows:


                                                                                              Three Months
                                                                                          Ended March 31, 1997
                                                                                        (in millions of dollars,
                                                                                           except share data)
                                                                                        ------------------------
Revenue                                                                                          $1,027.7
Income Before Federal Income Taxes                                                                  111.2
Net Income                                                                                           69.8
Net Income per Common Share
   Basic                                                                                             0.50
   Assuming Dilution                                                                                 0.49

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 4--ACQUISITION OF BUSINESS - CONTINUED

Revenue and income before federal income taxes include $36.4 million of pre-tax net realized investment gains for Paul Revere for the three months ended March 31, 1997. Net income includes $23.7 million ($0.18 per common share) of after-tax net investment gains for the three months ended March 31, 1997.


NOTE 5--COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In December 1997, the Company entered into a definitive agreement with American General Corporation (American General) under which various affiliates of American General will acquire the Company's individual and tax-sheltered annuity business for approximately $58.0 million in cash. In addition, American General is acquiring a number of miscellaneous group pension lines of business which are no longer actively marketed. The sale does not include the Company's Canadian annuity business, traditional guaranteed investment contracts, or group single premium annuities. The transaction is expected to close in the second quarter of 1998. The Company expects to record a gain when the transaction is closed.

Contingent Liabilities

Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts against the Company. One of the alleged lawsuits purports to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997, and who were offered contracts to sell insurance policies as independent producers, and the other purports to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions have been filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims. To date no class has been certified in either lawsuit. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 41 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 41 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 6--COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized holding gains and losses on the Company's available-for-sale fixed maturity and equity securities, which prior to adoption were reported separately in stockholders' equity, to be reported as components of comprehensive income. Prior periods have been reclassified to conform to the requirements of SFAS 130. SFAS 130 had no impact on the Company's net income or stockholders' equity.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1998

NOTE 6--COMPREHENSIVE INCOME - CONTINUED

The components of accumulated other comprehensive income, net of related tax, are as follows:

                                                               March 31                December 31
                                                                 1998                      1997
                                                                    (in millions of dollars)
                                                               -----------------------------------
Net Unrealized Gain on Securities                              $651.7                    $624.3
Foreign Currency Translation Adjustment                         (18.3)                    (20.7)
                                                               ------                    ------
Accumulated Other Comprehensive Income                         $633.4                    $603.6
                                                               ======                    ======

The components of comprehensive income (loss), net of related tax, are as follows:

                                                                Three Months Ended March 31
                                                              1998                       1997
                                                                 (in millions of dollars)
                                                            ----------------------------------
Net Income                                                   $ 71.1                     $ 40.8
Change in Net Unrealized Gain on Securities                    27.4                      (67.4)
Change in Foreign Currency Translation Adjustment               2.4                       (0.4)
                                                             ------                     ------
Comprehensive Income (Loss)                                  $100.9                     $(27.0)
                                                             ======                     ======

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



                                         ERNST & YOUNG LLP



Chattanooga, Tennessee
May 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Provident acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results of the first quarter of 1998 and not in their entirety for the first quarter of 1997, the difference in comparability of the periods is frequently attributable to that fact as indicated below.

OPERATING RESULTS

     Revenue excluding net realized investment gains and losses ("revenue") increased $420.8 million, or 74.3 percent, to $987.4 million in the first quarter of 1998 from $566.6 million in the first quarter of 1997. The increase was the result of higher revenue in the individual life and disability segment ($298.8 million), the employee benefits segment ($113.6 million), and the other operations segment ($8.4 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $48.6 million, or 83.6 percent, to $106.7 million in the first quarter of 1998 from $58.1 million in the first quarter of 1997. The increase was the result of increased income in the individual life and disability segment ($49.3 million) and the employee benefits segment ($14.5 million), which was partly offset by lower income in the other operations segment ($15.2 million).

     Net income increased $30.3 million, or 74.3 percent, to $71.1 million in the first quarter of 1998 from $40.8 million in the first quarter of 1997. Net realized investment gains after taxes were $4.1 million in the first quarter of 1998, compared to $3.1 million in the first quarter of 1997.

INDIVIDUAL LIFE AND DISABILITY

     Revenue in the individual life and disability segment increased $298.8 million, or 114.0 percent, to $560.8 million in the first quarter of 1998, from $262.0 million in the first quarter of 1997. The increase was primarily the result of the acquisition of Paul Revere, which contributed $302.7 million of revenue to this segment in the first quarter of 1998. Premium income in this segment increased $212.6 million, or 131.7 percent, to $374.0 million in the first quarter of 1998, from $161.4 million in the first quarter of 1997. The increase was primarily the result of the acquisition of Paul Revere.

     In November 1994, the Company announced its intention to discontinue the sale of individual disability products which combined lifetime benefits and short elimination periods with own-occupation provisions. At the same time Provident began introducing products that insured "loss of earnings" as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of Paul Revere in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio. The Company expects to continue to offer on a limited basis selected Paul Revere products with own-occupation (while not working) features applying stricter underwriting standards. The Company is in the process of repricing these selected products and making modifications to their features where appropriate. Going forward, the Company expects to offer a limited portfolio of own occupational based coverages along with its more complete line of loss of earnings related disability coverages.

     In 1997, sales of individual disability income contracts declined compared to the previous year, reflecting the disruption associated with the consolidation of the Company's and Paul Revere's sales offices, realignment of the field sales force, and the continued product transition. In the first quarter of 1998, new annualized sales in the individual disability income line totaled $26.2 million, compared to $33.9 million on a pro forma basis in the first quarter of 1997, reflecting the continued product transition.

     Revenue is not expected to be significantly impacted by the transition in products due to continued favorable persistency. The magnitude and duration of any future decline in sales, such as that experienced during 1997, are dependent on the response of customers and competitors in the industry.

     Income in the individual life and disability segment increased $49.3 million, or 191.1 percent, to $75.1 million in the first quarter of 1998, from $25.8 million in the first quarter of 1997. The increase is primarily due to the acquisition of Paul Revere and improved results in its individual disability income line of business. In this line, income increased $46.7 million, or 217.2 percent, to $68.2 million in the first quarter of 1998, from $21.5 million in the first quarter of 1997, reflecting the acquisition of Paul Revere and a higher level of net claim resolutions in the first quarter of 1998 compared to the first quarter of 1997. Management believes the substantial investment in the claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past three years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $6.9 million in the first quarter of 1998, an increase of $2.6 million, or 60.5 percent, over the $4.3 million in the first quarter of 1997. The increase is the result of the acquisition of Paul Revere.

     The Company strengthened its reserves on its individual disability income business as of September 30, 1993 which resulted in a $423.0 million pre-tax or $275.0 million after-tax charge to operating earnings. The charge was required under generally accepted accounting principles ("GAAP") due to the significant decline in interest rates in 1993 and the increased level of morbidity experienced by the Company. Since 1993, the Company has performed annual studies to determine the continued adequacy of reserves is held for its individual disability business. Based upon the December 1997 reserve adequacy study, which incorporated management's best estimate for the assumptions used, reserves were adequate at December 31, 1997.

     The Company performs regular studies of the frequency and severity rates, as well as other factors that may affect reserve adequacy. It intends to continue to refine its methodology for projecting the effects of changes in morbidity and interest rates to reflect anticipated changes in the management of its business. Significant testing of any methodology must be undertaken. Current projections and studies indicators suggest a sufficiency in the Company's individual disability reserves.

     It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the assumptions used in the reserve adequacy study, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is a material deterioration in morbidity, interest rates, and/or expenses.

EMPLOYEE BENEFITS

     Revenue in the employee benefits segment increased $113.6 million, or 77.9 percent, to $259.4 million in the first quarter of 1998, from $145.8 million in the first quarter of 1997. The increase was primarily the result of an increase in premium income in this segment of $84.7 million, or 76.1 percent, to $196.0 million in the first quarter of 1998, from $111.3 million in the first quarter of 1997. The increase was primarily the result of the acquisition of Paul Revere, which added $71.3 million of premium income in the group life and group disability lines of business. Also in the first quarter of 1998, revenue was positively impacted by the acquisition of

GENEX. GENEX is a leading provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation claims. In the first quarter of 1998 GENEX's revenue totaled $23.1 million, compared to $7.2 million in the first quarter of 1997.

     Income in the employee benefits segment increased $14.5 million, or 117.9 percent, to $26.8 million in the first quarter of 1998, from $12.3 million in the first quarter of 1997. The group disability line of business produced income of $14.3 million in the first quarter of 1998 compared to $3.7 million in the first quarter of 1997. This increase is due to the acquisition of Paul Revere and the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies. The group life line of business produced income of $7.2 million in the first quarter of 1998 compared to $1.0 million in the first quarter of 1997. This increase is due to the acquisition of Paul Revere and lower loss ratios and improved deficit recoveries on experienced-rated cases. GENEX produced income of $1.2 million in the first quarter of 1998 compared to $0.5 million in the first quarter of 1997. The improved results in these three lines of business were partly offset by lower income in the affinity groups and voluntary benefits lines of business.

OTHER OPERATIONS

     The other operations segment includes the Company's group pension products, corporate-owned life insurance ("COLI"), medical stop-loss, individual annuities, corporate interest expense, goodwill amortization, and corporate (unallocated) capital and assets. These closed blocks of business have been segregated for reporting and monitoring purposes.

     On December 8, 1997, the Company entered into a definitive agreement to sell its in-force individual and tax-sheltered annuity business to various affiliates of American General Corporation ("American General"). The in-force business being sold consists primarily of individual fixed annuities and tax-sheltered annuities in Provident Life and Accident Insurance Company ("Accident"), Provident National Assurance Company ("National"), The Paul Revere Life Insurance Company ("Paul Revere Life"), The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable"), and The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"). In addition, American General is acquiring a number of miscellaneous group pension lines of business sold in the 1970's and 1980's which are no longer actively marketed. The sale does not include the Company's block of traditional GICs or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the annuity reserves, American General is paying the Company a ceding commission of approximately $58.0 million. The annuities being sold to American General represent approximately $2.4 billion of statutory reserves. The transaction, which is subject to requisite regulatory approvals and certain other conditions, is expected to close in the second quarter of 1998.

     On June 30, 1997, the Company announced that it had entered into a marketing agreement with Ameritas Life Insurance Corp. ("Ameritas") whereby Provident will market Ameritas' dental products. The two companies also entered into an agreement that involved the transition of the Company's block of dental insurance to Ameritas. The dental block, which was acquired in the Paul Revere acquisition, produced $12.2 million in premium income in the first quarter of 1997 and $39.2 million for the full year 1997. The full transition of the dental business to Ameritas was completed in November 1997.

     Revenue in the other operations segment increased $8.4 million, or 5.3 percent, to $167.2 million in the first quarter of 1998 from $158.8 million in the first quarter of 1997. The increase is primarily the result of the acquisition of Paul Revere. Revenue from the individual annuities line totaled $41.5 million in the first quarter of 1998, compared to $5.9 million in the first quarter of 1997. Partly offsetting this increase is a decline in revenue from the group pension line of business of $27.5 million, or 32.2 percent, to $58.0 million in the first quarter of 1998, from $85.5 million in the first quarter of 1997. This decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business.

     Management expects that revenue in 1998 from this segment will decline from the levels recorded in 1997 as the funds under management decline and the sale of the individual annuities line of business is completed.

     Income in the other operations segment declined $15.2 million, or 76.0 percent, to $4.8 million in the first quarter of 1998, from $20.0 million in the first quarter of 1997. The decline in this segment was due to lower income in the group pension line of business, which declined to $8.0 million in the first quarter of 1998, from $10.8 million in the first quarter of 1997. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business increased to $5.4 million in the first quarter of 1998 from $4.7 million in the first quarter of 1997. Income from the medical stop-loss line of business declined to $1.1 million in the first quarter of 1998 from $4.3 million in the first quarter of 1997, reflecting lower premium income and a higher loss ratio. Interest expense on debt totaled $15.6 million in the first quarter of 1998, compared to $6.3 million in the first quarter of 1997.
Goodwill amortization totaled $5.5 million in the first quarter of 1998, compared to $0.2 million in the first quarter of 1997.

     Management expects that income in 1998 from the group pension line of business will continue to decline from the levels recorded in 1997 as the funds under management decline.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1997, the Company consummated the acquisition of Paul Revere ("Paul Revere Merger"). The Paul Revere Merger was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance and cash to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million revolving bank credit facility with various domestic and international banks. The revolving bank credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere and GENEX, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At December 31, 1997, outstanding borrowings under the revolving bank credit facility were $725.0 million. The revolving bank credit facility was repaid on February 24, 1998. The Company also redeemed its outstanding 8.10% cumulative preferred stock, which had an aggregate value of $156.2 million, on February 24, 1998. The debt repayment and preferred stock redemption were funded through short-term borrowings.

     In May 1997, the Securities and Exchange Commission declared effective a shelf registration statement pursuant to which the Company may issue up to $900.0 million in debt and/or equity securities. On March 16, 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. On March 16, 1998, Provident Financing Trust I, a subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering.

     The Company has $400.0 million available for debt and/or equity securities under its shelf registration statement following the issuance of the senior notes and the capital securities.

     In April 1998, the Company entered into a $150.0 million five-year revolving credit facility and a $150.0 million 364-day revolving credit facility with various domestic and international banks. The purpose of the facilities is for general corporate purposes.

     The Company believes the cash flow from its operations will be sufficient to meet its operating and financing cash flow requirements. Periodically, the Company may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

     As a holding company, the Company is dependent upon payments from its wholly-owned insurance subsidiaries and GENEX to pay dividends to its stockholders and to pay its expenses. These payments by the Company's subsidiaries may take the form of either dividends or interest payments on amounts loaned to such subsidiaries by the Company.

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In the Company's insurance subsidiaries' states of domicile, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets or to pay cash dividends in any twelve month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders as of the preceding year end, each as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. An aggregate of $141.5 million was available in 1997 for the payment of dividends and other distributions by the Company's top-tier insurance subsidiaries without regulatory approval, of which amount $109.9 million was paid. The Company anticipates that $151.9 million will be available in 1998 for such purposes.

     The Company's liquidity requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in the first quarter of 1998. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     During 1997, the Company sold commercial mortgage loans acquired through the Paul Revere Merger with a principal amount of $268.1 million and a book value of $258.4 million. The purpose of this transaction was to increase the liquidity and improve the asset quality and asset/liability management of the investment portfolio.

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

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. These non-current investments are primarily foreclosed real estate and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments totaled $6.9 million at March 31, 1998, or 0.04 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $3.1 billion on an amortized cost basis at March 31, 1998 and December 31, 1997. At March 31, 1998, the mortgage-backed securities had an average life of 9.2 years and effective duration of 7.4 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

     Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Management does not anticipate any liquidity problem caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

     The Company's exposure to below-investment-grade fixed maturity securities at March 31, 1998, was $1,366.4 million, representing 7.0 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,297.1 million at December 31, 1997, representing 6.6 percent of invested assets.

     Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. Management continually models and tests all asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy as well as to prepare for the most disadvantageous outcomes.

     The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps to manage and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio. During the first quarter of 1998, transactions of this type totaled $415.0 million, increasing yield on $63.5 million of purchased securities by approximately 153 basis points.

YEAR 2000

     In 1996, the Company completed the planning phase of a project to modify its computer information systems enabling proper processing of date data relating to the year 2000 and beyond. The Company is now in the process of executing its plan and expects all systems to be compliant by the end of 1998. The total incremental cost of the project is estimated to be between $6.7 million and $8.3 million. The Company is expensing all costs associated with these system changes.

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibit 15  Letter re: unaudited interim financial
                      information

          Exhibit 27   Financial Data Schedule (for SEC use only)


(b)       Reports on Form 8-K:

          Form 8-K filed on March 1, 1998, relating to the Company and the Provident Financing Trust I (the "Provident Trust") offering for sale pursuant to a preliminary prospectus, subject to completion, $250,000,000 aggregate amount of Capital Securities representing preferred undivided beneficial interests in the assets of Provident Trust.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.
                                 (Registrant)



Date:  May 13, 1998
                                 /s/J. Harold Chandler
                                 ----------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                  Chief Executive Officer



Date:  May 13, 1998
                                 /s/Thomas R. Watjen
                                 --------------------
                                 Thomas R. Watjen
                                 Vice Chairman and
                                  Chief Financial Officer

                               INDEX OF EXHIBITS



              EXHIBIT                                              PAGE


Exhibit 15   Letter re: unaudited interim financial information     30

Exhibit 27   Financial Data Schedule for the three months ended
             March 31, 1998 (for SEC use only)                      31

Exhibit 27   Restated Financial Data Schedule for the nine months
             ended September 30, 1997 (for SEC use only)            32

Exhibit 27   Restated Financial Data Schedule for the six months
             ended June 30, 1997 (for SEC use only)                 33

Exhibit 27   Restated Financial Data Schedule for the three months
             ended March 31, 1998 (for SEC use only)                34

Exhibit 27   Restated Financial Data Schedule for the year ended
             December 31, 1996 (for SEC use only)                   35