Form 10-Q
period 1998-06-30
PROVIDENT COMPANIES INC /DE/
filed 1998-08-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

Yes      X         No
      -------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      OUTSTANDING AT JUNE 30, 1998
------------------------------      ----------------------------------
Common Stock, $1.00 Par Value                   135,169,206

                           PROVIDENT COMPANIES, INC.


                                     INDEX


                                                                   PAGE
PART I.

  FORWARD LOOKING STATEMENTS                                         3

  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Statements of Financial
             Condition at June 30, 1998 and December 31, 1997        4

           Condensed Consolidated Statements of Income
             for the Three Months and Six Months
             Ended June 30, 1998 and 1997                            6

           Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998 and 1997         7

           Notes to Condensed Consolidated Financial Statements      8

           Independent Auditors' Review Report                      14


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    15


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Securities Holders    41

  Item 5.  Other Information                                        41

  Item 6.  Exhibits and Reports on Form 8-K                         42

                                     PART 1


                           FORWARD LOOKING STATEMENTS


From time to time, the Company may publish forward-looking statements relating to such matters as financial performance and the business of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order for the Company to comply with the terms of the safe harbor the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements, which involve certain risks and uncertainties. These factors include, (i) heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital requirements, and other financial viability requirements;
(iii) failure to develop multiple distribution channels in order to obtain new customers or failure to retain existing customers; (iv) inability to carry out product design, marketing and sales plans, including, among others, planned changes to existing products (which may result in reduced market acceptance of the revised products) or planned strategies to penetrate new market segments;
(v) loss of key executives; (vi) changes in interest rates causing a reduction of investment income; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends;
(ix) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates or portfolio yield used in calculating reserve amounts; (x) failure to continue improvement of the Company's disability insurance claims management process; and (xi)failure to develop and maintain systems and other information technology that are sufficient to support Company initiatives and changes; (xii) failure to substantially complete the Company's Year 2000 project in a manner that avoids a material adverse impact on results of operations arising from Year 2000 issues; and (xiii) litigation involving the Company's business and activities. See "Risk Factors" included in the Company's report on Form 10-K for the year ended December 31, 1997 (pp.17-20), incorporated herein by reference. See also "Year 2000 Issues" below.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                      June 30             December 31
                                                       1998                  1997
                                                         (in millions of dollars)
                                                      -------------------------------
                                                      (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                          $15,056.4             $17,035.1
          Held-to-Maturity                                298.9                 306.8
       Equity Securities                                   17.2                  10.0
       Mortgage Loans                                      18.0                  17.8
       Real Estate                                         43.9                  87.1
       Policy Loans                                     2,049.7               1,983.9
       Other Long-term Investments                         33.2                  22.6
       Short-term Investments                               0.5                  57.5
                                                      ---------             ---------
          Total Investments                            17,517.8              19,520.8

    Cash and Bank Deposits                                 64.6                  37.7
    Accounts and Premiums Receivable                      111.7                 166.4
    Reinsurance Receivable                              3,212.6                 987.2
    Accrued Investment Income                             349.1                 363.2
    Deferred Policy Acquisition Costs                     392.0                 362.9
    Value of Business Acquired                            507.9                 560.8
    Goodwill                                              702.7                 732.3
    Property and Equipment                                115.5                 109.2
    Miscellaneous                                          28.9                  26.2
    Separate Account Assets                               354.7                 310.9
                                                      ---------             ---------

TOTAL ASSETS                                          $23,357.5             $23,177.6
                                                      =========             =========

See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                                     June 30             December 31
                                                                                       1998                  1997
                                                                                        (in millions of dollars)
                                                                                   -----------------------------------
                                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits                                                      $   497.1             $   531.2
    Reserves for Future Policy and Contract Benefits
      and Unearned Premiums                                                            13,496.0              13,193.8
    Policyholders' Funds and Experience Rating Refunds                                  3,691.7               4,328.0
    Federal Income Tax Liability                                                          308.1                 190.1
    Short-term Debt                                                                       628.9                 150.7
    Long-term Debt                                                                        200.0                 725.0
    Other Liabilities                                                                     534.1                 468.6
    Separate Account Liabilities                                                          354.7                 310.9
                                                                                      ---------             ---------

TOTAL LIABILITIES                                                                      19,710.6              19,898.3
                                                                                      ---------             ---------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBT SECURITIES
  OF THE COMPANY                                                                          300.0                     -
                                                                                      ---------             ---------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 6

STOCKHOLDERS' EQUITY
    Preferred Stock                                                                           -                 156.2
    Common Stock, $1 par                                                                  135.7                 135.2
    Additional Paid-in Capital                                                            754.3                 750.6
    Retained Earnings                                                                   1,753.3               1,635.2
    Accumulated Other Comprehensive Income--Note 7                                        714.0                 603.6
    Treasury Stock                                                                        (10.4)                 (1.5)
                                                                                      ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                              3,346.9               3,279.3
                                                                                      ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $23,357.5             $23,177.6
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                            Three Months Ended June 30      Six Months Ended June 30
                                                               1998           1997            1998            1997
                                                                   (in millions of dollars, except share data)
                                                         --------------------------------------------------------------
REVENUE
   Premium Income                                           $      579.4   $      590.0    $    1,166.6    $      877.5
   Net Investment Income                                           348.3          364.7           710.1           627.2
   Net Realized Investment Gains                                     2.8            1.5             9.0             6.2
   Other Income                                                     52.5           37.6            90.9            54.2
                                                            ------------   ------------    ------------    ------------
TOTAL REVENUE                                                      983.0          993.8         1,976.6         1,565.1
                                                            ------------   ------------    ------------    ------------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                                    465.1          468.7           932.1           760.4
   Change in Reserves for Future Policy and
      Contract Benefits and Policyholders' Funds                   153.8          200.3           322.4           310.4
   Amortization
      Deferred Policy Acquisition Costs                             19.3           19.2            38.9            36.5
      Value of Business Acquired                                     8.6           10.1            17.3            10.2
      Goodwill                                                       5.4            4.2            10.9             4.4
   Interest Expense on Debt                                         18.4            9.5            34.0            15.8
   Salaries                                                         56.7           53.5           111.4            77.0
   Commissions                                                      62.1           65.7           131.1            96.9
   Other Operating Expenses                                         69.5           71.9           141.5           100.0
                                                            ------------   ------------    ------------    ------------
TOTAL BENEFITS AND EXPENSES                                        858.9          903.1         1,739.6         1,411.6
                                                            ------------   ------------    ------------    ------------

INCOME BEFORE FEDERAL INCOME TAXES                                 124.1           90.7           237.0           153.5
FEDERAL INCOME TAXES                                                49.3           31.0            91.1            53.0
                                                            ------------   ------------    ------------    ------------
NET INCOME                                                  $       74.8   $       59.7    $      145.9    $      100.5
                                                            ============   ============    ============    ============

NET INCOME PER COMMON SHARE
   Basic                                                    $       0.55   $       0.42    $       1.07    $       0.83
   Assuming Dilution                                        $       0.54   $       0.41    $       1.04    $       0.81

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                     135,142,701    134,147,472     135,045,931     113,792,672
   Assuming Dilution                                         138,626,889    136,650,166     138,641,309     116,151,010

DIVIDENDS PER COMMON SHARE                                  $       0.10   $       0.09    $       0.20    $       0.18

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                                Six Months Ended June 30
                                                                                1998                1997
                                                                                (in millions of dollars)
                                                                            -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $   284.9          $   369.3
                                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                          1,022.7              724.7
   Proceeds from Maturities of Investments                                       592.6              752.6
   Purchase of Investments                                                    (1,458.1)          (1,172.6)
   Net Sales of Short-term Investments                                            54.3              347.7
   Acquisition of Business--Note 4                                                   -             (857.8)
   Disposition of Business--Note 5                                                58.0                  -
   Other                                                                         (15.7)             (15.0)
                                                                             ---------          ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 253.8             (220.4)
                                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                              47.8              287.0
   Maturities and Benefit Payments from Policyholder Accounts                   (618.5)          (1,194.5)
   Net Short-term Borrowings                                                     478.2                  -
   Net Long-term Borrowings (Repayments)                                        (525.0)             425.9
   Issuance of Company Obligated Mandatorily Redeemable Preferred
     Securities                                                                  300.0                  -
   Redemption of Preferred Stock                                                (156.2)                 -
   Issuance of Common Stock                                                        4.2              384.3
   Dividends Paid to Stockholders                                                (31.0)             (26.6)
   Other                                                                         (11.3)               0.3
                                                                             ---------          ---------
NET CASH USED BY FINANCING ACTIVITIES                                           (511.8)            (123.6)
                                                                             ---------          ---------

Effect of Foreign Exchange Rate Changes on Cash                                      -               (0.7)
                                                                             ---------          ---------

NET INCREASE IN CASH AND BANK DEPOSITS                                            26.9               24.6

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                     37.7               19.3
                                                                                ------          ---------

CASH AND BANK DEPOSITS AT END OF PERIOD                                          $64.6          $    43.9
                                                                                 =====          =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2--DEBT AND EQUITY SECURITIES

On February 24, 1998, the Company repaid the $725.0 million outstanding borrowing on its revolving credit facility and redeemed its cumulative preferred stock outstanding of $156.2 million at $150 per share equivalent to $25 per depositary share. The debt repayment and preferred stock redemption were funded through short-term borrowings.

In May 1997, the Securities and Exchange Commission declared effective a shelf registration statement pursuant to which the Company could issue up to $900.0 million in debt and/or equity securities. On March 16, 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. On March 16, 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities. On July 9, 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7% senior notes due July 15, 2018.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30                       June 30
                                                                  1998           1997           1998           1997
                                                                               (in millions of dollars)
                                                            ------------------------------------------------------------
Revenue (Excluding Net Realized Investment
  Gains and Losses)
    Individual Disability and Life                                $561.4         $535.8       $1,118.5       $  797.8
    Employee Benefits                                              271.5          248.8          530.9          394.6
    Other Operations                                               147.3          207.7          318.2          366.5
                                                                  ------         ------       --------       --------

        Total                                                     $980.2         $992.3       $1,967.6       $1,558.9
                                                                  ======         ======       ========       ========

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Disability and Life                                $ 78.3         $ 60.1       $  153.4       $   85.9
    Employee Benefits                                               31.7           12.0           58.5           24.3
    Other Operations                                                11.3           17.1           16.1           37.1
                                                                  ------         ------       --------       --------

        Total                                                     $121.3         $ 89.2       $  228.0       $  147.3
                                                                  ======         ======       ========       ========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30                       June 30
                                                                  1998           1997           1998           1997
                                                                               (in millions of dollars)
                                                            ------------------------------------------------------------
Revenue (Including Net Realized Investment
 Gains and Losses)
    Individual Disability and Life                                $563.2         $537.3       $1,129.4       $  804.2
    Employee Benefits                                              271.6          248.6          532.6          394.2
    Other Operations                                               148.2          207.9          314.6          366.7
                                                                  ------         ------       --------       --------

        Total                                                     $983.0         $993.8       $1,976.6       $1,565.1
                                                                  ======         ======       ========       ========

Income Before Federal Income Taxes
    Individual Disability and Life                                $ 80.1         $ 61.6       $  164.3       $   92.3
    Employee Benefits                                               31.8           11.8           60.2           23.9
    Other Operations                                                12.2           17.3           12.5           37.3
                                                                  ------         ------       --------       --------

        Total                                                     $124.1         $ 90.7       $  237.0       $  153.5
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

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 4--ACQUISITION OF BUSINESS

GENEX SERVICES, INC.

On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX) at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $17.9 million and $8.9 million, respectively. The purchase price has been allocated to goodwill and is being amortized on a straight-line basis over a 25 year period. The consolidated financial statements include the operating results of GENEX from March 1, 1997.

THE PAUL REVERE CORPORATION

On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million, common equity of $437.5 million and cash of $2.5 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $6,680.0 million and $6,675.4 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life products. Goodwill is being amortized on a straight-line basis over a 40 year period.

The following pro forma results of operations for the six months ended June 30, 1997, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of the period presented, are as follows:

                                                 Six Months Ended
                                                   June 30, 1997
                                                  (in millions of
                                                  dollars, except
                                                    share data)
                                                 ----------------
Revenue                                               $2,021.5
Income Before Federal Income Taxes                       201.9
Net Income                                               129.5
Net Income per Common Share
   Basic                                                  0.92
   Assuming Dilution                                      0.90

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 4--ACQUISITION OF BUSINESS - CONTINUED

Revenue and income before federal income taxes include $36.4 million of pre-tax net realized investment gains for the acquired companies for the 1997 period prior to acquisition. Net income includes $23.7 million ($0.18 per common share) of after-tax net investment gains for the 1997 period prior to acquisition.

NOTE 5--SALE OF A PORTION OF A LINE OF BUSINESS

In December 1997, the Company entered into an agreement with American General Corporation (American General) under which various affiliates of American General agreed to acquire certain assets and assume certain liabilities of the Company's individual and tax-sheltered annuity business for approximately $58.0 million in cash. In addition, American General acquired a number of miscellaneous group pension lines of business which were no longer actively marketed by the Company. The sale did not include the Company's Canadian annuity business, traditional guaranteed investment contracts, or group single premium annuities. The sale was completed during the second quarter of 1998. On a statutory basis, assets transferred to American General in connection with the business sold had a carrying value of approximately $2,413.3 million, and liabilities assumed by American General totaled $2,493.1 million. In connection with the sale, the Company wrote off $18.7 million of goodwill associated with the annuity business acquired from Paul Revere. The gain on sale of this business increased 1998 operating earnings by $12.2 million ($0.09 per common share) before taxes and $1.4 million ($0.01 per common share) after taxes.

NOTE 6--COMMITMENTS AND CONTINGENT LIABILITIES

Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts against the Company - one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date no class has been certified in either lawsuit. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 41 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 41 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 7--COMPREHENSIVE INCOME

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

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1998

NOTE 7--COMPREHENSIVE INCOME - CONTINUED

The components of accumulated other comprehensive income, net of related tax, are as follows:

                                                                                      June 30               December 31
                                                                                        1998                    1997
                                                                                         (in millions of dollars)
                                                                              -----------------------------------------------
Net Unrealized Gain on Securities                                                       $740.2                  $624.3
Foreign Currency Translation Adjustment                                                  (26.2)                  (20.7)
                                                                                        ------                  ------

Accumulated Other Comprehensive Income                                                  $714.0                  $603.6
                                                                                        ======                  ======


The components of comprehensive income, net of related tax, are as follows:

                                                                   Three Months Ended              Six Months Ended
                                                                         June 30                        June 30
                                                                   1998           1997            1998           1997
                                                                                (in millions of dollars)
                                                            --------------------------------------------------------------
Net Income                                                        $ 74.8          $ 59.7         $145.9          $100.5
Change in Net Unrealized Gain on Securities                         88.5           215.1          115.9           147.7
Change in Foreign Currency Translation Adjustment                   (7.9)            1.7           (5.5)            1.3
                                                                  ------          ------         ------          ------

Comprehensive Income                                              $155.4          $276.5         $256.3          $249.5
                                                                  ======          ======         ======          ======

INDEPENDENT AUDITORS' REVIEW REPORT



Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of June 30, 1998, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Chattanooga, Tennessee
August 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results of the first six months of 1998 but for only four and three months of the first six months of 1997, respectively, the difference in comparability of the periods is frequently attributable to that fact as indicated below.

OPERATING RESULTS

     Revenue excluding net realized investment gains and losses ("revenue") declined $12.1 million, or 1.2 percent, to $980.2 million in the second quarter of 1998 from $992.3 million in the second quarter of 1997. The decline was the result of lower revenue in the other operations segment ($60.4 million), which was partly offset by slightly higher revenue in the individual disability and life segment ($25.6 million) and employee benefits segment ($22.7 million).

     In the first six months of 1998, revenue increased $408.7 million, or 26.2 percent, to $1,967.6 million from $1,558.9 million in the first six months of 1997. The increase was the result of higher revenue in the individual disability and life segment ($320.7 million) and employee benefits segment ($136.3 million), which was partly offset by lower revenue in the other operations segment ($48.3 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $32.1 million, or 36.0 percent, to $121.3 million in the second quarter of 1998, from $89.2 million in the second quarter of 1997. The increase was the result of increased income in the individual disability and life segment ($18.2 million) and employee benefits segment ($19.7 million), which was partly offset by lower income in the other operations segment ($5.8 million).

     In the first six months of 1998, income increased $80.7 million, or 54.8 percent, to $228.0 million, from $147.3 million in the first six months of 1997. The increase was the result of increased income in the individual disability and life segment ($67.5 million) and the employee benefits segment ($34.2 million), which was partly offset by lower income in the other operations segment ($21.0 million).

     Net income increased $15.1 million, or 25.3 percent, to $74.8 million in the second quarter of 1998, from $59.7 million in the second quarter of 1997. Net realized investment gains after taxes were $1.9 million in the second quarter of 1998, compared to $1.0 million in the second quarter of 1997. For the first six months of 1998, net income increased $45.4 million, or 45.2 percent, to $145.9 million, from $100.5 million in the first six months of 1997. Net realized investment gains after taxes were $6.0 million in the first six months of 1998, compared to $4.1 million in the first six months of 1997.

     The gain on the sale of the Company's annuity business (discussed in detail in the other operations segment) increased operating results for the three and six months periods ended June 30, 1998 by $12.2 million before taxes and $1.4 million after taxes.

INDIVIDUAL DISABILITY AND LIFE

     Revenue in the individual disability and life segment increased $25.6 million, or 4.8 percent, to $561.4 million in the second quarter of 1998, from $535.8 million in the second quarter of 1997. The increase was primarily the result of an increase in investment income of $26.8 million, or 16.8 percent, to $186.4 million in the second quarter of 1998, compared to $159.6 million in the second quarter of 1997. This increase is primarily due to increased capital allocation to this segment and a shift in investment mix to higher yielding investments in the Paul Revere portfolio. Premium income in this segment declined $2.8 million, or 0.8 percent, to $365.0 million in the second quarter of 1998, from $367.8 million in the second quarter of 1997. The decline was primarily the result of lower premium income in both the individual disability income and individual life lines of business.

     For the first six months of 1998, revenue in this segment increased $320.7 million, or 40.2 percent, to $1,118.5 million, from $797.8 million in the first six months of 1997. The increase was primarily the result of the acquisition of Paul Revere. Net investment income increased $101.2 million, or 39.3 percent, to $358.9 million in the first six months of 1998, from $257.7 million in the first six months of 1997, primarily due to the acquisition of Paul Revere, the shift in investment mix to higher yielding investments, and increased capital allocation. Premium income in this segment increased $209.8 million, or 39.6 percent, to $739.0 million in the first six months of 1998, from $529.2 million in the first six months of 1997, reflecting the acquisition of Paul Revere.

     In November 1994, the Company announced its intention to discontinue the sale of individual disability products which combined lifetime benefits and short elimination periods with own-occupation provisions (other than conversion policies available under existing contractual arrangements). At the same time the Company began introducing products that insured "loss of earnings" as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of Paul Revere in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio. The Company expects to continue to offer selected Paul Revere products with own-occupation (while not working) features applying stricter underwriting standards. The Company is in the process of repricing these selected products and making modifications to their features where appropriate. Going forward, the Company expects to offer a limited portfolio of own-occupation based coverages along with its more complete line of loss of earnings related disability coverages.

     In the second quarter of 1998, new annualized sales in the individual disability income line totaled $26.7 million, compared to $32.1 million in the second quarter of 1997 and $ 26.2 million in the first quarter of 1998, reflecting the continued product transition. On a pro forma basis, sales of individual disability income contracts declined in 1998 compared to the previous year, reflecting the disruption associated with the continued product transition and, secondarily, with the consolidation of the Company's and Paul Revere's sales offices and related realignment of the field sales force.

     Revenue is not expected to be significantly impacted by the transition in products due to continued favorable persistency. The magnitude and duration of the decline in sales from previous years, such as that experienced during 1997 and the first six months of 1998, are dependent on the response of customers and competitors in the industry.

     Income in the individual disability and life segment increased $18.2 million, or 30.3 percent, to $78.3 million in the second quarter of 1998, from $60.1 million in the second quarter of 1997. Income from the individual disability income line of business increased $15.9 million, or 31.0 percent, to $67.2 million in the second quarter of 1998, from $51.3 million in the first quarter of 1997. This increase is primarily due to increased investment income in the individual disability income line of business and an improvement in net claim resolutions on the Paul Revere block of business. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past three years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. Also in this segment, income in the individual life line of business increased $2.3 million, or 26.1 percent, to $11.1 million in the second quarter of 1998, from $8.8 million in the second quarter of 1997. This increase is primarily due to higher investment income.

     For the first six months of 1998, income in this segment increased $67.5 million, or 78.6 percent, to $153.4 million from $85.9 million in the first six months of 1997. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. Income in the individual disability income line of business increased $62.6 million, or 86.0 percent, to $135.4 million in the first six months of 1998, from $72.8 million in the first six months of 1997. This improvement is primarily due to the acquisition of Paul Revere. Also in this segment, income in the individual life line of business increased $4.9 million, or 37.4 percent, to $18.0 million in the first six months of 1998, from $13.1 million in the first six months of 1997. This increase is primarily due to the acquisition of Paul Revere and higher investment income.

EMPLOYEE BENEFITS

     Revenue in the employee benefits segment increased $22.7 million, or 9.1 percent, to $271.5 million in the second quarter of 1998, from $248.8 million in the second quarter of 1997. The increase was primarily the result of an increase in premium income in this segment of $15.1 million, or 7.9 percent, to $206.1 million in the second quarter of 1998, from $191.0 million in the second quarter of 1997. The increase in premium income was primarily the result of increased premium income in the group disability, group life, and voluntary benefits lines of business.

     For the first six months of 1998, revenue in this segment increased $136.3 million, or 34.5 percent, to $530.9 million from $394.6 million in the first six months of 1997. Premium income increased $99.8 million, or 33.0 percent, to $402.1 million in the first six months of 1998, from $302.3 million in the first six months of 1997. The increase is the result of the acquisition of Paul Revere and increased premium income in the group disability, group life, and voluntary benefits lines of business. Also in this segment, revenue from GENEX totaled $47.0 million in the first six months of 1998 compared to $28.6 million of revenue contributed in 1997 subsequent to its acquisition.

     Income in the employee benefits segment increased $19.7 million, or 164.2 percent, to $31.7 million in the second quarter of 1998, from $12.0 million in the second quarter of 1997. Income in the group disability line of business increased to $16.1 million in the second quarter of 1998 compared to $3.8 million in the second quarter of 1997, primarily due to the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies, increased business volumes, and lower expenses. Voluntary benefits reported income of $4.8 million in the second quarter of 1998 compared to $3.4 million in the second quarter of 1997. The group life line of business produced income of $8.9 million in the second quarter of 1998 compared to $3.3 million in the second quarter of 1997.

     For the first six months of 1998, income increased $34.2 million, or 140.7 percent, to $58.5 million, from $24.3 million in the first six months of 1997. The increase is primarily the result of the acquisition of Paul Revere and improved results in the group disability, group life, and voluntary benefits lines of business. The group disability line of business produced income of $30.4 million in the first six months of 1998 compared to $7.5 million in the first six months of 1997, primarily due to the acquisition of Paul Revere and the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies, increased business volumes, and lower expenses. Voluntary benefits reported income of $8.0 million in the first six months of 1998 compared to $6.9 million in the first six months of 1997. The group life line of business produced income of $16.1 million in the first six months of 1998 compared to $4.3 million in the first six months of 1997.

OTHER OPERATIONS

     The other operations segment includes the Company's group pension products, corporate-owned life insurance ("COLI"), medical stop-loss, individual annuities, corporate interest expense, goodwill amortization, and corporate (unallocated) capital and assets. The closed blocks of business have been segregated for reporting and monitoring purposes.

     Effective January 1, 1998, the Company entered into an agreement with Connecticut General Life Insurance Company ("Connecticut General") for Connecticut General to reinsure, on a 100% coinsurance basis, the Company's in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates ("CIGNA"). This reinsured block constitutes substantially all of the Company's medical stop-loss insurance business. The small portion remaining consists of medical stop-loss coverages sold to clients other than those of CIGNA. These coverages will not be renewed. During 1997, the medical stop-loss business produced income of $6.6 million. During the first six months of 1998, this business produced revenue of $8.3 million and income of $2.7 million.

     Effective April 30, 1998, the Company closed the sale of its in-force individual and tax-sheltered annuity business to various affiliates of American General Corporation ("American General"). The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities in Provident Life and Accident Insurance Company ("Accident"), Provident National Assurance Company ("National"), The Paul Revere Life Insurance Company ("Paul Revere Life"), The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable"), and The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"). In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970's and 1980's which were no longer actively marketed by the Company. Pursuant to an administrative services agreement, an affiliate of American General will be providing administrative services to registered separate accounts of Paul Revere Variable and National. The sale does not include the Company's block of traditional guaranteed investment contracts ("GICs") or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million.

     On June 30, 1997, the Company announced that it had agreed to transfer its dental business to Ameritas Life Insurance Corp. ("Ameritas"). The dental block, which was acquired in the Paul Revere acquisition, produced $39.2 million in premium income in 1997. The full transition of the dental business to Ameritas was completed in November 1997.

     Revenue in the other operations segment declined $60.4 million, or 29.1 percent, to $147.3 million in the second quarter of 1998, from $207.7 million in the second quarter of 1997. Revenue from the individual annuity line totaled $27.7 million in the second quarter of 1998, compared to $46.2 million in the second quarter of 1997. Included in the 1998 second quarter and year-to-date revenue is a gain of $12.2 million from the sale of the annuity business. Revenue from the group pension line of business declined $25.8 million, or 32.8 percent, to $52.8 million in the second quarter of 1998, from $78.6 million in the second quarter of 1997. This decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business.

     For the first six months of 1998, revenue in this segment declined $48.3 million, or 13.2 percent, to $318.2 million, from $366.5 million in the first six months of 1997. The decline is primarily the result of a decrease in funds under management resulting from the discontinuation of the sale of products in the group pension business. Revenue in this line declined $53.3 million, or 32.5 percent, to $110.8 million in the first six months of 1998, from $164.1 million in the first six months of 1997.

     Management expects that revenue in 1998 from this segment will decline from the levels recorded in 1997 due to the decline in funds under management and the sale of the individual annuity line of business.

     Income in the other operations segment declined $5.8 million, or 33.9 percent, to $11.3 million in the second quarter of 1998, from $17.1 million in the second quarter of 1997. The decline in this segment was due in part to lower income in the group pension line of business, which declined to $6.0 million in the second quarter of 1998, from $6.9 million in the second quarter of 1997 primarily due to the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the medical stop-loss line of business declined to $1.6 million in the second quarter of 1998 from $2.3 million in the second quarter of 1997, reflecting lower premium income and the strategic decision to reinsure this business. Income from the individual annuity business was $12.7 million in the second quarter of 1998 compared to $7.2 million in the second quarter of 1997. Included in the 1998 second quarter and year-to-date income is a gain of $12.2 million from the sale of the annuity business. Income from the COLI line of business increased to $5.6 million in the second quarter of 1998 from $4.5 million in the second quarter of 1997. Interest expense on debt totaled $17.4 million in the second quarter of 1998, compared to $9.5 million in the second quarter of 1997. Goodwill amortization totaled $5.4 million in the second quarter of 1998, compared to $4.2 million in the second quarter of 1997.

     For the first six months of 1998, income in this segment declined $21.0 million, or 56.6 percent, to $16.1 million in the first six months of 1998, from $37.1 million in the first six months of 1997. The decline in this segment was due in part to lower income in the group pension line of business, which declined to $14.0 million in the first six months of 1998, from $17.7 million in the first six months of 1997, primarily as a result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the medical stop-loss line of business declined to $2.7 million in the first six months of 1998 from $6.6 million in the first six months of 1997. Income from the annuity line of business was $12.9 million for the first six months of 1998 compared to $7.6 million for 1997. Income from the COLI line of business increased to $11.0 million in the first six months of 1998 from $9.2 million in the first six months of 1997. Interest expense on debt totaled $33.0 million in the first six months of 1998, compared to $15.8 million in the first six months of 1997. Goodwill amortization totaled $10.9 million in the first six months of 1998, compared to $4.4 million in the first six months of 1997.

     Management expects that income in 1998 from this segment will continue to decline from the levels recorded in 1997 due to the sale of the annuity line and the continued run-off of the group pension business.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1997, the Company consummated the acquisition of Paul Revere ("Paul Revere Merger"), which was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance and cash to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million revolving bank credit facility with various domestic and international banks. The revolving bank credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere and GENEX, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At December 31, 1997, outstanding borrowings under the revolving bank credit facility were $725.0 million. The revolving bank credit facility was repaid on February 24, 1998. The Company also redeemed its outstanding 8.10% cumulative preferred stock, which had an aggregate value of $156.2 million, on February 24, 1998. The debt repayment and preferred stock redemption were funded through short-term borrowing.

     In May 1997, the Securities and Exchange Commission declared effective a shelf registration statement pursuant to which the Company could issue up to $900.0 million in debt and/or equity securities. On March 16, 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. On March 16, 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities.

     In April 1998, the Company entered into a $150.0 million five-year revolving credit facility and a $150.0 million 364-day revolving credit facility with various domestic and international banks. The purpose of the facilities is for general corporate purposes.

     On July 9, 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7.0% senior notes due July 15, 2018.

     The Company believes the cash flow from its operations will be sufficient to meet its operating and financial cash flow requirements. Periodically, the Company may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

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

     The Company's liquidity requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash flow from operations was sufficient in the second quarter and first six months of 1998. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments.
The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

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

INVESTMENTS

     Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The following table provides the distribution of invested assets for the periods indicated.

                                                    June 30    December 31
                                                    --------  --------------
                                                      1998     1997    1996
                                                    --------  ------  ------
Investment-Grade Fixed Maturity Securities             80.1%   82.2%   77.0%
Below-Investment-Grade Fixed Maturity Securities        7.6     6.6     6.7
Equity Securities                                       0.1     0.1     0.1
Mortgage Loans                                          0.1     0.1      --
Real Estate                                             0.2     0.4     1.1
Policy Loans                                           11.7    10.2    13.1
Other                                                   0.2     0.4     2.0
                                                      -----   -----   -----
 Total                                                100.0%  100.0%  100.0%
                                                      =====   =====   =====

     The following table provides certain investment information and results for the periods indicated.

                                       Six Months Ended
                                           June 30     Year Ended December 31
                                          ----------  ------------------------
                                             1998        1997         1996
                                          ----------  -----------  -----------
                                                (in millions of dollars)

Average Cash and Invested Assets          $18,899.8    $17,808.2    $14,056.3
Net Investment Income                     $   710.1    $ 1,354.7    $ 1,090.1
Average Yield *                                 7.5%         7.6%         7.8%
Net Realized Investment Gains (Losses)    $     9.0    $    15.1    $    (8.6)

-----------------
* Average yield is determined by dividing annualized net investment income by the average cash and invested assets for the period. Excluding net unrealized gains on securities, the yield is 8.2%, 8.0%, and 8.1% for the first six months of 1998, full year 1997, and full year 1996, respectively.

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. These non-current investments are primarily foreclosed real estate and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments totaled $6.7 million at June 30, 1998, or 0.04 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $2.3 billion on an amortized cost basis at June 30, 1998 and $3.1 billion at December 31, 1997. At June 30, 1998, the mortgage-backed securities had an average life of
10.1 years and effective duration of 7.2 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

     The Company's exposure to below-investment-grade fixed maturity securities at June 30, 1998, was $1,337.1 million, representing 7.6 percent of invested assets, below the Company's internal limit of

10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,297.1 million at December 31, 1997, representing 6.6 percent of invested assets.

     Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. Management regularly models and tests all asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy as well as to prepare for the most disadvantageous outcomes.

     The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps to manage and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio. During the second quarter of 1998, transactions of this type totaled $30.0 million in notional amount, increasing yield on $30.5 million of purchased securities by approximately 141 basis points.

     In 1997, the Company opened $400.0 million of interest rate futures contracts and wrote $50.0 million of options on interest rate futures in order to hedge the anticipated refinancing of long-term debt. These contracts were terminated during the first quarter of

1998 at the time the $200.0 million of debt and $300.0 million of capital securities offerings were completed. During the second quarter of 1998, the Company opened $400.0 million of options on interest rate futures in order to hedge the borrowing rate on the remaining debt offering. This position was terminated in July upon completion of the debt offering.

YEAR 2000 ISSUES

     As are many other businesses in this country and abroad, the Company is affected in numerous ways, both by its own computer information systems and by third parties with which it has business relationships, in the processing of date data relating to the year 2000 and beyond. Failure to adequately address and substantially resolve year 2000 issues could, and as to mission critical systems in certain circumstances would, have a material adverse effect on the Company's business, results of operations, or financial condition. While there can be no assurance as to its success, the Company has a project underway which is intended and designed to avoid any such material adverse effect from year 2000 issues.

     In 1996 the Company completed the significant aspects of the planning phase of a project designed to modify its computer information systems to enable proper processing of date data relating to the year 2000. This project has a number of phases, including (i) planning; (ii) inventory (ascertaining the various internal systems and external relationships potentially affected by year 2000 issues); (iii) analysis (determining the extent to which the system or relationship has a year 2000 issue and the most appropriate method of remediation or conversion to a compliant alternative); (iv) construction (remediating the system in order to be compliant); (v) testing (subjecting the remediated system to: (a) regression testing to validate current processing, (b) integrated testing to validate interconnected and future date processing in the current environment, and (c) year 2000 testing to validate processing in a date forward year 2000 environment); and (vi) completion. The Company's approach has primarily been one of modifying or remediating systems to make them compliant since there are not generally compliant replacements available in the market that will meet the Company's operational needs. In some instances non-compliant systems are being replaced with available and usable compliant systems where that approach is both cost and time effective.

     In addition, there are different areas of remediation requiring different solutions. These include the following: (i) business applications (systems supporting core business processes; this area constitutes more than 75 percent of the overall project effort), (ii) user developed systems (non-mission critical systems developed by business areas in the Company for specific tasks),
(iii) hardware and software (computers, central operating systems, software development, and non-information technology systems; this area requires contacting vendors as to year 2000 compliance), (iv) enterprise computing (compliance of the computing infrastructure and year 2000 test facilities), and
(v) business partners (other external business relationships that have year 2000 compliance issues; this area requires contacting third parties as to the status of year 2000 compliance). Operational control of the project is the responsibility of the project office.


      The following table provides information as to the timeline of phases of completion of the year 2000 project for different areas of the Company's business:

                        Year 2000 Project - Time Line(1)


Date               4Q 1995            1Q 1996              2Q 1996            3Q 1996         4Q 1996
--------------------------------------------------------------------------------------------------------
Business           Impact analysis    Initial project      Development of     Pilot
Applications       completed          plan developed       methodology        applications
                                                                              chosen to
                                                                              validate
                                                                              methodology
-----------------------------------------------------------------------------------------------------------
Project Office                        Corporate
                                      awareness
                                      activities begin
-----------------------------------------------------------------------------------------------------------


Date               1Q 1997            2Q 1997             3Q 1997            4Q 1997
----------------------------------------------------------------------------------------------------------
Business          Detail project      Risk assessments                       Regression testing begins
Applications      plan developed      performed,
                                      inventory complete
-------------------------------------------------------------------------------------------------------
User                                                      Inventory Begins   Risk assessments completed
Developed
Systems
-------------------------------------------------------------------------------------------------------
Hardware and                          Vendor surveys      Vendor             Inventory of hardware and
Software                              initiated           management         software begins
                                                          program
                                                          formalized

-------------------------------------------------------------------------------------------------------
Enterprise                            Future date time    Upgrade of         Definition / analysis /
Computing                             machine             infrastructure     work plan development /
                                      environment         products begins    construction of in-house
                                      planning begins                        system applications
-------------------------------------------------------------------------------------------------------
Business                                                  Awareness
Partners                                                  campaign extends
                                                          to responses to
                                                          external
                                                          inquiries

-------------------------------------------------------------------------------------------------------
Project Office                        Documentation and   Project Office     Formalized executive and
                                      audit process       formed             board reporting
                                      defined

-------------------------------------------------------------------------------------------------------

                  Year 2000 Project - Time Line (Continued)(1)

Date              1Q 1998             2Q 1998             3Q 1998            4Q 1998
-------------------------------------------------------------------------------------------------------
Business                              Construction        Full compliance
Applications                          completed,          of business
                                      business            applications
                                      applications
                                      begin
                                      time machine
                                      testing
-------------------------------------------------------------------------------------------------------
User                                                      Systems in         Full compliance
Developed                                                 construction and   of user
Systems                                                   testing            developed
                                                                             systems
 -------------------------------------------------------------------------------------------------------
Hardware and                          Inventory of        Standard software
Software                              field office        configuration
                                      third party         established
                                      service
                                      providers

-------------------------------------------------------------------------------------------------------
Enterprise        Time machine        Certification       Full compliance of
Computing         environment         testing of          home office
                  constructed at      computing           infrastructure,
                  3 sites             infrastructure      network and
                                      completed           telephony systems

-------------------------------------------------------------------------------------------------------
Business          Request for         Contingency         Contingency plans  Business partner
Partners          information         planning process    finalized for all  interface
                  sent to             defined for         critical business  testing
                  electronic          critical business   interfaces
                  business            partners
                  partners
-------------------------------------------------------------------------------------------------------
Project Office                        Testing metrics                        Business impact
                                      established for time                   teams formulated
                                      machine
-------------------------------------------------------------------------------------------------------

                  Year 2000 Project - Time Line (Continued)(1)

Date              1Q 1999             2Q 1999             3Q 1999            4Q 1999 - 2000
-------------------------------------------------------------------------------------------------
Business
Applications
-------------------------------------------------------------------------------------------------
User
Developed
Systems
-------------------------------------------------------------------------------------------------
Hardware and                                                                 Contingency plans
Software                                                                     implemented as
                                                                             required

-------------------------------------------------------------------------------------------------
Enterprise                            Upgrade and
 Computing                            replacement of
                                      all PC systems
                                      completed
-------------------------------------------------------------------------------------------------
Business                              Business                               Contingency plans
Partners                              partner                                implemented as
                                      interface                              required
                                      testing
                                      completed

-------------------------------------------------------------------------------------------------
Project Office    Enterprise -                            Enterprise -
                  wide                                    wide
                  integration                             integration
                  testing for                             testing for
                  re-certification                        re-certification
                  begins                                   complete
-------------------------------------------------------------------------------------------------

(1) With regard to GENEX, a separate operating subsidiary acquired in February 1997, the primary approach to attaining year 2000 compliance will be replacing non-compliant systems with compliant systems. This process is expected to be complete in the third quarter of 1999.

     With the exception of GENEX, the Company expects its systems to be compliant by the end of 1998, although it is unlikely that the Company will have received satisfactory assurances from third parties as to year 2000 compliance by the end of 1998.

     There are numerous instances in which third parties having a relationship with the Company have year 2000 issues to address and resolve. These include primarily vendors of hardware and software, holders of group insurance policies, issuers of investment securities, financial institutions, governmental agencies, and suppliers. An aspect of the project is to identify these third parties and generally to contact them seeking written assurance as to the third party's expectancy to be year 2000 compliant. Written requests have been sent to more than 925 third parties. The nature of the Company's follow up depends upon its assessment of the response and of the materiality of the effect of non-compliance by the third party on the Company. For example, the Company follows up with additional written requests and telephonic inquiries depending upon the circumstances and in some instances determines that it is appropriate to test third party systems about which it has received written assurance. In instances in which the effect of non-compliance may be deemed materially adverse to the Company's business, results of operations, or financial condition, the project personnel are in the process of determining an appropriate contingency arrangement. Project personnel have identified primary business areas which, based on the status of current responses from third parties, have the potential for year 2000 problems. At this time these include cash management, underwriting, client services, and claims. Initial alternatives for contingent arrangements have been selected, and project personnel are considering appropriate documentation of potential procedural changes by the Company or third party providers. With regard to material relationships, contingency plans are expected to be complete by year end 1998.


     Since inception of the project, the Company has expensed $5.8 million through June 30, 1998, in connection with incremental cost of the year 2000 project and estimates an additional $2.5 million to complete the project.

     The effort of the information systems personnel and others devoted to the project has been considerable. Temporary personnel in varying numbers have been retained to assist full time personnel in some phases or aspects of the project. The Company has utilized compensation programs to retain project personnel in order to keep the project on schedule. While the project has required systems management to more closely scrutinize the prioritization of information technology projects, it is not believed that any deferral of information technology projects has had a material impact on the Company. At various stages during the project, the Company has used consultants on some particular aspects
of the project.   The Company has also had occasional contact with certain peer companies comparing approaches to year 2000 issues. The Company has not sought and does not currently expect to obtain independent verification of its processes for dealing with year 2000.

     Given the range of possibilities that may occur in connection with non-compliance with year 2000 that could affect the Company, particularly as a consequence of third parties, the Company is unable to provide an estimate of the impact of such non-compliance on its business, results of operations, or financial condition. With regard to non-compliance resulting from the Company's systems, which the Company believes to be less likely than that resulting from third parties, the Company would devote its financial and personnel resources, which include approximately 250 systems personnel who would be available, to remediate the problem as soon as possible. With regard to non-compliance resulting from third party failure, the Company is trying to determine through responses and other appropriate action where there is any material likelihood of non-compliance having a potentially material impact. In these instances it is seeking to develop an appropriate contingency arrangement that will minimize such impact; however, given the range of possibilities, no assurance can be given that the Company's efforts will be successful.

     The foregoing discussion of the year 2000 issue contains forward-looking statements relating to such matters as financial performance and the business of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order for the Company to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience relating to compliance with year 2000 to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements concerning year 2000 issues, which involve certain risks and uncertainties. These factors include (i) the unanticipated material impact of a system fault of the Company relating to year 2000, (ii) the failure to successfully remediate, in spite of testing, material systems of the Company, (iii) the time it may take to successfully remediate a failure once it occurs, as well as the resulting costs and loss of revenues, and (iv) the failure of third parties to properly remediate material year 2000 problems.

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of Provident Companies, Inc. held on May 6, 1998, Provident's shareholders elected all of management's nominees for the Board of Directors as listed in the proxy statement and approved the following proposals:

                                     Votes
                                      In             Votes
                                     Favor          Withheld
                                     -----          --------
1.  Election of Directors:
       William L. Armstrong        117,752,035      1,191,157
       William H. Bolinder         117,738,449      1,204,743
       J. Harold Chandler          117,742,404      1,200,788
       Charlotte M. Heffner        117,747,511      1,195,681
       Hugh B. Jacks               117,752,085      1,191,107
       Hugh O. Maclellan, Jr.      117,749,964      1,193,228
       A. S. MacMillan             117,741,884      1,201,308
       C. William Pollard          117,659,364      1,283,828
       Scott L. Probasco, Jr.      117,742,168      1,201,024
       Steven S Reinemund         103,436,328     15,506,864
       Burton E. Sorensen          117,737,236      1,205,956
       Thomas R. Watjen            117,746,486      1,196,706

                                    Votes                       Votes
                                     In           Votes       Withheld/
                                    Favor        Against     Abstentions
                                 -----------    ---------    -----------
2.  Approval of the Amended
    and Restated Annual
    Management Incentive
    Compensation Plan of 1994    117,547,589    1,104,034       291,569

3.  Approval of the Stock
    Plan of 1999                 113,614,431    5,050,526       278,235

4.  Approval of Non-Employee
    Director Compensation
    Plan of 1998                 116,952,824    1,712,509       277,859

5.  Approval of the selection
    of Ernst & Young LLP
    as independent auditors      118,797,677       25,474       120,041


     Item 5.  Other Information

     The Company does not currently have a charter or by-law provision relating to the advance notice which must be given by a shareholder making a proposal to be voted on at an annual or special meeting of shareholders. Under current regulations, a proposal that a shareholder wants to have included in the Company's proxy statement and on its proxy card under the provisions of Rule 14a-8 of the Securities Exchange Act of 1934, must be received by the Company not less than 120 calendar days before the date the Company's proxy statement was released to shareholders in connection with the previous year's annual meeting. For the 1998 annual meeting, the Company released the proxy statement to shareholders on April 7, 1998. Therefore, shareholder proposals to be included in the Company's proxy statement and proxy card for the 1999 annual meeting must be received by December 8, 1998.

     Also, the Company's proxy for the 1999 annual meeting may confer discretionary authority to vote on any shareholder proposal of which the Company did not have notice at least 45 days before the date on which the Company mailed its proxy materials for the 1998 annual meeting of shareholders. Therefore, notice of any proposal which the shareholder has not requested to be included in the proxy statement and proxy card under the procedures established by Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company no later than February 20, 1999, in order for the proposal not be subject to the discretionary voting authority.

  Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibit 10.1  Amended and Restated Annual Management Incentive
                    Compensation Plan of 1994

      Exhibit 10.2  Provident Companies, Inc. Stock Plan of 1999

      Exhibit 10.3  Provident Companies, Inc. Non-Employee
                    Director Compensation Plan of 1998

      Exhibit 15    Letter re: unaudited interim
                    financial information

      Exhibit 27    Financial Data Schedule (for SEC use only)


 (b)  Reports on Form 8-K:

      Form 8-K filed on April 9, 1998, relating to the Company and the Provident Financing Trust I (the "Provident Trust") offering for sale pursuant to a preliminary prospectus, subject to completion, $300,000,000 aggregate amount of Capital Securities representing preferred undivided beneficial interests in the assets of Provident Trust, and $200,000,000 of the Company's 7.25% Senior Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.
                                 (Registrant)



Date:  August 10, 1998           /s/ J. Harold Chandler
                                 -------------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                  Chief Executive Officer


Date:  August 10, 1998           /s/ Thomas R. Watjen
                                 -------------------------
                                 Thomas R. Watjen
                                 Vice Chairman and
                                  Chief Financial Officer