Form 10-Q
period 1998-09-30
PROVIDENT COMPANIES INC /DE/
filed 1998-11-13
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

Commission file number                                           1-11834
                                                                 --------

                           PROVIDENT COMPANIES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             62-1598430
-------------------------------                       --------------------------
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

Yes    X         No
     -----           -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                            OUTSTANDING AT SEPTEMBER 30, 1998
-----------------------------           ---------------------------------
Common Stock, $1.00 Par Value                    135,242,680

                         Total number of pages are 152

                           PROVIDENT COMPANIES, INC.



                                     INDEX


                                                                   PAGE
PART I.

  FORWARD LOOKING STATEMENTS                                         3

  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Statements of Financial
          Condition at September 30, 1998 and December 31, 1997      4

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months
          Ended September 30, 1998 and 1997                          6

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1998 and 1997      7

          Notes to Condensed Consolidated Financial Statements       8

          Independent Auditors' Review Report                       14


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       15

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                          40

                                     PART 1


                           FORWARD LOOKING STATEMENTS


From time to time, the Company may publish forward-looking statements relating to such matters as financial performance and the business of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order for the Company to comply with the terms of the safe harbor the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements, which involve certain risks and uncertainties. These factors include, (i) heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new and existing competitors; (ii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital requirements, and other financial viability requirements; (iii) failure to develop multiple distribution channels in order to obtain new customers or failure to retain existing customers; (iv) inability to carry out product design, marketing and sales plans, including, among others, planned changes to existing products (which may result in reduced market acceptance of the revised products) or planned strategies to penetrate new market segments; (v) loss of key executives; (vi) changes in interest rates causing a reduction of investment income; (vii) general economic and business conditions which are less favorable than expected; (viii) unanticipated changes in industry trends; (ix) inaccuracies in assumptions regarding future morbidity, persistency, mortality, and interest rates or portfolio yield used in calculating reserve amounts; (x) failure to continue improvement of the Company's disability insurance claims management process; and (xi) failure to develop and maintain systems and other information technology that are sufficient to support Company initiatives and changes; (xii) failure to substantially complete the Company's Year 2000 project in a manner that avoids a material adverse impact on results of operations arising from Year 2000 issues; and (xiii) litigation involving the Company's business and activities. See "Risk Factors" included in the Company's report on Form 10-K for the year ended December 31, 1997 (pp.17-20), incorporated herein by reference. See also "Year 2000 Issues" below.

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                        September 30           December 31
                                           1998                   1997
                                              (in millions of dollars)
                                        ----------------------------------
                                         (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale               $14,946.5             $17,035.1
          Held-to-Maturity                     298.9                 306.8
       Equity Securities                        12.7                  10.0
       Mortgage Loans                           17.8                  17.8
       Real Estate                              43.7                  87.1
       Policy Loans                          2,101.4               1,983.9
       Other Long-term Investments              33.9                  22.6
       Short-term Investments                   44.0                  57.5
                                           ---------             ---------
          Total Investments                 17,498.9              19,520.8

    Cash and Bank Deposits                      42.3                  37.7
    Accounts and Premiums Receivable           109.8                 166.4
    Reinsurance Receivable                   3,171.2                 987.2
    Accrued Investment Income                  363.1                 363.2
    Deferred Policy Acquisition Costs          413.7                 362.9
    Value of Business Acquired                 498.7                 560.8
    Goodwill                                   697.5                 732.3
    Property and Equipment                     118.0                 109.2
    Miscellaneous                               33.6                  26.2
    Separate Account Assets                    320.2                 310.9
                                           ---------             ---------




TOTAL ASSETS                               $23,267.0             $23,177.6
                                           =========             =========


See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                                 September 30            December 31
                                                                                     1998                   1997
                                                                                      (in millions of dollars)
                                                                           ---------------------------------------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits                                                  $   513.0              $   531.2
    Reserves for Future Policy and Contract Benefits
      and Unearned Premiums                                                        13,674.9               13,193.8
    Policyholders' Funds and Experience Rating Refunds                              3,482.6                4,328.0
    Federal Income Tax Liability                                                      347.0                  190.1
    Short-term Debt                                                                    98.9                  150.7
    Long-term Debt                                                                    600.0                  725.0
    Other Liabilities                                                                 481.9                  468.6
    Separate Account Liabilities                                                      320.2                  310.9
                                                                                  ---------              ---------

TOTAL LIABILITIES                                                                  19,518.5               19,898.3
                                                                                  ---------              ---------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBT SECURITIES OF THE COMPANY                                         300.0                      -
                                                                                  ---------              ---------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 6

STOCKHOLDERS' EQUITY
    Preferred Stock                                                                       -                  156.2
    Common Stock, $1 par                                                              135.8                  135.2
    Additional Paid-in Capital                                                        756.3                  750.6
    Retained Earnings                                                               1,821.6                1,635.2
    Accumulated Other Comprehensive Income--Note 7                                    745.7                  603.6
    Treasury Stock                                                                    (10.9)                  (1.5)
                                                                                  ---------              ---------

TOTAL STOCKHOLDERS' EQUITY                                                          3,448.5                3,279.3
                                                                                  ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $23,267.0              $23,177.6
                                                                                  =========              =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30                      September 30
                                                                1998             1997             1998             1997
                                                                      (in millions of dollars, except share data)
                                                        ---------------------------------------------------------------
REVENUE
   Premium Income                                       $      593.2     $      594.0     $    1,759.8     $    1,471.5
   Net Investment Income                                       329.5            362.9          1,039.6            990.1
   Net Realized Investment Gains                                 9.2              6.9             18.2             13.1
   Other Income                                                 43.4             33.3            134.3             87.5
                                                        ------------     ------------     ------------     ------------
TOTAL REVENUE                                                  975.3            997.1          2,951.9          2,562.2
                                                        ------------     ------------     ------------     ------------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                                445.7            451.8          1,377.8          1,212.2
   Change in Reserves for Future Policy and
      Contract Benefits and Policyholders' Funds               163.8            197.3            486.2            507.7
   Amortization
      Deferred Policy Acquisition Costs                         19.3             21.4             58.2             57.9
      Value of Business Acquired                                 7.9              9.1             25.2             19.3
      Goodwill                                                   5.2              4.2             16.1              8.6
   Interest Expense on Debt                                     20.0             12.0             54.0             27.8
   Salaries                                                     57.1             55.1            168.5            132.1
   Commissions                                                  58.6             65.0            189.7            161.9
   Other Operating Expenses                                     71.9             71.7            213.4            171.7
                                                        ------------     ------------     ------------     ------------
TOTAL BENEFITS AND EXPENSES                                    849.5            887.6          2,589.1          2,299.2
                                                        ------------     ------------     ------------     ------------

INCOME BEFORE FEDERAL INCOME TAXES                             125.8            109.5            362.8            263.0
FEDERAL INCOME TAXES                                            43.9             38.5            135.0             91.5
                                                        ------------     ------------     ------------     ------------
NET INCOME                                              $       81.9     $       71.0     $      227.8     $      171.5
                                                        ============     ============     ============     ============

NET INCOME PER COMMON SHARE
   Basic                                                $       0.61     $       0.50     $       1.67     $       1.34
   Assuming Dilution                                    $       0.59     $       0.49     $       1.63     $       1.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                 135,210,161      134,962,688      135,101,280      120,928,246
   Assuming Dilution                                     138,491,624      137,939,702      138,589,198      123,492,809

DIVIDENDS PER COMMON SHARE                              $       0.10     $       0.10     $       0.30     $       0.28


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                                                     Nine Months Ended September 30
                                                                                       1998                  1997
                                                                                       (in millions of dollars)
                                                                                  ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $   631.7             $   763.9
                                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                                1,039.9               1,256.6
   Proceeds from Maturities of Investments                                             923.1               1,334.7
   Purchase of Investments                                                          (1,821.7)             (2,195.1)
   Net Sales of Short-term Investments                                                  10.4                 362.1
   Acquisition of Business--Note 4                                                         -                (860.0)
   Disposition of Business--Note 5                                                      58.0                     -
   Other                                                                               (19.4)                (23.2)
                                                                                   ---------             ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       190.3                (124.9)
                                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                                    66.0                 415.7
   Maturities and Benefit Payments from Policyholder Accounts                         (802.5)             (1,704.8)
   Net Short-term Debt Repayments                                                      (51.8)                    -
   Net Long-term Borrowings (Repayments)                                              (125.0)                425.9
   Issuance of Company Obligated Mandatorily Redeemable Preferred Securities           300.0                     -
   Redemption of Preferred Stock                                                      (156.2)                    -
   Issuance of Common Stock                                                              6.3                 388.4
   Dividends Paid to Stockholders                                                      (44.6)                (43.3)
   Other                                                                                (9.4)                  0.5
                                                                                   ---------             ---------
NET CASH USED BY FINANCING ACTIVITIES                                                 (817.2)               (517.6)
                                                                                   ---------             ---------

Effect of Foreign Exchange Rate Changes on Cash                                         (0.2)                 (0.7)
                                                                                   ---------             ---------

NET INCREASE IN CASH AND BANK DEPOSITS                                                   4.6                 120.7

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                           37.7                  19.3
                                                                                   ---------             ---------

CASH AND BANK DEPOSITS AT END OF PERIOD                                            $    42.3             $   140.0
                                                                                   =========             =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1998

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

SEPTEMBER 30, 1998

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                    September 30
                                                                1998            1997            1998            1997
                                                                              (in millions of dollars)
                                                         ----------------------------------------------------------------

Revenue (Excluding Net Realized Investment
  Gains and Losses)
    Individual Disability and Life                           $565.4          $544.1        $1,683.9        $1,341.9
    Employee Benefits                                         277.8           248.9           808.7           643.5
    Other Operations                                          122.9           197.2           441.1           563.7
                                                             ------          ------        --------        --------

        Total                                                $966.1          $990.2        $2,933.7        $2,549.1
                                                             ======          ======        ========        ========

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Disability and Life                           $ 82.1          $ 64.9        $  235.5        $  150.8
    Employee Benefits                                          32.0            20.3            90.5            44.6
    Other Operations                                            2.5            17.4            18.6            54.5
                                                             ------          ------        --------        --------

        Total                                                $116.6          $102.6        $  344.6        $  249.9
                                                             ======          ======        ========        ========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1998

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                    September 30
                                                                1998            1997            1998            1997
                                                                              (in millions of dollars)
                                                         ----------------------------------------------------------------

Revenue (Including Net Realized Investment
 Gains and Losses)
    Individual Disability and Life                           $568.6          $547.5         $1,698.0        $1,351.7
    Employee Benefits                                         277.7           251.1            810.3           645.3
    Other Operations                                          129.0           198.5            443.6           565.2
                                                             ------          ------         --------        --------

        Total                                                $975.3          $997.1         $2,951.9        $2,562.2
                                                             ======          ======         ========        ========

Income Before Federal Income Taxes
    Individual Disability and Life                           $ 85.3          $ 68.3         $  249.6        $  160.6
    Employee Benefits                                          31.9            22.5             92.1            46.4
    Other Operations                                            8.6            18.7             21.1            56.0
                                                             ------          ------         --------        --------

        Total                                                $125.8          $109.5         $  362.8        $  263.0
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

SEPTEMBER 30, 1998

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

The following pro forma results of operations for the nine months ended September 30, 1997, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of the period presented, are as follows:

                                                       Nine Months Ended
                                                       September 30, 1997
                                                        (in millions of
                                                     dollars, except share
                                                             data)
                                                   ------------------------

Revenue                                                            $3,018.6
Income Before Federal Income Taxes                                    311.4
Net Income                                                            200.5
Net Income per Common Share
   Basic                                                               1.42
   Assuming Dilution                                                   1.39

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1998

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

NOTE 5--SALE OF A PORTION OF A LINE OF BUSINESS

In December 1997, the Company entered into an agreement with American General Corporation (American General) under which various affiliates of American General agreed to acquire certain assets and assume certain liabilities of the Company's individual and tax-sheltered annuity business for approximately $58.0 million in cash. In addition, American General acquired a number of miscellaneous group pension lines of business which were no longer actively marketed by the Company. The sale did not include the Company's Canadian annuity business, traditional guaranteed investment contracts, or group single premium annuities. The sale was completed during the second quarter of 1998. Assets transferred to American General in connection with the business sold had a carrying value of approximately $2,413.3 million, and liabilities assumed by American General totaled $2,493.1 million. In connection with the sale, the Company wrote off $18.7 million of goodwill associated with the annuity business acquired from Paul Revere. The gain recognized at the time of the sale of this business increased 1998 operating earnings by $12.2 million ($0.09 per common share) before taxes and $1.4 million ($0.01 per common share) after taxes.

Note 6--COMMITMENTS AND CONTINGENT LIABILITIES

Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts (the Court) against the Company - one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date, no class has been certified in either lawsuit. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Court agree with the plaintiff's interpretation of the contract. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 41 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 41 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Provident Companies, Inc. and Subsidiaries

SEPTEMBER 30, 1998

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

The components of accumulated other comprehensive income, net of related tax, are as follows:

                                                                               September 30              December 31
                                                                                   1998                     1997
                                                                                     (in millions of dollars)
                                                                               -------------------------------------
Net Unrealized Gain on Securities                                                  $775.7                   $624.3
Foreign Currency Translation Adjustment                                             (30.0)                   (20.7)
                                                                                   ------                   ------

Accumulated Other Comprehensive Income                                             $745.7                   $603.6
                                                                                   ======                   ======

The components of comprehensive income, net of related tax, are as follows:

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30                      September 30
                                                                1998             1997             1998             1997
                                                                               (in millions of dollars)
                                                                -------------------------------------------------------
Net Income                                                    $ 81.9           $ 71.0            $227.8           $171.5
Change in Net Unrealized Gain on Securities                     35.5            217.3             151.4            365.0
Change in Foreign Currency Translation Adjustment               (3.8)            (2.8)             (9.3)            (1.5)
                                                              ------           ------            ------           ------

Comprehensive Income                                          $113.6           $285.5            $369.9           $535.0
                                                              ======           ======            ======           ======

INDEPENDENT AUDITORS' REVIEW REPORT



Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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







Chattanooga, Tennessee
November 10, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results of the first nine months of 1998 but for only seven and six months of the first nine months of 1997, respectively, the difference in comparability of the periods is frequently attributable to that fact as indicated below.

OPERATING RESULTS

     Revenue excluding net realized investment gains and losses ("revenue") declined $24.1 million, or 2.4 percent, to $966.1 million in the third quarter of 1998 from $990.2 million in the third quarter of 1997. The decline was the result of lower revenue in the other operations segment ($74.3 million), which was partly offset by slightly higher revenue in the individual disability and life segment ($21.3 million) and employee benefits segment ($28.9 million).

     In the first nine months of 1998, revenue increased $384.6 million, or 15.1 percent, to $2,933.7 million from $2,549.1 million in the first nine months of 1997. The increase was the result of higher revenue in the individual disability and life segment ($342.0 million) and employee benefits segment ($165.2 million), which was partly offset by lower revenue in the other operations segment ($122.6 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $14.0 million, or 13.6 percent, to $116.6 million in the third quarter of 1998, from $102.6 million in the third quarter of 1997.
The increase was the result of increased income in the individual disability and life segment ($17.2 million) and employee benefits segment ($11.7 million), which was partly offset by lower income in the other operations segment ($14.9 million).

     In the first nine months of 1998, income increased $94.7 million, or 37.9 percent, to $344.6 million, from $249.9 million in the first nine months of 1997. The increase was the result of increased income in the individual life and disability segment ($84.7 million) and the employee benefits segment ($45.9 million), which was partly offset by lower income in the other operations segment ($35.9 million).

     Net income increased $10.9 million, or 15.4 percent, to $81.9 million in the third quarter of 1998, from $71.0 million in the third quarter of 1997. Net realized investment gains after taxes were $6.0 million in the third quarter of 1998, compared to $4.7 million in the third quarter of 1997. For the first nine months of 1998, net income increased $56.3 million, or 32.8 percent, to $227.8 million, from $171.5 million in the first nine months of 1997. Net realized investment gains after taxes were $12.0 million in the first nine months of 1998, compared to $8.8 million in the first nine months of 1997.

     The gain recognized at the time of the sale of the Company's annuity business (discussed in detail in the other operations segment) increased operating results for the nine month period ending September 30, 1998 by $12.2 million before taxes and $1.4 million after taxes.

INDIVIDUAL DISABILITY AND LIFE

     Revenue in the individual disability and life segment increased $21.3 million, or 3.9 percent, to $565.4 million in the third quarter of 1998, from $544.1 million in the third quarter of 1997. The increase was primarily the result of an increase in investment income of $22.2 million, or 13.5 percent, to $186.2 million in the third quarter of 1998, compared to $164.0 million in the third quarter of 1997. This increase is primarily due to increased capital allocation to this line of business and a shift in investment mix to higher yielding investments in the Paul Revere portfolio. Premium income in this segment declined $5.5 million, or 1.5 percent, to $369.3 million in the third quarter of 1998, from $374.8 million in the third quarter of 1997. The decline was primarily the result of lower premium income in both the individual disability income and individual life lines of business.

     For the first nine months of 1998, revenue in this segment increased $342.0 million, or 25.5 percent, to $1,683.9 million, from $1,341.9 million in the first nine months of 1997. The increase was primarily the result of the acquisition of Paul Revere. Net investment income increased $123.4 million, or
29.3 percent, to $545.1 million in the first nine months of 1998, from $421.7 million in the first nine months of 1997, primarily due to the acquisition of Paul Revere, the shift in investment mix to higher yielding investments, and increased capital allocation. Premium income in this segment increased $204.3 million, or 22.6 percent, to $1,108.3 million in the first nine months of 1998, from $904.0 million in the first nine months of 1997, reflecting the acquisition of Paul Revere.

     In November 1994, the Company announced its intention to discontinue the sale of individual disability products which combined lifetime benefits and short elimination periods with own-occupation provisions (other than conversion policies available under existing contractual arrangements). At the same time the Company began introducing products that insured "loss of earnings" as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of Paul Revere in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio. The Company expects to continue to offer selected Paul Revere products with own-occupation (while not working) features applying stricter underwriting standards. The Company has filed new rates for some of these products and is in the process of repricing other of these selected products and making modifications to their features where appropriate. Going forward, the Company expects to offer a limited portfolio of own-occupation based coverages along with its more complete line of loss of earnings related disability coverages.

     In the third quarter of 1998, new annualized sales in the individual disability income line totaled $28.2 million, compared to $31.5 million in the third quarter of 1997 and $26.7 million in the second quarter of 1998, reflecting the continued product transition. On a pro forma basis, sales of individual disability income contracts declined in 1998 compared to the previous year, reflecting the disruption associated with the continued product transition and, secondarily, with the consolidation of the Company's and Paul Revere's sales offices and related realignment of the field sales force.

     Revenue is not expected to be significantly impacted by the transition in products due to continued favorable persistency. The magnitude and duration of the decline in sales from previous years, such as that experienced during 1997 and the first nine months of 1998, are dependent on the response of customers and competitors in the industry.

     Income in the individual disability and life segment increased $17.2 million, or 26.5 percent, to $82.1 million in the third quarter of 1998, from $64.9 million in the third quarter of 1997. Income from the individual disability income line of business increased $15.7 million, or 27.7 percent, to $72.3 million in the third quarter of 1998, from $56.6 million in the third quarter of 1997. This increase is primarily due to increased investment income in the individual disability income line of business and a lower level of new claims relative to the third quarter of 1997. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that has occurred in this line over the past three years. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. Also in this segment, income in the individual life line of business increased $1.5 million, or 18.1 percent, to $9.8 million in the third quarter of 1998, from $8.3 million in the third quarter of 1997. This increase is primarily due to improved mortality experience.

     For the first nine months of 1998, income in this segment increased $84.7 million, or 56.2 percent, to $235.5 million from $150.8 million in the first nine months of 1997. The increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. Income in the individual disability income line of business increased $78.3 million, or 60.5 percent, to $207.7 million in the first nine months of 1998, from $129.4 million in the first nine months of 1997. This improvement is primarily due to the acquisition of Paul Revere. Also in this segment, income in the individual life line of business increased $6.4 million, or 29.9 percent, to $27.8 million in the first nine months of 1998, from $21.4 million in the first nine months of 1997. This increase is primarily due to the acquisition of Paul Revere, higher investment income, and improved mortality experience.

EMPLOYEE BENEFITS

     Revenue in the employee benefits segment increased $28.9 million, or 11.6 percent, to $277.8 million in the third quarter of 1998, from $248.9 million in the third quarter of 1997. The increase was primarily the result of an increase in premium income in this segment of $22.1 million, or 11.6 percent, to $212.6 million in the third quarter of 1998, from $190.5 million in the third quarter of 1997. The increase in premium income was primarily the result of increased premium income in the group disability and group life lines of business.

     For the first nine months of 1998, revenue in this segment increased $165.2 million, or 25.7 percent, to $808.7 million from $643.5 million in the first nine months of 1997. Premium income increased $121.9 million, or 24.7 percent, to $614.7 million in the first nine months of 1998, from $492.8 million in the first nine months of 1997. The increase is the result of the acquisition of Paul Revere and increased premium income in the group disability, group life, and voluntary benefits lines of business. Also in this segment, revenue from GENEX totaled $71.1 million in the first nine months of 1998 compared to $50.3 million of revenue contributed in 1997 subsequent to its acquisition.

     Income in the employee benefits segment increased $11.7 million, or 57.6 percent, to $32.0 million in the third quarter of 1998, from $20.3 million in the third quarter of 1997. Income in the group disability line of business increased to $12.2 million in the third quarter of 1998 compared to $7.4 million in the third quarter of 1997, primarily due to the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies. Voluntary benefits reported income of $6.3 million in the third quarter of 1998 compared to $4.7 million in the third quarter of 1997. The group life line of business produced income of $9.3 million in the third quarter of 1998 compared to $5.2 million in the third quarter of 1997.

     For the first nine months of 1998, income increased $45.9 million, or 102.9 percent, to $90.5 million, from $44.6 million in the first nine months of 1997. The increase is primarily the result of the acquisition of Paul Revere and improved results in the group disability, group life, and voluntary benefits lines of business. The group disability line of business produced income of $42.6 million in the first nine months of 1998 compared to $14.9 million in the first nine months of 1997, primarily due to the acquisition of Paul Revere and the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies. Voluntary benefits reported income of $14.3 million in the first nine months of 1998 compared to $11.6 million in the first nine months of 1997. The group life line of business produced income of $25.4 million in the first nine months of 1998 compared to $9.5 million in the first nine months of 1997.

OTHER OPERATIONS

     The other operations segment includes the Company's group pension products, corporate-owned life insurance ("COLI"), medical stop-loss, individual annuities, corporate interest expense, goodwill amortization, and corporate (unallocated) capital and assets. The closed blocks of business have been segregated for reporting and monitoring purposes.

     Effective January 1, 1998, the Company entered into an agreement with Connecticut General Life Insurance Company ("Connecticut General") for Connecticut General to reinsure, on a 100% coinsurance basis, the Company's in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates ("CIGNA"). This reinsured block constitutes substantially all of the Company's medical stop-loss insurance business. The small portion remaining consists of medical stop-loss coverages sold to clients other than those of CIGNA. These coverages will not be renewed. During 1997, the medical stop-loss business produced revenue of $38.1 million and income of $6.6 million. During the first nine months of 1998, this business produced revenue of $10.4 million.

     Effective April 30, 1998, the Company closed the sale of its in-force individual and tax-sheltered annuity business to various affiliates of American General Corporation ("American General"). The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities in Provident Life and Accident Insurance Company ("Accident"), Provident National Assurance Company ("National"), The Paul Revere Life Insurance Company ("Paul Revere Life"), The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable"), and The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"). In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970's and 1980's which are no longer actively marketed. Pursuant to an administrative services agreement, an affiliate of American General will be providing administrative services to registered separate accounts of Paul Revere Variable and National. The sale did not include the Company's block of traditional guaranteed investment contracts ("GICs") or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million.

     On June 30, 1997, the Company announced that it had agreed to transfer its dental business to Ameritas Life Insurance Corporation ("Ameritas"). The dental block, which was acquired in the Paul

Revere acquisition, produced $39.2 million in premium income in 1997. The full transition of the dental business to Ameritas was completed in November 1997.

     Revenue in the other operations segment declined $74.3 million, or 37.7 percent, to $122.9 million in the third quarter of 1998, from $197.2 million in the third quarter of 1997. Revenue from the group pension line of business declined $22.1 million, or 31.6 percent, to $47.9 million in the third quarter of 1998, from $70.0 million in the third quarter of 1997. This decline is primarily the result of a decrease in funds under management resulting from the strategic decision to discontinue the sale of products in the group pension line of business.

     For the first nine months of 1998, revenue in this segment declined $122.6 million, or 21.7 percent, to $441.1 million, from $563.7 million in the first nine months of 1997. Included in the 1998 year-to-date revenue is a gain of $12.2 million from the sale of the annuity business. The decline is primarily the result of a decrease in funds under management resulting from the discontinuation of the sale of products in the group pension business. Revenue in this line declined $75.4 million, or 32.2 percent, to $158.7 million in the first nine months of 1998, from $234.1 million in the first nine months of 1997.

     Management expects that revenue in 1998 from this segment will decline from the levels recorded in 1997 due to the decline in funds under management and the sale of the individual annuity line of business.

     Income in the other operations segment declined $14.9 million, or 85.6 percent, to $2.5 million in the third quarter of 1998, from $17.4 million in the third quarter of 1997. The decline in this segment was due in part to the sale of the annuity line and the medical stop-loss line, as well as lower income in the group pension line of business, which declined to $7.7 million in the third quarter of 1998, from $10.3 million in the third quarter of 1997 primarily due to the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business increased to $9.6 million in the third quarter of 1998 from $5.2 million in the third quarter of 1997. Interest expense on debt totaled $15.8 million in the third quarter of 1998, compared to $12.0 million in the third quarter of 1997. Goodwill amortization totaled $5.2 million in the third quarter of 1998, compared to $4.2 million in the third quarter of 1997.

     For the first nine months of 1998, income in this segment declined $35.9 million, or 65.9 percent, to $18.6 million in the first nine months of 1998, from $54.5 million in the first nine months of 1997. The decline in this segment was due in part to lower income in the group pension line of business, which declined to $21.7 million in the first nine months of 1998, from $28.0 million in the first nine months of 1997 primarily as a result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the COLI line of business increased to $20.6 million in the first nine months of 1998 from $14.4 million in the first nine months of 1997. Interest expense on debt totaled $48.8 million in the first nine months of 1998, compared to $27.8 million in the first nine months of 1997. Goodwill amortization totaled $16.1 million in the first nine months of 1998, compared to $8.6 million in the first nine months of 1997. Included in the 1998 year-to-date income is a gain of $12.2 million from the sale of the annuity business.


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

     In May 1997, the Securities and Exchange Commission declared effective a shelf registration statement pursuant to which the Company could issue up to $900.0 million in debt and/or equity securities. On March 16, 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. On March 16, 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities.

     In April 1998, the Company entered into a $150.0 million five-year revolving credit facility and a $150.0 million 364-day revolving credit facility with various domestic and international banks. The purpose of the facilities is for general corporate purposes. There are no outstanding borrowings under either of the credit facilities.

     On July 9, 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7.0% senior notes due July 15, 2018. After completion of this offering, there are no remaining debt or equity securities available under the Company's shelf registration statement.

     As the Company announced on September 14, 1998, Capital Z Financial Services Fund II, L.P. is a party to an agreement with Zurich Insurance Company pursuant to which it may purchase all of the 12,698,414 shares of the Company's common stock held by Zurich. Capital Z is a global private equity fund focused on investing in insurance, financial and healthcare services and other related businesses. Zurich is the largest investor in Capital Z. The transaction, which is subject to certain conditions, is still pending.

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

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In the Company's insurance subsidiaries' states of domicile, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets or to pay cash dividends in any twelve month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders as of the preceding year end, each as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. An aggregate of $141.5 million was available in 1997 for the payment of dividends and other distributions by the Company's top-tier insurance subsidiaries without regulatory approval, of which $109.9 million was paid. The Company anticipates that $151.9 million will be available in 1998 for such purposes. On October 28, 1998, the respective Boards of Directors of National, Paul Revere Protective, and Paul Revere Variable approved, subject to and contingent on the required regulatory approvals, extraordinary dividends to be paid by the companies to their respective parents of $25.0 million, $100.0 million, and $50.0 million, respectively. The dividends are to be paid on or before December 31, 1998.

     The Company's liquidity requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash flow from operations was sufficient in the third quarter and first nine months of 1998. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     During 1997, the Company sold commercial mortgage loans acquired through the Paul Revere Merger with a principal amount of $268.1 million and a book value of $258.4 million. The purpose of this transition was to increase the liquidity and improve the asset quality and asset/liability management of the investment portfolio.

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

INVESTMENTS

     Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The following table provides the distribution of invested assets for the periods indicated.

                                                                  September 30,          December 31,
                                                                  -------------       -----------------
                                                                      1998             1997       1996
                                                                  -------------       ------      -----
Investment-Grade Fixed Maturity Securities                            79.4%             82.2%      77.0%
Below-Investment-Grade Fixed Maturity Securities                       7.7               6.6        6.7
Equity Securities                                                      0.1               0.1        0.1
Mortgage Loans                                                         0.1               0.1         --
Real Estate                                                            0.3               0.4        1.1
Policy Loans                                                          12.0              10.2       13.1
Other                                                                  0.4               0.4        2.0
                                                                     -----             -----      -----
 Total                                                               100.0%            100.0%     100.0%
                                                                     =====             =====      =====

     The following table provides certain investment information and results for the years indicated.

                                                                    Nine Months Ended
                                                                       September 30,     Year Ended December 31,
                                                                           1998            1997          1996
                                                                    -----------------    ---------     ---------
                                                                                  (in millions of dollars)
Average Cash and Invested Assets                                         $18,437.8       $17,808.2     $14,056.3
Net Investment Income                                                    $ 1,039.6       $ 1,354.7     $ 1,090.1
Average Yield *                                                                7.5%            7.6%          7.8%
Net Realized Investment Gains (Losses)                                   $    18.2       $    15.1     $    (8.6)


----------------
*Average yield is determined by dividing net investment income by the average cash and invested assets for the period. Excluding net unrealized gains and losses on securities, the yield is 8.3%, 8.0%, and 8.1% for the first nine months of 1998, full year 1997, and full year 1996, respectively.

     For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. These non-current investments are primarily foreclosed real estate and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments totaled $12.2 million at September 30, 1998, or 0.07 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $2.3 billion on an amortized cost basis at September 30, 1998 and $3.1 billion at December 31, 1997. At September 30, 1998, the mortgage-backed securities had an average life of 9.4 years and effective duration of 8.5 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

     The Company's exposure to below-investment-grade fixed maturity securities at September 30, 1998, was $1,355.9 million, representing 7.7 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,297.1 million at December 31, 1997, representing 6.6 percent of invested assets.

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

     The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps to manage and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio. During the first quarter of 1998, transactions of this type totaled $415.0 million in notional amount, increasing yield on $63.5 million of purchased securities by approximately 153 basis points. During the second quarter of 1998, transactions of this type totaled $30.0 million in notional amount, increasing yield on $30.5 million of purchased securities by approximately 141 basis points. During the third quarter of 1998, there were no transactions of this type.

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

     In 1996 the Company completed the significant aspects of the planning phase of a project designed to modify its computer information systems to enable proper processing of date data relating to the year 2000. This project has a number of phases, including (i) planning; (ii) inventory (ascertaining the various internal systems and external relationships potentially affected by year 2000 issues); (iii) analysis (determining the extent to which the system or remediation or conversion to a compliant alternative); (iv) construction (remediating the system in order to be compliant); (v) testing (subjecting the integrated testing to validate interconnected and future date processing in the forward year 2000 environment); and (vi) completion. The Company defines Year 2000 "compliant" or "compliance" to mean that software will have the ability to
(i) accept input and provide output of data involving dates or portions of dates correctly and without ambiguity as to the twentieth or twenty-first centuries;
(ii) manage, store, manipulate, sort, sequence, and perform calculations with respect to data involving dates or portions of dates before, during and after January 1, 2000 (including single-century or multi-century date formulas) without malfunction, abends, aborts; and (iii) manage the leap year occurring in the year 2000 and any Special Dates. The term "Special Dates" means dates used by programmers to create exceptions where no date could be determined as specified to serve as end-of-file indicators or to facilitate sort routines.
The Company's approach has primarily been one of modifying or remediating systems to make them compliant since there are not generally compliant replacements available in the market that will meet the Company's operational needs. In some instances non-compliant systems are being replaced with available and usable compliant systems where that approach is both cost and time effective.

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

The following table provides information as to the timeline of phases of completion of the year 2000 project for different areas of the Company's business:


                        Year 2000 Project--Time Line(1)

-----------------------------------------------------------------------------------------------------------
Date                   4Q 1995            1Q 1996             2Q 1996            3Q 1996         4Q 1996
-----------------------------------------------------------------------------------------------------------
Business           Impact analysis    Initial project      Development of       Pilot
Applications       completed          plan developed       methodology          applications
                                                                                chosen to
                                                                                validate
                                                                                methodology
-----------------------------------------------------------------------------------------------------------
Project Office                        Corporate
                                      awareness
                                      activities begin
-----------------------------------------------------------------------------------------------------------

                        Year 2000 Project--Time Line(1)

-------------------------------------------------------------------------------------------------------
Date                   1Q 1997             2Q 1997             3Q 1997                4Q 1997
-------------------------------------------------------------------------------------------------------
Business            Detail project      Risk assessments                       Regression testing begins
Applications        plan developed      performed,
                                        inventory complete
-------------------------------------------------------------------------------------------------------
User                                                         Inventory        Risk assessments completed
Developed                                                    Begins
Systems
-------------------------------------------------------------------------------------------------------
Hardware and                            Vendor surveys       Vendor           Inventory of hardware and
Software                                initiated            management       software begins
                                                             program
                                                             formalized
-------------------------------------------------------------------------------------------------------
Enterprise                              Future date time     Upgrade of       Definition/analysis/
Computing                               machine              infrastructure   work plan development/
                                        environment          products begins  construction of in-house
                                        planning begins                       system applications
-------------------------------------------------------------------------------------------------------
Business                                                     Awareness
Partners                                                     campaign extends
                                                             to responses to
                                                             external
                                                             inquiries
-------------------------------------------------------------------------------------------------------
Project Office                          Documentation and    Project Office   Formalized executive and
                                        audit process        formed           board reporting
                                        defined
-------------------------------------------------------------------------------------------------------

                  Year 2000 Project--Time Line (Continued)(1)

-------------------------------------------------------------------------------------------------------
Date                      1Q 1998              2Q 1998                3Q 1998              4Q 1998
-------------------------------------------------------------------------------------------------------
Business                                 Construction                                  Full compliance
Applications                             completed, business                           of business
                                         applications begin                            applications
                                         time machine testing
-------------------------------------------------------------------------------------------------------
User                                                            Systems in             Full compliance
Developed                                                       construction and       of user
Systems                                                         testing                developed
                                                                                       systems
-------------------------------------------------------------------------------------------------------
Hardware and                             Inventory of field     Standard software
Software                                 office third party     configuration
                                         service providers      established
-------------------------------------------------------------------------------------------------------
Enterprise            Time machine       Certification          Full compliance of
Computing             environment        testing of computing   home office
                      constructed at 3   infrastructure         infrastructure,
                      sites              completed              network and telephony
                                                                systems
-------------------------------------------------------------------------------------------------------
Business              Request for        Contingency planning   Contingency plans      Business
Partners              information sent   process defined for    finalized for all      partner
                      to electronic      critical business      critical business      interface
                      business partners  processes              interfaces             testing
-------------------------------------------------------------------------------------------------------
Project Office                           Testing metrics                               Business impact
                                         established for time                          teams formulated
                                         machine
-------------------------------------------------------------------------------------------------------

                  Year 2000 Project--Time Line (Continued)(1)

-------------------------------------------------------------------------------------------------
Date                     1Q 1999           2Q 1999           3Q 1999           4Q 1999 - 2000
-------------------------------------------------------------------------------------------------
Business
Applications
-------------------------------------------------------------------------------------------------
User
Developed
Systems
-------------------------------------------------------------------------------------------------
Hardware and                                                                 Contingency plans
Software                                                                     implemented as
                                                                             required
-------------------------------------------------------------------------------------------------
Enterprise                             Upgrade and
Computing                              replacement of
                                       all PC systems
                                       completed
-------------------------------------------------------------------------------------------------
Business                               Business                              Contingency plans
Partners                               partner                               implemented as
                                       interface                             required
                                       testing
                                       completed
-------------------------------------------------------------------------------------------------
Project Office         Enterprise -                        Enterprise -
                       wide                                wide
                       integration                         integration
                       testing for                         testing for
                       re-certification                    re-certification
                       begins                              complete
-------------------------------------------------------------------------------------------------

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

     Since inception of the project, the Company has expensed $6.4 million through September 30, 1998, in connection with incremental cost of the year 2000 project and estimates an additional $1.9 million to complete the project.

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


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at September 30, 1998, and for the three month and nine month periods then ended have been reviewed, prior to filing, by Ernst and Young LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 3.2    Amended and Restated By-Laws

         Exhibit 10.18  American General Agreements

         Exhibit 15     Letter re: unaudited interim financial information

         Exhibit 27     Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K:

         Form 8-K filed on September 22, 1998, relating to the sale of $200.0 million 6.375% Senior Notes due July 15, 2005, and $200.0 million 7.0% Senior Notes due July 15, 2018, and incorporation of the Underwriting Agreement and the opinions and comments of Alston & Bird LLP issued in connection therewith into the Registration Statement under which the Notes were issued.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.
                                 (Registrant)



Date:  November 12, 1998
                                 /s/ J. Harold Chandler
                                 ------------------------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                 Chief Executive Officer



Date:  November 12, 1998
                                 /s/ Thomas R. Watjen
                                 -----------------------------------
                                 Thomas R. Watjen
                                 Vice Chairman and
                                 Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    EXHIBITS

                                       to

                                   FORM 10-Q



                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS



                 EXHIBIT                                           PAGE


Exhibit 3.2      Amended and Restated By-Laws                        44

Exhibit 10.18    American General Agreements                         58

Exhibit 15       Letter re: unaudited interim financial information 151

Exhibit 27       Financial Data Schedule (for SEC use only)         152