Form 10-K
period 1998-12-31
PROVIDENT COMPANIES INC /DE/
filed 1999-03-31
CIK 5513

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                               ----------------

 For the fiscal year ended December          Commission file number 1-11834
              31, 1998

                           Provident Companies, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of March 1, 1999, there were 135,585,015 shares of the registrant's common stock outstanding. The aggregate market value of the shares of common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $2,594,751,210.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

                        CAUTIONARY STATEMENT REGARDING
                          FORWARD-LOOKING STATEMENTS

  This document contains certain forward-looking statements with respect to the financial condition, results of operations and business of Provident Companies, Inc. (the "Company"). These statements may be made directly in this document referring to the Company or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as "incorporation by reference," and may include statements for the period following the completion of the proposed merger with UNUM Corporation ("UNUM"). You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions in this document or in documents incorporated herein.

  These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ from those contemplated by the forward-looking statements include, among others, the following possibilities:

  . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

  . General economic or business conditions, both domestic and foreign, may be less favorable than expected, resulting in, among other things, lower than expected revenues, and the Company could experience higher than expected claims or claims with longer duration than expected.

  . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

  . Costs or difficulties related to the integration of the business of the Company and UNUM may be greater than expected.

  . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.

  . Necessary technological changes, including changes to address "year 2000" data issues, may be more difficult or expensive to make than anticipated, and year 2000 issues at other companies may adversely affect operations.

  . Adverse changes may occur in the securities market.

  . Changes in the interest rate environment may adversely affect profit margins.

  . The rate of customer bankruptcies may increase.

  All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. See "Risk Factors" herein.

Item 1. Business

General

  The Company, a Delaware business corporation, is the parent holding company for a group of insurance companies that collectively operate in all 50 states, the District of Columbia, Puerto Rico, and Canada. The Company's two principal operating subsidiaries are Provident Life and Accident Insurance Company ("Accident") and The Paul Revere Life Insurance Company ("Paul Revere Life"). The Company, through its subsidiaries, is the largest provider of individual disability insurance and the second largest overall disability insurer in North America on the basis of in-force premiums. It also provides a complementary portfolio of life insurance products, including life insurance, employer- and employee-paid group benefits, and related services.

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

  The Company has successfully undertaken a number of major initiatives in pursuing this strategy. Specifically, the Company (i) sold its group medical business for $231.0 million in cash and stock, (ii) began winding down its guaranteed investment contracts ("GICs") business which carried high capital requirements, (iii) reduced the annual dividend on the common stock from $0.52 to $0.40 per share on a split-adjusted basis to preserve capital to fund future growth, (iv) simplified the corporate legal structure and eliminated a dual class of common stock that had special voting rights in order to present a more conventional corporate structure profile to the investing market, (v) sold in six transactions $1,459.6 million in commercial mortgage loans as part of repositioning its investment portfolio, (vi) restructured its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers, (vii) strengthened its claims management procedures in the disability income insurance business, on which the Company took a $423.0 million pre-tax charge in the third quarter of 1993 to strengthen reserves on a portion of that block of business, and (viii) began restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

  In furtherance of its strategic plan, the Company acquired The Paul Revere Corporation ("Paul Revere") and GENEX Services, Inc. ("GENEX") in early 1997 and disposed of certain non-core lines of business. These actions strengthen the Company's disability insurance capabilities and enable the Company to offer a comprehensive and well-focused portfolio of products and services to its customers. Paul Revere is a specialist in disability insurance, with $1,030.0 million of disability premium income (91 percent of its total premium income) in 1998. From 1989 through 1997 it was the largest provider of individual disability insurance in the United States and Canada on the basis of in-force premiums. By combining Paul Revere's operations with those of the Company, the Company has begun to realize significant operating efficiencies, including leveraging both companies' knowledge of disability risks, specialized claims and underwriting skills, and sales expertise. The Company also has realized cost savings as a result of combining the corporate, administrative, and financial operations of the two companies.

  GENEX provides the Company with specialized skills in disability case management and vocational rehabilitation that advance the Company's goal of providing products that enable disabled policyholders to return to work. GENEX provides a full range of disability management services, including work site injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. It employs over 1,400 people, including 556 medical and vocational rehabilitation experts, in 120 offices in the United States and Canada. In addition to its historical focus on the worker's compensation market, GENEX and the Company are now working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. The Company also expects GENEX to play an increasingly significant role in helping the Company to manage its own exposure to individual and group disability claims.

  As it continues to assess acquisition opportunities that could complement its core business, the Company has also continued to assess and exit non-core lines. In 1997, the Company transferred its dental business to Ameritas Life Insurance Corp. The dental block, which was acquired in the Paul Revere acquisition, produced $39.2 million in premium income in 1997 and $48.3 million in 1996.

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

  Effective April 30, 1998, the Company closed the sale of its individual and tax-sheltered annuity business to American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, affiliates of American General Corporation ("American General"). The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities in Accident, Provident National Assurance Company ("National"), Paul Revere Life, The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"), and The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable"). American General also acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which are no longer actively marketed. Pursuant to an administrative services agreement, an affiliate of American General is providing administrative services to registered separate accounts of Paul Revere Variable and National. The sale did not include the Company's block of GICs or group single premium annuities ("SPAs"), which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million.

  On July 15, 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares (2,000,000 shares following a subsequent stock split) of its common stock. In May 1998, the Company purchased 200,000 shares of common stock under this repurchase program for a total price of $7.7 million at an average price of $38.43 per share. The Company discontinued this program in anticipation of the proposed merger with UNUM as discussed below.

  In the most recent accomplishment under its strategic plan, on November 23, 1998, the Company announced that it had entered into an Agreement and Plan of Merger with UNUM pursuant to which the Company and UNUM would merge under the name of UNUMProvident Corporation. UNUM, through it subsidiaries, is a leading provider in the United States and the United Kingdom of group long-term and short-term disability insurance policies and individual disability insurance policies, as well as a major provider of other insurance products, including life insurance offered through groups, long-term care policies, and employee-paid insurance products offered to employees at their work site.

  Under the terms of the Agreement, Company stockholders will receive 0.73 of a share of UNUMProvident common stock for each share of the Company's stock that they hold. UNUM stockholders will receive one share of UNUMProvident common stock for each share of UNUM common stock they hold. The merger is subject to approval or clearance by certain federal and state regulators, approval by stockholders of both companies, and customary closing conditions. The transaction is expected to be completed by mid-1999.

Business Strategies

  The Company's objective is to grow its business and improve its profitability by continuing to follow the strategies set forth below.

  Serve the Individual and Employee Benefits Markets. The Company believes that the broad individual and employee benefits insurance markets are attractive for a company with its specialty focus on disability insurance. First, the Company believes disability insurers have not traditionally served the broad market's potential demand for protection against loss of income due to disability, as evidenced by the industry's size. As of December 31, 1998, the total in-force premium from disability products is approximately $9 billion, compared to $197 billion for annuities and $115 billion for life insurance. The Company believes that if it is responsive to the needs of its markets, there is opportunity for growth in the disability industry.

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

  The Company encourages its sales representatives and producers to respond to the needs of customers by cross-selling complementary products to each account. In the past several years, for example, the Company has made ease of meeting customers' needs the priority for its information systems investments. The Company now offers combined proposals that include pre-approved life insurance with individual disability policies and bill a range of voluntary product offerings through a single payroll deduction entry on an employee's paycheck. The Company also has employee and producer compensation plans that reward the sale of several of the Company's products rather than single product sales, including grants of stock options to selected producers and a multi-line producer compensation plan designed to leverage a producer's production and overall compensation.

  Leverage Disability Insurance Expertise and Risk Management Skills. In serving its markets, the Company leads with its disability insurance expertise. The Company is the largest provider of individual disability insurance with $1.4 billion of premium income in 1998, and the second largest overall disability insurer in North America, on the basis of in-force premiums, with an additional $354.1 million of group disability insurance premium income in 1998. The skills required for disability risk management are more highly specialized than those used in managing the risk of other life insurance products. The Company believes that its risk management skills represent a competitive advantage in the disability businesses. The Company has made a number of recent improvements to its capabilities. In the claims management area, for example, the Company has shifted from a geographic distribution of workflow to an organization focused on impairments (psychiatric, orthopedic, cardiac, and general medical) in order to provide claimants with more specialized attention. The addition of GENEX's case management and vocational rehabilitation expertise has enabled the Company to further refine its efforts to assist disabled claimants to return to gainful employment.

  Utilize Multiple Distribution Channels to Reach Different Market
Segments. The Company's experience is that different distribution channels reach different market segments. Therefore, its strategy is to distribute its products through a number of channels in order to reach the broad individual and employee benefits markets. The Company distributes its individual products primarily through independent insurance brokers and agents, financial planners, and corporate marketing agreements with other insurance companies. It distributes employee benefits products primarily through brokers, benefits consultants, and a direct sales force that calls on large corporations. All products and distribution channels are supported through a network of 70 integrated sales and service offices in the United States, nine offices in Canada, and non-field sales organizations located in Chattanooga, Tennessee, Worcester, Massachusetts and Burlington, Ontario.

  The Company believes there are substantial opportunities to increase sales by improving the productivity of each of these distribution channels and opening new distribution channels for its products. For example, the national accounts distribution system, which involves the sales of the Company's products by agents of other insurance companies, generates sales from a small percentage of the agents of the national account companies. A major focus for 1998 was increasing the penetration of these national account relationships.

  Align the Interests of the Company's Employees and Producers with those of its Stockholders. The Company's strategic plan is supported by the goal of raising employee stock ownership in the Company. Beginning in 1994, the Company shifted its long-term cash compensation program for executives to a stock-based plan, introduced ownership requirements of several times salary for executive management, and instituted stock option and share grant plans for executive and middle management. The Company continued to introduce new programs to encourage ownership in 1995, establishing an employee stock purchase plan open to all employees, introducing stock-based incentive awards, and expanding the option program to field sales employees. Most recently, the Company has created a stock-based plan for executives' short-term compensation and has expanded its option plans to producers who meet certain sales and profitability goals. These programs are intended to more closely align the interests of employees, producers, and stockholders.

  Prior to the implementation of these programs in 1994, there was little employee ownership of common stock. The Company had 1,128,434 outstanding options for shares of common stock on a split-adjusted basis as of December 31, 1993. As of December 31, 1998, employees owned more than 1.1 million shares of common stock through the employee stock purchase and 401(k) plans, and the Company had 6,737,932 outstanding options for shares of common stock. Approximately 50 percent of the Company's employees participate in one or more of these stock ownership programs.

Reporting Segments

  The Company is organized around its customers, with reporting segments that reflect its major market segments: Individual, Employee Benefits, and Voluntary Benefits. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes revenue earned on corporate assets, interest expense on corporate debt, and amortization of goodwill. The Company's Individual reporting segment includes individual disability insurance and individual life insurance. The Employee Benefits segment includes group long- and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, and the results of GENEX. The Voluntary Benefits segment includes employer-sponsored individual products sold at the work site through payroll deduction. The Other segment includes the results from GICs, group SPAs, corporate-owned life insurance ("COLI"), individual annuities, medical and dental, and medical stop-loss.

  Individual. Individual disability comprises the majority of the segment, with $1,392.0 million of premium income in 1998 and $1,207.7 million of premium income in 1997. Individual life insurance products generated $82.4 million of premium income in 1998 and $78.9 million of premium income in 1997.

  Individual disability income insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability income policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured's monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder's needs. The Company also markets individual disability income policies which include payments for transfer of business ownership and business overhead expenses. Individual disability income products do not provide for the accumulation of cash values.

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

  The majority of the Company's in-force individual disability income insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business of Accident and Provident Life and Casualty Insurance Company ("Casualty") is largely dependent upon achieving the morbidity and interest rate assumptions set in the 1993 loss recognition study with respect to the business written in 1993 and prior and those set in the pricing of business written after 1993. The profitability of the Paul Revere business will be largely dependent achieving the assumptions as to morbidity, persistency, interest earned rates, and expense levels assumed when pricing the acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 22.

  In November 1994, the Company announced its intention to discontinue the sale of individual disability products which combined lifetime benefits and short elimination periods with own-occupation provisions (other than conversion policies available under existing contractual arrangements). At the same time the Company began introducing products that insured loss of earnings as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of Paul Revere in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio. The Company expects to continue to offer on a limited basis selected Paul Revere products with own-occupation (while not working) features applying stricter underwriting standards. The Company is in the process of repricing these selected products and making modifications to their features where appropriate. Going forward, the Company expects to offer a limited portfolio of own-occupation based coverages along with its more complete line of loss of earnings related disability coverages.

  In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the loss of earnings policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual disability income product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

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

  The largest number of ordinary life policies sold in 1997 and 1998 were ten-year level term policies. These products have level premiums for an initial ten-year period after which the policyholder may resubmit to the underwriting process and possibly qualify for a new ten year period at the attained age premiums; otherwise, premiums revert to a yearly renewable term premium which increases annually. When measured by annualized premiums, universal life with the flexibility and features described above was the largest product category sold by the Company in this segment in recent years. Paul Revere's largest product category is interest-sensitive whole life insurance.

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

  Employee Benefits. The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of GENEX. Product offerings include disability, permanent and term life insurance, and accidental death and dismemberment. Group disability comprises the majority of the segment, with $354.1 million of premium income in 1998. Group life generated $317.6 million of premium income in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 to 23.

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

  Group life insurance consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages. Profitability in group life is affected by deviations of actual claims experience from expected claims experience and the ability of the Company to control administrative expenses. The Company also markets several group benefits products and services including accident and sickness indemnity and accidental death and dismemberment policies.

  Voluntary Benefits. The Voluntary Benefits segment includes the results of individual products sold to groups of employees through payroll deduction at the work site ("voluntary benefits products"). The Company's premium income in 1998 totaled $84.2 million and consisted primarily of universal life and interest-sensitive life products as well as health products, principally intermediate disability income policies. Profitability of voluntary benefits products is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, and the ability of the Company to control administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24.

  Other. The Other segment includes the results of GICs, group SPAs, COLI, individual annuities, medical and dental, and medical stop-loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 to 26.

  Under GICs, the Company guarantees the principal and interest to the contract holder for a specified period, generally three to five years. The Company marketed GICs for use in corporate tax-qualified retirement plans and derives profits from GICs on the spread between the amount of interest earned on invested funds and the fixed rate guaranteed in the GIC. In December 1994, the Company discontinued the sale of GICs, but continues to service its block of existing business. See "Reserves." Group SPAs are used as funding vehicles primarily when defined benefit pension plans are terminated. The Company also offers annuities as an employer-sponsored option for retirees receiving their distributions from 401(k) plans. Pursuant to a group SPA contract, the Company receives a one-time premium payment and in turn agrees to pay a fixed monthly retirement benefit to specified employees. Sales of group SPAs were discontinued in 1996. GICs accounted for $656.8 million and group SPAs accounted for $1,185.6 million of accumulated funds under management at December 31, 1998.

  The Company believes that there are three primary sources of risk associated with GICs and group SPAs. Underwriting risk represents the risk that a GIC has been priced properly to reflect the risk of withdrawal and for group SPAs, that the mortality rates and the ages and frequency at which annuitants will retire have been accurately projected. Asset/liability risk represents the risk that the investments purchased to back the products will adequately match the future cash flows. Investment risk represents the risk that the underlying investments backing the GICs and group SPAs will perform according to the expectations of the Company at the time of purchase.

  COLI is a tax-leveraged policy sold from 1983 to 1990, with most of the block having been sold before June 21, 1986. Beginning in 1986, Congress began to enact tax legislation that significantly reduced the ability of policyholders to deduct policy loan interest on these products which detracted from the internal rate of return which theretofore had been available. In 1988, Congress went further by enacting legislation that had adverse tax consequences for distributions/policy loans from modified endowment contracts. Under this legislation, new sales of the majority of the Company's COLI products would have been subject to adverse tax treatment as modified endowment contracts due to their high premium level. As a consequence, many of these products were withdrawn, and revised products which would not be considered modified endowment contracts were introduced. Policies issued prior to June 21, 1986, however, were grandfathered from the modified endowment provisions. In 1996, Congress enacted tax legislation which generally eliminates tax deductions for policy loan interest on COLI products issued on or after June 21, 1986.

  Medical stop-loss insurance is provided to protect the insured against significant adverse claims experience with respect to group medical coverage. As commented on previously, the Company entered into an agreement in 1998 to reinsure this block of business.

  As previously discussed, during 1998 the Company sold its in-force individual and tax-sheltered annuity business.

  Corporate Segment. The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Reinsurance

  The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The maximum amount of risk retained by the Company and not reinsured is $500,000 on any individual life insured and $500,000 on individual accidental death insurance. The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue. Since the ceding of reinsurance by the Company does not discharge its primary liability to the policyholder, the Company has control procedures with regard to reinsurance ceded. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, on-site visits before entering a contract to assess the operations and management of the reinsurer, consideration of the need for collateral, such as letters of credit, and audits of the Company's reinsurance activities by its Internal Audit staff. The Company also assumes reinsurance from other insurers. See "Note 12 to the Notes to Consolidated Financial Statements" for further discussion.

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

  In addition to reserves for future policy and contract benefits, the Company maintains a balance sheet liability for policyholders' funds. Policyholders' funds, as shown on the Company's consolidated statements of financial condition as of December 31, 1998, were $3,127.3 million. Of this amount, $656.8 million reflected the Company's outstanding GICs, the maturity of which is as follows (in millions):

      1 year or less.................................................... $464.7
      Over 1 year but less than 2 years.................................  156.5
      Over 2 years but less than 3 years................................   26.5
      Over 3 years......................................................    9.1
                                                                         ------
        Total........................................................... $656.8
                                                                         ======

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

  Subsequently, Paul Revere completed, in cooperation with the Division of Insurance of the Commonwealth of Massachusetts (the "Massachusetts Division of Insurance"), a comprehensive study of the adequacy of its statutory individual disability reserves, as a result of which Paul Revere's statutory reserves were increased by $144.0 million before income taxes. Pursuant to an agreement with the Company, dated as of April 29, 1996, Textron Inc. ("Textron"), then the largest shareholder of Paul Revere, contributed to Paul Revere $121.0 million, representing the amount of required statutory reserve increases, net of tax benefits.

  Regarding the Company's proposed merger with UNUM, the Company and UNUM have reviewed the anticipated disability claims experience, specifically the assumptions around expected disability claims duration on existing claims, considering the impact of the merger. The Company and UNUM anticipate that as a result of integrating their respective claim operations, there will be a temporary increase in claim costs. Each company expects that fewer claims will be resolved or closed during the period when the two companies are planning and implementing the integration of their claims organizations. The average length of duration for claims will increase resulting in more benefit payments being paid for a relatively short time until the consolidation of operations is complete. During the fourth quarter 1998, the Company and UNUM increased their claim reserves by approximately $93.6 million ($60.8 million after tax) and $59.4 million ($38.6 million after tax), respectively, related to the expected increase in disability claim duration on existing claims. Additionally, the Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by the Company. It has been determined that the Company's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount claim reserves for group long-term disability, individual disability, and the disability businesses of UNUM Limited a UNUM subsidiary in the UK. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's claim reserves upon consummation of the merger of approximately $230.0 million ($150.0 million after tax).

  See "Risk Factors--Reserves".

Competition

  There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 1998, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. The Company's principal competitors in the employee benefits market include the largest insurance companies in the United States, many of which have substantially greater financial resources and larger staffs than the Company. In addition, in the individual life market, the Company competes with banks, investment advisers, mutual funds, and other financial entities for investment of savings and retirement funds in general. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products.

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

  The Company and its insurance subsidiaries are required to file various, usually quarterly and/or annual, financial statements and are subject to periodic and intermittent review with respect to their financial condition and other matters by the various departments having jurisdiction in the states in which they do business. The last such examination of Accident, Casualty and National was completed on April 30, 1997, and covered operations for the five-year period ending December 31, 1995. The final report was issued in the second quarter of 1997, and no objections were raised by the reviewing authorities as a result of that examination. The field work related to the last financial examination of Paul Revere Life and Paul Revere Variable was completed on March 27, 1997, and covered the operations for the four-year period ending December 31, 1994. As a result of the examination, statutory reserves were increased by $35.0 million, which adjustment was reflected in the statutory financial statements of Paul Revere Life as of December 31, 1995. The scope of the examination was extended to include a review of the individual disability income reserves as of September 30, 1996. As a result of that review, which was completed on February 5, 1997, Paul Revere Life was required to increase its statutory reserves by $144.0 million on a pre-tax basis or $121.0 million on an after-tax basis. As a result of the reserve strengthening required, the former parent of Paul Revere Life made additional capital contributions totaling $121.0 million: $83.5 million was contributed in December 1996, and the balance of $37.5 million was contributed on February 5, 1997. The financial examination of Paul Revere Protective for the three-year period ending December 31, 1996 has been completed, and the Company received the final report in the first quarter of 1999. No objections were raised by the reviewing authorities.

  The laws of the states of Tennessee, Massachusetts, New York, and Delaware require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Tennessee, Massachusetts, New York, and Delaware. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28.

  The National Association of Insurance Commissioners ("NAIC") and insurance regulators are re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws, and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus notes, accounting for reinsurance transactions, and the adoption of risk-based capital rules. In 1998, the NAIC approved a codification of statutory accounting practices effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. Following implementation, statutory accounting principles will continue to be governed by individual state laws and permitted practices until adoption by the various states. Accordingly, before codification becomes effective for each of the Company's insurance subsidiaries, their state of domicile must adopt codification as the prescribed basis of accounting. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements.

Risk Factors

  Any one or more of the following factors may cause the Company's actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28.

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

Capital Adequacy

  The capacity for an insurance company's growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the private rating agencies.

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

  Based on computations made by the Company in accordance with the prescribed life and health RBC formula, each of the Company's life insurance subsidiaries exceeded the minimum capital requirements at December 31, 1998.

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

  In recent years, some U.S. life insurance companies have faced claims, including class-action lawsuits, alleging various improper sales practices in the sales of certain types of life insurance products. These claims often relate to the selling of whole life and universal life policies that accumulate cash values which may be utilized to fund the cost of the insurance in later years of the policy. Due to subsequent reductions in dividends or interest credited or due to other factors, the cash values have not accumulated sufficiently to cover costs of insurance, resulting in the need for ongoing premium payments. Although never a principal product line for the Company or Paul Revere, both companies have sold a modest amount of interest-sensitive whole life and universal life policies. There can be no assurance that any future claims relating to sales of such policies will not have a material adverse effect on the Company.

Merger with UNUM

  The market value of UNUMProvident common stock issued in the merger will depend upon the market value of the Company's common stock and UNUM common stock at the completion of the merger. As a result of the reclassification and the merger, each share of the Company's common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock. Because the exchange ratio of 0.73 is fixed, the market value of UNUMProvident common stock issued in the merger will depend upon the market prices of UNUM common stock and the Company's common stock. These market values may fluctuate prior to the completion of the merger and therefore may be different at the time the merger is completed than they were at the time the merger agreement was signed and the exchange ratio agreed upon and at the time of stockholder approval. Accordingly, the Company's stockholders and UNUM's stockholders cannot be sure of the market value of the UNUMProvident common stock that they will receive in the merger.

  The Company may fail to realize benefits anticipated by the parties. The Company and UNUM expect significant benefits to result from the merger. However, the merger involves the integration of two large companies that have previously operated independently of each other, and the successful combination of the two business enterprises may result in a diversion of management attention for an extended period of time. In addition, such integration is likely to lengthen the average disability claims duration for a relatively short period of time following the completion of the merger. See the preceding discussion in the "Reserves" section for the anticipated effect on productivity and management's corresponding increase in claim reserves. Further, the parties may not be able to achieve the anticipated enhanced cross-selling opportunities, the development and marketing of more comprehensive insurance product offerings, cost savings, revenue growth and consistent use of best practices. Inability to realize the full extent of, or any of, the anticipated benefits of the merger as well as delays encountered in the transition process could have a material adverse effect upon the revenues, level of expenses, operating results, and financial condition of UNUMProvident. Accordingly, UNUMProvident may not realize the full extent of, or any of, the anticipated benefits of the merger, and this failure may affect the value of the UNUMProvident common stock.

  The merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have a material adverse effect on UNUMProvident or cause abandonment of the merger. Completion of the merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and the receipt of consents, orders, approvals, and clearances from state and foreign governmental entities. The terms and conditions of such consents, orders, approvals, and clearances may require the divestiture of divisions, operations or assets of UNUMProvident, may affect the license of an insurance subsidiary of the Company or UNUM, or may impose other conditions which adversely affect the ongoing operations of UNUMProvident. Such required divestitures or other conditions, if any, may have a material adverse effect on the business, financial condition, or results of operations of UNUMProvident or may cause the abandonment of the merger by the Company or UNUM. The Company and UNUM have not determined how they will respond to conditions, limitations, or divestitures which may be required in connection with obtaining any consents, orders, approvals, and clearances.

Selected Data Of Segments

  Information regarding the operations of segments may be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 27.

Employees

  At March 1, 1999, the Company had 3,725 full-time employees (excluding GENEX), including 2,173 at its headquarters in Chattanooga, Tennessee, and GENEX had 1,363 full time employees, including 172 in its home office in Wayne, Pennsylvania.

Item 2. Properties

  The Company's home office property consists of two connected office buildings totaling 840,000 square feet at 1 Fountain Square, Chattanooga, Tennessee. The office buildings and substantially all of the surrounding 25 acres of land, used primarily as parking lots, are owned by the Company in fee. With the acquisition of Paul Revere in 1997, the Company also has a large operations center and owns facilities in Worcester, Massachusetts comprised of two connected buildings totaling 438,000 gross square feet of office space and approximately 5.6 acres of land, used primarily as parking. In addition, approximately 36,000 square feet of space is leased in three buildings located in the Worcester area, and 15,000 square feet of office space is leased in Springfield, Massachusetts. Total rents are approximately $0.6 million annually.

  The Company also leases other office space and minor storage space at approximately 65 locations in 33 states in the United States and 14 locations in 7 Canadian provinces for its sales and service force. The Company's real property lease payments for 1998 were approximately $9.2 million (net of rents received on subleased property).

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

  Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts ("the Court") against the Company--one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date, no class has been certified in either lawsuit. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Court agree with the plaintiff's interpretation of the contract. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 42 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 42 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders

  None

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Common stock of Provident Companies, Inc. is traded on the New York Stock Exchange. The stock symbol is PVT. The Board of Directors declared a two-for-one common stock split which was distributed on September 30, 1997. Historical common stock information has been restated to reflect the stock split.

                                                  Market Price
                                                  -----------------
                                                   High       Low       Dividend
                                                  ------     ------     --------
 1998 1st Quarter...............................  $  38 7/8  $  32 1/2   $0.10
      2nd Quarter...............................     41 1/8      32       0.10
      3rd Quarter...............................      38        32 7/8    0.10
      4th Quarter...............................     42 7/16    26 1/8    0.10

 1997 1st Quarter...............................  $  28 7/8  $  23 3/16  $0.09
      2nd Quarter...............................      30         26       0.09
      3rd Quarter...............................     35 1/16    26 5/8    0.10
      4th Quarter...............................     39 1/16    31 5/8    0.10

  As of March 1, 1999, there were 1,725 registered holders of common stock. The Company's dividend reinvestment plan offers shareholders of common stock a convenient way to purchase additional shares of common stock without paying brokerage, commission, or other service fees. More information and an authorization form may be obtained by writing or calling the Company's transfer agent, First Chicago Trust Company of New York. The toll-free customer service number is 1-800-446-2617.

  For information on restrictions relating to the Company's insurance subsidiaries' ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 and "Note 16 of the Notes to Consolidated Financial Statements".

Item 6. Selected Financial Data

                           1998(1)    1997(2)     1996       1995       1994
                          ---------- ---------- ---------  ---------  ---------
                              (in millions of dollars, except share data)
Income Statement Data
Premium Income..........  $  2,347.4 $  2,053.7 $ 1,175.7  $ 1,251.9  $ 1,382.6
Net Investment Income...     1,374.0    1,354.7   1,090.1    1,221.3    1,238.6
Net Realized Investment
 Gains (Losses).........        34.0       15.1      (8.6)     (31.7)     (30.1)
Other Income............       182.6      129.7      34.7      113.8      171.1
                          ---------- ---------- ---------  ---------  ---------
    Total Revenue.......     3,938.0    3,553.2   2,291.9    2,555.3    2,762.2
Benefits and Changes in
 Reserves...............     2,577.2    2,358.1   1,661.2    1,904.6    1,981.2
Operating Expenses......       958.0      814.8     404.5      474.7      580.1
                          ---------- ---------- ---------  ---------  ---------
Income Before Federal
 Income Taxes...........       402.8      380.3     226.2      176.0      200.9
Federal Income Taxes....       148.8      133.0      80.6       60.4       65.6
                          ---------- ---------- ---------  ---------  ---------
Net Income..............  $    254.0 $    247.3 $   145.6  $   115.6  $   135.3
                          ========== ========== =========  =========  =========
Per Common Share Infor-
 mation
Earnings--Basic.........  $     1.87 $     1.88 $    1.46  $    1.13  $    1.35
Earnings--Assuming Dilu-
 tion...................  $     1.82 $     1.84 $    1.44  $    1.13  $    1.35
Stockholders' Equity at
 End of Year............  $    25.20 $    23.11 $   17.34  $   16.48  $   11.17
Stockholders' Equity
 Excluding Net
 Unrealized Gains and
 Losses on Securities at
 End of Year............  $    19.88 $    18.49 $   16.34  $   15.33  $   14.46
Cash Dividends..........  $      .40 $      .38 $     .36  $     .36  $     .52
Weighted Average Common
 Shares Outstanding
 (000s)
  --Basic...............   135,117.8  124,505.4  91,044.8   90,762.7   90,622.1
  --Assuming Dilution...   138,269.2  127,253.2  92,154.5   90,931.8   90,729.9
Financial Position (at
 End of Year)
Assets..................  $ 23,088.1 $ 23,177.6 $14,992.5  $16,301.3  $17,149.9
Long-term Debt,
 Subordinated Debt
 Securities, and
 Preferred Stock........  $    900.0 $    881.2 $   356.2  $   356.2  $   358.7
Stockholders' Equity....  $  3,408.5 $  3,279.3 $ 1,738.6  $ 1,652.3  $ 1,169.1

--------
(1) An adjustment of $93.6 million for the anticipated increase in claims duration considering the inpact of the merger with UNUM and an $8.0 million reserve strengthening for single premium annuities decreased operating results for 1998 by $101.6 million before taxes and $66.0 million ($0.48 per common share assuming dilution) after taxes.
(2) The Company acquired GENEX Services, Inc. and The Paul Revere Corporation on February 28, 1997, and March 27, 1997, respectively. These financial results include the accounts and operating results from their respective dates of acquisition. The difference in comparability of the years is frequently attributed to this fact. See "Note 13 of the Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results By Segment (1)

                                                  Year Ended December 31
                                                -----------------------------
                                                  1998       1997      1996
                                                ---------  ---------  -------
                                                 (in millions of dollars)
Premium Income
Individual..................................... $ 1,474.4  $ 1,286.6  $ 646.1
Employee Benefits..............................     710.6      552.3    325.8
Voluntary Benefits.............................      84.2       79.3     70.6
Other..........................................      78.2      135.5    133.2
                                                ---------  ---------  -------
                                                  2,347.4    2,053.7  1,175.7
                                                ---------  ---------  -------
Net Investment Income and Other Income
Individual.....................................     779.2      615.7    378.9
Employee Benefits..............................     221.2      178.2     69.7
Voluntary Benefits.............................      32.2       29.2     26.8
Other..........................................     496.4      638.5    625.4
Corporate......................................      27.6       22.8     24.0
                                                ---------  ---------  -------
                                                  1,556.6    1,484.4  1,124.8
                                                ---------  ---------  -------
Total Revenue (Excluding Net Realized Invest-
 ment Gains and Losses)
Individual.....................................   2,253.6    1,902.3  1,025.0
Employee Benefits..............................     931.8      730.5    395.5
Voluntary Benefits.............................     116.4      108.5     97.4
Other..........................................     574.6      774.0    758.6
Corporate......................................      27.6       22.8     24.0
                                                ---------  ---------  -------
                                                  3,904.0    3,538.1  2,300.5
                                                ---------  ---------  -------
Benefits and Expenses
Individual.....................................   2,018.6    1,670.0    909.6
Employee Benefits..............................     846.2      690.5    364.7
Voluntary Benefits.............................      93.2       93.4     82.7
Other..........................................     488.5      681.8    679.8
Corporate......................................      88.7       37.2     28.9
                                                ---------  ---------  -------
                                                  3,535.2    3,172.9  2,065.7
                                                ---------  ---------  -------
Income (Loss) Before Net Realized Investment
 Gains and Losses and Federal Income Taxes
Individual.....................................     235.0      232.3    115.4
Employee Benefits..............................      85.6       40.0     30.8
Voluntary Benefits.............................      23.2       15.1     14.7
Other..........................................      86.1       92.2     78.8
Corporate......................................     (61.1)     (14.4)    (4.9)
                                                ---------  ---------  -------
                                                    368.8      365.2    234.8
Net Realized Investment Gains (Losses).........      34.0       15.1     (8.6)
                                                ---------  ---------  -------
Income Before Federal Income Taxes.............     402.8      380.3    226.2
Federal Income Taxes...........................     148.8      133.0     80.6
                                                ---------  ---------  -------
Net Income..................................... $   254.0  $   247.3  $ 145.6
                                                =========  =========  =======
Assets
Individual..................................... $12,200.1  $11,543.5
Employee Benefits..............................   1,948.2    1,691.0
Voluntary Benefits.............................     495.2      449.0
Other..........................................   7,166.4    8,313.2
Corporate......................................   1,278.2    1,180.9
                                                ---------  ---------
                                                $23,088.1  $23,177.6
                                                =========  =========

(1) Revenue earned on corporate assets, general corporate expenses, interest expense on corporate debt, amortization of goodwill, and assets maintained for general corporate purposes are included in the Corporate segment. Assets have been allocated to the segments based upon identifiable liabilities and allocated stockholders' equity.

  Amounts for 1997 and 1996 have been reclassified to conform to current year presentation.

Introduction

  The Company acquired GENEX Services, Inc. ("GENEX") and The Paul Revere Corporation ("Paul Revere") on February 28, 1997, and March 27, 1997, respectively. The financial information contained herein includes the accounts and operating results of GENEX and Paul Revere from the respective dates of acquisition. Since GENEX and Paul Revere are reflected in the results for 1998 and 1997, and not 1996, the difference in comparability of the years is frequently attributed to that fact.

  Results for Affinity Groups, previously reported as a separate line of business in the Employee Benefits segment, have been allocated by product type to various other lines of business in the Employee Benefits and Other segments. Results for Voluntary Benefits, previously included in the Employee Benefits segment, are now reported as a separate segment. Results for Corporate, previously included in the Other segment, are now reported as a separate segment.

  Management believes that the trends in new annualized sales in the Individual and Employee Benefits segments are important for investors to assess in their analysis of the Company's results of operations. The trends in new sales are indicators of the level of market acceptance of new products, particularly in the individual disability income line of business, and the Company's potential for growth in its respective markets. The Company has closely linked its various incentive compensation plans for management and employees to the achievement of its goals for new sales.

  The following discussion of operating results by segment excludes net realized investment gains and losses from revenue and income before taxes. The Company's investment focus has been on investment income to support its insurance liabilities as opposed to the generation of realized investment gains. Due to the nature of the Company's business, a long-term focus in necessary to maintain profitability over the life of the business. The realization of investment gains and losses will impact future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities. However, income excluding realized investment gains and losses does not replace net income as a measure of the Company's profitability, and this discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Operating Results

  Revenue excluding net realized investment gains and losses ("revenue") increased $365.9 million, or 10.3 percent to $3,904.0 million in 1998 from $3,538.1 million in 1997. Revenue includes premium income, net investment income, and other income. This increase resulted from increased revenue in the Individual segment ($351.3 million), Employee Benefits segment ($201.3 million), Voluntary Benefits segment ($7.9 million), and Corporate segment ($4.8 million). This increase was partly offset by lower revenue in the Other segment ($199.4 million).

  In 1997, revenue increased $1,237.6 million, or 53.8 percent, to $3,538.1 million from $2,300.5 million in 1996. This increase resulted from increased revenue in the Individual segment ($877.3 million), Employee Benefits segment ($335.0 million), Voluntary Benefits segment ($11.1 million), and Other segment ($15.4 million). This increase was partly offset by lower revenue in the Corporate segment ($1.2 million).

  Income before net realized investment gains and losses and federal income taxes ("income") increased $3.6 million, or 1.0 percent, to $368.8 million in 1998 from $365.2 million in 1997. This increase resulted from increased income in the Individual segment ($2.7 million), Employee Benefits segment ($45.6 million), and Voluntary Benefits segment ($8.1 million). This increase was partly offset by lower income in the Other segment ($6.1 million) and Corporate segment ($46.7 million).

  In 1997, income increased $130.4 million, or 55.5 percent, to $365.2 million from $234.8 million in 1996. This increase resulted from increased income in the Individual segment ($116.9 million), Employee Benefits segment ($9.2 million), Voluntary Benefits segment ($0.4 million), and Other segment ($13.4 million). This increase was partly offset by lower income in the Corporate segment ($9.5 million).

  Net income totaled $254.0 million in 1998, compared to $247.3 million in 1997 and $145.6 million in 1996. Net realized investment gains after federal income taxes were $22.3 million in 1998 and $9.8 million in 1997, compared to losses of $5.4 million in 1996.

Individual Segment Operating Results (1)

                                                    Year Ended December 31
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
                                                   (in millions of dollars)
Revenue Excluding Net Realized Investment Gains
 and Losses
Premium Income
  Individual Disability Income...................  $1,392.0  $1,207.7  $ 582.8
  Individual Life................................      82.4      78.9     63.3
                                                   --------  --------  -------
Total Premium Income.............................   1,474.4   1,286.6    646.1
Net Investment Income............................     736.0     589.8    371.8
Other Income.....................................      43.2      25.9      7.1
                                                   --------  --------  -------
Total............................................   2,253.6   1,902.3  1,025.0
                                                   --------  --------  -------
Benefits and Expenses
Policy and Contract Benefits.....................     936.8     771.6    459.6
Change in Reserves for Future Policy and Contract
 Benefits and Policyholders' Funds...............     524.4     425.3    221.3
Commissions......................................     235.3     211.8    116.9
Increase in Deferred Policy Acquisition Costs....     (67.5)    (53.2)    (2.3)
Amortization of Value of Business Acquired.......      33.6      26.8      0.5
Other Operating Expenses.........................     356.0     287.7    113.6
                                                   --------  --------  -------
Total............................................   2,018.6   1,670.0    909.6
                                                   --------  --------  -------
Income Before Net Realized Investment Gains and
 Losses and Federal Income Taxes.................  $  235.0  $  232.3  $ 115.4
                                                   ========  ========  =======
Sales--Annualized New Premiums
  Individual Disability Income...................  $  114.6  $  103.9  $  45.1
  Individual Life................................       8.8       9.6      6.7

--------
(1) Results for 1997 and 1996 have been reclassified to conform to current year presentation.

  Revenue in the Individual segment increased $351.3 million, or 18.5 percent, to $2,253.6 million in 1998 from $1,902.3 million in 1997. The increase was primarily the result of the acquisition of Paul Revere. Premium income in this segment increased $187.8 million, or 14.6 percent, to $1,474.4 million in 1998 from $1,286.6 million in 1997. Both the individual disability income and individual life lines of business produced increases in premium income. Also in this segment, net investment income increased $146.2 million, or 24.8 percent, to $736.0 million in 1998 from $589.8 million in 1997, primarily due to the acquisition of Paul Revere and increased capital allocation. Management expects that premium income in the Individual segment will begin to grow on a year-over-year basis as the product transition in the individual disability income line of business begins to produce increasing levels of new sales of individual disability products.

  In 1997, revenue in the Individual segment increased $877.3 million, or 85.6 percent, to $1,902.3 million from $1,025.0 million in 1996. The increase was primarily the result of the acquisition of Paul Revere, which contributed $851.9 million of revenue to this segment in 1997. Premium income in this segment increased $640.5 million, or 99.1 percent, to $1,286.6 million in 1997 from $646.1 million in 1996. The increase was primarily the result of the acquisition of Paul Revere, which contributed $636.5 million of premium income to this segment in 1997. Within this segment, revenue in the individual disability income line of business increased $840.1 million, or 94.1 percent, to $1,733.1 million in 1997 from $893.0 million in 1996. Revenue in the individual life line of business increased $37.2 million, or 28.2 percent, to $169.2 million in 1997 from $132.0 million in 1996. Both of these lines of business benefited from the Paul Revere acquisition.

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

  In the fourth quarter of 1998, new annualized sales in the individual disability income line totaled $33.5 million, compared to $28.2 million in the third quarter of 1998 and $29.8 million in the fourth quarter of 1997, reflecting the continued product transition. On a pro forma basis, sales of individual disability income contracts declined in 1998 to $114.6 million from $127.3 million in 1997, reflecting the planned discontinuance of certain products and restructuring of others and, secondarily, with the consolidation of the Company's and Paul Revere's sales offices and related realignment of the field sales force.

  Revenue is not expected to be significantly impacted by the transition in products due to continued favorable persistency. The magnitude and duration of the decline in sales from previous years, such as that experienced during 1997 and 1998, are dependent on the response of customers and competitors in the industry.

  Income in the Individual segment increased $2.7 million, or 1.2 percent, to $235.0 million in 1998 from $232.3 million in 1997. The increase in this segment was primarily the result of increased income in the individual life line of business to $36.0 million in 1998 from $28.7 million in 1997 due to the acquisition of Paul Revere and higher net investment income. Income in the individual disability income line of business declined $4.6 million, or 2.3 percent, to $199.0 million in 1998 from $203.6 million in 1997. This decline is primarily due to an $81.0 million increase in the individual disability reserves for existing claims related to the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM Corporation ("UNUM"). The impact on productivity is expected to lengthen the average claims duration for a relatively short period of time until the new claims organization completes its transition process following the merger.

  In 1997, income in the Individual segment increased $116.9 million, or 101.3 percent, to $232.3 million from $115.4 million in 1996. This increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $112.3 million, or 123.0 percent, to $203.6 million in 1997 from $91.3 million in 1996. This improvement is primarily due to the acquisition of Paul Revere and a higher level of net claim resolutions. Management believes the substantial investment in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that occurred in this line. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $28.7 million in 1997, an increase of $4.6 million, or 19.1 percent, over the $24.1 million in 1996. The increase is the result of the acquisition of Paul Revere.

Employee Benefits Segment Operating Results (1)

                                                      Year Ended December 31
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
                                                     (in millions of dollars)
Revenue Excluding Net Realized Investment Gains
 and Losses
Premium Income
  Long-term Disability............................  $  261.1  $  185.2 $   69.1
  Short-term Disability...........................      93.0      66.6     30.3
  Group Life......................................     317.6     270.2    204.7
  Accidental Death and Dismemberment..............      38.9      30.3     21.7
                                                    --------  -------- --------
Total Premium Income..............................     710.6     552.3    325.8
Net Investment Income.............................     123.2     101.5     66.7
Other Income......................................      98.0      76.7      3.0
                                                    --------  -------- --------
Total.............................................     931.8     730.5    395.5
                                                    --------  -------- --------
Benefits and Expenses
Policy and Contract Benefits......................     547.8     416.0    250.5
Change in Reserves for Future Policy and Contract
 Benefits and Policyholders' Funds................      58.1      64.6     49.3
Commissions.......................................      51.7      40.3     13.4
(Increase) Decrease in Deferred Policy Acquisition
 Costs............................................      (8.6)      2.1      2.6
Other Operating Expenses..........................     197.2     167.5     48.9
                                                    --------  -------- --------
Total.............................................     846.2     690.5    364.7
                                                    --------  -------- --------
Income Before Net Realized Investment Gains and
 Losses and Federal Income Taxes..................  $   85.6  $   40.0 $   30.8
                                                    ========  ======== ========
Sales--Annualized New Premiums
  Long-term Disability............................  $   73.1  $   35.5      N/A
  Short-term Disability...........................      38.3      35.4      N/A
  Group Life......................................      78.4      50.7 $   27.8
  Accidental Death and Dismemberment..............       7.0       4.5     12.5

--------
(1) Results for 1997 and 1996 have been reclassified to conform to current year presentation.

  Revenue in the Employee Benefits segment increased $201.3 million, or 27.6 percent, to $931.8 million in 1998 from $730.5 million in 1997. Premium income in this segment increased $158.3 million, or 28.7 percent, to $710.6 million in 1998 from $552.3 million in 1997. The increase is the result of the acquisition of Paul Revere and increased premium income in the group disability, group life, and accidental death and dismemberment lines of business. Revenue from GENEX totaled $92.3 million in 1998 compared to $72.3 million in 1997 subsequent to its acquisition.

  In 1997, revenue in the Employee Benefits segment increased $335.0 million, or 84.7 percent, to $730.5 million from $395.5 million in 1996. The increase was primarily the result of an increase in premium income in this segment of $226.5 million, or 69.5 percent, to $552.3 million in 1997 from $325.8 million in 1996. The increase was primarily the result of the acquisition of Paul Revere, which added to premium income in the group life and group disability lines of business. In 1997, Paul Revere added $211.4 million to premium income and $241.3 million to revenue. GENEX contributed $72.3 million of revenue in 1997 subsequent to its acquisition.

  Income in the Employee Benefits segment increased $45.6 million, or 114.0 percent, to $85.6 million in 1998 from $40.0 million in 1997. The increase is primarily the result of the acquisition of Paul Revere and improved results in the group disability, group life, accidental death and dismemberment, and GENEX lines of business. The group disability line of business produced income of $39.4 million in 1998 compared to $15.3 million in 1997, primarily due to the acquisition of Paul Revere and the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies. Included in the results from this line for 1998 is a $12.6 million increase in group disability reserves for existing claims related to the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM. Also in this segment, income in the group life and accidental death and dismemberment lines increased to $41.0 million in 1998 from $22.7 million in 1997. Income for GENEX increased to $5.2 million in 1998 from $2.0 million in 1997.

  In 1997, income in the Employee Benefits segment increased $9.2 million, or
29.9 percent, to $40.0 million from $30.8 million in 1996. This increase was primarily due to increased income in the group disability line of business, which increased $9.5 million to $15.3 million in 1997 from $5.8 million in 1996. This increase was primarily due to the acquisition of Paul Revere. Also within this segment, GENEX produced income of $2.0 million in 1997. These results were partly offset by lower income in the group life and accidental death and dismemberment lines of business, which produced income of $22.7 million in 1997, compared to $25.0 million in 1996.

Voluntary Benefits Segment Operating Results

                                                    Year Ended December 31
                                                   ----------------------------
                                                     1998      1997     1996
                                                   --------  --------  --------
                                                   (in millions of dollars)
Revenue Excluding Net Realized Investment Gains
 and Losses
Premium Income
  Life...........................................  $   69.5  $   64.5  $  55.3
  Disability.....................................      12.9      13.5     14.3
  Other..........................................       1.8       1.3      1.0
                                                   --------  --------  -------
Total Premium Income.............................      84.2      79.3     70.6
Net Investment Income............................      27.1      25.2     23.3
Other Income.....................................       5.1       4.0      3.5
                                                   --------  --------  -------
Total............................................     116.4     108.5     97.4
                                                   --------  --------  -------
Benefits and Expenses
Policy and Contract Benefits.....................      44.2      42.3     36.5
Change in Reserves for Future Policy and Contract
 Benefits and Policyholders' Funds...............      17.4      21.0     21.9
Commissions......................................      23.4      20.0     14.4
Increase in Deferred Policy Acquisition Costs....     (14.6)    (11.9)    (7.8)
Other Operating Expenses.........................      22.8      22.0     17.7
                                                   --------  --------  -------
Total............................................      93.2      93.4     82.7
                                                   --------  --------  -------
Income Before Net Realized Investment Gains and
 Losses and Federal Income Taxes.................  $   23.2  $   15.1  $  14.7
                                                   ========  ========  =======
Sales--Annualized New Premiums
  Life...........................................  $   24.3  $   25.4  $  19.5
  Disability.....................................       4.7       2.6      2.9
  Other..........................................       0.9       0.7      0.6

  Revenue in the Voluntary Benefits segment increased $7.9 million, or 7.3 percent, to $116.4 million in 1998 from $108.5 million in 1997. The increase is primarily the result of an increase in premium income in this segment of $4.9 million, or 6.2 percent, to $84.2 million in 1998 from $79.3 million in 1997. Also in this segment, net investment income increased $1.9 million, or
7.5 percent, to $27.1 million in 1998 from $25.2 million in 1997. New sales in this segment increased 4.2 percent to $29.9 million in 1998 from $28.7 million in 1997.

  In 1997, revenue in the Voluntary Benefits segment increased $11.1 million, or 11.4 percent, to $108.5 million from $97.4 million in 1996. The increase is primarily the result of an increase in premium income of $8.7 million, or 12.3 percent, to $79.3 million in 1997 from $70.6 million in 1996. Also in this segment, net investment income increased $1.9 million, or 8.2 percent, to $25.2 million in 1997 from $23.3 million in 1996. New sales in this segment increased 24.8 percent in 1997 to $28.7 million from $23.0 million in 1996.

  Income in the Voluntary Benefits segment increased $8.1 million, or 53.6 percent, to $23.2 million in 1998 from $15.1 million in 1997. The increase is primarily the result of an increase in revenue as well as improved mortality experience in 1998 relative to 1997.

  In 1997, income in the Voluntary Benefits segment increased $0.4 million, or
2.7 percent, to $15.1 million from $14.7 million in 1996, primarily as a result of an increase in revenue and an improved mortality experience.

Other Segment Operating Results(1)

                                                      Year Ended December 31
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                     (in millions of dollars)
Revenue Excluding Net Realized Investment Gains
 and Losses
Premium Income....................................  $   78.2 $  135.5  $  133.2
Net Investment Income.............................     460.8    617.6     606.5
Other Income......................................      35.6     20.9      18.9
                                                    -------- --------  --------
Total.............................................     574.6    774.0     758.6
                                                    -------- --------  --------
Benefits and Expenses
Policy and Contract Benefits......................     276.3    457.9     469.9
Change in Reserves for Future Policy and Contract
 Benefits and Policyholders' Funds................     172.2    159.4     152.2
Commissions.......................................      19.9     33.6      23.6
(Increase) Decrease in Deferred Policy Acquisition
 Costs............................................       --      (6.1)      0.1
Other Operating Expenses..........................      20.1     37.0      34.0
                                                    -------- --------  --------
Total.............................................     488.5    681.8     679.8
                                                    -------- --------  --------
Income Before Net Realized Investment Gains and
 Losses and Federal Income Taxes..................  $   86.1 $   92.2  $   78.8
                                                    ======== ========  ========
Funds Under Management
  Guaranteed Investment Contracts.................  $  656.8 $1,603.6  $3,204.3
  Group Single Premium Annuities..................   1,185.6  1,199.1   1,188.1

--------
(1) Results for 1997 and 1996 have been reclassified to conform to current year presentation.

  The Other operating segment includes results from products no longer actively marketed, including corporate-owned life insurance ("COLI"), group pension, medical stop-loss, medical and dental, and individual annuities. The closed blocks of business have been segregated for reporting and monitoring purposes.

  Effective January 1, 1998, the Company entered into an agreement with Connecticut General Life Insurance Company ("Connecticut General") for Connecticut General to reinsure, on a 100% coinsurance basis, the Company's in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates ("CIGNA"). This reinsured block constitutes substantially all of the Company's medical stop-loss insurance business. The small portion remaining consists of medical stop-loss coverages sold to clients other than those of CIGNA. These coverages will not be renewed. The medical stop-loss business produced revenue of $14.1 million, $38.0 million, and $50.6 million and income of $1.6 million, $6.6 million, and $10.2 million for the years ended 1998, 1997, and 1996, respectively.

  On April 30, 1998, the Company closed the sale of its in-force individual and tax-sheltered annuity business to American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, affiliates of American General Corporation ("American General"). The sale was effected by reinsurance in the form of 100% coinsurance agreements whereby the financial liability for the various annuity lines was transferred to American General. The responsibility for providing administrative services was also assumed by American General pursuant to various administrative services agreements with the American General affiliates. The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities in Provident Life and Accident Insurance Company ("Accident"), Provident National Assurance Company ("National"), The Paul Revere Life Insurance Company ("Paul Revere Life"), The Paul Revere Variable Annuity Insurance Company ("Paul Revere Variable")and The Paul Revere Protective Life Insurance Company ("Paul Revere Protective"). In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which were no longer actively marketed by the Company. Pursuant to an administrative services agreement, an affiliate of American General is providing administrative services to registered separate accounts of Paul Revere Variable and National. The sale does not include the Company's block of guaranteed investment contracts ("GICs") or group single premium annuities ("SPAs"), which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million. See "Note 14 of the Notes to Consolidated Financial Statements" for further discussion.

  In 1997, the Company transferred its dental business to Ameritas Life Insurance Corp. The dental block, which was acquired in the Paul Revere acquisition, produced $39.2 million in premium income in 1997 and $48.3 million in 1996.

  Revenue in the Other segment declined $199.4 million, or 25.8 percent, to $574.6 million in 1998 from $774.0 million in 1997. The decline in revenue in this segment is primarily due to lower net investment income, which declined $156.8 million, or 25.4 percent, to $460.8 million in 1998 from $617.6 million in 1997. This decline is primarily the result of a decrease in GIC funds under management from $1,603.6 million as of December 31, 1997, to $656.8 million as of December 31, 1998, resulting from the strategic decision to discontinue the sale of GICs. Also in this segment, premium income declined $57.3 million, or
42.3 percent, to $78.2 million in 1998 from $135.5 million in 1997. This decline is primarily due to the transfer of the dental block in 1997.

  In 1997, revenue in the Other segment increased $15.4 million, or 2.0 percent, to $774.0 million from $758.6 million in 1996. This increase is primarily the result of the acquisition of Paul Revere, which added $150.4 million of revenue in 1997, including $119.1 million of revenue in the individual annuity line of business. This increase was partly offset by a decline in funds under management resulting from the discontinuation of the sale of products in the group pension line of business. Revenue in this line of business declined $107.8 million to $300.6 million in 1997 from $408.4 million in 1996. Revenue in the corporate-owned life insurance line of business increased by $9.0 million, or 4.5 percent, to $210.3 million in 1997 from $201.3 million in 1996, primarily due to increased net investment income.

  Income in the Other segment declined $6.1 million, or 6.6 percent, to $86.1 million in 1998 from $92.2 million in 1997. The decline in this segment was due in part to the sale of the individual annuity line and the reinsurance of the medical stop-loss line. Income in the group pension line of business also declined to $21.7 million in 1998 from $35.3 million in 1997 primarily due to the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. In addition, the Company recorded an $8.0 million reserve strengthening for group SPAs during 1998. This decline was partly offset by improved income in the COLI line of business which increased to $27.9 million in 1998 from $19.4 million in 1997.

  In 1997, income in the Other segment increased $13.4 million, or 17.0 percent, to $92.2 million from $78.8 million in 1996. This increase was primarily the result of higher income in the individual annuities line of business, which increased to $17.9 million in 1997 from $1.9 million in 1996, due to the acquisition of Paul Revere. This increase was partly offset by lower income in the group pension line of business, which produced income of $35.3 million in 1997, a decline of $12.3 million, or 25.8 percent, from $47.6 million in 1996. The medical stop-loss line also produced lower income in 1997, declining $3.6 million, or 35.3 percent, to $6.6 million in 1997 from $10.2 million in 1996.

  The Other segment contains lines of business that are no longer actively marketed by the Company and are in run-off mode. It is expected that revenue and earnings in this segment will decline over time as these business lines wind down. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets. Management expects to reinvest the capital supporting these lines of business in the future growth of the Individual and Employee Benefits segments.

Corporate Segment Operating Results

  The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

  Revenue in the Corporate segment increased $4.8 million, or 21.1 percent, to $27.6 million in 1998 from $22.8 million in 1997. This increase is primarily the result of higher net investment income from unallocated capital and surplus.

  In 1997, revenue in the Corporate segment declined $1.2 million, or 5.0 percent, to $22.8 million from $24.0 million in 1996. This decline is primarily the result of a lower level of net investment income from unallocated capital and surplus.

  The Corporate segment reported a loss of $61.1 million in 1998 compared to a loss of $14.4 million in 1997. Interest and debt expense increased to $62.1 million in 1998 from $39.9 million in 1997. Also, amortization of goodwill increased to $21.4 million in 1998 from $12.6 million in 1997, reflecting the acquisitions of Paul Revere and GENEX.

  In 1997, the Corporate segment reported a loss of $14.4 million compared to a loss of $4.9 million in 1996. Interest and debt expense increased to $39.9 million in 1997 from $12.4 million in 1996. Also, amortization of goodwill increased to $12.6 million in 1997 as a result of the acquisition of Paul Revere and GENEX.

Liquidity And Capital Resources

  On March 27, 1997, the Company consummated the acquisition of Paul Revere, which was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance and cash to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million revolving bank credit facility with various domestic and international banks. The revolving bank credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere and GENEX, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At December 31, 1997, outstanding borrowings under the revolving bank credit facility were $725.0 million. The revolving bank credit facility was repaid on February 24, 1998. The Company also redeemed its outstanding 8.10% cumulative preferred stock, which had an aggregate value of $156.2 million, on February 24, 1998. The debt repayment and preferred stock redemption were funded through short-term borrowing.

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

  In July 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7.0% senior notes due July 15, 2018.

  The proceeds from these offerings funded the repayment of the short-term borrowing used for the February 1998 debt repayment and preferred stock redemption.

  The Company believes the cash flow from its operations will be sufficient to meet its operating and financial cash flow requirements. Periodically, the Company may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

  As a holding company, the Company is dependent upon payments from its wholly-owned insurance subsidiaries and GENEX to pay dividends to its stockholders and to pay its expenses. These payments by the Company's subsidiaries may take the form of either dividends or interest payments on amounts loaned to such subsidiaries by the Company or expense reimbursement. At December 31, 1998, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 1998 of 7.9% and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 1998 of 8.3%. Semi-annual interest payments are conditional upon the approval by the insurance department of the state of domicile.

  State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In the Company's insurance subsidiaries' states of domicile, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets or to pay cash dividends in any twelve month period in excess of the greater of such company's net gain from operations of the preceding year or ten percent of its surplus as regards policyholders as of the preceding year end, each as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. The Company anticipates that $153.3 million will be available in 1999 for such purposes without regulatory approval.

  The Company's liquidity requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash flow from operations was sufficient in 1998. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

  As a result of the release of capital generated by the run-off of the GIC portfolio, the sale of the commercial mortgage loans and other corporate actions, the Company has increased its available capital to support the growth of its businesses, including assisting in the financing of the acquisitions of Paul Revere and GENEX. Management continues to analyze potential opportunities to utilize the capital to further enhance stockholder value, including exploring options that would support the Company's growth initiatives.

  In November 1998, the Company announced its plans to merge with UNUM, a leading provider of disability products and other employee benefits, in a transaction that will create UNUMProvident Corporation. See "Note 17 of the Notes to Consolidated Financial Statements" for further discussion.

Market Risks

  The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. The following discussion regarding the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating the Company's overall market risk from the information presented below, as actual results may differ. The Company employs various derivative programs to manage these material market risks. See "Notes 3 and 4 of the Notes to Consolidated Financial Statements" for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

  The operations of the Company are subject to risk resulting from interest rate fluctuations, primarily long-term U.S. interest rates. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. Management continually models and tests asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to the Company's activities in derivative financial instruments. The Company uses interest rate swaps, interest rate forward contracts, exchange-traded interest rate futures contracts, and options to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

  Assuming an immediate increase of 100 basis points in interest rates from the December 31, 1998 levels, the net hypothetical decrease in stockholders' equity related to financial and derivative instruments is estimated to be $455.2 million at December 31, 1998. Additionally, the fair value of those assets currently reported in the Consolidated Statements of Financial Condition at their amortized cost or unpaid balances, namely held-to-maturity securities and policy loans, would decrease by $36.0 million and $179.9 million, respectively. Assuming a 100 basis point decrease in long-term interest rates from the December 31, 1998 level, the fair value of the Company's long-term debt and company-obligated mandatorily redeemable preferred securities would increase approximately $63.4 million and $46.2 million, respectively. The effect of a change in interest rates on asset prices is determined using a matrix pricing system whereby all securities are priced with the resulting market rates and spreads assuming a change of 100 basis points. These hypothetical prices are compared to the actual prices for the period to compute the overall change in market value. The changes in fair value of long-term debt and company-obligated mandatorily redeemable preferred securities are determined using discounted cash flows analyses. Because the Company actively manages its investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

  The Company is subject to foreign exchange risk arising from its Canadian operations and certain Canadian-dollar denominated investment securities. Assuming a foreign exchange rate decrease of 10% from the December 31, 1998 level, the net hypothetical decrease in stockholders' equity is estimated to be $34.3 million at December 31, 1998. At December 31, 1998, there were no outstanding derivatives hedging the foreign currency risk.

Investments

  Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The following table provides the distribution of invested assets for the years indicated.

                                                               December 31
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
Investment-Grade Fixed Maturity Securities.................  79.5%  82.2%  77.0%
Below-Investment-Grade Fixed Maturity Securities...........   7.9    6.6    6.7
Equity Securities..........................................   --     0.1    0.1
Mortgage Loans.............................................   0.1    0.1    --
Real Estate................................................   0.2    0.4    1.1
Policy Loans...............................................  12.1   10.2   13.1
Other......................................................   0.2    0.4    2.0
                                                            -----  -----  -----
  Total.................................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  The following table provides certain investment information and results for the years indicated.

                                                  Year Ended December 31
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                 (in millions of dollars)
Average Cash and Invested Assets.............. $18,410.6  $17,808.2  $14,056.3
Net Investment Income......................... $ 1,374.0  $ 1,354.7  $ 1,090.1
Average Yield*................................       7.5%       7.6%       7.8%
Net Realized Investment Gains (Losses)........ $    34.0  $    15.1  $    (8.6)

--------
* Average yield is determined by dividing annualized net investment income by the average cash and invested assets for the year. Excluding net unrealized gains on securities, the yield is 8.2%, 8.0%, and 8.1% for 1998, 1997, and 1996, respectively. See "Note 3 of the Notes to Consolidated Financial Statements."

  For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. These non-current investments are primarily foreclosed real estate and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments totaled $20.5 million at December 31, 1998, or 0.12 percent of invested assets.

  The Company's investment in mortgage-backed securities approximates $2.0 billion on an amortized cost basis at December 31, 1998 and $3.1 billion at December 31, 1997. At December 31, 1998, the mortgage-backed securities had an average life of 8.7 years and effective duration of 7.5 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

  The Company's exposure to below-investment-grade fixed maturity securities at December 31, 1998, was $1,366.4 million, representing 7.9 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,297.1 million at December 31, 1997, representing 6.6 percent of invested assets.

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

  The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps to manage and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio. See "Note 4 of the Notes to Consolidated Financial Statements" for further discussion.

Year 2000 Issues

  As are many other businesses in this country and abroad, the Company is affected in numerous ways, both by its own computer information systems and by third parties with which it has business relationships, in the processing of date data relating to the year 2000 and beyond. Failure to adequately address and substantially resolve year 2000 issues could, and as to mission critical systems in certain circumstances would, have a material adverse effect on the Company's business, results of operations, or financial condition. While there can be no assurance as to its success, the Company has a project underway which is intended and designed to avoid and/or mitigate any such material adverse effect from year 2000 issues.

  In 1996 the Company completed the significant aspects of the planning phase of a project designed to modify its computer information systems to enable proper processing of date data relating to the year 2000. This project has a number of phases, including (i) planning; (ii) inventory (ascertaining the various internal systems and external relationships potentially affected by year 2000 issues); (iii) analysis (determining the extent to which the system or remediation or conversion to a compliant alternative); (iv) construction (remediating the system in order to be compliant); (v) testing (subjecting the integrated testing to validate interconnected and future date processing in the date forward year 2000 environment); and (vi) completion. The Company defines year 2000 "compliant" or "compliance" to mean that software will have the ability to (i) accept input and provide output of data involving dates or portions of dates correctly and without ambiguity as to the twentieth or twenty-first centuries; (ii) manage, store, manipulate, sort, sequence, and perform calculations with respect to data involving dates or portions of dates before, during and after January 1, 2000 (including single-century or multi-century date formulas) without malfunction, abends, aborts; and (iii) manage the leap year occurring in the year 2000 and any Special Dates. The term "Special Dates" means dates used by programmers to create exceptions where no date could be determined as specified to serve as end-of-file indicators or to facilitate sort routines. The Company's approach has primarily been one of modifying or remediating systems to make them compliant since there are not generally compliant replacements available in the market that will meet the Company's operational needs. In some instances non-compliant systems have been replaced with available and usable compliant systems where that approach is both cost and time effective.

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

  The following table provides information as to the timeline of phases of completion of the year 2000 project for different areas of the Company's business:

                        Year 2000 Project--Time Line(1)

                  4Q 1995      1Q 1996      2Q 1996       3Q 1996      4Q 1996
                ------------ ------------ ------------ ------------- ------------
Business        Impact       Initial      Development  Pilot
Applications    analysis     project plan of           applications
                completed    developed    methodology  chosen to
                                                       validate
                                                       methodology
Project Office               Corporate
                             awareness
                             activities
                             begin

                1Q 1997       2Q 1997        3Q 1997              4Q 1997
              ------------ -------------  --------------  ------------------------
Business      Detail       Risk                            Regression testing
Applications  project plan assessments                     begins
              developed    performed,
                           inventory
                           completed
User                                       Inventory       Risk assessments
Developed                                  begins          completed
Systems
Hardware and               Vendor          Vendor          Inventory of hardware
Software                   surveys         management      and software begins
                           initiated       program
                                           formalized
Enterprise                 Future date     Upgrade of      Definition/analysis/work
Computing                  time machine    infrastructure  plan development/
                           environment     products        construction of in-house
                           planning        begins          system applications
                           begins
Business                                   Awareness
Partners                                   campaign
                                           extends to
                                           responses to
                                           external
                                           inquiries
Project                    Documentation   Project Office  Formalized executive and
Office                     and audit       formed          board reporting
                           process
                           defined

                  Year 2000 Project--Time Line (Continued)(1)

                 1Q 1998        2Q 1998          3Q 1998             4Q 1998
              -------------  --------------  ---------------   --------------------
Business                      Construction                     Full compliance of
Applications                  completed;                       business
                              business                         applications
                              applications
                              begin time
                              machine
                              testing
User                                          Systems in       Full compliance of
Developed                                     construction     user developed
Systems                                       and testing      systems
Hardware and                  Inventory of    Standard
Software                      field office    software
                              third party     configuration
                              service         established
                              providers
Enterprise    Time machine    Certification   Full compliance
Computing     environment     testing of      of home office
              constructed     computing       infrastructure,
              at 3 sites      infrastructure  network and
                              completed       telephony
                                              systems
Business      Request for     Contingency     Contingency      Business partner
Partners      information     planning        plans finalized  interface testing
              sent to         process         for all
              electronic      defined for     critical
              business        critical        business
              partners        business        interfaces
                              processes
Project                       Testing                          Business impact
Office                        metrics                          teams formulated
                              established
                              for time
                              machine
                 1Q 1999        2Q 1999          3Q 1999          4Q 1999--2000
              -------------  --------------  ---------------   --------------------
Hardware and                                                   Contingency plans
Software                                                       implemented as
                                                               required
Enterprise                    Upgrade and
Computing                     replacement of
                              all PC systems
                              completed
Business                      Business                         Contingency plans
Partners                      partner                          implemented as
                              interface                        required
                              testing
                              completed
Project       Enterprise--    "Rollover"      Enterprise--     "Rollover" plan
Office        wide            plan            wide             executed; business
              integration     developed,      integration      and information
              testing for     including       testing for re-  systems response
              re-             response team   certification    teams in place
              certification   requirements    completed
              begins

--------
(1) With regard to GENEX, a separate operating subsidiary acquired in February 1997, the primary approach to attaining year 2000 compliance will be replacing non-compliant systems with compliant systems. This process is expected to be complete in the third quarter of 1999.

  With the exception of GENEX, as of December 31, 1998, the Company has completed the compliance testing of its material business systems. Compliance testing was conducted in an isolated, date-forward environment using the Company's standard of compliance (see above). In March 1999, the Company will begin periodically testing its systems in this date-forward environment to ensure continued compliance into the next century, as well as scheduling testing of external electronic interfaces with its business partners.

  There are numerous instances in which third parties having a relationship with the Company have year 2000 issues to address and resolve. These include primarily vendors of hardware and software, holders of group insurance policies, issuers of investment securities, financial institutions, governmental agencies, and suppliers. An aspect of the project has been to identify these third parties and generally to contact them seeking written assurance as to the third party's expectancy to be year 2000 compliant. Written requests have been sent to more than 925 third parties. The nature of the Company's follow up depends upon its assessment of the response and of the materiality of the effect of non-compliance by the third party on the Company. For example, the Company follows up with additional written requests and telephonic inquiries depending upon the circumstances and in some instances determines that it is appropriate to test third party systems about which it has received written assurance. Project personnel have identified primary business areas which, based on the status of current responses from third parties and their risk assessments, have the potential for year 2000 problems. In instances in which the effect of non-compliance may be deemed materially adverse to the Company's business, results of operations, or financial condition, the project personnel have determined alternatives for contingent arrangements, and project personnel are considering appropriate documentation of potential procedural changes by the Company or third party providers. At this time these include various plans for investments and cash management, underwriting, client services, workplace management, and claims. With regard to material relationships, contingency plans are expected to be ready for execution by the end of second quarter, 1999.

  Since inception of the project, the Company has expensed $6.5 million through December 31, 1998, in connection with incremental cost of the year 2000 project and estimates an additional $1.5 million to complete the project.

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

Pending Accounting Standards

  See "Note 1 of the Notes to Consolidated Financial Statements" for information concerning accounting pronouncements outstanding.

Item 8. Financial Statements And Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Provident Companies, Inc.

  We have audited the accompanying consolidated statements of financial condition of Provident Companies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Companies, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Chattanooga, Tennessee
February 9, 1999

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
                                                      (in millions of dollars)
ASSETS
Investments
  Fixed Maturity Securities
    Available-for-Sale--at fair value (amortized
     cost: $13,231.6; $15,491.4)..................... $   14,835.3 $   17,035.1
    Held-to-Maturity--at amortized cost (fair value:
     $352.5; $336.6).................................        307.0        306.8
  Equity Securities--at fair value (cost: $2.7;
   $11.1)............................................          2.1         10.0
  Mortgage Loans.....................................         17.8         17.8
  Real Estate........................................         43.6         87.1
  Policy Loans.......................................      2,089.6      1,983.9
  Other Long-term Investments........................          8.4         22.6
  Short-term Investments.............................         28.9         57.5
                                                      ------------ ------------
      Total Investments..............................     17,332.7     19,520.8

Other Assets
  Cash and Bank Deposits...................................      30.7      37.7
  Accounts and Premiums Receivable.........................      98.4     166.4
  Reinsurance Receivable...................................   3,101.0     987.2
  Accrued Investment Income................................     335.1     363.2
  Deferred Policy Acquisition Costs........................     464.8     362.9
  Value of Business Acquired...............................     490.0     560.8
  Goodwill.................................................     692.3     732.3
  Property and Equipment--at cost less accumulated depreci-
   ation...................................................     129.9     109.2
  Miscellaneous............................................      35.5      26.2
  Separate Account Assets..................................     377.7     310.9
                                                            --------- ---------
      Total Assets......................................... $23,088.1 $23,177.6
                                                            ========= =========

See notes to consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                             December 31
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
                                                      (in millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy and Contract Benefits......................... $      513.8 $      531.2
Reserves for Future Policy and Contract Benefits.....     13,642.5     13,001.1
Unearned Premiums....................................        186.7        192.7
Experience Rating Refunds............................        100.0        133.1
Policyholders' Funds.................................      3,127.3      4,194.9
Federal Income Tax Liability
  Current............................................         58.5         40.3
  Deferred...........................................        238.2        149.8
Short-term Debt......................................         39.4        150.7
Long-term Debt.......................................        600.0        725.0
Other Liabilities....................................        495.5        468.6
Separate Account Liabilities.........................        377.7        310.9
                                                      ------------ ------------
      Total Liabilities..............................     19,379.6     19,898.3
                                                      ------------ ------------
Commitments and Contingent Liabilities--Note 15

Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company.............     300.0        --
                                                          ---------  ---------
Stockholders' Equity--Note 10
  Preferred Stock........................................       --       156.2
  Common Stock
    Authorized: 150,000,000 shares
    Issued: 135,744,153 and 135,160,109 shares...........     135.7      135.2
  Additional Paid-in Capital.............................     762.0      750.6
  Accumulated Other Comprehensive Income.................     685.7      603.6
  Retained Earnings......................................   1,834.3    1,635.2
  Treasury Stock--at cost: 241,500 and 40,200 shares.....      (9.2)      (1.5)
                                                          ---------  ---------
      Total Stockholders' Equity.........................   3,408.5    3,279.3
                                                          ---------  ---------
      Total Liabilities and Stockholders' Equity......... $23,088.1  $23,177.6
                                                          =========  =========

See notes to consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                           Year Ended December 31
                                ----------------------------------------------
                                     1998            1997            1996
                                --------------  --------------  --------------
                                (in millions of dollars, except share data)
Revenue
  Premium Income............... $      2,347.4  $      2,053.7  $      1,175.7
  Net Investment Income........        1,374.0         1,354.7         1,090.1
  Net Realized Investment Gains
   (Losses)....................           34.0            15.1            (8.6)
  Other Income.................          182.6           129.7            34.7
                                --------------  --------------  --------------
    Total Revenue..............        3,938.0         3,553.2         2,291.9
                                --------------  --------------  --------------
Benefits and Expenses
  Policy and Contract Bene-
   fits........................        1,805.1         1,687.8         1,216.5
  Change in Reserves for Future
   Policy and Contract Benefits
   and Policyholders' Funds....          772.1           670.3           444.7
  Commissions..................          330.3           305.7           168.3
  Interest and Debt Expense....           70.0            42.5            17.8
  Increase in Deferred Policy
   Acquisition Costs...........          (90.7)          (69.1)           (7.4)
  Amortization of Value of
   Business Acquired and Good-
   will........................           55.0            43.8             0.5
  Other Operating Expenses.....          593.4           491.9           225.3
                                --------------  --------------  --------------
    Total Benefits and Ex-
     penses....................        3,535.2         3,172.9         2,065.7
                                --------------  --------------  --------------
Income Before Federal Income
 Taxes.........................          402.8           380.3           226.2
Federal Income Taxes...........          148.8           133.0            80.6
                                --------------  --------------  --------------
Net Income..................... $        254.0  $        247.3  $        145.6
                                ==============  ==============  ==============

Earnings Per Common Share--Ba-
 sic........................... $         1.87  $         1.88  $         1.46
Earnings Per Common Share--As-
 suming Dilution............... $         1.82  $         1.84  $         1.44


See notes to consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated
                                           Additional     Other
                          Preferred Common  Paid-in   Comprehensive Retained  Treasury
                            Stock   Stock   Capital      Income     Earnings   Stock    Total
                          --------- ------ ---------- ------------- --------  -------- --------
                                                (in millions of dollars)
Balance at December 31,
 1995...................   $156.2   $ 45.4   $  5.8      $ 97.1     $1,347.8   $  --   $1,652.3
 Comprehensive Income,
  Net of Tax:
 Net Income.............                                               145.6              145.6
 Change in Net
  Unrealized Gain on
  Securities............                                  (11.0)                          (11.0)
 Change in Foreign
  Currency Translation
  Adjustment............                                   (0.4)                           (0.4)
                                                                                       --------
 Total Comprehensive
  Income................                                                                  134.2
                                                                                       --------
 Shares Issued..........               0.2      5.6                                         5.8
 Dividends to
  Stockholders..........                                               (53.7)             (53.7)
                           ------   ------   ------      ------     --------   -----   --------
Balance at December 31,
 1996...................    156.2     45.6     11.4        85.7      1,439.7     --     1,738.6
 Comprehensive Income,
  Net of Tax:
 Net Income.............                                               247.3              247.3
 Change in Net
  Unrealized Gain on
  Securities............                                  533.4                           533.4
 Change in Foreign
  Currency Translation
  Adjustment............                                  (15.5)                          (15.5)
                                                                                       --------
 Total Comprehensive
  Income................                                                                  765.2
                                                                                       --------
 Shares Issued..........              22.1    806.7                                       828.8
 Two-for-One Stock
  Split.................              67.5    (67.5)                                        --
 Shares Purchased.......                                                        (1.5)      (1.5)
 Dividends to
  Stockholders..........                                               (51.8)             (51.8)
                           ------   ------   ------      ------     --------   -----   --------
Balance at December 31,
 1997...................    156.2    135.2    750.6       603.6      1,635.2    (1.5)   3,279.3
 Comprehensive Income,
  Net of Tax:
 Net Income.............                                               254.0              254.0
 Change in Net
  Unrealized Gain on
  Securities............                                   96.7                            96.7
 Change in Foreign
  Currency Translation
  Adjustment............                                  (14.6)                          (14.6)
                                                                                       --------
 Total Comprehensive
  Income................                                                                  336.1
                                                                                       --------
 Shares Issued..........               0.5     11.4                                        11.9
 Shares Purchased.......                                                        (7.7)      (7.7)
 Shares Redeemed........   (156.2)                                                       (156.2)
 Dividends to
  Stockholders..........                                               (54.9)             (54.9)
                           ------   ------   ------      ------     --------   -----   --------
Balance at December 31,
 1998...................   $  --    $135.7   $762.0      $685.7     $1,834.3   $(9.2)  $3,408.5
                           ======   ======   ======      ======     ========   =====   ========

See notes to consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                    (in millions of dollars)
Cash Flows from Operating Activities
 Net Income......................................  $  254.0  $  247.3  $  145.6
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Policy Acquisition Costs Capitalized..........    (170.6)   (143.5)    (71.4)
   Amortization of Policy Acquisition Costs......      79.9      74.4      64.0
   Amortization of Value of Business Acquired and
    Goodwill.....................................      55.0      43.8       0.5
   Depreciation..................................      18.3      20.7      10.6
   Net Realized Investment (Gains) Losses........     (34.0)    (15.1)      8.6
   Accretion of Bond Discount....................     (83.8)    (45.4)     (8.4)
   Reinsurance Receivable........................     278.9      44.4     (33.0)
   Accrued Investment Income.....................      (7.4)    (10.7)      9.1
   Insurance Reserves and Liabilities............     495.3     595.8     546.8
   Federal Income Taxes..........................      71.0      23.5     (11.9)
   Other.........................................     (40.3)     (8.2)      0.1
                                                   --------  --------  --------
Net Cash Provided by Operating Activities........     916.3     827.0     660.6
                                                   --------  --------  --------
Cash Flows from Investing Activities
 Proceeds from Sales of Investments
  Available-for-Sale Securities..................   1,402.3   1,872.6   1,592.6
  Other Investments..............................      59.8      92.9     141.8
 Proceeds from Maturities of Investments
  Available-for-Sale Securities..................   1,107.7   1,170.5   1,115.7
  Held-to-Maturity Securities....................       0.5       1.1     100.5
  Other Investments..............................       5.7     295.9      13.0
 Purchase of Investments
  Available-for-Sale Securities..................  (2,292.2) (2,904.3) (1,630.7)
  Held-to-Maturity Securities....................      (1.9)    (23.4)    (48.6)
  Other Investments..............................    (158.3)   (180.5)   (177.5)
 Net (Purchases) Sales of Short-term
  Investments....................................      23.8     393.1     (21.5)
 Acquisition of Business.........................       --     (860.3)      --
 Disposition of Business.........................      58.0       --        --
 Other...........................................     (32.2)    (19.2)    (75.5)
                                                   --------  --------  --------
Net Cash Provided (Used) by Investing
 Activities......................................     173.2    (161.6)  1,009.8
                                                   --------  --------  --------
Cash Flows from Financing Activities
 Deposits to Policyholder Accounts...............      83.6     528.7     392.5
 Maturities and Benefit Payments from
  Policyholder Accounts..........................  (1,033.5) (2,081.9) (2,023.8)
 Net Short-term Debt Borrowings (Repayments).....    (111.3)    150.7      (1.4)
 Issuance of Long-term Debt......................     600.0     725.0     200.0
 Long-term Debt Repayments.......................    (725.0)   (299.1)   (200.0)
 Issuance of Company-Obligated Mandatorily
  Redeemable Preferred Securities................     300.0       --        --
 Redemption of Preferred Stock...................    (156.2)      --        --
 Issuance of Common Stock........................      11.9     389.8       5.8
 Dividends Paid to Stockholders..................     (58.1)    (60.0)    (45.5)
 Other...........................................      (7.7)      0.5      (3.5)
                                                   --------  --------  --------
Net Cash Used by Financing Activities............  (1,096.3)   (646.3) (1,675.9)
                                                   --------  --------  --------
Effect of Foreign Exchange Rate Changes on Cash..      (0.2)     (0.7)      --
                                                   --------  --------  --------
Net Increase (Decrease) in Cash and Bank
 Deposits........................................      (7.0)     18.4      (5.5)
Cash and Bank Deposits at Beginning of Year......      37.7      19.3      24.8
                                                   --------  --------  --------
Cash and Bank Deposits at End of Year............  $   30.7  $   37.7  $   19.3
                                                   ========  ========  ========

See notes to consolidated financial statements

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

  Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. Such accounting principles differ from statutory accounting practices prescribed or permitted by state regulatory authorities (see Note 16). The consolidated financial statements include the accounts of Provident Companies, Inc. and its wholly-owned subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

  Operations: The Company does business in the United States and Canada. The Company operates principally in the life and health insurance business. Individual disability and life products are reported in the Individual segment and are marketed primarily through brokerage offices, independent agents, financial planners, and corporate marketing arrangements. The Employee Benefits segment contains products that are sold to corporate customers, including group life, disability, and accidental death and dismemberment protection. Individual products marketed through sponsoring employers are reported in the Voluntary Benefits segment. The Other segment includes results from products no longer actively marketed, including corporate-owned life insurance, group pension, medical stop-loss, medical and dental, and individual annuities. The Corporate segment reports corporate results, primarily investment earnings not specifically allocated to a line of business, corporate interest expense, goodwill amortization, and certain corporate expenses not allocated to a line of business. The operating segment information located in the tables on pages 18 through 25 is incorporated herein by reference.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

  Investments: Investments are reported in the consolidated statements of financial condition as follows:

  Available-for-Sale Fixed Maturity Securities are reported at fair value.

  Held-to-Maturity Fixed Maturity Securities are generally reported at amortized cost.

  Equity Securities are reported at fair value.

  Mortgage Loans are carried at the fair value of collateral.

  Real Estate that the Company expects to hold and use is carried at cost less accumulated depreciation which is calculated using principally the straight-line method. Real estate to be disposed of is carried at the lower of cost less accumulated depreciation or fair value less cost to sell. Accumulated depreciation on real estate was $10.2 million and $23.3 million as of December 31, 1998 and 1997, respectively.

  Policy Loans are presented at unpaid balances.

  Other Long-term Investments are carried at cost plus the Company's equity in undistributed net earnings since acquisition.

  Short-term Investments are carried at cost.

  Fixed maturity securities include bonds and redeemable preferred stocks. Equity securities include common stocks and nonredeemable preferred stocks. Fixed maturity and equity securities not bought and held for the purpose of selling in the near term but for which the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale. Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity. The Company determines the appropriate classification of fixed maturity securities at the time of purchase.

  Changes in the fair value of available-for-sale fixed maturity securities and equity securities are reported as other comprehensive income. These amounts are net of deferred federal income taxes and valuation adjustments to deferred policy acquisition costs, value of business acquired, and reserves for future policy and contract benefits which would have been recorded had the related unrealized gains or losses on these securities been realized.

  Realized investment gains and losses, which are reported as a component of revenue in the consolidated statements of income, are based upon specific identification of the investments sold and do not include amounts allocable to separate accounts. At the time a decline in the value of an investment is determined to be other than temporary, a loss is recorded which is included in realized investment gains and losses.

  Derivative Financial Instruments:

  Interest Rate Swap Agreements are agreements in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified variable rate. The underlying notional principal is not exchanged between the parties. The Company has certain forward interest rate swap agreements where the exchange of interest payments does not begin until a specified future date. The Company intends to settle the forward interest rate swap agreements prior to the commencement of the exchange of interest payment streams.

  The fair values of interest rate swap agreements which hedge available-for-sale securities are reported in the consolidated statements of financial condition as a component of fixed maturity securities. The fair values of interest rate swap agreements which hedge liabilities are not reported in the consolidated statements of financial condition. Amounts to be paid or received pursuant to interest rate swap agreements are accrued and recognized in the consolidated statements of income as an adjustment to net investment income for asset hedges or as an adjustment to policy and contract benefits for liability hedges.

  The Company accounts for all of its interest rate swap agreements as hedges. Accordingly, any gains or losses realized on closed or terminated interest rate swap agreements are deferred and amortized to net investment income for asset hedges or policy and contract benefits for liability hedges over the expected remaining life of the hedged item. If the hedged item matures or terminates earlier than anticipated, the remaining unamortized gain or loss is amortized to net investment income or policy and contract benefits in the current period. If the hedged asset is disposed, the remaining unamortized gain or loss is recognized as an adjustment to net realized investment gains and losses. Gains or losses realized on interest rate swap agreements which are terminated when the hedged assets are sold or which are terminated because the hedged anticipated transaction is no longer likely to occur are reported in the consolidated statements of income as a component of net realized investment gains and losses. The Company regularly monitors the effectiveness of its hedging programs. In the event a hedge becomes ineffective, it is marked-to-market, resulting in a charge or credit to net investment income or policy and contract benefits.

  Futures and Forward Contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price. The Company invests only in futures and forward contracts which have U.S. Treasury securities as the underlying investments. Changes in the market value of contracts are generally settled on a daily basis. The notional amounts of futures and forward contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company intends to close out open positions prior to settlement. All of the Company's futures and forward contracts are accounted for as hedges.

  The fair values of futures and forwards which hedge available-for-sale securities are reported in the consolidated statements of financial condition as a component of fixed maturity securities. The fair values of open futures and forwards which hedge liabilities are reported in the consolidated statements of financial condition as a component of other liabilities. Gains or losses realized on the termination of futures and forward contracts are accounted for in the same manner as interest rate swap agreements.

  Option Contracts give the owner the right, but not the obligation, to buy or sell a financial instrument at an agreed-upon price on or before a specific date. The purchasing counterparty pays a premium to the selling counterparty for this right. The notional amounts of contracts represent the Company's involvement but not the future cash requirements, as the Company intends to close out contracts prior to the expiration date when the market price of the underlying financial instrument exceeds the option price or allow contracts to expire if the option price exceeds the market price. All of the Company's option contracts are accounted for as hedges. The book and fair values of option contracts are reported in the statements of financial condition in a manner similar to the underlying hedged item. Gains or losses on the termination of option contracts are accounted for in the same manner as interest rate swap agreements.

  Deferred Policy Acquisition Costs: Certain costs of acquiring new business which vary with and are primarily related to the production of new business have been deferred. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing subsequent to the year of issue.

  Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual persistency experience as compared to assumed experience.

  Deferred policy acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and mortality, investment, and expense margins. Adjustments are made each year to reflect actual experience for assumptions which deviate significantly compared to assumed experience.

  Loss recognition is performed when, in the judgment of management, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred policy acquisition costs on a line of business is questionable. Insurance contracts are grouped on a basis consistent with the Company's manner of acquiring, servicing, and measuring profitability of the contracts. If loss recognition testing indicates that deferred policy acquisition costs are not recoverable, the deficiency is charged to expense. Once a loss recognition adjustment is required, loss recognition testing is generally performed on an annual basis using then current assumptions until the line of business becomes immaterial or results improve significantly. The assumptions used in loss recognition testing represent management's best estimates of future experience.

  Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates ranging from 5.55% to 7.60%. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

  Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years. The accumulated amortization for goodwill was $33.6 million and $12.6 million as of December 31, 1998 and 1997, respectively. The carrying amount of goodwill is regularly reviewed for indicators of impairment in value.

  Property and Equipment: Property and equipment is depreciated on the straight-line method over its estimated useful life. The accumulated depreciation for property and equipment was $128.8 million and $115.7 million as of December 31, 1998 and 1997, respectively.

  Revenue Recognition: Traditional life and accident and health products are long duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins. For interest-sensitive products, the amounts collected from policyholders are considered deposits, and only the deductions during the period for cost of insurance, policy administration, and surrenders are included in revenue. Policyholders' funds represent funds deposited by contract holders and are not included in revenue.

  Policy and Contract Benefits: Policy and contract benefits, principally related to accident and health insurance policies, are based on reported losses and estimates of incurred but not reported losses for traditional life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders' policy fund balances.

  Reserves for Future Policy and Contract Benefits: Active life reserves for future policy and contract benefits on traditional life and accident and health products have been provided on the net level premium method. The reserves are calculated based upon assumptions as to interest, withdrawal, morbidity, and mortality that were appropriate at the date of issue. Withdrawal assumptions are based on actual Company experience. Morbidity and mortality assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

  Disabled lives reserves for future policy and contract benefits on disability income policies are calculated based upon assumptions as to interest and claim termination rates that are currently appropriate. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow similar timing and amount patterns to those of the anticipated liability payments. Claim termination rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by year of claim incurral and may include a provision for adverse deviation.

  Reserves for future policy and contract benefits on group single premium annuities have been provided on a net single premium method. The reserves are calculated based upon assumptions as to interest, mortality, and retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by year of issue and include a provision for adverse deviation.

  The interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

                                                          December 31
                                                 ------------------------------
                                                      1998           1997
                                                 -------------- ---------------
Active Life Reserves--Current Year Issues
  Traditional Life.............................. 6.75% to 8.75% 7.25% to 10.00%
  Individual Disability Income.................. 6.45% to 7.50%  7.00% to 7.75%
Disabled Lives Reserves--Current Year Claims
  Individual Disability Income.................. 7.75% to 8.00%  7.75% to 8.00%
  Group Disability Income....................... 7.40% to 7.60%  6.50% to 8.00%
Disabled Lives Reserves--Prior Year Claims
  Individual Disability Income.................. 7.75% to 8.00%  7.75% to 8.00%
  Group Disability Income....................... 7.40% to 7.60%  3.90% to 8.90%

  Interest assumptions for active life reserves are generally graded downward over a period of years. Reserves for future policy and contract benefits on interest-sensitive products are principally policyholder account values determined on the retrospective deposit method.

  Policyholders' Funds: Policyholders' funds represent customer deposits plus interest credited at contract rates. The Company controls its interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities. For guaranteed investment contracts (GICs), which are no longer marketed, the Company uses a cash flow matching investment strategy.

  Federal Income Taxes: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect.

  Separate Accounts: The separate account amounts shown in the accompanying financial statements represent contributions by contract holders to variable-benefits and fixed-benefits pension plans. The contract purchase payments and the assets of the separate accounts are segregated from other Company funds for both investment and administrative purposes. Contract purchase payments received under variable annuity contracts are subject to deductions for sales and administrative fees. Also, the sponsoring company of the separate accounts receives management fees which are based on the net asset values of the separate accounts.

  Translation of Foreign Currency: Revenues and expenses of the Company's Canadian operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

  Changes in Accounting Principles:

  Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. In 1998, the Company adopted the provisions of SFAS 130 which establish standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized holding gains and losses on the Company's available-for-sale fixed maturity and equity securities, which prior to adoption were reported separately in stockholders' equity, to be reported as components of comprehensive income (see Note 10). Prior periods have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

  Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. In 1998, the Company adopted the provisions of SFAS 131 which establish standards for reporting information for segments of a business enterprise. See operating segment information located in the tables on pages 18 through 25. The adoption of SFAS 131 did not have an effect on the Company's financial position or results of operations.

  Statement of Financial Accounting Standards No. 132 (SFAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. In 1998, the Company adopted the provisions of SFAS 132 which revise employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by Statements of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Disclosures for prior periods have been restated for comparative purposes (see Note 9). The adoption of SFAS 132 had no effect on the Company's financial position or results of operations.

  Statement of Financial Accounting Standards No. 125 (SFAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In 1997, the Company adopted the provisions of SFAS 125 which provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS 125 also establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

  Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. In 1997, the Company adopted the provisions of SFAS 128 which establish computation and reporting standards for earnings per share. SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. SFAS 128 requires dual presentation on the face of the income statement of earnings per share and earnings per share assuming dilution and requires a reconciliation of the numerator and denominator of the earnings per share computation to the numerator and denominator of the earnings per share assuming dilution computation (see Note 10). Earnings per share is computed using the weighted average number of common shares outstanding and does not consider any potential dilution. Earnings per share assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Historical earnings per common share amounts have been restated in accordance with the provisions of SFAS 128.

  Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company adopted the provisions of SFAS 123 in 1996 (see Note 11), but elected to continue to measure compensation cost for stock-based compensation under the expense recognition provisions of Opinion 25. The adoption of SFAS 123, therefore, did not have an effect on the Company's financial position or results of operations.

Accounting Pronouncements Outstanding:

  Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. In 1998, the Financial Accounting Standards Board issued SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 specifies a special method of accounting for certain hedging transactions, prescribes the type of items and transactions that may be hedged, and provides the criteria which must be met in order to qualify for hedge accounting.

  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as follows:

  Fair value hedge. Changes in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized in income.

  Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income in stockholders' equity until the hedged item affects earnings. Any ineffective portion must be recognized in income at the same time the change in fair value is recognized on the statement of financial condition.

  Foreign currency exposures hedge. In a hedge of foreign currency exposures in a net investment in a foreign operation, to the extent the hedge is effective, the change in the fair value of the derivative is treated as a translation gain or loss and recognized in accumulated other comprehensive income offsetting other translation gains and losses arising in consolidation. Any ineffective portion must be recognized in income at the same time the change in fair value of the derivative is recognized on the statement of financial condition.

  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

  The Company plans to adopt the provisions of SFAS 133 in 2000. At this time, the Company has not determined the effects that adoption of SFAS 133 will have on its financial statements.

  Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. In 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1 which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. SOP 98-1 is to be applied prospectively from the date of adoption. At this time, the effects that the adoption of SOP 98-1 will have on the Company's financial statements have not been determined. The Company will adopt the provisions of SOP 98-1 effective January 1, 1999.

  Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. In 1997, the AICPA issued SOP 97-3 which provides guidance for determining when an entity should recognize a liability or an asset for insurance-related assessments and how to measure these items. The adoption of SOP 97-3 will not have a material effect on the Company's financial position or results of operations. The Company will adopt the provisions of SOP 97-3 effective January 1, 1999.

Note 2--Fair Values of Financial Instruments

  The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                  December 31
                                    ------------------------------------------
                                           1998                  1997
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
                                           (in millions of dollars)
Assets
Fixed Maturity Securities
  Available-for-Sale..............  $14,641.3  $14,641.3  $16,901.3  $16,901.3
  Derivatives Hedging Available-
   for-Sale.......................      194.0      194.0      133.8      133.8
  Held-to-Maturity................      307.0      352.5      306.8      336.6
Equity Securities.................        2.1        2.1       10.0       10.0
Mortgage Loans....................       17.8       17.8       17.8       17.8
Policy Loans......................    2,089.6    2,234.0    1,983.9    2,376.1
Short-term Investments............       28.9       28.9       57.5       57.5
Cash and Bank Deposits............       30.7       30.7       37.7       37.7
Liabilities
Policyholders' Funds
  GICs............................      656.8      671.0    1,603.6    1,618.5
  Deferred Annuity Products.......    2,166.2    2,166.2    2,321.0    2,281.0
  Supplementary Contracts without
   Life Contingencies.............      104.5      104.5       86.7       86.7
Short-term Debt...................       39.4       39.4      150.7      150.7
Long-term Debt....................      600.0      617.5      725.0      725.0
Company-Obligated Mandatorily
 Redeemable Preferred Securities..      300.0      312.4        --         --
Derivatives Hedging Liabilities...       (4.2)      (4.2)      (7.4)      (7.7)

  The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

  Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. See Note 3 for the amortized cost and fair values of securities by security type and by maturity date.

  Equity Securities: Fair values for equity securities are based on quoted market prices.

  Mortgage Loans: Fair values for mortgage loans are based on estimated sales prices at the balance sheet date.

  Policy Loans: Fair values for policy loans are estimated using discounted cash flow analyses, using interest rates currently being offered.

  Short-term Investments and Cash and Bank Deposits: Carrying amounts for short-term investments and cash and bank deposits approximate fair value.

  Policyholders' Funds: Fair values for GICs are estimated using discounted cash flow calculations, based on current market interest rates available for similar contracts with maturities consistent with those remaining for the contracts being valued. At December 31, 1998, the carrying amounts for deferred annuity products approximate fair value due to the assumption of business in 1998 as discussed in Note 14. At December 31, 1997, fair values for deferred annuity products are estimated using the cash surrender values of the annuity contracts. The carrying amounts for supplementary contracts without life contingencies approximate fair value.

  Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

  Short-term Debt: The carrying amounts for short-term debt approximate fair value.

  Long-term Debt and Company-Obligated Mandatorily Redeemable Preferred
Securities: Fair values for long-term debt and company-obligated mandatorily redeemable preferred securities were obtained from independent pricing services.

  Derivatives: Fair values of derivative financial instruments are based on market quotes or pricing models and represent the net amount of cash the Company would have received or paid if the contracts had been settled or closed on December 31.

Note 3--Investments

Securities

  The amortized cost and fair values of securities by security type are as follows:

                                                  December 31, 1998
                                      -----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                              (in millions of dollars)
Available-for-Sale Securities
  United States Government and
   Government Agencies and
   Authorities....................... $   226.6  $   72.3    $  --    $   298.9
  States, Municipalities, and
   Political Subdivisions............      14.8       1.3       --         16.1
  Foreign Governments................     526.4     150.0       0.1       676.3
  Public Utilities...................   2,405.7     325.5      11.6     2,719.6
  Mortgage-backed Securities.........   1,674.6     141.5       0.4     1,815.7
  All Other Corporate Bonds..........   8,237.3   1,027.4     119.0     9,145.7
  Redeemable Preferred Stocks........     146.2      27.6      10.8       163.0
                                      ---------  --------    ------   ---------
    Total Fixed Maturity Securities..  13,231.6   1,745.6     141.9    14,835.3
  Equity Securities..................       2.7       0.1       0.7         2.1
                                      ---------  --------    ------   ---------
                                      $13,234.3  $1,745.7    $142.6   $14,837.4
                                      =========  ========    ======   =========
Held-to-Maturity Securities
  United States Government and
   Government Agencies and
   Authorities....................... $    13.5  $    3.9    $  --    $    17.4
  States, Municipalities, and
   Political Subdivisions............       2.4       0.2       --          2.6
  Mortgage-backed Securities.........     276.1      35.4       --        311.5
  All Other Corporate Bonds..........      15.0       6.0       --         21.0
                                      ---------  --------    ------   ---------
                                      $   307.0  $   45.5    $  --    $   352.5
                                      =========  ========    ======   =========

                                                  December 31, 1997
                                      -----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                              (in millions of dollars)
Available-for-Sale Securities
  United States Government and
   Government Agencies and
   Authorities....................... $   336.6  $   62.9    $ --      $  399.5
  States, Municipalities, and
   Political Subdivisions............      13.6       1.2      --          14.8
  Foreign Governments................     526.3     109.9      --         636.2
  Public Utilities...................   2,586.4     284.9      3.6      2,867.7
  Mortgage-backed Securities.........   2,841.8     136.2      6.4      2,971.6
  All Other Corporate Bonds..........   9,052.4     963.0     16.8      9,998.6
  Redeemable Preferred Stocks........     134.3      14.7      2.3        146.7
                                      ---------  --------    -----    ---------
    Total Fixed Maturity Securities..  15,491.4   1,572.8     29.1     17,035.1
  Equity Securities..................      11.1       0.2      1.3         10.0
                                      ---------  --------    -----    ---------
                                      $15,502.5  $1,573.0    $30.4    $17,045.1
                                      =========  ========    =====    =========
Held-to-Maturity Securities
  United States Government and
   Government Agencies and
   Authorities....................... $    13.1  $    2.6    $ --     $    15.7
  States, Municipalities, and
   Political Subdivisions............       2.9       0.2      --           3.1
  Mortgage-backed Securities.........     276.9      23.7      --         300.6
  All Other Corporate Bonds..........      13.9       3.3      --          17.2
                                      ---------  --------    -----    ---------
                                      $   306.8  $   29.8    $ --     $   336.6
                                      =========  ========    =====    =========

  The amortized cost and fair values of fixed maturity securities by maturity date are shown below. The maturity dates have not been adjusted for possible calls or prepayments.

                                                          December 31, 1998
                                                      -------------------------
                                                       Amortized       Fair
                                                          Cost        Value
                                                      -------------------------
                                                      (in millions of dollars)
Available-for-Sale Securities
  1 year or less..................................... $      165.3 $      237.4
  Over 1 year through 5 years........................        794.8        971.9
  Over 5 years through 10 years......................      2,282.1      2,394.1
  Over 10 years......................................      8,314.8      9,416.2
                                                      ------------ ------------
                                                          11,557.0     13,019.6
  Mortgage-backed Securities.........................      1,674.6      1,815.7
                                                      ------------ ------------
                                                      $   13,231.6 $   14,835.3
                                                      ============ ============
Held-to-Maturity Securities
  1 year or less..................................... $        0.2 $        0.3
  Over 1 year through 5 years........................          1.4          1.4
  Over 5 years through 10 years......................          0.2          0.3
  Over 10 years......................................         29.1         39.0
                                                      ------------ ------------
                                                              30.9         41.0
  Mortgage-backed Securities.........................        276.1        311.5
                                                      ------------ ------------
                                                      $      307.0 $      352.5
                                                      ============ ============

  At December 31, 1998, the total investment in below-investment-grade fixed maturity securities (securities rated below Baa3 by Moody's Investors Service or an equivalent internal rating) was $1,366.4 million or 7.9 percent of invested assets. The amortized cost of these securities was $1,376.9 million.

Net Investment Income

  Sources for net investment income are as follows:

                                                       Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                      (in millions of dollars)
Fixed Maturity Securities........................... $1,166.6 $1,120.7 $  900.2
Equity Securities...................................      0.4      0.4      0.4
Mortgage Loans......................................      1.4     10.5      2.6
Real Estate.........................................      7.6     17.4     25.8
Policy Loans........................................    198.2    192.0    182.8
Other Long-term Investments.........................      9.7     24.5      3.9
Short-term Investments..............................     40.1     13.6      7.4
                                                     -------- -------- --------
  Gross Investment Income...........................  1,424.0  1,379.1  1,123.1
Investment Expenses.................................     50.0     24.4     33.0
                                                     -------- -------- --------
  Net Investment Income............................. $1,374.0 $1,354.7 $1,090.1
                                                     ======== ======== ========

Realized Investment Gains and Losses

  Realized investment gains (losses) are as follows:

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in millions of dollars)
Fixed Maturity Securities:
  Gross Gains.................................... $   52.4  $   63.7  $   50.1
  Gross Losses...................................    (13.3)    (45.6)    (13.0)
Equity Securities................................      4.1      (0.1)     (1.3)
Mortgage Loans and Real Estate...................    (10.2)      1.0      (3.7)
Other Invested Assets............................      0.6      (0.7)      0.1
Derivatives......................................      0.4      (3.2)    (40.8)
                                                  --------  --------  --------
                                                  $   34.0  $   15.1  $   (8.6)
                                                  ========  ========  ========

Note 4--Derivative Financial Instruments

  The Company uses interest rate swaps, interest rate forward contracts, exchange-traded interest rate futures contracts, and options to hedge interest rate risks and to match assets with its insurance liabilities.

Derivative Risks

  The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability.

  To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company's current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $51.3 million at December 31, 1998.

Hedging Activity

  The table below summarizes by notional amounts the activity for each category of derivatives.

                          Interest Rate Swaps
                         ----------------------
                          Receive    Receive
                         Variable/    Fixed/
                         Pay Fixed Pay Variable Forwards Futures  Options   Total
                         --------- ------------ -------- -------- -------- --------
                                          (in millions of dollars)
Balance at December 31,
 1995...................  $900.0     $  861.2    $  --   $   15.0 $    --  $1,776.2
  Additions.............     --         400.0       --      477.0      --     877.0
  Terminations..........   600.0        463.6       --      482.0      --   1,545.6
                          ------     --------    ------  -------- -------- --------
Balance at December 31,
 1996...................   300.0        797.6       --       10.0      --   1,107.6
  Acquisition of
   Business--Note 13....     --           9.4     390.0       --       --     399.4
  Additions.............     --         420.0       --    1,257.3  2,034.5  3,711.8
  Terminations..........   300.0        114.6     250.0     823.8  1,625.0  3,113.4
                          ------     --------    ------  -------- -------- --------
Balance at December 31,
 1997...................     --       1,112.4     140.0     443.5    409.5  2,105.4
  Additions.............     --          90.0       --      134.0    207.8    431.8
  Terminations..........     --         122.4     140.0     577.5    405.0  1,244.9
                          ------     --------    ------  -------- -------- --------
Balance at December 31,
 1998...................  $  --      $1,080.0    $  --   $    --  $  212.3 $1,292.3
                          ======     ========    ======  ======== ======== ========

  Additions and terminations reported above for futures and options include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists.

  The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 1998, and the related weighted average interest receive rate or pay rate assuming current market conditions.

                                        1999    2000    2001    2002    Total
                                       ------  ------  ------  ------  --------
                                             (in millions of dollars)
Receive Fixed/Pay Variable
  Notional Value...................... $320.0  $330.0  $280.0  $150.0  $1,080.0
  Weighted Average Receive Rate.......   7.70%   7.30%   7.70%   7.54%     7.56%
  Weighted Average Pay Rate...........   5.07%   5.07%   5.07%   5.07%     5.07%

  Hedging programs for derivative activity are as follows:

Program 1

  The Company has executed a series of cash flow hedges in the individual disability income portfolio and the group single premium annuities portfolio. The purpose of these hedges is to lock in the reinvestment rates on future cash flows and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company uses futures contracts to partially offset hedges on fixed maturity securities purchased prior to the termination date of interest rate swaps and forwards. The Company also uses futures contracts to replace terminated forwards and interest rate swaps in order to maintain hedges until the fixed maturity securities are purchased.

  The following table summarizes the hedging activity under this program:

                                                           Notional
                                                            Amount
                                                         Outstanding   Deferred
                                 Additions Terminations at December 31   Gain
                                 --------- ------------ -------------- --------
                                            (in millions of dollars)
Individual Disability Income
1996
Interest Rate Swaps............  $  200.0    $  225.0      $  470.0     $ 3.6
Futures........................     144.5       134.5          10.0       3.6
                                 --------    --------      --------     -----
  Total........................  $  344.5    $  359.5      $  480.0     $ 7.2
                                 ========    ========      ========     =====
1997
Interest Rate Swaps............  $  420.0    $   30.0      $  860.0     $ 1.7
Forwards.......................     390.0       250.0         140.0      23.2
Futures........................     247.5       214.0          43.5       2.4
Options--U.S. Treasury Interest
 Rate..........................     550.0       195.0         355.0       0.1
Options--Interest Rate Swaps...     850.0       850.0           --        3.3
                                 --------    --------      --------     -----
  Total........................  $2,457.5    $1,539.0      $1,398.5     $30.7
                                 ========    ========      ========     =====
1998
Interest Rate Swaps............  $   90.0    $    --       $  950.0     $ --
Forwards.......................       --        140.0           --       28.2
Futures........................      50.0        93.5           --        0.1
Options--U.S. Treasury Interest
 Rate..........................     135.0       355.0         135.0       0.4
Credit Options.................      70.0         --           70.0       --
                                 --------    --------      --------     -----
  Total........................  $  345.0    $  588.5      $1,155.0     $28.7
                                 ========    ========      ========     =====
Group Single Premium Annuities
1996
Interest Rate Swaps............  $  200.0    $   70.0      $  130.0     $ --
                                 ========    ========      ========     =====
1997
Interest Rate Swaps............  $    --     $    --       $  130.0     $ --
Options--Interest Rate Swaps...     300.0       300.0           --        0.5
                                 --------    --------      --------     -----
  Total........................  $  300.0    $  300.0      $  130.0     $ 0.5
                                 ========    ========      ========     =====
1998
Interest Rate Swaps............  $    --     $    --       $  130.0     $ --
                                 ========    ========      ========     =====

  In 1998, 1997, and 1996, the Company amortized into net investment income $1.9 million, $0.6 million, and $0.1 million, respectively, of the deferred gains from this program. Realized investment gains and losses from this program during 1998, 1997 and 1996 were immaterial.

  At December 31, 1998 and 1997, the Company had an unrealized gain of $194.0 million and $133.8 million, respectively, on the open interest rate swaps, forwards, and futures. These derivatives are scheduled to be terminated in the years 1999 through 2002 as assets are purchased with the future anticipated cash flows.

Program 2

  In 1998 and 1997, the Company sold indexed annuity products whereby a portion of the crediting rate on the annuity was based on the performance of the S&P 500 stock index. In order to hedge this fluctuating credit rate, the Company purchased options with the S&P 500 stock index as the underlying item. These options will be settled with a net cash payment to the Company at the expiration date if the S&P 500 index moves above the option contract's strike price; otherwise, no cash payment will take place at expiration. At December 31, 1998, the outstanding notional amount of these options was $7.3 million, and the fair value and carrying amount were $4.2 million.

Program 3

  In 1998 and 1997, the Company opened interest rate futures contracts and wrote options on interest rate futures in order to hedge the borrowing rate on the anticipated refinancing of long-term debt (see Note 8). The Company realized a $10.3 million before-tax investment loss when these contracts were terminated. The loss on these contracts was deferred and is being amortized as an adjustment to interest and debt expense.

  At December 31, 1998, the Company had no open contracts under this program.

Program 4

  The Company routinely uses forwards and futures to protect margins by reducing the risk of changes in interest rates between the time of asset purchase and the associated sale of an asset or sale of new business.

  Gains or losses on termination of these forwards and futures are deferred and reported as an adjustment of the carrying amount of the hedged asset or liability and amortized into earnings over the lives of the hedged items. The net deferred gain associated with this activity was $28.9 million and $30.2 million at December 31, 1998 and 1997, respectively.

  The deferred gain from this program amortized into income in the consolidated statements of income was $1.3 million, $2.0 million, and $2.2 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  At December 31, 1998, the Company had no open contracts under this program.

Program 5

  In 1994, the Company announced that it would discontinue the sale of traditional GICs. At that time, the Company decided to convert from a duration matching investment approach to a cash flow matching investment approach for its GIC business. The Company hedged the risk that a rise in interest rates would reduce the price on future sales of assets which would be necessary to fund maturing liabilities by entering into forward interest rate swaps (receive variable/pay fixed).

  During 1996, the Company terminated $600.0 million of these forward swaps as scheduled, realizing a $36.1 million before-tax investment loss. In addition, the Company used offsetting futures contracts to partially remove the hedge as fixed maturities were sold prior to the termination date of the interest rate swaps. The Company realized a $5.3 million before-tax investment loss on the termination of these futures contracts. The Company sold $423.0 million of fixed maturity securities associated with this hedge, realizing a $19.6 million before-tax investment gain.

  During 1997, the Company terminated the remaining $300.0 million of these forward swaps as scheduled, realizing a $4.1 million before-tax investment loss. In addition, the Company used offsetting futures contracts to partially remove the hedge as fixed maturity securities were sold prior to the termination date of the interest rate swaps. The Company realized a $0.1 million before-tax investment gain on the termination of these futures contracts. The Company sold $302.0 million of fixed maturity securities associated with this hedge, realizing a $4.3 million before-tax investment gain.

  At December 31, 1998, the Company had no open contracts under this program.

Note 5--Value of Business Acquired

  A reconciliation of value of business acquired is as follows:

                                                        1998          1997
                                                    ------------  ------------
                                                    (in millions of dollars)
Balance at January 1............................... $      560.8  $        5.9
  Acquisition of Business--Note 13.................          --          648.0
  Disposition of Business--Note 14.................        (90.6)          --
  Interest Accrued.................................         37.4          33.1
  Amortization.....................................        (71.0)        (64.3)
  Change in Adjustment for Unrealized Investment
   Gains...........................................         58.1         (59.6)
  Change in Foreign Currency Translation
   Adjustment......................................         (4.7)         (2.3)
                                                    ------------  ------------
Balance at December 31............................. $      490.0  $      560.8
                                                    ============  ============

  The carrying amount of value of business acquired in 1996 was immaterial.

  The estimated net amortization of value of business acquired for each of the next five years is as follows (in millions of dollars):

   1999............................... $32.9
   2000...............................  32.1
   2001...............................  31.3
   2002...............................  30.5
   2003...............................  29.7

Note 6--Liability for Unpaid Claims and Claim Adjustment Expenses

  Changes in the liability for unpaid claims and claim adjustment expenses were as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                    (in millions of dollars)
Balance at January 1.............................. $6,271.8  $3,047.5  $2,824.7
  Less Reinsurance Recoverables...................    857.7     372.1     343.2
                                                   --------  --------  --------
Net Balance at January 1..........................  5,414.1   2,675.4   2,481.5
Acquisition of Business--Note 13..................      --    2,295.4       --
Incurred Related to:
  Current Year....................................  1,864.2   1,537.3     910.6
  Prior Years
    Interest......................................    337.3     285.0     173.3
    Incurred......................................    (49.5)    (30.5)    (65.5)
                                                   --------  --------  --------
Total Incurred....................................  2,152.0   1,791.8   1,018.4
                                                   --------  --------  --------
Paid Related to:
  Current Year....................................    519.5     337.2     322.4
  Prior Years.....................................  1,100.4   1,011.3     502.1
                                                   --------  --------  --------
Total Paid........................................  1,619.9   1,348.5     824.5
                                                   --------  --------  --------
Net Balance at December 31........................  5,946.2   5,414.1   2,675.4
  Plus Reinsurance Recoverables...................    768.8     857.7     372.1
                                                   --------  --------  --------
Balance at December 31............................ $6,715.0  $6,271.8  $3,047.5
                                                   ========  ========  ========

  The majority of the net balances are related to disabled lives claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at the average reserve discount rate used by the Company during 1998, 1997, and 1996.

  During the fourth quarter of 1998, the Company recorded an increase in the reserve for existing individual and group disability claims of $93.6 million. This reserve increase is related to the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the merger with UNUM Corporation (see Note 17).

Note 7--Federal Income Taxes

  A reconciliation of the income tax attributable to continuing operations computed at U.S. federal statutory tax rates to the income tax expense as included in the consolidated statements of income follows:

                                                      Year Ended December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
Statutory Income Tax Rate............................    35.0%    35.0%    35.0%
Tax-preferred Investment Income......................    (0.5)    (0.6)    (1.1)
Other Items, Net.....................................     2.4      0.6      1.7
                                                      -------  -------  -------
Effective Tax Rate...................................    36.9%    35.0%    35.6%
                                                      =======  =======  =======

  Significant components of the Company's deferred federal income tax liability are as follows:

                                                             December 31
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
                                                      (in millions of dollars)
Deferred Tax Liability
  Deferred Policy Acquisition Costs.................. $       69.2 $       68.0
  Bond Market Discount...............................         15.7          4.3
  Net Unrealized Investment Gains....................        388.2        334.7
  Value of Business Acquired.........................        174.0        217.6
  Property and Equipment.............................         11.3         10.5
  Other..............................................         15.7         34.5
                                                      ------------ ------------
    Total Deferred Tax Liability.....................        674.1        669.6
                                                      ------------ ------------
Deferred Tax Asset
  Reserves...........................................        294.5        367.4
  Realized Investment Gains and Losses...............         68.4         53.1
  Postretirement Benefits............................         24.1         26.8
  Other Employee Benefits............................         31.5         29.3
  Other..............................................         17.4         43.2
                                                      ------------ ------------
    Total Deferred Tax Asset.........................        435.9        519.8
                                                      ------------ ------------
Net Deferred Tax Liability........................... $      238.2 $      149.8
                                                      ============ ============

  The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax asset and, therefore, no such valuation allowance has been established.

  Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders' surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders' surplus account. Further, any future distributions from the account would become subject to federal income taxes at the general corporate federal income tax rate then in effect. The amount of the policyholders' surplus account at December 31, 1998, is approximately $202.0 million. Future distributions from the policyholders' surplus account are deemed to occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders' surplus account were deemed distributed in 1999, this would result in a tax of approximately $70.7 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

  In 1998, the Company negotiated a tentative settlement with the Internal Revenue Service of its federal income tax liability for years 1986 through 1992. The Internal Revenue Service continued its examination of the Company's federal income tax returns for tax years 1993 through 1995. Management believes this settlement and examination will have no material adverse impact on the Company's financial statements.

  In 1996, the Company received a refund that had been accrued in 1995 relating to the final settlement of litigation for tax years 1980 through 1983. The refund of taxes was $1.5 million, and interest on the refund was $4.2 million. The Company also received a refund that had been accrued in 1994 relating to a final settlement of the remaining issues in dispute for the 1984 and 1985 tax years. The refund of taxes was $3.1 million, and related interest was $5.9 million.

  Federal income taxes paid during 1998, 1997, and 1996 were $78.4 million, $122.7 million, and $92.5 million, respectively.

Note 8--Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

Debt

  Short-term debt at December 31, 1998 and 1997, was $39.4 million and $150.7 million, respectively, and consisted of reverse repurchase agreements with a weighted average interest rate of 5.75% and 6.38%, respectively.

  In March 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. In July 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7% senior notes due July 15, 2018. The 7.25% senior notes are redeemable at the option of the Company. The 6.375% and 7% senior notes may not be redeemed prior to maturity.

  During 1998, the Company repaid the $725.0 million outstanding borrowing under its revolving credit facility. The interest rate on the revolving credit facility was variable based upon a London Interbank Offered Rate (LIBOR) plus a margin.

  Interest paid on short-term and long-term debt during 1998, 1997, and 1996 was $49.6 million, $41.4 million, and $17.1 million, respectively.

Company-Obligated Mandatorily Redeemable Preferred Securities

  In March 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities.

  Interest costs related to these securities are reported in the consolidated statements of income as a component of interest and debt expense. Interest paid on these securities during 1998 was $11.1 million.

Note 9--Pensions and Other Postretirement Benefits

  The Company sponsors defined benefit pension and postretirement plans for its employees. Plan assets of the pension plan are invested in two separate accounts of a subsidiary of the Company, one of which invests in listed equity securities and the other in corporate obligations and U.S. bonds, and in an unrelated trust consisting of bonds and equity securities. The postretirement life insurance plan is noncontributory and is partially funded through life insurance contracts issued by the Company. The postretirement health care plan is unfunded.

  In 1998, the Company amended its other postretirement benefit plans, establishing uniform benefits among the Company's subsidiaries.

  The following tables provide the changes in the benefit obligation and fair value of plan assets for the years ended December 31, 1998 and 1997, and statements of the funded status of the plans as of December 31, 1998 and 1997.

                                                             Postretirement
                                          Pension Benefits      Benefits
                                          ------------------ ----------------
                                            1998     1997     1998     1997
                                          --------  -------- -------  -------
                                              (in millions of dollars)
Change in Benefit Obligation
Balance at January 1..................... $  308.2  $ 189.8  $  68.0  $  59.2
  Service Cost...........................      9.3      9.1      2.8      1.5
  Interest Cost..........................     21.6     20.5      5.4      4.4
  Plan Amendments........................      --       --       8.7      --
  Actuarial (Gain) Loss..................      7.0     10.5      5.0     (6.6)
  Acquisition of Business--Note 13.......      --      92.2      --      13.5
  Benefits Paid..........................    (16.6)   (13.9)    (4.9)    (4.0)
                                          --------  -------  -------  -------
Balance at December 31...................    329.5    308.2     85.0     68.0
                                          --------  -------  -------  -------
Change in Fair Value of Plan Assets
Balance at January 1.....................    380.8    220.2      9.0      8.5
  Actual Return on Plan Assets...........     83.3     83.1      0.5      0.5
  Acquisition of Business--Note 13.......      --      91.4      --       --
  Company Contributions..................      1.6      --       4.9      4.0
  Benefits Paid..........................    (16.6)   (13.9)    (4.9)    (4.0)
                                          --------  -------  -------  -------
Balance at December 31...................    449.1    380.8      9.5      9.0
                                          --------  -------  -------  -------
Funded (Underfunded) Status of the Plan
 at December 31..........................    119.6     72.6    (75.5)   (59.0)
Unrecognized Net Actuarial Gains.........   (112.7)   (72.1)    (4.0)   (11.0)
Unrecognized Prior Service Cost..........      2.5      2.7      8.0      --
Unrecognized Net Transition Obligation...      0.6      0.6      --       --
                                          --------  -------  -------  -------
Prepaid (Accrued) Benefit Cost........... $   10.0  $   3.8  $ (71.5) $ (70.0)
                                          ========  =======  =======  =======

  The weighted average assumptions used in the measurement of the Company's benefit obligation as of December 31, 1998 and 1997 are as follows:

                                                             Postretirement
                                          Pension Benefits      Benefits
                                          ------------------ ----------------
                                            1998     1997     1998     1997
                                          --------  -------- -------  -------
Discount Rate............................     6.75%    7.25%    6.75%    7.25%
Expected Return on Plan Assets...........     8.50%    8.65%    8.50%    8.50%
Rate of Compensation Increase............     4.00%    4.65%     --       --

  For measurement purposes, a 8.67% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.00% for 2005 and remain at that level thereafter.

  The assumed health care cost trend rate has a significant effect on the amounts reported. A 1% change in the assumed health care cost trend rate would have the following effects:

                                               1% Increase     1% Decrease
                                               ------------    ------------
                                               (in millions of dollars)
Effect on total of service and interest cost
 components of net periodic postretirement
 health care benefit cost.....................    $       1.2     $       (1.0)
Effect on the health care component of the
 accumulated postretirement benefit
 obligation...................................           10.2             (8.8)

  The following table provides the components of the net periodic benefit cost (credit) for the plans during 1998, 1997, and 1996.

                               Pension Benefits     Postretirement Benefits
                               -------------------  -------------------------
                               1998   1997   1996    1998     1997     1996
                               -----  -----  -----  -------  -------  -------
                                       (in millions of dollars)
Service Cost.................. $ 9.3  $ 9.1  $ 4.0  $   2.8  $   1.5  $   1.5
Interest Cost.................  21.6   20.5   12.6      5.4      4.4      4.0
Expected Return on Plan
 Assets....................... (32.5) (26.6) (16.4)    (0.8)    (0.7)    (0.7)
Net Amortization and
 Deferral.....................  (2.4)  (3.5)  (4.2)    (1.7)    (3.0)    (2.8)
                               -----  -----  -----  -------  -------  -------
Net Periodic Benefit Cost
 (Credit)..................... $(4.0) $(0.5) $(4.0) $   5.7  $   2.2  $   2.0
                               =====  =====  =====  =======  =======  =======

Note 10--Stockholders' Equity and Earnings Per Share

Preferred Stock

  During February 1998, the Company redeemed its 8.10% cumulative preferred stock outstanding of $156.2 million at $150 per share equivalent to $25 per depositary share. At December 31, 1997, there were 6,249,202 shares issued and outstanding.

Common Stock

  In July 1997, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on September 30, 1997. As a result of this action, 67,547,586 shares were issued to stockholders of record on August 28, 1997. Par value remained at $1 per share as a result of transferring $67.5 million from additional paid-in capital to common stock, representing the aggregate par value of the shares issued under the stock split. Historical share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the stock split.

Comprehensive Income

  The components of accumulated other comprehensive income, net of deferred tax, are as follows:

                                                           December 31
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                    (in millions of dollars)
Net Unrealized Gain on Securities:
  Available-for-Sale Securities.................... $    1,042.0  $    1,002.7
  Adjustment to Deferred Policy Acquisition Costs..       (214.6)       (236.2)
  Adjustment to Value of Business Acquired.........         (1.0)        (38.8)
  Adjustment to Reserves for Future Policy and
   Contract Benefits...............................       (105.4)       (103.4)
                                                    ------------  ------------
Total Net Unrealized Gain on Securities............        721.0         624.3
Foreign Currency Translation Adjustment............        (35.3)        (20.7)
                                                    ------------  ------------
Accumulated Other Comprehensive Income............. $      685.7  $      603.6
                                                    ============  ============

  When securities are reported at fair value, adjustments are made to deferred policy acquisition costs, value of business acquired, and reserves for future policy and contract benefits as if the unrealized investment gains and losses on the securities had been realized.

  The components of other comprehensive income (loss) and the related deferred tax are as follows:

                                                    Year Ended December 31
                                                  ----------------------------
                                                   1998      1997       1996
                                                  -------- ---------  --------
                                                   (in millions of dollars)
Change in Net Unrealized Gain on Securities:
  Net Unrealized Gain (Loss) Before
   Reclassification Adjustment................... $  94.5  $ 1,064.2  $ (371.5)
  Reclassification Adjustment for Net Realized
   Investment (Gains) Losses Included in Net In-
   come..........................................   (34.0)     (15.1)      8.6
  Adjustment to Value of Business Acquired.......    58.1      (59.6)      --
  Adjustment to Deferred Policy Acquisition
   Costs.........................................    33.1     (121.9)    142.6
  Adjustment to Reserves for Future Policy and
   Contract Benefits.............................    (3.0)     (48.4)    203.3
                                                  -------  ---------  --------
Change in Net Unrealized Gain on Securities......   148.7      819.2     (17.0)
Change in Foreign Currency Translation
 Adjustment......................................   (22.4)     (22.4)     (0.5)
                                                  -------  ---------  --------
                                                    126.3      796.8     (17.5)
Deferred Tax (Credit)............................    44.2      278.9      (6.1)
                                                  -------  ---------  --------
Other Comprehensive Income (Loss), Net of
 Deferred Tax (Credit)........................... $  82.1  $   517.9  $  (11.4)
                                                  =======  =========  ========

  The deferred tax (credit) for other comprehensive items is computed at the federal statutory income tax rate.

Earnings Per Common Share

  The computations of earnings per common share and earnings per common share assuming dilution are as follows:

                                               Year Ended December 31
                                     --------------------------------------------
                                          1998           1997          1996
                                     -------------- -------------- --------------
                                     (in millions of dollars, except share data)
Numerator:
  Net Income.......................          $254.0         $247.3        $145.6
  Preferred Stock Dividends........             1.9           12.7          12.7
                                     -------------- -------------- -------------
  Income Available to Common
   Stockholders....................          $252.1         $234.6        $132.9
                                     ============== ============== =============
Denominator (000s):
  Weighted Average Common Shares--
   Basic...........................       135,117.8      124,505.4      91,044.8
  Dilution for Assumed Exercise of
   Stock Options...................         3,151.4        2,747.8       1,109.7
                                     -------------- -------------- -------------
  Weighted Average Common Shares--
   Assuming Dilution...............       138,269.2      127,253.2      92,154.5
                                     ============== ============== =============
Earnings Per Common Share--Basic...           $1.87          $1.88         $1.46
                                     ============== ============== =============
Earnings Per Common Share--Assuming
 Dilution..........................           $1.82          $1.84         $1.44
                                     ============== ============== =============

  Options to purchase approximately 1,022,000 common shares in 1998 were not considered dilutive because the options' exercise prices were greater than the average market price. These options were excluded from the calculation of earnings per common share assuming dilution. Nondilutive options excluded from the calculation of earnings per common share assuming dilution for 1997 and 1996 were immaterial.

Note 11--Incentive Compensation and Stock Purchase Plans

Incentive Compensation

  The Company has in effect a management incentive compensation plan, the first part of which contains both cash and equity components and is designed to encourage achievement of specific annual goals in which key employees participate. The compensation cost recognized in the consolidated statements of income for this part of the plan is $4.3 million, $6.4 million, and $3.6 million for 1998, 1997, and 1996, respectively. The second part of this plan is a stock option plan. The Company applies Opinion 25 and related interpretations in accounting for the stock option plan.

  Under the 1994 stock plan, the Company could grant options of up to 10,000,000 shares of common stock over the five year term of the plan which ended effective December 31, 1998. The exercise price of each option equaled the market price of the Company's stock on the date of grant. The vesting period for these options is at least one year after the date of grant, and the options have a maximum term of ten years after the date of grant. Options granted prior to 1994 were under the 1989 stock option plan.

  During 1998, the Company granted options of common stock to eligible employees who were not participants in the management incentive compensation plan. The exercise price of each option equaled the market price of the Company's stock on the date of grant. The vesting period for these options is three years, and the options have a maximum term of ten years after the grant date. Options of 311,900 shares of common stock were granted.

  In accordance with stock option plan provisions, outstanding stock options would become immediately exercisable in the event of a change in control of the Company.

  Summaries of the Company's stock options are as follows:

                                  1998                     1997                     1996
                         ------------------------ ------------------------ ------------------------
                         Shares  Weighted Average Shares  Weighted Average Shares  Weighted Average
                         (000s)   Exercise Price  (000s)   Exercise Price  (000s)   Exercise Price
                         ------  ---------------- ------  ---------------- ------  ----------------
Outstanding at January
 1......................  6,938       $18.52      4,239        $13.38      3,297        $12.41
  Granted...............  1,022        35.99      3,454         24.50      1,347         15.57
  Exercised............. (1,040)       15.70       (562)        14.49       (322)        12.08
  Forfeited or Expired..   (182)       31.56       (193)        24.36        (83)        15.21
                         ------                   -----                    -----
Outstanding at December
 31.....................  6,738        21.26      6,938         18.52      4,239         13.38
                         ======                   =====                    =====

                                                               December 31
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                          (shares in thousands)
Exercisable.............................................   3,389   3,728   2,954
Exercisable based on additional service.................   3,349   3,210   1,285
                                                         ------- ------- -------
Outstanding.............................................   6,738   6,938   4,239
                                                         ======= ======= =======

                                        December 31, 1998
                 ----------------------------------------------------------------
                           Options Outstanding              Options Exercisable
                 ---------------------------------------- -----------------------
                        Weighted Average
   Range of      Shares    Remaining     Weighted Average Shares Weighted Average
Exercise Prices  (000s) Contractual Life  Exercise Price  (000s)  Exercise Price
---------------  ------ ---------------- ---------------- ------ ----------------
     $ 9.00 to
         14.99   1,774        2.9 years       $11.31      1,774       $11.31
      15.00 to
         20.99     999        6.6              15.49        999        15.49
      21.00 to
         26.99   2,718        8.1              24.00        543        24.29
      27.00 to
         32.99     314        8.2              28.04         22        28.05
      33.00 to
         40.00     933        9.1              36.04         51        37.40
                 -----                                    -----
 9.00 to 40.00   6,738        6.6              21.26      3,389        15.13
                 =====                                    =====

Employee Stock Purchase Plan

  The Company established an employee stock purchase plan to promote and maintain widespread employee stock ownership. Under the plan, the Company is authorized to issue up to 2,000,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the plan, eligible employees may purchase common stock of the Company at the end of each three-month financial quarter. The purchase price of the stock is 85 percent of the lower of its beginning of the quarter or end of the quarter market price. The maximum amount of stock a participating employee may purchase under the plan in any one calendar year is limited to $25,000 in fair market value of the stock as determined at the beginning of each purchase period. The Company sold 103,527, 108,799, and 68,622 shares to employees with a weighted average exercise price of $28.47, $24.63, and $14.68 per share in 1998, 1997, and 1996, respectively. The Company applies Opinion 25 and related interpretations in accounting for the stock purchase plan. Accordingly, no compensation cost has been recognized.

Compensation Cost Under the Fair Value Approach (SFAS 123)

  Compensation cost for the Company's management incentive compensation plan and employee stock purchase plan under the fair value approach was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Year Ended December 31
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Volatility......................................     17.9%     18.0%     18.2%
Risk-free rate of return........................      5.6%      6.5%      5.7%
Dividend payout rate per share..................   $ 0.40     $0.36     $0.36
Time of exercise
  Management Incentive Compensation Plan
    Executives..................................  8 years   7 years   7 years
    Non-executives..............................  7 years   6 years   6 years
  Employee Stock Purchase Plan.................. 3 months  3 months  3 months
Weighted average fair value of options granted
 during the year
  Management Incentive Compensation Plan........   $10.65     $7.36     $3.68
  Employee Stock Purchase Plan..................   $ 6.94     $5.62     $3.38

  Had compensation cost for the two plans been determined in accordance with the provisions of SFAS 123, the Company's net income and earnings per common share would have been as follows:

                                             Year Ended December 31
                                  --------------------------------------------
                                       1998           1997           1996
                                  -------------- -------------- --------------
                                  (in millions of dollars, except share data)
Net Income....................... $        247.7 $        241.6 $        143.6
Earnings Per Common Share--
 Basic...........................           1.82           1.84           1.44
Earnings Per Common Share--
 Assuming Dilution...............           1.79           1.81           1.42

Note 12--Reinsurance

  The Company routinely assumes and cedes reinsurance with other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures; however, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 1998, relates to approximately 33 reinsurance relationships. Of the three major relationships which account for approximately 85 percent of the reinsurance receivable amount at December 31, 1998, two are with companies rated A+ (Superior) by the A.M. Best Company and the third is fully securitized by investment-grade fixed maturity securities held in trust.

  Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income, policy and contract benefits, and changes in reserves for future policy and contract benefits and policyholders' funds are presented in the consolidated statements of income net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

                                                     Year Ended December 31
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  -------- --------
                                                    (in millions of dollars)
Premium Income.................................... $  130.2  $  270.4 $  305.5
Policy and Contract Benefits......................    259.4     282.7    265.5
Change in Reserves for Future Policy and Contract
 Benefits and Policyholders' Funds................    (60.5)      3.6     26.4

  In 1995, the Company entered into an indemnity and assumption reinsurance agreement with another insurance company in connection with the sale of the group medical business. Total premium income and policy and contract benefits ceded under this reinsurance agreement were $41.7 million and $33.3 million, respectively, for the year ended December 31, 1998, $182.9 million and $153.8 million, respectively, for the year ended December 31, 1997, and $224.6 million and $188.5 million, respectively, for the year ended December 31, 1996. Substantially all of the business reinsured under the indemnity reinsurance agreement was assumptively reinsured effective April 1, 1998.

  Premium income assumed was $204.4 million, $174.4 million, and $51.5 million during 1998, 1997, and 1996, respectively.

Note 13--Acquisition of Business

GENEX Services, Inc.

  On February 28, 1997, the Company acquired GENEX Services, Inc. and GENEX Services of Canada, Inc. (GENEX) at a price of $70.0 million. GENEX is a provider of case management, vocational rehabilitation, and related services to corporations, third party administrators, and insurance companies. These services are utilized in the management of disability and worker's compensation cases. The acquisition, financed through borrowings on the Company's revolving credit facility, was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $17.9 million and $8.9 million, respectively. The purchase price has been allocated to goodwill and will be amortized on a straight-line basis over a 25 year period. The consolidated financial statements include the operating results of GENEX from March 1, 1997.

The Paul Revere Corporation

  On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million (19,047,620 shares of common stock), common equity of $437.5 million (23,340,000 shares of common stock) and cash of $2.5 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $6,680.0 million and $6,675.4 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The interest rate used to determine the value of business acquired for traditional products was the reserve discount rate. The interest rate used for interest-sensitive products was based on the current interest rate credited on account values. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life products. Goodwill will be amortized on a straight-line basis over a 40 year period. The consolidated financial statements include the operating results of Paul Revere from April 1, 1997.

Pro Forma Results

  The following pro forma results of operations for the years ended December 31, 1997 and 1996, give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX, with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of each year presented, are as follows:

                                              Year Ended December 31
                                    -------------------------------------------
                                            1997                  1996
                                    --------------------- ---------------------
                                    (in millions of dollars, except share data)
Revenue Excluding Net Realized
 Investment Gains and Losses......  $             3,958.1 $             3,930.2
Revenue Including Net Realized
 Investment Gains and Losses......                4,009.6               3,970.2
Income (Loss) Before Net Realized
 Investment Gains and Losses
 and Federal Income Taxes.........                  377.2                 (81.3)
Income (Loss) Before Federal
 Income Taxes.....................                  428.7                 (41.3)
Net Income (Loss).................                  276.3                 (37.1)
Earnings Per Common Share--Basic..                   1.96                 (0.37)
Earnings Per Common Share--
 Assuming Dilution................                   1.92                 (0.37)

  In 1996, Paul Revere strengthened reserves in its individual disability segment by $380.0 million before income taxes, which resulted in a decrease in net income of $244.3 million ($1.82 per common share assuming dilution). The reserve strengthening results from a comprehensive study, completed in October 1996, of the adequacy of the individual disability reserves under generally accepted accounting principles.

Note 14--Sale of a Portion of a Line of Business

  In December 1997, the Company entered into an agreement with American General Corporation (American General) under which various affiliates of American General agreed to acquire certain assets and assume certain liabilities of the Company's individual and tax-sheltered annuity business. In addition, American General acquired a number of miscellaneous group pension lines of business which were no longer actively marketed by the Company. The sale did not include the Company's Canadian annuity business, GICs, or group single premium annuities. The sale was completed during the second quarter of 1998.

  In consideration for the transfer of statutory reserves, American General paid the Company a ceding commission of $58.0 million. In connection with the sale, the Company wrote off $18.7 million of goodwill associated with the annuity business acquired from Paul Revere. Total liabilities of $2,518.9 million were assumed by American General, and total assets, excluding the resulting reinsurance receivable, decreased $2,506.7 million. The gain recognized at the time of the sale increased 1998 operating earnings by $12.2 million ($0.09 per common share assuming dilution) before tax and $1.4 million ($0.01 per common share assuming dilution) after tax. Total revenue and income before federal income taxes for the annuity business sold were $152.7 million and $23.7 million, respectively, in 1997, and $24.6 and $0.1 million, respectively, in 1996. Included in these amounts were net realized investment gains of $8.0 million in 1997 and $0.5 million in 1996.

Note 15--Commitments and Contingent Liabilities

  Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts (the Court) against the Company--one purporting to represent all career agents of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date, no class has been certified in either lawsuit. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Court agree with the plaintiff's interpretation of the contract. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 42 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 42 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

  Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 16--Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

  The Company's insurance subsidiaries' statutory net income, as reported in conformity with statutory accounting practices prescribed by state regulatory authorities, for the years ended December 31, 1998, 1997, and 1996, was $161.1 million, $76.1 million, and $104.9 million, respectively. Statutory capital and surplus at December 31, 1998 and 1997, was $1,252.1 million and $1,128.2 million, respectively.

  Regulatory restrictions limit the amount of dividends available for distribution to the Company from its insurance subsidiaries, without prior approval by regulatory authorities, to the greater of ten percent of an insurer's statutory surplus as regards policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends is further limited to the amount of statutory unassigned surplus. Based on these restrictions, $153.3 million will be available for the payment of dividends to the Company from its top-tier insurance subsidiaries during 1999.

Permitted Statutory Accounting Practices

  The Company's insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and the applicable state regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. At December 31, 1998, the Company had not applied any permitted accounting practices that differed from prescribed statutory accounting practices that had a material impact on the financial position or results of operations of the insurance subsidiaries.

  In 1998, the NAIC approved a codification of statutory accounting practices effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. Following implementation, statutory accounting principles will continue to be governed by individual state laws and permitted practices until adoption by the various states. Accordingly, before codification becomes effective for the Company's insurance subsidiaries, their states of domicile must adopt codification as the prescribed basis of accounting. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements.

Deposits

  At December 31, 1998, the Company's insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,002.6 million held for the protection of policyholders.

Note 17--Merger with UNUM Corporation (Unaudited)

  In November 1998, the Company announced its plans to merge with UNUM Corporation (UNUM), a leading provider of disability products and other employee benefits, in a transaction that will create UNUMProvident Corporation (UNUMProvident). In the merger, each share of UNUM common stock issued and outstanding immediately prior to the effective time of the merger will be converted into one share of UNUMProvident common stock. Each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger will remain an issued and outstanding share of UNUMProvident common stock after the merger. However, as a result of the Provident Reclassification Amendment, which will become effective immediately prior to the effective time of the merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Provident Reclassification Amendment will be reclassified and converted into
0.73 of a validly issued, fully paid, and nonassessable share of UNUMProvident common stock. The reclassification will not apply to UNUMProvident common stock issued to UNUM stockholders in the merger. The merger is subject to regulatory and UNUM stockholder and Company stockholder approval. The transaction is expected to be completed by mid-1999 and is expected to be accounted for as a pooling of interests.

Pro Forma Combined Condensed Financial Statements

  The following pro forma combined condensed financial statements are presented to show the impact on the historical financial positions and results of operations of the Company and UNUM of the merger under the pooling of interests method of accounting. The pro forma combined condensed financial statements combine the historical financial information of the Company and UNUM as of December 31, 1998 and for each of the years ended December 31, 1998, 1997, and 1996. The pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of each year presented. The pro forma combined condensed balance sheet assumes the merger was completed on December 31, 1998.

  On the date the merger is completed or on an earlier date if required by generally accepted accounting principles, UNUMProvident will record an expense for merger related expenses of approximately $210.0 million. These expenses consist of employee-related expenses, exit activities related to duplicate facilities and redundant systems, and investment banking, legal, and accounting fees. Since the incurral of the merger related expenses is related to and primarily dependent upon the completion of the transaction, which will occur in the future, the merger related expenses will be recognized as a charge to earnings at the time of the transaction closing. The estimated merger related expenses represent management's best estimates based on available information at this time. Actual charges will differ from these estimates.

  The pro forma financial statements are presented for comparative purposes only and are not necessarily indicative of the results of operations that would have been realized had the merger been completed during the years or as of the date for which the pro forma financial statements are presented, nor are they necessarily indicative of the results of operations in future periods or the future financial position of UNUMProvident.

                Provident Companies, Inc. and UNUM Corporation
             Unaudited Pro Forma Combined Condensed Balance Sheet
                            As of December 31, 1998

                                   Historical                     UNUM/Provident
                              --------------------   Pro Forma      Pro Forma
                              Provident    UNUM     Adjustments      Combined
                              ---------  ---------  -----------   --------------
                                         (in millions of dollars)
Assets
Total Investments...........  $17,332.7  $ 9,837.7    $   --        $27,170.4
Reinsurance Receivable......    3,101.0    1,770.0        --          4,871.0
All Other Assets............    2,654.4    3,575.2        --          6,229.6
                              ---------  ---------    -------       ---------
  Total Assets..............  $23,088.1  $15,182.9    $   --        $38,271.0
                              =========  =========    =======       =========
Liabilities and
 Stockholders' Equity
Policy and Contract
 Benefits, Reserves for
 Future Policy and Contract
 Benefits, and Unearned
 Premiums...................  $14,343.0  $ 9,201.4    $ 230.0 (a)   $23,774.4
Other Policyholders' Funds..    3,227.3      875.4        --          4,102.7
All Other Liabilities.......    1,809.3    2,368.4      (80.0)(a)     4,097.7
                              ---------  ---------    -------       ---------
  Total Liabilities.........   19,379.6   12,445.2      150.0        31,974.8
                              ---------  ---------    -------       ---------
Company-Obligated
 Mandatorily Redeemable
 Preferred Securities of
 Subsidiary Trust Holding
 Solely Junior Subordinated
 Debt Securities of the
 Company....................      300.0        --         --            300.0
                              ---------  ---------    -------       ---------
Stockholders' Equity
Common Stock................      135.7       20.0     (131.9)(b)        23.8
Additional Paid-in Capital..      762.0    1,151.2     (954.0)(b)       959.2
Accumulated Other
 Comprehensive Income.......      685.7      229.0        --            914.7
Retained Earnings...........    1,834.3    2,444.9     (150.0)(a)     4,129.2
Treasury Stock..............       (9.2)  (1,085.9)   1,085.9 (b)        (9.2)
Restricted Stock Deferred
 Compensation...............        --       (21.5)       --            (21.5)
                              ---------  ---------    -------       ---------
  Total Stockholders'
   Equity...................    3,408.5    2,737.7     (150.0)        5,996.2
                              ---------  =========    -------       ---------
  Total Liabilities and
   Stockholders' Equity.....  $23,088.1  $15,182.9    $   --        $38,271.0
                              =========  =========    =======       =========

--------
(a) The Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by the Company. It has been determined that the Company's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount claim reserves for group long-term disability and individual disability. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's claim reserves upon consummation of the merger of approximately $230.0 million ($150.0 million after tax). This estimated merger related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations.

(b) The pro forma adjustments to common stock, additional paid-in capital, and treasury stock reflect the retirement of shares of UNUM common stock held in treasury, the reclassification of the Company's common stock on a 0.73 to 1 basis and the reduction in par value of the Company's common stock from $1.00 to $0.10 which results in 98.7 million shares issued to replace the 135.2 million shares of the Company's common stock held by stockholders on December 31, 1998, and the issuance to UNUM stockholders of 138.7 million shares of UNUMProvident common stock pursuant to the merger (calculated by multiplying the 138.7 million shares of UNUM common stock outstanding at December 31, 1998 by the exchange ratio of 1.0 to 1.0 representing the number of shares UNUM stockholders will receive for each share of UNUM common stock they own immediately prior to consummation of the merger). The number of shares of UNUMProvident common stock that will be issued after completion of the merger will be based on the actual number of shares of UNUM common stock and the Company's common stock (after the effectiveness of the Provident Reclassification Amendment) outstanding at the effective time of the merger.

 UNUMProvident Unaudited Combined Condensed Pro Forma Consolidated Statements
                                   of Income

                                          Year Ended December 31
                               ----------------------------------------------
                                    1998            1997            1996
                               --------------  --------------  --------------
                               (in millions of dollars, except share data)
Premium Income................ $      6,189.1  $      5,317.4  $      4,327.2
Net Investment Income.........        2,035.4         2,015.7         1,893.4
Net Realized Investment Gains
 (Losses).....................           55.0            11.5            (5.2)
Other Income..................          299.9           357.0           148.2
                               --------------  --------------  --------------
  Total Revenue...............        8,579.4         7,701.6         6,363.6
                               --------------  --------------  --------------
Policyholder Benefits.........        5,509.8         4,880.4         4,204.0
Commissions...................          826.5           716.2           555.2
Interest and Debt Expense.....          119.9            84.9            58.5
Increase in Deferred Policy
 Acquisition Costs............         (325.8)         (236.0)         (116.7)
Amortization of Value of
 Business Acquired and
 Goodwill.....................           66.6            52.7             7.7
Other Operating Expenses......        1,462.2         1,286.7         1,087.1
                               --------------  --------------  --------------
  Total Benefits and
   Expenses...................        7,659.2         6,784.9         5,795.8
                               --------------  --------------  --------------
Income Before Income Taxes....          920.2           916.7           567.8
Income Taxes..................          302.8           299.1           184.2
                               --------------  --------------  --------------
  Net Income.................. $        617.4  $        617.6  $        383.6
                               ==============  ==============  ==============
Earnings Per Common Share--
 Basic........................ $         2.60  $         2.62  $         1.75
Earnings Per Common Share--
 Assuming Dilution............ $         2.54  $         2.57  $         1.72
Average Shares Outstanding--
 Basic........................    236,975,177     230,741,174     212,401,523
Average Shares Outstanding--
 Assuming Dilution............    242,348,896     235,818,231     215,301,059

  The above unaudited combined condensed pro forma consolidated statements of income reflect the results of operations of the Company and UNUM combined for the years presented. No pro forma adjustments have been made to arrive at the UNUMProvident combined statements of income. Combined pro forma net income available to common shareholders of $615.5 million, $604.9 million, and $370.9 million for 1998, 1997, and 1996, respectively, was net of preferred stock dividends of $1.9 million in 1998 and $12.7 million in both 1997 and 1996. The pro forma combined basic and assuming dilution earnings per share for the years presented are based on the combined weighted average number of common and dilutive potential common shares and adjusted weighted shares of the Company and UNUM. The number of weighted average common shares and adjusted weighted average shares, including all dilutive potential common shares, reflects the reclassification of the Company's common stock on a 0.73 to 1 basis and the conversion of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

Note 18--Supplemental Data on Quarterly Results of Operations (Unaudited)

 The following is a summary of unaudited quarterly results of operations for 1998 and 1997:

                                                       1998
                                    -------------------------------------------
                                       4th        3rd        2nd        1st
                                    ---------- ---------- ---------- ----------
                                    (in millions of dollars, except share data)
Premium Income....................  $    587.6 $    593.2 $    579.4 $    587.2
Net Investment Income.............       334.4      329.5      348.3      361.8
Net Realized Investment Gains.....        15.8        9.2        2.8        6.2
Total Revenue.....................       986.1      975.3      983.0      993.6
Income Before Federal Income
 Taxes............................        40.0      125.8      124.1      112.9
Net Income........................        26.2       81.9       74.8       71.1
Earnings Per Common Share--Basic..         .19        .61        .55        .51
Earnings Per Common Share--
 Assuming Dilution................         .19        .59        .54        .50

                                                       1997
                                    -------------------------------------------
                                       4th        3rd        2nd        1st
                                    ---------- ---------- ---------- ----------
                                    (in millions of dollars, except share data)
Premium Income....................  $    582.2 $    594.0 $    590.0 $    287.5
Net Investment Income.............       364.6      362.9      364.7      262.5
Net Realized Investment Gains.....         2.0        6.9        1.5        4.7
Total Revenue.....................       991.0      997.1      993.8      571.3
Income Before Federal Income
 Taxes............................       117.3      109.5       90.7       62.8
Net Income........................        75.8       71.0       59.7       40.8
Earnings Per Common Share--Basic..         .54        .50        .42        .40
Earnings Per Common Share--
 Assuming Dilution................         .53        .49        .41        .39

  An adjustment of $93.6 million for the anticipated increase in claims duration considering the impact of the merger with UNUM and an $8.0 million reserve strengthening for single premium annuities decreased operating results for the fourth quarter of 1998 by $101.6 million before taxes and $66.0 million ($0.48 per common share assuming dilution) after taxes.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

  Following are the names and ages (as of March 1, 1999) of those persons nominated to be Directors of the Company, as well as their principal occupations (which have continued for the past five years, unless otherwise noted), directorships held by them in certain other publicly held companies, the year in which they became a director of the Company or the Company's predecessor Provident Life and Accident Insurance Company of America ("America"), and certain other information with respect to such Directors. All nominees, except Messrs. Bolinder and Watjen, became directors of the Company on December 27, 1995, the effective date of the Share Exchange between the Company and America. Mr. Watjen became a director on March 26, 1997. Mr. Bolinder became a director on March 27, 1997, effective with the closing of the transaction involving the purchase by Zurich Insurance Company ("Zurich") or one or more of its affiliates of 19,047,620 (on a post-split basis) shares of the Company's common stock in connection with financing the Company's acquisition of The Paul Revere Corporation ("Paul Revere"). Under an agreement between the Company and Zurich related to the acquisition of Paul Revere, Zurich has certain rights in connection with designating one person to serve as director of the Company while Zurich remains the beneficial owner of 5% or more of the outstanding shares of the Company's common stock.

  Each of the persons listed below as a nominee to be a director of the Company will also be a director of the principal wholly owned subsidiaries of the Company including Accident, Casualty, National, and Paul Revere, as well as its principal subsidiary, Paul Revere Life. GENEX Services, Inc ("GENEX") has a board of directors whose members include some Company board members as well as other employees of the Company. As the context requires, Company may include direct and indirect subsidiaries.

Nominees

 William L. Armstrong, 62                                      Director since
                                                               1991

  From 1979 to 1991, Senator Armstrong served as a Senator from Colorado in the United States Senate. He has been Chairman of Ambassador Media Corporation since 1984, Chairman of Cherry Creek Mortgage Company, Inc. since 1991, Chairman of El Paso Mortgage Company since 1993, Chairman of Centennial State Mortgage Company, Frontier Real Estate, Inc. and Frontier Title, LLC since 1994, Chairman of Frontier Real Estate since 1994, and Chairman of Transland Financial Services, Inc. since 1996. He is also a director of Storage Technology Corporation, and Helmerich and Payne, Inc.

 William H. Bolinder, 55                                       Director since
                                                               1997

  Mr. Bolinder is a member of the Corporate Executive Board of the Zurich Insurance Company, headquartered in Zurich, Switzerland. He also serves as Chairman of the direct life and non-life operations of the Zurich Group in the U.S. and is a director of many of Zurich's other affiliated companies in the U.S. The Zurich Group is a leading international insurance organization providing global coverage in all lines of insurance along with asset management services.

 J. Harold Chandler, 49                                        Director since
                                                               1993

  Mr. Chandler became Chairman of the Company April 28, 1996, and President and Chief Executive Officer and a Director of America, Provident Life Capital Corporation, Accident and Casualty effective November 8, 1993. Immediately prior to his employment with Accident, he served as President of NationsBank Mid-Atlantic Banking Group which includes the NationsBank and Maryland National Corporation entities in the District of Columbia, Maryland, and northern Virginia. He formerly served as President of the Citizens and Southern National Bank of South Carolina, a predecessor company of NationsBank. He is a director of AmSouth Bancorporation, Herman Miller, Inc., and Storage Technology Corporation.

 Charlotte M. Heffner, 61                                      Director since
                                                               1995

  Ms. Heffner is a trustee of The Maclellan Foundation, Inc. She is the sister of Hugh O. Maclellan, Jr.

 Hugh B. Jacks, 64                                             Director since
                                                               1988

  Mr. Jacks retired in December 1991 as President and Chief Executive Officer of BellSouth Services, Incorporated, a provider of lead staff, strategic planning and support for BellSouth Companies. He is President of Potential Enterprises, Inc.

 Hugh O. Maclellan, Jr., 59                                    Director since
                                                               1975

  Mr. Maclellan, Jr. is President of The Maclellan Foundation, Inc., and a director of SunTrust Bank, Chattanooga, N.A., and Covenant Transport, Inc. Mr. Maclellan is the brother of Charlotte M. Heffner.

 A. S. (Pat) MacMillan, 55                                     Director since
                                                               1995

  Mr. MacMillan has served as the Chief Executive Officer of Team Resources, Inc., since 1980. The company specializes in the areas of team and organizational design and development, including management consulting, management training, and organizational audits and surveys. He is also a trustee of The Maclellan Foundation, Inc.

 C. William Pollard, 60                                        Director since
                                                               1992

  Mr. Pollard has served as Chairman of the Board of Directors of The ServiceMaster Company since January 1994. From June 1990 to December 1993 he served as Chairman and Chief Executive Officer of The ServiceMaster Company. The ServiceMaster Company provides professional cleaning, termite and pest control, maid service, lawn care, and appliance and other home equipment and maintenance, as well as management of plant operations, laundry and linen, clinical equipment maintenance, and food service for health care, educational and industrial facilities. He is a director of Herman Miller, Inc.

 Scott L. Probasco, Jr., 70                                    Director since
                                                               1962

  Mr. Probasco has served as a director and Chairman of the Executive Committee of SunTrust Bank, Chattanooga, N.A. since 1989. He also serves as a director of Coca-Cola Enterprises, Chattem, Inc., and SunTrust Banks, Inc.

 Steven S Reinemund, 50                                        Director since
                                                               1995

  Mr. Reinemund has served as Chairman and Chief Executive Officer of Frito-Lay, Inc. since June 1992. He served as President and Chief Executive Officer of Pizza Hut, Inc. from 1986 to 1992. He also serves as a director of PepsiCo, Inc. and The ServiceMaster Company.

 Burton E. Sorensen, 69                                        Director since
                                                               1985

  From December 1984 until December 1995, Mr. Sorensen served as Chairman and Chief Executive Officer of Lord Securities Corp., an investment banking firm. Prior to that time, Mr. Sorensen was a General Partner of Goldman, Sachs & Co., investment bankers. He is a director of The ServiceMaster Company.

 Thomas R. Watjen, 44                                          Director since
                                                               1997

  Mr. Watjen became Vice Chairman of the Company on March 26, 1997, and retains his position as Chief Financial Officer. He became Executive Vice President and Chief Financial Officer of America, Provident Life Capital Corporation, Accident, Casualty, and National on July 1, 1994. Prior to that time, he served as a Managing Director of the insurance practice of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

Executive Officers of the Registrant

  The executive officers of the Company, all of whom are also executive officers of its principal subsidiaries, were elected to serve in their respective offices for one year or until their successors are chosen and qualified.

   Name                          Age                  Position
   ----                          ---                  --------
   J. Harold Chandler...........  49 Chairman, President, Chief Executive
                                      Officer, and Director
   Thomas R. Watjen.............  44 Vice Chairman and Chief Financial Officer,
                                      and Director
   Robert O. Best...............  49 Executive Vice President and Chief
                                      Information Officer/Client Services
   F. Dean Copeland.............  59 Executive Vice President and General
                                      Counsel
   Thomas B. Heys, Jr. .........  52 Executive Vice President, Institutional
                                      Sales
   Peter C. Madeja..............  40 Executive Vice President and President and
                                      CEO of GENEX Service, Inc.
   Ralph A. Rogers, Jr. ........  50 Senior Vice President and Treasurer

  Mr. Chandler became Chairman of the Company April 28, 1996, and President and Chief Executive Officer and a Director of the Company effective November 8, 1993. Immediately prior to his employment with the Company, he served as President of NationsBank Mid-Atlantic Banking Group which includes the NationsBank and Maryland National Corporation entities in the District of Columbia, Maryland, and northern Virginia. He formerly served as President of the Citizens and Southern National Bank of South Carolina, a predecessor company of NationsBank. He is a director of AmSouth Bancorporation, Herman Miller, Inc., and Storage Technology Corporation. He is currently a member of the Board of Trustees of Wofford College.

  Mr. Watjen became Vice Chairman and Chief Financial Officer of the Company on March 26, 1997. He became Executive Vice President and Chief Financial Officer on July 1, 1994. Prior to joining the Company, he served as a Managing Director of the insurance practice of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

  Mr. Best became an Executive Vice President of the Company on May 7, 1997. He became Senior Vice President and Chief Information Officer of the Company on July 11, 1994. He was previously Senior Vice President and Chief Information Officer at UNUM Corporation, which he joined in 1993 following UNUM's acquisition of Colonial Life and Accident Insurance Company. At Colonial, he served as Vice President, Operations and Information Systems, until 1992 when he was named Executive Vice President.

  Mr. Copeland became Executive Vice President and General Counsel of the Company on May 12, 1997. Prior to joining the Company he had been a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

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

  Mr. Rogers became Senior Vice President and Treasurer of the Company on May 7, 1997. Prior to this position he served as Vice President and Controller of the Company since 1984.

Compliance With Section 16(a)

  Under Section 16(a) of the Exchange Act, the Company's directors, officers, and 10% beneficial holders of common stock are required to file with the Securities and Exchange Commission certain forms reporting their beneficial ownership of and transactions in common stock. Based solely upon information provided to the Company by each of such persons, the Company believes that each of its directors, officers and 10% beneficial owners filed all required reports on a timely basis during the last fiscal year with the following exceptions: Mr. Madeja, an executive officer of the Company, purchased shares on the open market in October which were not reported on Form 4 in a timely fashion.

Item 11. Executive Compensation

  The named executive officers of the Company work primarily for Accident, except for Mr. Madeja, who serves as President, GENEX, and also provide services to the other subsidiaries under a general services agreement between the Company and the respective subsidiaries.

Report of the Compensation Committee

  The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of non-employee directors. The Committee is responsible for establishing and administering the Company's executive compensation programs. This report addresses the Company's compensation policies and practices, and the Committee's decisions regarding 1998 compensation and long-term incentive as they affected the Chief Executive Officer and the four other most highly paid executive officers of the Company (the five individuals collectively called the "Named Executive Officers"). These policies and practices also generally affect the compensation of the Company's other officers and high level executives.

Executive Compensation Policies

  The Committee is responsible for establishing and administering the Company's executive compensation programs. The Committee establishes compensation according to the following guiding principles:

    (a) Compensation should be directly linked to the Company's operating and financial performance.

    (b) Total compensation should be competitive when compared to compensation levels of executives of companies against which the Company competes for management.

    (c) Performance-related pay should be a significant component of total compensation, placing a substantial portion of an executive's compensation at risk.

    (d) Stock ownership guidelines and programs should encourage significant stock ownership in the Company by its executives to align their interests with the interests of stockholders.

 Stock Ownership Requirement

  The foundation for the Company's executive compensation program is ownership of the Company's common stock by members of the senior management group. This ownership requirement, involving a substantial portion of each executive's net worth, is intended to motivate the executive to think and act like a stockholder, and to assume responsibility for profitability and improving total stockholder return. The stock ownership requirement can be met with shares beneficially owned by the executive, through purchase of shares via the Employee Stock Purchase Plan, exercise of stock options, shares allocated to the executive through the Company's 401(k) retirement plan (MoneyMaker), phantom shares or restricted stock issued under the annual incentive compensation plan through the Performance Share Subplan, restricted stock awards, or open market purchases from personal funds. Unexercised stock options do not apply toward the ownership requirement.

 Base Salary

  A competitive base salary program is necessary to attract and retain key executives. It is the Company's practice to establish executive salaries at a conservative level relative to the median for salaries for comparable positions in other companies in its competitor group. For the named executive officers other than the CEO (see "CEO Compensation" below), one of the executive's 1998 base salary was above the median and three of these executives' 1998 base salaries were below the median.

  The companies in the competitor group are life, health and multi-line insurance companies that the Company has determined are its primary competitors for key executives. (For compensation purposes the competitor group is comprised of a size, measured by assets, comparable to the Company that competes with the Company for business and key executives. This is a smaller group of companies than is included in the "Insurance Index" used for "Comparison of Five-Year Cumulative Total Return" chart below. The group of companies in the "Insurance Index" is comprised of firms the Committee has determined are competing with the Company in the capital markets and includes some companies which are not included in the compensation comparison.)

  Merit increases in salary generally are awarded annually by the Committee, based primarily on an assessment of the Company's position relative to competitors and on an appraisal of the executive's contribution. The assessment of salary position relative to competitors is performed by use of a national survey of the competitor group of life and health insurance companies as described above, conducted by a recognized compensation consulting firm and also by use of internally generated surveys of data gathered from proxy statements. Salary levels for 1998 were established by the Committee following the policies described.

 Annual Incentive Compensation

  Annual incentive awards in 1998 for all officers were based on performance measures included in the Amended and Restated Annual Management Incentive Compensation Plan of 1994 ("MICP"). The annual incentive portion of the MICP includes the Corporate Performance Subplan and the Individual Performance Subplan.

  The Corporate Performance Subplan of the MICP is based solely on the achievement of objective corporate performance goals. At the beginning of each plan year, the Committee establishes measurable performance goals based on one or more corporate performance criteria, and establishes target awards and any formula for payouts in excess of target based on the achievement of these goals. Target awards under the Corporate Performance Subplan are set by the Committee as percentages of base salary, which percentages may differ from participant to participant and from year to year. Under the Corporate Performance Subplan, the three performance measures for 1998 were Return on Equity, Sales Growth and Relative Stock Performance. The Committee established stretch targets for 1998 for the Corporate Performance Subplan. Above target payouts resulted for certain executives due to payments under the Individual Performance Subplan.

  The Individual Performance Subplan of the MICP is based on an individual's contribution to the business of the Company, as determined by the Committee. This contribution may be assessed on non-objective as well as objective measures. Awards are payable under this subplan, also based on percentages of salary.

  Based on 1998 results, awards under the MICP to the Named Executive Officers ranged from 43% of salary to 110% percent of salary.

Long-Term Incentive Compensation

 Stock Plan of 1994

  This Plan permits the grant to executive officers and certain other key employees of restricted stock, stock appreciation rights and options to purchase shares of the Company's common stock. The purposes of this Plan are to encourage and enable the acquisition of a financial interest in the Company by key employees and to reward key employees for the long-term growth in the market value of the stock. On January 13, 1997, each Named Executive, except Mr. Copeland and Mr. Madeja, was granted an option which was expected to cover the three year period from 1997 to 1999. Mr. Copeland was granted an option upon his employment in May

1997 which was expected to cover the three year period as well. As shown in the tables following this report, Mr. Madeja was granted options on January 7, 1998. The Committee approved no other grants under the Stock Plan of 1994 to any Named Executive Officer in 1998.

CEO Compensation

  Compensation of the Chief Executive Officer follows the general principles for executive compensation as set forth above. Specific applications of these principles to Mr. Chandler's pay for 1998 were as follows:

 Base Salary

  Base salary for Mr. Chandler was set pursuant to his employment agreement described in the 1994 proxy statement and will be reviewed annually and adjusted as deemed appropriate by the Committee. For 1998, Mr. Chandler's salary was increased to a level reflecting pay of chief executive officers of companies in the Company's competitor group.

 Annual Incentive Compensation

  For 1998, Mr. Chandler received an annual incentive under the MICP of $960,000. Of this total, $688,000 was paid under the Corporate Performance Subplan (86% of his base salary) and $272,000 was paid under the Individual Performance Subplan (34% of his base salary) for the achievement of goals established by the Committee which were specific to Mr. Chandler.

 Stock Plan of 1994

  The Committee believes that it is appropriate to make stock option grants to the CEO at a higher multiple of salary than for other senior executives. This higher level of award is in recognition of the higher level of responsibility and accountability of the CEO and also to produce compensation at a level comparable to competitor companies. On January 13, 1997, Mr. Chandler was granted options to purchase 1,200,000 shares of Company common stock, as approved by the Committee in January 1997 and previously reported in the Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997.

Million Dollar Deduction Limitation (IRC Section 162(m))

  Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the Company's ability to deduct compensation in excess of $1,000,000 paid during a tax year to the Chief Executive Officer and the four other highest paid executive officers at year end. Certain performance-based compensation is not subject to such deduction limit. Annual bonuses under the Corporate Performance Subplan of the MICP are designed to meet the criteria of "performance-based" compensation that is fully deductible under Code Section 162(m), as are awards of stock options under the Company's Stock Plan of 1994. It is the Committee's intent to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market of executive talent.

Conclusion

  The Company's compensation program described above closely links pay with performance and the creation of stockholder value. The Committee believes that the program has been and will continue to be successful in supporting the Company's financial, growth and other business objectives.

  Hugh B. Jacks, Chairman
  A.S. MacMillan
  C. William Pollard
  Scott L. Probasco, Jr.
  Steven S Reinemund

  The following table summarizes the compensation of the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for the years 1996, 1997, and 1998.

                          SUMMARY COMPENSATION TABLE

                                  Annual Compensation              Long Term Compensation
                           ------------------------------------ -----------------------------------
                                                                       Awards               Payouts
                                                                ------------------------    -------
                                                                Restricted    Securities
                                                   Other Annual   Stock       Underlying     LTIP    All Other
      Name and                                     Compensation  Award(s)      Options      Payouts Compensation
 Principal Position   Year Salary ($) Bonus ($)        ($)        ($)(8)       (#) (10)       ($)       ($)
 ------------------   ---- ---------- ---------    ------------ ----------    ----------    ------- ------------
 J. Harold Chandler   1998  828,846     960,000(3)       0        368,571(8)          0         0       2,917(11)
 President/CEO        1997  736,539     922,500          0      4,590,670     1,200,000         0       1,615
                      1996  686,539   1,076,157          0        309,000       400,000         0       2,375

 Thomas R. Watjen     1998  519,231     550,000(4)       0        129,576(8)          0         0       2,400(11)
 EVP/CFO              1997  461,539     500,000          0      1,559,152       500,000         0           0
                      1996  418,269     427,164          0        105,888       100,000         0           0

 F. Dean Copeland(1)  1998  272,116     300,000(5)       0         63,348(8)          0         0       2,063(11)
 EVP/General          1997  153,846     151,875          0         55,938       200,000         0           0
 Counsel              1996        0           0          0              0             0         0           0

 Robert O. Best       1998  259,616     187,875(6)       0         18,141(8)          0         0       3,160(11)
 EVP/CIO              1997  230,962     150,000          0         80,045       150,000         0       2,375
                      1996  217,308     113,685          0         18,271        40,000         0       2,375
 Peter C. Madeja      1998  225,000     106,750(7)       0                       10,366(9)             25,000
 EVP/President,       1997  227,346      92,156          0                       83,344                50,000
 GENEX                1996        0                      0                            0                     0

--------
(1) Mr. Copeland became Executive Vice President and General Counsel of the Company on May 12, 1997.
(2) Mr. Madeja became Executive Vice President of the Company on February 28, 1997 when the Company acquired GENEX.
(3) Bonus comprised of $960,000 Incentive Bonus of which $860,000 was deferred in the form of phantom shares and accounted for under the Performance Share Plan.
(4) Bonus comprised of $550,000 Incentive Bonus of which $302,344 was deferred in the form of phantom shares and accounted for under the Performance Share Plan.
(5) Bonus comprised of $250,000 Incentive Bonus of which $147,813 was deferred in the form of phantom shares and accounted for under the Performance Share Plan and $50,000 Transition Signing Bonus.
(6) Bonus comprised of $162,875 Incentive Bonus of which $42,328 was deferred in the form of phantom shares and accounted for under the Performance Share Plan. Additionally, Mr. Best was awarded a $25,000 Key Contributor Award for year 2000 initiatives which was paid in the form of stock with a 3 year restriction on sale.
(7) Bonus comprised of $106,750 Incentive Bonus of which $24,187 was deferred in the form of phantom shares and accounted for under the Performance Share Plan.
(8) As of December 31, 1998, the Named Executive Officers held the following aggregate shares of restricted stock, with the following values (based on December 31, 1998 closing price of $41.50 per share): Mr. Chandler, 150,000 shares valued at $6,225,000; Mr. Watjen, 50,000 shares valued at $2,075,000; Mr. Copeland, 2,000 shares valued at $83,000; Mr. Best, 2,000 shares valued at $83,000; and Mr. Madeja, 2,000 shares valued at $83,000. Dividends are paid on the restricted shares. Additionally, each Named Executive Officer held premium phantom shares which were issued in February 1998 under the Performance share Plan upon deferral of the 1997 incentive award into phantom shares. The phantom shares are subject to risk of forfeiture for three years. The number of phantom shares held along with their value as of December 31, 1998 are as follows: Mr. Chandler, 23,843 shares valued at $989,485; Mr. Watjen, 8,922 shares valued at $370,263; Mr. Copeland, 1,939 shares valued at $80,469; Mr. Best, 1,432 shares valued at $59,428.
(9) This amount represents premium phantom shares issued in February 1999 under the Performance Share Plan upon deferral of the 1998 incentive award into phantom shares. These phantom shares are subject to risk of forfeiture for three years.
(10) Share amounts have been adjusted to reflect the 2 for 1 stock split on September 30, 1997 which was in the form of a 100% stock dividend. Additionally, the amounts for Mr. Watjen exclude the option of which he relinquished ownership and economic interest pursuant to a domestic relations order in January 1997. This includes 100,000 from the 1996 grant and 100,000 from the 1997 grant. On January 13, 1997, Messrs. Chandler, Watjen and Best were granted an option which was expected to cover the three year period from 1997 to 1999. Mr. Copeland was granted and option in May 1997, upon employment which was expected to cover the three year period as well. Mr. Madeja was granted 25,000 options on January 7, 1998.
(11) The amounts reported for Messrs. Chandler, Best, and Heys include the Company's match of their respective contributions to the MoneyMaker, a long-term 401(k) retirement plan ("MoneyMaker") along with a supplemental match of $517, $760, and $359 respectively based on Company performance during 1997. The amounts reported for Mr. Watjen and Mr. Copeland include only the Company's match of their respective contribution to the MoneyMaker. Additionally, the amount reported for Mr. Madeja includes $5,178 which reflects the full dollar value of the premium on a Key Man Life Insurance for which the Company pays the premium.

  The following table describes the options granted to the named individuals for 1998:

                       Option Grants In Last Fiscal Year

                                          Individual Grants                  Grant Date Value
                         --------------------------------------------------- ----------------
                            Number of
                           Securities      % of Total
                           Underlying    Options Granted Exercise
                         Options Granted to Employees in  Price   Expiration    Grant Date
          Name               (#)(1)        Fiscal Year    ($/sh)     Date        Value(2)
          ----           --------------- --------------- -------- ---------- ----------------
J. Harold Chandler......          0
Thomas R. Watjen........          0
Robert O. Best..........          0
F. Dean Copeland........          0
Peter C. Madeja.........     25,000           2.48       $37.625   01/06/08      $265,625

--------
(1) Options granted are non-qualified stock options. With the exercise price equal to fair market value on the date of the grant. All options were for Company common stock. To encourage increased ownership, the Plan includes what is commonly referred to as a "reload" feature. Under this arrangement, when options are exercised, payment for the option shares by delivery of shares already owned by the optionee would entitle the optionee to a new stock option grant equal to the number of shares delivered. The new option grant acquires the remaining exercise period with respect to the options exercised and the option price is equal to the then-current fair market value of the common stock.
(2) The grant date present value of options granted in 1998 was determined using the Black-Scholes option pricing model. The underlying assumptions were as follows:

    Volatility. Volatility for Provident's common stock was calculated using 32 quarterly days stock prices for Mr. Madeja's grant. The volatility was 18.8% for Mr. Madeja grant.

    Risk-Free Rate of Return. Rates of return were based on U.S. Treasury strip rates of return for an investment whose term is equal to the time of exercise of the option (as defined below). The rate for Mr. Madeja's grant was 5.57%.

    Dividend Payout Rate. The dividend payout rates were determined by dividing the expected annual dividend rate by the exercise price.

    Time of Exercise. The time of exercise was assumed to be 8 years from the date of grant for Mr. Madeja's grant. A discount of 15% was applied in determining the grant date present value of these options to recognize the risk of forfeiture.

(3) The options granted to Mr. Madeja vest on January 7, 2000. Options expire on the earliest of the following dates: (a) upon termination of employment other than by death or disability; (b) three years after the date of death or disability; (c) five years after the date of normal retirement or early retirement with Committee approval; or (d) ten years after the date of the grant. In the event of a change in control, options would become immediately exercisable, or the Compensation Committee can exercise its discretion to cash out any unvested options.

  The following table shows information concerning options for Company common stock exercised by the named individuals during 1998 and the value of unexercised options held by the named individuals at December 31, 1998:

                Aggregated Option Exercises In Last Fiscal Year
                            and FY-End Option Value

                                                            Number of Securities   Value of Unexercised
                                                           Underlying Unexercised In-the-Money Options at
                                                           Options at FY-End (#)        FY-End ($)
                                                           ---------------------- -----------------------
                         Shares Acquired                        Exercisable/           Exercisable/
      Name               on Exercise(#)  Value Realized($)    Unexercisable(1)       Unexercisable(2)
      ----               --------------- ----------------- ---------------------- -----------------------
J. Harold Chandler......     600,000        13,701,242      1,400,000/1,200,000   $40,887,500/$21,337,440

Thomas R. Watjen(3).....           0                 0          350,000/450,000       9,442,180/8,001,540

F. Dean Copeland........           0                 0           50,000/150,000         734,375/2,203,125

Robert O. Best..........      61,000         1,517,375          131,000/120,000      3 ,435,124/2,133,744

Peter C. Madeja.........           0                 0            50,000/75,000           912,500/543,750

--------
(1) Share amounts have been adjusted to reflect the 2 for 1 stock split on September 30, 1997 which was in the form of a 100% stock dividend.
(2) Calculated as the difference between the fair market value of a share of Company Common Stock on December 31, 1998 ($41.50) and the exercise price of the options.
(3) The amounts for Mr. Watjen exclude 300,000 options of which he relinquished ownership and economic interest pursuant to a domestic relations order in January 1997. In 1997, 100,000 of those options were exercised at a value of $1,409,375. The value of the remaining options transferred pursuant to the domestic relations order, all of which are exercisable, is $5,656,250.

                              Pension Plan Table

  The following table shows the estimated annual aggregate benefits payable at normal retirement under the tax-qualified, defined benefit Retirement Plan for Salaried Employees for various combinations of compensation and years of service:

                                   1998 Estimated Annual Benefit for
     Average Base                Representative Years of Service Credit
     Salary in Five          ------------------------------------------------------------------
      Consecutive              15                20                25                30
   Highest Paid Years         Years             Years             Years             Years
   ------------------        -------           -------           -------           -------
       $ 150,000             $37,752           $53,052           $60,852           $68,652
         175,000              45,252            63,048            72,108            81,156
         200,000              52,752            73,056            83,352            93,648
         225,000              60,252            83,052            94,608           106,152
         250,000              67,752            93,048           105,852           118,656
         300,000              82,752           113,052           128,352           143,652
         350,000              97,752           133,056           150,852           168,648
         400,000             112,752           153,048           173,352           193,656
         450,000             127,752           173,052           195,852           218,652
         500,000             142,752           193,056           218,352           243,648

  Benefits are based on the average base salary earned during the five consecutive years of highest compensation preceding retirement date plus $5 per each year of service subject to a maximum of 30 years, subject to a partial offset for the Social Security benefits to which the participant is entitled upon retirement. Credit for years of service cease after 30 years. A reduction of 4% per year is applied for retirement before age 62. As of December 31, 1998, Messrs. Chandler, Watjen, Copeland, Best, and Madeja had approximately 5, 4, 2, 4 and 2 years of credited service, respectively.

  The Company also provides a Supplemental Executive Retirement Plan ("SERP") pursuant to which certain current officers of the Company may be entitled to retirement benefits in addition to those that may be funded or paid through a tax-qualified plan such as the Retirement Plan. Such benefits are not included in the Pension Plan Table above. Generally, participants in the SERP become entitled to benefits upon retirement at or after age 65, age 55 with 20 years of service or age 62 with consent of the Compensation Committee of the Board of Directors. The maximum annual amount of such additional benefits is the greater of (a) 50 percent of the average of the participant's compensation for the five highest consecutive calendar years of active service with Provident (which will be achieved when the participant has 20 years of service), plus $1,800, offset by the benefits payable under the Retirement Plan and certain social security benefits; or (b) the difference between the benefits which are payable under the Retirement Plan and the benefits which would be payable under the Retirement Plan to the participant without the limitations on annual benefits imposed by Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") (for 1998, $160,000). Proportionately smaller supplemental retirement benefits are payable under the SERP upon retirement before age 65. Mr. Chandler will be covered under the Retirement Plan for Salaried Employees, the SERP, and the supplemental retirement benefit ("SRB") described in his employment agreement.

Severance Agreement

  The Company offers severance agreements to certain other of its key executives as determined by the Board of Directors acting on the recommendation of the Compensation Committee. While agreements can vary slightly in details, the basic arrangements require the Company to make certain payments and provide certain benefits in the event that the executive's employment terminates for any reason except death, disability, retirement, or of good cause by the Company or without good reason by the executive within two years following a change of control as that term is defined above. The amounts and benefits are (1) a multiple of one to three times the executive's annual base salary at the highest rate in effect at any time immediately prior to the change in control until the termination date;
(2) participation at no additional direct costs to the executive in the life, accident and health insurance plans in effect prior to the change in control (or equivalent benefits) for one to three years following the termination date; (3) up to $10,000 of reasonable expenses associated with outplacement through a professional placement firm for a period of not more than one year. In addition, each is entitled to death or long-term disability benefits no less favorable than those to which the executive would have been entitled if death or termination for disability occurred within six months prior to the change in control. Messrs. Watjen, Copeland, and Best entered into agreements providing the amounts and benefits described above.

Employment Contract

  J. Harold Chandler has an agreement with the Company by which he became President and Chief Executive Officer of the Company, Capital, Provident and Casualty effective November 8, 1993. The period of employment covered by the Agreement is one year with automatic extensions for additional one year terms unless either party terminates the Agreement. Compensation under the Agreement includes (i) a base annual salary of $650,000, subject to being increased annually upon recommendation of the Compensation Committee; (ii) a transition bonus of $130,000; (iii) a special bonus of $170,000; (iv) an annual incentive bonus for 1993 of not less than $200,000; (v) 29,216 shares of restricted Class B Common Stock, 7,304 shares of which became vested and unrestricted on December 31, 1993, and 7,304 shares of which shall become unrestricted by vesting and being delivered on each December 31 of 1994, 1995, and 1996; (vi) a grant of options for 190,000 shares of Class B Common Stock on November 8, 1993 (having a two year vesting and a five year exercise period); (vii) a grant of options on January 6, 1994 for 110,000 shares of Class B Common Stock (having a two year vesting and a five year exercise period); and (viii) such other options or other stock grants to be recommended by the Compensation Committee from time to time over a ten year period beginning November 8, 1993 within the terms of the approved stock option plan then in effect for approximately an additional 700,000 shares of Class B Common Stock. The Agreement states the intent of the Company and Mr. Chandler that he have the opportunity to acquire 2 - 3% of the Company's outstanding Common Stock. The Agreement also grants eligibility to participate in the Employer's Retirement Plan for Salaried Employees ("Qualified Plan") and the Supplemental Executive Retirement Plan ("SERP"). In addition, a supplemental retirement benefit ("SRB") calculated using the SERP formula applied to the annual base salary will be provided. Rights to receive the SRB will vest at 10% per year provided that employment continues for five years. Generally, if employment is terminated prior to the expiration of the five year period none of the SRB will be payable. Any SRB payments will be reduced by amounts paid under the other plans listed in this paragraph and any qualified or nonqualified retirement benefit paid by Mr. Chandler's previous employer. The Company agreed to pay reasonable relocation expenses including the purchase of Mr. Chandler's former house. Certain other benefits including club memberships and up to $10,000 in 1993 and $4,000 in each year of employment thereafter for personal financial planning were also included.

Change In Control

  For purposes of accelerating benefits under one or more of the incentive compensation plans (annual and stock option), and for purposes of the severance agreements for certain executive officers, and for purposes of certain termination provisions in Mr. Chandler's employment contract described below, a change in control will be deemed to have occurred if either of the following sets of events happen: (a) both (i) the Maclellan family holdings must fall below 30 percent of the outstanding stock of the Company, and (ii) concurrently at least 30 percent of the outstanding stock of the Company must be owned by a person or group other than the Maclellan family; or (b) stockholders approve (i) a merger or consolidation of the Company in which the Company is not the surviving entity, (ii) a plan of complete liquidation of the Company, or (iii) an agreement for the sale of or disposition of all or substantially all of the assets of the Company.

  If within 24 months following a change in control as defined above, Mr. Chandler voluntarily resigns or retires or his employment is terminated except for disability, death or cause, benefits include (i) payment of 299% of Mr. Chandler's average (for the preceding years of service up to five years of such prior service) base salary and annual incentive bonus; (ii) vesting of unvested options and restricted stock as of the date of such termination; and
(iii) a cash payment equal to the value of any options anticipated to be granted during the three years following such termination.

Termination of Employment

  Mr. Chandler's employment agreement provides benefits in the event of a termination for the following reasons:

    Disability: Benefits include (i) payment of base salary for two years from the date of notice of termination; (ii) full vesting of nonvested restricted stock, stock options and other equity awards and of SRB benefits; (iii) two annual payments each equal to the average of the annual incentive bonus received for the two years prior to the year in which the notice of termination is given, less any amounts paid to Mr. Chandler under the Company's disability plan. In addition, the Company will continue to provide, for a period of two years from the date of the notice of termination, such health benefits and life insurance benefits as were in effect immediately prior to such termination for disability.

    Death: Benefits include (i) the amount of base salary which would have been paid for the remainder of the year in which death occurs; (ii) the sum of any unpaid transition, special and annual incentive bonuses which would have been payable during the period of employment; (iii) vesting of granted but unvested stock options or other equity awards and of SRB benefits.

    Cause: Only earned but unpaid base salary through the date of termination for cause will be paid, while all nonvested benefits held as of the date of such termination shall be canceled as of such date.

    Voluntary resignation or retirement: Benefits include (i) earned but unpaid base salary through the date of voluntary resignation or retirement;
  (ii) such health benefits and life insurance benefits as were in effect immediately prior to such termination; and such other payments or benefits as may be negotiated.

    Without cause: Benefits include (i) payment of up to $2,250,000 less the total of all base salary and annual incentive bonus received from November 8, 1993, to the effective date of the termination, but in no event would the total payable be greater than two times the sum of the then current base salary and target annual incentive bonus for the year in which such termination occurs; (ii) for a period of two years from the date of the notice of termination, such health benefits and life insurance benefits as were in effect immediately prior to such termination; immediate and full vesting of all unvested stock options and other equity awards as well as the SRB benefit.

    Change in control: If within 24 months following a change in control as defined above, Mr. Chandler voluntarily resigns or retires or his employment is terminated except for disability, death or cause, benefits include (i) payment of 299% of Mr. Chandler's average (for the preceding years of service up to five years of such prior service) base salary and annual incentive bonus; (ii) vesting of unvested options and restricted stock as of the date of such termination; and (iii) a cash payment equal to the value of any options anticipated to be granted during the three years following such termination.

Compensation Committee Interlocks And
Insider Participants In Compensation Decision

During 1998:

  1. No member of the Compensation Committee:

    (a) was an employee or officer of the Company or any of its subsidiaries;
  or

    (b) had any relationship requiring disclosure under Item 404 of Regulation S-K.

  2. No executive officer of the Company served as a:

    (a) member of a compensation committee (or its equivalent or the board of
  directors in the absence of      such a committee) of another entity, one
  of whose executive officers served on the Company's      Compensation
  Committee or was a director of the Company; and

    (b) director of an entity, one of whose executive officers served on the
  Company's Compensation      Committee.

                              COMPANY PERFORMANCE

  The following graph shows a five year comparison of cumulative total returns for the Common Stock of the Company (NYSE symbol: PVT), Class B Common Stock of America (NYSE symbol: PVB), the Class A Common Stock of America (NYSE symbol: PVA), the S&P Composite Index, and the Insurance Index (non-weighted average of "total returns" from the S&P Life Index and the S&P Multi-line Index.) Effective December 27, 1995, all shares of America were exchanged for shares of the Company.

                Comparison of Five Year Cumulative Total Return
                    PVT, PVB, PVA, S&P 500, Insurance Index




  Assumes $100 invested in each at December 1993 with dividends reinvested

  The following table contains the values used to plot the performance graph above:

                    Dec. 1993 Dec. 1994 Dec. 1995 Dec. 1996 Dec. 1997 Dec. 1998
                    --------- --------- --------- --------- --------- ---------
PVA................  $100.00   $ 78.10   $131.06   $190.84   $308.67   $335.28
PVB................  $100.00   $ 73.30   $117.44   $170.99   $276.56   $300.39
Insurance Index....  $100.00   $ 94.07   $136.86   $170.79   $240.51   $260.78
S&P 500............  $100.00   $101.32   $139.40   $171.40   $228.59   $293.91

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information regarding the beneficial ownership of the Company common stock as of March 1, 1999, by each director, nominee and named executive director, and by all directors, nominees and executive officers of the Company as a group. The number of shares include those which are deemed to be beneficially owned under applicable Securities and Exchange Commission Regulations. Unless otherwise indicated, the person indicated holds sole voting and dispositive power.

                                       Shares Beneficially
                                          Owned Subject                   % of
                             Shares        To Options      Total Shares Provident
                          Beneficially  Exercisable as of  Beneficially  Common
   Person                    Owned         May 1, 1999       Owned(1)     Stock
   ------                 ------------ ------------------- ------------ ---------
J. Harold
 Chandler(1)(6).........      793,962       1,520,000        2,313,962     1.69%
William L. Armstrong....        6,536          10,000           16,536      *
William H. Bolinder(2)..        3,128           2,500            5,628      *
Charlotte M.
 Heffner(3).............    7,700,862           7,500        7,708,362    5.69
Hugh B. Jacks(2)........        9,960               0            9,960      *
Hugh O. Maclellan,
 Jr.(3).................   36,201,765           7,500       36,209,265    26.71
A. S. MacMillan(3)......          902           7,500            8,402      *
C. William Pollard(2)...       16,910               0           16,910      *
Scott L. Probasco,
 Jr.(4).................      782,204               0          782,204      *
Steven S Reinemund......        3,960           7,500           11,460      *
Burton E. Sorensen(2)...       29,693               0           29,693      *
Thomas R. Watjen(1)(6)..      161,367         450,000          611,367      *
Robert O. Best(1)(6)....       61,442         161,000          222,442      *
F. Dean Copeland(1)(6)..       27,344          50,000           77,344      *
Peter C. Madeja (1)(6)..        8,686          50,000           58,686      *
All directors, nominees
 and Executive officers
 as a group (17 persons
 including the above
 named)
 (1)(2)(3)(5)(6)........   45,855,868       2,354,034       48,209,902    34.91

--------
*  Denotes less than one percent.
(1) Includes the following numbers of phantom shares of Provident common stock representing performance shares awarded under the Performance Share Plan of the Amended and Restated Annual Management Incentive Compensation Plan. These performance shares represent deferred compensation based on the value of the market price of the Company's common stock at the time the compensation is earned. The performance shares include both shares awarded and shares resulting from the "gross-up" described in the plan ("premium shares"). Performance shares cannot be converted into stock for a period of three years after grant, unless (with respect to the awarded shares only) the participant terminates employment with the Company. The premium shares are subject to forfeiture for a period of three years.

  Mr. Chandler........................ 117,204 (including 35,160 premium shares)
  Mr. Watjen..........................  43,004 (including 12,901 premium shares)
  Mr. Best............................   6,629  (including 1,988 premium shares)
  Mr. Copeland........................  12,949  (including 3,885 premium shares)
  Mr. Madeja..........................   1,061    (including 318 premium shares)
  As a group.......................... 187,116 (including 56,133 premium shares)

(2) Includes the following numbers of shares of phantom Provident common stock representing deferred share rights awarded under the Provident Companies, Inc. Non-Employee Director Compensation Plan of 1998;

      Mr. Bolinder........................................................ 2,312
      Mr. Jacks........................................................... 4,344
      Mr. Pollard......................................................... 3,352
      Mr. Sorensen........................................................ 6,609

(3) Information concerning the nature of the ownership of the securities listed here may be found below under the heading "Beneficial Ownership of Provident Securities." Information concerning shares for which ownership is disclaimed may also be found in that section.

(4) Mr. Probasco has sole voting and investment power with respect to 782,204 shares of Provident common stock. However, he disclaims beneficial ownership of 350,000 shares of Provident common stock of which he has sole voting and investment power as these shares are held in a family trust for the benefit of Mr. Probasco's sister.

(5) Includes 2,000 shares held by Mr. Heys' spouse.

(6) Shares owned by Messrs. Chandler, Watjen, Best, Copeland, and Heys and the executive officers as a group include shares owned in the MoneyMaker, a long-term 401(k) Retirement Savings Plan and the Provident Employee Stock Purchase Plan.

  Beneficial Ownership Of Company Securities. Detailed information about the security ownership of beneficial owners of more than 5% of Provident common stock is set forth beginning on page 86 including beneficial ownership based on sole voting and share voting power and investment power. Due to the shared voting and investment power relating to a large portion of the Company Stock, there is significant duplication in the reported beneficial ownership. This results from ownership of certain members of the Maclellan family and trusts and foundations established by them or for their benefit. The following chart is provided to summarize the reported Maclellan family interests.

                                                                   Percent of
                                                                   Provident
                                                    Direct Owned  Common Stock
Name and Address of Direct Owner                   (Voting Power) Outstanding
--------------------------------                   -------------- ------------
The Maclellan Foundation, Inc.....................   15,385,693      11.35
 Chattanooga, Tennessee

R. J. and Cora L. Maclellan Trusts................    6,498,650       4.79
 for The Maclellan Foundation
 Chattanooga, Tennessee

Charitable Trusts.................................    5,740,994       4.23
 Chattanooga, Tennessee

Trusts U/A R. J. Maclellan and....................    5,082,410       3.75
 Trusts U/A Cora L. Maclellan for Families of
 H. O. Maclellan, Sr. and R. L. Maclellan
 Chattanooga, Tennessee

Trusts U/A H. O. Maclellan, Sr. ..................    4,463,634       3.29
 for Children and Grandchildren
 Chattanooga, Tennessee

Kathrina H. Maclellan.............................    2,756,283       2.03
 Lookout Mountain, Tennessee

Hugh O. Maclellan, Jr. ...........................    1,527,054       1.13
 Chattanooga, Tennessee

Charlotte M. Heffner..............................      915,390       0.68
 Atlanta, Georgia

Other (Trusts, Estates and Family Ownership)......    2,896,548       2.14
 Chattanooga, Tennessee

  The following tables present information about the beneficial owners of the Company's common stock. Voting power and investment (dispositive) power is shown separately in the following tables which list those persons holding five percent (5%) or more of such voting power and those persons holding five percent (5%) or more of such investment power, respectively. The Company does not know of any other person that is a beneficial owner of more than five percent (5%) of common stock.

Beneficial Ownership Based on Voting Power

                                        Amount
                                     Beneficially         Percent of Provident
  Name and Address of Beneficial       Owned(1)               Common Stock
               Owner                (Voting Power)            Outstanding
  ------------------------------    --------------        --------------------
The Maclellan Foundation, Inc......   15,385,693(2)              11.35
 Chattanooga, Tennessee

R. J. and Cora L. Maclellan........    6,498,650(3)               4.79
 Trusts for The Maclellan
  Foundation, Inc.
Chattanooga, Tennessee

Hugh O. Maclellan, Jr. ............   36,201,765(2)(3)(4)        26.70
 Chattanooga, Tennessee

Kathrina H. Maclellan..............   17,911,735(2)(3)(5)        13.21
 (Mrs. Robert L. Maclellan)
 Lookout Mountain, Tennessee

Dudley Porter, Jr. ................    9,080,230(3)(6)            6.70
 (retired officer of Company)
 Chattanooga, Tennessee

Charlotte M. Heffner...............    7,700,862(2)(7)            5.68
 (Mrs. Richard L. Heffner)
 Atlanta, Georgia

Zurich Insurance Company...........   12,477,620(8)               9.18
 Zurich, Switzerland

--------
(1) Beneficial ownership of securities is disclosed according to Rule 13d-3 of the Securities Exchange Act of 1934. If shares beneficially owned by more than one person were shown as beneficially owned by only one person, then the total number of shares owned by The Maclellan Foundation, Inc.; the R.
    J. and Cora L. Maclellan Trusts for The Maclellan Foundation, Inc.; Kathrina H. Maclellan; Hugh O. Maclellan, Jr.; Dudley Porter, Jr.; and Charlotte M. Heffner would have been equal to 45,272,016 shares of common stock (33. 39%).

(2) Trustees of The Maclellan Foundation, Inc. (the "Maclellan Foundation") were Hugh O. Maclellan, Jr., Kathrina H. Maclellan, Charlotte M. Heffner, Robert H. Maclellan, A. S. MacMillan, Frank A. Brock, G. Richard Hostetter and Ronald W. Blue. Hugh O. Maclellan, Jr. held a revocable proxy to vote the shares of Company common stock held by the Maclellan Foundation. Accordingly, shares owned by the Maclellan Foundation have been included among those listed for Hugh O. Maclellan, Jr. The Maclellan Foundation is a charitable organization treated as a private foundation for federal income tax purposes.

(3) Trustees of the R. J. Maclellan Trust for the Maclellan Foundation and the Cora L. Maclellan Trust for the Maclellan Foundation were Hugh O. Maclellan, Jr., Kathrina H. Maclellan, Dudley Porter, Jr., and SunTrust Banks, Inc. For information concerning the stock ownership of SunTrust Banks, Inc., see Footnote 12 under "Beneficial Ownership Based on Investment Power." Voting power with respect to shares owned by these trusts was held by Hugh O. Maclellan, Jr., Kathrina H. Maclellan and Dudley Porter, Jr. The R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation are charitable organizations treated as private foundations for federal income tax purposes.

(4) Hugh O. Maclellan, Jr. had the power to vote the following shares of common stock:

   Sole Voting Power..................................   4,268,366 Shares--3.15%
   Shared Voting Power................................ 31,933,399 Shares--23.55%
                                                       -------------------------
     Total............................................ 36,201,765 Shares--26.70%

  Totals listed above, and below under "Beneficial Ownership Based on Investment Power", do not include 85,128 shares of common stock voted solely by spouse, Nancy B. Maclellan, of which beneficial interest is disclaimed. Also totals do not include options to purchase 7,500 shares of common stock which are exercisable within 60 days of March 1, 1999.

(5) Kathrina H. Maclellan had the power to vote the following shares of common stock:

   Sole Voting Power..................................   2,756,283 Shares--2.03%
   Shared Voting Power................................ 15,155,452 Shares--11.18%
                                                       ------------------------
     Total............................................ 17,911,735 Shares--13.21%

(6) Dudley Porter, Jr. had the power to vote the following shares of common stock:

   Sole Voting Power....................................     5,360 Shares--0.00%
   Shared Voting Power.................................. 9,074,870 Shares--6.70%
                                                         ----------------------
     Total.............................................. 9,080,230 Shares--6.70%

  Totals listed above, and below under "Beneficial Ownership Based on Investment Power", do not include 41,852 shares of common stock voted solely by spouse, Mary M. Porter, of which beneficial interest is disclaimed.

(7) Charlotte M. Heffner had the power to vote the following shares of common stock:

   Sole Voting Power.................................... 2,401,460 Shares--1.77%
   Shared Voting Power.................................. 5,299,402 Shares--3.91%
                                                         ----------------------
     Total.............................................. 7,700,862 Shares--5.68%

  Totals listed above, and below under "Beneficial Ownership Based on Investment Power," do not include 65,664 shares of common stock voted solely by spouse, Richard L. Heffner, of which beneficial interest is disclaimed. Also totals do not include options to purchase 7,500 shares of common stock which are exercisable within 60 days of March 1, 1999.

  With respect to the shares of common stock held by SunTrust Bank, the Company has been informed that as of March 1, 1999: (a) 6,696,181 shares (4.94%) were owned by the Maclellan Foundation. and the R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation; and (b) 7,718,682 shares (5. 69%) were owned by other trusts and charitable organizations within the Maclellan family. Accordingly, of the shares of common stock reported as held by SunTrust Bank, Chattanooga, N. A., as of March 1, 1999, an aggregate of 14,414,863 shares of Provident common stock (10. 63%) were also included among those listed as beneficially owned by either the Maclellan Foundation, the R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation, Kathrina H. Maclellan, Hugh O. Maclellan, Jr., Dudley Porter, Jr., or Charlotte M. Heffner.

(8) Zurich Insurance Company has sole voting power of 12,447,620 shares (9.18%) and sole dispositive power of 6,098,414 shares (4.50%). The shares as to which Zurich has sole voting power are owned by Zurich and a number of its wholly-owned subsidiaries, with the exception of 6,349,206 shares which are owned by Longfellow I, LLC. Under the Stock Purchase Agreement dated March 27, 1997, between Longfellow and Zurich, Longfellow granted Zurich a proxy to vote the shares of the Company stock held by Longfellow.

                BENEFICIAL OWNERSHIP BASED ON INVESTMENT POWER

                                          Amount           Percent of Provident
Name and Address of Beneficial     Beneficially Owned(1)       Common Stock
Owner                               (Investment Power)         Outstanding
------------------------------     ---------------------   --------------------
The Maclellan Foundation, Inc. ...       15,385,693(2)            11.35
 Chattanooga, Tennessee

R. J. and Cora L. Maclellan.......        6,498,650                4.79
 Trusts for The Maclellan
 Foundation, Inc.
 Chattanooga, Tennessee

Hugh O. Maclellan, Jr.............       36,201,765(2)(3)         26.70
 Chattanooga, Tennessee

Kathrina H. Maclellan.............       33,297,428(2)(4)         24.56
 (Mrs. Robert L. Maclellan)
 Lookout Mountain, Tennessee

Charlotte M. Heffner..............       23,210,035(2)(5)         17.12
 (Mrs. Richard L. Heffner)
 Atlanta, Georgia

Robert H. Maclellan...............       18,458,087(2)(6)         13.61
 Lookout Mountain, Tennessee

Dudley Porter, Jr.................        9,080,230(2)(7)          6.70
 (retired officer of Company)
 Chattanooga, Tennessee

Frank A. Brock....................       16,273,035(2)(8)         12.00
 Lookout Mountain, Tennessee

G. Richard Hostetter..............       15,391,693(2)(9)         11.35
 Chattanooga, Tennessee

A. S. MacMillan...................       15,386,595(2)(10)        11.35
 Atlanta, Georgia

Ronald W. Blue....................       15,385,693(2)(11)        11.35
 Atlanta, Georgia

SunTrust Banks, Inc...............      15,179,958 (12)           11.11
 Atlanta, Georgia

--------
(1) Beneficial ownership of securities is listed according to Rule 13d-3 of the Securities Exchange Act of 1934. If shares beneficially owned by more than one person were shown as beneficially owned by only one person, then the total number of shares owned by the Maclellan Foundation; the R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation; Kathrina H. Maclellan, Hugh O. Maclellan, Jr.; Charlotte M. Heffner; Robert H. Maclellan; Dudley Porter, Jr.; Frank A. Brock; G. Richard Hostetter; A. S. MacMillan; Ronald W. Blue; and SunTrust Banks, Inc. (with respect to the Maclellan family only) would have been equal 45,671,094 shares of common stock (33. 68%). The totals shown are for the total Maclellan family interest only. Shares held by SunTrust Bank which are included in the totals for the Maclellan family include 14,435,668 shares of common stock.

(2) The 15,385,693 shares of common stock owned by the Maclellan Foundation also have been included among those listed for Hugh O. Maclellan, Jr., Kathrina H. Maclellan, Charlotte M. Heffner, Robert H. Maclellan, A. S. MacMillan, Frank A. Brock, G. Richard Hostetter and Ronald W. Blue, the trustees of the Maclellan Foundation, all of whom share investment power with respect to these shares.

(3) Hugh O. Maclellan, Jr. had the power to invest the following shares of common stock:

   Sole Investment Power..............................  2,624,974 Shares-- 1.94%
   Shared Investment Power............................ 33,576,791 Shares--24.76%
                                                       -------------------------
     Total............................................ 36,201,765 Shares--26.70%

  These shares listed above as beneficially owned by Mr. Maclellan based upon investment power include the 15,385,693 shares of common stock owned by the Maclellan Foundation and 6,498,650 shares of common stock owned by the R.
  J. and Cora L. Maclellan Trust for the Maclellan Foundation. Totals listed above do not include 85,128 shares of common stock for which his spouse, Nancy B. Maclellan, had sole investment power, and for which beneficial ownership is disclaimed. Also totals do not include options to purchase 7,500 shares of common stock which are exercisable at March 1, 1999.

(4) Kathrina H. Maclellan had the power to invest the following shares of common stock:

   Sole Investment Power..............................  2,756,283 Shares-- 2.03%
   Shared Investment Power............................ 30,541,145 Shares--22.53%
                                                       -------------------------
     Total............................................ 33,297,428 Shares--24.56%

  These shares listed above as beneficially owned by Mrs. Maclellan based upon investment power include the 15,385,693 shares of common stock owned by the Maclellan Foundation and 6,498,650 shares of common stock owned by the R. J. and Cora L. Maclellan Trust for the Maclellan Foundation.

(5) Charlotte M. Heffner had the power to invest the following shares of common stock:

   Sole Investment Power..............................    915,390 Shares-- 0.68%
   Shared Investment Power............................ 22,294,645 Shares--16.44%
                                                       -------------------------
     Total............................................ 23,210,035 Shares--17.12%

  These shares listed above as beneficially owned by Mrs. Heffner based upon investment power include 15,385,693 shares of common stock owned by the Maclellan Foundation for which Mrs. Heffner had shared investment power. Totals listed above do not include 65,664 shares of common stock for which her spouse, Richard L. Heffner, had sole investment power, and for which beneficial ownership is disclaimed. Also totals do not include options to purchase 7,500 shares of common stock which are exercisable at March 1, 1999.

(6) Robert H. Maclellan had the power to invest the following shares of common stock:

   Sole Investment Power..............................    390,246 Shares-- 0.29%
   Shared Investment Power............................ 18,067,841 Shares--13.32%
                                                       -------------------------
     Total............................................ 18,458,087 Shares--13.61%

  These shares listed above as beneficially owned by Mr. Maclellan based upon investment power include 15,385,693 shares of common stock owned by the Maclellan Foundation.

(7) Dudley Porter, Jr. had the power to invest the following shares of common stock:

   Sole Investment Power................................     5,360 Shares--0.00%
   Shared Investment Power.............................. 9,074,870 Shares--6.70%
                                                         -----------------------
     Total.............................................. 9,080,230 Shares--6.70%

  Totals listed above do not include 41,852 shares of common stock for which his spouse, Mary M. Porter, had sole investment power, and for which beneficial ownership is disclaimed.

(8) Frank A. Brock had the power to invest the following shares of common stock:

   Sole Investment Power..............................      1,930 Shares-- 0.00%
   Shared Investment Power............................ 16,271,105 Shares--12.00%
                                                       -------------------------
     Total............................................ 16,273,035 Shares--12.00%

  These shares listed above as beneficially owned by Mr. Brock based upon investment power include 15,385,693 shares of common stock owned by the Maclellan Foundation.

(9) G. Richard Hostetter had the power to invest the following shares of common stock:

   Sole Investment Power..............................      6,000 Shares-- 0.00%
   Shared Investment Power............................ 15,385,693 Shares--11.35%
                                                       -------------------------
     Total............................................ 15,391,693 Shares--11.35%

  In addition to the 15,385,693 shares of common stock owned by the Maclellan Foundation for which Mr. Hostetter had shared investment power, Mr. Hostetter held sole investment and sole voting power for 6,000 shares of common stock.

(10) A. S. MacMillan had the power to invest the following shares of common stock:

   Sole Investment Power..............................        902 Shares-- 0.00%
   Shared Investment Power............................ 15,385,693 Shares--11.35%
                                                       -------------------------
     Total............................................ 15,386,595 Shares--11.35%

  In addition to the 15,385,693 shares of common stock owned by the Maclellan Foundation, for which Mr. MacMillan had shared investment power, Mr. MacMillan held sole investment and sole voting power for 902 shares of common stock. Also totals do not include options to purchase 7,500 shares of common stock which are exercisable within 60 days of March 1, 1999.

(11) Ronald W. Blue had the power to invest the following shares of common stock:

   Sole Investment Power..............................          0 Shares-- 0.00%
   Shared Investment Power............................ 15,385,693 Shares--11.35%
                                                       -------------------------
     Total............................................ 15,385,693 Shares--11.35%

  These shares listed above as beneficially owned by Mr. Blue based upon investment power, include 15,385,693 shares of common stock owned by the Maclellan Foundation.

(12) SunTrust Banks, Inc. ("SunTrust"), a bank holding company, has informed the Company that as of March 1, 1998, certain subsidiaries of SunTrust held in various fiduciary capacities an aggregate of 15,264,214 shares (11.29%) of common stock of the Company. As to such shares, all of which are held in various fiduciary capacities, SunTrust and certain of its subsidiaries may be deemed beneficial owners; however, SunTrust and such subsidiaries disclaim any beneficial interest in such shares. Shares reported include shares also reported for the Maclellan family as well as other shares held for owners unrelated to the Maclellan family.

  SunTrust and its subsidiaries had the power to invest the following shares of the Company's common stock:

   Sole Investment Power..............................    513,409 Shares-- 0.38%
   Shared Investment Power............................ 14,750,805 Shares--10.91%
                                                       -------------------------
     Total............................................ 15,264,214 Shares--11.29%

  SunTrust and its subsidiaries had the power to vote the following shares of the Company's common stock:

   Sole Voting Power.................................... 1,585,246 Shares--1.17%
   Shared Voting Power..................................   106,887 Shares--0.08%
                                                         -----------------------
     Total.............................................. 1,692,133 Shares--1.25%

  As to the shares described above, SunTrust has informed the Company that as of March 1, 1998, an aggregate of 15,494,367 shares (11.46%) of common stock was held in various fiduciary capacities by SunTrust Bank, Chattanooga, N.A. ("SunTrust"), which is a direct subsidiary of SunTrust Bank of Tennessee, which is a direct subsidiary of SunTrust Banks, Inc.

  As of March 1, 1999, SunTrust Bank, Chattanooga, N. A. had the power to invest the following shares:

   Sole Investment Power..............................    438,153 Shares-- 0.33%
   Shared Investment Power............................ 14,741,805 Shares--10.88%
                                                       -------------------------
     Total............................................ 15,446,179 Shares--11.21%

  As of March 1, 1999, SunTrust Bank, Chattanooga, N. A. had the power to vote the following shares:

   Sole Voting Power.................................... 1,421,129 Shares--1.05%
   Shared Voting Power..................................   106,569 Shares--0.08%
                                                         -----------------------
     Total.............................................. 1,527,698 Shares--1.13%

  With respect to the shares of common stock held by SunTrust Bank, Chattanooga, N. A., the Company has been informed that (a) 6,696,181 shares (4.94%) were owned by the Maclellan Foundation and the R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation; and (b) 7,739,487 shares (5.71%) were owned by other trusts and charitable organizations within the Maclellan family. Accordingly, an aggregate of 14,435,668 shares (10.65%) were also included among those listed as beneficially owned by either the
  R. J. and Cora L. Maclellan Trusts for the Maclellan Foundation, Kathrina
  H. Maclellan, Hugh O. Maclellan, Jr., Robert H. Maclellan, Dudley Porter, Jr., or Charlotte M. Heffner.

Item 13. Certain Relationships and Related Transactions

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) List of Documents filed as part of this report

    (1) Financial Statements

      The following report and consolidated financial statements of Provident Companies, Inc. and Subsidiaries, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

        Report of Ernst and Young LLP, Independent Auditors

        Consolidated Statements of Financial Condition at December 31, 1998 and 1997

        Consolidated Statements of Income for the three years ended December 31, 1998

        Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998

        Consolidated Statements of Cash Flows for the three years ended December 31, 1998

        Notes to Consolidated Financial Statements

    (2) Schedules Supporting Financial Statements

      The following financial statement schedules of Provident Companies, Inc. and Subsidiaries are included in Item 14(d):

                                                                          Page
                                                                          ----
       I.   Summary of Investments--Other Than Investments in Related      96
            Parties (Consolidated)......................................
       II.  Condensed Financial Information of Registrant...............   97
       III. Supplementary Insurance Information (Consolidated)..........  101
       IV.  Reinsurance (Consolidated)..................................  103
       V.   Valuation and Qualifying Accounts (Consolidated)............  104

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

  (2.3) Agreement and Plan of Merger, dated as of November 22, 1998, between
        UNUM Corporation and Provident Companies, Inc. incorporated by reference to Exhibit 1 of the Company's Form 8-K filed November 24,
        1998.
  (3.1) Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for fiscal year ended 1995, as amended by Certificate of Amendment).

  (3.2) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q filed for fiscal quarter ended September 30, 1998).

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

  (4.4) Certificate of Amendment of Restated Charter relating to the registration of 6,000,000 Depositary Shares each representing a one-sixth interest in a share the 8.10% Cumulative Preferred Stock of America (incorporated by reference to Exhibit 3.1 of America's Form 10-
        K filed for the fiscal year ended December 31, 1992 and to America's
        Registration Statement on Form S-3, Registration No. 33- 5612).

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

 (10.4) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994 (incorporated by reference to Exhibit 10.5 to
        America's Form 10-K filed for fiscal year ended December 31, 1994), and amended by stockholders May 1, 1996 (incorporated by reference to Exhibit 10.4 of Company's Form 10-K filed for fiscal year ended
        December 31, 1996) and as amended by stockholders May 7, 1997
        (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997) and as Restated and amended by stockholders May 6, 1998 (incorporated by reference to the Company's Form 10-Q for fiscal quarter ended June 30, 1998).*

 (10.5) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 incorporated by reference to Exhibit 10.6 to America's Form 10-K filed for the fiscal year 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to registrant's Form 10-K filed for the fiscal year ended
        December 31, 1992). Terminated effective December 31, 1993.*

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

 (10.14) Credit Agreement between the Company and a consortium of financial institutions with The Chase Manhattan Bank as Administrative Agent, relating to revolving loan in the aggregate of $800 million maturing on July 30, 2001
         (incorporated by reference to Exhibit 10.14 of the Company's
         Form 10-K filed for fiscal year ended December 1996). Terminated effective February 28, 1998.

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

 (10.18) Provident Companies, Inc. Stock Plan of 1999, adopted by stockholders May 6, 1998 (incorporated by reference to the Company's Form 10-Q for fiscal quarter ended June 30, 1998).*

 (10.19) Provident Companies, Inc. Non-Employee Director Compensation
         Plan of 1998, adopted by stockholders May 6, 1998 (incorporated by reference to the Company's Form 10-Q for fiscal quarter ended
         June 30, 1998).*

 (10.20) Agreement between the Company and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the fiscal quarter ended September
         30, 1998).
 (10.21) Stock Option Agreement, dated as of November 22, 1998, by and between Provident Companies, Inc. and UNUM Corporation, as
         Grantee (incorporated by reference to Exhibits of the Company's
         Form 8-K filed November 24, 1998).
 (10.22) Stock Option Agreement, dated as of November 22, 1998, by and between UNUM Corporation and Provident Companies, Inc., as
         Grantee (incorporated by reference to Exhibits of the Company's
         Form 8-K filed November 24, 1998).
 (11) Statement re computation of per share earnings (incorporated herein by reference to "Note 10 of the Notes to Consolidated
         Financial Statements".

 (21)    Subsidiaries of the Company.

 (23)    Consent of Independent Auditors.

 (24)    Powers of Attorney.

 (27)    Financial Data Schedule.

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

  (b) Reports on Form 8-K

  A Form 8-K was filed by the registrant during the fourth quarter of 1998 announcing that the Company had entered into an Agreement and Plan of Merger with UNUM.

  (c) Exhibits

  See "Item 14(a)(3)" above.

  (d) Financial Statement Schedules

  See "Item 14(a)(2)" above.

                     SCHEDULE I--SUMMARY OF INVESTMENTS--
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                               December 31, 1998

                                                            Amount at which
                                                 Fair    shown in the Statement
        Type of Investment            Cost      Value    of Financial Position
        ------------------          --------- ---------- ----------------------
                                             (in millions of dollars)
Available-for-Sale Fixed Maturity
 Securities:
  Bonds
    United States Government and
     Government Agencies and
     Authorities................... $   226.6 $    298.9       $   298.9
    States, Municipalities, and
     Political Subdivisions........      14.8       16.1            16.1
    Foreign Governments............     526.4      676.3           676.3
    Public Utilities...............   2,388.9    2,703.5         2,703.5
    Mortgage-backed Securities.....   1,674.6    1,815.7         1,815.7
    Convertible Bonds..............     142.3      152.4           152.4
    All Other Corporate Bonds......   8,111.8    9,009.4         9,009.4
  Redeemable Preferred Stocks......     146.2      163.0           163.0
                                    --------- ----------       ---------
      Total........................  13,231.6 $ 14,835.3        14,835.3
                                    --------- ==========       ---------
Held-to-Maturity Fixed Maturity
 Securities:
  Bonds
    United States Government and
     Government Agencies and
     Authorities...................      13.5 $     17.4            13.5
    States, Municipalities, and
     Political Subdivisions........       2.4        2.6             2.4
    Mortgage-backed Securities.....     276.1      311.5           276.1
    All Other Corporate Bonds......      15.0       21.0            15.0
                                    --------- ----------       ---------
      Total........................     307.0 $    352.5           307.0
                                    --------- ==========       ---------
Equity Securities:
  Common Stocks....................       1.5 $      1.0             1.0
  Nonredeemable Preferred Stocks...       1.2        1.1             1.1
                                    --------- ----------       ---------
      Total........................       2.7 $      2.1             2.1
                                    --------- ==========       ---------
Mortgage Loans.....................      17.8                       17.8
Investment Real Estate.............      78.0                       43.6*
Policy Loans.......................   2,089.6                    2,089.6
Other Long-term Investments........       8.4                        8.4
Short-term Investments.............      28.9                       28.9
                                    ---------                  ---------
                                    $15,764.0                  $17,332.7
                                    =========                  =========

--------
* Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   PROVIDENT COMPANIES, INC. (Parent Company)

                       STATEMENTS OF FINANCIAL CONDITION

                                                           December 31
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                    (in millions of dollars)
ASSETS
Fixed Maturity Securities
  Available-for-Sale--at fair value (amortized
   cost: $9.6; $9.6)............................... $       11.4  $       10.8
Short-term Investments.............................          --           13.3
Investment in Subsidiaries.........................      4,065.3       3,720.0
Short-term Notes Receivable from Subsidiaries......         16.1          36.6
Surplus Notes of Subsidiaries......................        250.0         250.0
Other Assets.......................................        133.5          36.9
                                                    ------------  ------------
    Total Assets................................... $    4,476.3  $    4,067.6
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Short-term Debt from Subsidiaries................ $       32.4  $       24.7
  Long-term Debt...................................        600.0         725.0
  Other Liabilities................................        135.4          38.6
                                                    ------------  ------------
    Total Liabilities..............................        767.8         788.3
                                                    ------------  ------------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely
 Junior Subordinated Debt Securities of the
 Company...........................................        300.0           --
                                                    ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred Stock..................................          --          156.2
  Common Stock.....................................        135.7         135.2
  Additional Paid-in Capital.......................        762.0         750.6
  Accumulated Other Comprehensive Income...........        685.7         603.6
  Retained Earnings................................      1,834.3       1,635.2
  Treasury Stock...................................         (9.2)         (1.5)
                                                    ------------  ------------
    Total Stockholders' Equity.....................      3,408.5       3,279.3
                                                    ------------  ------------
    Total Liabilities and Stockholders' Equity..... $    4,476.3  $    4,067.6
                                                    ============  ============

See notes to condensed financial information.

                   PROVIDENT COMPANIES, INC. (Parent Company)

                            STATEMENTS OF NET INCOME

                                                      Year Ended December 31
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                     (in millions of dollars)
Dividends from Subsidiaries.......................  $   77.9 $  109.9  $   52.6
Interest from Subsidiaries........................      21.3     17.1      12.3
Other Income......................................      10.4      1.3       1.7
                                                    -------- --------  --------
  Total Revenue...................................     109.6    128.3      66.6
                                                    -------- --------  --------
Interest and Debt Expense ........................      62.7     38.7      10.2
Other Expenses....................................       2.6      4.3       1.2
                                                    -------- --------  --------
  Total Expenses..................................      65.3     43.0      11.4
                                                    -------- --------  --------
Income Before Federal Income Taxes and Equity in
 Undistributed Earnings of Subsidiaries...........      44.3     85.3      55.2
Federal Income Taxes (Credit).....................       8.1     (7.3)      1.1
                                                    -------- --------  --------
Income Before Equity in Undistributed Earnings of
 Subsidiaries.....................................      36.2     92.6      54.1
Equity in Undistributed Earnings of Subsidiaries..     217.8    154.7      91.5
                                                    -------- --------  --------
Net Income........................................  $  254.0 $  247.3  $  145.6
                                                    ======== ========  ========


See notes to condensed financial information.

                   PROVIDENT COMPANIES, INC. (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in millions of dollars)
CASH PROVIDED BY OPERATING ACTIVITIES............ $   11.6  $  105.8  $   69.7
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (Purchases) Sales of Short-term Invest-
   ments.........................................     13.3     108.2    (120.8)
  Acquisition of Business........................      --     (860.3)      --
  Cash Distribution (to) from Subsidiaries.......     13.3      (5.0)    100.0
  Short-term Notes Receivable from Subsidiaries..     20.5     (29.5)      --
  Surplus Notes Issued to Subsidiaries...........      --     (100.0)     (3.0)
  Other..........................................    (24.2)     (0.1)     (2.5)
                                                  --------  --------  --------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES.....     22.9    (886.7)    (26.3)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Short-term Borrowings from Subsidiaries....      7.7      24.7       --
  Issuance of Long-term Debt.....................    600.0     725.0     200.0
  Long-term Debt Repayments......................   (725.0)   (299.1)   (200.0)
  Issuance of Company-Obligated Mandatorily Re-
   deemable Preferred Securities.................    300.0       --        --
  Redemption of Preferred Stock..................   (156.2)      --        --
  Issuance of Common Stock.......................     11.9     389.8       5.8
  Dividends Paid to Stockholders.................    (58.1)    (60.0)    (45.5)
  Other..........................................    (14.3)      0.5      (3.6)
                                                  --------  --------  --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES.....    (34.0)    780.9     (43.3)
                                                  --------  --------  --------
INCREASE IN CASH................................. $    0.5  $    --   $    0.1
                                                  ========  ========  ========


See notes to condensed financial information.

                  PROVIDENT COMPANIES, INC. (Parent Company)

                   NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1--Basis of Presentation

  The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Provident Companies, Inc. and Subsidiaries.

Note 2--Surplus Notes of Subsidiaries

  At December 31, 1998 and 1997, the Company held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006, and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries' state of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.1%, 7.1%, and 9.5% in 1998, 1997, and 1996, respectively.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                          Deferred     Future Policy            Other Policy
                           Policy    Benefits, Losses,           Claims and
                         Acquisition    Claims, and    Unearned   Benefits   Premium
        Segment             Costs      Loss Expenses   Premiums   Payable    Revenue
        -------          ----------- ----------------- -------- ------------ --------
                                           (in millions of dollars)
Year Ended December 31,
 1998
Individual..............   $385.5        $ 8,805.1      $184.2     $312.0    $1,474.4
Employee Benefits.......     12.9          1,002.2         2.2      156.7       710.6
Voluntary Benefits......     66.4            371.7         0.3       11.5        84.2
Other...................      --           3,463.5         --        33.6        78.2
                           ------        ---------      ------     ------    --------
  Total.................   $464.8        $13,642.5      $186.7     $513.8    $2,347.4
                           ======        =========      ======     ======    ========
Year Ended December 31,
 1997(1)
Individual..............   $290.1        $ 8,351.3      $186.4     $299.0    $1,286.6
Employee Benefits.......      4.3            940.9         1.9      120.9       552.3
Voluntary Benefits......     53.5            348.8         0.3       10.5        79.3
Other...................     15.0          3,360.1         4.1      100.8       135.5
                           ------        ---------      ------     ------    --------
  Total.................   $362.9        $13,001.1      $192.7     $531.2    $2,053.7
                           ======        =========      ======     ======    ========
Year Ended December 31,
 1996(1)
Individual..............   $367.0        $ 4,229.5      $ 52.5     $178.8    $  646.1
Employee Benefits.......      6.5            450.3         1.3      108.7       325.8
Voluntary Benefits......     37.9            324.1         0.3        9.4        70.6
Other...................     10.4          3,047.4         4.7      114.8       133.2
                           ------        ---------      ------     ------    --------
  Total.................   $421.8        $ 8,051.3      $ 58.8     $411.7    $1,175.7
                           ======        =========      ======     ======    ========

--------
(1) Information for 1997 and 1996 has been reclassified to conform to the 1998 presentation.

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                    Benefits,  Amortization
                                     Claims,   of Deferred
                            Net     Losses and    Policy       Other
                         Investment Settlement Acquisition   Operating  Premiums
        Segment          Income(2)   Expenses     Costs     Expenses(3) Written
        -------          ---------- ---------- ------------ ----------- --------
                                        (in millions of dollars)
Year Ended December 31,
 1998
Individual..............  $  736.0   $1,461.2     $66.5       $490.9    $1,398.3
Employee Benefits.......     123.2      605.9       3.6        236.7       392.6
Voluntary Benefits......      27.1       61.6       9.8         21.8        14.8
Other...................     460.8      448.5       --          40.0        40.0
Corporate...............      26.9        --        --          88.7         --
                          --------   --------     -----       ------
  Total.................  $1,374.0   $2,577.2     $79.9       $878.1
                          ========   ========     =====       ======
Year Ended December 31,
 1997(1)
Individual..............  $  589.8   $1,196.9     $62.8       $410.3    $1,207.9
Employee Benefits.......     101.5      480.6       2.1        207.8       275.3
Voluntary Benefits......      25.2       63.3       7.1         23.0        15.0
Other...................     617.6      617.3       2.4         62.1        54.0
Corporate...............      20.6        --        --          37.2         --
                          --------   --------     -----       ------
  Total.................  $1,354.7   $2,358.1     $74.4       $740.4
                          ========   ========     =====       ======
Year Ended December 31,
 1996(1)
Individual..............  $  371.8   $  680.9     $54.2       $174.5    $  581.9
Employee Benefits.......      66.7      299.8       2.7         62.2       110.9
Voluntary Benefits......      23.3       58.4       5.7         18.6        15.4
Other...................     606.5      622.1       1.4         56.3       115.1
Corporate...............      21.8        --        --          28.9         --
                          --------   --------     -----       ------
  Total.................  $1,090.1   $1,661.2     $64.0       $340.5
                          ========   ========     =====       ======

--------
(1) Information for 1997 and 1996 has been reclassified to conform to the 1998 presentation.
(2) Net investment income is allocated based upon segmentation. In other words, as cash flow from operations and assigned capital is generated by a segment, the cash is invested in assets with the appropriate characteristics for that segment's liabilities and operating structure. Thus, each segment has its own specifically identified assets and receives the investment income generated by those assets.
(3) Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.

                            SCHEDULE IV--REINSURANCE

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                      Percentage
                                        Ceded    Assumed                Amount
                             Gross    to Other  from Other    Net      Assumed
                             Amount   Companies Companies    Amount     to Net
                           ---------- --------- ---------- ---------- ----------
                                         (in millions of dollars)
Year Ended December 31,
 1998
Life Insurance in Force..  $157,919.8 $5,480.0    $397.2   $152,837.0     0.3%
                           ========== ========    ======   ==========
Premium Income:
  Life Insurance.........  $    528.6 $   28.3    $  2.3   $    502.6     0.5%
  Accident and Health
   Insurance.............     1,744.6    101.9     202.1      1,844.8    11.0%
                           ---------- --------    ------   ----------
    Total................  $  2,273.2 $  130.2    $204.4   $  2,347.4     8.7%
                           ========== ========    ======   ==========
Year Ended December 31,
 1997(1)
Life Insurance in Force..  $137,924.6 $6,184.7    $416.2   $132,156.1     0.3%
                           ========== ========    ======   ==========
Premium Income:
  Life Insurance.........  $    469.6 $   26.3    $  1.2   $    444.5     0.3%
  Accident and Health
   Insurance.............     1,680.1    244.1     173.2      1,609.2    10.8%
                           ---------- --------    ------   ----------
    Total................  $  2,149.7 $  270.4    $174.4   $  2,053.7     8.5%
                           ========== ========    ======   ==========
Year Ended December 31,
 1996(1)
Life Insurance in Force..  $102,227.5 $4,347.9    $437.0   $ 98,316.6     0.4%
                           ========== ========    ======   ==========
Premium Income:
  Life Insurance.........  $    369.5 $   21.3    $  1.1   $    349.3     0.3%
  Accident and Health
   Insurance.............     1,060.2    284.2      50.4        826.4     6.1%
                           ---------- --------    ------   ----------
    Total................  $  1,429.7 $  305.5    $ 51.5   $  1,175.7     4.4%
                           ========== ========    ======   ==========

--------
(1) Information for 1997 and 1996 has been reclassified to conform to the 1998 presentation.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                    Additions            Deductions for
                           Balance   Charged  Additions Amounts Applied  Balance
                             at     to Costs   Charged  to Specific Loan at End
                          Beginning    and    to Other     at Time of      of
      Description         of Period Expenses  Accounts  Sale/Foreclosure Period
      -----------         --------- --------- --------- ---------------- -------
                                         (in millions of dollars)
Year Ended December 31,
 1998
Mortgage loan loss
 reserve................    $ 1.0     $  --     $ --         $ 1.0        $  --
Real estate reserve(1)..    $22.9     $11.5     $ --         $  --        $34.4
Allowance for doubtful
 accounts (deducted from
 accounts and premiums
 receivable)............    $ 2.7     $ 0.2     $ --         $  --        $ 2.9

Year Ended December 31,
 1997
Mortgage loan loss
 reserve................    $ 1.0     $  --     $ --         $  --        $ 1.0
Real estate reserve(1)..    $21.5     $ 7.6     $ --         $ 6.2        $22.9
Allowance for doubtful
 accounts (deducted from
 accounts and premiums
 receivable)(2).........    $ 1.2     $ 0.5     $1.0         $  --        $ 2.7

Year Ended December 31,
 1996
Mortgage loan loss
 reserve................    $12.0     $  --     $ --         $11.0        $ 1.0
Real estate reserve(1)..    $19.1     $ 2.4     $ --         $  --        $21.5
Allowance for doubtful
 accounts (deducted from
 accounts and premiums
 receivable)............    $ 0.8     $ 0.4     $ --         $  --        $ 1.2

--------
(1) Amounts shown in additions charged to cost and expenses represent realized investment losses.
(2) Amounts shown in additions charged to other accounts represent reserves related to acquired business.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 31, 1999

                                          PROVIDENT COMPANIES, INC.
                                          (Registrant)

                                                 /s/ J. Harold Chandler
                                          By: _________________________________
                                                     J. Harold Chandler
                                                  Chairman, President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

   /s/ J. Harold Chandler
 ________________________________
       J. Harold Chandler
     Chairman, President and
  Chief Executive Officer and a
            Director
  (Principal Executive Officer)

    /s/ Thomas R. Watjen                       /s/ Ralph A. Rogers, Jr.
 ________________________________          ________________________________
        Thomas R. Watjen                           Ralph A. Rogers, Jr.
    Vice Chairman, and Chief                       Senior Vice President and
Financial Officer and a Director                    Treasurer

              Signature                          Title
              ---------                          -----

                 *                              Director
______________________________________
         William L. Armstrong

                 *                              Director
______________________________________
         William H. Bolinder

                  *                             Director
______________________________________
         Charlotte M. Heffner

                 *                              Director
______________________________________
            Hugh B. Jacks

              Signature                          Title
              ---------                          -----

                 *                              Director
______________________________________
        Hugh O. Maclellan, Jr.

                 *                              Director
______________________________________
            A.S. Macmillan

                 *                              Director
______________________________________
          C. William Pollard

                 *                              Director
______________________________________
        Scott L. Probasco, Jr.

                 *                              Director
______________________________________
          Steven S Reinemund

                 *                              Director
______________________________________
          Burton E. Sorensen

        /s/ Susan N. Roth               For all of the Directors
*By: _________________________________
            Susan N. Roth
           Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       to

                                   FORM 10-K

                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS

     Exhibit
     -------                          ---
(21) Subsidiaries of the Company
(23) Consent of Independent Auditors
(24) Powers of Attorney
(27) Financial Data Schedule

  All other Exhibits are incorporated by reference as explained in the list in

Item 14(a)(3).