Form 10-Q
period 1999-03-31
PROVIDENT COMPANIES INC /DE/
filed 1999-05-17
CIK 5513

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                         Commission file number  1-11834

                           PROVIDENT COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              62-1598430
                                        (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
    incorporation or organization)

                              1 FOUNTAIN SQUARE,
                         CHATTANOOGA, TENNESSEE 37402
              (Address of principal executive offices) (Zip Code)

                                (423) 755-1011
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

   Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT MARCH 31, 1999
_____________________________________       __________________________________
    Common Stock, $1.00 Par Value                      135,599,276


                         Total number of pages are 30

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PROVIDENT COMPANIES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FORWARD-LOOKING STATEMENTS.........................................   3

 FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Financial Condition at March 31,
      1999 and December 31, 1998..........................................   4

     Condensed Consolidated Statements of Income for the Three Months
      Ended March 31, 1999 and 1998.......................................   6

     Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1999 and 1998.......................................   7

     Notes to Condensed Consolidated Financial Statements.................   8

     Independent Auditors' Review Report..................................  15

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  16

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  24

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.................................  25

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

  . Necessary technological changes, including changes to address "year 2000" data systems issues, may be more difficult or expensive to make than anticipated, and year 2000 issues at other companies may adversely affect operations.

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

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            March 31   December 31
                                                              1999        1998
                                                           ----------- -----------
                                                               (in millions of
                                                                  dollars)
                                                           (Unaudited)  (Audited)
ASSETS
Investments
 Fixed Maturity Securities:
  Available-for-Sale......................................  $14,392.9   $14,835.3
  Held-to-Maturity........................................      312.8       307.0
 Equity Securities........................................        4.0         2.1
 Mortgage Loans...........................................       17.8        17.8
 Real Estate..............................................       43.6        43.6
 Policy Loans.............................................    2,090.5     2,089.6
 Other Long-term Investments..............................        8.4         8.4
 Short-term Investments...................................       31.2        28.9
                                                            ---------   ---------
   Total Investments......................................   16,901.2    17,332.7

Other Assets
 Cash and Bank Deposits...................................        56.9        30.7
 Accounts and Premiums Receivable.........................      142.9        98.4
 Reinsurance Receivable...................................    3,057.4     3,101.0
 Accrued Investment Income................................      368.7       335.1
 Deferred Policy Acquisition Costs........................      497.4       464.8
 Value of Business Acquired...............................      483.7       490.0
 Goodwill.................................................      687.5       692.3
 Property and Equipment...................................      137.7       129.9
 Miscellaneous............................................       38.4        35.5
 Separate Account Assets..................................      388.2       377.7
                                                            ---------   ---------
Total Assets..............................................  $22,760.0   $23,088.1
                                                            =========   =========

See notes to condensed consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                        March 31   December 31
                                                          1999        1998
                                                       ----------- -----------
                                                           (in millions of
                                                              dollars)
                                                       (Unaudited)  (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy and Contract Benefits..........................  $   533.5   $   513.8
Reserves for Future Policy and Contract Benefits and
Unearned Premiums.....................................   13,923.2    13,829.2
Policyholders' Funds and Experience Rating Refunds....    2,980.1     3,227.3
Federal Income Tax Liability..........................      185.6       296.7
Short-term Debt.......................................       73.2        39.4
Long-term Debt........................................      600.0       600.0
Other Liabilities.....................................      552.7       495.5
Separate Account Liabilities..........................      388.2       377.7
                                                        ---------   ---------
  Total Liabilities...................................   19,236.5    19,379.6
                                                        ---------   ---------
Commitments and Contingent Liabilities--Note 6
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company..........      300.0       300.0
                                                        ---------   ---------
Stockholders' Equity
 Common Stock, $1 par.................................      135.9       135.7
 Additional Paid-in Capital...........................      764.0       762.0
 Accumulated Other Comprehensive Income...............      438.2       685.7
 Retained Earnings....................................    1,894.6     1,834.3
 Treasury Stock.......................................       (9.2)       (9.2)
                                                        ---------   ---------
  Total Stockholders' Equity..........................    3,223.5     3,408.5
                                                        ---------   ---------
  Total Liabilities and Stockholders' Equity..........  $22,760.0   $23,088.1
                                                        =========   =========

See notes to condensed consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                    (in millions of dollars,
                                                       except share data)
Revenue
 Premium Income.................................... $      619.1  $      587.2
 Net Investment Income.............................        326.8         361.8
 Net Realized Investment Gains.....................          4.0           6.2
 Other Income......................................         38.5          38.4
                                                    ------------  ------------
  Total Revenue....................................        988.4         993.6
                                                    ------------  ------------
Benefits and Expenses
 Policy and Contract Benefits......................        463.3         467.0
 Change in Reserves for Future Policy and Contract
    Benefits and Policyholders' Funds..............        170.0         168.6
 Commissions.......................................         80.5          90.7
 Interest and Debt Expense.........................         16.1          15.6
 Increase in Deferred Policy Acquisition Costs.....        (22.4)        (20.9)
 Amortization of Value of Business Acquired and
  Goodwill.........................................         12.9          14.2
 Other Operating Expenses..........................        153.3         145.5
                                                    ------------  ------------
  Total Benefits and Expenses......................        873.7         880.7
                                                    ------------  ------------
Income Before Federal Income Taxes.................        114.7         112.9
Federal Income Taxes...............................         40.9          41.8
                                                    ------------  ------------
Net Income......................................... $       73.8  $       71.1
                                                    ============  ============
Net Income Per Common Share
 Basic............................................. $       0.54  $       0.51
 Assuming Dilution................................. $       0.54  $       0.50
Dividends Per Common Share......................... $       0.10  $       0.10

See notes to condensed consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Three Months
                                                              Ended March 31
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (in millions of
                                                                 dollars)

Net Cash Provided by Operating Activities.................... $ 199.3  $ 188.2
                                                              -------  -------
Cash Flows from Investing Activities
 Proceeds from Sales of Investments..........................   384.6    572.0
 Proceeds from Maturities of Investments.....................   143.4    362.8
 Purchase of Investments.....................................  (474.7)  (694.5)
 Net Purchases of Short-term Investments.....................    (2.3)   (99.9)
 Other.......................................................   (12.9)   (11.1)
                                                              -------  -------
Net Cash Provided by Investing Activities....................    38.1    129.3
                                                              -------  -------
Cash Flows from Financing Activities
 Deposits to Policyholder Accounts...........................    12.9    102.3
 Maturities and Benefit Payments from Policyholder Accounts..  (246.8)  (427.2)
 Net Short-term Borrowings...................................    33.8    422.9
 Issuance of Long-term Debt..................................     --     200.0
 Long-term Debt Repayments...................................     --    (725.0)
 Issuance of Company-Obligated Mandatorily Redeemable
  Preferred Securities.......................................     --     300.0
 Redemption of Preferred Stock...............................     --    (156.2)
 Dividends Paid to Stockholders..............................   (13.5)   (17.5)
 Other.......................................................     2.2      3.1
                                                              -------  -------
Net Cash Used by Financing Activities........................  (211.4)  (297.6)
                                                              -------  -------
Effect of Foreign Exchange Rate on Cash......................     0.2      --
                                                              -------  -------

Net Increase in Cash and Bank Deposits.......................    26.2     19.9

Cash and Bank Deposits at Beginning of Period................    30.7     37.7
                                                              -------  -------

Cash and Bank Deposits at End of Period...................... $  56.9  $  57.6
                                                              =======  =======

See notes to condensed consolidated financial statements.

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2--Changes in Accounting Principles

   Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use and Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. SOP 97-3 provides guidance for determining when an entity should recognize a liability or an asset for insurance-related assessments and how to measure these items. The effect of the adoptions of SOP 98-1 and SOP 97-3 on the Company's financial position and results of operations was immaterial.

Note 3--Earnings Per Common Share

  Earnings per common share are determined as follows:

                                                               Three Months
                                                              Ended March 31
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                              (in millions of
                                                                 dollars)
Numerator:
 Net Income............................................... $     73.8 $     71.1
 Preferred Stock Dividends................................        --         1.9
                                                           ---------- ----------
 Income Available to Common Stockholders.................. $     73.8 $     69.2
                                                           ========== ==========
Denominator (000s):
 Weighted Average Common Shares--Basic....................  135,459.5  134,929.1
 Dilutive Securities......................................    2,225.1    3,716.2
                                                           ---------- ----------
 Weighted Average Common Shares--Assuming Dilution........  137,684.6  138,645.3
                                                           ========== ==========

Note 4--Comprehensive Income

  The components of accumulated other comprehensive income, net of deferred tax, are as follows:

                                                            March 31 December 31
                                                              1999      1998
                                                            -------- -----------
                                                              (in millions of
                                                                  dollars)
Net Unrealized Gain on Securities..........................  $467.5    $721.0
Foreign Currency Translation Adjustment....................   (29.3)    (35.3)
                                                             ------    ------
Accumulated Other Comprehensive Income.....................  $438.2    $685.7
                                                             ======    ======

  The components of comprehensive income (loss) and the related deferred tax (credit) are as follows:

                                                                 Three Months
                                                                Ended March 31
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                 (in millions
                                                                 of dollars)
Net Income..................................................... $  73.8  $ 71.1
                                                                -------  ------
Change in Net Unrealized Gain on Securities:
 Change Before Reclassification Adjustment.....................  (386.0)   48.4
 Reclassification Adjustment for Net Realized Investment Gains
  Included in Net Income.......................................    (4.0)   (6.2)
Change in Foreign Currency Translation Adjustment..............     9.2     3.7
                                                                -------  ------
                                                                 (380.8)   45.9
Change in Deferred Tax (Credit)................................  (133.3)   16.1
                                                                -------  ------
Other Comprehensive Income (Loss)..............................  (247.5)   29.8
                                                                -------  ------

Comprehensive Income (Loss).................................... $(173.7) $100.9
                                                                =======  ======

   The deferred tax (credit) for other comprehensive income items is computed at the federal statutory income tax rate.

Note 5--Segment Information

  Selected data by segment is as follows:

                                                              Three Months
                                                             Ended March 31
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
                                                             (in millions of
                                                                dollars)
Premium Income
 Individual................................................. $ 377.6  $ 374.0
 Employee Benefits..........................................   207.0    170.2
 Voluntary Benefits.........................................    22.4     20.8
 Other......................................................    12.1     22.2
                                                             -------  -------
                                                               619.1    587.2
Net Investment Income and Other Income
 Individual.................................................   192.7    186.8
 Employee Benefits..........................................    59.1     53.9
 Voluntary Benefits.........................................     8.7      7.7
 Other......................................................    97.5    148.7
 Corporate..................................................     7.3      3.1
                                                             -------  -------
                                                               365.3    400.2

Total Revenue (Excluding Net Realized Investment Gains and
 Losses)
 Individual.................................................   570.3    560.8
 Employee Benefits..........................................   266.1    224.1
 Voluntary Benefits.........................................    31.1     28.5
 Other......................................................   109.6    170.9
 Corporate..................................................     7.3      3.1
                                                             -------  -------
                                                               984.4    987.4
Benefit and Expenses
 Individual.................................................   489.8    485.7
 Employee Benefits..........................................   237.1    198.7
 Voluntary Benefits.........................................    27.0     25.3
 Other......................................................    97.9    156.6
 Corporate..................................................    21.9     14.4
                                                             -------  -------
                                                               873.7    880.7
Income (Loss) Before Net Realized Investment Gains and
 Losses and Federal Income Taxes
 Individual.................................................    80.5     75.1
 Employee Benefits..........................................    29.0     25.4
 Voluntary Benefits.........................................     4.1      3.2
 Other......................................................    11.7     14.3
 Corporate..................................................   (14.6)   (11.3)
                                                             -------  -------
                                                               110.7    106.7
Net Realized Investment Gains...............................     4.0      6.2
                                                             -------  -------
Income Before Federal Income Taxes..........................   114.7    112.9
Federal Income Taxes........................................    40.9     41.8
                                                             -------  -------
Net Income.................................................. $  73.8  $  71.1
                                                             =======  =======

   Revenue earned on corporate assets, general corporate expenses, interest expense on corporate debt, amortization of goodwill, and assets maintained for general corporate purposes are included in the Corporate segment.

Note 6--Commitments and Contingent Liabilities

   Two alleged class action lawsuits have been filed in Superior Court in Worcester, Massachusetts (the Court) against the Company--one purporting to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers, and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date no class has been certified in either lawsuit. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Court agree with the plaintiff's interpretation of the contract. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 44 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 44 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

   Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 7--Merger with UNUM Corporation

   On November 22, 1998, the Company entered into an agreement with UNUM Corporation (UNUM), pursuant to which the Company and UNUM will merge under the name UNUMProvident Corporation (UNUMProvident). Under the merger agreement, each outstanding share of the Company's common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests. The merger is subject to approval by regulatory authorities, Company stockholders, and UNUM stockholders.

   The following unaudited pro forma combined condensed financial statements and explanatory notes are presented to show the impact on the historical financial positions and results of operations of the Company and UNUM of the planned merger under the pooling of interests method of accounting. The unaudited pro forma combined condensed financial statements combine the historical financial information of the Company and UNUM as of March 31, 1999, and for the three month periods ended March 31, 1999 and March 31, 1998. The unaudited pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of the earliest period presented. The unaudited pro forma combined condensed balance sheet assumes the merger was completed on March 31, 1999. The unaudited combined condensed pro forma financial statements as of March 31, 1999, and for the three month periods ended March 31, 1999 and March 31, 1998 are based on and derived from, and should be read in conjunction with, the Company's and UNUM's historical consolidated financial statements and related notes.

   On the date the merger is completed or on an earlier date if required by generally accepted accounting principles, UNUMProvident will record an expense related to the merger of approximately $139.0 million ($109.0 million net of income taxes) and an expense related to an early retirement offer to employees of approximately $94.0 million ($66.0 million net of income taxes). The estimated expense related to the merger includes amounts for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal, and accounting fees. The estimated expenses related to the merger and to the early retirement offer to employees have not been reflected in the unaudited pro forma balance sheet, statements of income, and related per share calculations. The estimated expenses related to the merger and the early retirement offer represent management's best estimates based on available information at this time. Actual charges will differ from these estimates.

   The unaudited pro forma financial statements are presented for comparative purposes only and are not necessarily indicative of the results of operations that would have been realized had the merger been completed during the periods or as of the date for which the pro forma financial statements are presented, nor are they necessarily indicative of the results of operations in future periods or the future financial position of UNUMProvident. Certain historical financial information has been reclassified to conform with the current presentation.

                Provident Companies, Inc. and UNUM Corporation
             Unaudited Pro Forma Combined Condensed Balance Sheet
                             As of March 31, 1999

                                   Historical
                               --------------------   Pro Forma     Pro Forma
                               Provident    UNUM     Adjustments    Combined
                               ---------  ---------  -----------    ---------
                                       (in millions of dollars)
Assets
 Total Investments............ $16,901.2  $ 9,824.9   $    --       $26,726.1
 Reinsurance Receivable.......   3,057.4    1,806.5        --         4,863.9
 All Other Assets.............   2,801.4    3,749.8        --         6,551.2
                               ---------  ---------   --------      ---------
Total Assets.................. $22,760.0  $15,381.2   $    --       $38,141.2
                               =========  =========   ========      =========
Liabilities and Stockholders'
 Equity
 Policy and Contract Benefits,
  Reserves for Future Policy
  and Contract Benefits, and
  Unearned Premiums........... $14,456.7  $ 9,449.9   $  230.0 (a)  $24,136.6
 Other Policyholders' Funds...   2,980.1      871.6        --         3,851.7
 All Other Liabilities........   1,799.7    2,392.9      (80.0)(a)    4,112.6
                               ---------  ---------   --------      ---------
Total Liabilities.............  19,236.5   12,714.4      150.0       32,100.9
                               ---------  ---------   --------      ---------
Company-Obligated Mandatorily
 Redeemable Preferred
 Securities of Subsidiary
 Trust Holding Solely Junior
 Subordinated Debt Securities
 of the Company...............     300.0        --         --           300.0
                               ---------  ---------   --------      ---------
Stockholders' Equity
 Common Stock.................     135.9       20.0     (132.1)(b)       23.8
 Additional Paid-in Capital...     764.0    1,153.5     (948.0)(b)      969.5
 Accumulated Other
  Comprehensive Income........     438.2      150.6        --           588.8
 Retained Earnings............   1,894.6    2,439.9     (150.0)(a)    4,184.5
 Treasury Stock...............      (9.2)  (1,080.1)   1,080.1 (b)       (9.2)
 Restricted Stock Deferred
  Compensation................       --       (17.1)       --           (17.1)
                               ---------  ---------   --------      ---------
Total Stockholders' Equity....   3,223.5    2,666.8     (150.0)       5,740.3
                               ---------  ---------   --------      ---------
Total Liabilities and
 Stockholders' Equity......... $22,760.0  $15,381.2   $    --       $38,141.2
                               =========  =========   ========      =========

--------
(a) The Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differ from that used by the Company. It has been determined that the Company's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount claim reserves for group long-term disability, individual disability, and the disability business of UNUM Limited. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's claim reserves upon consummation of the merger of approximately $230.0 million ($150.0 million after tax). This estimated merger related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations.

(b) The pro forma adjustments to common stock, additional paid-in capital, and treasury stock reflect the retirement of shares of UNUM common stock held in treasury, the reclassification of the Company's stock on a 0.73 to 1.0 basis which results in 98.8 million shares issued to replace the 135.4 million shares of the Company's common stock held by stockholders on March 31, 1999, the reduction in par value of the Company's common stock from $1.00 to $0.10, and the issuance to UNUM stockholders of 139.1 million shares of UNUMProvident common stock pursuant to the merger (calculated by multiplying the number of shares of UNUM common stock outstanding at March 31, 1999 (139.1 million shares) by the exchange ratio of 1.0 representing the number of shares UNUM stockholders will receive for each share of UNUM common stock they own immediately prior to consummation of the merger). The number of shares of UNUMProvident common stock that will be issued after completion of the merger will be based on the actual number of shares of UNUM common stock and the Company's common stock (after reclassification on a 0.73 to 1.0 basis) outstanding at the effective time of the merger.

                Provident Companies, Inc. and UNUM Corporation
          Unaudited Pro Forma Combined Condensed Statements of Income

                                                  Three Months Ended March 31
                                                  ----------------------------
                                                      1999           1998
                                                  -------------  -------------
                                                   (in millions of dollars,
                                                      except share data)
Revenue
 Premium Income.................................. $     1,704.2  $     1,505.6
 Net Investment Income...........................         499.6          525.1
 Net Realized Investment Gains...................           7.2            9.3
 Other Income....................................          80.8           75.1
                                                  -------------  -------------
Total Revenue....................................       2,291.8        2,115.1
                                                  -------------  -------------
Benefits and Expenses
 Policyholder Benefits...........................       1,524.8        1,326.8
 Commissions.....................................         242.5          233.4
 Interest and Debt Expense.......................          32.9           27.3
 Increase in Deferred Policy Acquisition Costs...        (118.0)        (100.8)
 Amortization of Value of Business Acquired and
  Goodwill.......................................          42.7           16.9
 Other Operating Expenses........................         403.7          364.2
                                                  -------------  -------------
Total Benefits and Expenses......................       2,128.6        1,867.8
                                                  -------------  -------------

Income Before Income Taxes.......................         163.2          247.3
Income Taxes.....................................          73.9           82.7
                                                  -------------  -------------
Net Income....................................... $        89.3  $       164.6
                                                  =============  =============
Net Income Per Common Share
 Basic........................................... $        0.38  $        0.69
 Assuming Dilution............................... $        0.37  $        0.67

Average Shares Outstanding (000s)
 Basic...........................................     237,785.3      236,610.8
 Assuming Dilution...............................     242,253.2      242,573.6

   The above unaudited pro forma combined condensed statements of income reflect the results of operations of the Company and UNUM for the periods presented. No adjustments have been made to arrive at the pro forma combined condensed statements of income. Pro forma combined net income available to common shareholders was $89.3 million for the three months ended March 31, 1999. Pro forma combined net income available to common shareholders was $162.7 million for the three months ended March 31, 1998 and was net of preferred stock dividends of $1.9 million. The pro forma combined basic and assuming dilution earnings per share for the respective periods presented are based on the combined weighted average number of common and dilutive potential common shares and adjusted weighted average shares of the Company and UNUM. The number of weighted average common shares and adjusted weighted average shares, including all dilutive potential common shares, reflects the reclassification of the Company's common stock on a 0.73 to 1.0 basis and the conversion of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

   In April 1999, UNUM completed a comprehensive strategic review of its reinsurance businesses. These businesses include reinsurance pool management operations and risk assumption (pool participation, direct reinsurance, and Lloyd's of London syndicate participation). UNUM's management concluded that these businesses are not solidly aligned with UNUM's strength in the disability insurance market and decided to exit these businesses. As a result of the comprehensive review, UNUM recorded a special charge of $101.1 million ($88.0 million after income tax) in the first quarter of 1999. The charge includes reserve increases for estimated losses in the Lloyd's of London syndicates and certain reinsurance pools, as well as a write-down of goodwill.

INDEPENDENT AUDITORS' REVIEW REPORT

Board of Directors and Shareholders
Provident Companies, Inc.

   We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

                                         ERNST & YOUNG LLP

Chattanooga, Tennessee
May 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following should be read in conjunction with the "Condensed Consolidated Financial Statements" and notes thereto included elsewhere in this Form 10-Q and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.

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

   The following discussion of operating results by segment excludes net realized investment gains and losses from revenue and income before taxes. The Company's investment focus has been on investment income to support its insurance liabilities as opposed to the generation of realized investment gains. Due to the nature of the Company's business, a long-term focus is necessary to maintain profitability over the life of the business. The realization of investment gains and losses will impact future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities. However, income excluding realized investment gains and losses does not replace net income as a measure of the Company's profitability.

Operating Results

   Revenue excluding net realized investment gains and losses ("revenue") declined $3.0 million, or 0.3 percent to $984.4 million in the first quarter of 1999 from $987.4 million in the first quarter of 1998. Revenue includes premium income, net investment income, and other income. This decline resulted from lower revenue in the Other segment ($61.3 million), which was partly offset by increased revenue in the Individual segment ($9.5 million), Employee Benefits segment ($42.0 million), Voluntary Benefits segment ($2.6 million), and Corporate segment ($4.2 million).

   Income before net realized investment gains and losses and federal income taxes ("income") increased $4.0 million, or 3.7 percent, to $110.7 million in the first quarter of 1999 from $106.7 million in the first quarter of 1998. This increase resulted from increased income in the Individual segment ($5.4 million), Employee Benefits segment ($3.6 million), and Voluntary Benefits segment ($0.9 million). This increase was partly offset by lower income in the Other segment ($2.6 million) and Corporate segment ($3.3 million).

   Net income totaled $73.8 million in the first quarter of 1999, compared to $71.1 million in the first quarter of 1998. Net realized investment gains after federal income taxes were $2.6 million in the first quarter of 1999 and $4.1 million in the first quarter of 1998.

Individual Segment Operating Results

   Revenue in the Individual segment increased $9.5 million, or 1.7 percent, to $570.3 million in the first quarter of 1999 from $560.8 million in the first quarter of 1998. Premium income in this segment increased $3.6 million, or 1.0 percent, to $377.6 million in the first quarter of 1999 from $374.0 million in the first quarter of 1998. Both the individual disability income and individual life lines of business produced increases in premium income. Also in this segment, net investment income increased $9.9 million, or 5.6 percent, to $186.1 million in the first quarter of 1999 from $176.2 million in the first quarter of 1998, primarily due to increased capital allocation. Management expects that premium income in the Individual segment will grow on a year-over-year basis as the product transition in the individual disability income line of business produces increasing levels of new sales of individual disability products.

   In November 1994, the Company announced its intention to discontinue the sale of individual disability products which combined lifetime benefits and short elimination periods with own-occupation provisions (other than conversion policies available under existing contractual arrangements). At the same time the Company began introducing products that insured "loss of earnings" as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of The Paul Revere Corporation ("Paul Revere") in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio. The Company continues to offer selected Paul Revere products with own-occupation (while not working) features applying stricter underwriting standards. The Company has filed new rates for the Paul Revere product that was the leading seller during 1998. Going forward, the Company expects to offer a limited portfolio of own-occupation based coverages along with its more complete line of loss of earnings related disability coverages.

   In the first quarter of 1999, new annualized sales in the individual disability income line totaled $27.6 million, compared to $26.2 million in the first quarter of 1998. On a pro forma basis, sales of individual disability income contracts declined in 1998 to $114.6 million from $127.3 million in 1997, reflecting the planned discontinuance of certain products and restructuring of others and, secondarily, with the consolidation of the Company's and Paul Revere's sales offices and related realignment of the field sales force.

   Revenue is not expected to be significantly impacted by the transition in products due to continued favorable persistency. The magnitude and duration of the decline in sales from previous years, such as that experienced during 1997 and 1998, are dependent on the response of customers and competitors in the industry.

   Income in the Individual segment increased $5.4 million, or 7.2 percent, to $80.5 million in the first quarter of 1999 from $75.1 million in the first quarter of 1998. The increase in this segment was the result of increased income in the individual life line of business to $9.1 million in the first quarter of 1999 from $6.9 million in the first quarter of 1998 and increased income in the individual disability income line of business to $71.4 million in the first quarter of 1999 from $68.2 million in the first quarter of 1998. Claim resolutions for the first quarter were generally as expected based upon 1998 fourth quarter estimates which included the claims disruption adjustment. The estimated impact of the claims disruption was $19.0 million in the first quarter of 1999. During the first quarter of 1999 the claims integration planning activities progressed as anticipated, and management expects that second quarter progress will be consistent with the assumptions made in connection with the reserve increase.

Employee Benefits Segment Operating Results

   Revenue in the Employee Benefits segment increased $42.0 million, or 18.7 percent, to $266.1 million in the first quarter of 1999 from $224.1 million in the first quarter of 1998. Premium income in this segment increased $36.8 million, or 21.6 percent, to $207.0 million in the first quarter of 1999 from $170.2 million in the first quarter of 1998. The increase is the result of increased premium income in the group disability and group life lines of business resulting from strong sales trends over the past several quarters. Revenue from GENEX Services, Inc. ("GENEX") totaled $24.9 million in the first quarter of 1999 compared to $22.4 million in the first quarter of 1998. New annualized sales in this segment increased 67.4 percent to $128.4 million in the first quarter of 1999 from $76.7 million in the first quarter of 1998. Management expects that the rate of growth in new annualized sales will moderate during the balance of 1999.

   Income in the Employee Benefits segment increased $3.6 million, or 14.2 percent, to $29.0 million in the first quarter of 1999 from $25.4 million in the first quarter of 1998. The increase is primarily the result of improved results in the group life and accidental death and dismemberment line of business to $16.3 million in the first quarter of 1999 from $9.4 million in the first quarter of 1998. This improvement was partly offset by a decline in the group disability line of business to $10.9 million in the first quarter of 1999 from $14.8 million in the first quarter of 1998. Claim resolutions for the first quarter were generally as expected based upon 1998 fourth quarter estimates which included the claims disruption adjustment. The estimated impact of the claims disruption was $3.0 million in the first quarter of 1999. As noted in the Individual Segment Operating Results, the claim integration plan is proceeding on schedule.

Voluntary Benefits Segment Operating Results

   Revenue in the Voluntary Benefits segment increased $2.6 million, or 9.1 percent, to $31.1 million in the first quarter of 1999 from $28.5 million in the first quarter of 1998. The increase is primarily the result of an increase in premium income in this segment of $1.6 million, or 7.7 percent, to $22.4 million in the first quarter of 1999 from $20.8 million in the first quarter of 1998. Also in this segment, net investment income increased $0.8 million, or 12.5 percent, to $7.2 million in the first quarter of 1999 from $6.4 million in the first quarter of 1998. New annualized sales in this segment increased 2.9 percent to $10.6 million in the first quarter of 1999 from $10.3 million in the first quarter of 1998.

   Income in the Voluntary Benefits segment increased $0.9 million, or 28.1 percent, to $4.1 million in the first quarter of 1999 from $3.2 million in the first quarter of 1998. The increase is primarily the result of an increase in revenue which offset a slight deterioration in mortality experience.

Other Segment Operating Results

   The Other operating segment includes results from products no longer actively marketed, including corporate-owned life insurance ("COLI"), group pension, medical stop-loss, medical and dental, and individual annuities. It is expected that revenue and earnings in this segment will decline over time as these business lines wind down. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets. Management expects to reinvest the capital supporting these lines of business in the future growth of the Individual, Employee Benefits and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

   Effective January 1, 1998, the Company entered into an agreement with Connecticut General Life Insurance Company ("Connecticut General") for Connecticut General to reinsure, on a 100% coinsurance basis, the Company's in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates ("CIGNA"). This reinsured block constitutes substantially all of the Company's medical stop-loss insurance business. The small portion remaining consists of medical stop-loss coverages sold to clients other than those of CIGNA. The medical stop-loss business produced revenue of $14.1 million in 1998.

   On April 30, 1998, the Company closed the sale of its in-force individual and tax-sheltered annuity business to American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, affiliates of American General Corporation ("American General"). The sale was effected by reinsurance in the form of 100% coinsurance agreements whereby the financial liability for the various annuity lines was transferred to American General. The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities. In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which were no longer actively marketed by the Company. The sale does not include the Company's block of guaranteed investment contracts ("GICs") or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million.

   Revenue in the Other segment declined $61.3 million, or 35.9 percent, to $109.6 million in the first quarter of 1999 from $170.9 million in the first quarter of 1998. The decline in revenue in this segment is primarily due to lower net investment income, which declined $52.5 million, or 35.8 percent, to $94.2 million in the first quarter of 1999 from $146.7 million in the first quarter of 1998. This decline is primarily the result of a decrease in GIC funds under management from $1,290.6 million as of March 31, 1998, to $422.3 million as of March 31, 1999, resulting from the strategic decision to discontinue the sale of GICs. Also in this segment, premium income declined $10.1 million, or 45.5 percent, to $12.1 million in the first quarter of 1999 from $22.2 million in the first quarter of 1998. This decline is primarily due to the reinsurance of the medical stop-loss and annuity blocks of business.

   Income in the Other segment declined $2.6 million, or 18.2 percent, to $11.7 million in the first quarter of 1999 from $14.3 million in the first quarter of 1998. Income in the group pension line of business declined to $4.4 million in the first quarter of 1999 from $8.1 million in the first quarter of 1998 primarily due to the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Also within this segment, results from the COLI line of business declined to $4.6 million in the first quarter of 1999 from $5.4 million in the first quarter of 1998.

Corporate Segment Operating Results

   The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

   Revenue in the Corporate segment increased $4.2 million to $7.3 million in the first quarter of 1999 from $3.1 million in the first quarter of 1998. This increase is primarily the result of higher net investment income from unallocated capital and surplus.

   The Corporate segment reported a loss of $14.6 million in the first quarter of 1999 compared to a loss of $11.3 million in the first quarter of 1998. Interest and debt expense increased to $16.1 million in the first quarter of 1999 from $15.6 million in the first quarter of 1998.

Liquidity and Capital Resources

   Cash flows from operations were $199.3 million for the three months ended March 31, 1999 as compared to $188.2 million in the comparable period in 1998. The Company believes the cash flow from its operations will be sufficient to meet its operating and financial cash flow requirements. Periodically, the Company may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

   The Company's liquidity requirements are met primarily by cash flow provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash flow from operations was sufficient in the first quarter of 1999. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

   In November 1998, the Company announced its plans to merge with UNUM, a leading provider of disability products and other employee benefits, in a transaction that will create UNUMProvident Corporation. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

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

   For the past three years, the Company's exposure to non-current investments has improved significantly from prior years. These non-current investments are primarily foreclosed real estate and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments totaled $18.8 million at March 31, 1999, or 0.11 percent of invested assets.

   The Company's investment in mortgage-backed securities approximates $1.9 billion on an amortized cost basis at March 31, 1999 and $2.0 billion at December 31, 1998. At March 31, 1999, the mortgage-backed securities had an average life of 11.1 years and effective duration of 8.6 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

   The Company's exposure to below-investment-grade fixed maturity securities at March 31, 1999, was $1,367.4 million, representing 8.1 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,366.4 million at December 31, 1998, representing
7.9 percent of invested assets.

   The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps to manage duration and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio.

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

   The following table provides information as to the timeline of phases of completion of the year 2000 project for different areas of the Company's business:

                         Year 2000 Project--Timeline(1)

                            4Q 1995           1Q 1996         2Q 1996        3Q 1996           4Q 1996
                        ---------------   --------------- --------------- -------------- --------------------
 Business
 Applications           Impact analysis   Initial project Development     Pilot
                        completed         plan            of              applications
                                          developed       methodology     chosen to
                                                                          validate
                                                                          methodology
 Project
 Office                                   Corporate
                                          awareness
                                          activities
                                          begin


                                              1Q 1997         2Q 1997        3Q 1997           4Q 1997
                                          --------------- --------------- -------------- --------------------
 Business Applications                    Detail project  Risk                           Regression
                                          plan            assessments                    testing begins
                                          developed       performed;
                                                          inventory
                                                          completed

 User Developed Systems                                                   Inventory      Risk assessments
                                                                          begins         completed

 Hardware and Software                                    Vendor surveys  Vendor         Inventory of
                                                          initiated       management     hardware and
                                                                          program        software begins
                                                                          formalized

 Enterprise Computing                                     Future date     Upgrade of     Definition/analysis/
                                                          time machine    infrastructure work plan
                                                          environment     products       development/
                                                          planning begins begins         construction of
                                                                                         in-house system
                                                                                         applications

 Business Partners                                                        Awareness
                                                                          campaign
                                                                          extends to
                                                                          responses to
                                                                          external
                                                                          inquiries

 Project Office                                           Documentation   Project Office Formalized
                                                          and audit       formed         executive and
                                                          process defined                board reporting



                   Year 2000 Project--Timeline (Continued)(1)

                          1Q 1998        2Q 1998         3Q 1998           4Q 1998
                        -----------   -------------- ---------------- -----------------
 Business
 Applications                         Construction                    Full compliance
                                      completed;                      of business
                                      business                        applications
                                      applications
                                      begin time
                                      machine
                                      testing
 User Developed Systems                              Systems in       Full compliance
                                                     construction and of user
                                                     testing          developed
                                                                      systems

 Hardware and Software                Inventory of   Standard
                                      field office   software
                                      third party    configuration
                                      service        established
                                      providers

 Enterprise Computing   Time          Certification  Full compliance
                        machine       testing of     of home office
                        environment   computing      infrastructure;
                        constructed   infrastructure network and
                        at            completed      telephony
                        3 sites                      systems

 Business Partners      Request for   Contingency    Contingency      Business partner
                        information   planning       plans finalized  interface testing
                        sent to       process        for all critical
                        electronic    defined by     business
                        business      critical       interfaces
                        partners      business
                                      processes

 Project Office                       Testing                         Business impact
                                      metrics                         teams
                                      established                     formulated
                                      for time
                                      machine

                  Year 2000 Project--Timeline (Continued)(1)

                           1Q 1999            2Q 1999      3Q 1999  4Q 1999--2000
                       ---------------   ----------------- ------- ----------------
 Hardware and Software                                             Contingency
                                                                   plans
                                                                   implemented as
                                                                   required

 Enterprise Computing                    Upgrade and
                                         replacement
                                         of all PC
                                         systems
                                         completed

 Business Partners                       Business                  Contingency
                                         partner interface         plans
                                         testing                   implemented as
                                         completed                 required

 Project Office        Enterprise--      "Rollover"                "Rollover" plan
                       wide              plan                      executed;
                       integration       developed;                business and
                       testing for       including                 information
                       recertification   response                  systems
                       begins            team                      response teams
                                         requirements              in place

                                                                   Enterprise--
                                                                   wide integration
                                                                   testing for
                                                                   recertification
                                                                   completed

--------
   (1) With regard to GENEX, a separate operating subsidiary acquired in February 1997, the primary approach to attaining year 2000 compliance will be replacing non-compliant systems with compliant systems. This process is expected to be complete in the fourth quarter of 1999.

   With the exception of GENEX, as of December 31, 1998, the Company had completed the compliance testing of its material business systems. Compliance testing was conducted in an isolated, date-forward environment using the Company's standard of compliance (see above). In March 1999, the Company began periodically testing its systems in this date-forward environment to ensure continued compliance into the next century. The first of these tests is scheduled for completion on May 14, 1999. In addition, the Company has been scheduling testing of external electronic interfaces with its business partners.

   There are numerous instances in which third parties having a relationship with the Company have year 2000 issues to address and resolve. These include primarily vendors of hardware and software, holders of group insurance policies, issuers of investment securities, financial institutions, governmental agencies, and suppliers. An aspect of the project has been to identify these third parties and generally to contact them seeking written assurance as to the third party's expectancy to be year 2000 compliant. Written requests have been sent to more than 925 third parties. The nature of the Company's follow up depends upon its assessment of the response and of the materiality of the effect of non-compliance by the third party on the Company. For example, the Company follows up with additional written requests and telephonic inquiries depending upon the circumstances and in some instances determines that it is appropriate to test third party systems about which it has received written assurance. Those third parties have been contacted regarding the testing of electronic interfaces. Project personnel have identified primary business areas which, based on the status of current responses from third parties and their risk assessments, have the potential for year 2000 problems. In instances in which the effect of non-compliance may be deemed materially adverse to the Company's business, results of operations, or financial condition, the project personnel have determined alternatives for contingent arrangements, and project personnel are considering appropriate documentation of potential procedural changes by the Company or third party providers. At this time these include various plans for investments and cash management, underwriting, client services, workplace management, and claims. With regard to material relationships, contingency plans are expected to be ready for execution by the end of second quarter, 1999.

   Since inception of the project, the Company has expensed $6.8 million through March 31, 1999, in connection with incremental cost of the year 2000 project and estimates an additional $1.2 million to complete the project.

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

   Given the range of possibilities that may occur in connection with non-compliance with year 2000 that could affect the Company, particularly as a consequence of third parties, the Company is unable to provide an estimate of the impact of such non-compliance on its business, results of operations, or financial condition. With regard to non-compliance resulting from the Company's systems, which the Company believes to be less likely than that resulting from third parties, the Company would devote its financial and personnel resources, which include approximately 250 systems personnel who would be available, to remediate the problem as soon as possible. With regard to non-compliance resulting from third party failure, the Company is finalizing appropriate contingency arrangements that will minimize such impact; however, given the range of possibilities, no assurance can be given that the Company's efforts will be successful. In addition, the Company is developing detailed plans for activities for managing the "rollover" event. This includes plans for appropriate backup of data, year-end schedules, limiting installations of new code and the availability of special response groups tasked with identifying and resolving any issues which might occur in 2000. These groups include both information technology and business professionals.

   The foregoing discussion of the year 2000 issue contains forward-looking statements relating to such matters as financial performance and the business of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order for the Company to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience relating to compliance with year 2000 to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements concerning year 2000 issues, which involve certain risks and uncertainties. These factors include (i) the unanticipated material impact of a system fault of the Company relating to year 2000, (ii) the failure to successfully remediate, in spite of testing, material systems of the Company, (iii) the time it may take to successfully remediate a failure once it occurs, as well as the resulting costs and loss of revenues, and (iv) the failure of third parties to properly remediate material year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. The Company employs various derivative programs to manage these material market risks. The operations of the Company are subject to risk resulting from interest rate fluctuations, primarily long-term U.S.

interest rates. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. Management continually models and tests asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy within acceptable risk tolerances. This analysis is the precursor to the Company's activities in derivative financial instruments. The Company uses interest rate swaps, interest rate forward contracts, exchange-traded interest rate futures contracts, and options to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

   The Company is also subject to foreign exchange risk arising from its Canadian operations and certain Canadian dollar denominated investment securities. At March 31, 1999, there were no outstanding derivatives hedging the foreign currency risk. Canadian operations represent 4.6% and 4.5% of total assets at March 31, 1999 and December 31, 1998, respectively, and 5.1% of total revenue for the three month periods ended March 31, 1999 and 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K for the qualitative and quantitative aspects of market risk, including derivative financial instrument activity. During the first quarter of 1999, there was no substantive change to the Company's market risk.

                        REVIEW BY INDEPENDENT AUDITORS

   The condensed consolidated financial statements at March 31, 1999, and for the three months then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                          PART II--OTHER INFORMATION

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

                                          Provident Companies, Inc.
                                          (Registrant)


   Date: May 14, 1999                     /s/ J. Harold Chandler
                                          -------------------------------------
                                          J. Harold Chandler
                                          Chairman, President and
                                          Chief Executive Officer


   Date: May 14, 1999
                                          /s/ Thomas R. Watjen
                                          -------------------------------------
                                          Thomas R. Watjen
                                          Vice Chairman and
                                          Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       to

                                   FORM 10-Q

                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS

            EXHIBIT                                              PAGE
            -------                                              ----
 Exhibit 15 Letter re: unaudited interim financial information    37
 Exhibit 27 Financial Data Schedule (for SEC use only)            38