Form 10-Q/A
period 1999-03-31
PROVIDENT COMPANIES INC /DE/
filed 1999-05-18
CIK 5513

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-Q/A

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


                          Total number of pages are 3

================================================================================

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

                                          Provident Companies, Inc.
                                          (Registrant)


   Date: May 14, 1999                     /s/ J. Harold Chandler
                                          -------------------------------------
                                          J. Harold Chandler
                                          Chairman, President and
                                          Chief Executive Officer


   Date: May 14, 1999
                                          /s/ Thomas R. Watjen
                                          -------------------------------------
                                          Thomas R. Watjen
                                          Vice Chairman and
                                          Chief Financial Officer

                               INDEX OF EXHIBITS

            EXHIBIT                                              PAGE
            -------                                              ----
 Exhibit 15 Letter re: unaudited interim financial information    29
 Exhibit 27 Financial Data Schedule (for SEC use only)            30