Form 10-K/A
period 1998-12-31
PROVIDENT COMPANIES INC /DE/
filed 1999-06-02
CIK 5513

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                            Amendment No. 1 to the
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This 10-K Amendment is being filed primarily for the purpose of submitting additional information concerning the proposed merger of Provident Companies, Inc. with UNUM Corporation and activities associated therewith in Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data and to reflect corrections to Item 10. Directors and Executive Officers of the Registrant and Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

  Employee Benefits. The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of GENEX. Product offerings include disability, permanent and term life insurance, and accidental death and dismemberment. Group disability comprises the majority of the segment, with $354.1 million of premium income in 1998. Group life generated $317.6 million of premium income in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 to 24.

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

  Voluntary Benefits. The Voluntary Benefits segment includes the results of individual products sold to groups of employees through payroll deduction at the work site ("voluntary benefits products"). The Company's premium income in 1998 totaled $84.2 million and consisted primarily of universal life and interest-sensitive life products as well as health products, principally intermediate disability income policies. Profitability of voluntary benefits products is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, and the ability of the Company to control administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 to 25.

  Other. The Other segment includes the results of GICs, group SPAs, COLI, individual annuities, medical and dental, and medical stop-loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 to 27.

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

  Regarding the Company's proposed merger with UNUM, the Company and UNUM have reviewed the anticipated disability claims experience, specifically the assumptions around expected disability claims duration on existing claims, considering the impact of the merger. The Company and UNUM anticipate that as a result of integrating their respective claim operations, there will be a temporary increase in claim costs. Each company expects that fewer claims will be resolved or closed during the period when the two companies are planning and implementing the integration of their claims organizations. The average length of duration for claims will increase resulting in more benefit payments being paid for a relatively short time until the consolidation of operations is complete. During the fourth quarter 1998, the Company and UNUM increased their claim reserves by approximately $93.6 million ($60.8 million after tax) and $59.4 million ($38.6 million after tax), respectively, related to the expected increase in disability claim duration on existing claims. Additionally, the Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by the Company. It has been determined that the Company's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount claim reserves for group long-term disability, individual disability, and the disability businesses of UNUM Limited a UNUM subsidiary in the UK. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's claim reserves upon consummation of the merger of approximately $230.0 million ($150.0 million after tax). See "Notes 6 and 17 of the Notes to Consolidated Financial Statements" for further discussion.

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

Risk Factors

  Any one or more of the following factors may cause the Company's actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 29.

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

  Income in the Individual segment increased $2.7 million, or 1.2 percent, to $235.0 million in 1998 from $232.3 million in 1997. The increase in this segment was primarily the result of increased income in the individual life line of business to $36.0 million in 1998 from $28.7 million in 1997 due to the acquisition of Paul Revere and higher net investment income. Income in the individual disability income line of business declined $4.6 million, or 2.3 percent, to $199.0 million in 1998 from $203.6 million in 1997. This decline is primarily due to an $81.0 million increase in the individual disability reserves for existing claims related to the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM Corporation ("UNUM"). The impact on productivity is expected to lengthen the average claims duration for a relatively short period of time until the new claims organization completes its transition process following the merger. See "Notes 6 and 17 of the Notes to Consolidated Financial Statements" for further discussion.

  In 1997, income in the Individual segment increased $116.9 million, or 101.3 percent, to $232.3 million from $115.4 million in 1996. This increase is primarily due to the acquisition of Paul Revere and improved results in the Company's individual disability income line of business. In this line, income increased $112.3 million, or 123.0 percent, to $203.6 million in 1997 from $91.3 million in 1996. This improvement is primarily due to two reasons. The first is the inclusion of the earnings from the acquisition of Paul Revere. The Paul Revere individual disability income line of business performed in line with the overall loss ratio expectations for 1997 when compared to the purchase accounting assumptions. In late 1998, the Company performed a detailed actuarial study which covered the calendar years 1992 through 1997. This retrospective study is used for pricing reviews and business analysis. The study revealed that incidence (the number of new claims) was better than expected for the period from March 31, 1997 through December 31, 1997. The favorable incidence experience was estimated to have increased income approximately $22.0 million compared to expected. The favorable incidence experience resulted in an increase in pre-tax income of approximately
$7.0 million, $8.0 million, and $7.0 million for the three month periods ended June 30, 1997, September 30, 1997, and December 31, 1997, respectively. This favorable incidence experience was offset by the unfavorable claim resolution experience during this same period. The unfavorable claim resolution experience was estimated to have decreased income approximately $26.0 million compared to expected. The unfavorable claim resolution experience resulted in a decrease in pre-tax income of approximately $8.0 million, $9.0 million, and $9.0 million for the three month periods ended June 30, 1997, September 30, 1997, and December 31, 1997, respectively. Additionally, the study performed by the Company indicates the disruption in the claim resolutions began in the first quarter of 1996 as Paul Revere personnel became aware of a pending sale transaction and peaked in the first quarter of 1997 immediately prior to the completion of the acquisition. The estimated reduction in income from the lower claim resolutions during the fifteen month period ended March 31, 1997 was approximately $87.0 million with $38.0 million of the reduction occurring in the first quarter of 1997. Upon the closing of the transaction, the Company's claims management team became directly involved in the claims management process for the acquired business. After reviewing the details of the study and other data now available, management believes the lower claim resolution rate in 1997 for the Paul Revere individual disability business was primarily due to the disruption in the claims management process as a result of the claims integration activities that were underway as the Company's claims management process was implemented at Paul Revere. A provision for the disruption in the claims management process was not accrued at the time of the acquisition of Paul Revere. The primary reason for not recording a charge at the time was management's belief that the changes could be implemented to Paul Revere's claims management process without affecting the claim resolutions. Management does not view either the incidence variance or the claim resolution variance as warranting a change in the underlying purchase accounting reserve assumptions with respect to the acquired Paul Revere business. Due to the long-term nature of the business, the favorable variance in incidence is viewed as a normal fluctuation and under generally accepted accounting principles is not subject to revision. In early 1998 claim resolution rates returned to expected levels and are now performing at expectations, requiring no change in assumptions.

  The Company did not record a provision for the claims disruption that occurred in the Paul Revere transaction for two reasons. Management believed that the claims operation integration process could be managed without adversely affecting the claim resolutions. The actual disruption that was experienced was not known until the experience study for the period 1992-1997 was completed in late 1998 with the final report dated January 4, 1999. Since the acquisition of Paul Revere was the first major acquisition involving two large disability writers, management did not have a precedent on which to base an assumption that a material claims disruption would occur.

  The second reason for the improvement is the higher level of net claim resolutions on the business originated by the Company prior to the Paul Revere acquisition. Management believes the substantial investment in the individual disability claims management process since the first quarter of 1995 helped produce the improvement that occurred in this line. The major elements of this investment include an emphasis on early intervention to better respond to the specific nature of the claims, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $28.7 million in 1997, an increase of $4.6 million, or 19.1 percent, over the $24.1 million in 1996. The increase is the result of the acquisition of Paul Revere.

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

  Income in the Employee Benefits segment increased $45.6 million, or 114.0 percent, to $85.6 million in 1998 from $40.0 million in 1997. The increase is primarily the result of the acquisition of Paul Revere and improved results in the group disability, group life, accidental death and dismemberment, and GENEX lines of business. The group disability line of business produced income of $39.4 million in 1998 compared to $15.3 million in 1997, primarily due to the acquisition of Paul Revere and the impact of updated factors used in calculating Social Security offset amounts and probabilities and claim termination rates, resulting from year-end 1997 group disability reserve studies. Included in the results from this line for 1998 is a $12.6 million increase in group disability reserves for existing claims related to the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM. See "Notes 6 and 17 of the Notes to Consolidated Financial Statements" for further discussion. Also in this segment, income in the group life and accidental death and dismemberment lines increased to $41.0 million in 1998 from $22.7 million in 1997. Income for GENEX increased to $5.2 million in 1998 from $2.0 million in 1997.

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

  In the fourth quarter of 1998, the Company recorded a $93.6 million pre-tax charge for the expected increase in claims duration due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM. Management expects the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The $93.6 million reserve increase ($81.0 million in the Individual segment and $12.6 million in the Employee Benefits segment) is not considered material from a capital adequacy position.

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
                                                   ========  ========  ========

See notes to consolidated financial statements

                  PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

  Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting practices prescribed or permitted by state regulatory authorities (see Note 16). The consolidated financial statements include the accounts of Provident Companies, Inc. and its wholly-owned subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

  Disabled lives reserves for future policy and contract benefits on disability income policies are calculated based upon assumptions as to interest and claim resolution rates that are currently appropriate. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. Each product line has its own portfolio of assets which is used to establish the interest rate assumptions used in the calculation of its reserves. The portfolio for a specific product line is used for both establishing interest rate assumptions and managing asset/liability durations and does not include the assets backing capital and surplus. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow similar timing and amount patterns to those of the anticipated liability payments. Claim resolution rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience as well as Company actions which would have a material impact on claim resolutions and for which plans have been established and committed to by management. The assumptions vary by year of claim incurral and may include a provision for adverse deviation.

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

  It is the Company's policy to estimate the ultimate cost of settling claims in each reporting period based upon the information available to management at the time. Actual claim resolution results are monitored and compared to those anticipated in claim reserve assumptions. Claim resolution rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience as well as Company actions which would have a material impact on claim resolutions. Company actions for which plans have been established and committed to by management are factors which could modify past experience in establishing claim reserves. Adjustments to the reserve assumptions will be made if expectations change.

  During the fourth quarter of 1998, the Company recorded a $93.6 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have been incurred but not yet reported are considered liabilities of the Company. These claims are expected to be reported during 1999 and will be affected by the claims operations integration activities. The $93.6 million claim reserve increase represents the estimated value of cash payments to be made to these claimants as a result of the claim operations integration activities. The cash payments will be paid over the life of the claims which is expected to average approximately seven years. Management believes the reserve adjustment is required based upon the integration plans in place and committed to by management and based upon management's ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process.

  Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The proposed merger of UNUM Corporation (UNUM) and the Company is expected to have a near-term adverse impact on the efficiency and effectiveness of the Company's claims management function resulting in some delay in claim resolutions and additional claim payments to policyholders. Claims personnel will be distracted from normal claims management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training will further reduce resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to the Company because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

  Immediately following the announcement of the merger and continuing into December of 1998, senior management of UNUM and the Company worked to develop the strategic direction of the UNUMProvident claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. During the first six months of 1999, the plans anticipate that 80 claims managers and benefit specialists will be involved up to 30 percent of the time developing the detailed integration plans. Once the merger is consummated, which is expected to be June 30, 1999, all claims personnel will require training and are expected to be involved in the process of implementing the new work processes. The implementation and training efforts are estimated to require one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management believes that the anticipated twelve month period is adequate to execute the integration plans. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998.

  The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, thus reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claims staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs will be expensed in the period incurred and management does not expect these additional costs to be material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions, that is, excluding the effect of the claims operations integration activities, are 90% for the first and second quarters of 1999, 85% for the third quarter, and 90% for the fourth quarter of 1999. The revised claim resolution rates for the third quarter are lower than the first and second quarters because all claims personnel are expected to be involved in the implementation and training efforts. The integration activities as indicated in the action plans are expected to be complete by December 31, 1999.

  In order to validate these assumptions, the Company also examined the historical level and pattern of claims management effectiveness as reflected in claim resolution rates for the insurance subsidiaries of The Paul Revere Corporation (Paul Revere) which was acquired by the Company in 1997. Subsequent to the Paul Revere acquisition and integration, the Company has been able to develop experience studies for the Paul Revere business. These studies are prepared for pricing purposes and to identify trends or changes in the business. These studies, which were not available for the Paul Revere business at the time of the acquisition, allowed the Company to gain a greater understanding of the impact of the claims integration activities on the claim resolution rates of the Paul Revere business. These studies show that the Paul Revere business experienced a decline in its claim resolution rates from a base in 1995 of 100% to 90.4% in 1996 and 80.3% in 1997. Changes in morbidity and other factors were considered and reviewed to determine that a primary cause of the reduced claim resolution rates was the disruption caused by the change in the claims management process. Although the circumstances of the UNUMProvident merger are very different, the claims integration activities are very similar, and the Paul Revere experience is relevant. The primary circumstances that created claims disruption for Paul Revere were the initial lack of clarity of the organization, process, and structure, the need to plan for a significant transition to new claims processes, and the training and implementation related to those changes. All of those elements will impact the Company in the UNUMProvident merger. One primary difference is that the duration of the potential disruption in the UNUMProvident merger is not expected to be as long as was the case with the Paul Revere acquisition. The Company's revised claim resolution rates assumed for the first two quarters in 1999 (90%) were compared to the Paul Revere experience in 1996, the period preceding the acquisition. It was determined that the revised assumptions appeared to be reasonable. During the third and fourth quarters of 1999, the claims integration plans provide for increased activity due to training and implementation of new processes. The Company's revised claim resolution rates for the third and fourth quarter of 1999 are 85% and 90%, respectively. These rates were compared to the Paul Revere experience in 1997, during the implementation and training phase of the Paul Revere claims organization when claims resolution rates declined to 80.3% of prior levels. Management judged that it was reasonable to assume that the impact to the Company would be less than it was to Paul Revere since some of the Company's claims management practices will not change. The historical experience of Paul Revere provides a statistical reference for the expected experience for the Company when adjusted for the projected effects of the claims integration plans.

  In order to evaluate the financial effect of merger-related integration activities, the Company projected the ultimate cost of settling all claims incurred as of December 31, 1998, using the revised claim resolution rates. This projection was compared to the projection excluding the adjustment to the claim resolution rates to obtain the amount of the charge. The Company reviewed its estimates of the financial impact of the claims operations integration activities with its actuaries and independent auditors.

  Claim reserves at December 31, 1998 include $93.6 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as an increase in reserves for future policy and contract benefits. The effect of lower claim resolutions is expected to emerge quarterly in the amount of $22.1 million in each of the first two quarters of 1999, $29.6 million in the third quarter, and $19.8 million in the fourth quarter of 1999. If claim resolutions emerge as expected, there will be no impact to income from operations during 1999. Any variance from the assumptions noted above will be reflected in income in the current period. The adverse impact of the claims operations integration activities on resolution rates is not expected to continue beyond 1999. The Company will report in its subsequent filings and will discuss within the Individual and Employee Benefits segments sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" the status of the claims operations integration activities, the impact of these activities, and any material variances from the revised estimate of claim resolution rates. As part of the periodic review of claim reserves, management will review the status and execution of the claims operations integration plans with claims management on a quarterly basis. The review will consider claims operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998. The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerge. Among the factors that could affect the reserve assumptions is the possible delay in the consummation of the merger, thus delaying implementation of integration of the companies' claims management operations. Other factors include the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claims management staff relative to the original integration plans of the Company.

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
                                          ========  =======  =======  =======

  The weighted average assumptions used in the measurement of the Company's benefit obligation as of December 31, 1998 and 1997 are as follows:

                                                               Postretirement
                                           Pension Benefits       Benefits
                                           ------------------  ----------------
                                             1998      1997     1998     1997
                                           --------  --------  -------  -------
Discount Rate.............................     6.75%     7.25%    6.75%    7.25%
Expected Return on Plan Assets............     8.50%     8.65%    8.50%    8.50%
Rate of Compensation Increase.............     4.00%     4.65%     --       --

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

The Paul Revere Corporation

  On March 27, 1997, the Company acquired The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million (19,047,620 shares of common stock), common equity of $437.5 million (23,340,000 shares of common stock) and cash of $2.5 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $6,667.9 million and $6,809.1 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The interest rate used to determine the value of business acquired for traditional products was the reserve discount rate. The interest rate used for interest-sensitive products was based on the current interest rate credited on account values. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability income products and on the estimates of future gross profits for interest-sensitive individual life products. Goodwill will be amortized on a straight-line basis over a 40 year period. The consolidated financial statements include the operating results of Paul Revere from April 1, 1997.

  The purchase price allocation at the date of acquisition was preliminary. The initial purchase price allocation consisted of adjustments of $188 million to reflect changes in the reserve assumptions including those for interest rates, the inclusion of overhead expenses, the addition of provisions for adverse deviation and an adjustment to conform to the Company's reserving methods. The provisions for adverse deviation allow for possible unfavorable deviations from assumptions, such as mortality, morbidity, interest, persistency and expenses. The provisions for adverse deviation are an integral part of each assumption underlying the reserves held by the Company. Individual disability insurance contracts are long duration contracts that may remain in force for as long as thirty to fifty years. As actual experience with respect to assumptions such as mortality, morbidity, interest, persistency and expenses varies from that assumed in the initial purchase accounting reserves, it will be reflected in income at that time. At March 27, 1997, the reserve assumptions had been established; however, the ability to fully apply those assumptions was incomplete as the necessary models and databases were not completely developed. Subsequent to the date of the acquisition, the Company continued to gather and analyze additional data and refine models and application of the assumptions in order to estimate the fair value of assets and liabilities acquired. In estimating the fair value of reserve liabilities, the Company segmented reserves by certain characteristics such as occupation, age, benefit period, issue year, etc. that were in much more detail than that used by Paul Revere. The most significant changes from Paul Revere's approach is related to applying more detailed assumptions for benefit periods. The Company segments its reserves by lifetime-benefit period and non-lifetime benefit period recognizing the important difference in these contract provisions. The Company needed time to complete the purchase price allocation. The purchase price allocation was completed in the fourth quarter of 1997 and resulted in an increase in reserves of $157.8 million from that included in the original purchase price allocation. The primary increases were related to revaluing policy liabilities in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The final purchase price allocation also resulted in an increase in goodwill of $151.5 million from the original purchase price allocation. The purchase price allocation and subsequent adjustments are shown below by major balance sheet category.

                                                      March 31, 1997
                                            -----------------------------------
                                              Initial   Subsequent     Final
                                            Balance as  Adjustment  Balance as
                                            Reported by to Purchase Reported by
                                             Provident  Allocation   Provident
                                            ----------- ----------- -----------
                                                 (in millions of dollars)
Assets
Total Investments..........................  $5,723.1     $ 22.9     $5,746.0
Deferred Federal Income Tax Asset..........     107.3       56.8        164.1
Value of Business Acquired.................     672.1      (24.1)       648.0
Goodwill...................................     531.7      151.5        683.2
All Other Assets...........................     749.6        8.2        757.8
                                             --------     ------     --------
   Total Assets............................  $7,783.8     $215.3     $7,999.1
                                             ========     ======     ========
Liabilities and Stockholders' Equity
Policy and Contract Benefits, Reserves for
 Future Policy
 and Contract Benefits, and Unearned
 Premiums..................................  $4,302.2     $157.8     $4,460.0
Other Policyholders' Funds.................   1,985.9       51.4      2,037.3
All Other Liabilities......................     305.7        6.1        311.8
                                             --------     ------     --------
   Total Liabilities.......................   6,593.8      215.3      6,809.1
Stockholders' Equity.......................   1,190.0         --      1,190.0
                                             --------     ------     --------
   Total Liabilities and Stockholders'
    Equity.................................  $7,783.8     $215.3     $7,999.1
                                             ========     ======     ========

  Subsequent to the initial valuation, certain not readily marketable investments were sold for $22.9 million more than originally estimated. Under purchase accounting the $22.9 million is required to be recorded as an offset to goodwill by increasing the market values originally assumed.

  The adjustments to policy and contract benefits, reserves for future policy and contract benefits, and unearned premiums; other policyholders' funds; and value of business acquired reflect the use of the Company's reserve assumptions which were established at March 31, 1997. These assumptions include provisions for adverse deviation and give effect to the inclusion of overhead expense which Paul Revere was not permitted to do under GAAP at September 30, 1996 when the premium deficiency charge was recorded. Subsequent to the initial valuation run, the valuation models were updated to conform to the Company's approach using more detailed models than used by Paul Revere. The offset to these adjustments was to the value of business acquired and goodwill. The reserve assumptions were established at March 31, 1997 and were held constant as the models were updated.

  The adjustment to all other liabilities primarily reflects the reclassification of certain amounts between balance sheet categories to reflect the Company's reporting practices.

  The adjustment to the deferred federal income tax asset reflects the tax impact of the adjustments recorded for the various asset and liability categories.

  Goodwill is the offsetting adjustment for the changes noted above.

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

  On the date the merger is completed, UNUMProvident will record expenses related to the merger of approximately $138.0 million ($101.0 million after tax). The estimated expenses related to the merger include amounts for severance and related costs, exit costs for duplicative facilities and asset abandonments, and investment banking, legal, and accounting fees. In addition, the Company will record an expense related to the early retirement offer on the date the merger is consummated of approximately $14.0 million ($9.0 million after tax). The early retirement offer to the Company's employees is subject to acceptance by the employees and the closing of the merger. GAAP requires both contingencies to be met before the charge is recognized. UNUM will record an expense related to the early retirement offer of approximately $58.0 million ($38.0 million after tax). The UNUM early retirement offer to employees is not contingent upon the closing of the merger; therefore, under GAAP, the charge will be recorded as soon as the employees accept the offer. The employees have until June 17, 1999, to accept the offer, or the offer will expire.

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
                              =========  =========    =======       =========

--------

(a) The Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications, and as a result of this review, it may be necessary to adjust the combined financial statements to conform to those accounting policies and classifications that are determined to be most appropriate.

    One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differ from that used by the Company. While the Company's and UNUM's current methods for calculating the discount rate for disability claim reserves are in accordance with GAAP, both companies' management believe that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. Anticipated in the merger was the combination of the investment functions of the Company and UNUM. UNUMProvident's investment function will be managed by the Company's personnel, and the current investment strategies of the Company will be utilized by the combined entity. The current UNUM methodology uses the same investment strategy for assets backing both liabilities and surplus. The

   Company's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, has been determined by management to be the most appropriate approach for the combined entity. Accordingly, UNUM will adopt the Company's method of calculating the discount rate for claim reserves.

   UNUM estimated the impact of this change in method on the estimate of unpaid claims reserves and will record a pre-tax charge effective with the merger of approximately $230.0 million ($150.0 million after tax). This estimated merger related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations. This estimate, which will be reported in operating earnings, was based on a projection of UNUM's investment portfolio and claim liabilities as of June 30, 1999, the expected completion date of the merger. For the discount rates affected by the change in UNUM's methodology, the current interest rates used to discount UNUM's claim reserves and the projected interest rates using the Company's method as of June 30, 1999, are as follows:

                                                Current Rates   Projected Rates
                                              December 31, 1998  June 30, 1999
                                              ----------------- ---------------
   Group Long-term Disability (North
    America)................................        7.76%            6.65%
   Group Long-term Disability and Individual
    Disability (United Kingdom).............        8.95%            7.74%
   Individual Disability (North America)....        7.39%            6.79%

    UNUM's unpaid claim reserves for these disability lines as of June 30, 1999, were estimated to be $5,376.0 million using the UNUM method for determining reserve discount rates and $5,606.0 million using the Company's method.

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

  An adjustment of $93.6 million for the anticipated increase in claims duration considering the impact of the merger with UNUM and an $8.0 million reserve strengthening for single premium annuities decreased operating results for the fourth quarter of 1998 by $101.6 million before taxes and $66.0 million ($0.48 per common share assuming dilution) after taxes. See Notes 6 and 17 for further discussion.

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

   Name                          Age                  Position
   ----                          ---                  --------
   J. Harold Chandler...........  49 Chairman, President, Chief Executive
                                      Officer, and Director
   Thomas R. Watjen.............  44 Vice Chairman and Chief Financial Officer,
                                      and Director
   Robert O. Best...............  49 Executive Vice President and Chief
                                      Information Officer/Client Services
   F. Dean Copeland.............  59 Executive Vice President and General
                                      Counsel
   Peter C. Madeja..............  40 Executive Vice President and President and
                                      CEO of GENEX Service, Inc.
   Ralph A. Rogers, Jr. ........  50 Senior Vice President and Treasurer

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

                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation              Long Term Compensation
                           ------------------------------------ -----------------------------------
                                                                       Awards               Payouts
                                                                ------------------------    -------
                                                                Restricted    Securities
                                                   Other Annual   Stock       Underlying     LTIP    All Other
      Name and                                     Compensation  Award(s)      Options      Payouts Compensation
 Principal Position   Year Salary ($) Bonus ($)        ($)        ($)(8)       (#) (10)       ($)       ($)
 ------------------   ---- ---------- ---------    ------------ ----------    ----------    ------- ------------
 J. Harold Chandler   1998  828,846     960,000(3)       0        368,571(8)          0         0       2,917(11)
 President/CEO        1997  736,539     922,500          0      4,590,670     1,200,000         0       1,615
                      1996  686,539   1,076,157          0        309,000       400,000         0       2,375

 Thomas R. Watjen     1998  519,231     550,000(4)       0        129,576(8)          0         0       2,400(11)
 EVP/CFO              1997  461,539     500,000          0      1,559,152       500,000         0           0
                      1996  418,269     427,164          0        105,888       100,000         0           0

 F. Dean Copeland(1)  1998  272,116     300,000(5)       0         63,348(8)          0         0       2,063(11)
 EVP/General          1997  153,846     151,875          0         55,938       200,000         0           0
 Counsel              1996        0           0          0              0             0         0           0

 Robert O. Best       1998  259,616     187,875(6)       0         18,141(8)          0         0       3,160(11)
 EVP/CIO              1997  230,962     150,000          0         80,045       150,000         0       2,375
                      1996  217,308     113,685          0         18,271        40,000         0       2,375

 Peter C. Madeja(2)   1998  225,000     106,750(7)       0                       10,366(9)             25,000
 EVP/President,       1997  227,346      92,156          0                       83,344                50,000
 GENEX                1996        0                      0                            0                     0

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

                                       Shares Beneficially Owned                % of
                             Shares       Subject To Options     Total Shares Provident
                          Beneficially     Exercisable as of     Beneficially  Common
   Person                    Owned            May 1, 1999          Owned(1)     Stock
   ------                 ------------ ------------------------- ------------ ---------
J. Harold
 Chandler(1)(5).........      793,962          1,520,000           2,313,962     1.69%
William L. Armstrong....        6,536             10,000              16,536      *
William H. Bolinder(2)..        3,128              2,500               5,628      *
Charlotte M.
 Heffner(3).............    7,700,862              7,500           7,708,362    5.69
Hugh B. Jacks(2)........        9,960                  0               9,960      *
Hugh O. Maclellan,
 Jr.(3).................   36,201,765              7,500          36,209,265    26.71
A. S. MacMillan(3)......          902              7,500               8,402      *
C. William Pollard(2)...       16,910                  0              16,910      *
Scott L. Probasco,
 Jr.(4).................      782,204                  0             782,204      *
Steven S Reinemund......        3,960              7,500              11,460      *
Burton E. Sorensen(2)...       29,693                  0              29,693      *
Thomas R. Watjen(1)(5)..      161,367            450,000             611,367      *
Robert O. Best(1)(5)....       61,442            161,000             222,442      *
F. Dean Copeland(1)(5)..       27,344             50,000              77,344      *
Peter C. Madeja (1)(5)..        8,686             50,000              58,686      *
All directors, nominees
 and Executive officers
 as a group (16 persons
 including the above
 named) (1)(2)(3)(5)....   40,519,787          2,170,492          42,640,279    30.91

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

    Mr. Chandler............................  117,204 (including 35,160 premium shares)
    Mr. Watjen..............................   43,004 (including 12,901 premium
                                                      shares)
    Mr. Best................................    6,629 (including 1,988 premium
                                                      shares)
    Mr. Copeland............................   12,949 (including 3,885 premium
                                                      shares)
    Mr. Madeja..............................    1,061 (including 318 premium
                                                      shares)
    As a group..............................  180,848 (including 54,253 premium shares)

  Also includes the following numbers of restricted stock awarded under the Stock Plan of 1994 for which the executive has sole voting power and receives dividends, but which are subject to risk of forfeiture until the date indicated:

    Mr. Chandler............................  150,000 (75,000) 3/31/2000 and
                                                      (75,000) 3/31/2001
    Mr. Watjen..............................   50,000 (25,000) 3/31/2000 and
                                                      (25,000) 3/31/2001
    Mr. Best................................    2,000 3/25/2000
    Mr. Copeland............................    1,000 5/19/1999
    Mr. Madeja..............................    1,000 2/28/2000
    As a group..............................  206,000 (including additional
                                                      2,000 at 3/25/2000)

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

(3) Information concerning the nature of the ownership of the securities listed here may be found below under the heading "Beneficial Ownership of Provident Securities." Information concerning shares for which ownership is disclaimed may also be found in that section. There is duplication in the number of shares reported for Ms. Heffner and Mr. Maclellan of 5,209,402; therefore, the number reported for all directors, nominees, and executive officers as a group have been adjusted accordingly.

(4) Mr. Probasco has sole voting and investment power with respect to 782,204 shares of Provident common stock. However, he disclaims beneficial ownership of 350,000 shares of Provident common stock of which he has sole voting and investment power as these shares are held in a family trust for the benefit of Mr. Probasco's sister.

(5) Shares owned by Messrs. Chandler, Watjen, Best, and Copeland and the executive officers as a group include shares owned in the MoneyMaker, a long-term 401(k) Retirement Savings Plan and the Provident Employee Stock Purchase Plan.

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

        Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998

        Consolidated Statements of Cash Flows for the three years ended December 31, 1998

        Notes to Consolidated Financial Statements

    (2) Schedules Supporting Financial Statements

      The following financial statement schedules of Provident Companies, Inc. and Subsidiaries are included in Item 14(d):

                                                                          Page
                                                                          ----
       I.   Summary of Investments--Other Than Investments in Related     100
            Parties (Consolidated)......................................
       II.  Condensed Financial Information of Registrant...............  101
       III. Supplementary Insurance Information (Consolidated)..........  105
       IV.  Reinsurance (Consolidated)..................................  107
       V.   Valuation and Qualifying Accounts (Consolidated)............  108

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


 (10.10) Description of Compensation Plan for Non-Employee Directors
         (incorporated by reference to Amendment No. 1 to registrant's Form 10-
         K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit
         10.15 to America's Form 10-K filed for fiscal year ended December 31,
         1993).

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

 (23.1)  Consent of Independent Auditors.

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

  Date: June 1, 1999

                                          PROVIDENT COMPANIES, INC.
                                          (Registrant)

                                                 /s/ J. Harold Chandler
                                          By: _________________________________
                                                     J. Harold Chandler
                                                  Chairman, President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 1, 1999.

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

                 *                              Director
______________________________________
        Scott L. Probasco, Jr.

                 *                              Director
______________________________________
          Steven S Reinemund

                 *                              Director
______________________________________
          Burton E. Sorensen

        /s/ Susan N. Roth               For all of the Directors
*By: _________________________________
            Susan N. Roth
           Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       to

                                   FORM 10-K

                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS

     Exhibit
     -------                             ---
(21)   Subsidiaries of the Company
(23)   Consent of Independent Auditors
(23.1) Consent of Independent Auditors
(24)   Powers of Attorney
(27)   Financial Data Schedule

  All other Exhibits are incorporated by reference as explained in the list in
Item 14(a)(3).