Form 10-Q/A
period 1999-03-31
PROVIDENT COMPANIES INC /DE/
filed 1999-06-02
CIK 5513

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                            Amendment No. 2 to the

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
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


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


                         Total number of pages are

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

This 10-Q Amendment is being filed primarily for the purpose of submitting additional information concerning the proposed merger of Provident Companies, Inc. with UNUM Corporation and activities associated therewith in Item 1. Financial Statements (Unaudited) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            PROVIDENT COMPANIES, INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FORWARD-LOOKING STATEMENTS.......................................    3

 FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Financial Condition at
          March 31, 1999 and December 31, 1998...........................    4

         Condensed Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998..................................    6

         Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998...........................    7

         Notes to Condensed Consolidated Financial Statements............    8

         Independent Auditors' Review Report.............................   18

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    19

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   28

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K................................   29

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

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          March 31   December 31
                                                            1999        1998
                                                         ----------- -----------
                                                             (in millions of
                                                                dollars)
                                                         (Unaudited)  (Audited)
ASSETS
Investments
 Fixed Maturity Securities:
  Available-for-Sale....................................  $14,392.9   $14,835.3
  Held-to-Maturity......................................      312.8       307.0
 Equity Securities......................................        4.0         2.1
 Mortgage Loans.........................................       17.8        17.8
 Real Estate............................................       43.6        43.6
 Policy Loans...........................................    2,090.5     2,089.6
 Other Long-term Investments............................        8.4         8.4
 Short-term Investments.................................       31.2        28.9
                                                          ---------   ---------
   Total Investments....................................   16,901.2    17,332.7

Other Assets
 Cash and Bank Deposits.................................       56.9        30.7
 Accounts and Premiums Receivable.......................      142.9        98.4
 Reinsurance Receivable.................................    3,057.4     3,101.0
 Accrued Investment Income..............................      368.7       335.1
 Deferred Policy Acquisition Costs......................      497.4       464.8
 Value of Business Acquired.............................      483.7       490.0
 Goodwill...............................................      687.5       692.3
 Property and Equipment.................................      137.7       129.9
 Miscellaneous..........................................       38.4        35.5
 Separate Account Assets................................      388.2       377.7
                                                          ---------   ---------
Total Assets............................................  $22,760.0   $23,088.1
                                                          =========   =========

See notes to condensed consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                        March 31   December 31
                                                          1999        1998
                                                       ----------- -----------
                                                           (in millions of
                                                              dollars)
                                                       (Unaudited)  (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy and Contract Benefits..........................  $   533.5   $   513.8
Reserves for Future Policy and Contract Benefits and
Unearned Premiums.....................................   13,923.2    13,829.2
Policyholders' Funds and Experience Rating Refunds....    2,980.1     3,227.3
Federal Income Tax Liability..........................      185.6       296.7
Short-term Debt.......................................       73.2        39.4
Long-term Debt........................................      600.0       600.0
Other Liabilities.....................................      552.7       495.5
Separate Account Liabilities..........................      388.2       377.7
                                                        ---------   ---------
  Total Liabilities...................................   19,236.5    19,379.6
                                                        ---------   ---------
Commitments and Contingent Liabilities--Note 7

Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company..........      300.0       300.0
                                                        ---------   ---------
Stockholders' Equity
 Common Stock, $1 par.................................      135.9       135.7
 Additional Paid-in Capital...........................      764.0       762.0
 Accumulated Other Comprehensive Income...............      438.2       685.7
 Retained Earnings....................................    1,894.6     1,834.3
 Treasury Stock.......................................       (9.2)       (9.2)
                                                        ---------   ---------
  Total Stockholders' Equity..........................    3,223.5     3,408.5
                                                        ---------   ---------
  Total Liabilities and Stockholders' Equity..........  $22,760.0   $23,088.1
                                                        =========   =========

See notes to condensed consolidated financial statements.

                   PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                    (in millions of dollars,
                                                       except share data)
Revenue
Premium Income..................................... $      619.1  $      587.2
 Net Investment Income.............................        326.8         361.8
 Net Realized Investment Gains.....................          4.0           6.2
 Other Income......................................         38.5          38.4
                                                    ------------  ------------
  Total Revenue....................................        988.4         993.6
                                                    ------------  ------------
Benefits and Expenses
 Policy and Contract Benefits......................        463.3         467.0
 Change in Reserves for Future Policy and Contract
    Benefits and Policyholders' Funds..............        170.0         168.6
 Commissions.......................................         80.5          90.7
 Interest and Debt Expense.........................         16.1          15.6
 Increase in Deferred Policy Acquisition Costs.....        (22.4)        (20.9)
 Amortization of Value of Business Acquired and
  Goodwill.........................................         12.9          14.2
 Other Operating Expenses..........................        153.3         145.5
                                                    ------------  ------------
  Total Benefits and Expenses......................        873.7         880.7
                                                    ------------  ------------
Income Before Federal Income Taxes.................        114.7         112.9
Federal Income Taxes...............................         40.9          41.8
                                                    ------------  ------------
Net Income......................................... $       73.8  $       71.1
                                                    ============  ============
Net Income Per Common Share
 Basic............................................. $       0.54  $       0.51
 Assuming Dilution................................. $       0.54  $       0.50
Dividends Per Common Share......................... $       0.10  $       0.10

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

Note 3--Reserves for Policy and Contract Benefits

   It is the Company's policy to estimate the ultimate cost of settling claims in each reporting period based upon the information available to management at the time. Actual claim resolution results are monitored and compared to those anticipated in claim reserve assumptions. Claim resolution rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience as well as Company actions which would have a material impact on claim resolutions. Company actions for which plans have been established and committed to by management are factors which would modify past experience in establishing claims reserves. Adjustments to the reserve assumptions will be made if expectations change.

   During the fourth quarter of 1998, the Company recorded a $93.6 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have been incurred but not yet reported are considered liabilities of the Company. These claims are expected to be reported during 1999 and will be affected by the claims operations integration activities. The $93.6 million claim reserve increase represents the estimated value of cash payments to be made to these claimants as a result of the claim operations integration activities. The cash payments will be paid over the life of the claims which is expected to average approximately seven years. Management believes the reserve adjustment is required based upon the integration plans it has in place and to which it has committed and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process.

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

   Immediately following the announcement of the merger and continuing into December of 1998, senior management of UNUM and the Company worked to develop the strategic direction of the UNUMProvident claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. For the first six months of 1999, the plans anticipate that 80 claims managers and benefit specialists will be involved up to 30% of their time developing the detailed integration plans. Once the merger is consummated, which was expected to be June 30, 1999, all claims personnel are expected to be involved in the process of implementing the new work processes and will require training. The implementation and training efforts are estimated to require one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management believes that the anticipated twelve month period is adequate to execute the integration plans. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998.

   The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claim staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs will be expensed in the period incurred and management does not expect these additional costs to be material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claim managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions (i.e., excluding the effect of the claim operations integration activities), are 90% for the first and second quarters of 1999, 85% for the third quarter, and 90% for the fourth quarter of 1999. The revised claim resolution rates for the third quarter are lower than the first and second quarters because all claims personnel are expected to be involved in the implementation and training efforts. The integration activities as indicated in the action plans are expected to be complete by December 31, 1999.

   In order to validate these assumptions, the Company also examined the historical level and pattern of claims management effectiveness as reflected in claim resolution rates for the insurance subsidiaries of The Paul Revere Corporation (Paul Revere) which was acquired by the Company in 1997. Subsequent to the Paul Revere acquisition and integration, the Company has been able to develop experience studies for the Paul Revere business. These studies are prepared for pricing purposes and to identify trends or changes in the business. These studies, which were not available for the Paul Revere business at the time of the acquisition, allowed the Company to gain a greater understanding of the impact of the claims integration activities on the claim resolution rates of the Paul Revere business. These studies show that the Paul Revere business experienced a decline in its claim resolution rates from a base in 1995 of 100% to 90.4% in 1996 and 80.3% in 1997. Changes in morbidity and other factors were considered and reviewed to determine that a primary cause of the reduced claim resolution rates was the disruption caused by the change in the claims management process. Although the circumstances of the UNUMProvident merger are very different, the claims integration activities are similar, and the Paul Revere experience is relevant. The primary circumstances that created claims disruption for Paul Revere were the initial lack of clarity of the organization, process, and structure, the need to plan for a significant transition to new claims processes, and the training and implementation related to those changes. All of those elements will impact the Company in the UNUMProvident merger. One primary difference is that the duration of the potential disruption in the UNUMProvident merger is not expected to be as long as was the case with the Paul Revere acquisition. The Company's revised claim resolution rates assumed for the first two quarters in 1999 (90%) were compared to the Paul Revere experience in 1996, the period preceding the acquisition. It was determined that the revised assumptions appeared to be reasonable. During the third and fourth quarters of 1999, the claims integration plans provide for increased activity due to training and implementation of new processes. The Company's revised claim resolution rates for the third and fourth quarter of 1999 are 85% and 90%, respectively. These rates were compared to the Paul Revere experience in 1997, during the implementation and training phase of the Paul Revere claims organization when claims resolution rates declined to 80.3% of prior levels. Management judged that it was reasonable to assume that the impact to the Company would be less than it was to Paul Revere since some of the Company's claims management practices will not change. The historical experience of Paul Revere provides a statistical reference for the expected experience for the Company when adjusted for the projected effects of the claims integration plans.

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

   Claim reserves at December 31, 1998 include $93.6 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as an increase in future reserves for policy and contract benefits. The effect of lower claim resolutions is expected to emerge quarterly in the amount of $22.1 million for each of the first two quarters of 1999, $29.6 million in the third quarter, and $19.8 million in the fourth quarter of 1999. If claim resolutions emerge as expected, there will be no impact to income from operations during 1999. Any variance from the assumptions noted above will be reflected in income in the current period. The adverse impact of the claims operations integration activities on resolution rates is not expected to continue beyond 1999. The Company will report in its subsequent filings and will discuss within the Individual and Employee Benefits segments sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" the status of the claims operations integration activities, the impact of these activities, and any material variances from the revised estimate of claim resolution rates. As part of the periodic review of claim reserves, management will review the status and execution of the claims operations integration plans with the claims management on a quarterly basis. The review will consider claims operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998. The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerge. Among the factors that could affect the reserve assumptions is the possible delay in the consummation of the merger, thus delaying implementation of integration of the companies' claims management operations. Other factors include the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claims management staff relative to the original integration plans of the Company.

   During the first quarter of 1999, claims operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for the first quarter of 1999 to be 90% of assumptions excluding the impact of the claims operations integration activities. The actual experience for the first quarter of 1999 was 90%, resulting in a reduction of $22.0 million from the $93.6 million additional 1998 claim reserve adjustment. In the first quarter of 1999, there was not a significant difference between the

$22.1 million effect anticipated in the $93.6 million additional claims reserve adjustment and the effect of lower claim resolutions experienced. The liability remaining for claim operations integration activities at March 31, 1999, was $71.6 million. Management expects the remaining claims operations integration activities to impact claim reserves as anticipated at December 31, 1998, and its estimate of the reserve required for the remainder of 1999 is unchanged from its original estimate made at year end 1998. Management will continue to evaluate the impact of the proposed merger with UNUM on disability claims experience and the assumptions related to expected claim resolutions.

Note 4--Earnings Per Common Share

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
                                                           ========== ==========

Note 5--Comprehensive Income

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

Note 6--Segment Information

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

Note 7--Commitments and Contingent Liabilities

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

Note 8--Merger with UNUM Corporation

   On November 22, 1998, the Company entered into an agreement with UNUM, pursuant to which the Company and UNUM will merge under the name UNUMProvident Corporation (UNUMProvident). Under the merger agreement, each outstanding share of the Company's common stock will be reclassified and converted into
0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests. The merger is subject to regulatory and Company stockholder and UNUM stockholder approval.

   The following unaudited pro forma combined condensed financial statements and explanatory notes are presented to show the impact on the historical financial positions and results of operations of the Company and UNUM of the planned merger under the pooling of interests method of accounting. The unaudited pro forma combined condensed financial statements combine the historical financial information of the Company and UNUM as of March 31, 1999, for the three month periods ended March 31, 1999 and March 31, 1998, and for the years ended December 31, 1998, 1997, and 1996. The unaudited pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of the earliest period presented. The unaudited pro forma combined condensed balance sheet assumes the merger was completed on March 31, 1999. The unaudited combined condensed pro forma financial statements as of March 31, 1999, for the three month periods ended March 31, 1999 and March 31, 1998, and for the years ended December 31, 1998, 1997, and 1996 are based on and derived from, and should be read in conjunction with, the Company's and UNUM's historical consolidated financial statements and related notes.

   On the date the merger is completed UNUMProvident will record expenses related to the merger of approximately $139.0 million ($109.0 million net of income taxes). The estimated expenses related to the merger include amounts for severance and related costs, exit costs for duplicative facilities and asset abandonments, and investment banking, legal and accounting fees. In addition, the Company will record an expense related to the early retirement offer on the date the merger is consummated of approximately $19.0 million ($13.0 million net of income taxes). The early retirement offer to the Company's employees is subject to acceptance by the employees and the closing of the merger. Generally accepted accounting principles (GAAP) requires both contingencies to be met before the charge is recognized. UNUM will record an expense related to the early retirement offer of approximately $75.0 million ($53.0 million net of income taxes). The UNUM early retirement offer to employees is not contingent upon the closing of the merger; therefore, under GAAP, the charge will be recorded as soon as the employees accept the offer. The employees have until June 17, 1999 to accept the offer or the offer will expire.

   The estimated expenses related to the merger and the early retirement offers to employees have not been reflected in the unaudited pro forma combined condensed balance sheet or statements of income and related per share calculations. The estimated expenses related to the merger and to the early retirement offers to employees increased $23.0 million from the $210.0 million estimate previously reported in the Company's 1998 annual report on Form 10-K (as amended). The increase was primarily a result of revised estimates for the number of employees accepting the early retirement offer, which is more costly than the severance plan, and exit activities related to duplicative facilities and asset abandonments. The estimated expenses represent management's best estimates based on available information at this time. Actual charges will differ from these estimates.

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
                               =========  =========   ========      =========

--------
(a) The Company and UNUM are in the process of reviewing their accounting policies and financial statement classifications and as a result of this review, it may be necessary to adjust the combined financial statements to conform to those accounting policies and classifications that are determined to be most appropriate.

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

    UNUM estimated the impact of this change in method on the estimate of unpaid claim reserves and will record a pre-tax charge effective with the merger of approximately $230.0 million ($150.0 million after tax). This estimated merger-related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations. This estimate, which will be reported in operating earnings of the merged companies, was based on a projection of UNUM's investment portfolio and claim liabilities as of June 30, 1999, the expected completion date of the merger. For the discount rates affected by the change in UNUM's methodology, the current interest rates used to discount UNUM's claim reserves and the projected interest rates using the Company's method as of June 30, 1999, are as follows:

                                                 Current Rates  Projected Rates
                                                 March 31, 1999  June 30, 1999
                                                 -------------- ---------------
   Group Long-term Disability (North America)..       7.74%          6.65%
   Group Long-term Disability and Individual
    Disability (United Kingdom)................       8.80%          7.74%
   Individual Disability (North America).......       7.37%          6.79%

    UNUM's unpaid claim reserves for these disability lines as of June 30, 1999, were estimated to be $5,376.0 million using the UNUM method for determining reserve discount rates and $5,606.0 million using the Company's method.

(b) The pro forma adjustments to common stock, additional paid-in capital, and treasury stock reflect the retirement of shares of UNUM common stock held in treasury, the reclassification of the Company's stock on a 0.73 to 1.0 basis which results in 98.8 million shares issued to replace the 135.4 million shares of the Company's common stock held by stockholders on March 31, 1999, the reduction in par value of the Company's common stock from $1.00 to $0.10, and the issuance to UNUM stockholders of 139.1 million shares of UNUMProvident common stock pursuant to the merger (calculated by multiplying the number of shares of UNUM common stock outstanding at March 31, 1999 of 139.1 million by the exchange ratio of 1.0 to 1.0 representing the number of shares UNUM stockholders will receive for each share of UNUM common stock they own immediately prior to consummation of the merger). The number of shares of UNUMProvident common stock that will be issued after completion of the merger will be based on the actual number of shares of UNUM common stock and the Company's common stock (after reclassification on a 0.73 to 1.0 basis) outstanding at the effective time of the merger.

 UNUMProvident Unaudited Combined Condensed Pro Forma Consolidated Statements
                                   of Income

                          Three Months Ended
                               March 31            Year Ended December 31
                          --------------------  -------------------------------
                            1999       1998       1998       1997       1996
                          ---------  ---------  ---------  ---------  ---------
                             (in millions of dollars, except share data)
Revenue
Premium Income..........  $ 1,704.2  $ 1,505.6  $ 6,189.1  $ 5,317.4  $ 4,327.2
Net Investment Income...      499.6      525.1    2,035.4    2,015.7    1,893.4
Net Realized Investment
 Gains (Losses).........        7.2        9.3       55.0       11.5       (5.2)
Other Income............       80.8       75.1      299.9      357.0      148.2
                          ---------  ---------  ---------  ---------  ---------
Total Revenue...........    2,291.8    2,115.1    8,579.4    7,701.6    6,363.6
                          ---------  ---------  ---------  ---------  ---------
Policyholder Benefits...    1,524.8    1,326.8    5,509.8    4,880.4    4,204.0
Commissions.............      242.5      233.4      826.5      716.2      555.2
Interest and Debt
 Expenses...............       32.9       27.3      119.9       84.9       58.5
Increase in Deferred
 Policy Acquisition
 Costs..................     (118.0)    (100.8)    (325.8)    (236.0)    (116.7)
Amortization of Value of
 Business Acquired and
 Goodwill...............       42.7       16.9       66.6       52.7        7.7
Other Operating
 Expenses...............      403.7      364.2    1,462.2    1,286.7    1,087.1
                          ---------  ---------  ---------  ---------  ---------
Total Benefits and
 Expenses...............    2,128.6    1,867.8    7,659.2    6,784.9    5,795.8
                          ---------  ---------  ---------  ---------  ---------
Income Before Income
 Taxes..................      163.2      247.3      920.2      916.7      567.8
Income Taxes............       73.9       82.7      302.8      299.1      184.2
                          ---------  ---------  ---------  ---------  ---------
Net Income..............  $    89.3  $   164.6  $   617.4  $   617.6  $   383.6
                          =========  =========  =========  =========  =========
Net Income Per Common
 Share
Basic...................  $    0.38  $    0.69  $    2.60  $    2.62  $    1.75
Assuming Dilution.......  $    0.37  $    0.67  $    2.54  $    2.57  $    1.72
Average Shares
 Outstanding (000s)
Basic...................  237,785.3  236,610.8  236,975.2  230,741.2  212,401.5
Assuming Dilution.......  242,253.2  242,573.6  242,348.9  235,818.2  215,301.1

   The above unaudited pro forma combined condensed statements of income reflect the results of operations of the Company and UNUM for the periods presented. No adjustments have been made to arrive at the pro forma combined condensed statements of income. Pro forma combined net income available to common shareholders was $89.3 million for the three months ended March 31, 1999. Pro forma combined net income available to common shareholders was $162.7 million for the three months ended March 31, 1998 and was net of preferred stock dividends of $1.9 million. Pro forma combined net income available to common shareholders of $615.5 million, $604.9 million, and $370.9 million for 1998, 1997, and 1996, respectively, was net of preferred stock dividends of $1.9 million in 1998 and $12.7 million in both 1997 and 1996. The pro forma combined basic and assuming dilution earnings per share for the respective periods presented are based on the combined weighted average number of common and dilutive potential common shares and adjusted weighted average shares of the Company and UNUM. The number of weighted average common shares and adjusted weighted average shares, including all dilutive potential common shares, reflects the reclassification of the Company's common stock on a 0.73 to 1.0 basis and the conversion of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

   In April 1999, UNUM completed a comprehensive strategic review of its reinsurance businesses. These businesses include reinsurance pool management operations and risk assumption (pool participation, direct reinsurance, and Lloyd's of London syndicate participation). UNUM's management concluded that these businesses are not solidly aligned with UNUM's strength in the disability insurance market. UNUM intends to sell the reinsurance management operations and either reinsure the risk assumption businesses or place them in run-off. As a result of the comprehensive review, UNUM recorded a special charge of $101.1 million ($88.0 million after tax) in the first quarter of 1999. The charge includes reserve increases for estimated losses in the Lloyd's of London syndicates and certain reinsurance pools, as well as a write-down of goodwill.

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

                                         ERNST & YOUNG LLP

Chattanooga, Tennessee
May 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following should be read in conjunction with the "Condensed Consolidated Financial Statements" and notes thereto included elsewhere in this Form 10-Q and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K (as amended).

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

   In the fourth quarter of 1998, the Company recorded a $81.0 million pre-tax charge in the Individual segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the Company's merger with UNUM. Management expects the claim integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return to work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The $81.0 million reserve increase in the Individual segment is not considered material from a capital adequacy position.

   During the first quarter of 1999, those claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for the first quarter of 1999 to be 90% of assumptions, excluding the impact of the claims operations integration activities. The actual experience for the first quarter of 1999 was 90%. If the impact of merger related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 before-tax operating income for the individual disability line of business would have been negatively impacted by $19.0 million. Management expects the remaining claim operations integration activities to impact claim reserves as anticipated at December 31, 1998. Management will continue to evaluate the impact of the proposed merger with UNUM on disability claims experience and the assumptions related to expected claim resolutions. If the claim operations integration activities take longer than expected to implement or if they result in unforeseen difficulties, claim durations could continue to increase and income could be adversely affected.

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

   As noted in the Individual Segment Operating Results, claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger with UNUM. The Company recorded a $12.6 million pre-tax charge in the fourth quarter of 1998 in the Employee Benefit segment related to the revised claim resolution rates. At December 31, 1998, management assumed the revised claim resolution rates for the first quarter of 1999 to be 90% of assumptions, excluding the impact of the claims operations integration activities. The actual experience for the first quarter of 1999 was 90%. If the impact of merger related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 before-tax operating income for the group disability line of business would have been negatively impacted by $3.0 million.

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

                                          Provident Companies, Inc.
                                          (Registrant)


   Date: June 1, 1999                     /s/ J. Harold Chandler
                                          _____________________________________
                                          J. Harold Chandler
                                          Chairman, President and
                                          Chief Executive Officer


   Date: June 1, 1999
                                          /s/ Thomas R. Watjen
                                          _____________________________________
                                          Thomas R. Watjen
                                          Vice Chairman and
                                          Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       to

                                   FORM 10-Q

                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS

            EXHIBIT
            -------
 Exhibit 15 Letter re: unaudited interim financial information
 Exhibit 27 Financial Data Schedule (for SEC use only)