Form 10-Q
period 1999-06-30
UNUMPROVIDENT CORP
filed 1999-08-13
CIK 5513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

                         Commission file number 1-11834

                           UNUMPROVIDENT CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               62-1598430
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                              2211 CONGRESS STREET
                             PORTLAND, MAINE 04122
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (207) 770-2211
              (Registrant's telephone number, including area code)

   Provident Companies, Inc., 1 Fountain Square, Chattanooga, Tennessee 37402 (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]  No [_]

   Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at June 30, 1999
              -----                               ----------------------------
   Common Stock, $0.10 Par Value                             238,790,635


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           UNUMPROVIDENT CORPORATION

                                     INDEX

                                                                       Page
                                                                       ----
 PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements (Unaudited):
            Condensed Consolidated Statements of Financial Condition
             at June 30, 1999 and December 31, 1998.................     3
            Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1999 and 1998......     4
            Condensed Consolidated Statements of Stockholders'
             Equity for the Six Months Ended June 30, 1999 and
             1998...................................................     5
            Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended
             June 30, 1999 and 1998.................................     6
            Notes to Condensed Consolidated Financial Statements....     7
            Independent Auditors' Review Report.....................    20
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    21
    Item 3. Quantitative and Qualitative Disclosures About Market
             Risk...................................................    36
 PART II. OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders.....    38
    Item 6. Exhibits and Reports on Form 8-K........................    40

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                         June 30   December 31
                                                          1999        1998
                                                        ---------  -----------
                                                           (in millions of
                                                              dollars)
Assets
Investments:
 Fixed Maturity Securities:
   Available-for-Sale.................................. $21,807.0   $22,732.2
   Held-to-Maturity....................................     319.2       307.0
 Mortgage Loans........................................   1,328.1     1,321.2
 Real Estate...........................................     314.4       309.8
 Policy Loans..........................................   2,239.8     2,227.2
 Short-term Investments................................     196.3       245.1
 Other Investments.....................................      42.4        43.5
                                                        ---------   ---------
     Total Investments.................................  26,247.2    27,186.0
Cash and Bank Deposits.................................     186.8       111.2
Premiums Receivable....................................     749.4       570.1
Reinsurance Receivable.................................   4,893.8     4,871.0
Accrued Investment Income..............................     523.6       502.5
Deferred Policy Acquisition Costs......................   2,256.6     2,060.5
Value of Business Acquired.............................     552.5       570.5
Goodwill...............................................     772.3       814.7
Other Assets...........................................   1,295.3     1,502.7
Separate Account Assets................................     439.8       413.0
                                                        ---------   ---------
     Total Assets...................................... $37,917.3   $38,602.2
                                                        =========   =========
Liabilities and Stockholders' Equity
Policy and Contract Benefits........................... $ 1,469.5   $ 1,384.9
Reserves for Future Policy and Contract Benefits and
 Unearned Premiums.....................................  22,870.8    22,490.7
Other Policyholders' Funds.............................   3,634.1     4,102.7
Federal Income Tax.....................................     489.7       969.8
Short-term Debt........................................     490.0       323.7
Long-term Debt.........................................   1,226.5     1,225.2
Other Liabilities......................................   1,605.2     1,246.0
Separate Account Liabilities...........................     439.8       413.0
                                                        ---------   ---------
     Total Liabilities.................................  32,225.6    32,156.0
                                                        ---------   ---------
Commitments and Contingent Liabilities--Note 10
Company-Obligated Mandatorily Redeemable Preferred
 Securities
 of Subsidiary Trust Holding Solely Junior Subordinated
 Debt Securities of the Company........................     300.0       300.0
                                                        ---------   ---------
Stockholders' Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares
 Issued: 238,966,930 and 237,802,647 shares............      23.9        23.8
Additional Paid-in Capital.............................   1,002.5       959.2
Accumulated Other Comprehensive Income.................     265.3       914.7
Retained Earnings......................................   4,109.2     4,279.2
Treasury Stock at Cost: 176,295 shares.................      (9.2)       (9.2)
Deferred Compensation..................................       --        (21.5)
                                                        ---------   ---------
     Total Stockholders' Equity........................   5,391.7     6,146.2
                                                        ---------   ---------
     Total Liabilities and Stockholders' Equity........ $37,917.3   $38,602.2
                                                        =========   =========

           See notes to condensed consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months      Six Months Ended
                                          Ended June 30          June 30
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
                                          (in millions of dollars, except
                                                    share data)
Revenue
  Premium Income....................... $1,687.4  $1,506.1  $3,368.9  $2,998.7
  Net Investment Income................    518.0     513.5   1,017.6   1,038.6
  Net Realized Investment Gains........      4.2       5.1      11.4      14.4
  Other Income.........................     68.0      82.4     148.8     157.5
                                        --------  --------  --------  --------
    Total Revenue......................  2,277.6   2,107.1   4,546.7   4,209.2
                                        --------  --------  --------  --------
Benefits and Expenses
  Benefits and Change in Reserves for
   Future Benefits.....................  1,690.7   1,304.7   3,192.8   2,618.5
  Commissions..........................    219.6     206.2     462.1     439.6
  Interest and Debt Expense............     33.6      30.7      66.5      58.0
  Deferral of Policy Acquisition
   Costs...............................   (189.0)   (158.7)   (420.2)   (347.7)
  Amortization of Deferred Policy
   Acquisition Costs...................    111.4      90.0     224.6     178.2
  Amortization of Value of Business
   Acquired and Goodwill...............     17.5      16.9      60.2      33.8
  Other Operating Expenses.............    668.4     351.8   1,072.1     716.0
                                        --------  --------  --------  --------
    Total Benefits and Expenses........  2,552.2   1,841.6   4,658.1   3,696.4
                                        --------  --------  --------  --------
Income (Loss) Before Federal Income
 Taxes.................................   (274.6)    265.5    (111.4)    512.8
Federal Income Taxes (Credit)..........    (83.4)     92.0      (9.5)    174.7
                                        --------  --------  --------  --------
Net Income (Loss)...................... $ (191.2) $  173.5  $ (101.9) $  338.1
                                        ========  ========  ========  ========
Net Income (Loss) Per Common Share
  Basic................................ $  (0.80) $   0.73  $  (0.43) $   1.42
  Assuming Dilution.................... $  (0.80) $   0.71  $  (0.43) $   1.39
Dividends Per Common Share............. $   0.14  $   0.14  $   0.28  $   0.28


           See notes to condensed consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                       Accumulated
                                           Additional     Other
                          Preferred Common  Paid-in   Comprehensive Retained  Treasury   Deferred
                            Stock   Stock   Capital      Income     Earnings   Stock   Compensation  Total
                          --------- ------ ---------- ------------- --------  -------- ------------ --------
                                                      (in millions of dollars)
Balance at December 31,
 1997...................   $ 156.2  $23.7   $  954.8     $ 799.0    $3,797.7   $(1.5)     $(15.8)   $5,714.1
Comprehensive Income,
 Net of Tax
 Net Income.............                                               338.1                           338.1
 Change in Net
  Unrealized Gain on
  Securities............                                   138.8                                       138.8
 Change in Foreign
  Currency Translation
  Adjustment............                                    (6.3)                                       (6.3)
                                                                                                    --------
 Total Comprehensive
  Income................                                                                               470.6
                                                                                                    --------
Common Stock Activity...                       (19.0)                           (7.7)       (2.7)      (29.4)
Preferred Stock
 Redeemed...............    (156.2)                                                                   (156.2)
Dividends to
 Stockholders...........                                               (67.9)                          (67.9)
                           -------  -----   --------     -------    --------   -----      ------    --------
Balance at June 30,
 1998...................   $   --   $23.7   $  935.8     $ 931.5    $4,067.9   $(9.2)     $(18.5)   $5,931.2
                           =======  =====   ========     =======    ========   =====      ======    ========
Balance at December 31,
 1998...................   $   --   $23.8   $  959.2     $ 914.7    $4,279.2   $(9.2)     $(21.5)   $6,146.2
Comprehensive Loss, Net
 of Tax Net Loss........                                              (101.9)                         (101.9)
 Change in Net
  Unrealized Gain on
  Securities............                                  (657.0)                                     (657.0)
 Change in Foreign
  Currency Translation
  Adjustment............                                     7.6                                         7.6
                                                                                                    --------
 Total Comprehensive
  Loss..................                                                                              (751.3)
                                                                                                    --------
Common Stock Activity...              0.1       43.3                                        21.5        64.9
Dividends to
 Stockholders...........                                               (68.1)                          (68.1)
                           -------  -----   --------     -------    --------   -----      ------    --------
Balance at June 30,
 1999...................   $   --   $23.9   $1,002.5     $ 265.3    $4,109.2   $(9.2)     $  --     $5,391.7
                           =======  =====   ========     =======    ========   =====      ======    ========


           See notes to condensed consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                                June 30
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in millions of
                                                               dollars)
Net Cash Provided by Operating Activities................ $   740.1  $   633.8
                                                          ---------  ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Investments.....................   1,472.9    1,268.4
  Proceeds from Maturities of Investments................     705.7      868.9
  Purchase of Investments................................  (2,579.5)  (2,201.5)
  Net Purchases of Short-term Investments................      48.1       20.5
  Disposition of Business................................       --        58.0
  Other..................................................     (48.8)     (41.9)
                                                          ---------  ---------
Net Cash Provided Used by Investing Activities...........    (401.6)     (27.6)
                                                          ---------  ---------
Cash Flows from Financing Activities
  Deposits to Policyholder Accounts......................      78.1      150.6
  Maturities and Benefit Payments from Policyholder
   Accounts..............................................    (480.5)    (790.7)
  Net Short-term Borrowings..............................     149.5      548.6
  Issuance of Long-term Debt.............................     200.0      250.0
  Long-term Debt Repayments..............................    (183.3)    (763.0)
  Issuance of Company-Obligated Mandatorily Redeemable
   Preferred Securities..................................       --       300.0
  Redemption of Preferred Stock..........................       --      (156.2)
  Dividends Paid to Stockholders.........................     (68.1)     (71.1)
  Repurchase of Common Stock.............................       --       (70.8)
  Other..................................................      42.1       19.7
                                                          ---------  ---------
Net Cash Used by Financing Activities....................    (262.2)    (582.9)
                                                          ---------  ---------
Effect of Foreign Exchange Rate on Cash..................      (0.7)      (0.4)
                                                          ---------  ---------
Net Increase in Cash and Bank Deposits...................      75.6       22.9
Cash and Bank Deposits at Beginning of Period............     111.2       94.5
                                                          ---------  ---------
Cash and Bank Deposits at End of Period.................. $   186.8  $   117.4
                                                          =========  =========

           See notes to condensed consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1--Basis of Presentation

   On June 30, 1999, UNUM Corporation (UNUM) merged into Provident Companies, Inc. (Provident) under the name UNUMProvident Corporation (the Company). The merger was accounted for as a pooling of interests. The historical financial results presented herein and the unaudited combined condensed statement of financial condition as of December 31, 1998, give effect to the merger as if it had been completed at the beginning of the earliest period presented.

   The Company values its available-for-sale fixed maturity and equity securities at fair value, with unrealized holding gains and losses reported as a component of comprehensive income. Companies are required to also adjust deferred acquisition costs and/or certain policyholder liabilities to reflect the changes that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Prior to the merger, UNUM adjusted policyholder liabilities and Provident adjusted deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for those products where these assets existed. To present financial information in a common reporting format, management has determined that the combined entity will adjust policyholder liabilities rather than DPAC and VOBA. Prior period financial statements have been restated to reflect this reclassification. The reclassification did not change other comprehensive income, accumulated other comprehensive income, or fixed maturity and equity securities. The reclassification reflected in the December 31, 1998, consolidated statement of financial condition resulted in an increase of $329.7 million in DPAC, $1.5 million in VOBA, and, $331.2 million in reserves for future policy and contract benefits. Certain additional reclassification adjustments have been made to conform the companies' presentations in the condensed consolidated financial statements.

   The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These results are also not necessarily indicative of the results of operations that would have been realized had the merger been completed prior to June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Provident's and UNUM's reports on Form 10-Q for the six months ended June 30, 1998, Form 10-K/A for the year ended December 31, 1998, and Form 10-Q/A for the three months ended March 31, 1999.

Note 2--Merger

   On June 30, 1999, prior to the completion of the merger, each outstanding share of Provident common stock was reclassified and converted into 0.73 of a share of Provident common stock. Immediately after this reclassification, the merger was completed, and each share of Provident common stock and UNUM common stock issued and outstanding immediately prior to the merger was converted into one share of the Company's common stock, and the par value was reduced from $1.00 to $0.10 per share. In the merger, the shares of Provident common stock were not further affected, but thereafter became shares of the Company's common stock. UNUM common stock held in treasury was retired. Stockholders' equity and per share amounts have been adjusted to reflect these items.

   In the second quarter of 1999 the Company recorded expenses related to the merger and the early retirement offer to employees as follows (in millions):

      Employee related expense......................................... $ 45.2
      Exit activities related to duplicate facilities/asset
       abandonments....................................................   57.4
      Investment banking, legal, and accounting fees...................   39.6
                                                                        ------
      Subtotal.........................................................  142.2
      Expense related to the early retirement offer to employees.......  125.9
                                                                        ------
      Subtotal.........................................................  268.1
      Income tax benefit...............................................   74.3
                                                                        ------
      Total............................................................ $193.8
                                                                        ======

   Employee related expense consists of employee severance costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who have been involuntarily terminated. Severance benefits and costs associated with the vesting of restricted stock are $27.7 million and $17.5 million, respectively. The Company currently estimates that in total approximately 1,400 positions will be eliminated over a twelve month period beginning June 30, 1999, with an estimated 1,000 of these positions eliminated through the early retirement offer.

   Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999, the completion date of the merger. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. Also, the total book value of physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, are being abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $31.8 million.

   The expenses related to the merger reduced earnings $142.2 million before tax and $112.0 million after tax ($0.47 per common share). The expense related to the early retirement offer reduced earnings $125.9 million before tax and $81.8 million after tax ($0.34 per common share).

   In accordance with Provident's and UNUM's restricted stock and stock option plan provisions concerning a change in control, 546,362 shares of outstanding restricted stock became unrestricted and stock options on 5,301,683 shares became immediately exercisable effective with the merger. The expense related to restricted stock vesting has been included in merger-related expenses. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost was recognized for stock option vesting.

   Prior to the merger, UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While UNUM's and Provident's methods were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying those policies for similar products. UNUM's former methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the Company. Accordingly, the Company adopted Provident's method of calculating the discount rate for claim reserves.

   The discount rates affected by this change in UNUM's methodology are as follows:

                                                          June 30, 1999
                                                    --------------------------
                                                    Current Rates Former Rates
                                                    ------------- ------------
Group Long-term Disability (North America).........     6.75%         7.74%
Group Long-term Disability and Individual
 Disability (United Kingdom).......................     7.45%         8.80%
Individual Disability (North America)..............     6.88%         7.37%

   The unpaid claim reserves for these disability lines as of June 30, 1999 were $5,318.3 million using the former method for determining reserve discount rates and $5,559.0 million using the current method. The impact on 1999 second quarter earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax ($0.66 per common share).

   The Company continues to review its accounting policies, including assumptions underlying the application thereof, as well as its financial statement classifications and related disclosures. It may be necessary to further adjust the financial statements to change to those accounting policies, practices, and classifications that are determined to be most appropriate. The reviews are expected to be completed by year end and could result in further changes to accounting policies, accounting estimates, or financial statement classifications which could be material to the Company's results of operations for 1999.

   The results of operations for the separate companies and the combined amounts are as follows:

                                            Three Months     Six Months Ended
                                            Ended June 30         June 30
                                          ------------------ ------------------
                                            1999      1998     1999      1998
                                          --------  -------- --------  --------
                                               (in millions of dollars)
Revenue
  UNUM................................... $1,277.1  $1,124.1 $2,557.8  $2,232.6
  Provident..............................  1,000.5     983.0  1,988.9   1,976.6
                                          --------  -------- --------  --------
    Combined Revenue..................... $2,277.6  $2,107.1 $4,546.7  $4,209.2
                                          ========  ======== ========  ========
Net Income (Loss)
  UNUM................................... $ (205.2) $   98.7 $ (189.7) $  192.2
  Provident..............................     14.0      74.8     87.8     145.9
                                          --------  -------- --------  --------
    Combined Net Income (Loss)........... $ (191.2) $  173.5 $ (101.9) $  338.1
                                          ========  ======== ========  ========

   Included in UNUM's net income for the three and six months ended June 30, 1999, is $131.8 million after tax for expenses related to the merger and the early retirement offer to employees and $156.5 million after tax for the reserve discount rate change. UNUM's net income for the six months ended June 30, 1999 also includes an after-tax first quarter charge of $88.0 million related to its reinsurance businesses. Included in Provident's net income for the three and six months ended June 30, 1999, is $62.0 million after tax for expenses related to the merger and the early retirement offer to employees.

   The balance sheets for the separate companies and the combined amounts are as follows:

                                                           June 30, 1999
                                                   -----------------------------
                                                     UNUM    Provident Combined
                                                   --------- --------- ---------
                                                     (in millions of dollars)
Assets
Total Investments................................  $ 9,821.5 $16,425.7 $26,247.2
Reinsurance Receivable...........................    1,862.5   3,031.3   4,893.8
All Other Assets.................................    3,612.3   3,164.0   6,776.3
                                                   --------- --------- ---------
  Total Assets...................................  $15,296.3 $22,621.0 $37,917.3
                                                   ========= ========= =========
Liabilities and Stockholders' Equity
Policy and Contract Benefits, Reserves for Future
 Policy
 and Contract Benefits, and Unearned Premiums....  $ 9,594.3 $14,746.0 $24,340.3
Other Policyholders' Funds.......................      878.8   2,755.3   3,634.1
All Other Liabilities............................    2,417.6   1,833.6   4,251.2
                                                   --------- --------- ---------
  Total Liabilities..............................   12,890.7  19,334.9  32,225.6
                                                   --------- --------- ---------
Company--Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary Trust Holding
 Solely Junior Subordinated Debt Securities of
 the Company.....................................        --      300.0     300.0
                                                   --------- --------- ---------
Stockholders' Equity.............................    2,405.6   2,986.1   5,391.7
                                                   --------- --------- ---------
  Total Liabilities and Stockholders' Equity.....  $15,296.3 $22,621.0 $37,917.3
                                                   ========= ========= =========

Note 3--Liability for Unpaid Claims and Claim Adjustment Expenses

   It is the Company's policy to estimate the ultimate cost of settling claims in each reporting period based upon the information available to management at the time. Actual claim resolution results are monitored and compared to those anticipated in claim reserve assumptions. Claim resolution rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience as well as Company actions which would have a material impact on claim resolutions. Company actions for which plans have been established and committed to by management are factors which would modify past experience in establishing claim reserves. Adjustments to the reserve assumptions will be made if expectations change. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

   During the fourth quarter of 1998, the Company recorded a $153.0 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have been incurred but not yet reported are considered liabilities of the Company. These claims are expected to be reported during 1999 and will be affected by the claims operations integration activities. The $153.0 million claim reserve increase represents the estimated value of cash payments to be made to these claimants over the life of the claims as a result of the claims operations integration activities.

   Management believes the reserve adjustment was required based upon the integration plans it has in place and to which it has committed and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process. Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The merger has had a near-term adverse impact on the efficiency and effectiveness of the Company's claims management function resulting in some delay in claim resolutions and additional claim payments to policyholders. Claims personnel have been distracted from normal claims management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training have reduced resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to the Company because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

   Immediately following the announcement of the merger and continuing into December of 1998, senior management of the Company worked to develop the strategic direction of the Company's claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998. For the first six months of 1999, approximately 90 claims managers and benefit specialists have spent nearly 40 percent of their time developing the detailed integration plans. Effective with the merger, all claims personnel are expected to be involved in the process of implementing the new work processes and required training. The implementation and training efforts are estimated to require an average of one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management now believes that implementation and related systems conversions will continue over the next 18 months. However, due to actions taken by management to mitigate effects on resolution rates, the effect on resolution rates is not anticipated to extend beyond the end of 1999. Actions by management to mitigate the effect on resolution rates include aggressive hiring of new claims staff, restrictions on early retirement elections, selective use of personnel for integration planning, and significant communications with staff members.

   The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claims staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs are expensed in the period incurred and are not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions (i.e., before adjusting for the effect of the claims operations integration activities), are 90 percent for the first and second quarters of 1999, 84 percent for the third quarter, and 89 percent for the fourth quarter of 1999. The revised claim resolution rates for the third quarter and fourth quarter are lower than the first and second quarters because all claims personnel are expected to be involved in the implementation and training efforts. The effect of integration activities on resolution rates is not expected to extend beyond December 31, 1999.

   In order to validate these assumptions, the Company also examined the historical level and pattern of claims management effectiveness as reflected in claim resolution rates for the insurance subsidiaries of The Paul Revere Corporation (Paul Revere) which was acquired in 1997. Subsequent to the Paul Revere acquisition and integration, management has been able to develop experience studies for the Paul Revere business. These studies are prepared for pricing purposes and to identify trends or changes in the business.

   These studies, which were not available for the Paul Revere business at the time of the acquisition, allowed management to gain a greater understanding of the impact of the claims integration activities on the claim resolution rates of the Paul Revere business. These studies show that the Paul Revere business experienced a decline in its claim resolution rates from a base in 1995 of 100 percent to 90.4 percent in 1996 and 80.3 percent in 1997. Changes in morbidity and other factors were considered and reviewed to determine that a primary cause of the reduced claim resolution rates was the disruption caused by the change in the claims management process. Although the circumstances of the merger are very different from the Paul Revere acquisition, the claims integration activities are similar, and the Paul Revere experience is relevant. The primary circumstances that created claims disruption for Paul Revere were the initial lack of clarity of the organization, process, and structure, the need to plan for a significant transition to new claims processes, and the training and implementation related to those changes. All of those elements have impacted the Company as a result of the merger. One primary difference is that the duration of the potential disruption in the merger is not expected to be as long as was the case with the Paul Revere acquisition. The Company's revised claim resolution rates assumed for the first two quarters of 1999 were compared to the Paul Revere experience in 1996, the period preceding the acquisition. It was determined that the revised assumptions appeared to be reasonable. During the third and fourth quarters of 1999, the claims integration plans provide for increased activity due to training and implementation of new processes. The Company's revised claim resolution rates for the third and fourth quarters of 1999 were compared to the Paul Revere experience in 1997 during the implementation and training phase of the Paul Revere claims organization when claims resolution rates declined to 80.3 percent of prior levels. Management judged that it was reasonable to assume that the impact to the Company would be less than it was to Paul Revere since some of the Company's claims management practices will not change. The historical experience of Paul Revere provides a statistical reference for the expected experience for the Company when adjusted for the projected effects of the claims integration plans.

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

   Claim reserves at December 31, 1998 include $153.0 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as a $142.6 million increase in benefits and reserves for future benefits, and a $10.4 million reduction in other income. If claim resolutions emerge as expected, there will be no impact to results of operations during 1999. Any variance from the assumptions will be reflected in operations in the current period. The adverse impact of the claims operations integration activities on resolution rates is not expected to continue beyond 1999. As part of the periodic review of claim reserves, management will review the status and execution of the claims operations integration plans with the claims management on a quarterly basis. The review will consider claims operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998.

   The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerge. Among the factors that could affect the reserve assumptions are the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claims management staff relative to the original integration plans of the Company.

   Quarterly information concerning the estimated and actual impact of the claims operations integration activities are as follows:

                                                             1999
                                                   ---------------------------
                                                    1st     2nd    3rd    4th
                                                   ------  -----  -----  -----
                                                   (in millions of dollars)
Revised Claim Resolution Rates at December 31,
 1998.............................................     90%    90%    84%    89%
Actual Claim Resolution Rates for the Period......     89%    90%
Estimated Effect of Lower Claim Resolution Rates
 at December 31, 1998............................. $ 36.2  $36.2  $47.6  $33.0
Actual Effect of Lower Claim Resolution Rates for
 the Period....................................... $ 39.2  $36.2
Further Increases (Decreases) to the Estimated
 Liability at December 31, 1998 Recorded During
 the Period....................................... $  --   $ --
Liability Remaining for Claims Operation
 Integration Activities at End of Period.......... $116.8  $80.6

   Management expects the remaining claims operations integration activities to impact claim reserves as anticipated at December 31, 1998. Management will continue to evaluate the impact of the merger on disability claims experience and the assumptions related to expected claim resolutions.

Note 4--Reinsurance Businesses

   During the first quarter of 1999, the Company recognized a before-tax charge of $101.1 million ($88.0 million after tax) relating to its reinsurance businesses. The charge consisted of the following:

   Lloyd's of London Estimated Losses--The periodic method of accounting is followed for Lloyd's of London (Lloyd's) syndicate participation, which requires the premiums be recognized as revenue over the policy term and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. During the first quarter of 1999, the Company received more information about the Lloyd's market from various sources, including managing agents/underwriters syndicate reports and published information from Moody's Investors Service. The information received indicated significant deterioration in the loss experience of open years of account primarily related to significant losses in certain syndicates (space and aviation, accident and health, and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. In addition, the Company discussed projected results of the Lloyd's market with the underwriters of the syndicates that are managed through a subsidiary of the Company. These projected results also indicated future deterioration of the open years of account. Using this information and recent experience with prior revisions of estimated losses in this business, the Company performed a review of its claim reserve liabilities related to its open years of account

   The review of estimates related to open years of account was performed based on a periodic review of these estimates as information was received from the Lloyd's syndicates. The review resulted in revised best estimates of the expected ultimate profit (loss) for each open year of account, which were significantly below the levels estimated in 1998. The resulting charge to earnings in the amount of $44.0 million was reflected in the Company's income in the first quarter of 1999 for the open years of account 1996 through 1999. In addition to the risk participation charge, the Company recorded a charge of $1.5 million, which represented the reduction of previously recognized profit commissions related to the Lloyd's management company operations.

   Reinsurance Facility Losses--As a result of the review performed on the Lloyd's syndicates discussed above and other third party publicized reinsurance exposures, the Company undertook a periodic review of certain other reinsurance facilities related to new information regarding the ultimate cost of settling claims. The reinsurance pool business consists of more than 20 different pool facilities, the majority of which are managed by the subsidiary Duncanson & Holt, Inc. and a few which are managed by third parties. Reserve assumptions are periodically reviewed to support the determination of the ultimate cost of settling claims for certain reinsurance pools. During the first quarter of 1999, the Company reviewed the actuarial assumptions used to set reserves for certain reinsurance facilities based on the most current information available from the reinsurance pool managers. The Company also received new information pertaining to a reinsurance pool managed by a third party that indicated a reserve increase was required. The Company relied primarily on the third party pool manager's judgement and recorded its portion of the reserve as reflected in the reinsurance pool statement from the third party pool manager. The new information received from the managed facilities and the third party facility indicated deterioration in loss experience, primarily related to a longer duration of claims and increased incidence of new claims in certain facilities. The result of these reviews was an increase to claim reserves of $28.6 million, which was recorded in the first quarter of 1999. The Company determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected trends in claims experience and expenses.

   Goodwill Impairment--When an event or change in circumstance occurs that indicates the recoverability of an asset should be assessed for impairment, a recoverability test is performed to determine if an impairment has occurred. Following the poor results of the reinsurance businesses in the first quarter of 1999, the Company updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held for use model that compares the undiscounted cash flows of these businesses to determine whether those cash flows can recover the unamortized goodwill. After factoring in the first quarter results and current revised forecasts due to recent poor performance for these businesses, future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. Goodwill recoverability testing of these businesses performed prior to March 31, 1999, had indicated that the goodwill was not impaired.

   As a result of the impairment, the Company calculated the estimated fair value of these businesses. In estimating the fair value, two valuation techniques were utilized, a discount free cash flow model and a multiple of earnings model. The Company believed that these valuation techniques were appropriate for this type of business as these techniques were what the Company would use in evaluating a potential acquisition of this type of business. The results of the two valuation techniques created a range of fair values from $47.0 million to $64.0 million. The Company evaluated the range of values produced by the valuation techniques and using internal management judgement of the potential liquidation value, the Company determined its best estimate of fair value of its investment to be the midpoint of the range, or $55.0 million. The estimated fair value of $55.0 million was compared to $82.0 million of book value for the investment, resulting in a write-down of goodwill in the amount of $27.0 million in the first quarter of 1999.

   In the second quarter of 1999, the Company stated its intent to sell its reinsurance management operations, assuming the transaction would achieve the Company's financial objectives. The Company estimated the fair value of the operations using the held-for-sale model, which compares the carrying value of the asset with the fair value less costs to sell the asset. This resulted in an additional write-down of goodwill in the amount of $2.0 million before and after tax.

   Recent information indicates that in certain reinsurance pools there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including a pool for which a subsidiary of the Company acted as pool underwriting agent and another subsidiary is a pool member. It is likely that the Company's agent subsidiary will be brought into a dispute, arbitration, or litigation with other pool members or reinsurers of the pool for which it acted as agent and which have been subject to a recent arbitration proceeding, but it is unclear what exposure the Company's subsidiary may ultimately have to share in losses of pool members or reinsurers because of the subsidiary's activities as agent in placing reinsurance.

Note 5--Debt

   On December 4, 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June of 1999. The notes are due in June of 2000 and had an interest rate of 5.135% at June 30, 1999.

Note 6--Federal Income Taxes

   A portion of the losses recognized in the first quarter of 1999 relating to the Company's reinsurance businesses does not receive a tax benefit, which unfavorably impacted the effective tax rate in the first quarter of 1999. Additionally, a portion of the second quarter 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate for the quarter and year-to-date that was less than the U.S. federal statutory tax rate of 35 percent. It is expected that the tax rate will move closer to the statutory rate by the end of the year.

   In the second quarter of 1999, the Company reached a settlement agreement with the Internal Revenue Service related to an issue in dispute for the 1992 tax year. The Company recorded a tax benefit of $5.1 million and related interest of $1.4 million.

Note 7--Stockholders' Equity and Earnings Per Common Share

   In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. At June 30, 1999, no preferred stock had been issued.

   Earnings per common share are determined as follows:

                                   Three Months Ended      Six Months Ended
                                         June 30                June 30
                                  ---------------------- ----------------------
                                     1999        1998       1999        1998
                                  ----------  ---------- ----------  ----------
                                  (in millions of dollars, except share data)
Numerator:
  Net Income (Loss).............. $   (191.2) $    173.5 $   (101.9) $    338.1
  Preferred Stock Dividends......        --          --         --          1.9
                                  ----------  ---------- ----------  ----------
                                  $   (191.2) $    173.5 $   (101.9) $    336.2
                                  ==========  ========== ==========  ==========
Denominator (000s):
  Weighted Average Common
   Shares--Basic.................  238,438.4   237,021.2  238,108.9   236,824.0
  Dilutive Securities............        --      5,813.7        --      5,906.4
                                  ----------  ---------- ----------  ----------
  Weighted Average Common
   Shares--Assuming Dilution.....  238,438.4   242,834.9  238,108.9   242,730.4
                                  ==========  ========== ==========  ==========

   In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when a net loss is reported or if options are out-of-the-money. In-the-money options to purchase approximately 4.3 million common shares for both the three and six month periods ended June 30, 1999, were not considered dilutive due to net losses being reported for the periods. Options which were not considered dilutive due to the options being out-of-the-money were immaterial for the three and six month periods ended June 30, 1999 and 1998.

Note 8--Comprehensive Income (Loss)

   The components of other comprehensive income, net of deferred tax, are as follows:

                                                   June 30       December 31
                                                    1999             1998
                                                  ------------  ---------------
                                                  (in millions of dollars)
Net Unrealized Gain on Securities................ $      312.4    $      969.4
Foreign Currency Translation Adjustment..........        (47.1)          (54.7)
                                                  ------------    ------------
Accumulated Other Comprehensive Income........... $      265.3    $      914.7
                                                  ============    ============

   The components of comprehensive income (loss) and the related deferred tax (credit) are as follows:

                                                Three Months      Six Months
                                               Ended June 30    Ended June 30
                                               ---------------  ---------------
                                                1999     1998    1999     1998
                                               -------  ------  -------  ------
                                                 (in millions of dollars)
Net Income (Loss)............................. $(191.2) $173.5  $(101.9) $338.1
                                               -------  ------  -------  ------
Change in Net Unrealized Gain on Securities:
  Change Before Reclassification Adjustment...  (478.2)  202.6   (974.5)  226.6
  Reclassification Adjustment for Net Realized
   Investment Gains Included in Net Income
   (Loss).....................................    (4.2)   (5.1)   (11.4)  (14.4)
Change in Foreign Currency Translation
 Adjustment...................................    12.2   (16.8)    15.1    (9.3)
                                               -------  ------  -------  ------
                                                (470.2)  180.7   (970.8)  202.9
Change in Deferred Tax (Credit)...............  (146.7)   63.8   (321.4)   70.4
                                               -------  ------  -------  ------
Other Comprehensive Income (Loss).............  (323.5)  116.9   (649.4)  132.5
                                               -------  ------  -------  ------
Comprehensive Income (Loss)................... $(514.7) $290.4  $(751.3) $470.6
                                               =======  ======  =======  ======

Note 9--Segment Information

   Selected data by segment is as follows:

                                     Three Months Ended    Six Months Ended
                                           June 30              June 30
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
                                           (in millions of dollars)
Premium Income
  Employee Benefits................. $   960.7  $   827.2  $1,914.0  $1,633.6
  Individual........................     427.3      414.4     860.4     836.9
  Voluntary Benefits................     173.1      166.8     344.3     331.3
  Other.............................     126.3       97.7     250.2     196.9
                                     ---------  ---------  --------  --------
                                       1,687.4    1,506.1   3,368.9   2,998.7
Net Investment Income and Other
 Income
  Employee Benefits.................     183.5      166.2     360.3     328.2
  Individual........................     233.8      223.6     461.3     442.7
  Voluntary Benefits................      26.8       24.8      53.4      49.9
  Other.............................     135.0      168.4     276.4     358.5
  Corporate.........................       6.9       12.9      15.0      16.8
                                     ---------  ---------  --------  --------
                                         586.0      595.9   1,166.4   1,196.1
Total Revenue (Excluding Net
 Realized
 Investment Gains and Losses)
  Employee Benefits.................   1,144.2      993.4   2,274.3   1,961.8
  Individual........................     661.1      638.0   1,321.7   1,279.6
  Voluntary Benefits................     199.9      191.6     397.7     381.2
  Other.............................     261.3      266.1     526.6     555.4
  Corporate.........................       6.9       12.9      15.0      16.8
                                     ---------  ---------  --------  --------
                                       2,273.4    2,102.0   4,535.3   4,194.8
Benefits and Expenses
  Employee Benefits.................   1,191.5      847.3   2,156.1   1,677.1
  Individual........................     614.1      557.2   1,194.0   1,119.8
  Voluntary Benefits................     168.8      160.7     335.1     323.0
  Other.............................     253.6      229.5     580.0     498.7
  Corporate.........................     324.2       46.9     392.9      77.8
                                     ---------  ---------  --------  --------
                                       2,552.2    1,841.6   4,658.1   3,696.4
Income (Loss) Before Net Realized
 Investment
 Gains and Losses and Federal Income
 Taxes
  Employee Benefits.................     (47.3)     146.1     118.2     284.7
  Individual........................      47.0       80.8     127.7     159.8
  Voluntary Benefits................      31.1       30.9      62.6      58.2
  Other.............................       7.7       36.6     (53.4)     56.7
  Corporate.........................    (317.3)     (34.0)   (377.9)    (61.0)
                                     ---------  ---------  --------  --------
                                       (278.8)      260.4    (122.8)    498.4
Net Realized Investment Gains.......       4.2        5.1      11.4      14.4
                                     ---------  ---------  --------  --------
Income (Loss) Before Federal Income
 Taxes..............................    (274.6)     265.5    (111.4)    512.8
Federal Income Taxes (Credit).......     (83.4)      92.0      (9.5)    174.7
                                     ---------  ---------  --------  --------
Net Income (Loss)................... $  (191.2) $   173.5  $ (101.9) $  338.1
                                     =========  =========  ========  ========

                                                            June 30  December 31
                                                           --------- -----------
                                                             1999       1998
                                                           --------- -----------
                                                              (in millions of
                                                                 dollars)
Assets
 Employee Benefits........................................ $ 9,503.8  $ 9,275.7
 Individual...............................................  15,671.5   15,887.7
 Voluntary Benefits.......................................   2,058.4    2,057.3
 Other....................................................   9,151.0    9,610.2
 Corporate................................................   1,532.6    1,771.3
                                                           ---------  ---------
                                                           $37,917.3  $38,602.2
                                                           =========  =========

   The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability. The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business. The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other operating segment includes results from products no longer actively marketed, including corporate-owned life insurance, group pension, health insurance, individual annuities, and reinsurance pools and management. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Note 10--Commitments and Contingent Liabilities

   In 1997, two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (the Court) against the Company--one purporting to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date no class has been certified in either lawsuit. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Court agree with the plaintiff's interpretation of the contract. The Company has strong defenses to both lawsuits and will vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 44 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The Company has strong defenses and will vigorously defend its position in these cases as well. Although the alleged class action lawsuits and the 44 individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

   Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 11--Changes in Accounting Principles and Accounting Pronouncement
Outstanding

   Effective January 1, 1999, the Company adopted the provisions of Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 97-3 provides guidance for determining when an entity should recognize a liability or an asset for insurance-related assessments and how to measure these items. UNUM and Provident adopted the provisions of Statement of

Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, effective January 1, 1998 and January 1, 1999, respectively. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The effect of the adoptions of SOP 97-3 and SOP 98-1 on the Company's financial position and results of operations was immaterial.

   In June 1999, Statement of Financial Accounting Standards No. 137 (SFAS
137), Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 was issued. SFAS 137 defers for one year the effective date of Statement of Financial Accounting Standards
No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Company plans to adopt the provisions of SFAS 133 effective January 1, 2001. At this time the Company has not determined the effects that adoption of SFAS 133 will have on its financial statements.

                      Independent Auditors' Review Report

Board of Directors and Shareholders
UNUMProvident Corporation

   We have reviewed the accompanying condensed consolidated statement of financial condition of UNUMProvident Corporation and Subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of stockholders' equity and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

   We were furnished with the report of other accountants on their review of the interim information of the former UNUM Corporation and Subsidiaries whose total assets as of June 30, 1999, and whose revenues for the three-month and six-month periods then ended constituted 40 percent, 56 percent, and 56 percent, respectively, of the related consolidated totals.

   We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chattanooga, Tennessee
August 2, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe-harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause actual results to differ materially from the forward-looking statements. UNUMProvident Corporation (the Company) claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, reserves and related assumptions, and the year 2000 date conversion. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as "incorporation by reference". You can find many of these statements by looking for words such as "may," "should," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," or similar expressions in this document or in documents incorporated herein.

   These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

  . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

  . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenues, and the Company could experience higher than expected claims or claims with longer duration than expected.

  . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

  . Costs or difficulties related to the integration of the business of the Company following the merger may be greater than expected, including with respect to the management of claims.

  . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.

  . Necessary technological changes, including changes to address year 2000 data systems issues, may be more difficult or expensive to make than anticipated, and year 2000 issues at other companies may adversely affect operations.

  .  Adverse changes may occur in the securities market.

  . Changes in the interest rate environment may adversely affect profit margins and the Company's investment portfolio.

  .  The rate of customer bankruptcies may increase.

  . Incidence and recovery rates may be influenced by, among others, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

   For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Forward-Looking Information" in UNUM Corporation's

Form 10-K/A and "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Provident Companies Inc.'s Form 10-K/A, in each case for the fiscal year ended December 31, 1998.

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

Introduction

   On June 30, 1999, UNUM Corporation (UNUM) merged into Provident Companies, Inc. (Provident) under the name UNUMProvident Corporation. The merger was accounted for as a pooling of interests. The historical financial results discussed herein give effect to the merger as if it had been completed at the beginning of the earliest period presented. See Notes 1 and 2 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

   The following should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item 1 and Part II, Items 6, 7, 7A, and 8 of Provident's and UNUM's Annual Reports on Form 10-K/A.

   This discussion of consolidated operating results and operating results by segment excludes net realized investment gains and losses from revenue and income before taxes. The Company's investment focus has been on investment income to support its insurance liabilities as opposed to the generation of realized investment gains. Due to the nature of the Company's business, a long-term focus is necessary to maintain profitability over the life of the business. The realization of investment gains and losses will impact future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities. However, income excluding realized investment gains and losses does not replace net income as a measure of the Company's profitability.

   Management believes that the trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are important for investors to assess in their analysis of the Company's results of operations. The trends in new sales are indicators of the level of market acceptance of new products, particularly in the individual disability income line of business, and the Company's potential for growth in its respective markets. The Company has closely linked its various incentive compensation plans for management and employees to the achievement of its goals for new sales. Management's goals, over time, are to achieve sales growth of 15 percent and premium growth of over 10 percent.

Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses

   As a result of the merger, certain accounting policy changes and reclassification adjustments were made. The following summarizes these changes and reclassifications as well as the expenses related to the merger and the early retirement offer to employees that were recorded in the second quarter.

   In the second quarter of 1999, the Company recorded a before-tax charge of $240.7 million ($156.5 million after tax) as a result of changing the method of calculating the discount rate for claim reserves on certain of the Company's disability businesses. Prior to the merger, UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While UNUM's and Provident's methods for calculating the discount rate for disability claim reserves were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. The previous UNUM methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the combined entity. Accordingly, UNUM adopted Provident's method of calculating the discount rate for claim reserves. The impact of the charge in the second quarter of 1999 was a $191.7 million, $38.9 million, and $10.1 million increase in benefits to policyholders reflected in the Employee Benefits, Individual, and Other segments, respectively. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

   The Company values its available-for-sale fixed maturity and equity securities at fair value, with unrealized holding gains and losses reported as a component of comprehensive income. Companies are required to also adjust deferred acquisition costs and/or certain policyholder liabilities to reflect the changes that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Prior to the merger, UNUM adjusted policyholder liabilities and Provident adjusted deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for those products where these assets existed. To present financial information in a common reporting format, management has determined that the combined entity will adjust policyholder liabilities rather than DPAC and VOBA. Prior period financial statements have been restated to reflect this reclassification. The reclassification did not change other comprehensive income, accumulated other comprehensive income, or fixed maturity and equity securities. The reclassification reflected in the December 31, 1998, consolidated statement of financial condition resulted in an increase of $329.7 million in DPAC, $1.5 million in VOBA, and $331.2 million in reserves for future policy and contract benefits.

   The Company continues to review its accounting policies, including assumptions underlying the application thereof, as well as its financial statement classifications and related disclosures. It may be necessary to further adjust the financial statements to change to those accounting policies, practices, and classifications that are determined to be most appropriate. The reviews include within their scope the assumptions underlying liabilities for current and future policy and contract benefits and will compare assumptions as well as consider the expected effect of current and future trends in morbidity and mortality on the assumptions underlying pricing and reserves.

   In addition, the Company is implementing pricing changes in the group disability line of business to improve its profitability. Price changes will be increases or decreases by market segment, as appropriate, to respond to current claim experience and various other factors and assumptions. Considering these changes, the Company is also reviewing the period over which it will amortize deferred policy acquisition costs related to future new business.

   The reviews are expected to be completed by year end and may result in further changes to accounting policies, accounting estimates, or financial statement classifications which could be material to the Company's results of operations for 1999.

   The Company is also reviewing its method of reporting new annualized sales for Employee Benefits. New sales in this segment are currently reported based on the date the application is submitted to the Company rather than the effective date of the policy. The Company is evaluating whether to adopt the effective date as the date to report a new sale. Premiums are recognized as premium income over the premium paying period; therefore, a change in new sales reporting policy will have no impact on reported premium income or reported income.

   On the date the merger was completed, the Company recorded before-tax expenses related to the merger of approximately $142.2 million ($112.0 million after tax) for severance and related costs, exit costs for duplicative facilities and asset abandonments, and investment banking, legal, and accounting fees. The Company also recorded in the second quarter a before-tax expense of approximately $125.9 million ($81.8 million after tax) related to the early retirement offer to the Company's employees. These expenses are reported in the Corporate segment as other operating expenses and are further discussed in the section "Corporate

Segment Operating Results." Additionally, in the three and six months ended June 30, 1999 the Company expensed $20.0 million ($13.0 million after tax) of incremental costs associated with the merger. These incremental costs consist primarily of compensation, training, integration, and licensing costs.

Consolidated Operating Results

                          Three Months Ended June 30   Six Months Ended June 30
                          --------------------------- ---------------------------
                            1999      1998   % Change   1999      1998   % Change
                          --------  -------- -------- --------  -------- --------
                                        (in millions of dollars)
Premium Income..........  $1,687.4  $1,506.1   12.0%  $3,368.9  $2,998.7   12.3%
Net Investment Income...     518.0     513.5    0.9    1,017.6   1,038.6   (2.0)
Other Income............      68.0      82.4  (17.5)     148.8     157.5   (5.5)
                          --------  --------          --------  --------
Total Revenue...........   2,273.4   2,102.0    8.2    4,535.3   4,194.8    8.1
Benefits and Expenses...   2,552.2   1,841.6   38.6    4,658.1   3,696.4   26.0
                          --------  --------          --------  --------
Income (Loss) Before
 Federal Income Taxes
 and Net Realized
 Investment Gains.......    (278.8)    260.4            (122.8)    498.4
Federal Income Taxes
 (Credit)...............     (84.9)     90.3             (13.5)    169.9
                          --------  --------          --------  --------
Income (Loss) Before Net
 Realized Investment
 Gains..................    (193.9)    170.1            (109.3)    328.5
Net Realized Investment
 Gains..................       2.7       3.4  (20.6)       7.4       9.6  (22.9)
                          --------  --------          --------  --------
Net Income (Loss).......  $ (191.2) $  173.5          $ (101.9) $  338.1
                          ========  ========          ========  ========

   During the first quarter of 1999, the Company recognized a before-tax charge of $101.1 million ($88.0 million after tax) related to its reinsurance businesses. The charge included $45.5 million related to the Lloyd's of London managed and non-managed syndicates. Included in the $45.5 million was $44.0 million related to the Company's risk participation in various Lloyd's of London syndicates, which primarily consisted of the recognition of estimated losses for all open syndicate years.

   The remaining $1.5 million represented a reduction of profit commissions related to the reinsurance management company operations. The charge also included a reserve increase of $28.6 million for expected ultimate losses in certain reinsurance pools in which the Company participates and a $27.0 million write-down to recognize goodwill impairment on the Company's reinsurance management company. Based upon the poor results to date and revisions to future expected earnings from these businesses, management determined that the goodwill associated with the reinsurance management company was not recoverable when measured using the estimated future undiscounted cash flows. The impairment represented the difference between the carrying value of the reinsurance management company and the estimated fair value using both an earnings valuation model and a discounted free cash flow valuation model. A portion of these losses does not receive a tax benefit, which unfavorably impacted the effective tax rate in the first quarter of 1999. The impact of the charge in the first quarter of 1999 was a $72.6 million reserve increase in the provision for future benefits and a $1.5 million reduction in other income, both of which were reflected in the Other segment, and a $27.0 million increase in other operating expenses reflected in the Corporate segment.

   In the second quarter of 1999, the Company stated its intent to sell its reinsurance management operations, assuming the transaction would achieve the Company's financial objectives. The Company estimated the fair value of the operations using the held-for-sale model, which compares the carrying value of the asset with the fair value less costs to sell. This valuation resulted in an additional before-tax write-down of goodwill of $2.0 million ($2.0 million after tax), reflected in the Corporate segment. The $2.0 million additional write-down is an estimate of the costs to sell as required when performing a valuation using the held-for-sale model. Management continues to work with interested buyers. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

   As noted above, the Company recorded before-tax expenses related to the merger of approximately $142.2 million in the second quarter of 1999. A portion of these expenses is non-deductible for federal income tax purposes, resulting in a tax rate for the quarter that was less than the U.S. federal statutory tax rate of 35 percent. It is expected that the tax rate will move closer to the statutory rate by the end of the year.

   In the second quarter of 1999, the Company reached a settlement agreement with the Internal Revenue Service related to an issue in dispute for the 1992 tax year. The Company recorded a tax benefit of $5.1 million and related interest of $1.4 million.

   In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

                              Three Months Ended June
                                        30             Six Months Ended June 30
                              ------------------------ ------------------------
                               1999     1998  % Change  1999    1998   % Change
                              -------  ------ -------- ------- ------- --------
                                          (in millions of dollars)
Premium Income
  Group Long-term
   Disability................ $ 499.0  $441.9   12.9%  $ 997.1 $ 874.2   14.1%
  Group Short-term
   Disability................   115.9    90.2   28.5     227.1   176.1   29.0
  Group Life.................   288.8   244.8   18.0     575.8   479.5   20.1
  Accidental Death &
   Dismemberment.............    46.2    43.8    5.5      93.9    90.4    3.9
  Group Long-term Care.......    10.8     6.5   66.2      20.1    13.4   50.0
                              -------  ------          ------- -------
Total Premium Income.........   960.7   827.2   16.1   1,914.0 1,633.6   17.2
Net Investment Income........   148.7   136.5    8.9     292.7   269.1    8.8
Other Income.................    34.8    29.7   17.2      67.6    59.1   14.4
                              -------  ------          ------- -------
Total Revenue................ 1,144.2   993.4   15.2   2,274.3 1,961.8   15.9
Benefits and Expenses........ 1,191.5   847.3   40.6   2,156.1 1,677.1   28.6
                              -------  ------          ------- -------
Income (Loss) Before Federal
 Income Taxes and Net
 Realized Investment Gains... $ (47.3) $146.1          $ 118.2 $ 284.7  (58.5)
                              =======  ======          ======= =======

   The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

   The increases in premium income result from strong sales trends over the past several quarters. Employee Benefits new annualized sales increased 29.6 percent to $262.6 million in the second quarter of 1999 from $202.6 million in the second quarter of 1998. New annualized sales for this segment increased
31.9 percent to $510.9 million for the first six months of 1999 from $387.3 million in the same period of 1998. Sales related to employee benefits can fluctuate significantly from quarter to quarter due to large case size and timing of sales submissions. Because of this fluctuation and the pricing changes which are being implemented, management expects that the rate of growth in new annualized group disability and other employee benefit sales will moderate during the balance of 1999.

   Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $27.4 million in the second quarter of 1999 compared to $24.4 million in the second quarter of 1998. On a year-to-date basis, this revenue was $53.2 million in 1999 compared to $47.7 million in 1998.

 Group Disability

   Group disability revenue increased to $743.0 million in the second quarter of 1999 versus $649.3 million in 1998. Premium growth for group long-term disability was driven by favorable persistency, prior period sales, and strong new annualized sales, which were $101.4 million in the second quarter of 1999 compared to $90.9 million in the same period of 1998. New annualized sales for group short-term disability increased 20.3 percent to $50.3 million in the second quarter of 1999 as compared to the second quarter of 1998, reflecting management's continuing efforts to cross-sell group short-term disability products with other employee benefits products.

   Group disability reported a loss of $109.6 million for the second quarter of 1999, as compared with $100.0 million of income for the same period in 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," the Company lowered the discount rate used to calculate certain of UNUM's disability claim reserves to conform with Provident's process and assumptions, which decreased group disability before-tax earnings by $191.7 million for the quarter and year-to-date. Excluding the effect of the discount rate change, this line reported a higher benefit ratio for its domestic business in the second quarter of 1999 as compared with 1998, primarily due to higher new claims incidence and the lengthening duration of claims incurred in 1999 in both long-term and short-term disability. Also contributing to the 1999 versus 1998 increase in the benefit ratio was the positive impact in the second quarter of 1998 of updated factors used in calculating social security offset amounts. The higher incidence level, which was noted in the first quarter of 1999, continued through the second quarter of 1999. The higher level of incidence for long-term disability was noted in the health services and manufacturing sectors. The health services sector has experienced higher incidence levels in recent quarters. This higher level of claim incidence is being taken into account in the pricing of new business and renewal of existing cases.

   Group disability reported a loss of $4.1 million for the first six months of 1999, as compared with $196.1 million of income for the same period in 1998. New annualized sales for the first six months of 1999 were $207.0 million and $94.9 million for group long-term and short-term disability, respectively, compared to $175.5 million and $78.0 million for the comparable period in 1998.

   As discussed under "Cautionary Statement Regarding Forward-Looking Statements," certain risks and uncertainties are inherent in the Company's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at or above the higher levels experienced in 1998. Therefore, management continues to monitor claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. However, given the competitive market conditions for the Company's disability products, it is uncertain whether pricing actions can mitigate the entire effect.

   In the fourth quarter of 1998, the Company recorded a $50.3 million before-tax charge for the group long-term disability line of business in the Employee Benefits segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the merger. Management expects the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The $50.3 million reserve increase is not considered material from a capital adequacy position.

   During the first and second quarters of 1999, those claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for the first and second quarters of 1999 to be 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience was 89 percent for the first quarter of 1999 and 90 percent for the second quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, second quarter and six months 1999 before-tax income for the group long-term disability line of business would have been negatively impacted by $11.8 million and $23.6 million, respectively. Management expects the remaining claim operations integration activities to impact claim reserves as anticipated at December 31, 1998. Management will continue to evaluate the impact of the merger on disability claims experience and the assumptions related to expected claim resolutions. If the claim operations integration activities take longer than expected to implement or if they result in unforeseen difficulties, claim durations could continue to increase and income could be adversely affected. See Note 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

 Group Life, Accidental Death and Dismemberment, and Long-term Care

   Group life, accidental death and dismemberment, and long-term care reported income of $61.0 million in the second quarter of 1999 compared to $44.7 million in the second quarter of 1998. The increase resulted from the growth in premium income, which was driven by strong sales, and a favorable benefit ratio in the accidental death and dismemberment line. New annualized sales increased 58.7 percent to $110.9 million in the second quarter of 1999. Year-to-date 1999 income was $119.5 million versus $86.3 million in 1998. Year-to-date new annualized sales were $209.0 million in 1999 compared to $133.8 million in 1998.

Individual Segment Operating Results

                           Three Months Ended June 30     Six Months Ended June 30
                          ------------------------------- ------------------------
                            1999      1998     % Change    1999    1998   % Change
                          --------- --------- ----------- ------- ------- --------
                                        (in millions of dollars)
Premium Income
 Individual Disability..  $   383.9 $   377.8       1.6%  $ 775.2 $ 765.2    1.3%
  Individual Life.......       21.8      22.2      (1.8)     44.4    44.0    0.9
  Individual Long-term
   Care.................       21.6      14.4      50.0      40.8    27.7   47.3
                          --------- ---------             ------- -------
Total Premium Income....      427.3     414.4       3.1     860.4   836.9    2.8
Net Investment Income...      222.7     205.7       8.3     432.0   405.0    6.7
Other Income............       11.1      17.9     (38.0)     29.3    37.7  (22.3)
                          --------- ---------             ------- -------
Total Revenue...........      661.1     638.0       3.6   1,321.7 1,279.6    3.3
Benefits and Expenses...      614.1     557.2      10.2   1,194.0 1,119.8    6.6
                          --------- ---------             ------- -------
Income Before Federal
 Income Taxes and Net
 Realized Investment
 Gains..................  $    47.0 $    80.8     (41.8)  $ 127.7 $ 159.8  (20.1)
                          ========= =========             ======= =======

   The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business.

 Individual Disability

   New annualized sales in the individual disability income line of business were up 4.3 percent in the second quarter of 1999, rising to $31.4 million from $30.1 million in the second quarter of 1998. Excluding discontinued products, new annualized sales increased 17.8 percent to $27.8 million in the second quarter of 1999 from $23.6 million in the comparable year ago period. Year-to-date new annualized sales were $65.3 million, an 11.8 percent increase over the comparable period of 1998. The persistency of existing individual disability income business continued to be favorable. Management expects that premium income in the individual disability income line will grow on a year-over-year basis as the product transition produces increasing levels of new sales of individual disability products. Income in the individual disability income line of business decreased to $35.2 million in the second quarter of 1999 from $69.3 million in the second quarter of 1998. On a year-to-date basis, income was $106.8 million in 1999 and $141.1 million in 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," the Company lowered the discount rate used to calculate certain of UNUM's disability claim reserves to conform with Provident's process and assumptions, which decreased individual disability before-tax earnings by $38.9 million for the quarter and six months. Excluding the effect of the discount rate change, this line reported an increase in the benefit ratio compared to the second quarter of 1998, primarily due to a decrease in claim resolutions on claims incurred in 1999. However, when compared to the prior three quarters, the claim resolution rate has improved. Individual disability experienced slightly lower new claim levels for the quarter as compared to second quarter 1998.

   As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million before-tax charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised claim resolution rates for the first and second quarters of 1999 to be 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company in the first and second quarters of 1999 was 89 percent and 90 percent, respectively. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, second quarter and year-to-date 1999 before-tax operating income for the individual disability line of business would have been negatively impacted by $23.8 million and $47.6 million, respectively. The $100.3 million reserve increase in the Individual segment is not considered material from a capital adequacy position. See Note 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

 Individual Life and Long-term Care

   The individual long-term care line of business reported increased premium income for the quarter and year-to-date, primarily due to new sales growth. New annualized sales were $10.5 million and $18.1 million for the quarter and year-to-date, an increase of 150.0 percent and 144.6 percent, respectively. The Company expects the strong sales momentum in individual long-term care to continue.

   Income in the individual life and long-term care lines of business increased to $11.8 million in the second quarter of 1999 from $11.5 million in the second quarter of 1998. Year-to-date income was $20.9 million or 11.8 percent higher than the first six months of 1998, due primarily to the increase in premium income and an improvement in the individual life benefit ratio.

Voluntary Benefits Segment Operating Results

                                                          Six Months Ended
                          Three Months Ended June 30           June 30
                         -----------------------------------------------------
                           1999      1998     % Change   1999   1998  % Change
                         --------- --------- ----------------- ------ --------
                                      (in millions of dollars)
Premium Income.......... $   173.1 $   166.8      3.8%  $344.3 $331.3    3.9%
Net Investment Income...      25.2      23.2      8.6     50.1   45.4   10.4
Other Income............       1.6       1.6      --       3.3    4.5  (26.7)
                         --------- ---------            ------ ------
Total Revenue...........     199.9     191.6      4.3    397.7  381.2    4.3
Benefits and Expenses...     168.8     160.7      5.0    335.1  323.0    3.7
                         --------- ---------            ------ ------
Income Before Federal
 Income Taxes and Net
 Realized Investment
 Gains.................. $    31.1 $    30.9      0.6   $ 62.6 $ 58.2    7.6
                         ========= =========            ====== ======

   The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

   Revenue in the Voluntary Benefits segment increased to $199.9 million in the second quarter of 1999 from $191.6 million in the second quarter of 1998. On a year-to-date basis, revenue for 1999 was $397.7 million compared to $381.2 million in 1998. The increase in premium income is driven by sales growth and favorable persistency. New annualized sales in this segment increased 10.6 percent to $58.3 million in the second quarter of 1999 from $52.7 million in the comparable period of 1998. For the six months, new annualized sales were $117.1 million in 1999 and $104.2 million in 1998. These sales are not necessarily indicative of the levels that may be attained in the future. Management continues its efforts to increase sales through the realignment of the sales organization and the enhancement of collaborative sales. Income in the Voluntary Benefits segment in the second quarter of 1999 was $31.1 million versus $30.9 million in 1998. For the first six months, income was $62.6 million in 1999 and $58.2 million in 1998. The increase in income is primarily due to the increase in premium income in all of the product lines, partially offset by a slightly higher benefit ratio in the accident, sickness, and disability product line.

Other Segment Operating Results

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                  --------------------- -----------------------
                                   1999  1998  % Change  1999    1998  % Change
                                  ------ ----- -------- ------  ------ --------
                                            (in millions of dollars)
Premium Income................... $126.3 $97.7   29.3%  $250.2  $196.9   27.1%
Net Investment Income............  114.5 135.6  (15.6)   228.0   302.8  (24.7)
Other Income.....................   20.5  32.8  (37.5)    48.4    55.7  (13.1)
                                  ------ -----          ------  ------
Total Revenue....................  261.3 266.1   (1.8)   526.6   555.4   (5.2)
Benefits and Expenses............  253.6 229.5   10.5    580.0   498.7   16.3
                                  ------ -----          ------  ------
Income (Loss) Before Federal
 Income Taxes and Net Realized
 Investment Gains................ $  7.7 $36.6  (79.0)  $(53.4) $ 56.7
                                  ====== =====          ======  ======

   The Other operating segment includes results from products no longer actively marketed, including corporate-owned life insurance, group pension, health insurance, individual annuities, and reinsurance pools and management. It is expected that revenue and earnings in this segment will decline over time as these business lines wind down. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

 Corporate-Owned Life

   Income from this line of business increased to $9.6 million in the second quarter of 1999 compared to $5.6 million in the same period of 1998. Income was $14.2 million in the first six months of 1999 versus $11.0 million in 1998. These results reflect better mortality experience in the second quarter of 1999 and wider spreads between interest earned and credited rates.

 Group Pension

   Income in the group pension line of business was $9.7 million in the second quarter of 1999 versus $6.7 million in the second quarter of 1998. For the first six months, income was $14.5 million in 1999 compared to $14.4 million in 1998. The increase in income in the second quarter of 1999 over the second quarter of 1998 is the result of higher investment income than required for crediting purposes. On a year-to-date basis, the 1998 results were lower due to a $1.9 million charge for guaranty fund assessments.

 Individual Annuities

   In the second quarter of 1998, the Company closed the sale of Provident's in-force individual and tax-sheltered annuity business to affiliates of American General Corporation (American General). The sale was effected by reinsurance in the form of 100 percent coinsurance agreements. The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities. In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which were no longer actively marketed. The sale did not include Provident's block of guaranteed investment contracts or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million. The before-tax gain included in other income for the second quarter of 1998 was $12.2 million.

 Reinsurance Pools and Management

   Premium income increased $25.2 million and $59.1 million for the three and six months, respectively, to $99.8 million and $203.6 million due primarily to increased participation in the Lloyd's of London syndicates. The reinsurance pools and management reported a loss of $12.6 million in the second quarter of 1999 compared to income of $4.2 million in the second quarter of 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," the Company lowered the discount rate used to calculate certain of UNUM's disability claim reserves to conform with Provident's process and assumptions, which decreased group long-term disability reinsurance second quarter 1999 before-tax earnings by $10.1 million.

   The reinsurance pools and management reported a loss of $86.6 million in the first six months of 1999 compared to income of $9.9 million in 1998. During the first quarter of 1999, the Company conducted a comprehensive strategic review of its reinsurance businesses to determine the appropriateness of their fit within the context of the merged entity. These businesses include the reinsurance management operations and the risk assumption (reinsurance pool participation, direct reinsurance, and Lloyd's of London syndicate participation). In the second quarter of 1999, the Company concluded that these businesses were not solidly aligned with its strength in the disability insurance market and stated its intent to sell its reinsurance management operations assuming the transaction would achieve the Company's financial objectives. Year-to-date earnings in the reinsurance pools and management line decreased $74.1 million due to the first quarter charge related to the reinsurance businesses. See previous discussion under "Consolidated Operating Results" and Note 4 of the "Notes to Condensed Consolidated Financial Statements."

   In the fourth quarter of 1998, the Company recorded a $2.4 million before-tax charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, second quarter and six months 1999 before-tax earnings for the reinsurance pools and management line of business would have been negatively impacted by $0.6 million and $1.2 million, respectively. See Note 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

 Other

   Effective January 1, 1998, the Company entered into an agreement with Connecticut General Life Insurance Company (Connecticut General) for Connecticut General to reinsure, on a 100 percent coinsurance basis, its in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates (CIGNA). This reinsured block constitutes substantially all of the Company's medical stop-loss insurance business. The small portion remaining consists of medical stop-loss coverages sold to clients other than those of CIGNA. The medical stop-loss business produced revenue of $14.1 million in 1998.

Corporate Segment Operating Results

   The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

   Revenue in the Corporate segment was $6.9 million in the second quarter of 1999 and $12.9 million in the second quarter of 1998. For the first six months, revenue was $15.0 million in 1999 and $16.8 million in 1998. The Corporate segment reported a loss of $317.3 million in the second quarter of 1999 compared to a loss of $34.0 million in the second quarter of 1998. On a year-to-date basis, the losses were $377.9 million for 1999 and $61.0 million for 1998. Interest and debt expense increased to $33.6 million and $66.5 million for the second quarter and six months of 1999 compared to $27.7 million and $55.0 million for the comparable periods of 1998 due to a higher average debt balance. In addition, the Company recorded a before-tax write-down of goodwill of $27.0 million and $2.0 million in the 1999 first quarter and second quarter, respectively. As discussed in the preceding section "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," in the second quarter of 1999 the Company recorded before-tax expenses related to the merger of approximately $142.2 million and a before-tax expense of approximately $125.9 million related to the early retirement offer to the Company's employees.

   The expenses related to the merger and to the early retirement offer to employees consist of the following (in millions):

   Employee related expense............................................. $ 45.2
   Exit activities related to duplicate facilities/asset abandonments...   57.4
   Investment banking, legal, and accounting fees.......................   39.6
                                                                         ------
   Subtotal.............................................................  142.2
   Expense related to the early retirement offer to employees...........  125.9
                                                                         ------
   Subtotal.............................................................  268.1
   Income tax benefit...................................................   74.3
                                                                         ------
   Total................................................................ $193.8
                                                                         ======

   Employee related expense consists of employee severance costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who have been involuntarily terminated. Severance benefits and costs associated with the vesting of restricted stock are $27.7 million and $17.5 million, respectively. The Company currently estimates that in total approximately 1,400 positions will be eliminated over a twelve month period beginning June 30, 1999, with an estimated 1,000 of these positions eliminated through the early retirement offer. As further opportunities for cost reductions are identified, there may be additional expenses for severance costs and exit activities.

   Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999, the completion date of the merger. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. Also, the total book value of physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, are being abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $31.8 million.

   These expenses are $35.1 million higher on a before-tax basis than the estimated expenses disclosed in the Joint Proxy Statement/Prospectus of UNUM and Provident dated June 2, 1999, primarily because the actual number of employees who accepted the early retirement offer was approximately 350 employees higher than estimated, resulting in additional before-tax expense of approximately $32.0 million. Partially offsetting this increase was a reduction in employee severance and outplacement costs in that fewer positions will be involuntarily terminated due to the early retirement election.

   The financial statements do not reflect any benefit expected from revenue enhancements or derived from potential cost savings related to the merger. Although management anticipates revenue enhancements and costs savings will result from the merger, there can be no assurance that these items will be achieved. Economies of scale, the elimination of duplicative expenditures, and the consistent use of the best practices of Provident and UNUM are expected to enable the Company to achieve annual cost savings of approximately $130 million in 2000.

   In addition to the expenses described above, in the three and six months ended June 30, 1999, the Company has expensed $20.0 million of other incremental costs associated with the merger, $17.1 million of which are included in the Corporate segment. These expenses consist primarily of compensation, training, integration, and licensing costs.

Investments

   Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company is reviewing its investment strategies in the context of the combined entity and is extending the duration of its investments and shifting the mix of assets in the portfolio by repositioning approximately $2.0 billion of its investments. Management believes this strategy will reduce its vulnerability to interest rate risk in the future and anticipates that, as a result, investment income may increase on an annualized basis approximately $30.0 million.

 Fixed Maturity Securities

   The Company's investment in mortgage-backed securities was approximately $1.9 billion on an amortized cost basis at June 30, 1999, and $2.1 billion at December 31, 1998. At June 30, 1999, the mortgage-backed securities had an average life of 11.5 years and effective duration of 8.9 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

   The Company's exposure to below-investment-grade fixed maturity securities at June 30, 1999, was $1,601.7 million, representing 6.1 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,452.6 million at December 31, 1998, representing
5.3 percent of invested assets.

 Mortgage Loans and Real Estate

   The Company's mortgage loan portfolio was $1,328.1 million and $1,321.2 million at June 30, 1999, and December 31, 1998, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes allowances for probable mortgage loan losses based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

   The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low in 1999 and 1998, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future.

   At June 30, 1999, and December 31, 1998, impaired loans totaled $18.3 million and $20.7 million, respectively. Included in the impaired loans at June 30 were $6.7 million of loans which had a related, specific allowance for probable losses of $2.4 million and $11.6 million of loans which had no related, specific allowance for probable losses. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

   Restructured mortgage loans totaled $12.3 million at June 30, 1999, compared to $14.5 million at December 31, 1998, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the six and twelve month periods ended June 30, 1999, and December 31, 1998.

   Real estate was $314.4 million and $309.8 million at June 30, 1999, and December 31, 1998. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $114.5 million at June 30, 1999, and $15.6 million at December 31, 1998. The Company reasonably expects to sell this real estate during 1999. The sale is not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

   Allowances for probable losses on mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. The allowance for probable losses on mortgage loans and real estate was $32.9 million and $53.0 million, respectively, at June 30, 1999. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

 Other

   The Company's exposure to non-current investments totaled $15.1 million at June 30, 1999, or 0.05 percent of invested assets. These non-current investments are mortgage loans that became more than thirty days past due in principal and interest payments.

   The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps or forward treasuries to manage duration and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual disability product portfolio. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

   The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $740.1 million for the six months ended June 30, 1999, as compared to $633.8 million in the comparable period in 1998.

   The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements excluding the strain placed on capital as a result of the charges recorded in connection with the merger and the early retirement program. As a result of the effect of the reserve increase, the merger related expenses, and the cost of the early retirement program on capital as well as refinancing requirements, the Company will need to raise approximately $500 million in capital during the remainder of 1999. Approximately half of this is incremental to the June 30, 1999 balance. The Company expects to raise the capital for its insurance subsidiaries through the debt markets and is currently exploring the alternatives available. The Company intends to file a shelf registration later this year in order to provide funding flexibility through the issuance of debt or equity securities. The funding will be used to finance, among other requirements, the capital need referenced above and to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

   At June 30, 1999, the Company had short-term and long-term debt totaling $490.0 million and $1,226.5 million, respectively. Included in the short-term debt was $150.6 million used to finance investment activities. At June 30, 1999, approximately $308.8 million was available for additional financing under the existing revolving credit facility. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer-term securities. In the normal course of business, the Company enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. The Company had outstanding letters of credit of $156.8 million at June 30, 1999.

   In the fourth quarter of 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June of 1999, due in June of 2000. The notes had an interest rate of 5.135% at June 30, 1999.

   In 1998, the Company rescinded its stock repurchase program as a result of the pending merger. As a result, no shares of common stock were repurchased during the first six months of 1999. During the first six months of 1998, the Company acquired approximately 1.3 million shares of its common stock in the open market at an aggregate cost of $70.8 million. At the completion of the merger, UNUM common stock held in treasury was retired.

Ratings

   Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

   The rating agencies reviewed and, in some instances, revised their ratings to reflect the completion of the merger. The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

                               S&P                  Moody's             AM Best
                         ----------------  -------------------------  ------------
UNUMProvident
 Corporation
  Senior Debt...........    A (Strong)      A2 (Upper Medium Grade)    Not Rated
  Junior Subordinated
   Debt.................    BBB+ (Good)     A3 (Upper Medium Grade)    Not Rated
  Commercial Paper......   A-1 (Strong)    Prime-1 (Superior Ability)  Not Rated
U.S. Insurance
 Subsidiaries
  Provident Life &
   Accident............. AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  Provident Life &
   Casualty.............    Not Rated              Not Rated          A+ (Superior)
  Provident National
   Assurance............    Not Rated           Aa3 (Excellent)       A+ (Superior)
  UNUM Life of America.. AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  First UNUM Life....... AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  Colonial Life &
   Accident............. AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  Paul Revere Life...... AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  Paul Revere Variable.. AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)
  Paul Revere
   Protective........... AA- (Very Strong)      Aa3 (Excellent)       A+ (Superior)

Year 2000 Date Conversion

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

   The Company's program for the year 2000 is organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing and deployment. As of June 30, 1999, the Company had completed the assessment and code remediation phases for all of its critical and non-critical business systems with over 90 percent completing the compliance testing phase. Deployment is substantially completed for most critical and non-critical systems. As previously discussed in Provident's and UNUM's Annual Reports on Form 10-K/A, management continues to expect completion of all phases by the end of 1999.

   There are numerous instances in which third parties having a relationship with the Company have year 2000 issues to address and resolve. These include, among others, vendors of hardware and software, holders of group insurance policies, issuers of investment securities, financial institutions, governmental agencies, and suppliers. An aspect of the Company's year 2000 program has been to assess its critical external dependencies and, as part of its due diligence efforts, to contact certain third parties seeking written assurance as to their expectancy to be year 2000 compliant. The nature of the Company's follow up to its written requests to third parties depends upon its assessment of the response and of the materiality of the effect of non-compliance by the third party on the Company. In some instances the Company is performing site visits to certain third party businesses and testing their systems for compliance. In addition, the Company is testing external electronic interfaces with certain critical business partners. To date, no significant issues from critical external dependencies have been identified; however, there can be no guarantee that the computer systems of these third parties will be year 2000 compliant. The Company is developing contingency plans to alleviate the potential business impact of third parties not being year 2000 compliant. Management expects these plans to be finalized and ready for implementation in third quarter 1999. The effort of internal business and systems personnel devoted to the project has been considerable. Temporary personnel and subject matter consultants have been utilized, when appropriate, to assist full time personnel in some phases or aspects of the project. The Company has utilized compensation programs to retain project personnel in order to keep the project on schedule. While the project has required systems management to more closely scrutinize the prioritization of information technology projects, it is not believed that any deferral of information technology projects has had a material impact on the Company. The Company has also had occasional contact with certain peer companies comparing approaches to year 2000 issues.

   Given the range of possibilities that may occur in connection with non-compliance with year 2000 that could affect the Company, particularly as a consequence of third parties, the Company is unable to provide an estimate of the impact of such non-compliance on its business, results of operations, or financial condition. With regard to non-compliance resulting from the Company's systems, which the Company believes to be less likely than that resulting from third parties, the Company would devote its financial and personnel resources to remediate the problem as soon as possible. With regard to non-compliance resulting from third party failure, the Company is finalizing appropriate contingency arrangements that will minimize such impact; however, given the range of possibilities, no assurance can be given that the Company's efforts will be successful. In addition, the Company is developing detailed plans for activities for managing the year-end rollover period. This includes plans for appropriate backup of data, year-end processing schedules, limiting installations of new code, and the availability of special response teams tasked with identifying and resolving any issues which might occur during the rollover period. These teams include both information technology and business professionals.

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

   Since inception of the project, the Company has expensed approximately $29.4 million through June 30, 1999, in connection with incremental cost of the year 2000 project and estimates an additional $3.0 million to complete the project. The costs of the project and the date on which the Company plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. See Part II, Item 7 of Provident's and UNUM's Annual Reports on Form 10-K/A for further discussion of the year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

   The Company is also subject to foreign exchange risk arising from its foreign operations and certain foreign dollar denominated investment securities. Foreign operations represent 6.6 percent and 6.5 percent of total assets at June 30, 1999 and December 31, 1998, respectively, and 9.3 percent and 9.9 percent of total revenue for the six month periods ended June 30, 1999 and 1998, respectively. At June 30, 1999, there were no outstanding derivatives hedging this foreign currency risk.

   See Part II, Items 7, 7A, and 8 of Provident's and UNUM's Annual Reports on Form 10-K/A for further discussion of the qualitative and quantitative aspects of market risk, including derivative financial instrument activity. During the first six months of 1999, there was no substantive change to the Company's market risk.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of the Stockholders of Provident held at 8:30 a.m. on June 30, 1999, Provident stockholders elected all of management's nominees for the Board of Directors as listed in the proxy statement and set forth below and approved the following proposals:

                                                             Votes in    Votes
                                                               Favor    Withheld
                                                            ----------- --------
1.  Election of Directors
  William L. Armstrong..................................... 122,289,161 372,751
  William H. Bolinder...................................... 122,289,150 372,762
  J. Harold Chandler....................................... 122,258,709 403,203
  Charlotte M. Heffner..................................... 122,285,850 376,062
  Hugh B. Jacks............................................ 122,285,974 375,938
  Hugh O. Maclellan, Jr.................................... 122,286,452 375,460
  A.S. MacMillan........................................... 122,289,510 372,402
  C. William Pollard....................................... 122,289,915 371,997
  Steven S Reinemund....................................... 122,287,801 374,111
  Burton E. Sorensen....................................... 122,284,824 377,088
  Thomas R. Watjen......................................... 122,287,370 374,542

                                            Votes     Votes
                               Votes For   Against  Abstaining Broker Non-votes
                              ----------- --------- ---------- ----------------
2. Adoption of Agreement and
   Plan of Merger............ 116,541,445   106,410  330,400      5,683,657
3. Approval of Amendment to
   the Amended and Restated
   Certificate of
   Incorporation............. 116,455,548   171,557  351,150      5,683,657
4. Approval of Amendment to
   Stock Plan of 1999........ 116,688,387 5,555,781  417,744              0

   Effective upon the merger with UNUM, Messrs. Bolinder, Jacks, and Watjen and Ms. Heffner resigned from the board, and the following persons, each of whom was a director of UNUM immediately prior to the merger were appointed to fill vacancies on the Board:

   James F. Orr III             Cynthia A. Montgomery               Lois Dickson Rice
   Ronald E. Goldsberry         James L. Moody, Jr.                 John W. Rowe
   George J. Mitchell           Lawrence R. Pugh

                         REVIEW BY INDEPENDENT AUDITORS

   The condensed consolidated financial statements at June 30, 1999, and for the three month and six month periods then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibit 3.1           Restated Certificate of Incorporation
 Exhibit 3.2              Amended and Restated Bylaws
 Exhibit 10.1             Employment Agreement between the Company and James F. Orr III
 Exhibit 10.2             Employment Agreement between the Company and J. Harold Chandler
 Exhibit 10.3             Employment Agreement between the Company and F. Dean Copeland
 Exhibit 10.4             Employment Agreement between the Company and Robert W. Crispin
 Exhibit 10.5             Employment Agreement between the Company and Elaine D. Rosen
 Exhibit 10.6             Employment Agreement between the Company and Thomas R. Watjen
 Exhibit 15               Letter re unaudited interim financial information
 Exhibit 18               Letter re change in accounting principles
 Exhibit 27               Financial data schedules (for SEC use only)
 (b)Reports on Form 8-K:
 Form 8-K filed on June 30, 1999, relating to the completion of the merger with UNUM
  Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNUMProvident Corporation
                                          (Registrant)

   Date: August 12, 1999

                                                  /s/ J. Harold Chandler
                                          _____________________________________
                                                    J. Harold Chandler
                                               President and Chief Operating
                                                          Officer

   Date: August 12, 1999

                                                   /s/ Thomas R. Watjen
                                          _____________________________________
                                                     Thomas R. Watjen
                                             Executive Vice President--Finance
                                               (principal financial officer)

   Date: August 12, 1999

                                                   /s/ Robert E. Broatch
                                          _____________________________________
                                                     Robert E. Broatch
                                              Senior Vice President and Chief
                                                 Financial Officer (chief
                                                    accounting officer)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                               ----------------

                           UNUMPROVIDENT CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX OF EXHIBITS

                                        EXHIBIT                           PAGE
                                        -------                           ----
 Exhibit 3.1  Restated Certificate of Incorporation.....................
 Exhibit 3.2  Amended and Restated Bylaws...............................
 Exhibit 10.1 Employment Agreement between the Company and James F. Orr
              III.......................................................
 Exhibit 10.2 Employment Agreement between the Company and J. Harold
              Chandler..................................................
 Exhibit 10.3 Employment Agreement between the Company and F. Dean
              Copeland..................................................
 Exhibit 10.4 Employment Agreement between the Company and Robert W.
              Crispin...................................................
 Exhibit 10.5 Employment Agreement between the Company and Elaine D.
              Rosen.....................................................
 Exhibit 10.6 Employment Agreement between the Company and Thomas R.
              Watjen....................................................
 Exhibit 15   Letter re unaudited interim financial information.........
 Exhibit 18   Letter re change in accounting principles.................
 Exhibit 27   Financial data schedules (for SEC use only)...............