Form 10-Q
period 1999-09-30
UNUMPROVIDENT CORP
filed 1999-11-15
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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


                                 207.770.2211
             (Registrant's telephone number, including area code)

                                Not Applicable
       (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----


     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at September 30, 1999
          -----                              ---------------------------------
Common Stock, $0.10 Par Value                             240,027,742

                           UNUMPROVIDENT CORPORATION


                                     INDEX

                                                                            PAGE
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):

               Condensed Consolidated Statements of Financial
                Condition at September 30, 1999 and December 31, 1998          3

               Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1999 and 1998        5

               Condensed Consolidated Statements of Stockholders' Equity
                for the Nine Months Ended September 30, 1999 and 1998          6

               Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998                  7

               Notes to Condensed Consolidated Financial Statements            8

               Independent Auditors' Review Report                            27


     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           28

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     44


PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                               46

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                 September 30         December 31
                                                                                     1999                1998
                                                                                     (in millions of dollars)
                                                                             -----------------------------------------
                                                                                 (Unaudited)
Assets
   Investments
     Fixed Maturity Securities
        Available-for-Sale                                                         $21,447.5            $22,732.2
        Held-to-Maturity                                                               325.4                307.0
     Mortgage Loans                                                                  1,288.0              1,321.2
     Real Estate                                                                       288.4                309.8
     Policy Loans                                                                    2,279.5              2,227.2
     Short-term Investments                                                            534.4                245.1
     Other Investments                                                                  57.0                 43.5
                                                                                   ---------            ---------
            Total Investments                                                       26,220.2             27,186.0


   Cash and Bank Deposits                                                              139.1                111.2
   Premiums Receivable                                                                 792.8                570.1
   Reinsurance Receivable                                                            4,982.5              4,871.0
   Accrued Investment Income                                                           557.2                502.5
   Deferred Policy Acquisition Costs                                                 2,347.0              2,060.5
   Value of Business Acquired                                                          544.7                570.5
   Goodwill                                                                            739.2                814.7
   Other Assets                                                                      1,335.2              1,502.7
   Separate Account Assets                                                             413.2                413.0
                                                                                   ---------            ---------


Total Assets                                                                       $38,071.1            $38,602.2
                                                                                   =========            =========

See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                                 September 30         December 31
                                                                                     1999                1998
                                                                                     (in millions of dollars)
                                                                             -----------------------------------------
                                                                                 (Unaudited)
Liabilities and Stockholders' Equity
   Policy and Contract Benefits                                                    $ 1,601.0            $ 1,384.9
   Reserves for Future Policy and Contract Benefits and
     Unearned Premiums                                                              23,642.6             22,490.7
   Other Policyholders' Funds                                                        3,490.9              4,102.7
   Federal Income Tax                                                                  297.4                969.8
   Short-term Debt                                                                     531.0                323.7
   Long-term Debt                                                                    1,216.3              1,225.2
   Other Liabilities                                                                 1,640.3              1,246.0
   Separate Account Liabilities                                                        413.2                413.0
                                                                                   ---------            ---------

Total Liabilities                                                                   32,832.7             32,156.0
                                                                                   ---------            ---------

Commitments and Contingent Liabilities - Note 10

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                                          300.0                300.0
                                                                                   ---------            ---------

Stockholders' Equity
   Common Stock, $0.10 par
       Authorized:  725,000,000 shares
       Issued:  240,204,037 and 237,802,647 shares                                      24.0                 23.8
   Additional Paid-in Capital                                                        1,020.9                959.2
   Accumulated Other Comprehensive Income                                               81.0                914.7
   Retained Earnings                                                                 3,821.7              4,279.2
   Treasury Stock at Cost:  176,295 shares                                              (9.2)                (9.2)
   Deferred Compensation                                                                   -                (21.5)
                                                                                   ---------            ---------

Total Stockholders' Equity                                                           4,938.4              6,146.2
                                                                                   ---------            ---------


Total Liabilities and Stockholders' Equity                                         $38,071.1            $38,602.2
                                                                                   =========            =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30                      September 30
                                                               1999              1998             1999             1998
                                                                     (in millions of dollars, except share data)
                                                         ---------------------------------------------------------------------
Revenue
  Premium Income                                            $ 1,736.2         $ 1,560.5        $ 5,105.1        $ 4,559.2
  Net Investment Income                                         513.4             494.4          1,531.0          1,533.0
  Net Realized Investment Gains                                  77.9              16.4             89.3             30.8
  Other Income                                                  105.6              73.6            254.4            231.1
                                                            ---------         ---------        ---------        ---------
Total Revenue                                                 2,433.1           2,144.9          6,979.8          6,354.1
                                                            ---------         ---------        ---------        ---------


Benefits and Expenses
  Benefits and Change in Reserves for Future Benefits         2,053.1           1,329.0          5,245.9          3,947.5
  Commissions                                                   217.6             196.0            679.7            635.6
  Interest and Debt Expense                                      34.3              32.6            100.8             90.6
  Deferral of Policy Acquisition Costs                         (182.8)           (152.7)          (603.0)          (500.4)
  Amortization of Deferred Policy Acquisition Costs             107.4              94.4            332.0            272.6
  Amortization of Value of Business Acquired
    and Goodwill                                                 43.4              16.1            103.6             49.9
  Other Operating Expenses                                      422.9             353.6          1,495.0          1,069.6
                                                            ---------         ---------        ---------        ---------
Total Benefits and Expenses                                   2,695.9           1,869.0          7,354.0          5,565.4
                                                            ---------         ---------        ---------        ---------

Income (Loss) Before Federal Income Taxes                      (262.8)            275.9           (374.2)           788.7
Federal Income Taxes (Credit)                                   (45.8)             89.6            (55.3)           264.3
                                                            ---------         ---------        ---------        ---------
Net Income (Loss)                                           $  (217.0)        $   186.3        $  (318.9)       $   524.4
                                                            =========         =========        =========        =========

Net Income (Loss) Per Common Share
  Basic                                                     $   (0.91)        $    0.79        $   (1.34)       $    2.21
  Assuming Dilution                                         $   (0.91)        $    0.77        $   (1.34)       $    2.15


Dividends Paid Per Common Share                             $    0.15         $    0.15        $    0.43        $    0.43

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                      Accumulated
                                                          Additional     Other
                                      Preferred  Common    Paid-in   Comprehensive  Retained   Treasury    Deferred
                                        Stock     Stock    Capital      Income      Earnings     Stock   Compensation   Total
                                                                     (in millions of dollars)
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1997            $ 156.2   $23.7   $  954.8    $  799.0      $3,797.7     $(1.5)    $(15.8)   $ 5,714.1

Comprehensive Income, Net of Tax
  Net Income                                                                           524.4                             524.4
  Change in Net Unrealized
     Gain on Securities                                                  252.7                                           252.7
  Change in Foreign Currency
     Translation Adjustment                                               (9.6)                                           (9.6)
                                                                                                                     ---------
Total Comprehensive Income                                                                                               767.5
                                                                                                                     ---------

Common Stock Activity                               0.1      (21.0)                               (7.7)       0.7        (27.9)
Preferred Stock Redeemed                 (156.2)                                                                        (156.2)
Dividends to Stockholders                                                             (101.9)                           (101.9)
                                        -------   -----   --------    --------      --------     -----     ------    ---------

Balance at September 30, 1998           $     -   $23.8   $  933.8    $1,042.1      $4,220.2     $(9.2)    $(15.1)   $ 6,195.6
                                        =======   =====   ========    ========      ========     =====     ======    =========

Balance at December 31, 1998            $     -   $23.8   $  959.2    $  914.7      $4,279.2     $(9.2)    $(21.5)   $ 6,146.2

Comprehensive Loss, Net of Tax
  Net Loss                                                                            (318.9)                           (318.9)
  Change in Net Unrealized Gain
   on Securities                                                        (847.6)                                         (847.6)
  Change in Foreign Currency
   Translation Adjustment                                                 13.9                                            13.9
                                                                                                                     ---------
Total Comprehensive Loss                                                                                              (1,152.6)
                                                                                                                     ---------
Common Stock Activity                               0.2       61.7                                           21.5         83.4
Dividends to Stockholders                                                             (138.6)                           (138.6)
                                        -------   -----   --------    --------      --------     -----     ------    ---------
Balance at September 30, 1999           $     -   $24.0   $1,020.9    $   81.0      $3,821.7     $(9.2)    $    -    $ 4,938.4
                                        =======   =====   ========    ========      ========     =====     ======    =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                                    Nine Months Ended September 30
                                                                                       1999               1998
                                                                                       (in millions of dollars)
                                                                                 -------------------------------------
Net Cash Provided by Operating Activities                                           $ 1,153.2         $ 1,212.2
                                                                                    ---------         ---------

Cash Flows from Investing Activities
   Proceeds from Sales of Investments                                                 3,106.3           1,480.3
   Proceeds from Maturities of Investments                                              946.5           1,292.9
   Purchase of Investments                                                           (4,536.9)         (2,912.7)
   Net Purchases of Short-term Investments                                             (289.7)           (160.0)
   Disposition of Business                                                                  -              58.0
   Other                                                                                (54.2)            (50.4)
                                                                                    ---------         ---------
Net Cash Used by Investing Activities                                                  (828.0)           (291.9)
                                                                                    ---------         ---------

Cash Flows from Financing Activities
   Deposits to Policyholder Accounts                                                    156.1             142.7
   Maturities and Benefit Payments from Policyholder Accounts                          (598.5)           (976.5)
   Net Short-term Borrowings                                                            181.7              40.7
   Issuance of Long-term Debt                                                           200.0             650.0
   Long-term Debt Repayments                                                           (183.3)           (763.0)
   Issuance of Company-Obligated Mandatorily Redeemable
    Preferred Securities                                                                    -             300.0
   Redemption of Preferred Stock                                                            -            (156.2)
   Dividends Paid to Stockholders                                                      (103.4)           (105.1)
   Repurchase of Common Stock                                                               -             (72.7)
   Other                                                                                 48.1              24.8
                                                                                    ---------         ---------
Net Cash Used by Financing Activities                                                  (299.3)           (915.3)
                                                                                    ---------         ---------

Effect of Foreign Exchange Rate on Cash                                                   2.0              (0.4)
                                                                                    ---------         ---------

Net Increase in Cash and Bank Deposits                                                   27.9               4.6

Cash and Bank Deposits at Beginning of Period                                           111.2              94.5
                                                                                    ---------         ---------

Cash and Bank Deposits at End of Period                                             $   139.1         $    99.1
                                                                                    =========         =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 1--Basis of Presentation

On June 30, 1999, Unum Corporation (Unum) merged with and into Provident Companies, Inc. (Provident) under the name UnumProvident Corporation (the Company). The merger was accounted for as a pooling of interests. The historical financial results presented herein and the condensed consolidated statement of financial condition as of December 31, 1998, give effect to the merger as if it had been completed at the beginning of the earliest period presented.

The Company values its available-for-sale fixed maturity and equity securities at fair value, with unrealized holding gains and losses reported as a component of comprehensive income. Companies are required to also adjust deferred acquisition costs and/or certain policyholder liabilities to reflect the changes that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Prior to the merger, Unum adjusted policyholder liabilities and Provident adjusted deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for those products where these assets existed. To present financial information in a common reporting format, management has determined that the combined entity will adjust policyholder liabilities rather than DPAC and VOBA. Prior period financial statements have been restated to reflect this reclassification. The reclassification did not change other comprehensive income, accumulated other comprehensive income, or fixed maturity and equity securities. The reclassification reflected in the December 31, 1998, condensed consolidated statement of financial condition resulted in an increase of $329.7 million in DPAC, $1.5 million in VOBA, and, $331.2 million in reserves for future policy and contract benefits. Certain additional reclassification adjustments have been made to conform the companies' presentations in the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These results are also not necessarily indicative of the results of operations that would have been realized had the merger been completed prior to June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Unum's and Provident's reports on Form 10-Q, in each case for the nine months ended September 30, 1998, the Company's Form 8-K filed September 2, 1999 for the fiscal year ended December 31, 1998 and the three months ended March 31, 1999, and the Company's Form 10-Q for the six months ended June 30, 1999.

Note 2--Merger

On June 30, 1999, prior to the completion of the merger, each outstanding share of Provident common stock was reclassified and converted into 0.73 of a share of Provident common stock. Immediately after this reclassification, the merger was completed, and each share of Unum common stock issued and outstanding immediately prior to the merger was converted into one share of the Company's common stock, and the par value was reduced from $1.00 to $0.10 per share. In the merger, the shares of Provident common stock were not further affected, but thereafter became shares of the Company's common stock. Unum common stock held in treasury was retired. Stockholders' equity and per share amounts have been adjusted to reflect these items.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 2--Merger (Continued)

During the second and third quarters of 1999, the Company recognized $310.6 million of before-tax expenses related to the merger and the early retirement offer to employees. The breakdown of these expenses by quarter is as follows:

                                                                                       1999
                                                                           ------------------------------
                                                                                2/nd/            3/rd/
                                                                               (in millions of dollars)
                                                                           ------------------------------
       Employee related expense                                                $ 45.2          $32.5
       Exit activities related to duplicate facilities/asset abandonments        57.4           10.0
       Investment banking, legal, and accounting fees                            39.6              -
                                                                               ------          -----
       Subtotal                                                                 142.2           42.5
       Expense related to the early retirement offer to employees               125.9              -
                                                                               ------          -----
       Subtotal                                                                 268.1           42.5
       Income tax benefit                                                        74.3           14.9
                                                                               ------          -----
       Total                                                                   $193.8          $27.6
                                                                               ======          =====

Employee related expense consists of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who have been involuntarily terminated. Severance benefits and change in control costs are $60.2 million, and costs associated with the vesting of restricted stock are $17.5 million. The Company now estimates that in total approximately 1,615 positions will be eliminated over a twelve month period beginning June 30, 1999, 215 positions higher than the original estimate of 1,400. Approximately 1,000 of these positions will be eliminated through the early retirement offer. At September 30, 1999, approximately 500 and 160 positions have been eliminated as a result of the early retirement offer and involuntary terminations, respectively, and $13.3 million of the estimated $60.2 million has been paid for severance benefits and change in control costs.

Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999, the completion date of the merger. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of September 30, 1999, $2.3 million of this estimated liability has been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $31.8 million during the second quarter of 1999. During the third quarter, hardware and software abandonments increased $10.0 million due to the identification of additional redundancies. Approximately $27.7 million of assets were abandoned and removed from service on the date the merger was consummated. Of the remaining $14.1 million of identified abandonments, $10.5 million were removed from service during the third quarter, and $3.6 million are expected to be abandoned during the fourth quarter of 1999.

The expenses related to the merger reduced second quarter 1999 earnings $142.2 million before tax and $112.0 million after tax ($0.47 per common share). The expense related to the early retirement offer reduced earnings $125.9 million before tax and $81.8 million after tax ($0.34 per common share). The impact of merger related expenses on third quarter 1999 earnings was $42.5 million before tax and $27.6 million after tax ($0.12 per common share).

Additionally during the second quarter of 1999, 546,362 shares of outstanding restricted stock became unrestricted and stock options on 5,301,683 shares became immediately exercisable effective with the merger, in accordance with Unum's and Provident's restricted stock and stock option plan provisions concerning a change in control.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 2--Merger (Continued)

The expense related to restricted stock vesting has been included in merger related expenses. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost was recognized for stock option vesting.

Generally, because of the effort and time involved, reviews and updates of assumptions related to benefit liabilities are periodically undertaken over time and are reflected in the calculation of benefit liabilities as completed. Many factors influence assumptions underlying reserves, and considerable judgment is required to interpret current and historical experience underlying all of the assumptions and to assess the future factors that are likely to influence the ultimate cost of settling existing claims.

Prior to the merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying those policies for similar products. Unum's former methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the Company. Accordingly, at June 30, 1999 the Company adopted Provident's method of calculating the discount rate for claim reserves.

The discount rates affected by this change in Unum's methodology were as follows:

                                                                                          June 30, 1999
                                                                             -----------------------------------------
                                                                                Current Rates        Former Rates
                                                                             -----------------------------------------
Group Long-term Disability (North America)                                          6.75%                7.74%
Group Long-term Disability and Individual Disability (United Kingdom)               7.45%                8.80%
Individual Disability (North America)                                               6.88%                7.37%

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

Subsequent to the merger date, the Company began to integrate the valuation procedures of the two organizations to provide for a more effective linking of pricing and reserving assumptions and to facilitate a more efficient process for adjusting liabilities to emerging trends. Included in this integration activity were a review and an update of assumptions that underlie policy and contract benefit liabilities. The purpose of the study was to confirm or update the assumptions which were viewed as likely to affect the ultimate liability for contract benefits. Accordingly, as a result of the merger, the Company accelerated the performance of its normal reviews of the assumptions underlying reserves to determine the assumptions that the newly merged Company will use in the future for pricing, performance management, and reserving.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 2--Merger (Continued)

The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic and Canadian group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million, which reduced third quarter 1999 earnings $359.2 million before tax and $233.5 million after tax ($0.97 per common share).

The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported (IBNR) factors, and discount rates. These components and their effect on the reserve increase are summarized and discussed below.

                                                                               (in millions)
                                                                              ----------------
                          Claim termination rates                                 $ 372.6
                          Incurred but not reported factors                         101.4
                          Discount rates                                           (114.8)
                                                                                  -------
                          Net change                                              $ 359.2
                                                                                  =======

The assumptions concerning claim termination rates relate to changes in the estimated average length of time a claim is open (duration) and the ultimate cost of settling claims. Recent trends indicate the duration of a disability claim is increasing. Claim termination rates are based on industry experience adjusted for Company historical and anticipated experience, which considers emerging trends and Company actions that would have a material effect on claim termination rates.

The increase in policy and contract benefit liabilities that results from the revised claim termination rates is attributable to two elements. The first element is the claim resolution assumption, which is the portion of claim terminations related to the disabled returning to work or the expiration of the benefit period. The second element is the mortality assumption, which is the portion of claim terminations that result from death of the disabled. The effect of these two elements on the increase in policy and contract benefit liabilities is discussed below.

Claim resolution assumptions have been determined considering both external trends and the Company's current and planned actions which would have a material effect on claim resolution rates. Due to the high variability in claim resolution rates, considerable judgment is required in setting claim resolution assumptions. Revised claim resolution assumptions have been determined after consideration of the merger integration plans, including the short-term disruption of the claims management process from integration activities. Other factors considered included emerging external trends, such as the developing trend for some claimants to remain on claim longer, current and historical claim resolution experience, industry claim resolution experience, and changes in planned actions, as well as the anticipated future effectiveness of the claims operations in settling existing claims. The revised assumptions for claim resolution rates resulted in an increase in benefit liabilities of approximately $194.8 million. These estimates rely on the Company's ability to complete integration and claims processing changes as planned and those changes having the anticipated impact on claim recovery rates.

The review also examined assumptions for mortality. Revision of mortality assumptions resulted in an increase in benefit liabilities of approximately $177.8 million. Mortality is a critical factor influencing the length of time a claimant receives monthly disability benefits. Mortality has been improving for the general population, and this improvement is now considered permanent. Life expectancy has been extended dramatically for individuals suffering from acquired immune deficiency syndrome (AIDS). Early observations of this trend and related medical literature raised questions concerning the long-term sustainability of the mortality improvements. The Company also assumed that, if the trend did continue, many of the individuals responding positively to treatment could be returned to productive employment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 2--Merger (Continued)

The previous review of mortality performed by the Company did not indicate a need to change mortality assumptions. However, recent analysis indicates that the improved mortality trend is sustainable and that rehabilitation of afflicted individuals to return to work has been minimally successful to date. AIDS related disabilities are 2.46 percent of the Company's total disability claims. In addition to the AIDS mortality trend, the recent review demonstrates that survival from other frequently fatal diseases such as cancer and heart disease has improved over recent periods and is now judged to be more permanent due to advances in medical sciences and treatments. While the treatment advances have lengthened life expectancies, they do not always result in the claimant being able to return to work; thus, the ultimate level of payments to be made on a disability claim increases. Of the total increase in benefit liabilities for revised mortality assumptions, $85.4 million is related to AIDS related disabilities and $92.4 million to cancer and other disabilities.

The second component of the increase in benefit liabilities is the provision for claims incurred but not yet reported, which resulted in an increase in benefit liabilities of $101.4 million. This provision is an estimate of the outstanding liability related to claims that have been incurred by individual insureds as of the valuation date, but the claims have not yet been reported to the Company. This liability is affected by the estimate of the number of outstanding claims. Because of the long elimination periods, generally 90 to 180 days or longer, the development of the factors must cover a period of sufficient length to mitigate the effects of random fluctuations and to establish the presence of trends. Recent trends indicate an increase in new claim rates which results in an increase in the estimate of outstanding claims. Another item affecting this liability is the estimate of the average cost of each outstanding claim. The lengthening of time a claimant receives monthly benefits resulting from the factors noted above also results in an increase in the estimate of the average cost of each claim.

The third component of the change in benefit liabilities is the change in the rate used to discount claim reserves, including IBNR reserves, which resulted in a decrease of $114.8 million in benefit liabilities. Subsequent to the merger, the Company significantly restructured the investment portfolio backing these liabilities with the objective of improving asset and liability management and improving yield. As part of this strategy, during the third quarter of 1999, the Company sold $426.1 million of assets with a book yield of 5.98 percent and purchased $546.6 million of assets with a yield of 8.87 percent, improving the overall yield on the assets backing liabilities. As a result of this investment restructuring and consistent with its policy, the Company increased the rate used to discount claim reserves to 7.35 percent, resulting in a decrease of $114.8 million in benefit liabilities.

The updated assumptions will be reflected in new and renewal pricing actions, and a higher benefit ratio is expected over the next several quarters until the effect of pricing actions is reflected in premium income. Actual experience could fluctuate from these assumptions, and such fluctuations may have a material positive or negative effect on net income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 2--Merger (Continued)

The results of operations for the separate companies and the combined amounts for the periods prior to the merger were as follows:


                                            Six Months Ended        Three Months Ended        Nine Months Ended
                                             June 30, 1999          September 30, 1998       September 30, 1998
                                                                 (in millions of dollars)
                                        ----------------------------------------------------------------------------
Revenue
  Unum                                           $2,557.8                $1,169.6                  $3,402.2
  Provident                                       1,988.9                   975.3                   2,951.9
                                                 --------                --------                  --------
  Combined Revenue                               $4,546.7                $2,144.9                  $6,354.1
                                                 ========                ========                  ========

Net Income (Loss)
  Unum                                           $ (189.7)               $  104.4                  $  296.6
  Provident                                          87.8                    81.9                     227.8
                                                 --------                --------                  --------
  Combined Net Income (Loss)                     $ (101.9)               $  186.3                  $  524.4
                                                 ========                ========                  ========

Included in Unum's net loss for the six months ended June 30, 1999, is $131.8 million after tax for expenses related to the merger and the early retirement offer to employees and $156.5 million after tax for the reserve discount rate change. Unum's net loss for the six months ended June 30, 1999 also includes an after-tax first quarter charge of $88.0 million related to its reinsurance businesses. Included in Provident's net income for the six months ended June 30, 1999, is $62.0 million after tax for expenses related to the merger and the early retirement offer to employees.

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

Management believes the reserve adjustment was required based upon the integration plans it had in place and to which it had committed and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process. Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The merger has had a near-term adverse impact on the efficiency and effectiveness of the Company's claims management function

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 3--Liability for Unpaid Claims and Claim Adjustment Expenses (Continued)

resulting in some delay in claim resolutions and additional claim payments to policyholders. Claims personnel have been distracted from normal claims management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training have reduced resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to the Company because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

Immediately following the announcement of the merger and continuing into December of 1998, senior management of the Company worked to develop the strategic direction of the Company's claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998. Prior to the merger, during the first six months of 1999 approximately 90 claims managers and benefit specialists spent nearly 40 percent of their time developing the detailed integration plans. Effective with the merger, virtually all claims personnel have been involved in the process of implementing the new work processes and required training. The implementation and training efforts are estimated to require an average of one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management now believes that implementation and related systems conversions will continue into the second quarter of 2000. However, due to actions taken by management to mitigate effects on resolution rates, the effect on new claim resolution rates is not anticipated to be material after the end of 1999. Actions by management to mitigate the effect on resolution rates include aggressive hiring of new claims staff, restrictions on early retirement elections, selective use of personnel for integration planning, and significant communications with staff members.

The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claims staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs are expensed in the period incurred and are not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions (i.e., before adjusting for the effect of the claims operations integration activities), are 90 percent for the first and second quarters of 1999, 84 percent for the third quarter, and 89 percent for the fourth quarter of 1999. The revised claim resolution rates for the third quarter and fourth quarter are lower than the first and second quarters because all claims personnel are expected to be involved in the implementation and training efforts. The effect of integration activities on new claim resolution rates is not expected to be material after December 31, 1999.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 3--Liability for Unpaid Claims and Claim Adjustment Expenses (Continued)

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

Claim reserves at December 31, 1998 include $153.0 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as a $142.6 million increase in benefits and reserves for future benefits, and a $10.4 million reduction in other income. If claim resolutions emerge as expected, there will be no impact to results of operations during 1999. Any variance from the assumptions will be reflected in operations in the current period. The adverse impact of the claims operations integration activities on new claim resolution rates is not expected to be material after the end of 1999. As part of the periodic review of claim reserves, management will review the status and execution of the claims operations integration plans with the claims management on a quarterly basis. The review will consider claims operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998. The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerge. Among the factors that could affect the reserve assumptions are the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claims management staff relative to the original integration plans of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 3--Liability for Unpaid Claims and Claim Adjustment Expenses (Continued)

Quarterly information concerning the estimated and actual impact of the claims operations integration activities is as follows:

                                                                                   1999
                                                      ---------------------------------------------------------------
                                                             1st            2nd             3rd            4th
                                                                         (in millions of dollars)
                                                      ---------------------------------------------------------------
Revised Claim Resolution Rates
  at December 31, 1998                                       90%             90%            84%             89%
Actual Claim Resolution Rates for the Period                 89%             90%            84%
Estimated Effect of  Lower Claim Resolution
  Rates at December 31, 1998                             $ 36.2           $36.2          $47.6           $33.0
Actual Effect of Lower Claim Resolution
  Rates for the Period                                   $ 39.2           $36.2          $43.0
Further Increases (Decreases) to the Estimated
  Liability at December 31, 1998 Recorded
  During the Period                                      $    -           $   -          $   -
Liability Remaining for Claims Operation
  Integration Activities at End of Period                $116.8           $80.6          $33.0

Management expects the remaining claims operations integration activities to impact claim reserves as anticipated at December 31, 1998. The expected disruption to the claims management process and the related increase to the disability claim reserve was considered in the review and update of assumptions underlying the group disability policy and contract benefit liabilities completed in the third quarter of 1999. Management will continue to evaluate the impact of the merger on disability claims experience and the assumptions related to expected claim resolutions.

Note 4--Reinsurance Operations

During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 4--Reinsurance Operations (Continued)

During the first three quarters of 1999, the Company recognized $325.1 million of before-tax charges related to its reinsurance operations. The breakdown of these charges by quarter is as follows:

                                                                               1999
                                                      -------------------------------------------------------
                                                           1st       2nd            3rd       Nine Months
                                                                     (in millions of dollars)
                                                      -------------------------------------------------------
     North American Reinsurance Operations:
     Loss on Sale of A&H and LTC Reinsurance            $    -      $   -         $ 12.9          $12.9
       Management Operations (includes write-off of
       $6.0 million of goodwill)
     Provision for Loss on Reinsurance of A&H and             -         -           10.0           10.0
       LTC Risk Participations
     Provision for Losses on Retained Business             28.6         -           13.5           42.1
     International Reinsurance Operations:
     Provision for Losses on Lloyd's of London             45.5         -          141.0          186.5
       Syndicate Participations
     Provision for Losses on Reinsurance Pool                 -         -           21.9           21.9
       Participations Other than Lloyd's
     Goodwill Impairment Excluding Amount
       Recognized on Sale                                  27.0       2.0           22.7           51.7
                                                         ------      ----         ------         ------
          Total Before-Tax Charge                        $101.1      $2.0         $222.0         $325.1
                                                         ======      ====         ======         ======

The Company's first quarter charge of $101.1 million before tax and $88.0 million after tax consisted of the following:

          North American Reinsurance Operations:

          Provision for Losses on Retained Business - As a result of the review performed on the Lloyd's syndicates discussed above and other third party publicized reinsurance exposures, the Company undertook a periodic review of certain other reinsurance facilities related to new information regarding the ultimate cost of settling claims. The reinsurance pool business consists of more than 20 different pool facilities, the majority of which are managed by the subsidiary Duncanson & Holt, Inc. and a few pools which are managed by third parties. Reserve assumptions are periodically reviewed to support the determination of the ultimate cost of settling claims for certain reinsurance pools. During the first quarter of 1999, the Company reviewed the actuarial assumptions used to set reserves for certain reinsurance facilities based on the most current information available from the reinsurance pool managers. The Company also received new information pertaining to a reinsurance pool managed by a third party that indicated a reserve increase was required. The Company relied primarily on the third party pool manager's judgement and recorded its portion of the reserve as reflected in the reinsurance pool statement from the third party pool manager. The new information received from the managed facilities and the third party facility indicated deterioration in loss experience, primarily related to a longer duration of claims and increased incidence of new claims in certain facilities. The result of these reviews was an increase to claim reserves of $28.6 million, which was recorded in the first quarter of 1999. The Company determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected trends in claims experience and expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 4--Reinsurance Operations (Continued)

          International Reinsurance Operations:

          Provision for Losses on Lloyd's of London Syndicate Participations - The periodic method of accounting is followed for Lloyd's syndicate participation, which requires the premiums be recognized as revenue over the policy term and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. During the first quarter of 1999, the Company received more information about the Lloyd's market from various sources, including managing agents/underwriters syndicate reports and published information from Moody's Investors Service. The information received indicated significant deterioration in the loss experience of open years of account primarily related to significant losses in certain syndicates (space and aviation, accident and health, and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. In addition, the Company discussed projected results of the Lloyd's market with the underwriters of the syndicates that are managed through a subsidiary of the Company. These projected results also indicated future deterioration of the open years of account. Using this information and recent experience with prior revisions of estimated losses in this business, the Company performed a review of its claim reserve liabilities related to its open years of account.

          The review of estimates related to open years of account was performed based on a periodic review of these estimates as information was received from the Lloyd's syndicates. The review resulted in revised best estimates of the expected ultimate profit or loss for each open year of account, which were significantly below the levels estimated in 1998. The resulting charge to earnings in the amount of $44.0 million was reflected in the Company's income in the first quarter of 1999 for the open years of account 1996 through 1999. In addition to the risk participation charge, the Company recorded a charge of $1.5 million, which represented the reduction of previously recognized profit commissions related to the Lloyd's management company operations.

          Goodwill Impairment:

          When an event or change in circumstance occurs that indicates the recoverability of an asset should be assessed for impairment, a recoverability test is performed to determine if an impairment has occurred. Following the poor results of the reinsurance operations in the first quarter of 1999, the Company updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held for use model that compares the undiscounted cash flows of these operations to determine whether those cash flows can recover the unamortized goodwill. After factoring in the first quarter results and current revised forecasts due to recent poor performance for these operations, future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. Goodwill recoverability testing of these operations performed prior to March 31, 1999 had indicated that the goodwill was not impaired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 4--Reinsurance Operations (Continued)

          As a result of the impairment, the Company calculated the estimated fair value of these operations. In estimating the fair value, two valuation techniques were utilized, a discount free cash flow model and a multiple of earnings model. The Company believed that these valuation techniques were appropriate for this type of business as these techniques were what the Company would use in evaluating a potential acquisition of this type of business. The results of the two valuation techniques created a range of fair values from $47.0 million to $64.0 million. The Company evaluated the range of values produced by the valuation techniques and using internal management judgement of the potential liquidation value, the Company determined its best estimate of fair value of its investment to be the midpoint of the range, or $55.0 million. The estimated fair value of $55.0 million was compared to $82.0 million of book value for the investment, resulting in a write-down of goodwill in the amount of $27.0 million in the first quarter of 1999.

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

During the third quarter of 1999, the Company continued its efforts to sell its reinsurance management operations. No potential buyers expressed interest in acquiring the entire domestic and international reinsurance management operations. However, in early October, the Company entered into an agreement to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities.

Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. The Company decided to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which attempts to limit participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company has also decided to discontinue its accident reinsurance business in London beginning in year 2000. During the third quarter, the Company recognized a charge of $222.0 million before tax and $204.3 million after tax ($0.85 per common share) related to its strategy for the reinsurance operations. The charge consisted of the following:

          North American Reinsurance Operations:

          Loss on Sale of A&H and LTC Reinsurance Management Operations - The Company has entered into an agreement with American United Life Insurance Company (AUL) to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities. Certain risks related to prior operations have not been assumed by AUL. The terms of the sale require the Company to continue to participate in certain of the reinsurance facilities in year 2000, thereby assuming underwriting risks. The transaction is expected to close by the end of 1999 and is subject to regulatory approval. A before-tax loss of $12.9 million was recognized in the third quarter of 1999 based upon the terms

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 4--Reinsurance Operations (Continued)

          and conditions of the definitive agreement. The loss includes the write-off of $6.0 million of goodwill related to this portion of the operations.

          Provision for Loss on Reinsurance of A&H and LTC Risk Participations - The Company entered into a separate indemnity reinsurance agreement with AUL whereby AUL will assume the Company's existing risk participation in the A&H and LTC reinsurance facilities. As a result, the Company recognized a third quarter before-tax loss of $10.0 million.

          Provision for Losses on Retained Business - The Company updated its review of reserves related to the retained pool participations. Based upon the most recent information available, the Company increased its reserves by $10.5 million, principally related to the long-term disability business. Also included in this provision is $3.0 million to recognize the estimated cost of potential uncollectible reinsurance recoveries for two reinsurers who reinsure certain of the Company's reinsurance facilities and who, as the losses have increased, have experienced financial difficulties.

          International Reinsurance Operations:

          Provision for Losses on Lloyd's of London Syndicate Participations -No potential buyers expressed an interest in purchasing the Lloyd's management company operation and in assuming the Company's existing syndicate underwriting risk participation. The Company is pursuing a strategy to reduce its syndicate underwriting risk assumption for the year 2000 by selling its non-managed syndicate risk participation in the auction market and by seeking to have new capital providers to participate in syndicate underwriting risk for future years.

          Market conditions related to open syndicate years of account continue to deteriorate. During the third quarter of 1999, underwriters of syndicates provided to Lloyd's updated estimates of their expected ultimate profit or loss for each open year of account. These estimates were significantly below earlier estimates. Market conditions are not expected to improve dramatically in the near term.

          Consistent with overall market trends, the loss estimates received from the underwriters of syndicates managed by a subsidiary of the Company indicated significant deterioration in the loss experience of open years of account from their previous estimate. This information was discussed with underwriters and used by the Company to update its review of liabilities related to its open syndicate years of account. The review resulted in revised estimates of the expected ultimate loss for each open year of account, which were significantly worse than the levels estimated in the first quarter of 1999. The resulting $141.0 million charge for the open syndicate years of account 1997 through 1999 was reflected in the Company's before-tax earnings in the third quarter of 1999.

          During the third quarter of 1999, the Company entered into a non-binding agreement to sell one of its managed syndicates, and a definitive agreement is being negotiated. Unamortized goodwill of $2.4 million was written off in connection with this planned transaction. Under the terms of the agreement, the new owner will manage the syndicate for year 2000 and will manage the open syndicate years of account. The Company retains the underwriting risk on open syndicate years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 4--Reinsurance Operations (Continued)

          and agreed to provide up to $24.7 million ((pound)15 million) of capacity for year 2000, down from $36.2 million ((pound)22 million) in 1999.

          The Company intends to manage the run-off of the open syndicate years of account for the remaining managed syndicates and to cease participating in underwriting risk assumption related to these syndicates after year 2000.

          Provision for Losses on Reinsurance Pool Participations Other than Lloyd's - In connection with the development of the cost of exiting the reinsurance operations, the Company updated its review of reserves related to non Lloyd's reinsurance operations as well as future costs associated with managing the run-off of the retained reinsurance pools liabilities. Based upon the most recent information available, the Company increased reserves related to its participation in certain managed and non-managed reinsurance facilities by $21.9 million.

          Goodwill Impairment:

          Prior to the third quarter 1999 charge, the Company's unamortized goodwill related to its reinsurance operations was $53.7 million. Of the $31.0 million unamortized balance attributable to the A&H and LTC business being sold, $6.0 million was determined to be unrecoverable and was written off in the third quarter and is included in the loss on sale reported above. The balance of $25.0 million will be recovered through the sales proceeds when the sale closes. The remaining unamortized balance of $22.7 million (including the balance of $2.4 million related to one of the Lloyd's syndicates for which the Company has entered into an agreement to sell) was determined to be unrecoverable based on revised earnings forecasts for the reinsurance operations and was also written off in the third quarter of 1999.

          Retained Risks:

          The Company has provided its best estimate of the cost of known losses. Under this exit strategy, the Company retained certain risks, including the exposure associated with the recent arbitration decision disclosed in the second quarter (see Note 10). Presently, it is not reasonably possible to determine the liability for the retained risks.

Note 5--Debt

On December 4, 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June of 1999 due in June of 2000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 6--Federal Income Taxes

A portion of the losses recognized in the first three quarters of 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the effective tax rate. Additionally, a portion of the second quarter 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

In the second quarter of 1999, the Company reached a settlement agreement with the Internal Revenue Service (IRS) related to an issue in dispute for the 1992 tax year. The Company recorded a tax benefit of $5.1 million and related interest of $1.4 million.

In the third quarter of 1999, the Company recorded a refund from the IRS relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The refund of taxes was $25.3 million and interest on the refund was $31.5 million. The Company increased its tax liability $16.6 million attributable to tax years subsequent to 1992. Overall, including interest received and the tax provision thereon, third quarter of 1999 results increased $29.2 million due to the refund.

As of September 30, 1999, UnumProvident Corporation (formerly Provident Companies, Inc.), Provident Life and Accident Insurance Company, Provident Life and Casualty Insurance Company, and Provident National Assurance Company have tax years through 1992 closed to further assessments by the IRS. The Paul Revere Corporation and subsidiaries have tax years through 1990 closed to further IRS assessments. The subsidiaries of Unum Holding Company have tax years closed through 1991, Colonial Life and Accident Insurance Company has tax years closed through 1993, and Duncanson & Holt, Inc. and its subsidiaries have tax years closed through July 30, 1992. No additional federal tax liabilities can be assessed for these closed years.

Note 7--Stockholders' Equity and Earnings Per Common Share

In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. At September 30, 1999, no preferred stock had been issued.

Net income (loss) per common share is determined as follows:

                                                           Three Months Ended            Nine Months Ended
                                                              September 30                  September 30
                                                           1999          1998            1999         1998
                                                              (in millions of dollars, except share data)
                                                       -----------------------------------------------------------
Numerator
   Net Income (Loss)                                     $ (217.0)     $  186.3         $ (318.9)    $  524.4
   Preferred Stock Dividends                                    -             -                -          1.9
                                                         --------      --------         --------     --------
                                                         $ (217.0)     $  186.3         $ (318.9)    $  522.5
                                                         ========      ========         ========     ========
Denominator (000s)
   Weighted Average Common Shares - Basic                 239,740       237,033          238,670      236,895
   Dilutive Securities                                          -         5,271                -        5,731
                                                         --------      --------         --------     --------
   Weighted Average Common Shares -
     Assuming Dilution                                    239,740       242,304          238,670      242,626
                                                         ========      ========         ========     ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 7--Stockholders' Equity and Earnings Per Common Share (Continued)

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when a net loss is reported or if options are out-of-the-money. In-the-money options to purchase approximately 2.4 million and 3.7 million common shares for the three and nine month periods ended September 30, 1999, were not considered dilutive due to net losses being reported for the periods. Approximately 5.4 million and 2.0 million options for the three and nine month periods ended September 30, 1999, respectively, were not considered dilutive due to the options being out-of-the-money. Approximately
2.1 million options for the three month period ended September 30, 1998 were not considered dilutive due to the options being out-of-the-money. Out-of-the-money options for the nine months ended September 30, 1998 were immaterial.

Note 8--Comprehensive Income (Loss)

The components of other comprehensive income, net of deferred tax, are as follows:

                                                                  September 30          December 31
                                                                      1999                 1998
                                                                       (in millions of dollars)
                                                                ---------------------------------------
Net Unrealized Gain on Securities                                     $121.8               $969.4
Foreign Currency Translation Adjustment                                (40.8)               (54.7)
                                                                      ------               ------
Accumulated Other Comprehensive Income                                $ 81.0               $914.7
                                                                      ======               ======

The components of comprehensive income (loss) and the related deferred tax are as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30              September 30
                                                                     1999         1998         1999         1998
                                                                              (in millions of dollars)
                                                                ----------------------------------------------------
Net Income (Loss)                                                  $(217.0)      $186.3      $  (318.9)    $524.4
                                                                   -------       ------      ---------     ------

Change in Net Unrealized Gain on Securities:
  Change Before Reclassification Adjustment                         (194.2)       182.0       (1,168.7)     408.6
  Reclassification Adjustment for Net Realized Investment
    Gains Included in Net Income (Loss)                              (77.9)       (16.4)         (89.3)     (30.8)
Change in Foreign Currency Translation Adjustment                      4.6         (5.3)          19.7      (14.6)
                                                                   -------       ------      ---------     ------
                                                                    (267.5)       160.3       (1,238.3)     363.2
Change in Deferred Tax                                               (83.2)        49.7         (404.6)     120.1
                                                                   -------       ------      ---------     ------
Other Comprehensive Income (Loss)                                   (184.3)       110.6         (833.7)     243.1
                                                                   -------       ------      ---------     ------

Comprehensive Income (Loss)                                        $(401.3)      $296.9      $(1,152.6)    $767.5
                                                                   =======       ======      =========     ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 9--Segment Information

Selected data by segment is as follows:

                                                           Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                           1999            1998            1999           1998
                                                                         (in millions of dollars)
                                                      -------------------------------------------------------------
Premium Income
   Employee Benefits                                     $  984.8        $  859.0        $2,898.8       $2,492.6
   Individual                                               439.6           419.8         1,300.0        1,256.7
   Voluntary Benefits                                       172.4           167.4           516.7          498.7
   Other                                                    139.4           114.3           389.6          311.2
                                                         --------        --------        --------       --------
                                                          1,736.2         1,560.5         5,105.1        4,559.2
Net Investment Income and Other Income
   Employee Benefits                                        186.4           164.7           546.7          492.9
   Individual                                               231.4           227.5           692.7          670.2
   Voluntary Benefits                                        28.1            26.9            81.5           76.8
   Other                                                    133.5           141.7           409.9          500.2
   Corporate                                                 39.6             7.2            54.6           24.0
                                                         --------        --------        --------       --------
                                                            619.0           568.0         1,785.4        1,764.1
Total Revenue (Excluding Net Realized
  Investment Gains and Losses)
   Employee Benefits                                      1,171.2         1,023.7         3,445.5        2,985.5
   Individual                                               671.0           647.3         1,992.7        1,926.9
   Voluntary Benefits                                       200.5           194.3           598.2          575.5
   Other                                                    272.9           256.0           799.5          811.4
   Corporate                                                 39.6             7.2            54.6           24.0
                                                         --------        --------        --------       --------
                                                          2,355.2         2,128.5         6,890.5        6,323.3
Benefits and Expenses
   Employee Benefits                                      1,384.5           871.1         3,540.6        2,548.2
   Individual                                               579.1           568.0         1,773.1        1,687.8
   Voluntary Benefits                                       168.3           158.9           503.4          481.9
   Other                                                    449.1           231.5         1,029.1          730.2
   Corporate                                                114.9            39.5           507.8          117.3
                                                         --------        --------        --------       --------
                                                          2,695.9         1,869.0         7,354.0        5,565.4
Income (Loss) Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
   Employee Benefits                                       (213.3)          152.6           (95.1)         437.3
   Individual                                                91.9            79.3           219.6          239.1
   Voluntary Benefits                                        32.2            35.4            94.8           93.6
   Other                                                   (176.2)           24.5          (229.6)          81.2
   Corporate                                                (75.3)          (32.3)         (453.2)         (93.3)
                                                         --------        --------        --------       --------
                                                           (340.7)          259.5          (463.5)         757.9
Net Realized Investment Gains                                77.9            16.4            89.3           30.8
                                                         --------        --------        --------       --------
Income (Loss) Before Federal Income Taxes                  (262.8)          275.9          (374.2)         788.7
Federal Income Taxes (Credit)                               (45.8)           89.6           (55.3)         264.3
                                                         --------        --------        --------       --------
Net Income (Loss)                                        $ (217.0)       $  186.3        $ (318.9)      $  524.4
                                                         ========        ========        ========       ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 9--Segment Information (Continued)

                                                            September 30       December 31
                                                                1999               1998
                                                                (in millions of dollars)
                                                          ------------------------------------
Assets
   Employee Benefits                                          $ 9,636.4         $ 9,275.7
   Individual                                                  15,459.2          15,887.7
   Voluntary Benefits                                           2,138.8           2,057.3
   Other                                                        9,491.5           9,610.2
   Corporate                                                    1,345.2           1,771.3
                                                              ---------         ---------
                                                              $38,071.1         $38,602.2
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

Note 10--Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against the Company--one purporting to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. To date no class has been certified in either lawsuit. However, a hearing to determine class certification has been set for December 20, 1999 in Massachusetts state court. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Superior Court agree with the plaintiff's interpretation of the contracts. The Company believes that it has strong defenses to both lawsuits and plans to vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 44 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court has denied those motions, except for two plaintiffs where the issue is still pending. The Company is appealing the court's ruling on the remaining 14 plaintiffs. Motions to dismiss in the state court have been denied, but the Company is seeking interlocutory appeal on one issue. The Company believes that it has strong defenses and plans to vigorously defend its position in these cases. Although the alleged class action lawsuits and individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 1999

Note 10--Commitments and Contingent Liabilities (Continued)

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. The complaints assert a variety of virtually identical claims under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum between February 4, 1998 and August 2, 1999. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance, Provident's and the Company's disability insurance claims and pending lawsuits concerning certain of those claims, and the Company's merger costs and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum securities in the class period or who were issued Company securities pursuant to the merger. To date, no class has been certified, and no defendant has answered the complaints. The Company disputes the claims alleged in the complaints and plans to vigorously contest them.

Recent information indicates that in certain reinsurance pools associated with the Company's reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including a pool for which a subsidiary of the Company acted as pool underwriting agent and another subsidiary is a pool member. It is likely that the Company's agent subsidiary will be brought into a dispute, arbitration, or litigation with other pool members or reinsurers of the pool for which it acted as agent and which have been subject to a recent arbitration proceeding, but it is unclear what exposure the Company's subsidiary may ultimately have to share in losses of pool members or reinsurers because of the subsidiary's activities as agent in placing reinsurance.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 11--Changes in Accounting Principles and Accounting Pronouncement
Outstanding

Effective January 1, 1999, the Company adopted the provisions of Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 97-3 provides guidance for determining when an entity should recognize a liability or an asset for insurance-related assessments and how to measure these items. The Company fully adopted the provisions of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, effective January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The effect of the adoptions of SOP 97-3 and SOP 98-1 on the Company's financial position and results of operations was immaterial.

In June 1999, Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued. SFAS 137 defers for one year the effective date of Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Company plans to adopt the provisions of SFAS 133 effective January 1, 2001. At this time the Company has not determined the effects that adoption of SFAS 133 will have on its financial statements.

                      Independent Auditors' Review Report


Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and Subsidiaries as of September 30, 1999, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim information of the former Unum Corporation and Subsidiaries whose total assets as of September 30, 1999, and whose revenues for the three month and nine month periods then ended constituted 42 percent, 56 percent, and 56 percent, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated August 2, 1999, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the financial statements of the former Unum Corporation which statements reflect total assets and total revenues constituting 39 percent and 54 percent, respectively, in 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to data included for the former Unum Corporation, is based solely on the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                        /s/ ERNST & YOUNG LLP


Chattanooga, Tennessee
November 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe-harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause actual results to differ materially from the forward-looking statements. UnumProvident Corporation (the Company) claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, reserves and related assumptions, and the year 2000 date conversion. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as "incorporation by reference." You can find many of these statements by looking for words such as "may," "should," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

     . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.
     . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenues, and the Company could experience higher than expected claims or claims with longer duration than expected.
     . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.
     . Costs or difficulties related to the integration of the business of the Company following the merger may be greater than expected, including costs or difficulties related to the management of claims.
     . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.
     . Necessary technological changes, including changes to address year 2000 data systems issues, may be more difficult or expensive to make than anticipated, and year 2000 issues at other companies may adversely affect operations.
     .    Adverse changes may occur in the securities market.
     . Changes in the interest rate environment may adversely affect profit margins and the Company's investment portfolio.
     .    The rate of customer bankruptcies may increase.
     . Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.
     . Retained risks in the Company's reinsurance operations are influenced by many factors and can fluctuate as a result of changes in these factors, and such fluctuations can have material positive or negative effects on net income.

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

Introduction

On June 30, 1999, Unum Corporation (Unum) merged with and into Provident Companies, Inc. (Provident) under the name UnumProvident Corporation. The merger was accounted for as a pooling of interests. The historical financial results discussed herein give effect to the merger as if it had been completed at the beginning of the earliest period presented. See Notes 1 and 2 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

The following should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Exhibits 99.1, 99.2, and 99.3 of the Company's Form 8-K for the fiscal year ended December 31, 1998.

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

Management believes that the trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are important for investors to assess in their analysis of the Company's results of operations. The trends in new sales are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company has closely linked its various incentive compensation plans for management and employees to the achievement of its goals for new sales. The Company's long-term financial objectives, which balance growth and profitability, are to achieve sales growth of 10 to 12 percent per year and to maintain premium growth of approximately 10 percent.

Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses

As a result of the merger, certain accounting policy changes and reclassification adjustments have been made. The following summarizes these changes and reclassifications as well as the expenses related to the merger and the early retirement offer to employees.

The Company values its available-for-sale fixed maturity and equity securities at fair value, with unrealized holding gains and losses reported as a component of comprehensive income. Companies are required to also adjust deferred acquisition costs and/or certain policyholder liabilities to reflect the changes that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Prior to the merger, Unum adjusted policyholder liabilities and Provident adjusted deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for those products where these assets existed. To present financial information in a common reporting format, management has determined that the combined entity will adjust policyholder liabilities rather than DPAC and VOBA. Prior period financial statements have been restated to reflect this reclassification. The reclassification did not change other comprehensive income, accumulated other comprehensive income, or fixed maturity and equity securities. The reclassification reflected in the December 31, 1998, condensed consolidated statement of financial condition resulted in an increase of $329.7 million in DPAC, $1.5 million in VOBA, and $331.2 million in reserves for future policy and contract benefits.

Generally, because of the effort and time involved, reviews and updates of assumptions related to benefit liabilities are periodically undertaken over time and are reflected in the calculation of benefit liabilities as completed. Many factors influence assumptions underlying reserves, and considerable judgment is required to interpret current and historical experience underlying all of the assumptions and to assess the future factors that are likely to influence the ultimate cost of settling existing claims.

Prior to the merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods for calculating the discount rate for disability claim reserves were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. The previous Unum methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the combined entity. Accordingly, Unum adopted Provident's method of calculating the discount rate for claim reserves. The impact on 1999 second quarter earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax. The charge was reflected in the Employee Benefits, Individual, and Other segments as an increase in benefits to policyholders of $191.7 million, $38.9 million, and $10.1 million, respectively.

Subsequent to the merger date, the Company began to integrate the valuation procedures of the two organizations to provide for a more effective linking of pricing and reserving assumptions and to facilitate a more efficient process for adjusting liabilities to emerging trends. Included in this integration activity were a review and an update of assumptions that underlie policy and contract benefit liabilities. The purpose of the study was to confirm or update the assumptions which were viewed as likely to affect the ultimate liability for contract benefits. Accordingly, as a result of the merger, the Company accelerated the performance of its normal reviews of the assumptions underlying reserves to determine the assumptions that the newly merged Company will use in the future for pricing, performance management, and reserving.

The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million, which reduced third quarter 1999 results $359.2 million before tax and $233.5 million after tax. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for further discussion of the second and third quarter charges and "Liquidity and Capital Resources" for a discussion of capital and financing needs.

The Company also completed its review of the methodology and assumptions used for the capitalization and amortization of the costs of acquiring new business. The result of the review was immaterial and was reflected in current period operating earnings. The Company's before-tax results were increased $5.9 million during the third quarter to reflect the application of the revised estimate. The change in estimate will be applied to amounts capitalized in 1999 and future years and will reflect the combined entity's practices and pricing assumptions. There was not a need to adjust amounts capitalized in years prior to 1999, as those amounts are believed to be recoverable from the related policies. A key element in the ability to recover amounts capitalized in prior periods is the persistency of the business. The Company monitors persistency and reflects adverse changes in persistency in the current year's amortization of deferred acquisition costs. Actual persistency experience for both Unum and Provident compares favorably with expected experience to date.

On the date the merger was completed, the Company recorded before-tax expenses related to the merger of approximately $142.2 million ($112.0 million after tax) for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal, and accounting fees. The Company also recorded in the second quarter a before-tax expense of approximately $125.9 million ($81.8 million after tax) related to the early retirement offer to the Company's employees. During the third quarter, the Company recorded additional before-tax expenses of $42.5 million ($27.6 after tax) related to the merger. These expenses are reported in the Corporate segment as other operating expenses and are further discussed in the section "Corporate Segment Operating Results." Additionally, in the three and nine months ended September 30, 1999 the Company expensed $4.7 million and $24.7 million, respectively, ($3.1 million and $16.1 million after tax) of incremental costs associated with the merger. These incremental costs consist primarily of compensation, training, integration, and licensing costs.

Consolidated Operating Results

(in millions of dollars)
                                              Three Months Ended September 30          Nine Months Ended September 30
                                             1999         1998       % Change        1999          1998      % Change
                                             ----         ----       --------        ----          ----      --------
Premium Income                             $1,736.2     $1,560.5         11.3%     $5,105.1      $4,559.2        12.0%
Net Investment Income                         513.4        494.4          3.8       1,531.0       1,533.0        (0.1)
Other Income                                  105.6         73.6         43.5         254.4         231.1        10.1
                                           --------     --------                   --------      --------
Total Revenue                               2,355.2      2,128.5         10.7       6,890.5       6,323.3         9.0
Benefits and Expenses                       2,695.9      1,869.0         44.2       7,354.0       5,565.4        32.1
                                           --------     --------                    -------      --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains                          (340.7)       259.5          N.M.       (463.5)        757.9        N.M.
Federal Income Taxes (Credit)                 (73.1)        83.9          N.M.        (86.6)        253.8        N.M.
                                           --------     --------                   --------      --------
Income (Loss) Before Net
  Realized Investment Gains                  (267.6)       175.6          N.M.       (376.9)        504.1        N.M.
Net Realized Investment Gains                  50.6         10.7          N.M.         58.0          20.3        N.M.
                                           --------     --------                   --------      --------
Net Income (Loss)                          $ (217.0)    $  186.3          N.M.     $ (318.9)     $  524.4        N.M.
                                           ========     ========                   ========      ========

N.M. = not a meaningful percentage

In addition to the third quarter increase in benefit liabilities of $359.2 million and the third quarter merger-related expenses of $42.5 million discussed in the previous section, the Company recognized $222.0 million of before-tax charges related to its reinsurance operations. During the first three quarters of 1999, the Company has recognized $325.1 million of before-tax charges for its reinsurance operations. The breakdown of these charges by quarter is as follows:

                                                                                 1999
                                                        -------------------------------------------------------
                                                           1st           2nd            3rd        Nine Months
                                                                         (in millions of dollars)
                                                        -------------------------------------------------------
       North American Reinsurance Operations:
       Loss on Sale of A&H and LTC Reinsurance               $    -       $   -        $ 12.9          $ 12.9
         Management Operations (includes write-off of
         $6.0 million of goodwill)
       Provision for Loss on Reinsurance of A&H and             -             -          10.0            10.0
         LTC Risk Participations
       Provision for Losses on Retained Business               28.6           -          13.5            42.1
       International Reinsurance Operations:
       Provision for Losses on Lloyd's of London               45.5           -         141.0           186.5
         Syndicate Participations
       Provision for Losses on Reinsurance Pool                 -             -          21.9            21.9
         Participations Other than Lloyd's
       Goodwill Impairment Excluding Amount
         Recognized on Sale                                    27.0         2.0          22.7            51.7
                                                             ------       -----        ------          ------
            Total Before-Tax Charge                          $101.1       $ 2.0        $222.0          $325.1
                                                             ======       =====        ======          ======

See "Other Segment Operating Results" and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion of the Company's reinsurance operations.

A portion of the losses recognized in the first three quarters of 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the effective tax rate. Additionally, a portion of the second quarter 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

In the third quarter of 1999, the Company recorded a refund from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The refund of taxes was $25.3 million and interest on the refund was $31.5 million. The Company increased its tax liability $16.6 million attributable to tax years subsequent to 1992. Overall, including interest received and the tax provision thereon, third quarter of 1999 results increased $29.2 million as a result of the refund.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)
                                             Three Months Ended September 30       Nine Months Ended September 30
                                             1999         1998      % Change       1999         1998     % Change
                                             -----        ----      --------       ----         ----     --------
Premium Income
   Group Long-term Disability              $  514.7     $  457.1       12.6%    $ 1,511.8     $1,331.3       13.6%
   Group Short-term Disability                120.6         93.3       29.3         347.7        269.4       29.1
   Group Life                                 290.6        253.7       14.5         866.4        733.1       18.2
   Accidental Death & Dismemberment            48.0         47.7        0.6         141.9        138.1        2.8
   Group Long-term Care                        10.9          7.2       51.4          31.0         20.7       49.8
                                           --------     --------                ---------     --------
Total Premium Income                          984.8        859.0       14.6       2,898.8      2,492.6       16.3
Net Investment Income                         152.3        134.8       13.0         445.0        403.9       10.2
Other Income                                   34.1         29.9       14.0         101.7         89.0       14.3
                                           --------     --------                ---------     --------
Total Revenue                               1,171.2      1,023.7       14.4       3,445.5      2,985.5       15.4
Benefits and Expenses                       1,384.5        871.1       58.9       3,540.6      2,548.2       38.9
                                           --------     --------                ---------     --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains                        $ (213.3)    $  152.6        N.M.    $   (95.1)    $  437.3       N.M.
                                           ========     ========                =========     ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The increases in premium income result from strong sales trends over the past several quarters as well as an emphasis on renewal of existing business. However, the rate of growth in new annualized group disability and group life sales decreased in the third quarter, and management expects that the growth rate will be lower in the fourth quarter of 1999 as compared to the fourth quarter of 1998. Several factors have contributed to the decrease in sales, including rate increases, turnover in the sales force, and merger-related activities (training, office relocation, and new processes and systems). The Company has a number of initiatives underway to help restore sales momentum, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. The Company expects that these actions will favorably impact future sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability which will likely lead to lower long-term sales growth than historically experienced by the Company. Employee Benefits new annualized sales decreased 11.1 percent to $212.4 million in the third quarter of 1999 from $238.9 million in the third quarter of 1998. New annualized sales for this segment increased 15.5 percent to $723.3 million for the first nine months of 1999 from $626.2 million in the same period of 1998.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $27.2 million in the third quarter of 1999 compared to $24.2 million in the third quarter of 1998. On a year-to-date basis, this revenue was $80.4 million in 1999 compared to $71.9 million in 1998.

Group Disability

Group disability revenue increased to $764.0 million in the third quarter of 1999 compared to $666.2 million in 1998. Premium income growth was driven by prior period sales and persistency, which was favorable and remains well within expectations. However, as discussed above, new sales for the quarter decreased. New annualized sales for group long-term disability were $91.9 million in the third quarter of 1999 compared to $112.6 million in the same period of 1998. New annualized sales for group short-term disability were $32.9 million in the third quarter of 1999 as compared to $37.1 million in the third quarter of 1998. A critical part of the Company's strategy for group disability during the remainder of 1999 and 2000 involves executing an aggressive renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and various other factors and assumptions.

Group disability reported a loss of $277.8 million for the third quarter of 1999, as compared with $95.3 million of income for the same period in 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," in the third quarter of 1999 the Company revised the underlying assumptions and changed the estimate of the ultimate cost of unpaid group long-term disability claims, resulting in a $359.2 million decrease in income. Excluding the effect of the third quarter charge, this line reported a higher benefit ratio for its domestic business in the third quarter of 1999 as compared with the second quarter of 1999 and the third quarter of 1998, primarily due to lower claim resolutions. The new claim incidence rates in the third quarter of 1999 improved relative to levels experienced in the second quarter of 1999 and the third quarter of 1998. Small case business continues to perform well, and large case and mid-size business showed improvement in the third quarter of 1999. The health services sector continues to experience higher incidence levels than average, but improved in the third quarter of 1999. Incidence levels for the manufacturing sector also improved, declining to the levels experienced prior to the third quarter of 1998. The level of claim incidence is being taken into account in the pricing of new business and the renewal of existing cases. Also, as explained in more detail below, the actual increase in claims durations was greater than assumed in the fourth quarter of 1998 claims disruption charge, resulting in a negative impact on the third quarter 1999 benefit ratio. Additionally, the 1998 benefit ratio was positively impacted by the updated factors used in calculating social security offset amounts.

Group disability reported a loss of $281.9 million for the first nine months of 1999, as compared with $291.4 million of income for the same period in 1998. The loss was the result of the $191.7 million second quarter 1999 charge resulting from lowering the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions and the $359.2 million third quarter 1999 charge resulting from the revision in the underlying assumptions used to estimate the ultimate cost of unpaid group long-term disability claims. New annualized sales for the first nine months of 1999 were $298.9 million and $127.8 million for group long-term and short-term disability, respectively, compared to $288.1 million and $115.1 million for the comparable period in 1998.

Results for group disability increased $0.6 million in the third quarter and nine months of 1999 due to the change in estimates used for the capitalization and amortization of the costs of acquiring new business. Increased investment income and a slight improvement in the operating expense ratio also positively impacted third quarter and nine months 1999 group disability results.

In the fourth quarter of 1998, the Company recorded a $50.3 million charge for the group long-term disability line of business in the Employee Benefits segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization will be impacted as a result of planning, consolidation, and integration efforts related to the merger. Management expects the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The $50.3 million reserve increase is not considered material from a capital adequacy position.

During the first nine months of 1999, those claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised group disability claim resolution rates for the first, second, and third quarters of 1999 to be 90, 90, and 81 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience was 89 percent for the first quarter of 1999, 90 percent for the second quarter, and 67 percent for the third quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, the third quarter and nine months 1999 loss for the group long-term disability line of business would have been negatively impacted by $15.5 million and $39.1 million, respectively. However, the shortfall of the actual third quarter experience below that assumed resulted in a negative effect on results in the current quarter of $11.8 million. As discussed in Note 2 of the "Notes to Condensed Consolidated Financial Statements," claim resolution assumptions underlying existing claim reserves were revised in the third quarter of 1999, resulting in an increase in benefit liabilities of $194.8 million. In selecting the revised claim resolution assumptions, consideration was given to claims operations integration activities referenced here as well as other factors expected to impact the future effectiveness of the claims operations. See Notes 2 and 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $63.3 million in the third quarter of 1999 compared to $55.8 million in the third quarter of 1998. The increase resulted from the growth in premium income, which was driven by strong prior period sales, and a lower third quarter 1999 operating expense ratio. The results also benefited from higher net investment income and a higher volume of business. New annualized sales decreased slightly to $87.6 million in the third quarter of 1999 compared to $89.2 million in the year ago quarter. Year-to-date 1999 income was $182.8 million compared to $142.1 million in 1998. The increase resulted from increased premium income as well as a 72.7 percent benefit ratio in 1999 compared to 73.2 percent in 1998. Year-to-date new annualized sales were $296.6 million in 1999 compared to $223.0 million in 1998. Income for this line increased $0.5 million in the third quarter of 1999 due to the change in estimates used for the capitalization and amortization of the costs of acquiring new business.

Individual Segment Operating Results

(in millions of dollars)
                                             Three Months Ended September 30     Nine Months Ended September 30
                                               1999       1998      % Change       1999       1998     % Change
                                               ----       ----      --------       ----       ----     --------
Premium Income
   Individual Disability                     $393.7     $ 382.7         2.9%     $1,168.9   $1,147.9       1.8%
   Individual Life                             21.5        21.4         0.5          65.9       65.4       0.8
   Individual Long-term Care                   24.4        15.7        55.4          65.2       43.4      50.2
                                             ------     -------                  --------   --------
Total Premium Income                          439.6       419.8         4.7       1,300.0    1,256.7       3.4
Net Investment Income                         218.6       208.3         4.9         650.6      613.3       6.1
Other Income                                   12.8        19.2       (33.3)         42.1       56.9     (26.0)
                                             ------     -------                  --------   --------
Total Revenue                                 671.0       647.3         3.7       1,992.7    1,926.9       3.4
Benefits and Expenses                         579.1       568.0         2.0       1,773.1    1,687.8       5.1
                                             ------     -------                  --------   --------
Income Before Federal Income Taxes
   and Net Realized Investment Gains         $ 91.9     $  79.3        15.9%     $  219.6   $  239.1      (8.2)%
                                             ======     =======                  ========   ========

The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability income line of business were $27.9 million in the third quarter of 1999 and $31.3 million in the third quarter of 1998. Year-to-date new annualized sales were $93.2 million, a 3.9 percent increase over the comparable period of 1998. The persistency of existing individual disability income business continued to be favorable. Management expects that premium income in the individual disability income line will grow on a year-over-year basis as the product transition produces increasing levels of new sales of individual disability products and as a result of the sales initiatives discussed under "Employee Benefits Segment Operating Results."

Income in the individual disability income line of business increased to $81.7 million in the third quarter of 1999 from $74.6 million in the third quarter of 1998. On a year-to-date basis, income was $188.5 million in 1999 and $215.7 million in 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," in the second quarter of 1999 the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased individual disability income by $38.9 million for the second quarter and nine months of 1999.

This line reported an increase in the benefit ratio in the third quarter of 1999 compared to the third quarter of 1998, but the benefit ratio has improved from the previous two quarters. The claim resolution rate compares unfavorably with the third quarter 1998, but when compared to the prior three quarters, the claim resolution rate has remained at a consistent level. Individual disability experienced a decline in new claim levels for the second consecutive quarter, but the level of new claims remained above that experienced in the third quarter of 1998. This line benefited from higher net investment income and a favorable operating expense ratio for the third quarter of 1999 as compared to the third quarter of 1998. Income for individual disability increased $4.0 million in the third quarter of 1999 due to the change in estimates used for the capitalization and amortization of the costs of acquiring new business.

As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised individual disability claim resolution rates for the first, second, and third quarters of 1999 to be 90, 90, and 85 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company was 89 percent in the first quarter, 90 percent in the second quarter, and 93 percent in the third quarter of 1999. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, third quarter and year-to-date 1999 income for the individual disability line of business would have been negatively impacted by $31.5 million and $79.1 million, respectively. In addition, the excess of the actual third quarter experience over that assumed resulted in a positive effect on income of $16.4 million. The $100.3 million reserve increase in the Individual segment is not considered material from a capital adequacy position. See Note 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Individual Life and Long-term Care

The individual long-term care line of business reported increased premium income for the quarter and year-to-date, primarily due to new sales growth. New annualized sales were $10.0 million and $28.1 million for the quarter and year-to-date, an increase of 66.7 percent and 109.7 percent, respectively. The Company expects the strong sales momentum in individual long-term care to continue.

Income in the individual life and long-term care lines of business increased to $10.2 million in the third quarter of 1999 from $4.7 million in the third quarter of 1998. The primary reason was an unfavorable benefit ratio for both individual life and long-term care in the third quarter of 1998. Year-to-date income was $31.1 million or 32.9 percent higher than the first nine months of 1998, due primarily to the increase in premium income and an improvement in the individual life benefit ratio. The change in estimates used for the capitalization and amortization of the costs of acquiring new business decreased income in this line by $1.2 million in the third quarter of 1999.

Voluntary Benefits Segment Operating Results

(in millions of dollars)
                                             Three Months Ended September 30     Nine Months Ended September 30
                                               1999       1998      % Change       1999       1998     % Change
                                               ----       ----      --------       ----       ----     --------
Premium Income                               $172.4      $167.4         3.0%     $516.7     $498.7        3.6%
Net Investment Income                          26.7        25.0         6.8        76.8       70.4        9.1
Other Income                                    1.4         1.9       (26.3)        4.7        6.4      (26.6)
                                             ------      ------                  ------     ------
Total Revenue                                 200.5       194.3         3.2       598.2      575.5        3.9
Benefits and Expenses                         168.3       158.9         5.9       503.4      481.9        4.5
                                             ------      ------                  ------     ------
Income Before Federal Income Taxes
   and Net Realized Investment Gains         $ 32.2      $ 35.4        (9.0)%    $ 94.8     $ 93.6        1.3%
                                             ======      ======                  ======     ======

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $200.5 million in the third quarter of 1999 from $194.3 million in the third quarter of 1998. On a year-to-date basis, revenue for 1999 was $598.2 million compared to $575.5 million in 1998. Sales growth and favorable persistency were the primary factors contributing to the increase in premium income. New annualized sales in this segment were $52.0 million in the third quarter of 1999 and $53.8 million in the comparable period of 1998. For the nine months, new annualized sales were $169.1 million in 1999 and $158.0 million in 1998. However, these sales are not necessarily indicative of the levels that may be attained in the future. Income in the Voluntary Benefits segment in the third quarter of 1999 was $32.2 million versus $35.4 million in 1998. For the first nine months, income was $94.8 million in 1999 and $93.6 million in 1998. The increase in income for the nine months is primarily due to the increase in premium income in all of the product lines, partially offset by a slightly higher benefit ratio in the life and the accident, sickness, and disability product lines. Income for this segment increased $2.0 million in the third quarter of 1999 due to the change in estimates used for the capitalization and amortization of the costs of acquiring new business.

Other Segment Operating Results

(in millions of dollars)
                                             Three Months Ended September 30     Nine Months Ended September 30
                                               1999       1998      % Change       1999       1998     % Change
                                               ----       ----      --------       ----       ----     --------
Premium Income                               $ 139.4     $114.3        22.0%     $  389.6    $311.2       25.2%
Net Investment Income                          110.6      119.3        (7.3)        338.6     422.1      (19.8)
Other Income                                    22.9       22.4         2.2          71.3      78.1       (8.7)
                                             -------     ------                  --------    ------
Total Revenue                                  272.9      256.0         6.6         799.5     811.4       (1.5)
Benefits and Expenses                          449.1      231.5        94.0       1,029.1     730.2       40.9
                                             -------     ------                  --------    ------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains                          $(176.2)    $ 24.5         N.M.     $ (229.6)   $ 81.2       N.M.
                                             =======     ======                  ========    ======

The Other operating segment includes results from reinsurance pools and management and other products no longer actively marketed, including corporate-owned life insurance, group pension, and individual annuities. It is expected that revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes. During the third quarter of 1999, the Company recognized a charge of $193.3 million in the Other segment related to its decision to exit the reinsurance operations.

Reinsurance Pools and Management

Premium income increased $28.2 million and $87.2 million for the three and nine months, respectively, to $114.1 million and $317.6 million due primarily to increased participation in the Lloyd's of London syndicates. The reinsurance pools and management reported a loss of $191.6 million in the third quarter of 1999 compared to income of $0.8 million in the third quarter of 1998. The reinsurance pools and management reported a loss of $278.3 million in the first nine months of 1999 compared to income of $10.6 million in 1998. Year-to-date income in the reinsurance pools and management line decreased $267.4 million due to the first quarter charge of $74.1 million and the third quarter charge of $193.3 million.

During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. The Company recorded a first quarter charge of $74.1 million in the Other segment.

During the third quarter of 1999, the Company continued its efforts to sell its reinsurance management operations. No potential buyers expressed interest in acquiring the entire domestic and international reinsurance management operations. However, in early October, the Company entered into an agreement to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities.

Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. The Company decided to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company has also decided to discontinue its accident reinsurance business in London beginning in year 2000. During the third quarter, the Company recognized a charge of $193.3 million in the Other segment and $28.7 million in the Corporate segment related to the write-off of goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion of the 1999 charges related to the reinsurance businesses.

As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased group long-term disability reinsurance second quarter and nine months 1999 income by $10.1 million.

In the fourth quarter of 1998, the Company recorded a $2.4 million charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, third quarter and nine months 1999 income for the reinsurance pools and management line of business would have been negatively impacted by $0.6 million and $1.8 million, respectively. See Note 3 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

Corporate-Owned Life

Income from this line of business decreased to $7.5 million in the third quarter of 1999 compared to $9.6 million in the same period of 1998. Income was $21.7 million in the first nine months of 1999 versus $20.6 million in 1998. The nine month results reflect slightly higher premium income and wider spreads between interest earned and credited rates.

Group Pension

Income in the group pension line of business was $7.3 million in the third quarter of 1999 and $7.7 million in the third quarter of 1998. For the first nine months, income was $21.9 million in 1999 compared to $22.0 million in 1998. On a year-to-date basis, the 1998 results were lower due to a $1.9 million charge for guaranty fund assessments. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets.

Individual Annuities

In the second quarter of 1998, the Company closed the sale of Provident's in-force individual and tax-sheltered annuity business to affiliates of American General Corporation (American General). The sale was effected by reinsurance in the form of 100 percent coinsurance agreements. The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities. In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which were no longer actively marketed. The sale did not include Provident's block of guaranteed investment contracts or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million. The before-tax gain included in other income for the second quarter and nine months of 1998 was $12.2 million.

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

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Revenue in the Corporate segment was $39.6 million in the third quarter of 1999 and $7.2 million in the third quarter of 1998. For the first nine months, revenue was $54.6 million in 1999 and $24.0 million in 1998. Included in the third quarter and nine months 1999 revenue is $31.5 million of interest income on an accrued refund of taxes from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years, as previously discussed under "Consolidated Operating Results."

The Corporate segment reported a loss of $75.3 million in the third quarter of 1999 compared to a loss of $32.3 million in the third quarter of 1998. On a year-to-date basis, the losses were $453.2 million for 1999 and $93.3 million for 1998. Interest and debt expense increased to $34.3 million and $100.8 million for the third quarter and nine months of 1999 compared to $27.7 million and $82.7 million for the comparable periods of 1998 due to a higher average debt balance. In addition, the Company recorded write-downs of goodwill of $27.0 million, $2.0 million, and $28.7 million in the 1999 first, second, and third quarters, respectively, related to its reinsurance operations. See previous discussions under "Consolidated Operating Results," "Other Segment Operating Results," and Note 4 of the "Notes to Condensed Consolidated Financial Statements."

As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," during the second and third quarters of 1999, the Company recognized $310.6 million of before-tax expenses related to the merger and the early retirement offer to employees. The breakdown of these expenses by quarter is as follows:

                                                                                       1999
                                                                             -------------------------
                                                                                2nd           3rd
                                                                             (in millions of dollars)
                                                                             -------------------------
       Employee related expense                                               $  45.2         $ 32.5
       Exit activities related to duplicate facilities/asset abandonments        57.4           10.0
       Investment banking, legal, and accounting fees                            39.6              -
                                                                              -------         ------
       Subtotal                                                                 142.2           42.5
       Expense related to the early retirement offer to employees               125.9              -
                                                                              -------         ------
       Subtotal                                                                 268.1           42.5
       Income tax benefit                                                        74.3           14.9
                                                                              -------         ------
       Total                                                                  $ 193.8         $ 27.6
                                                                              =======         ======

Employee related expense consists of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who have been involuntarily terminated. Severance benefits and change in control costs are $60.2 million, and costs associated with the vesting of restricted stock are $17.5 million. The Company now estimates that in total approximately 1,615 positions will be eliminated over a twelve month period beginning June 30, 1999, 215 positions higher than the original estimate of 1,400. Approximately 1,000 of these positions will be eliminated through the early retirement offer. At September 30, 1999, approximately 500 and 160 positions have been eliminated as a result of the early retirement offer and involuntary terminations, respectively, and $13.3 million of the estimated $60.2 million has been paid for severance benefits and change in control costs.

Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999, the completion date of the merger. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of September 30, 1999, $2.3 million of this estimated liability has been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $31.8 million during the second quarter of 1999. During the third quarter, hardware and software abandonments increased $10.0 million due to the identification of additional software redundancies. Approximately $27.7 million of assets were abandoned and removed from service on the date the merger was consummated. Of the remaining $14.1 million of identified abandonments, $10.5 million were removed from service during the third quarter and $3.6 million are expected to be abandoned during the fourth quarter of 1999.

These expenses are $77.6 million higher on a before-tax basis than the estimated expenses disclosed in the Joint Proxy Statement/Prospectus of Unum and Provident dated June 2, 1999. This increase results from approximately 350 more employees than estimated accepting the early retirement offer, approximately 215 additional positions which will be eliminated during the twelve month post-merger period, additional change in control costs of $27.4 million recognized in the third quarter, and the identification of additional software redundancies.

In addition to the expenses described above, in the three and nine months ended September 30, 1999, the Company expensed $4.7 million and $24.7 million, respectively, of other incremental costs associated with the merger, $4.7 million and $21.8 million of which are included in the Corporate segment. These expenses consist primarily of compensation, training, integration, and licensing costs.

The financial statements do not reflect any benefit expected from revenue enhancements or derived from potential cost savings related to the merger. Although management anticipates revenue enhancements and costs savings will result from the merger, there can be no assurance that these items will be achieved. Economies of scale, the elimination of duplicative expenditures, and the consistent use of the best practices of Provident and Unum are expected to enable the Company to achieve annual cost savings of approximately $130 million in 2000. In the third quarter of 1999 the Company realized expense savings of approximately $20.0 million compared to the second quarter of 1999.

Investments

Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. During the quarter ending September 30, 1999, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments. This program was approximately two-thirds complete as of September 30, 1999. Management believes this strategy will reduce its vulnerability to interest rate risk in the future and anticipates that, as a result, investment income may increase on an annualized basis approximately $30 million.

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $2.3 billion on an amortized cost basis at September 30, 1999, and $2.1 billion at December 31, 1998. At September 30, 1999, the mortgage-backed securities had an average life of 12.2 years and effective duration of 10.4 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

The Company's exposure to below-investment-grade fixed maturity securities at September 30, 1999, was $1,896.3 million, representing 7.2 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,452.6 million at December 31, 1998, representing 5.3 percent of invested assets.

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,288.0 million and $1,321.2 million at September 30, 1999, and December 31, 1998, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes allowances for probable mortgage loan losses based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

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

At September 30, 1999, and December 31, 1998, impaired loans totaled $18.2 million and $20.7 million, respectively. Included in the impaired loans at September 30 were $6.7 million of loans which had a related, specific allowance for probable losses of $2.4 million and $11.5 million of loans which had no related, specific allowance for probable losses. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $9.2 million at September 30, 1999, compared to $14.5 million at December 31, 1998, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the nine and twelve month periods ended September 30, 1999, and December 31, 1998.

Real estate was $288.4 million and $309.8 million at September 30, 1999, and December 31, 1998. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $145.9 million at September 30, 1999, and $15.6 million at December 31, 1998. The Company sold four properties held for sale during the quarter ending September 30, 1999 and reasonably expects to sell the remaining held for sale properties during the fourth quarter of 1999 or in 2000. These sales are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Allowances for probable losses on mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. The allowance for probable losses on mortgage loans and real estate was $32.9 million and $39.9 million, respectively, at September 30, 1999. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

Other

The Company's exposure to non-current investments totaled $21.6 million at September 30, 1999, or 0.1 percent of invested assets. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company utilizes forward interest rate swaps, forward treasury purchases, and options on forward interest rate swaps or forward treasuries to manage duration and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group disability product portfolio. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,153.2 million for the nine months ended September 30, 1999, as compared to $1,212.2 million in the comparable period in 1998.

The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements excluding the strain placed on capital as a result of the charges recorded in connection with the merger and the early retirement program. As a result of the effect of the second and third quarter reserve increases, the merger related expenses, and the cost of the early retirement program on capital, the Company will need to raise approximately $500 million during the fourth quarter of 1999. The Company expects to raise the capital for its insurance subsidiaries through the debt markets. In early November, the Company increased its bank facility and commercial paper program by $500 million and is currently exploring alternative financing sources to further increase its financial flexibility. The Company intends to file a shelf registration during the first quarter of 2000 in order to provide funding flexibility through the issuance of debt or equity securities. The funding will be used to refinance, on a long-term basis, the capital need referenced above and to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity.

At September 30, 1999, the Company had short-term and long-term debt totaling $531.0 million and $1,216.3 million, respectively. At September 30, 1999, approximately $193.8 million was available for additional financing under the existing revolving credit facility.

In the fourth quarter of 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June of 1999, due in June of 2000. The notes had an interest rate of 5.135% at September 30, 1999.

In 1998, the Company rescinded its stock repurchase program as a result of the pending merger. As a result, no shares of common stock were repurchased during the first nine months of 1999. During the first nine months of 1998, the Company acquired approximately 1.4 million shares of its common stock in the open market at an aggregate cost of $72.7 million. At the completion of the merger, Unum common stock held in treasury was retired.

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

The rating agencies reviewed and, in some instances, revised their ratings to reflect the completion of the merger. The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries. On October 12, 1999, Moody's placed the ratings on review for possible downgrade. On November 3, S&P placed its ratings on CreditWatch with negative implications. On November 4, AM Best placed a negative rating outlook on its current ratings. Duff & Phelps has removed all ratings of the Company from its previous Rating Watch-Up status and reaffirmed the ratings at their current levels. Should downgrades occur, the Company does not expect that sales will be materially impacted.

------------------------------------------------------------------------------------------------------------------------
                                              S&P                  Moody's             Duff & Phelps         AM Best
                                              ---                  -------             -------------         -------
------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
------------------------------------------------------------------------------------------------------------------------
    Senior Debt                            A (Strong)          A2 (Upper Medium              A-             Not Rated
                                                                    Grade)           (Investment Grade)
------------------------------------------------------------------------------------------------------------------------
    Junior Subordinated Debt              BBB+ (Good)          A3 (Upper Medium             BBB+            Not Rated
                                                                    Grade)           (Investment Grade)
------------------------------------------------------------------------------------------------------------------------
    Commercial Paper                      A-1 (Strong)         Prime-1 (Superior         Not Rated          Not Rated
                                                                   Ability)
------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident           AA- (Very Strong)       Aa3 (Excellent)         AA-(Secure/       A+ (Superior)
                                                                                     Investment Grade)
------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty               Not Rated              Not Rated             Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------
    Provident National Assurance            Not Rated           Aa3 (Excellent)         AA-(Secure/       A+ (Superior)
                                                                                     Investment Grade)
------------------------------------------------------------------------------------------------------------------------
    Unum Life of America                AA- (Very Strong)       Aa3 (Excellent)          Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------
    First Unum Life                     AA- (Very Strong)       Aa3 (Excellent)          Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident            AA- (Very Strong)       Aa3 (Excellent)          Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                    AA- (Very Strong)       Aa3 (Excellent)         AA-(Secure/       A+ (Superior)
                                                                                     Investment Grade)
------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable                AA- (Very Strong)       Aa3 (Excellent)          Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------
    Paul Revere Protective              AA- (Very Strong)       Aa3 (Excellent)          Not Rated        A+ (Superior)
------------------------------------------------------------------------------------------------------------------------

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

The Company's program for the year 2000 is organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing and deployment. As of September 30, 1999, the Company had completed the assessment and code remediation phases for all of its critical and non-critical business systems with over 95 percent completing the compliance testing phase. Deployment is substantially completed for most critical and non-critical systems. As previously discussed in Provident's and Unum's Annual Reports on Form 10-K/A, management continues to expect completion of all phases by the end of 1999.

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

To date, no significant issues from critical external dependencies have been identified; however, there can be no guarantee that the computer systems of these third parties will be year 2000 compliant. The Company has finalized and implemented contingency plans to alleviate the potential business impact of third parties not being year 2000 compliant.

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

Since inception of the project, the Company has expensed approximately $30.3 million through September 30, 1999, in connection with incremental cost of the year 2000 project and estimates an additional $2.1 million to complete the project. The costs of the project and the date on which the Company plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. See Part II, Item 7 of Provident's and Unum's Annual Reports on Form 10-K/A for further discussion of the year 2000 issues.

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

The Company is also subject to foreign exchange risk arising from its foreign operations and certain foreign dollar denominated investment securities. Foreign operations represent 6.7 percent and 6.5 percent of total assets at September 30, 1999 and December 31, 1998, respectively, and 9.2 percent and 8.6 percent of total revenue for the nine month periods ended September 30, 1999 and 1998, respectively. At September 30, 1999, there were no outstanding derivatives hedging this foreign currency risk.

For further discussion of the qualitative and quantitative aspects of market risk, including derivative financial instrument activity, see Part II, Items 7, 7A, and 8 of Provident's and Unum's Annual Reports on Form 10-K/A, in each case for the fiscal year ended December 31, 1998, and Item 7 of the Company's Form 8-K filed September 2, 1999 for the fiscal year ended December 31, 1998. During the first nine months of 1999, there was no substantive change to the Company's market risk.

                        REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements at September 30, 1999, and for the three month and nine month periods then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit 10.1    Form of Change in Control Severance Agreement

                Exhibit 15      Letter re unaudited interim financial
                                information

                Exhibit 27      Financial data schedules (for SEC use only)


         (b)    Reports on Form 8-K

                Form 8-K filed on August 5, 1999, reporting second quarter 1999 financial results.


                Form 8-K filed September 2, 1999, in which the historical financial results presented therein gave effect to the merger of Unum Corporation and Provident Companies, Inc., which was completed June 30, 1999, as if it had been completed at the beginning of the earliest period presented.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UnumProvident Corporation
                                        (Registrant)



Date: November 12, 1999
                                        /s/J. Harold Chandler
                                        ----------------------------------------
                                        J. Harold Chandler
                                        Chairman, President, and Chief Executive
                                        Officer



Date: November 12, 1999
                                        /s/Thomas R. Watjen
                                        ----------------------------------------
                                        Thomas R. Watjen
                                        Executive Vice President, Finance and
                                        Risk Management


Date: November 12, 1999
                                        /s/Robert E. Broatch
                                        ----------------------------------------
                                        Robert E. Broatch
                                        Senior Vice President and Chief
                                        Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   EXHIBITS

                                      to

                                   FORM 10-Q


                           UNUMPROVIDENT CORPORATION

                               INDEX OF EXHIBITS

                                    EXHIBIT

Exhibit 10.1  Form of Change in Control Severance Agreement

Exhibit 15    Letter re unaudited interim financial information

Exhibit 27    Financial data schedules (for SEC use only)