Form 10-K
period 1999-12-31
UNUMPROVIDENT CORP
filed 2000-03-30
CIK 5513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999.

                         Commission file number 1-11834

                               ----------------

                           UnumProvident Corporation
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       62-1598430
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              1 FOUNTAIN SQUARE                             2211 CONGRESS STREET
        CHATTANOOGA, TENNESSEE 37402                       PORTLAND, MAINE 04122
  (Address of principal executive offices)        (Address of principal executive offices)

                423.755.1011                                    207.770.2211
  (Registrant's telephone number, including      (Registrant's telephone number, including
                  area code)                                     area code)

                              2211 CONGRESS STREET
                             PORTLAND, MAINE 04122
   (Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
        Common stock, $0.10 par value                     New York Stock Exchange
8.8% Junior Subordinated Deferrable Interest              New York Stock Exchange
       Debentures, Series A, Due 2025
          6.75% Notes, due 2028                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 20, 2000, there were 240,583,007 shares of the registrant's common stock outstanding. The aggregate market value of the shares of common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $3.0 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 19, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
 Cautionary Statement Regarding Forward-Looking Statements...............   1
 1.  Business...........................................................    2
     A. General.........................................................    2
     B. Business Strategies.............................................    4
     C. Reporting Segments..............................................    5
     D. Reinsurance.....................................................   10
     E. Reserves........................................................   10
     F. Competition.....................................................   12
     G. Regulation......................................................   12
     H. Risk Factors....................................................   13
     I. Selected Data of Segments.......................................   14
     J. Employees.......................................................   14
 2.  Properties.........................................................   14
 3.  Legal Proceedings..................................................   15
 4.  Submission of Matters to a Vote of Security Holders................   15


                                    PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters............................................................   16
 6.  Selected Financial Data............................................   17
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................   17
 7A. Quantitative and Qualitative Information about Market Risk.........   37
 8.  Financial Statements and Supplementary Data........................   38
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...............................................   91


                                    PART III

 10. Directors and Executive Officers of the Registrant.................   92
 11. Executive and Director Compensation................................   92
 12. Security Ownership of Certain Beneficial Owners and Management.....   93
 13. Certain Relationships and Related Transactions.....................   93


                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   94
     Signatures.........................................................   95
     Index to Exhibits..................................................  106

                                     PART I

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

  . Actual persistency may be lower than projected persistency, resulting in lower than expected revenues and higher than expected amortization of deferred policy acquisition costs.

  . Reorganization of the Company's field sales force and integrated product offerings may initially adversely impact new sales and renewals.

  . Costs or difficulties related to the integration of the business of the Company following the merger may be greater than expected, including costs or difficulties related to the management of claims.

  . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.

  . Necessary technological changes may be more difficult or expensive to make than anticipated, and subsequent non-compliance resulting from year 2000 data systems issues may occur.

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

   For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" contained herein in Item 1.

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

ITEM 1. BUSINESS

General

   The Company, a Delaware business corporation, is the parent holding company for a group of insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and Argentina. The Company's principal operating subsidiaries are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial). The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America, the United Kingdom, and Japan. It also provides a complementary portfolio of life insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

   The Company is the surviving corporation in the merger on June 30, 1999 of Provident Companies Inc. (Provident), the leading individual disability insurance provider in North America, with Unum Corporation (Unum), the leading group disability insurance provider. In the merger, Provident shareholders received 0.73 shares of the Company's common stock for each Provident share, and Unum shareholders received one share of the Company's common stock for each Unum share.

   During the years preceding the merger, both Provident and Unum pursued strategies of divesting non-core businesses and leveraging their respective disability insurance expertise.

   In Provident's case, this strategy was the continuation of a new business focus initiated by J. Harold Chandler after joining Provident in 1993. Provident successfully undertook a number of major initiatives in pursuing this strategy prior to the merger with Unum. Specifically, Provident (i) sold its group medical business for $231.0 million in cash and stock, (ii) began winding down its guaranteed investment contracts (GICs) business which carried high capital requirements, (iii) reduced the annual dividend on the common stock to preserve capital to fund future growth, (iv) simplified the corporate legal structure and eliminated a dual class of common stock that had special voting rights in order to present a more conventional corporate structure profile to the investing market, (v)sold in six transactions $1,459.6 million in commercial mortgage loans as part of repositioning its investment portfolio,
(vi) restructured its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers, (vii) strengthened its claims management procedures in the disability income insurance business, and
(viii) began restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

   In addition, Provident acquired The Paul Revere Corporation (Paul Revere) and GENEX Services, Inc. (GENEX) in early 1997 and disposed of certain non-core lines of business. These actions strengthened

Provident's disability insurance capabilities and enabled Provident to offer a comprehensive and well-focused portfolio of products and services to its customers. From 1989 through 1997 Paul Revere was the largest provider of individual disability insurance in North America on the basis of in-force premiums. By combining Paul Revere's operations with those of Provident, Provident realized significant operating efficiencies, including leveraging both companies' knowledge of disability risks, specialized claims and underwriting skills, and sales expertise. Provident also realized cost savings as a result of combining the corporate, administrative, and financial operations of the two companies. GENEX provides specialized skills in disability case management and vocational rehabilitation that advance the goal of providing products that enable disabled policyholders to return to work.

   As it continued to assess acquisition opportunities that could complement its core business, Provident also continued to assess and exit non-core lines. In 1997, Provident transferred its dental business to another insurer. The dental block, which was acquired in the Paul Revere acquisition, produced $39.2 million of premium income in 1997.

   Effective January 1, 1998, Provident entered into an agreement with Connecticut General Life Insurance Company (Connecticut General) for Connecticut General to reinsure, on a 100% coinsurance basis, Provident's in-force medical stop-loss insurance coverages sold to clients of CIGNA Healthcare and its affiliates (CIGNA). This reinsured block constitutes substantially all of Provident's medical stop-loss insurance business.

   Effective April 30, 1998, Provident closed the sale of its in-force individual and tax-sheltered annuity business to American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, affiliates of American General Corporation (American General). American General also acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which are no longer actively marketed. The sale did not include Provident's block of GICs or group single premium annuities (SPAs), which will continue in a run-off mode.

   On July 15, 1997, the Board of Directors authorized Provident to repurchase up to 1,000,000 shares (2,000,000 shares following a subsequent stock split) of its common stock. In May 1998, Provident purchased 200,000 shares of common stock under this repurchase program for a total price of $7.7 million and at an average price of $38.43 per share. Provident discontinued this program in anticipation of the merger with Unum.

   In the years prior to the merger Unum also pursued a strategy it had adopted after its demutualization in 1986 of focusing on its core disability businesses. In March 1993, Unum merged with Colonial Companies, Inc., the parent company of Colonial, a leader in payroll marketing of supplemental insurance, focused on accident, cancer, and a range of life insurance products. In October 1996, Unum closed the sale of its group tax-sheltered annuity (TSA) businesses to two insurance subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing Unum from future contractual obligation. As of December 31, 1999, consents for assumption reinsurance have been received relating to substantially all assets under management.

   Through the continued development of Unum Japan Accident Insurance Company Limited (Unum Japan) and the purchase in 1997 of Boston Compania Argentina de Seguros, SA in Argentina, Unum also furthered its expansion into foreign disability markets that began with the acquisition in 1990 of Unum Limited, the leading disability insurer in the United Kingdom.

   In April 1999, Unum decided to exit its reinsurance operations, including the reinsurance management operations of Duncanson & Holt, Inc. (D&H); risk assumption by Unum America, including reinsurance pool participation, direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. On December 31, 1999 the

Company completed the sale of certain divisions of the North American reinsurance management operations of D&H and the reinsurance of the Company's risk participation in these facilities. At this time, the Company plans to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company has decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company has also decided to discontinue its accident reinsurance business in London beginning in year 2000. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion.

Business Strategies

   The Company's objective is to grow its business and improve its profitability by following the three strategies set forth below.

 Provide Integrated Product Choices

     The Company offers a comprehensive portfolio of income protection products and services. These coverage choices, available in the employee benefit, individual, and voluntary market segments, meet the diverse needs of the marketplace. The Company seeks to achieve a competitive advantage by offering group, individual, and voluntary/work site products that can combine with other coverages to provide integrated product solutions for customers.

     Employees are increasingly turning to the workplace for access to quality insurance protection. Through return-to-work expertise and a comprehensive portfolio of basic employee benefits, as well as supplemental, voluntary, and executive product offerings, the Company offers companies of all sizes highly competitive benefits to protect the incomes and lifestyles of employees and their families. Income protection solutions include integrated short-term and long-term disability income protection plans with flexible coverage and funding options. Lifestyle protection solutions include term and universal life insurance and long-term care insurance.

     The Company's broad portfolio also includes individual income protection products that help protect individual customers and their families from the financial effects of accidents or illnesses. The products feature choices suited to different ages, incomes, family needs, and lifestyles. Also offered are lifestyle protection solution products including long-term care insurance, level term life insurance, and universal life insurance.

     In order to give the appropriate focus to these three primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups work with the Company's sales force to present coverage solutions to potential customers and to manage existing customer accounts.

  Provide Benefits Emphasizing Returning People to Work and to an Independent
   Lifestyle

   For corporate and individual customers, the Company offers expert resources to help claimants recover their ability to earn an income and regain an independent lifestyle. These resources include the following:

   Benefits Management and Client Care

     The Company's benefits organization is focused on helping customers who have suffered an accident or illness to return to work and to an independent lifestyle. The Company's extensive resources reflect the significant investments which have been made in this area. This coordinated effort focuses centralized home office knowledge and local case management and support specialists across North America on making the best resources available for each customer's specific situation.

   Specialized Support

     Once a customer submits a claim, it's immediately assigned to an expert for handling based on the severity and type of condition. Specialized claims representatives, rehabilitation specialists, nurse case managers, and physicians work directly with each claimant and, where appropriate, with the claimant's medical providers and employer. These specialized resources may also be able to assist a claimant's medical provider in developing treatment plans or return-to-work goals for the claimant. When a claimant is ready to return to work, the Company offers reimbursement to employers for eligible work site accommodations to enable an employee's transition back to the workplace. If a claimant is unable to return to work, the Company can provide employment counseling, vocational assessment, analysis of skills, and assistance with education or retraining to help the claimant find a new career.

   Social Security Disability Income Assistance

     For those claimants who are not able to return to work for a considerable time, the Company can help initiate the social security application process by working with the claimants in the application and appeals process to help seek benefits for which the claimant might be eligible.

   Returning to an Independent Lifestyle

     For customers who experience accidents or illnesses and are not able to return to work, the Company offers resources to enable a transition back to the most independent lifestyle possible. The Company provides information resources for customers and family members of those living with disabilities and provides the assistance of claims specialists who fully understand the dynamics of adjusting to life with longer-term impairments.

   Integrated Information Services and Pre-Disability Planning

     The Company helps employers identify disability patterns and provides insight into how to better manage the total cost of disability, including worker's compensation and other lost time expenses. The Company's managed disability planning process and return-to-work dividend program can help employers reduce absenteeism, increase the number of employees who return to work following a disability, lower employee replacement and retraining costs, reduce premiums for medical benefits, increase productivity, and improve employee morale.

 Provide Highly Responsive Service for Customers and their Advisors

   The Company is committed to providing customers with easy access to the Company's resources through increased use of technology and through a broad and multi-channel distribution network. The Company offers work site enrollment and marketing capabilities and provides advanced sales support to brokers, agents, and other business partners.

   For corporate customers, the Company offers programs to help companies better understand the causes, cost, and impacts of disability; creative return-to-work solutions; research initiatives and ongoing studies in the scientific and human aspects of disability; claims professionals trained in the disabling condition affecting the employee, with coordinated resources and information focused on helping the individual return to work; local case management; reimbursement for qualified workplace accommodations; information, support, assistance, and referrals for living with a disabling condition; independent financial counseling to assist family members after the death of an employee; no-cost cash management services for life insurance beneficiaries immediately on payment of a policy benefit; 24 hour access for employees to counselors trained to help with personal problems; and assistance for people who suffer accidents or illnesses away from home.

   For individual customers, the Company offers personalized claim service from professionals trained in the disabling condition affecting the claimant; information, support, assistance, and referrals for living with a disabling condition; 24 hour access to information on aging and long-term care; no-cost cash management services for life insurance beneficiaries immediately on payment of a policy benefit; and research initiatives and ongoing studies in the scientific and human aspects of disability.

Reporting Segments

   The Company is organized around its customers, with reporting segments that reflect its major market segments: Employee Benefits, Individual, and Voluntary Benefits. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, group long-term care, accidental death and dismemberment coverages, and the results of managed disability. The Company's Individual reporting segment includes individual disability, individual life, and individual long-term care. The Voluntary Benefits segment includes products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other segment includes the results from reinsurance pools and management and other products no longer actively marketed, including corporate-owned life insurance, group pension, and individual annuities.

 Employee Benefits

   The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of managed disability, primarily GENEX. Group long-term and short-term disability comprises the majority of the segment, with $2,508.4 million of premium income in 1999. Group life generated $1,158.2 million of premium income in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7.

   Group long-term disability insurance provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age between 65 and 70. The benefits are limited to specified maximums as a percentage of income. Premiums for this product are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases, however, carry experience rating provisions. Premiums for experience rated group disability business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. A few accounts are handled on an administrative services only basis with responsibility for funding claim payments remaining with the customer.

   Group short-term disability insurance provides coverage from loss of income due to injury or sickness, effective immediately for accidents, and after one week for sickness, for up to 26 weeks, to specified maximums as a percentage of income. Short-term disability is sold primarily on a basis permitting periodic repricing to address the underlying claims experience and the interest rate environment.

   Profitability of group disability insurance is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control its administrative expenses. Morbidity is an important factor in disability claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated disability coverage for large groups has narrower profit margins and represents less risk to the Company than business of this type sold to small employers. This is because the Company must bear all of the risk of adverse claims experience in small case coverages while larger employers often bear much of this risk themselves. For disability coverages, case management and rehabilitation activities with regard to claims, along with appropriate pricing and expense control, are important factors contributing to profitability.

   Group life insurance consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages. Profitability in group life is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses. The Company also markets several group benefits products and services including accident and sickness indemnity and accidental death and dismemberment policies.

   Group long-term care insurance pays a benefit upon the loss of two or more "activities of daily living" (e.g. bathing, dressing, feeding) and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits start after an elimination period, generally 90 days or less. Long-term care insurance is marketed on a guaranteed renewable basis. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

   GENEX provides specialized skills in disability case management and vocational rehabilitation to assist disabled claimants to return to work. GENEX provides a full range of disability management services, including work site injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. In addition to its historical focus on the workers' compensation market, GENEX and the Company are working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. GENEX plays an increasingly significant role in helping the Company to manage its own exposure to individual and group disability claims.

 Individual

   Individual disability comprises the majority of the Individual segment, with $1,553.5 million of premium income in 1999. Individual life insurance products generated $85.1 million of premium income in 1999, and individual long-term care had premium income of $92.0 million.

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

   The majority of the Company's in-force individual disability income insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business of Accident and Provident Life and Casualty Insurance Company (Casualty) is largely dependent upon achieving the morbidity and interest rate assumptions set in the 1993 loss recognition study with respect to the business written in 1993 and prior and those set in the pricing of business written after 1993. The profitability of the Paul Revere business will be largely dependent upon achieving the assumptions as to morbidity, persistency, interest earned rates, and expense levels assumed when pricing the acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7.

   In November 1994, the Company announced its intention to discontinue the sale of individual disability products that combined lifetime benefits and short elimination periods with own-occupation provisions (other than conversion policies available under existing contractual arrangements). At the same time the Company began introducing products that insured loss of earnings as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. Since the acquisition of Paul Revere in March 1997, the Company has discontinued the sale of certain Paul Revere products that are not consistent with the Company's strategic direction for its product portfolio.

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

   The Company also offers lifelong disability coverage for loss of income due to injury or sickness on a guaranteed renewable basis, with the right to reprice in-force policies subject to regulatory approval. Lifelong disability coverage provides benefits and transitional support for moderate disabilities, with richer benefits for severe disabilities. Common options include additional coverage for catastrophic injury or illness and an option to convert to a long-term care policy at retirement age.

   The Company is developing a new portfolio of individual disability products for release in the second half of 2000. This product line will consolidate the current offerings of Provident, Paul Revere, and Unum into one new simplified product portfolio. The new portfolio will utilize a modular approach offering customers a range of product options and features. This portfolio has been designed to combine the best features from prior Company offerings and will include return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities.

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

   Individual long-term care is offered on a single customer basis and to smaller employer groups and is marketed on a guaranteed renewable basis. Individual long-term care insurance pays a benefit upon the loss of two or more "activities of daily living" and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits start after an elimination period, generally 90 days or less. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

 Voluntary Benefits

   The Voluntary Benefits segment includes a broad line of products sold to groups of employees through payroll deduction at the work site. These products include life insurance and health products. Premium income for this segment totaled $691.6 million in 1999.

   The life insurance products principally include universal life, interest-sensitive life, and whole life insurance. The Company markets accident and sickness policies that provide benefit payments for disability income, death, dismemberment, or major injury and are designed to supplement social security, workers' compensation, and other insurance plans. The Company markets cancer insurance policies designed to provide payments for hospitalization and scheduled medical benefits. The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pretax basis, eliminating the Company's ability to continue marketing its products this way. However, the Company believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

   Profitability of voluntary benefits products is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, investment returns, and the ability of the Company to control administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7.

 Other

   The Other operating segment includes results from reinsurance pools and management and other products no longer actively marketed, including corporate-owned life insurance, group pension products, and individual annuities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7.

   During 1999, the Company concluded that the reinsurance pools and management operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. No potential buyers expressed interest in acquiring the entire domestic and international reinsurance management operations. However, in October 1999, the Company entered into an agreement to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities.

   Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. The Company decided to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance businesses.

   Corporate-owned life insurance is a tax-leveraged policy sold from 1983 to 1990, with most of the block having been sold before mid-1986. Beginning in 1986, Congress began to enact tax legislation that significantly reduced the ability of policyholders to deduct policy loan interest on these products which detracted from the internal rate of return which theretofore had been available. In 1988, Congress went further by enacting legislation that had adverse tax consequences for distributions/policy loans from modified endowment contracts.

Under this legislation, new sales of the majority of the Company's COLI products would have been subject to adverse tax treatment as modified endowment contracts due to their high premium level. As a consequence, many of these products were withdrawn, and revised products which would not be considered modified endowment contracts were introduced. Policies issued prior to the 1986 tax legislation, however, were grandfathered from the modified endowment provisions. In 1996, Congress enacted tax legislation that generally eliminates tax deductions for policy loan interest on corporate-owned life insurance products issued subsequent to the 1986 tax legislation.

   The Company no longer markets GICs, but continues to service its block of existing business. The Company previously marketed GICs for use in corporate tax-qualified retirement plans. Under GICs, the Company guarantees the principal and interest to the contract holder for a specified period, generally three to five years and derives profits on the spread between the amount of interest earned on invested funds and the fixed rate guaranteed in the GIC. Sales of group SPAs have also been discontinued. Group SPAs are used as funding vehicles primarily when defined benefit pension plans are terminated. Under SPAs, the Company received a one-time premium payment and in turn agreed to pay a fixed monthly retirement benefit to specified employees. The Company continues to adjust the investment portfolio to meet the obligations of the scheduled maturities of the GICs.

   As previously discussed, the Company sold its in-force individual and tax-sheltered annuity business during 1998 and its group tax-sheltered annuity business during 1996.

 Corporate

   The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Reinsurance

   The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The maximum amount of risk retained by the Company and not reinsured is $500,000 on any group or individual life insured and $500,000 on group and individual accidental death insurance. The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue.

   Since the ceding of reinsurance by the Company does not discharge its primary liability to the policyholder, the Company has control procedures with regard to reinsurance ceded. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, on-site visits before entering a contract to assess the operations and management of the reinsurer, consideration of the need for collateral, such as letters of credit, and audits of the Company's reinsurance activities by its Internal Audit staff. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 1999, relates to over 140 reinsurance relationships. Of the six major relationships which account for approximately 75 percent of the reinsurance receivable amount at December 31, 1999, all are with companies rated A or better by A.M. Best Company or are fully securitized by investment-grade fixed maturity securities held in trust.

   See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's reinsurance activities.

Reserves

   The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation. The reserves reported in the Company's financial statements incorporated herein by reference are calculated based on generally accepted accounting principles followed in the United States (GAAP) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the actual business than those required for statutory accounting purposes and from differences in actuarial reserving methods.

   The consolidated statements of operations include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments.

   Prior to the merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods were both in accordance with GAAP, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying those policies for similar products. Unum's former methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the Company. Accordingly, at June 30, 1999 the Company adopted Provident's method of calculating the discount rate for claim reserves.

   The unpaid claim reserves for these disability lines as of June 30, 1999 were $5,318.3 million using the former method for determining reserve discount rates and $5,559.0 million using the current method. The impact on 1999 earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax during the second quarter.

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

   The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic and Canadian group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million, which reduced 1999 earnings $359.2 million before tax and $233.5 million after tax. The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported factors, and discount rates. See Note 2 of the "Notes to Consolidated Financial Statements" for further discussion of these reserve changes.

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

   The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, and where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs are expensed in the period incurred and are not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. The effect of integration activities on new claim resolution rates is not expected to be material after December 31, 1999. See Note 7 of the "Notes to Consolidated Financial Statements" for a complete discussion of the claim disruption reserve.

Competition

   There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 1999, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products. The Company's principal competitors in the voluntary benefits market and in the employee benefits market for group life and long-term care products include the largest insurance companies in the United States. In addition, in the individual life market, the Company competes with banks, investment advisers, mutual funds, and other financial entities for investment of savings and retirement funds in general.

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

Regulation

   The Company's insurance subsidiaries are subject to regulation and supervision in jurisdictions in which they do business, primarily for the protection of policyholders. Although the extent of such regulation varies, insurance laws generally establish supervisory agencies with broad administrative powers including: granting and revocation of licenses to transact business; establishing reserve requirements; setting the form, content, and frequency of required financial statements; the licensing of agents; the approval of policy forms; prescribing the type and amount of investments permitted; and, in general, the conduct of all insurance activities. The Company's insurance subsidiaries must meet the standards and tests for investments promulgated by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators. The Company's domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. See Note 18 of the "Notes to Consolidated Financial Statements" for a discussion of permitted statutory accounting practices.

   The laws of the states of Maine, Tennessee, Massachusetts, South Carolina, New York, and Delaware require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Maine, Tennessee, South Carolina, Massachusetts, New York, and Delaware. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states.

   The risk-based capital (RBC) standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners (NAIC), establish an RBC ratio comparing adjusted surplus to required surplus for United States domiciled insurance companies. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for the Company's insurance subsidiaries, measured at December 31, 1999, were above the ranges that would require regulatory action. See further discussion under "Risk Factors--Capital Adequacy."

Risk Factors

   Any one or more of the following factors may cause the Company's actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See "Cautionary Statement Regarding Forward-Looking Statements" contained herein on page 1.

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

   Effective in 1993, the NAIC adopted an RBC formula, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuation, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

 Disability Insurance

   Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, work ethics, motivation, stability, and mores can significantly affect the demand for and underwriting results from disability products. Economic conditions affect not only the market for disability products, but also significantly affect the claims rates and length of claims. The climate and the nature of competition in disability insurance have also been markedly affected by the growth of social security, workers' compensation, and other governmental programs in the workplace. The nature of that portion of the Company's outstanding insurance business that consists of noncancelable disability policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on business in-force on account of changes resulting from such factors. Disability insurance products are important products for the Company. To the extent that disability products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.

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

   The modernization of the financial services industry as a result of the Gramm-Leach-Bliley Act of 1999 is also likely to affect the future prospects of the Company. This legislation eliminates many federal and state barriers to affiliation among banks and securities firms, insurers, and their financial service providers. At the same time, the legislation increases the separation between financial service providers and other non-financial companies. The major impacts, other than the potential for increased competition, include new federal privacy rules, a requirement that states enact uniform laws and regulations governing the licensure of individuals and entities authorized to solicit the purchase of insurance within and outside a state, and authority given to promulgate regulations granted to numerous federal agencies.


Selected Data of Segments

   For information regarding the operations of segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7.

Employees

   At December 31, 1999, the Company had approximately 11,900 full-time employees. Some employees in Argentina, comprising less than 1 percent of the Company's total workforce, are members of a union.

ITEM 2. PROPERTIES

   The Company occupies over 3,000,000 square feet of space at four principal operating centers in Chattanooga, Tennessee, Portland, Maine, Worcester, Massachusetts, and Columbia, South Carolina. The Company occupies two connected buildings totaling 840,000 square feet in Chattanooga, Tennessee. The office building and substantially all of the surrounding 25 acres of land used for employee parking are owned by the Company in fee along with a 27-unit apartment building for corporate use.

   The Company occupies facilities in Portland, Maine, which are comprised of eight owned facilities totaling 1,037,000 square feet of office space and 40 acres of associated land used primarily for parking. In addition, approximately 111,000 square feet of office space is leased and occupied in two buildings with rents totaling $1.3 million per year.

   The Company occupies facilities totaling 438,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking. In addition, the Company leases 15,000 square feet in Springfield, Massachusetts, and 13,000 square feet in Auburn, Massachusetts.

   The Company occupies approximately 547,000 square feet of office space in Columbia, South Carolina. The buildings are located on approximately 47 acres with a portion developed for employee parking.

   The Company also owns office buildings in the United Kingdom and Argentina, which serve as the home offices of Unum Limited and Boston Compania Argentina de Seguros SA, respectively.

   Additionally, the Company leases office space, for periods principally from five to ten years, for use by its affiliates and sales forces.

ITEM 3. LEGAL PROCEEDINGS

   Refer to Item 8 Note 17 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM. Dividends in the following table have been restated to reflect the merger of Unum Corporation and Provident Companies, Inc. as if it had been completed at the beginning of the earliest period presented.

                                                        Market Price
                                                     ------------------
                                                       High      Low    Dividend
                                                     -------- --------- --------
      1999
       1st Quarter.................................. $62 1/2  $43 13/16 $0.1428
       2nd Quarter..................................  59 1/2   42 7/16   0.1428
       3rd Quarter..................................  56 7/8   28 3/8    0.1475
       4th Quarter..................................  36 3/16  26        0.1475

      1998
       1st Quarter                                   $55 9/16 $48       $0.1402
       2nd Quarter..................................  59 5/8   51 1/2    0.1428
       3rd Quarter..................................  59 3/8   44        0.1428
       4th Quarter..................................  60 1/16  42        0.1428

   As of March 1, 2000 there were 23,403 registered holders of common stock. The Company's dividend reinvestment plan offers shareholders of Company common stock a convenient way to purchase additional shares of common stock without paying brokerage fees, commissions, or other bank service fees. More information and an authorization form may be obtained by writing or calling the Company's transfer agent, First Chicago Trust Company of New York. The toll-free customer service number is 1-800-446-2617.

   For information on restrictions relating to the Company's insurance subsidiaries' ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Item 8 Note 18 of the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                             1999        1998       1997       1996        1995
                          ----------  ---------- ---------- ----------  ----------
                                     (in millions, except share data)
Statement of
 Operations Data
Premium Income..........  $  6,843.2  $  6,129.0 $  5,293.1 $  4,288.8  $  4,147.6
Net Investment Income...     2,059.7     2,035.4    2,015.7    1,893.4     2,027.6
Net Realized Investment
 Gains (Losses).........        87.1        55.0       11.5       (5.2)      193.4
Other Income............       339.6       299.9      357.0      148.2       187.1
                          ----------  ---------- ---------- ----------  ----------
Total Revenue...........     9,329.6     8,519.3    7,677.3    6,325.2     6,555.7
Benefits and Expenses...     9,495.1     7,599.1    6,760.6    5,757.4     5,997.8
                          ----------  ---------- ---------- ----------  ----------
Income (Loss) Before
 Federal Income Taxes...      (165.5)      920.2      916.7      567.8       557.9
Federal Income Taxes....        17.4       302.8      299.1      184.2       161.2
                          ----------  ---------- ---------- ----------  ----------
Net Income (Loss).......  $   (182.9) $    617.4 $    617.6 $    383.6  $    396.7
                          ==========  ========== ========== ==========  ==========

Per Common Share
 Information
Net Income (Loss)--
 Basic..................  $    (0.77) $     2.60 $     2.62 $     1.75  $     1.81
Net Income (Loss)--
 Assuming Dilution......  $    (0.77) $     2.54 $     2.57 $     1.72  $     1.80
Common Stockholders'
 Equity at End of Year..  $    20.73  $    25.89 $    23.46 $    18.29  $    17.89
Cash Dividends..........  $     0.58  $     0.57 $     0.55 $     0.53  $     0.51
Weighted Average Common
 Shares
 Outstanding (000s)
  --Basic...............   239,080.6   236,975.2  230,741.2  212,401.5   211,610.8
  --Assuming Dilution...   239,080.6   242,348.9  235,818.2  215,301.1   212,988.8

Financial Position (at
 End of Year)
Assets..................  $ 38,447.5  $ 38,602.2 $ 37,040.1 $ 30,813.8  $ 31,472.6
Long-term Debt,
 Subordinated Debt
 Securities, and
 Preferred Stock........  $  1,466.5  $  1,525.2 $  1,396.2 $    927.0  $    975.3
Stockholders' Equity....  $  4,982.2  $  6,146.2 $  5,714.1 $  4,001.7  $  3,955.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   On June 30, 1999, Unum Corporation (Unum) merged with and into Provident Companies, Inc. (Provident) under the name UnumProvident Corporation. The merger was accounted for as a pooling of interests. The historical financial results discussed herein give effect to the merger as if it had been completed at the beginning of the earliest period presented. See Notes 1 and 2 of the "Notes to Consolidated Financial Statements" for further discussion.

   The following should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8.

   This discussion of consolidated operating results and operating results by segment excludes net realized investment gains and losses from revenue and income (loss) before taxes. The Company's investment focus has been on investment income to support its insurance liabilities as opposed to the generation of realized investment gains. Due to the nature of the Company's business, a long-term focus is necessary to maintain profitability over the life of the business. The realization of investment gains and losses will impact future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities. However, income excluding realized investment gains and losses does not replace net income as a measure of the Company's profitability.

   Management believes that the trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are important for investors to assess in their analysis of the Company's results of operations. The trends in new sales are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales and renewals of existing business. The Company's long-term financial objectives, which balance growth and profitability, are to achieve sales growth of 10 to 12 percent per year, earnings per share growth of 12 to 14 percent per year, and a return on equity of 14 to 16 percent per year.

Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses

   As a result of the merger, certain accounting policy changes and reclassification adjustments were made during 1999. The following summarizes these changes and reclassifications as well as the expenses related to the merger and the early retirement offer to employees.

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

   Prior to the June 30, 1999 merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods for calculating the discount rate for disability claim reserves were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. The previous Unum methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the combined entity. Accordingly, at June 30, 1999, the Company adopted Provident's method of calculating the discount rate for claim reserves. The impact on 1999 earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax. The charge was reflected in the Employee Benefits, Individual, and Other segments as an increase in benefits to policyholders of $191.7 million, $38.9 million, and $10.1 million, respectively.

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

   The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million in the third quarter of 1999, which reduced 1999 results $359.2 million before tax and $233.5 million after tax. See Note 2 of the "Notes to Consolidated Financial Statements" for further discussion of these charges and "Liquidity and Capital Resources" for a discussion of capital and financing needs.

   Subsequent to the merger, the Company also completed a review of the methodology and assumptions used for the capitalization and amortization of the costs of acquiring new business. The result of the review was immaterial and was reflected in 1999 operating earnings, which were increased approximately $8.0 million during 1999 to reflect the application of the revised estimate. The change in estimate was applied to amounts capitalized in 1999 and will be applied to future years to reflect the combined entity's practices and pricing assumptions. There was not a need to adjust amounts capitalized in years prior to 1999, as those amounts are believed to be recoverable from the related policies. A key element in the ability to recover amounts capitalized in prior periods is the persistency of the business. The Company monitors persistency and reflects adverse changes in persistency in the current year's amortization of deferred acquisition costs. Actual persistency experienced during the fourth quarter of 1999 for group disability and group life compared unfavorably to the persistency expected, resulting in additional amortization of $5.2 million during 1999. It is expected that persistency in 2000 will continue to be lower than historical levels for group disability as well as group life, which will unfavorably impact the level of amortization during 2000.

   During 1999, the Company recorded before-tax expenses related to the merger of approximately $184.7 million ($139.6 million after tax) for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal, and accounting fees. The Company also recorded in 1999 a before-tax expense of approximately $125.9 million ($81.8 million after tax) related to the early retirement offer to the Company's employees. These expenses are reported in the Corporate segment as other operating expenses and are further discussed in the section "Corporate Segment Operating Results." Additionally, in 1999 the Company expensed $24.7 million ($16.1 million after tax) of incremental costs associated with the merger. These incremental costs consist primarily of compensation, training, integration, and licensing costs.

Consolidated Operating Results

                                              Year Ended December 31
                                   ----------------------------------------------
                                     1999    % Change   1998   % Change    1997
                                   --------  -------- -------- --------  --------
                                             (in millions of dollars)
Premium Income...................  $6,843.2    11.7%  $6,129.0   15.8 %  $5,293.1
Net Investment Income............   2,059.7     1.2    2,035.4    1.0     2,015.7
Other Income.....................     339.6    13.2      299.9  (16.0)      357.0
                                   --------           --------           --------
Total Revenue....................   9,242.5     9.2    8,464.3   10.4     7,665.8
Benefits and Expenses............   9,495.1    25.0    7,599.1   12.4     6,760.6
                                   --------           --------           --------
Income (Loss) Before Federal
 Income Taxes and Net Realized
 Investment Gains................    (252.6)   N.M.      865.2   (4.4)      905.2
Federal Income Taxes (Credit)....     (12.9)   N.M.      283.9   (3.8)      295.2
                                   --------           --------           --------
Income (Loss) Before Net Realized
 Investment Gains................    (239.7)   N.M.      581.3   (4.7)      610.0
Net Realized Investment Gains....      56.8    57.3       36.1   N.M.         7.6
                                   --------           --------           --------
Net Income (Loss)................  $ (182.9)   N.M.   $  617.4   N.M.    $  617.6
                                   ========           ========           ========

--------
N.M. = not a meaningful percentage

   The Company acquired The Paul Revere Corporation (Paul Revere) on March 27, 1997. The financial information contained herein includes the accounts and operating results of Paul Revere from the date of acquisition.

   In addition to the increases in benefit liabilities of $599.9 million and the merger-related and early retirement offer expenses of $310.6 million discussed in the previous section, during 1999 the Company recognized $327.8 million of before-tax charges related to its reinsurance operations. These charges are as follows (in millions):

      North American Reinsurance Operations:
      Loss on Sale of A&H and LTC Reinsurance Management Operations
       (includes write-off of $6.0 million of goodwill)................ $ 12.9
      Loss on Reinsurance of A&H and LTC Risk Participations...........   12.7
      Provision for Losses on Retained Business........................   42.1
      International Reinsurance Operations:
      Provision for Losses on Lloyd's of London Syndicate
       Participations..................................................  186.5
      Provision for Losses on Reinsurance Pool Participations Other
       than Lloyd's....................................................   21.9
      Goodwill Impairment Excluding Amount Recognized on Sale..........   51.7
                                                                        ------
        Total Before-tax Charge........................................ $327.8
                                                                        ======

   See "Other Segment Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's reinsurance operations.

   A portion of the losses recognized in 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the effective tax rate. Additionally, a portion of the 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

   In 1999, the Company recorded refunds from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The refund of taxes was $30.4 million, and interest on the refunds was $35.4 million. Overall, including interest and the tax provision thereon, 1999 results increased $36.8 million due to settlements of prior year tax issues.

   In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

                                                        Year Ended December 31
                                             ----------------------------------------------
                                               1999    % Change   1998    % Change   1997
                                             --------  -------- --------  -------- --------
                                                       (in millions of dollars)
Premium Income
 Group Long-term Disability................  $2,034.7    13.0%  $1,800.7    17.3%  $1,535.4
 Group Short-term Disability...............     473.7    28.9      367.4    35.1      271.9
 Group Life................................   1,158.2    17.8      983.5    21.1      812.4
 Accidental Death & Dismemberment..........     190.7     3.6      184.1     8.9      169.0
 Group Long-term Care......................      42.9    49.5       28.7    34.1       21.4
                                             --------           --------           --------
Total Premium Income.......................   3,900.2    15.9    3,364.4    19.7    2,810.1
Net Investment Income......................     604.9    11.6      541.8     6.8      507.2
Other Income...............................     140.2    17.6      119.2    28.7       92.6
                                             --------           --------           --------
Total Revenue..............................   4,645.3    15.4    4,025.4    18.1    3,409.9
                                             --------           --------           --------
Benefits and Change in Reserve.............   3,663.9    38.6    2,642.6    21.5    2,174.5
Deferral of Policy Acquisition Costs.......    (249.2)   17.2     (212.6)   36.5     (155.8)
Amortization of Deferred Policy Acquisition
 Costs.....................................     106.6    29.1       82.6    23.8       66.7
Other Operating Expenses...................   1,104.6    13.1      976.5    14.2      855.0
                                             --------           --------           --------
Total Benefits and Expenses................   4,625.9    32.6    3,489.1    18.7    2,940.4
                                             --------           --------           --------
Income Before Federal Income Taxes and
 Net Realized Investment Gains and Losses..  $   19.4    N.M.   $  536.3    14.2   $  469.5
                                             ========           ========           ========

   The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

   The increases in premium income result from strong sales trends over the past several quarters as well as an emphasis on renewal of existing business. However, the rate of growth for group disability and group life sales decreased during 1999. Several factors contributed to the decrease in sales, including rate increases, turnover in the field sales force, and merger-related activities (training, office relocation, and new processes and systems). The Company has a number of initiatives underway to help restore sales momentum, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. The Company expects that these actions will favorably impact future sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability which will likely lead to lower long-term sales growth than historically experienced by the Company. Employee Benefits new annualized sales decreased 2.9 percent to $952.5 million in 1999 from $981.1 million 1998. New annualized sales were $804.2 million in 1997.

   Premium persistency for group long-term and short-term disability in the fourth quarter of 1999 was lower than historical levels due to several large case terminations, the aggressive renewal program, and the disruption in the field sales force. For both products, the terminated block was less profitable than the total block. It is expected that persistency in 2000 will continue to be lower than historical levels for group disability as well as group life.

   Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $107.8 million in 1999 compared to $96.2 million in 1998 and $72.8 million in 1997. Both of these companies were acquired during 1997.

 Group Disability

   Group disability revenue increased to $3,029.0 million in 1999 compared to $2,632.1 million in 1998. Premium income growth was driven primarily by prior period sales. As previously discussed, the rate of growth in new sales declined during 1999. New annualized sales for group long-term disability were $385.2 million in 1999 compared to $441.7 million in 1998. New annualized sales for group short-term disability were $172.0 million in 1999 as compared to $176.2 million in 1998. A critical part of the Company's strategy for group disability during 2000 involves executing an aggressive renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. However, the lower than historical premium persistency experienced during the fourth quarter of 1999 will have a negative impact on future premium income. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and various other factors and assumptions.

   Net investment income is expected to continue to increase due to the increase in the level of invested assets allocated to this line of business and also due to the portfolio restructuring, as discussed in "Investments."

   Group disability reported a loss of $225.7 million for 1999, as compared with $334.4 million of income for 1998. The loss was the result of the $191.7 million second quarter 1999 charge resulting from lowering the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions and the $359.2 million third quarter 1999 charge resulting from the revision in the underlying assumptions used to estimate the ultimate cost of unpaid group long-term disability claims, as discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses." Excluding the effect of these two charges, this line reported an 83.5 percent benefit ratio for 1999. The benefit ratio for 1998 was 79.4 percent, excluding the effect of the fourth quarter of 1998 claims disruption charge discussed in the following paragraphs. The incidence rates for new claims submitted for long-term disability increased during 1999 over the level experienced in 1998, but new claim incidence rates in the third and fourth quarters of 1999 improved relative to levels experienced in the first half of 1999 and the last half of 1998. Small case business continues to perform well, and large case and mid-size business showed improvement in 1999. The health services sector continues to experience higher incidence levels than average, but improved in the last half of 1999. Incidence levels for the manufacturing sector also improved, declining to the levels experienced prior to the third quarter of 1998. The incidence rates for new claims submitted for short-term disability improved during 1999 as compared to 1998. The level of claim incidence for long-term and short-term disability is being taken into account in the pricing of new business and the renewal of existing cases.

   As explained in more detail below, the actual increase in claims durations during 1999 was greater than the increase assumed in the fourth quarter of 1998 claims disruption charge, resulting in a negative impact on the 1999 benefit ratio. Additionally, the 1998 benefit ratio was positively impacted by the updated factors used in calculating social security offset amounts.

   The amortization of deferred policy acquisition costs for 1999 includes $4.2 million of additional amortization due to the higher than expected level of terminations for long-term and short-term disability experienced during the fourth quarter of 1999. Also included in 1999 is $3.3 million of amortization related to the write-off of the unamortized balance of deferred costs related to certain discontinued products in the foreign operations.

   Group disability revenue increased to $2,632.1 million in 1998 compared to $2,245.1 million in 1997 primarily due to the increase in premium income. Premium growth during 1998 for group long-term disability was driven by favorable persistency, prior period sales, and strong new annualized sales, which were $441.7 million in 1998 compared to $374.7 million in 1997. New annualized sales for group short-term disability increased 30.4 percent to $176.2 million in 1998 as compared to $135.1 million in 1997. This growth reflected management's continuing efforts to cross-sell group short-term disability products with other employee benefits products, as well as increasing large case sales.

   Group disability reported income of $334.4 million in 1998 as compared with $326.2 million in 1997. Long-term disability was unfavorably affected by a higher benefit ratio in 1998, largely the result of increased levels of claims incidence, an increase in the average size of claims, and a longer duration of claims as compared with 1997. Positively impacting the benefit ratio in 1998 were updated factors used in calculating social security offset amounts. Short-term disability also experienced increased claims incidence levels and larger size cases in 1998 as compared with 1997.

   In the fourth quarter of 1998, the Company recorded a $50.3 million charge for the group long-term disability line of business in the Employee Benefits segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization would be impacted as a result of planning, consolidation, and integration efforts related to the merger. Management expects the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The
$50.3 million reserve increase was not considered material from a capital adequacy position.

   During 1999, the claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised group disability claim resolution rates for the first, second, third, and fourth quarters of 1999 to be 90, 90, 81, and 86 percent of assumptions, respectively, before adjusting for the impact of the claim operations integration activities. The actual experience was 89 percent for the first quarter of 1999, 90 percent for the second quarter, 67 percent for the third quarter, and 81 percent for the fourth quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, the 1999 loss for the group long-term disability line of business would have been negatively impacted by $50.3 million. However, the shortfall of the actual 1999 experience below that assumed resulted in a negative effect on 1999 results of $18.1 million. As discussed in Note 2 of the "Notes to Consolidated Financial Statements," claim resolution assumptions underlying existing claim reserves were revised in the third quarter of 1999, resulting in an increase in benefit liabilities of $194.8 million. In selecting the revised claim resolution assumptions, consideration was given to claims operations integration activities referenced here as well as other factors expected to impact the future effectiveness of the claims operations. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" for further discussion.

   As discussed under "Cautionary Statement Regarding Forward-Looking Statements," certain risks and uncertainties are inherent in the Company's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at or above the higher levels experienced in 1999 and 1998. Therefore, management continues to monitor claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. However, given the competitive market conditions for the Company's disability products, it is uncertain whether pricing actions can mitigate the entire effect.

 Group Life, Accidental Death and Dismemberment, and Long-term Care

   Group life, accidental death and dismemberment, and long-term care reported income of $239.5 million in 1999 compared to $197.5 million in 1998. The increase resulted from the growth in premium income, which was driven by strong prior period sales, and a lower operating expense ratio. The results also benefited from higher net investment income and a higher volume of business. There was a slight increase in the benefit ratio, from 72.7 percent in 1998 to
73.3 percent in 1999, primarily due to an increase in the average claim size in the group life line of business.

   New annualized sales increased to $395.3 million in 1999 compared to $363.2 million in 1998. Premium persistency for group life in the latter part of 1999 was lower than historical levels, and it is expected that persistency in 2000 will continue to be lower than historical levels. The amortization of deferred policy acquisition costs for 1999 includes $1.0 million of additional amortization due to the higher than expected level of terminations.

   Group life, accidental death and dismemberment, and long-term care reported income of $197.5 million in 1998 compared to $141.4 million in 1997. The increase in 1998 income resulted from the growth in premium income, which was driven by strong sales, and a favorable benefit ratio in the group life and accidental death and dismemberment lines. New annualized sales were $363.2 million in 1998 and $294.4 million in 1997.

Individual Segment Operating Results

                                                        Year Ended December 31
                                             -----------------------------------------------
                                               1999    % Change   1998    % Change    1997
                                             --------  -------- --------  --------  --------
                                                       (in millions of dollars)
Premium Income
 Individual Disability.....................  $1,553.5     1.6 % $1,528.7    13.1 %  $1,351.8
 Individual Life...........................      85.1    (0.5)      85.5     3.3        82.8
 Individual Long-term Care.................      92.0    50.3       61.2    33.9        45.7
                                             --------           --------            --------
Total Premium Income.......................   1,730.6     3.3    1,675.4    13.2     1,480.3
Net Investment Income......................     873.1     5.5      827.8    19.5       692.7
Other Income...............................      68.2     1.2       67.4   (15.3)       79.6
                                             --------           --------            --------
Total Revenue..............................   2,671.9     3.9    2,570.6    14.1     2,252.6
                                             --------           --------            --------
Benefits and Change in Reserve.............   1,719.9     2.2    1,682.1    17.9     1,426.7
Deferral of Policy Acquisition Costs.......    (209.1)   14.3     (182.9)   28.8      (142.0)
Amortization of Deferred Policy Acquisition
 Costs.....................................      89.5    20.0       74.6     8.4        68.8
Other Operating Expenses...................     781.7     1.0      774.2    17.5       659.0
                                             --------           --------            --------
Total Benefits and Expenses................   2,382.0     1.4    2,348.0    16.7     2,012.5
                                             --------           --------            --------
Income Before Federal Income Taxes and
 Net Realized Investment Gains and Losses..  $  289.9    30.2   $  222.6    (7.3)   $  240.1
                                             ========           ========            ========

   The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business.

 Individual Disability

   New annualized sales in the individual disability income line of business were $124.1 million in 1999 and $136.6 million in 1998. As discussed in the "Employee Benefits Segment Operating Results," several factors contributed to the decrease in sales, including rate increases, turnover in the sales force, and merger-related activities. However, the persistency of existing individual disability income business continued to be favorable during 1999. Management expects that premium income in the individual disability income line will grow on a year-over-year basis as the product transition produces increasing levels of new sales of individual disability products and as a result of the sales initiatives discussed under "Employee Benefits Segment Operating Results."

   Income in the individual disability income line of business increased to $256.7 million in 1999 from $190.0 million in 1998. As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," in the second quarter of 1999 the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased individual disability income by $38.9 million in 1999.

   This line reported an increase in the benefit ratio in 1999 compared to 1998. The 1999 claim resolution rate compares unfavorably with 1998, but has shown improvement throughout 1999. New claims for 1999 were fairly level with 1998. This line benefited from higher net investment income and a favorable operating expense ratio for 1999 as compared to 1998.

   Revenue for individual disability was $2,299.8 million in 1998 and $2,018.8 million in 1997. The growth in revenue in 1998 was driven primarily by the growth in premium income as well as net investment income. New annualized sales in the individual disability line of business were up 8.6 percent in 1998, rising to $136.6 million from $125.8 million in 1997.

   Income in the individual disability line of business decreased to $190.0 million in 1998 from $207.5 million in 1997. As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised individual disability claim resolution rates for the first, second, third, and fourth quarters of 1999 to be 90, 90, 85, and 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company was 89 percent in the first quarter, 90 percent in the second quarter, 93 percent in the third quarter, and 95 percent in the fourth quarter of 1999. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, income for the individual disability line of business would have been negatively impacted by $100.3 million in 1999. In addition, the excess of the actual 1999 experience over that assumed resulted in a positive effect on income of $25.6 million. The $100.3 million reserve increase in the Individual segment was not considered material from a capital adequacy position. See Note 7 of the "Notes to Consolidated Financial Statements" for further discussion.

 Individual Life and Long-term Care

   The individual long-term care line of business reported increased premium income for both 1999 and 1998 as compared to the previous year, primarily due to new sales growth. New annualized sales were $40.0 million for 1999, an increase of 70.2 percent over the $23.5 million reported in 1998. New annualized sales were $14.8 million in 1997. The Company expects the strong sales momentum in individual long-term care to continue.

   Income in the individual life and long-term care lines of business increased slightly to $33.2 million in 1999 from $32.6 million in 1998. The benefit ratio and operating expense ratio for individual life improved in 1999 as compared to 1998. The 1999 operating expense ratio for long-term care also compares favorably with 1998. Income in the individual life and long-term care lines of business was $32.6 million in 1997. The increase in premium income for 1998 was offset by a less favorable benefit ratio.

Voluntary Benefits Segment Operating Results

                                             Year Ended December 31
                                    --------------------------------------------
                                     1999    % Change   1998    % Change  1997
                                    -------  --------  -------  -------- -------
                                            (in millions of dollars)
Premium Income....................  $ 691.6     3.7 %  $ 666.7     6.4 % $ 626.6
Net Investment Income.............    106.6    12.4       94.8    12.2      84.5
Other Income......................      6.3   (29.2)       8.9    (5.3)      9.4
                                    -------            -------           -------
Total Revenue.....................    804.5     4.4      770.4     6.9     720.5
                                    -------            -------           -------
Benefits and Change in Reserve....    392.7     6.3      369.4     4.3     354.2
Deferral of Policy Acquisition
 Costs............................   (147.8)    1.4     (145.7)   14.5    (127.2)
Amortization of Deferred Policy
 Acquisition Costs................    113.0    13.7       99.4    13.2      87.8
Other Operating Expenses..........    309.6    (2.1)     316.2     7.0     295.6
                                    -------            -------           -------
Total Benefits and Expenses.......    667.5     4.4      639.3     4.7     610.4
                                    -------            -------           -------
Income Before Federal Income Taxes
 and Net Realized Investment Gains
 and Losses.......................  $ 137.0     4.5    $ 131.1    19.1   $ 110.1
                                    =======            =======           =======

   The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

   Revenue in the Voluntary Benefits segment increased to $804.5 million in 1999 from $770.4 million 1998. Sales growth and favorable persistency were the primary factors contributing to the increase in premium income. New annualized sales in this segment were $245.3 million in 1999, $233.8 million in 1998, and $253.5 million in 1997. Management continues its efforts to increase sales through the realignment of the sales organization and the enhancement of collaborative sales. However, these sales are not necessarily indicative of the levels that may be attained in the future.

   Income in the Voluntary Benefits segment in 1999 was $137.0 million versus $131.1 million in 1998. The increase in income for 1999 was primarily due to the increase in premium income in all of the product lines and an increase in investment income, partially offset by a slightly higher benefit ratio in the life and the accident, sickness, and disability product lines.

   Income for this segment increased for 1998 as compared with 1997, primarily due to additional investment income and a reduced benefit ratio in the accident, sickness, and disability product line, partially offset by an increase in interest credited and a higher benefit ratio in the cancer product line. The increase in investment income and interest credited is largely due to the assumption of work site marketed universal life insurance under reinsurance agreements entered into during 1998 and 1997. During 1998, management continued to implement organizational changes to focus on specific distribution channels to market Voluntary Benefits products.

Other Segment Operating Results

                                                          Year Ended December 31
                                               -----------------------------------------------
                                                 1999    % Change    1998   % Change    1997
                                               --------  --------  -------- --------  --------
                                                         (in millions of dollars)
Premium Income...............................  $  520.8    23.3 %  $  422.5   12.3 %  $  376.1
Net Investment Income........................     447.5   (17.1)      540.0  (23.3)      704.0
Other Income.................................      84.8   (18.2)      103.7  (40.1)      173.1
                                               --------            --------           --------
Total Revenue................................   1,053.1    (1.2)    1,066.2  (14.9)    1,253.2
Benefits and Expenses........................   1,267.4    31.3       965.5  (11.9)    1,096.0
                                               --------            --------           --------
Income (Loss) Before Federal Income Taxes and
 Net Realized Investment Gains and Losses....  $ (214.3)   N.M.    $  100.7  (35.9)   $  157.2
                                               ========            ========           ========

   The Other operating segment includes results from reinsurance pools and management and other products no longer actively marketed, including corporate-owned life insurance, group pension products, and individual annuities. It is expected that revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes. During 1999, the Company recognized a charge of $270.1 million in the Other segment related to its decision to exit the reinsurance operations.

 Reinsurance Pools and Management

   Premium income increased to $423.9 million in 1999 compared to $311.8 million in 1998 due primarily to increased participation in the Lloyd's of London syndicates. The reinsurance pools and management reported a loss of $279.7 million in 1999 compared to income of $10.0 million in 1998. Income in the reinsurance pools and management line decreased $270.1 million in 1999 due to the charges discussed below.

   During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off and recorded a first quarter charge of $74.1 million in the Other segment. During the first and second quarters of 1999, the Company recorded $27.0 million and $2.0 million, respectively, in the Corporate segment related to the write-off of goodwill.

   During the third quarter of 1999, the Company continued its efforts to sell its reinsurance management operations. No potential buyers expressed interest in acquiring the entire domestic and international reinsurance management operations. However, in October 1999, the Company entered into an agreement to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities.

   Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. The Company decided to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. During the third quarter of 1999, the Company recognized a charge of $193.3 million in the Other segment and $28.7 million in the Corporate segment related to the write-off of goodwill. An additional loss of $2.7 million was realized in the fourth quarter of 1999 upon completion of the transaction to reinsure the A&H and LTC risk participations. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the 1999 charges related to the reinsurance businesses.

   As discussed in the preceding "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased group long-term disability reinsurance income by $10.1 million in 1999.

   In the fourth quarter of 1998, the Company recorded a $2.4 million charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, 1999 income for the reinsurance pools and management line of business would have been negatively impacted by $2.4 million. See Note 7 of the "Notes to Consolidated Financial Statements" for further discussion.

   During the fourth quarter of 1997, certain reinsurance pools managed by the Company's reinsurance management operations received new claim information from ceding insurance enterprises about certain older pool years and completed an analysis of recent claims experience deterioration. As a result of these factors, certain pools strengthened claim reserves. The impact to the Company from these pool claim reserve increases was an $11.7 million reduction in other income and a $6.7 million increase in benefits to policyholders, reducing 1997 before-tax income by $18.4 million. The $11.7 million reduction in other income reflected lower profit commission levels in certain older pool years after the pool claim reserve strengthening. The $6.7 million increase in benefits to policyholders represented the amount of additional claim reserves the Company recognized as a result of its participation in the pools that strengthened claim reserves.

 Corporate-Owned Life

   Income from this line of business was $29.8 million in 1999, $27.9 million in 1998, and $19.4 million in 1997. The 1999 results reflect slightly higher premium income and wider spreads between interest earned and credited rates. The increase in 1998 was due to wider spreads between interest earned and credited rates and a decrease in commissions and operating expenses.

 Group Pension

   Income in the group pension line of business was $26.6 million in 1999, $23.2 million in 1998, and $111.6 million in 1997. In the fourth quarter of 1996, the Company closed the sale of certain of Unum's group tax-sheltered annuity businesses to affiliates of Lincoln National Corporation. The sale resulted in a deferred before-tax gain of which $72.6 million was recognized in income during 1997. Also contributing to the decrease in 1998 income was an $8.0 million reserve strengthening for group single premium annuities and a $1.9 million charge for guaranty fund assessments. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets.

 Individual Annuities

   In 1998, the Company closed the sale of Provident's in-force individual and tax-sheltered annuity business to affiliates of American General Corporation (American General). The sale was effected by reinsurance in the form of 100 percent coinsurance agreements. The in-force business sold consisted primarily of individual fixed annuities and tax-sheltered annuities. In addition, American General acquired a number of miscellaneous group pension lines of business sold in the 1970s and 1980s which were no longer actively marketed. The sale did not include Provident's block of guaranteed investment contracts or group single premium annuities, which will continue in a run-off mode. In consideration for the transfer of the approximately $2.4 billion of statutory reserves, American General paid the Company a ceding commission of approximately $58.0 million. The before-tax gain included in other income for 1998 was $12.2 million.

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

   In 1997, the Company transferred its dental business to another insurer. The dental block produced $39.2 million in premium income in 1997.

Corporate Segment Operating Results

   The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

   Revenue in the Corporate segment was $67.7 million in 1999, $31.7 million in 1998, and $29.6 million in 1997. As previously discussed under "Consolidated Operating Results," during 1999 the Company recorded refunds from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The interest on the refunds was $35.4 million and is included in 1999 revenue.

   The Corporate segment reported losses of $484.6 million in 1999, $125.5 million in 1998, and $71.7 million in 1997. Interest and debt expense was $137.8 million in 1999, $112.0 million in 1998, and $82.3 million in 1997. The amortization of goodwill was $82.6 million in 1999, $28.0 million in 1998, and $18.2 million in 1997. The Company recorded write-downs of goodwill of $57.7 million during 1999 related to its reinsurance operations. See previous discussions under "Consolidated Operating Results" and "Other Segment Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements."

   As discussed in "Accounting Policy Changes, Financial Statement Reclassifications, and Merger Expenses," during 1999 the Company recognized $310.6 million of before-tax expenses related to the merger and the early retirement offer to employees. These expenses are as follows (in millions):

      Employee related expense......................................... $ 77.7
      Exit activities related to duplicate facilities/asset
       abandonments....................................................   67.4
      Investment banking, legal, and accounting fees...................   39.6
                                                                        ------
      Subtotal.........................................................  184.7
      Expense related to the early retirement offer to employees.......  125.9
                                                                        ------
      Subtotal.........................................................  310.6
      Income tax benefit...............................................   89.2
                                                                        ------
      Total............................................................ $221.4
                                                                        ======

   Employee related expense consists of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who are involuntarily terminated. Severance benefits and change in control costs are $60.2 million, and costs associated with the vesting of restricted stock are $17.5 million. The Company estimates that in total approximately 1,615 positions will be eliminated over a twelve month period beginning June 30, 1999, 215 positions higher than the original estimate of 1,400. Approximately 1,000 of these positions will be eliminated through the early retirement offer. As of December 31, 1999, approximately 800 and 580 positions had been eliminated as a result of the early retirement offer and involuntary terminations, respectively, and $26.5 million of the estimated $60.2 million had been paid for severance benefits and change in control costs.

   Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of December 31, 1999, $3.7 million of this estimated liability had been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $41.8 million during 1999.

Approximately $27.7 million of assets were abandoned and removed from service on the date the merger was consummated. Of the remaining $14.1 million of identified abandonments, $13.2 million were abandoned and removed from service during the last half of 1999.

   Of the $39.6 million of investment banking, legal, and accounting fees, $39.1 million was paid in 1999.

   These expenses are $77.6 million higher on a before-tax basis than the estimated expenses disclosed in the Joint Proxy Statement/Prospectus of Unum and Provident dated June 2, 1999. This increase results from approximately 350 more employees than estimated accepting the early retirement offer, approximately 215 additional positions which will be eliminated during the twelve month post-merger period, additional change in control costs of $27.4 million, and the identification of additional software redundancies.

   In addition to the expenses described above, in 1999, the Company expensed $24.7 million of other incremental costs associated with the merger, $21.8 million of which are included in the Corporate segment. These expenses consist primarily of compensation, training, integration, and licensing costs.

   The financial statements do not reflect any benefit expected from revenue enhancements or derived from potential cost savings related to the merger. Although management anticipates revenue enhancements and costs savings will result from the merger, there can be no assurance that these items will be achieved. Economies of scale, the elimination of duplicative expenditures, and the consistent use of the best practices of Provident and Unum are expected to enable the Company to achieve annual cost savings of approximately $130 million in 2000. During 1999, the Company realized approximately $55 million of cost savings.

Investments

   Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset durations with related expected liability durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. See Note 4 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's investments.

   During 1999, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments. This program was approximately 81 percent complete as of December 31, 1999, with total completion expected in the first half of 2000. Management believes this strategy will reduce its vulnerability to interest rate risk in the future and anticipates that, as a result, investment income may increase on an annualized basis approximately $40 million.

   The following table provides the distribution of invested assets for the years indicated.

                                                                   December 31
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
      Investment-Grade Fixed Maturity Securities..................  76.1%  79.5%
      Below-Investment-Grade Fixed Maturity Securities............   8.1    5.3
      Equity Securities...........................................   0.2    0.1
      Mortgage Loans..............................................   4.8    4.9
      Real Estate.................................................   0.8    1.1
      Policy Loans................................................   8.7    8.2
      Other Invested Assets.......................................   1.3    0.9
                                                                   -----  -----
        Total..................................................... 100.0% 100.0%
                                                                   =====  =====

 Fixed Maturity Securities

   The Company's investment in mortgage-backed securities was approximately $3.1 billion and $2.1 billion on an amortized cost basis at December 31, 1999 and 1998, respectively. At December 31, 1999, the mortgage-backed securities had an average life of 11.1 years and effective duration of 10.1 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

   The Company's exposure to below-investment-grade fixed maturity securities at December 31, 1999, was $2,147.4 million, representing 8.1 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,452.6 million at December 31, 1998, representing 5.3 percent of invested assets.

 Mortgage Loans and Real Estate

   The Company's mortgage loan portfolio was $1,278.1 million and $1,321.2 million at December 31, 1999, and 1998, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes allowances for probable mortgage loan losses based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

   The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity remained low in 1999 and 1998, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future.

   At December 31, 1999 and 1998, impaired loans totaled $18.1 million and $20.7 million, respectively. Included in the impaired loans at December 31, 1999 were $6.6 million of loans which had a related, specific allowance for probable losses of $2.4 million and $11.5 million of loans which had no related, specific allowance for probable losses. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

   Restructured mortgage loans totaled $8.7 million at December 31, 1999, compared to $14.5 million at December 31, 1998, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the years ended December 31, 1999, 1998, and 1997.

   Real estate was $211.2 million and $309.8 million at December 31, 1999 and 1998, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $79.4 million and $15.6 million at December 31, 1999 and 1998, respectively.

   Allowances for probable losses on mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. The allowance for probable losses on mortgage loans and real estate was $32.9 million and $37.8 million, respectively, at December 31, 1999. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

 Other

   The Company's exposure to non-current investments totaled $20.6 million at December 31, 1999, or 0.1 percent of invested assets. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

   The Company utilizes interest rate futures contracts, forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. See Note 5 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's derivative financial instruments.

Liquidity and Capital Resources

   The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,566.7 million for the year ended December 31, 1999, as compared to $1,719.3 million and $1,332.9 million for the comparable periods of 1998 and 1997, respectively.

   The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements, excluding the strain placed on capital as a result of the charges recorded in connection with the merger. As a result of the effect on capital during 1999 of the merger related charges, the Company raised approximately $500 million through the debt markets during the fourth quarter of 1999 by securing $200 million of one-year bank debt and by issuing commercial paper. The Company is exploring alternative financing sources to further increase its financial flexibility. The Company intends to file a shelf registration during the first half of 2000 in order to provide funding flexibility through the issuance of debt and equity securities. Any funding will be used to refinance short-term debt on a long-term basis and to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity. For all of 1999, the Company raised approximately $700 million of capital in the debt markets.

   The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders and to pay its expenses. These payments by the Company's insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 1999, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 1999 of 8.10 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 1999 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the state of domicile.

   Restrictions under applicable insurance laws limit the amount of dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance subsidiaries domiciled or commercially domiciled in the United States, generally prior approval is necessary for any amount that exceeds the greater of: (i) ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end; or (ii) the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year.

   The payment of dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory unassigned surplus. The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Based on these restrictions under current law:

  . in 1999, $303.3 million was available for the payment of dividends to the Company from its domestic insurance subsidiaries, and approximately $20.0 million was available for the payment of dividends from Unum Limited, and

  . in 2000, $267.6 million will be available for the payment of dividends to the Company from its domestic insurance subsidiaries, and approximately $24.9 million will be available for the payment of dividends from Unum Limited.

   The ability of the Company to continue to receive dividends from its insurance subsidiaries without regulatory approval will be dependent upon the level of earnings of its insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that will be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support the ratings desired by the Company. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

   In March 1997, the Company consummated the acquisition of Paul Revere, which was financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, and its affiliates, common equity issuance and cash to Paul Revere stockholders, debt, and internally generated funds. The debt financing was provided through an $800.0 million revolving bank credit facility with various domestic and international banks. The revolving bank credit facility was established in 1996 to provide partial financing for the purchase of Paul Revere and GENEX Services, Inc., to refinance the existing bank term notes of $200.0 million, and for general corporate uses. At December 31, 1997, outstanding borrowings under the revolving bank credit facility were $725.0 million. The revolving bank credit facility was repaid on February 24, 1998. The Company also redeemed its outstanding 8.10% cumulative preferred stock, which had an aggregate value of $156.2 million, on February 24, 1998. The debt repayment and preferred stock redemption were funded through short-term borrowing.

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

   Cash flow requirements are also supported by a $500.0 million revolving credit facility which expires October 31, 2000 and a $500.0 million revolving credit facility which expires October 1, 2001. The Company's commercial paper program, which was increased to $1.0 billion during 1999, is supported by the revolving credit facilities and is available for general liquidity needs, capital expansion, and acquisitions. The revolving credit facilities contain certain covenants that, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

   In April 1998, the Company entered into a $150.0 million five-year revolving credit facility and a $150.0 million 364-day revolving credit facility with various domestic and international banks. The purpose of these two facilities was for general corporate uses. These two facilities terminated in June 1999 with the close of the merger.

   On December 15, 1998, the Company issued $250.0 million of senior notes, which mature in 2028, under an omnibus shelf registration with the Securities and Exchange Commission, which became effective August 2, 1996. The Company used the proceeds to repay short-term debt and for general corporate purposes. The shelf registration relates to $500.0 million of securities (including debt securities, preferred stock, common stock, and other securities). On August 15, 1996, the Company established a $250.0 million medium-term note program under the shelf registration.

   In 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June 1999, due in June 2000. The notes had an interest rate of
6.12 percent at December 31, 1999.

   At December 31, 1999, the Company had short-term and long-term debt totaling $1,075.0 million and $1,166.5 million, respectively. At December 31, 1999, approximately $396.0 million was available for additional financing under the existing revolving credit facilities. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer-term securities.

   In the fourth quarter of 1998, the Company rescinded its stock repurchase program as a result of the pending merger. During 1998 and 1997, the Company acquired approximately 1.4 million and 7.1 million shares, respectively, of its common stock in the open market at an aggregate cost of $72.7 million and $286.7 million, respectively.

Ratings

   Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's), Duff & Phelps Credit Rating Company (Duff & Phelps), and A.M. Best Company (AM
Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

   The rating agencies reviewed and, in some instances, revised their ratings to reflect the completion of the merger. During the fourth quarter of 1999, Moody's placed the ratings on review for possible downgrade and subsequently lowered the ratings by one notch, S&P placed its ratings on CreditWatch with negative implications, and AM Best placed a negative rating outlook on its current ratings. Duff & Phelps removed all ratings of the Company from its previous Rating Watch-Up status and reaffirmed the ratings at their current levels.

   On February 1, 2000, S&P removed the CreditWatch, reaffirmed the financial strength ratings, and lowered the debt ratings by one notch. Should additional downgrades occur, the Company does not expect that sales will be materially impacted. The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

                                    S&P            Moody's          Duff & Phelps     AM Best
                                    ---            -------          -------------     -------
-----------------------------------------------------------------------------------------------
 UnumProvident Corporation
-----------------------------------------------------------------------------------------------
  Senior Debt                    A- (Strong)      A3 (Upper               A-         Not Rated
                                                 Medium Grade)    (Investment Grade)
-----------------------------------------------------------------------------------------------
  Junior Subordinated Debt       BBB (Good)          Baa1                BBB+        Not Rated
                                                (Medium Grade)    (Investment Grade)
-----------------------------------------------------------------------------------------------
  Commercial Paper               A-2 (Good)        Prime-2            Not Rated      Not Rated
                                               (Strong Ability)
-----------------------------------------------------------------------------------------------
 U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------
  Provident Life & Accident         AA-            A1 (Good          AA-(Secure/        A+
                                (Very Strong) Financial Security)  Investment Grade) (Superior)
-----------------------------------------------------------------------------------------------
  Provident Life & Casualty      Not Rated        Not Rated           Not Rated         A+
                                                                                     (Superior)
-----------------------------------------------------------------------------------------------
  Provident National Assurance   Not Rated         A1 (Good          AA-(Secure/        A+
                                              Financial Security)  Investment Grade) (Superior)
-----------------------------------------------------------------------------------------------
  Unum Life of America              AA-            A1 (Good           Not Rated         A+
                                (Very Strong) Financial Security)                    (Superior)
-----------------------------------------------------------------------------------------------
  First Unum Life                   AA-            A1 (Good           Not Rated         A+
                                (Very Strong) Financial Security)                    (Superior)
-----------------------------------------------------------------------------------------------
  Colonial Life & Accident          AA-            A1 (Good           Not Rated         A+
                                (Very Strong) Financial Security)                    (Superior)
-----------------------------------------------------------------------------------------------
  Paul Revere Life                  AA-            A1 (Good          AA-(Secure/        A+
                                (Very Strong) Financial Security)  Investment Grade) (Superior)
-----------------------------------------------------------------------------------------------
  Paul Revere Variable              AA-            A1 (Good           Not Rated         A+
                                (Very Strong) Financial Security)                    (Superior)
-----------------------------------------------------------------------------------------------
  Paul Revere Protective            AA-            A1 (Good           Not Rated         A+
                                (Very Strong) Financial Security)                    (Superior)


Year 2000 Date Conversion

   As are many other businesses in this country and abroad, the Company is affected in numerous ways, both by its own computer information systems and by third parties with which it has business relationships, in the processing of date data relating to the year 2000 and beyond. Failure to have adequately addressed and substantially resolved year 2000 issues could have had, and as to mission critical systems in certain circumstances would have had, a material adverse effect on the Company's business, results of operations, or financial condition. While there can be no assurance as to its long-term success, the Company completed a project which was intended and designed to avoid and/or mitigate any such material adverse effect from year 2000 issues. The Company's program for the year 2000 was organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing, and deployment. The program continues to monitor systems for year 2000 issues, including the ability to properly handle the dates of

February 29, March 31, June 30, October 10, and December 31, 2000 and February 28 and December 31, 2001. To date, no material issues have been identified.

   There are numerous instances in which third parties having a relationship with the Company had and may continue to have year 2000 issues to address and resolve. These include, among others, vendors of hardware and software, holders of group insurance policies, issuers of investment securities, financial institutions, governmental agencies, and suppliers. An aspect of the Company's year 2000 program was to assess its critical external dependencies and, as part of its due diligence efforts, to contact certain third parties seeking written assurance as to their expectancy to be year 2000 compliant. The nature of the Company's follow up to its written requests to third parties depended upon its assessment of the response and of the materiality of the effect of non-compliance by the third party on the Company. In some instances the Company performed site visits to certain third party businesses and tested their systems for compliance. In addition, the Company tested external electronic interfaces with certain critical business partners. The Company implemented contingency plans to alleviate the potential business impact of third parties not being year 2000 compliant. To date, no significant issues from critical external dependencies have been identified; however, there can be no guarantee that the computer systems of these third parties will continue to be year 2000 trouble free. As a result, the Company will continue to monitor these dependencies for year 2000 problems.

   The effort of internal business and systems personnel devoted to the project has been considerable. Temporary personnel and subject matter consultants were utilized, when appropriate, to assist full time personnel in some phases or aspects of the project. The Company utilized compensation programs to retain project personnel in order to keep the project on schedule. While the project required systems management to more closely scrutinize the prioritization of information technology projects, it is not believed that any deferral of information technology projects has had a material impact on the Company. The Company also had occasional contact with certain peer companies comparing approaches to year 2000 issues. Monitoring for and responding to year 2000 issues is now an integral part of the regular assignments of systems personnel.

   Although there was a broad range of possibilities that could have occurred in connection with non-compliance with year 2000 that might have affected the Company, particularly as a consequence of third parties, the Company experienced no material problems before, on, or after January 2, 2000. Consequently, the Company has not experienced any material adverse impact on its business, results of operations, or financial condition from year 2000 issues. With regard to any subsequent non-compliance resulting from the Company's systems, which the Company believes to be less likely than that resulting from third parties, the Company will provide adequate financial and personnel resources to remediate the problem as soon as possible. With regard to non-compliance resulting from third party failure, the Company has appropriate contingency arrangements that will minimize such impact; however, given the range of possibilities, no assurance can be given that the Company's efforts will be successful. In addition, the Company developed detailed plans for activities for managing the year-end rollover period. This included plans for appropriate backup of data, year-end processing schedules, limiting installations of new code, and the availability of special response teams tasked with identifying and resolving any issues which might occur during the rollover period. These teams included both information technology and business professionals. The rollover was conducted with no material issues arising.

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

   Since inception of the project, the Company has expensed approximately $32.2 million through December 31, 1999, in connection with incremental cost of the year 2000 project and estimates an additional $1.0 million of expense during 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. The following discussion regarding the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating the Company's overall market risk from the information presented below, as actual results may differ. The Company employs various derivative programs to manage these material market risks. See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

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

   Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders' equity related to financial and derivative instruments was estimated to be $0.7 billion and $0.6 billion at December 31, 1999 and 1998, respectively. The fair values of those assets currently reported in the consolidated statements of financial condition at amortized cost or at the unpaid balance, namely mortgage loans, held-to-maturity securities, and policy loans, would decrease by approximately $80 million, $40 million, and $200 million, respectively, at December 31, 1999 and by approximately $70 million, $40 million, and $180 million, respectively, at December 31, 1998. Assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company's long-term debt and company-obligated mandatorily redeemable preferred securities would increase approximately $100 million and $30 million, respectively, at December 31, 1999 and approximately $140 million and $50 million, respectively, at December 31, 1998.

   The effect of a change in interest rates on asset prices was determined using a matrix pricing system whereby all securities are priced with the resulting market rates and spreads assuming a change of 100 basis points. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values of long-term debt and company-obligated mandatorily redeemable preferred securities were determined using discounted cash flows analyses. Because the Company actively manages its investments and liabilities, actual changes could be less than those estimated above.

 Foreign Currency Risk

   The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities dominated in those local currencies. Foreign operations represented 8.9 percent and 8.3 percent of total assets at December 31, 1999 and 1998, respectively, and 9.4 percent and 8.6 percent of total revenue for 1999 and 1998, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 1999 level, year end 1999 stockholders' equity would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries

   We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of the former Unum Corporation which statements reflect total assets constituting 39% in 1998, and total revenues constituting 54% in 1998 and 1997 of the related consolidated totals. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to data included for the former Unum Corporation, is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 after giving retroactive effect to the merger of Unum Corporation, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 9, 2000, except for Note 17,
for which the date is March 7, 2000

           REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries

   In our opinion, the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of the former Unum Corporation and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Portland, Maine
February 2, 1999

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 December 31
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
                                                               (in millions of
                                                                  dollars)
Assets
Investments
 Fixed Maturity Securities
  Available-for-Sale--at fair value (amortized cost:
   $22,142.4; $20,581.6).................................... $22,033.2 $22,732.2
  Held-to-Maturity--at amortized cost (fair value: $318.8;
   $352.5)..................................................     323.5     307.0
 Equity Securities--at fair value (cost: $15.9; $24.0)......      38.4      33.1
 Mortgage Loans.............................................   1,278.1   1,321.2
 Real Estate................................................     211.2     309.8
 Policy Loans...............................................   2,316.9   2,227.2
 Other Long-term Investments................................      26.5      10.4
 Short-term Investments.....................................     321.5     245.1
                                                             --------- ---------
Total Investments...........................................  26,549.3  27,186.0

Other Assets
 Cash and Bank Deposits.....................................     292.4     111.2
 Premiums Receivable........................................     764.7     570.1
 Reinsurance Receivable.....................................   4,741.2   4,871.0
 Deposit Assets.............................................     616.6     729.7
 Accrued Investment Income..................................     543.6     502.5
 Deferred Policy Acquisition Costs..........................   2,391.2   2,060.5
 Value of Business Acquired.................................     534.1     570.5
 Goodwill...................................................     706.4     814.7
 Property and Equipment--at cost less accumulated
  depreciation..............................................     399.7     367.8
 Miscellaneous..............................................     449.2     405.2
 Separate Account Assets....................................     459.1     413.0
                                                             --------- ---------
Total Assets................................................ $38,447.5 $38,602.2
                                                             ========= =========


                  See notes to consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                                                              December 31
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in millions of
                                                               dollars)
Liabilities and Stockholders' Equity

Liabilities
 Policy and Contract Benefits............................ $ 1,722.1  $ 1,384.9
 Reserves for Future Policy and Contract Benefits........  23,339.1   22,130.3
 Unearned Premiums.......................................     380.6      360.4
 Other Policyholders' Funds..............................   3,521.8    4,102.7
 Federal Income Tax
  Current................................................      33.3      105.8
  Deferred...............................................     238.3      864.0
 Short-term Debt.........................................   1,075.0      323.7
 Long-term Debt..........................................   1,166.5    1,225.2
 Other Liabilities.......................................   1,229.5    1,246.0
 Separate Account Liabilities............................     459.1      413.0
                                                          ---------  ---------
Total Liabilities........................................  33,165.3   32,156.0
                                                          ---------  ---------

Commitments and Contingent Liabilities--Note 17

Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company.............     300.0      300.0
                                                          ---------  ---------

Stockholders' Equity--Note 11
 Common Stock, $0.10 par
  Authorized: 725,000,000 shares
  Issued: 240,515,180 and 237,802,647 shares.............      24.1       23.8
 Additional Paid-in Capital..............................   1,028.6      959.2
 Accumulated Other Comprehensive Income (Loss)
  Net Unrealized Gains on Securities.....................      19.8      969.4
  Foreign Currency Translation Adjustment................     (38.7)     (54.7)
 Retained Earnings.......................................   3,957.6    4,279.2
 Treasury Stock--at cost: 176,295 shares.................      (9.2)      (9.2)
 Deferred Compensation...................................       --       (21.5)
                                                          ---------  ---------
Total Stockholders' Equity...............................   4,982.2    6,146.2
                                                          ---------  ---------
Total Liabilities and Stockholders' Equity............... $38,447.5  $38,602.2
                                                          =========  =========

                See notes to consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                   (in millions of dollars,
                                                      except share data)
Revenue
 Premium Income.................................. $6,843.2  $6,129.0  $5,293.1
 Net Investment Income...........................  2,059.7   2,035.4   2,015.7
 Net Realized Investment Gains...................     87.1      55.0      11.5
 Other Income....................................    339.6     299.9     357.0
                                                  --------  --------  --------
Total Revenue....................................  9,329.6   8,519.3   7,677.3
                                                  --------  --------  --------
Benefits and Expenses
 Policyholder Benefits...........................  6,787.6   5,449.7   4,856.1
 Commissions.....................................    913.6     826.5     716.2
 Interest and Debt Expense.......................    137.8     119.9      84.9
 Deferral of Policy Acquisition Costs............   (809.3)   (703.3)   (537.3)
 Amortization of Deferred Policy Acquisition
  Costs..........................................    474.8     377.5     301.3
 Amortization of Value of Business Acquired and
  Goodwill.......................................    120.9      66.6      52.7
 Other Operating Expenses........................  1,869.7   1,462.2   1,286.7
                                                  --------  --------  --------
Total Benefits and Expenses......................  9,495.1   7,599.1   6,760.6
                                                  --------  --------  --------

Income (Loss) Before Federal Income Taxes........   (165.5)    920.2     916.7

Federal Income Taxes (Credit)
 Current.........................................    141.2     128.3     192.3
 Deferred........................................   (123.8)    174.5     106.8
                                                  --------  --------  --------
Total Federal Income Taxes.......................     17.4     302.8     299.1
                                                  --------  --------  --------
Net Income (Loss)................................ $ (182.9) $  617.4  $  617.6
                                                  ========  ========  ========
Net Income (Loss) Per Common Share
 Basic........................................... $  (0.77) $   2.60  $   2.62
 Assuming Dilution............................... $  (0.77) $   2.54  $   2.57

                See notes to consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated
                                           Additional     Other
                         Preferred Common   Paid-in   Comprehensive Retained  Treasury   Deferred
                           Stock   Stock    Capital   Income (Loss) Earnings   Stock   Compensation   Total
                         --------- ------  ---------- ------------- --------  -------- ------------ ---------
                                                      (in millions of dollars)
Balance at December 31,
 1996...................  $156.2   $10.5    $  367.7     $166.8     $3,311.1   $ --       $(10.6)   $ 4,001.7
Comprehensive Income
 Net Income.............                                               617.6                            617.6
 Change in Net
  Unrealized Gains on
  Securities (net of tax
  expense of $351.0)....                                  662.5                                         662.5
 Change in Foreign
  Currency Translation
  Adjustment (net of tax
  credit of $7.8).......                                  (30.3)                                        (30.3)
                                                                                                    ---------
Total Comprehensive
 Income.................                                                                              1,249.8
                                                                                                    ---------
Shares Issued for the
 Acquisition of
 Business...............             1.5       736.0                                                    737.5
Two-for-One Stock
 Split..................            11.9       (11.9)                                                     --
Common Stock Activity...            (0.2)     (137.0)                                       (5.2)      (142.4)
Treasury Stock
 Acquired...............                                                        (1.5)                    (1.5)
Dividends to
 Stockholders...........                                              (131.0)                          (131.0)
                          ------   -----    --------     ------     --------   -----      ------    ---------
Balance at December 31,
 1997...................   156.2    23.7       954.8      799.0      3,797.7    (1.5)      (15.8)     5,714.1
Comprehensive Income
 Net Income.............                                               617.4                            617.4
 Change in Net
  Unrealized Gains on
  Securities (net of tax
  expense of $67.2).....                                  133.7                                         133.7
 Change in Foreign
  Currency Translation
  Adjustment (net of tax
  credit of $7.8).......                                  (18.0)                                        (18.0)
                                                                                                    ---------
Total Comprehensive
 Income.................                                                                                733.1
                                                                                                    ---------
Preferred Stock
 Redeemed...............  (156.2)                                                                      (156.2)
Common Stock Activity...             0.1         4.4                                        (5.7)        (1.2)
Treasury Stock
 Acquired...............                                                        (7.7)                    (7.7)
Dividends to
 Stockholders...........                                              (135.9)                          (135.9)
                          ------   -----    --------     ------     --------   -----      ------    ---------
Balance at December 31,
 1998...................     --     23.8       959.2      914.7      4,279.2    (9.2)      (21.5)     6,146.2
Comprehensive Loss
 Net Loss...............                                              (182.9)                          (182.9)
 Change in Net
  Unrealized Gains on
  Securities (net of tax
  credit of $519.5).....                                 (949.6)                                       (949.6)
 Change in Foreign
  Currency Translation
  Adjustment (net of tax
  expense of $11.6).....                                   16.0                                          16.0
                                                                                                    ---------
Total Comprehensive
 Loss...................                                                                             (1,116.5)
                                                                                                    ---------
Common Stock Activity...             0.3        69.4                                        21.5         91.2
Dividends to
 Stockholders...........                                              (138.7)                          (138.7)
                          ------   -----    --------     ------     --------   -----      ------    ---------
Balance at December 31,
 1999...................  $  --    $24.1    $1,028.6     $(18.9)    $3,957.6   $(9.2)     $  --     $ 4,982.2
                          ======   =====    ========     ======     ========   =====      ======    =========

                See notes to consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                 (in millions of dollars)
Cash Flows from Operating Activities
 Net Income (Loss)............................ $  (182.9) $   617.4  $   617.6
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities
  Policy Acquisition Costs Capitalized........    (809.3)    (703.3)    (537.3)
  Amortization of Policy Acquisition Costs....     474.8      377.5      301.3
  Amortization of Value of Business Acquired
   and Goodwill...............................     120.9       66.6       52.7
  Depreciation................................      58.0       47.9       45.3
  Net Realized Investment Gains...............     (87.1)     (55.0)     (11.5)
  Reinsurance Receivable......................     130.1      (48.9)    (233.1)
  Insurance Reserves and Liabilities..........   2,391.1    1,475.4    1,322.4
  Federal Income Taxes........................    (189.9)     211.5       76.3
  Other.......................................    (339.0)    (269.8)    (300.8)
                                               ---------  ---------  ---------
Net Cash Provided by Operating Activities.....   1,566.7    1,719.3    1,332.9
                                               ---------  ---------  ---------
Cash Flows from Investing Activities
 Proceeds from Sales of Investments
  Available-for-Sale Securities...............   3,773.9    2,117.3    2,524.7
 Proceeds from Maturities of Investments
  Available-for-Sale Securities...............   1,023.8    1,513.1    1,628.2
  Held-to-Maturity Securities.................       0.3        0.5        1.1
 Proceeds from Sales and Maturities of Other
  Investments.................................     268.3      217.7      623.7
 Purchase of Investments
  Available-for-Sale Securities...............  (6,237.5)  (3,849.2)  (4,264.9)
  Held-to-Maturity Securities.................     (22.2)      (1.9)     (23.4)
  Other Investments...........................    (209.1)    (532.7)    (410.7)
 Net (Purchases) Sales of Short-term
  Investments.................................     (76.8)     (67.9)     403.8
 Acquisition of Business......................       --         --      (860.3)
 Disposition of Business......................       --        58.0        --
 Other........................................     (75.3)     (73.3)     (45.3)
                                               ---------  ---------  ---------
Net Cash Used by Investing Activities.........  (1,554.6)    (618.4)    (423.1)
                                               ---------  ---------  ---------

                See notes to consolidated financial statements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                                                   Year Ended December 31
                                                 -----------------------------
                                                  1999      1998       1997
                                                 -------  ---------  ---------
                                                  (in millions of dollars)
Cash Flows from Financing Activities
 Deposits to Policyholder Accounts..............   175.1      184.3      813.8
 Maturities and Benefit Payments from
  Policyholder Accounts.........................  (613.0)  (1,250.7)  (2,409.1)
 Net Short-term Debt Borrowings (Repayments)....   692.6      (74.5)     140.1
 Issuance of Long-term Debt.....................     --       900.0      893.3
 Long-term Debt Repayments......................     --      (793.1)    (347.6)
 Issuance of Company-Obligated Mandatorily
  Redeemable Preferred Securities...............     --       300.0        --
 Redemption of Preferred Stock..................     --      (156.2)       --
 Issuance of Common Stock.......................    69.7       11.9      389.8
 Dividends Paid to Stockholders.................  (138.9)    (139.1)    (139.2)
 Repurchase of Common Stock.....................     --       (72.7)    (286.7)
 Other..........................................   (18.6)       4.6       34.8
                                                 -------  ---------  ---------
Net Cash Provided (Used) by Financing
 Activities.....................................   166.9   (1,085.5)    (910.8)
                                                 -------  ---------  ---------

Effect of Foreign Exchange Rate Changes on
 Cash...........................................     2.2        1.3       (1.7)
                                                 -------  ---------  ---------

Net Increase (Decrease) in Cash and Bank
 Deposits.......................................   181.2       16.7       (2.7)
Cash and Bank Deposits at Beginning of Year.....   111.2       94.5       97.2
                                                 -------  ---------  ---------

Cash and Bank Deposits at End of Year........... $ 292.4  $   111.2  $    94.5
                                                 =======  =========  =========



                See notes to consolidated financial statements.

                  UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

   Basis of Presentation: On June 30, 1999, Unum Corporation (Unum) merged with and into Provident Companies, Inc. (Provident) under the name UnumProvident Corporation (the Company). The merger was accounted for as a pooling of interests. The historical financial results presented herein give effect to the merger as if it had been completed at the beginning of the earliest period presented.

   The Company values its available-for-sale fixed maturity and equity securities at fair value, with unrealized holding gains and losses reported as a component of comprehensive income (loss). Companies are required to also adjust deferred acquisition costs and/or certain policyholder liabilities to reflect the changes that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Prior to the merger, Unum adjusted policyholder liabilities and Provident adjusted deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for those products where these assets existed. To present financial information in a common reporting format, management has determined that the combined entity will adjust policyholder liabilities rather than DPAC and VOBA. Prior period financial statements have been restated to reflect this reclassification. The reclassification did not change other comprehensive income (loss), accumulated other comprehensive income
(loss), or fixed maturity and equity securities. The reclassification reflected in the December 31, 1998 consolidated statement of financial condition resulted in an increase of $329.7 million in DPAC, $1.5 million in VOBA, and, $331.2 million in reserves for future policy and contract benefits. Certain additional reclassification adjustments have been made to conform the companies' presentations in the consolidated financial statements.

   The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States
(GAAP). Such accounting principles differ from statutory accounting practices prescribed or permitted by state regulatory authorities (see Note 18). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries. Material intercompany transactions have been eliminated.

   Operations: The Company does business primarily in North America and operates principally in the life and health insurance business. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability. The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business. The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other operating segment includes results from products no longer actively marketed, including corporate-owned life insurance, group pension, health insurance, individual annuities, and reinsurance pools and management. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business. See Note 14 for further information on the operating segments.

   Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

   Investments: Investments are reported in the consolidated statements of financial condition as follows:

   Available-for-Sale Fixed Maturity Securities are reported at fair value.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Held-to-Maturity Fixed Maturity Securities are generally reported at amortized cost.

   Equity Securities are reported at fair value.

   Mortgage Loans are generally carried at amortized cost less an allowance for probable losses.

   Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $42.8 million and $48.5 million as of December 31, 1999 and 1998, respectively.

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

   Changes in the fair value of available-for-sale fixed maturity securities and equity securities are reported as other comprehensive income (loss). These amounts are net of deferred federal income taxes and valuation adjustments to reserves for future policy and contract benefits which would have been recorded had the related unrealized gains or losses on these securities been realized.

   Realized investment gains and losses, which are reported as a component of revenue in the consolidated statements of operations, are based upon specific identification of the investments sold and do not include amounts allocable to separate accounts. At the time a decline in the value of an investment is determined to be other than temporary, a loss is recorded which is included in realized investment gains and losses.

   The Company discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. The Company recognizes investment income on impaired loans when the income is received.

   Derivative Financial Instruments: Interest Rate Swap Agreements are agreements in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount. The underlying notional principal is not exchanged between the parties for agreements other than foreign currency swaps. The Company has certain forward interest rate swap agreements where the exchange of interest payments does not begin until a specified future date. The Company intends to settle the forward interest rate swap agreements prior to the commencement of the exchange of interest payment streams.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The fair values of interest rate swap agreements which hedge available-for-sale securities are reported in the consolidated statements of financial condition as a component of fixed maturity securities. The fair values of interest rate swap agreements which hedge liabilities are not reported in the consolidated statements of financial condition. Amounts to be paid or received pursuant to interest rate swap agreements are accrued and recognized in the consolidated statements of operations as an adjustment to net investment income for asset hedges or as an adjustment to policyholder benefits for liability hedges.

   The Company accounts for all of its interest rate swap agreements as hedges. Accordingly, for anticipated transaction hedges, any gains or losses realized on closed or terminated interest rate swap agreements are deferred and amortized to net investment income for asset hedges or policyholder benefits for liability hedges over the expected remaining life of the hedged item. The Company also uses interest rate swap agreements to hedge existing assets. The income payment streams generated by these swaps are recorded in the same manner as the hedged asset income payment streams.

   If the hedged item matures or terminates earlier than anticipated, the remaining unamortized gain or loss is amortized to net investment income or policyholder benefits in the current period. If the hedged asset is disposed, the remaining unamortized gain or loss is recognized as an adjustment to net realized investment gains and losses. Gains or losses realized on interest rate swap agreements which are terminated when the hedged assets are sold or which are terminated because the hedged anticipated transaction is no longer likely to occur are reported in the consolidated statements of operations as a component of net realized investment gains and losses.

   The Company regularly monitors the effectiveness of its hedging programs. In the event a hedge becomes ineffective, it is marked-to-market, resulting in a charge or credit to net investment income or policyholder benefits.

   Futures and Forwards Contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price. Changes in the market value of contracts are generally settled on a daily basis. The notional amounts of futures and forwards contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company intends to close out open positions prior to settlement. All of the Company's futures and forwards contracts are accounted for as hedges.

   The fair values of futures and forwards which hedge available-for-sale securities are reported in the consolidated statements of financial condition as a component of fixed maturity securities. The fair values of open futures and forwards which hedge liabilities are reported in the consolidated statements of financial condition as a component of other liabilities. Gains or losses realized on the termination of futures and forwards contracts are accounted for in the same manner as interest rate swap agreements.

   Option Contracts give the owner the right, but not the obligation, to buy or sell a financial instrument at an agreed-upon price on or before a specific date. The purchasing counterparty pays a premium to the selling counterparty for this right. The notional amounts of contracts represent the Company's involvement but not the future cash requirements, as the Company intends to close out contracts prior to the expiration date when the market price of the underlying financial instrument exceeds the option price or allow contracts to expire if the option price exceeds the market price. All of the Company's options contracts are accounted for as hedges. The book and fair values of options contracts are reported in the consolidated statements of financial condition in a manner similar to the underlying hedged item. Gains or losses on the termination of options contracts are accounted for in the same manner as interest rate swap agreements.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

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

   Deferred policy acquisition costs for the Lloyd's of London (Lloyd's) business are amortized proportionately over the period the premium is earned. Adjustments are made periodically to reflect actual experience for assumptions which deviate significantly compared to assumed experience.

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

   Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.55 percent to 7.60 percent. The accumulated amortization for value of business acquired was $133.2 million and $94.9 million as of December 31, 1999 and 1998, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

   Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years. The accumulated amortization for goodwill was $64.1 million and $63.8 million as of December 31, 1999 and 1998, respectively. The carrying amount of goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If estimated future undiscounted net cash flows expected to be generated from the operations to which the goodwill relates are less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Property and Equipment: Property and equipment is depreciated on the straight-line method over its estimated useful life. The accumulated depreciation for property and equipment was $376.1 million and $319.5 million as of December 31, 1999 and 1998, respectively.

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

   The Company follows the periodic method of accounting for its Lloyd's business in which premiums are recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur. Premiums for the Lloyd's business are based on participation in the individual syndicate underwriting years that generate premiums over a three year period of time. The Company has participated in the Lloyd's market for a number of years and uses its historical experience plus information obtained from its managing agents to estimate revenues, losses, expenses, and the related assets and liabilities. Additionally, an independent actuarial review of the syndicates' open reserves is performed annually, and management periodically reviews its estimates as information is received from the Lloyd's syndicates. Any resulting adjustments to the estimates are reflected in the current results.

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

   Policy and Contract Benefits Liabilities: Active life reserves for future policy and contract benefits on traditional life and accident and health products have been provided on the net level premium method. The reserves are calculated based upon assumptions as to interest, withdrawal, morbidity, and mortality that were appropriate at the date of issue. Withdrawal assumptions are based on actual Company experience. Morbidity and mortality assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

   Disabled lives reserves for future policy and contract benefits on disability policies are calculated based upon assumptions as to interest and claim termination rates that are currently appropriate. Claim termination rate assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by year of claim incurral and may include a provision for adverse deviation. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow similar timing and amount patterns to those of the anticipated liability payments.

   Reserves for future policy and contract benefits on group single premium annuities have been provided on a net single premium method. The reserves are calculated based upon assumptions as to interest, mortality, and

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by year of issue and include a provision for adverse deviation.

   The interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

                                                           December 31
                                                  -----------------------------
                                                       1999           1998
                                                  -------------- --------------
      Active Life Reserves--Current Year Issues
      Traditional Life..........................  6.75% to 8.75% 6.75% to 8.75%
      Individual Disability.....................  5.50% to 9.00% 6.00% to 9.00%
      Disabled Lives Reserves--Current Year
       Claims
      Individual Disability.....................  6.65% to 8.00% 5.50% to 8.00%
      Group Disability..........................  7.35% to 7.60% 7.40% to 8.95%
      Disabled Lives Reserves--Prior Year Claims
      Individual Disability.....................  6.65% to 8.00% 5.50% to 8.00%
      Group Disability..........................  7.35% to 7.60% 7.40% to 7.60%

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

   Liabilities for Restructuring Activities: Liabilities for restructuring activities are recorded when management, prior to the balance sheet date, commits to execute an exit plan that will result in the incurral of costs that have no future economic benefit or approves a plan of termination and communicates sufficient detail of the plan to employees. Liabilities for restructuring activities are included in other liabilities in the consolidated statements of financial condition.

   Federal Income Taxes: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

   Separate Accounts: The separate account amounts shown in the accompanying consolidated financial statements represent contributions by contract holders to variable-benefits and fixed-benefits pension plans. The contract purchase payments and the assets of the separate accounts are segregated from other Company funds for both investment and administrative purposes. Contract purchase payments received under variable annuity contracts are subject to deductions for sales and administrative fees. Also, the sponsoring companies of the separate accounts receive management fees which are based on the net asset values of the separate accounts.

   Translation of Foreign Currency: Revenues and expenses of the Company's foreign operations, principally Canada and the United Kingdom, are translated at average exchange rates. Assets and liabilities are

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income
(loss), net of deferred tax.

   Accounting for Participating Individual Life Insurance: Participating policies issued by the former Union Mutual Life Insurance Company (Union Mutual) prior to its conversion to a stock life insurance company in 1986 will remain participating as long as they remain in force. A Participation Fund Account (PFA) was established for the benefit of all of Union Mutual's individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The experience of the PFA and its operations have been excluded from the consolidated statements of operations. The PFA was $362.2 million and $371.1 million at December 31, 1999, and 1998, respectively, and represented approximately 0.9 percent and 1.0 percent of consolidated assets and 1.1 percent and 1.2 percent of consolidated liabilities for December 31, 1999 and 1998, respectively.

   Accounting for Stock-Based Compensation: The Company measures compensation cost for stock-based compensation under the expense recognition provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. Under this method, compensation cost is the excess, if any, of the quoted market price at grant date or other measurement date over the amount an employee must pay to acquire the stock.

   Changes in Accounting Principles: Effective January 1, 1999, the Company adopted the provisions of Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. SOP 97-3 provides guidance for determining when an entity should recognize a liability or an asset for insurance-related assessments and how to measure these items. The Company fully adopted the provisions of Statement of Position 98-1 (SOP 98-
1), Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, effective January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The effect of the adoptions of SOP 97-3 and SOP 98-1 on the Company's financial position and results of operations was immaterial.

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities

   In 1998, the FASB issued SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 specifies a special method of accounting for certain hedging transactions, prescribes the type of items and transactions that may be hedged, and provides the criteria which must be met in order to qualify for hedge accounting.

   The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as follows:

  Fair value hedge. Changes in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized in operating earnings.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

  Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income in stockholders' equity until the hedged item affects earnings. Any ineffective portion must be recognized in operating earnings at the same time the change in fair value is recognized on the statement of financial condition.

  Foreign currency exposures hedge. In a hedge of foreign currency exposures in a net investment in a foreign operation, to the extent the hedge is effective, the change in the fair value of the derivative is treated as a translation gain or loss and recognized in accumulated other comprehensive income offsetting other translation gains and losses arising in consolidation. Any ineffective portion must be recognized in operating earnings at the same time the change in fair value of the derivative is recognized on the statement of financial condition.

   For a derivative not designated as a hedging instrument, the gain or loss is recognized in operating earnings in the period of change.

   Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 was issued in June 1999. SFAS 137 defers for one year the effective date of SFAS 133. The Company plans to adopt the provisions of SFAS 133 effective January 1, 2001. At this time the Company has not determined the effects that adoption of SFAS 133 will have on its financial statements.

Statement of Position 98-7 (SOP 98-7), Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk

   In 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-7, which provides guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. The Company is required to adopt SOP 98-7 effective January 1, 2000. The adoption of SOP 98-7 is not expected to have a material impact on the Company's results of operations, liquidity, or financial position.


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

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   During the second and third quarter of 1999, the Company recognized expenses related to the merger and the early retirement offer to employees as follows (in millions):

      Employee related expense......................................... $ 77.7
      Exit activities related to duplicate facilities/asset
       abandonments....................................................   67.4
      Investment banking, legal, and accounting fees...................   39.6
                                                                        ------
      Subtotal.........................................................  184.7
      Expense related to the early retirement offer to employees.......  125.9
                                                                        ------
      Subtotal.........................................................  310.6
      Income tax benefit...............................................   89.2
                                                                        ------
      Total............................................................ $221.4
                                                                        ======

   Employee related expense consists of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist employees who have been involuntarily terminated. Severance benefits and change in control costs are $60.2 million, and costs associated with the vesting of restricted stock are $17.5 million. The Company estimates that in total approximately 1,615 positions will be eliminated over a twelve month period beginning June 30, 1999. Approximately 1,000 of these positions will be eliminated through the early retirement offer. As of December 31, 1999, approximately 800 and 580 positions have been eliminated as a result of the early retirement offer and involuntary terminations, respectively, and $26.5 million of the estimated $60.2 million has been paid for severance benefits and change in control costs.

   Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The Company currently expects to close approximately 90 duplicate field offices over a period of one year after June 30, 1999. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of December 31, 1999, $3.7 million of this estimated liability has been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned as a result of this merger. This abandonment resulted in a write-down of the assets' book values by approximately $41.8 million during 1999. Approximately $40.9 million of the $41.8 million of assets have been removed from service as of December 31, 1999. Of the $39.6 million of investment banking, legal, and accounting fees, $39.1 million has been paid in 1999.

   The expenses related to the merger reduced 1999 earnings $184.7 million before tax and $139.6 million after tax. The expense related to the early retirement offer reduced earnings $125.9 million before tax and $81.8 million after tax.

   Additionally during 1999, 0.5 million shares of outstanding restricted stock became unrestricted and stock options on 5.3 million shares became immediately exercisable effective with the merger, in accordance with Unum's and Provident's restricted stock and stock option plan provisions concerning a change in control. The expense related to restricted stock vesting has been included in merger related expenses. The Company applies Opinion 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost was recognized for stock option vesting.

   Generally, because of the effort and time involved, reviews and updates of assumptions related to benefit liabilities are periodically undertaken over time and are reflected in the calculation of benefit liabilities as

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES completed. Many factors influence assumptions underlying reserves, and considerable judgment is required to interpret current and historical experience underlying all of the assumptions and to assess the future factors that are likely to influence the ultimate cost of settling existing claims.

   Prior to the merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods were both in accordance with GAAP, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying those policies for similar products. Unum's former methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the Company. Accordingly, at June 30, 1999 the Company adopted Provident's method of calculating the discount rate for claim reserves.

   The discount rates affected by this change in Unum's methodology were as follows:

                                                                June 30, 1999
                                                                --------------
                                                                Current Former
                                                                 Rates  Rates
                                                                ------- ------
      Group Long-term Disability (North America)...............  6.75%   7.74%
      Group Long-term Disability and Individual Disability
       (United Kingdom)........................................  7.45%   8.80%
      Individual Disability (North America)....................  6.88%   7.37%

   The unpaid claim reserves for these disability lines as of June 30, 1999 were $5,318.3 million using the former method for determining reserve discount rates and $5,559.0 million using the current method. The impact on 1999 earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax during the second quarter.

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

   The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic and Canadian group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million, which reduced 1999 earnings $359.2 million before tax and $233.5 million after tax during the third quarter.

   The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported (IBNR) factors, and discount rates. These components and their effect on the reserve increase are summarized and discussed below (in millions).

      Claim termination rates........................................... $372.6
      Incurred but not reported factors.................................  101.4
      Discount rates.................................................... (114.8)
                                                                         ------
      Net change........................................................ $359.2
                                                                         ======

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

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

   The previous review of mortality performed by the Company did not indicate a need to change mortality assumptions. However, recent analysis indicates that the improved mortality trend is sustainable and that rehabilitation of afflicted individuals to return to work has been minimally successful to date. AIDS related disabilities are approximately 2 percent of the Company's total disability claims. In addition to the AIDS mortality trend, the recent review demonstrates that survival from other frequently fatal diseases such as cancer and heart disease has improved over recent periods and is now judged to be more permanent due to advances in medical sciences and treatments. While the treatment advances have lengthened life expectancies, they do not always result in the claimant being able to return to work; thus, the ultimate level of payments to be made on a disability claim increases. Of the total increase in benefit liabilities for revised mortality assumptions, $85.4 million is related to AIDS related disabilities and $92.4 million to cancer and other disabilities.

   The second component of the increase in benefit liabilities is the provision for claims incurred but not yet reported, which resulted in an increase in benefit liabilities of $101.4 million. This provision is an estimate of the outstanding liability related to claims that have been incurred by individual insureds as of the valuation date, but the claims have not yet been reported to the Company. This liability is affected by the estimate of the

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES number of outstanding claims. Because of the long elimination periods, generally 90 to 180 days or longer, the development of the factors must cover a period of sufficient length to mitigate the effects of random fluctuations and to establish the presence of trends. Recent trends indicate an increase in new claim rates which results in an increase in the estimate of outstanding claims. Another item affecting this liability is the estimate of the average cost of each outstanding claim. The lengthening of time a claimant receives monthly benefits resulting from the factors noted above also results in an increase in the estimate of the average cost of each claim.

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

   The updated assumptions will be reflected in new and renewal pricing actions, and a higher benefit ratio is expected over the next several quarters until the effect of pricing actions is reflected in premium income. Actual experience could fluctuate from these assumptions, and such fluctuations may have a material positive or negative effect on earnings.

   The results of operations for the separate companies and the combined amounts for the periods prior to the merger were as follows:

                                                        Year Ended December 31
                                       Six Months Ended ----------------------
                                        June 30, 1999      1998        1997
                                       ---------------- ----------- -----------
                                               (in millions of dollars)
Revenue
 Unum.................................     $2,557.8       $4,581.3    $4,124.1
 Provident............................      1,988.9        3,938.0     3,553.2
                                           --------       --------    --------
 Combined Revenue.....................     $4,546.7       $8,519.3    $7,677.3
                                           ========       ========    ========
Net Income (Loss)
 Unum.................................     $ (189.7)      $  363.4    $  370.3
 Provident............................         87.8          254.0       247.3
                                           --------       --------    --------
 Combined Net Income (Loss)...........     $ (101.9)      $  617.4    $  617.6
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

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Note 3--Fair Values of Financial Instruments

   The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                  December 31
                                    ------------------------------------------
                                           1999                  1998
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
                                           (in millions of dollars)
Assets
Fixed Maturity Securities:
 Available-for-Sale...............  $22,035.7  $22,035.7  $22,538.2  $22,538.2
 Derivatives Hedging Available-
  for-Sale........................       (2.5)      (2.5)     194.0      194.0
 Held-to-Maturity.................      323.5      318.8      307.0      352.5
Equity Securities.................       38.4       38.4       33.1       33.1
Mortgage Loans....................    1,278.1    1,281.2    1,321.2    1,443.0
Policy Loans......................    2,316.9    2,211.1    2,227.2    2,371.6
Short-term Investments............      321.5      321.5      245.1      245.1
Cash and Bank Deposits............      292.4      292.4      111.2      111.2
Deposit Assets....................      616.6      616.6      729.7      729.7

Liabilities
Policyholders' Funds:
 Deferred Annuity Products........    2,014.6    2,014.6    2,487.2    2,487.2
 Other............................      538.7      551.3      833.0      862.5
Short-term Debt...................    1,075.0    1,075.0      323.7      323.7
Long-term Debt....................    1,166.5    1,061.6    1,225.2    1,304.9
Company-Obligated Mandatorily
 Redeemable Preferred Securities..      300.0      268.5      300.0      312.4
Derivatives Hedging Liabilities...       (5.9)      (5.9)      (4.2)      (4.2)

   The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

   Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. See
Note 4 for the amortized cost and fair values of securities by security type and by maturity date.

   Equity Securities: Fair values for equity securities are based on quoted market prices.

   Mortgage Loans: Fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar mortgage loans to borrowers with similar credit ratings and maturities. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

   Policy Loans: Fair values for policy loans are estimated using discounted cash flow analyses, using interest rates currently being offered.

   Short-term Investments, Cash and Bank Deposits, and Deposit Assets: Carrying amounts for short-term investments, cash and bank deposits, and deposit assets approximate fair value.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Policyholders' Funds: The carrying amount for deferred annuity products approximate fair value. Other policyholders funds include GICs and supplementary contracts without life contingencies. Fair values for GICs are estimated using discounted cash flow calculations, based on current market interest rates available for similar contracts with maturities consistent with those remaining for the contracts being valued. The carrying amount for supplementary contracts without life contingencies approximates fair value.

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

   Long-term Debt and Company-Obligated Mandatorily Redeemable Preferred
Securities: Fair values for long-term debt and company-obligated mandatorily redeemable preferred securities were obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

   Derivatives: Fair values of derivative financial instruments are based on market quotes or pricing models and represent the net amount of cash the Company would have received or paid if the contracts had been settled or closed on December 31.

Note 4--Investments

 Securities

   The amortized cost and fair values of securities by security type are as follows:

                                                  December 31, 1999
                                      -----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                              (in millions of dollars)
Available-for-Sale Securities
 United States Government and
  Government Agencies and
  Authorities........................ $    73.8   $  2.8     $  1.0   $    75.6
 States, Municipalities, and
  Political Subdivisions.............     418.0      4.6        5.3       417.3
 Foreign Governments.................     833.6     95.7        1.0       928.3
 Public Utilities....................   3,593.0    107.2       80.8     3,619.4
 Mortgage-backed Securities..........   2,831.4     30.3       97.0     2,764.7
 All Other Corporate Bonds...........  14,265.3    411.2      607.6    14,068.9
 Redeemable Preferred Stocks.........     127.3     47.8       16.1       159.0
                                      ---------   ------     ------   ---------
  Total Fixed Maturity Securities....  22,142.4    699.6      808.8    22,033.2
 Equity Securities...................      15.9     23.4        0.9        38.4
                                      ---------   ------     ------   ---------
                                      $22,158.3   $723.0     $809.7   $22,071.6
                                      =========   ======     ======   =========
Held-to-Maturity Securities
 United States Government and
  Government Agencies and
  Authorities........................ $     7.2   $  0.6     $  --    $     7.8
 States, Municipalities, and
  Political Subdivisions.............       2.1      0.1        --          2.2
 Mortgage-backed Securities..........     298.0      2.7        7.5       293.2
 All Other Corporate Bonds...........      16.2      --         0.6        15.6
                                      ---------   ------     ------   ---------
                                      $   323.5   $  3.4     $  8.1   $   318.8
                                      =========   ======     ======   =========

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

                                                  December 31, 1998
                                      -----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                              (in millions of dollars)
Available-for-Sale Securities
 United States Government and
  Government Agencies and
  Authorities........................ $   248.2  $   75.3    $  --    $   323.5
 States, Municipalities, and
  Political Subdivisions.............   1,204.2      57.4       --      1,261.6
 Foreign Governments.................     868.3     203.4       0.1     1,071.6
 Public Utilities....................   3,814.5     447.1      19.4     4,242.2
 Mortgage-backed Securities..........   1,782.2     144.1       0.4     1,925.9
 All Other Corporate Bonds...........  12,517.8   1,361.7     135.3    13,744.2
 Redeemable Preferred Stocks.........     146.4      27.6      10.8       163.2
                                      ---------  --------    ------   ---------
  Total Fixed Maturity Securities....  20,581.6   2,316.6     166.0    22,732.2
 Equity Securities...................      24.0      10.6       1.5        33.1
                                      ---------  --------    ------   ---------
                                      $20,605.6  $2,327.2    $167.5   $22,765.3
                                      =========  ========    ======   =========
Held-to-Maturity Securities
 United States Government and
  Government Agencies and
  Authorities........................ $    13.5  $    3.9    $  --    $    17.4
 States, Municipalities, and
  Political Subdivisions.............       2.4       0.2       --          2.6
 Mortgage-backed Securities..........     276.1      35.4       --        311.5
 All Other Corporate Bonds...........      15.0       6.0       --         21.0
                                      ---------  --------    ------   ---------
                                      $   307.0  $   45.5    $  --    $   352.5
                                      =========  ========    ======   =========

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The amortized cost and fair values of fixed maturity securities by maturity date are shown below. The maturity dates have not been adjusted for possible calls or prepayments.

                                                          December 31, 1999
                                                       ------------------------
                                                                        Fair
                                                       Amortized Cost   Value
                                                       -------------- ---------
                                                       (in millions of dollars)
Available-for-Sale Securities
 1 year or less.......................................   $   251.3    $   253.4
 Over 1 year through 5 years..........................     2,503.5      2,556.6
 Over 5 years through 10 years........................     5,687.3      5,650.7
 Over 10 years........................................    10,868.9     10,807.8
                                                         ---------    ---------
                                                          19,311.0     19,268.5
 Mortgage-backed Securities...........................     2,831.4      2,764.7
                                                         ---------    ---------
                                                         $22,142.4    $22,033.2
                                                         =========    =========
Held-to-Maturity Securities
 1 year or less.......................................   $     0.9    $     0.9
 Over 1 year through 5 years..........................         1.3          1.3
 Over 5 years through 10 years........................         --           --
 Over 10 years........................................        23.3         23.4
                                                         ---------    ---------
                                                              25.5         25.6
 Mortgage-backed Securities...........................       298.0        293.2
                                                         ---------    ---------
                                                         $   323.5    $   318.8
                                                         =========    =========

   At December 31, 1999, the total investment in below-investment-grade fixed maturity securities (securities rated below Baa3 by Moody's Investors Service or an equivalent internal rating) was $2,147.4 million or 8.1 percent of invested assets. The amortized cost of these securities was $2,205.3 million.

   Deposit assets in the form of marketable securities held in trust are reported in other assets in the consolidated statements of financial condition. Unrealized gains (losses) on these securities were $(25.9) million and $211.6 million, respectively, at December 31, 1999 and 1998.

   Adjustments to reserves for future policy and contract benefits that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized as of December 31, 1999 and 1998, were $(123.1) million and $891.7 million, respectively.

   The components of the change in net unrealized gains on securities included in other comprehensive income (loss) are as follows:

                                                   Year Ended December 31
                                                  ---------------------------
                                                    1999      1998     1997
                                                  ---------  ------  --------
                                                  (in millions of dollars)
Change in Net Unrealized Gains Before
 Reclassification Adjustment..................... $(2,159.3) $244.6  $1,194.6
Reclassification Adjustment for Net Realized
 Investment Gains................................     (87.1)  (55.0)    (11.5)
Change in Unrealized Gains on Deposit Assets.....    (237.5)   83.9     127.8
Change in the Adjustment to Reserves for Future
 Policy and Contract Benefits....................   1,014.8   (72.6)   (297.4)
Change in Deferred Tax...........................     519.5   (67.2)   (351.0)
                                                  ---------  ------  --------
  Change in Net Unrealized Gains................. $  (949.6) $133.7  $  662.5
                                                  =========  ======  ========

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

 Mortgage Loans

   Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in mortgage loans considered to be impaired was $18.1 million and $20.7 million, respectively, at December 31, 1999 and 1998. Included in the December 31, 1999 amount of $18.1 million were loans of $6.6 million which had a related allowance for losses of $2.4 million and loans of $11.5 million which had no related allowance for losses. Included in the December 31, 1998 amount of $20.7 million were loans of $9.0 million which had a related allowance for losses of $2.4 million and loans of $11.7 million which had no related allowance for losses.

 Investment Valuation Allowances

   Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

                                         Balance at                      Balance
                                         Beginning                       at End
                                          of Year   Additions Deductions of Year
                                         ---------- --------- ---------- -------
                                                (in millions of dollars)
Year Ended December 31, 1997
 Mortgage Loans.........................   $38.7      $ 3.3     $ 7.1     $34.9
 Real Estate............................    36.3       10.6       6.2      40.7
                                           -----      -----     -----     -----
  Total.................................   $75.0      $13.9     $13.3     $75.6
                                           =====      =====     =====     =====
Year Ended December 31, 1998
 Mortgage Loans.........................   $34.9      $ 2.3     $ 4.4     $32.8
 Real Estate............................    40.7       10.5       --       51.2
                                           -----      -----     -----     -----
  Total.................................   $75.6      $12.8     $ 4.4     $84.0
                                           =====      =====     =====     =====
Year Ended December 31, 1999
 Mortgage Loans.........................   $32.8      $ 0.1     $ --      $32.9
 Real Estate............................    51.2        --       13.4      37.8
                                           -----      -----     -----     -----
  Total.................................   $84.0      $ 0.1     $13.4     $70.7
                                           =====      =====     =====     =====

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

 Net Investment Income

   Sources for net investment income are as follows:

                                                   Year Ended December 31
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                  (in millions of dollars)
Fixed Maturity Securities....................... $1,712.7  $1,708.4  $1,659.8
Equity Securities...............................      0.1       0.4       0.4
Mortgage Loans..................................    111.2     106.4     121.1
Real Estate.....................................     37.0      32.5      40.5
Policy Loans....................................    222.3     206.5     198.7
Other Long-term Investments.....................      6.8       9.8      27.3
Short-term Investments..........................     56.0      59.8      31.2
                                                 --------  --------  --------
 Gross Investment Income........................  2,146.1   2,123.8   2,079.0
Less Investment Expenses........................     63.0      64.3      38.9
Less Investment Income on PFA Assets............     23.4      24.1      24.4
                                                 --------  --------  --------
 Net Investment Income.......................... $2,059.7  $2,035.4  $2,015.7
                                                 ========  ========  ========


 Realized Investment Gains and Losses

   Realized investment gains (losses) are as follows:

                                                   Year Ended December 31
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                  (in millions of dollars)
Fixed Maturity Securities
 Gross Gains.................................... $   82.6  $   69.6  $   80.8
 Gross Losses...................................    (99.9)    (16.1)    (60.2)
Equity Securities...............................     25.8       4.2       0.6
Mortgage Loans, Real Estate, and Other Invested
 Assets.........................................     17.1      (4.5)     (6.5)
Deposit Assets..................................     61.4       1.4       --
Derivatives.....................................      0.1       0.4      (3.2)
                                                 --------  --------  --------
                                                 $   87.1  $   55.0  $   11.5
                                                 ========  ========  ========

Note 5--Derivative Financial Instruments

   The Company uses swaps, forwards, futures, and options to hedge interest rate and currency risks and to match assets with its insurance liabilities.

 Derivative Risks

   The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability.

   To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company's current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $12.5 million at December 31, 1999.

 Hedging Activity

   The table below summarizes by notional amounts the activity for each category of derivatives.

                                      Swaps
                         --------------------------------
                           Receive     Receive   Receive
                         Variable/Pay Fixed/Pay Fixed/Pay
                            Fixed       Fixed   Variable  Forwards Futures  Options   Total
                         ------------ --------- --------- -------- -------- -------- --------
                                               (in millions of dollars)
Balance at December 31,
 1996...................    $300.0     $  --    $  797.6   $  --   $  188.2 $    --  $1,285.8
 Acquisition of
  Business--Note 15.....       --         --         9.4    390.0       --       --     399.4
 Additions..............       --       168.3      420.0      --    1,399.8  2,034.5  4,022.6
 Terminations...........     300.0        --       114.6    250.0   1,144.5  1,625.0  3,434.1
                            ------     ------   --------   ------  -------- -------- --------
Balance at December 31,
 1997...................       --       168.3    1,112.4    140.0     443.5    409.5  2,273.7
 Additions..............       --         --        90.0      --      356.0    207.8    653.8
 Terminations...........       --         --       122.4    140.0     688.5    405.0  1,355.9
                            ------     ------   --------   ------  -------- -------- --------
Balance at December 31,
 1998...................       --       168.3    1,080.0      --      111.0    212.3  1,571.6
 Additions..............       8.2       12.3      406.0     82.9     325.0    459.0  1,293.4
 Terminations...........       --       168.3      320.0      --      436.0    370.0  1,294.3
                            ------     ------   --------   ------  -------- -------- --------
Balance at December 31,
 1999...................    $  8.2     $ 12.3   $1,166.0   $ 82.9  $    --  $  301.3 $1,570.7
                            ======     ======   ========   ======  ======== ======== ========

   Additions and terminations reported above for futures and options include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists.

   The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 1999, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

                               2000    2001    2002   2003    2007    Total
                              ------  ------  ------  -----  ------  --------
                                       (in millions of dollars)
Receive Fixed/Pay Variable:
Notional Value............... $530.0  $400.0  $150.0  $26.0  $ 60.0  $1,166.0
Weighted Average Receive
 Rate........................   7.33%   7.58%   7.54%  7.45%  13.37%     7.76%
Weighted Average Pay Rate....   6.00%   6.00%   6.00%  6.00%  11.84%     6.30%

   Hedging programs for derivative activity are as follows:

Program 1

   The Company has executed a series of cash flow hedges in the group disability, individual disability, and the group single premium annuities portfolios using interest rate swaps, forwards, futures, and options. The purpose of these hedges is to lock in the reinvestment rates on future cash flows and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company uses

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES futures contracts to partially offset hedges on fixed maturity securities purchased prior to the termination date of interest rate swaps and forwards. The Company also uses futures contracts to replace terminated forwards and interest rate swaps in order to maintain hedges until the fixed maturity securities are purchased. The notional amount outstanding for these cash flow hedges was $1,482.9 million, $1,285.0 million, and $1,528.5 million at December 31, 1999, 1998, and 1997, respectively. The deferred gain on these contracts was $94.0 million, $63.7 million, and $37.6 million, at December 31, 1999, 1998, and 1997, respectively.

   In 1999, 1998, and 1997, the Company amortized into net investment income $3.1 million, $1.9 million, and $0.6 million, respectively, of the deferred gains from this program. Realized investment gains and losses from this program during 1999, 1998 and 1997 were immaterial.

   At December 31, 1999 and 1998, the Company had an unrealized gain of $0.3 million and $194.0 million, respectively, on the open interest rate swaps, forwards, and futures. These derivatives are scheduled to be terminated in the years 2000 through 2003 as assets are purchased with the future anticipated cash flows.

   Future contracts to hedge anticipated cash flows have also been utilized for other product portfolios. At December 31, 1999, the Company had no open contracts for other product portfolios.

Program 2

   In 1998 and 1997, the Company sold indexed annuity products whereby a portion of the crediting rate on the annuity was based on the performance of the S&P 500 stock index. In order to hedge this fluctuating credit rate, the Company purchased options with the S&P 500 stock index as the underlying item. These options will be settled with a net cash payment to the Company at the expiration date if the S&P 500 index moves above the option contract's strike price; otherwise, no cash payment will take place at expiration. At December 31, 1999, the outstanding notional amount of these options was $7.3 million, and the fair value and carrying amount were $5.9 million.

Program 3

   In 1999, the Company entered into a foreign currency interest rate swap to hedge its currency risk in Japan. The notional amount of this swap is $8.2 million and is scheduled for termination in 2000. The unrealized loss on this swap at December 31, 1999 was immaterial. Additionally, the Company entered into a foreign currency interest rate swap to hedge the currency risk of certain foreign currency denominated fixed income securities purchased in 1999. The notional amount outstanding for this currency hedge was $12.3 million, and the hedge is scheduled for termination in 2006. The unrealized gain on this swap at December 31, 1999 was immaterial.

   In 1997, the Company borrowed $168.3 million through a private placement with an investor in the United Kingdom. Upon issuance of the borrowing, the Company entered into foreign currency and interest rate swap agreements that converted the principal amount to U.S. dollars and the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate. The private placement issue was settled in 1999, and the hedging arrangement was terminated.

Program 4

   In 1999, the Company entered into an interest rate swap to convert a variable rate security into a fixed rate security. The notional amount for this interest rate swap is $60.0 million and is scheduled for termination in 2007. Income from settlements of payment streams on this interest rate swap agreement as reported in the consolidated statements of operations was $0.8 million. At December 31, 1999, the Company had an unrealized loss of $2.9 million on this swap.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Program 5

   In 1998 and 1997, the Company opened interest rate futures contracts and wrote options on interest rate futures in order to hedge the borrowing rate on the anticipated refinancing of long-term debt. The Company realized a $10.3 million before-tax investment loss when these contracts were terminated. The loss on these contracts was deferred and is being amortized as an adjustment to interest and debt expense.

   At December 31, 1999, the Company had no open contracts under this program.

Program 6

   The Company routinely uses forwards and futures to protect margins by reducing the risk of changes in interest rates between the time of asset purchase and the associated sale of an asset or sale of new business.

   Gains or losses on termination of these forwards and futures are deferred and reported as an adjustment of the carrying amount of the hedged asset or liability and amortized into earnings over the lives of the hedged items. The net deferred gain associated with this activity was $26.7 million and $28.9 million at December 31, 1999 and 1998, respectively.

   The deferred gain amortized into earnings in the consolidated statements of operations was $1.3 million, $1.3 million, and $2.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

   At December 31, 1999, the Company had no open contracts under this program.

Program 7

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

   At December 31, 1999, the Company had no open contracts under this program.

Note 6--Value of Business Acquired

   A reconciliation of value of business acquired is as follows:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                           (in millions of
                                                               dollars)
Balance at January 1.................................... $570.5  $699.0  $ 63.0
 Acquisition of Business................................    --      5.0   675.0
 Disposition of Business................................    --    (90.6)    --
 Interest Accrued.......................................   40.4    43.2    37.6
 Amortization...........................................  (78.7)  (81.8)  (72.1)
 Change in Foreign Currency Translation Adjustment......    1.9    (4.3)   (4.5)
                                                         ------  ------  ------
Balance at December 31.................................. $534.1  $570.5  $699.0
                                                         ======  ======  ======

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The estimated net amortization of value of business acquired for each of the next five years is $37.1 million in 2000, $36.2 million in 2001, $35.3 million in 2002, $34.3 million in 2003, and $33.2 million in 2004.

Note 7--Liability for Unpaid Claims and Claim Adjustment Expenses

   Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

                                                    1999      1998      1997
                                                  --------- --------- ---------
                                                    (in millions of dollars)
Balance at January 1............................. $13,159.1 $11,979.3 $ 8,212.1
 Less Reinsurance Recoverables...................   1,614.8   1,494.3     753.4
                                                  --------- --------- ---------
Net Balance at January 1.........................  11,544.3  10,485.0   7,458.7
Acquisition of Business--Note 15.................       --        --    2,295.4
Incurred Related to:
 Current Year....................................   4,853.8   4,220.9   3,434.9
 Prior Years
  Interest.......................................     705.4     646.6     585.5
  Incurred.......................................     757.5      40.8      42.1
                                                  --------- --------- ---------
Total Incurred...................................   6,316.7   4,908.3   4,062.5
                                                  --------- --------- ---------
Paid Related to:
 Current Year....................................   1,538.2   1,266.7     959.4
 Prior Years.....................................   3,066.2   2,582.3   2,372.2
                                                  --------- --------- ---------
Total Paid.......................................   4,604.4   3,849.0   3,331.6
                                                  --------- --------- ---------
Net Balance at December 31.......................  13,256.6  11,544.3  10,485.0
 Plus Reinsurance Recoverables...................   2,087.9   1,614.8   1,494.3
                                                  --------- --------- ---------
Balance at December 31........................... $15,344.5 $13,159.1 $11,979.3
                                                  ========= ========= =========

   The majority of the net balances are related to disabled lives claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at the average reserve discount rate used by the Company during 1999, 1998, and 1997. During 1999, unpaid claims incurred for prior years increased primarily due to changes in reserves as disclosed in Notes 2 and 13.

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

   During the fourth quarter of 1998, the Company recorded a $153.0 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES been incurred but not yet reported are considered liabilities of the Company. These claims are expected to be reported during 1999 and will be affected by the claims operations integration activities. The $153.0 million claim reserve increase represents the estimated value of cash payments to be made to these claimants over the life of the claims as a result of the claims operations integration activities.

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

   Immediately following the announcement of the merger and continuing into December of 1998, senior management of the Company worked to develop the strategic direction of the Company's claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998. Prior to the merger, during the first six months of 1999 approximately 90 claims managers and benefit specialists spent nearly 40 percent of their time developing the detailed integration plans. Effective with the merger, virtually all claims personnel have been involved in the process of implementing the new work processes and required training. The implementation and training efforts were estimated to require an average of one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management now believes that implementation and related systems conversions will continue into the second quarter of 2000. However, due to actions taken by management to mitigate effects on resolution rates, the effect on new claim resolution rates is not anticipated to be material after the end of 1999. Actions by management to mitigate the effect on resolution rates include aggressive hiring of new claims staff, restrictions on early retirement elections, selective use of personnel for integration planning, and significant communications with staff members.

   The reserving process begins with the assumptions indicated by past experience and is modified for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claims staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs are expensed in the period incurred and are not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions (i.e., before adjusting for the effect of the claims operations integration activities), were 90 percent

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES for the first and second quarters of 1999, 84 percent for the third quarter, and 89 percent for the fourth quarter of 1999. The revised claim resolution rates for the third quarter and fourth quarter were lower than the first and second quarters because all claims personnel were expected to be involved in the implementation and training efforts. The effect of integration activities on new claim resolution rates is not expected to be material after December 31, 1999.

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

   Claim reserves at December 31, 1998 include $153.0 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This 1998 reserve increase was reflected as a $142.6 million increase in benefits and reserves for future benefits, and a $10.4 million reduction in other income. The adverse impact of the claims operations integration activities on new claim resolution rates is not expected to be material after the end of 1999. As part of the periodic review of claim reserves, management will review the status and execution of the claims operations integration plans with the claims

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES management on a quarterly basis. The review will consider claims operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998.

   Quarterly information concerning the estimated and actual impact of the claims operations integration activities is shown below. The $7.5 million favorable variance from assumptions for the year was reflected in 1999 earnings.

                                                            1999
                                                  ---------------------------
                                                   1st     2nd    3rd    4th
                                                  ------  -----  -----  -----
                                                  (in millions of dollars)
      Revised Claim Resolution Rates at December
       31, 1998..................................     90%    90%    84%    89%
      Actual Claim Resolution Rates for the
       Period....................................     89%    90%    84%    90%
      Estimated Effect of Lower Claim Resolution
       Rates at December 31, 1998................ $ 36.2  $36.2  $47.6  $33.0
      Actual Effect of Lower Claim Resolution
       Rates for the Period...................... $ 39.2  $36.2  $43.0  $27.1
      Liability Remaining for Claims Operation
       Integration Activities at End of Period... $116.8  $80.6  $33.0  $ --

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

Note 8--Federal Income Taxes

   A reconciliation of the income tax (benefit) attributable to continuing operations computed at U.S. federal statutory tax rates to the income tax expense (credit) as included in the consolidated statements of operations follows:

                                           Year Ended December 31
                                    -------------------------------------------
                                     1999     %      1998    %      1997    %
                                    ------  -----   ------  ----   ------  ----
                                          (in millions of dollars)
Statutory Income Tax (Credit)...... $(57.9)  35.0 % $322.1  35.0 % $320.8  35.0
Tax-exempt Investment Income.......  (22.0)  13.3    (28.9) (3.1)   (22.5) (2.5)
Income Tax Settlements.............  (14.2)   8.6      --    --       --    --
Business Restructuring Charges.....   17.2  (10.4)     --    --       --    --
Change in Valuation Allowance......   65.7  (39.7)     1.2   0.1     (3.0) (0.3)
Goodwill...........................   25.9  (15.7)    14.9   1.6      5.6   0.6
Other Items, Net...................    2.7   (1.6)    (6.5) (0.7)    (1.8) (0.2)
                                    ------  -----   ------  ----   ------  ----
Effective Tax...................... $ 17.4  (10.5)% $302.8  32.9 % $299.1  32.6%
                                    ======  =====   ======  ====   ======  ====

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Deferred income tax liabilities consist of the following:

                                                                  December 31
                                                                ---------------
                                                                 1999    1998
                                                                ------ --------
                                                                (in millions of
                                                                   dollars)
Deferred Tax Liability
 Deferred Policy Acquisition Costs............................. $433.4 $  346.4
 Bond Market Discount..........................................    8.1     15.7
 Net Unrealized Investment Gains...............................    0.9    520.4
 Value of Business Acquired....................................  184.6    200.1
 Property and Equipment........................................   22.0     28.3
 Other.........................................................   20.9     16.1
                                                                ------ --------
 Gross Deferred Tax Liability..................................  669.9  1,127.0
                                                                ------ --------
Deferred Tax Asset
 Net Operating Losses..........................................  255.0      6.6
 Alternative Minimum Tax Credits...............................   28.2     35.3
 Accrued Liabilities...........................................   30.6     32.0
 Reserves......................................................    --      38.4
 Realized Investment Gains and Losses..........................   37.7     43.9
 Postretirement Benefits.......................................   59.9     53.9
 Other Employee Benefits.......................................   72.8     31.5
 Other.........................................................   21.3     29.6
                                                                ------ --------
 Gross Deferred Tax Asset......................................  505.5    271.2
 Less Valuation Allowance......................................   73.9      8.2
                                                                ------ --------
 Net Deferred Tax Asset........................................  431.6    263.0
                                                                ------ --------
 Net Deferred Tax Liability.................................... $238.3 $  864.0
                                                                ====== ========

   Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders' surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders' surplus account. Further, any future distributions from the account would become subject to federal income taxes at the general corporate federal income tax rate then in effect. The amount of the policyholders' surplus account at December 31, 1999, is approximately $233.4 million. Future distributions from the policyholders' surplus account are deemed to occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders' surplus account were deemed distributed in 2000, this would result in a tax of approximately $81.7 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The Company's consolidated statements of operations include the following amounts of income (loss) subject to foreign taxation and the related foreign income tax expense (credit):

                                                         Year Ended December 31,
                                                           1999    1998  1997
                                                          -------  ----- -----
                                                            (in millions of
                                                               dollars)
Income (Loss) Before Tax Subject to Foreign Taxation..... $(213.5) $76.5 $73.3
                                                          =======  ===== =====
 Foreign Income Tax Expense (Credit):
  Current................................................ $  38.0  $26.8 $26.5
  Deferred...............................................   (40.9)   0.3  (1.5)
                                                          -------  ----- -----
   Total................................................. $  (2.9) $27.1 $25.0
                                                          =======  ===== =====

   During 1999, the Company reached a settlement with the Internal Revenue Service (IRS) relating to its federal income tax liability for the 1986 through 1992 tax years, and the IRS continued its examination of subsequent years. For most of the Company's subsidiaries, tax years through 1992 are closed to further assessment by the IRS. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the financial position, liquidity, or results of operations of the Company. During 1999, results increased $36.8 million due to settlements of prior year tax issues with the IRS.

   The Company's subsidiaries had net operating loss carryforwards of approximately $725.0 million, alternative minimum tax credit carryforwards of approximately $28.0 million, and foreign tax credit carryforwards of $4.0 million as of December 31, 1999. The majority of the net operating loss carryforwards will begin to expire, if not utilized, in 2015; the alternative minimum tax credits do not expire; the foreign tax credits begin expiring in 2003.

   Federal income taxes paid during 1999, 1998, and 1997 were $77.8 million, $104.8 million, and $192.8 million, respectively.

Note 9--Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

 Debt

   Short-term debt consists of the following at December 31 (in millions):

                                           1999                  1998
                                  ---------------------- ---------------------
                                             Weighted              Weighted
                                              Average               Average
                                  Balance  Interest Rate Balance Interest Rate
                                  -------- ------------- ------- -------------
Commercial Paper................. $  597.8      6.3%     $ 85.7       5.5%
Current Portion of Medium-term
 Notes Payable...................    260.0      6.6        21.4       7.0
Private Placements...............    200.0      7.0       168.3       5.8
Reverse Repurchase Agreements....       --      --         39.4       5.8
Other Short-term Debt............     17.2      2.9         8.9       1.1
                                  --------               ------
  Total.......................... $1,075.0               $323.7
                                  ========               ======

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Long-term debt consists of the following:
                                                                December 31
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                              (in millions of
                                                                 dollars)
Notes @ 6.75% due 2028, callable at or above par............ $  250.0 $  250.0
Notes @ 7.25% due 2028, callable at or above par............    200.0    200.0
Notes @ 7.0% due 2018, non-callable.........................    200.0    200.0
Notes @ 6.375% due 2005, non-callable.......................    200.0    200.0
Monthly Income Debt Securities @ 8.8% due 2025, callable in
 2000 at par................................................    172.5    172.5
Medium-term Notes @ 5.9% to 7.5% due 2002 to 2028, non-
 callable...................................................    144.0    202.7
                                                             -------- --------
  Total..................................................... $1,166.5 $1,225.2
                                                             ======== ========

   Of the $1,166.5 million of long-term debt at December 31, 1999, $35.0 million will mature in 2002, $20.0 million will mature in 2003, and $1,111.5 million will mature in 2004 and thereafter.

   The Company has a $500.0 million revolving credit facility which expires October 31, 2000 and a $500.0 million revolving credit facility which expires October 1, 2001. The Company's commercial paper program, which was increased to $1.0 billion during 1999, is supported by the revolving credit facilities and is available for general liquidity needs, capital expansion, and acquisitions. The revolving credit facilities contain certain covenants that, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels. At December 31, 1999, approximately $396.0 million was available for additional financing under the Company's existing revolving credit facilities.

   Interest paid on short-term and long-term debt during 1999, 1998, and 1997 was $115.2 million, $100.5 million, and $84.7 million, respectively.

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

   Interest costs related to these securities are reported in the consolidated statements of operations as a component of interest and debt expense. Interest paid on these securities during 1999 and 1998 was $22.2 million and $11.1 million, respectively.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Note 10--Pensions and Other Postretirement Benefits

   The Company sponsors several defined benefit pension and postretirement plans for its employees. The following tables provide the changes in the benefit obligation and fair value of plan assets for the years ended December 31, 1999 and 1998, and statements of the funded status of the plans as of December 31, 1999 and 1998.

                                                              Postretirement
                                          Pension Benefits       Benefits
                                          ------------------  ----------------
                                            1999      1998     1999     1998
                                          --------  --------  -------  -------
                                              (in millions of dollars)
Change in Benefit Obligation
Balance at January 1....................  $  600.7  $  538.6  $ 152.1  $ 125.5
 Service Cost...........................      21.2      23.3      5.7      5.5
 Interest Cost..........................      43.0      38.3     11.4      9.5
 Plan Amendments........................       --        --     (13.2)     8.7
 Actuarial (Gain) Loss..................    (110.7)     19.1     (6.2)     9.8
 Early Retirement--Note 2...............      95.2       --      30.7      --
 Benefits Paid..........................     (42.3)    (18.6)   (15.0)    (6.9)
                                          --------  --------  -------  -------
Balance at December 31..................     607.1     600.7    165.5    152.1
                                          --------  --------  -------  -------
Change in Fair Value of Plan Assets
Balance at January 1....................     809.4     705.0     10.0      9.5
 Actual Return on Plan Assets...........     159.8     110.2      1.7      0.5
 Company Contributions..................       0.4      12.8     14.5      6.8
 Benefits Paid..........................     (42.3)    (18.6)   (15.0)    (6.9)
                                          --------  --------  -------  -------
Balance at December 31..................     927.3     809.4     11.2      9.9
                                          --------  --------  -------  -------
Funded (Underfunded) Status of the Plans
 at December 31.........................     320.2     208.7   (154.3)  (142.2)
Unrecognized Net Actuarial Gains........    (355.1)   (179.5)    (7.0)    (1.4)
Unrecognized Prior Service Cost.........     (18.4)    (20.6)   (26.0)   (13.7)
Unrecognized Net Transition Obligation..       1.2       1.7      --       --
                                          --------  --------  -------  -------
Prepaid (Accrued) Benefit Cost..........  $  (52.1) $   10.3  $(187.3) $(157.3)
                                          --------  --------  -------  -------

   At December 31, 1999, the plan assets include 448,784 shares of the Company's common stock with a fair value of $14.4 million. The amount of dividends paid during 1999 was not material.

   The weighted average assumptions used in the measurement of the Company's benefit obligation as of December 31, 1999 and 1998 are as follows:

                              Pension Benefits        Postretirement Benefits
                         ---------------------------  -----------------------
                             1999           1998         1999         1998
                         -------------  ------------  -----------  -----------
Discount Rate...........          7.75%         6.75%        7.75%        6.75%
Expected Return on Plan
 Assets................. 8.50 to 10.00% 8.50 to 9.25%        8.50%        8.50%
Rate of Compensation
 Increase...............          4.00% 4.00 to 4.25%         --           --

   For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2000 was a range of 5.50 percent to
7.50 percent. The rate range was assumed to change gradually to a rate of 5.50 percent for 2006 and remain at that level thereafter.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The assumed health care cost trend rate has a significant effect on the amounts reported. A one percent change in the assumed health care cost trend rate would have the following effects:

                                                         1% Increase 1% Decrease
                                                         ----------- -----------
                                                             (in millions of
                                                                dollars)
Effect on the Service and Interest Cost Components of
 Net Periodic Postretirement Health Care Benefit Cost..     $ 1.8      $ (1.7)
Effect on the Health Care Component of the Accumulated
 Postretirement Benefit Obligation.....................     $10.7      $(10.0)

   The following table provides the components of the net periodic benefit cost (credit) and early retirement cost for the plans during 1999, 1998, and 1997.

                              Pension Benefits      Postretirement Benefits
                            ----------------------  -------------------------
                             1999    1998    1997    1999     1998     1997
                            ------  ------  ------  -------  -------  -------
                                      (in millions of dollars)
Service Cost............... $ 21.2  $ 23.3  $ 22.0  $   5.7  $   5.5  $   4.1
Interest Cost..............   43.0    38.3    35.7     11.4      9.5      8.4
Expected Return on Plan
 Assets....................  (79.9)  (62.8)  (50.6)    (0.9)    (0.8)    (0.7)
Net Amortization and
 Deferral..................  (13.4)   (9.2)   (7.1)     2.4     (4.0)    (5.3)
Early Retirement--Note 2...   95.2     --      --      30.7      --       --
                            ------  ------  ------  -------  -------  -------
                            $ 66.1  $(10.4) $  --   $  49.3  $  10.2  $   6.5
                            ======  ======  ======  =======  =======  =======

Note 11--Stockholders' Equity and Earnings Per Share

 Stockholders' Equity

   In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred shares have been issued to date.

   During February 1998, the Company redeemed its 8.10% cumulative preferred stock outstanding of $156.2 million at $150 per share equivalent to $25 per depositary share.

   In March 1997 and July 1997, the Boards of Directors of Unum and Provident, respectively, authorized two-for-one stock splits. These stock splits were effected in the form of stock dividends distributed in 1997. As a result of this action, $11.9 million was transferred from additional paid-in capital to common stock. Historical share and per share amounts in the consolidated financial statements and notes thereto reflect these stock splits.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

 Earnings Per Common Share

   The computations of earnings per common share and earnings per common share assuming dilution are as follows:

                                                   Year Ended December 31
                                              ---------------------------------
                                                 1999        1998       1997
                                              ----------  ---------- ----------
                                              (in millions, except share data)
Numerator
 Net Income (Loss)........................... $   (182.9) $    617.4 $    617.6
 Preferred Stock Dividends...................        --          1.9       12.7
                                              ----------  ---------- ----------
 Available to Common Stockholders............ $   (182.9) $    615.5 $    604.9
                                              ==========  ========== ==========
Denominator (000s)
 Weighted Average Common Shares--Basic.......  239,080.6   236,975.2  230,741.2
 Dilution for Assumed Exercise of Stock
  Options....................................        --      5,373.7    5,077.0
                                              ----------  ---------- ----------
 Weighted Average Common Shares--Assuming
  Dilution...................................  239,080.6   242,348.9  235,818.2
                                              ==========  ========== ==========
Net Income (Loss) Per Common Share
 Basic....................................... $    (0.77) $     2.60 $     2.62
 Assuming Dilution........................... $    (0.77) $     2.54 $     2.57

   In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported or if options are out of the money. In-the-money options to purchase approximately 3.1 million common shares for the year ended December 31, 1999, were not considered dilutive due to net losses being reported for the period. Approximately 3.7 million and 2.4 million options for the years ended December 31, 1999 and 1998, respectively, were not considered dilutive due to the options being out of the money. Out-of-the-money options for the year ended December 31, 1997 were immaterial.

Note 12--Incentive Compensation and Stock Purchase Plans

 Annual Incentive Compensation

   The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of certain goals. Compensation cost recognized in the consolidated statements of operations for annual incentive plans is $6.6 million, $38.1 million, and $43.6 million for 1999, 1998, and 1997, respectively.

 Stock Plans

   Under the Stock Plan of 1999 (Stock Plan), the Company has available up to 7,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. The number of shares available to be issued as restricted stock or unrestricted stock awards is limited to 2,250,000 shares. The exercise price for stock options issued under the Stock Plan shall not be less than the fair market value of the Company's stock as of the grant date. The options have a maximum term of ten years after the date of grant.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Prior to the Stock Plan, the Company had various stock option and stock award programs. For all stock option plans the exercise price of each option was not less than the fair market value of the Company's stock at the date of grant. In accordance with stock plan provisions, outstanding stock options and restricted stock became immediately exercisable as a result of a change in control (see Note 2).

   Summaries of the Company's stock options issued under the various plans are as follows:

                               1999             1998             1997
                          ---------------- ---------------- ----------------
                                  Weighted         Weighted         Weighted
                                  Average           Average          Average
                          Shares  Exercise Shares  Exercise Shares  Exercise
                          (000s)   Price   (000s)   Price   (000s)   Price
                          ------  -------- ------  -------- ------  --------
Outstanding at January
 1....................... 15,023   $30.43  15,516   $26.01  13,833   $21.90
 Granted.................  3,795    48.15   2,406    51.68   4,587    36.09
 Exercised............... (3,460)   22.38  (2,402)   22.45  (2,028)   20.44
 Forfeited or Expired.... (1,059)   44.43    (497)   34.89    (876)   27.92
                          ------           ------           ------
Outstanding at December
 31...................... 14,299    36.04  15,023    30.43  15,516    26.01
                          ======           ======           ======

                                                  December 31, 1999
                                     -------------------------------------------
                                                                     Options
                                         Options Outstanding       Exercisable
                                     --------------------------- ---------------
                                             Weighted
                                              Average
                                             Remaining  Weighted        Weighted
                                               Years    Average         Average
   Range of                          Shares Contractual Exercise Shares Exercise
Exercise Prices                      (000s)    Life      Price   (000s)  Price
---------------                      ------ ----------- -------- ------ --------
$10 to 19...........................  1,792     3.1      $17.25   1,792  $17.25
 20 to 29...........................  3,576     4.5       25.58   3,511   25.51
 30 to 39...........................  3,923     6.2       35.18   3,916   35.18
 40 to 49...........................  1,787     8.6       45.53     435   46.54
 50 to 59...........................  3,221     7.8       53.87   2,250   53.31
                                     ------              ------
 10 to 59........................... 14,299     6.1       36.04  11,904   33.47
                                     ======              ======

   The Company granted 392; 145,180; and 419,639 shares of restricted stock to certain employees during 1999, 1998, and 1997 with a weighted average grant date fair value of $56.65, $52.05, and $38.11 per common share, respectively.

 Employee Stock Purchase Plan (ESPP)

   Substantially all of the Company's employees are eligible to participate in an ESPP. Under the plan, up to 1,460,000 shares of the Company's common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 86,497, 75,575 and 79,423 shares to employees with a weighted average exercise price of $31.71, $39.00, and $33.74 per share in 1999, 1998, and 1997, respectively.

 Compensation Cost Under the Fair Value Approach (SFAS 123)

   The Company applies Opinion 25 and related interpretations in accounting for the stock option plans and ESPP. Accordingly, no compensation cost has been recognized for these plans. Compensation cost for the Company's stock option plans and ESPP under the fair value approach was estimated as of the grant date using Black-Scholes option pricing models.

                  UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The weighted average assumptions used in estimating compensation cost for the Company during 1999 and for the Provident plans in 1998 and 1997 are as follows:

                                                    Year Ended December 31
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------- --------- ---------
Volatility......................................   24.0%     17.9%     18.0%
Risk-free Rate of Return........................    5.5%      5.6%      6.5%
Dividend Payout Rate Per Share..................  $ 0.59    $0.548    $0.493
Time of Exercise
 Stock Option Plan.............................. 5.7 years 7.0 years 6.7 years
 ESPP........................................... 3 months  3 months  3 months
Weighted Average Fair Value of Awards Granted
 During the Year
 Stock Option Plan..............................  $14.33    $14.59    $10.08
 ESPP...........................................  $10.77    $ 9.51    $ 7.70

   Assumptions used in estimating compensation cost for Unum plans during 1998 and 1997 are as follows:

                                                    Year Ended December 31
                                                 -----------------------------
                                                      1998           1997
                                                 -------------- --------------
Volatility...................................... 23.8% to 26.4% 22.7% to 24.2%
Risk-free Rate of Return........................  4.2% to 5.3%   5.7% to 6.8%
Dividend Payout Rate............................      1.0%           1.0%
Time of Exercise................................  4 to 8 years   4 to 8 years
Weighted Average Fair Value of Options Granted
 During the Year................................     $12.88         $8.56

   Had compensation cost for these plans been determined in accordance with the provisions of SFAS 123, the Company's net income (loss) and net income
(loss) per common share would have been as follows:

                                                          Year Ended December
                                                                  31
                                                         ----------------------
                                                          1999     1998   1997
                                                         -------  ------ ------
                                                            (in millions of
                                                         dollars, except share
                                                                 data)
Net Income (Loss)....................................... $(223.6) $608.5 $603.0
Net Income (Loss) Per Common Share
 Basic..................................................   (0.94)   2.56   2.56
 Assuming Dilution......................................   (0.94)   2.51   2.51

 Limited Stock Appreciation Rights (LSARs)

   Between 1991 and 1994, certain officers of the Company were granted LSARs in conjunction with their stock options for those years. An LSAR is meant to compensate an officer if the associated option loses value due to a change in control by allowing the officer to receive payment for the difference between the option exercise price and the higher of (a) the highest price paid per share in connection with the change in control or (b) the highest fair market value per share as reported at any time during the 60 day period preceding the change in control. As an underlying stock option is exercised, the LSARs are automatically cancelled. The LSARs were amended such that the merger of Unum and Provident would not be considered a change of control. At December 31, 1999 there were no LSARs outstanding. At December 1998 and 1997, there were 495,750, and 557,800 LSARs outstanding, respectively.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

 Note 13--Reinsurance

   The Company routinely assumes and cedes reinsurance with other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures; however, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 1999, relates to over 140 reinsurance relationships. Of the six major relationships which account for approximately 75 percent of the reinsurance receivable amount at December 31, 1999, all are with companies rated A or better by A.M. Best Company or are fully securitized by investment-grade fixed maturity securities held in trust.

   Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and policyholder benefits are presented in the consolidated statements of operations net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

                                                            Year Ended December
                                                                     31
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
                                                              (in millions of
                                                                  dollars)
Premium Income............................................. $508.3 $544.5 $673.2
Policyholder Benefits......................................  695.5  575.2  596.0

   Premium income assumed was $576.7 million, $489.0 million, and $453.9 million during 1999, 1998, and 1997, respectively.

 Centre Life Reinsurance Limited

   In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States non-cancellable individual disability active life reserves of one of the Company's insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business after six years without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re's defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re's defined risk limit reverts back to the Company. As of December 31, 1999, the attachment point had not been reached.

   The following discloses the various layers in the agreement at December 31, 1999 (in millions):

   Net GAAP Reserves.................................................... $  602
   Experience Layer.....................................................    325
                                                                         ------
    Attachment Point....................................................    927
   Centre Re's Defined Risk Layer.......................................    185
                                                                         ------
    Defined Risk Limit.................................................. $1,112
                                                                         ======

   Under this agreement, the Company funds a trust account equal to the amount of the Company's exposure. This trust account provides security for amounts due by the Company prior to reaching the attachment point. The Company controls the management of the business, including premium collection and claims management,

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES under this agreement. All premiums, less amounts for management expenses and claim payments, are transferred to the trust account on a quarterly basis. The Company also acts as the investment manager for 80 percent of the assets in the trust with Centre Re managing the remaining 20 percent.

   This reinsurance agreement transfers risk and is accounted for as a long-duration reinsurance contract in accordance with the provisions of Statement of Financial Accounting Standard No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The underlying operating results of this contract are reflected in other income, and any realized gains or losses from sales of assets are reflected as realized investment gains and losses in the Company's consolidated statements of operations.

   Included in deposit assets in the consolidated statements of financial condition at December 31, 1999, is a deposit asset for this reinsurance arrangement of approximately $321.1 million. The deposit asset is comprised of the Company's experience layer and unrealized gains or losses on the marketable securities held in the trust. Unrealized gains or losses on marketable securities held in the trust and the related effects on claim reserves are included in other comprehensive income (loss) in the equity section of the Company's consolidated statements of financial condition.

 Other Reinsurance Operations

   During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of the Company's subsidiary Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off.

   During 1999, the Company recognized $327.8 million of before-tax charges related to its reinsurance operations. The breakdown of these charges by quarter is as follows:

                                                   1st   2nd   3rd   4th  Total
                                                  ------ ---- ------ ---- ------
                                                     (in millions of dollars)
North American Reinsurance Operations:
Loss on Sale of A&H and LTC Reinsurance
 Management Operations (includes write-off of
 $6.0 million of goodwill)......................  $  --  $ -- $ 12.9 $ -- $ 12.9
Loss on Reinsurance of A&H and LTC Risk Partici-
 pations........................................     --    --   10.0  2.7   12.7
Provision for Losses on Retained Business.......    28.6   --   13.5   --   42.1
International Reinsurance Operations:
Provision for Losses on Lloyd's of London
 Syndicate Participations.......................    45.5   --  141.0   --  186.5
Provision for Losses on Reinsurance Pool
 Participations Other than Lloyd's..............     --    --   21.9   --   21.9
Goodwill Impairment Excluding Amount Recognized
 on Sale........................................    27.0  2.0   22.7   --   51.7
                                                  ------ ---- ------ ---- ------
  Total Before-Tax Charge.......................  $101.1 $2.0 $222.0 $2.7 $327.8
                                                  ====== ==== ====== ==== ======

                                       80

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   The Company's first quarter charge of $101.1 million before tax and $88.0 million after tax consisted of the following:

     North American Reinsurance Operations:

     Provision for Losses on Retained Business--As a result of the review performed on the Lloyd's syndicates discussed above and other third party publicized reinsurance exposures, the Company undertook a periodic review of certain other reinsurance facilities related to new information regarding the ultimate cost of settling claims. The reinsurance pool business consists of more than 20 different pool facilities, the majority of which are managed by D&H and a few pools which are managed by third parties. Reserve assumptions are periodically reviewed to support the determination of the ultimate cost of settling claims for certain reinsurance pools. During the first quarter of 1999, the Company reviewed the actuarial assumptions used to set reserves for certain reinsurance facilities based on the most current information available from the reinsurance pool managers. The Company also received new information pertaining to a reinsurance pool managed by a third party that indicated a reserve increase was required. The Company relied primarily on the third party pool manager's judgement and recorded its portion of the reserve as reflected in the reinsurance pool statement from the third party pool manager. The new information received from the managed facilities and the third party facility indicated deterioration in loss experience, primarily related to a longer duration of claims and increased incidence of new claims in certain facilities. The result of these reviews was an increase to claim reserves of $28.6 million, which was recorded in the first quarter of 1999. The Company determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected trends in claims experience and expenses.

     International Reinsurance Operations:

     Provision for Losses on Lloyd's of London Syndicate Participations--The periodic method of accounting is followed for Lloyd's syndicate participation, which requires the premiums be recognized as revenue over the policy term and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. During the first quarter of 1999, the Company received more information about the Lloyd's market from various sources, including managing agents/underwriters syndicate reports and published information from Moody's Investors Service. The information received indicated significant deterioration in the loss experience of open years of account primarily related to significant losses in certain syndicates (space and aviation, accident and health, and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. In addition, the Company discussed projected results of the Lloyd's market with the underwriters of the syndicates that are managed through a subsidiary of the Company. These projected results also indicated future deterioration of the open years of account. Using this information and recent experience with prior revisions of estimated losses in this business, the Company performed a review of its claim reserve liabilities related to its open years of account.

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

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

     Goodwill Impairment:

     When an event or change in circumstance occurs that indicates the recoverability of an asset should be assessed for impairment, a recoverability test is performed to determine if an impairment has occurred. Following the poor results of the reinsurance operations in the first quarter of 1999, the Company updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held-for-use model that compares the undiscounted cash flows of these operations to determine whether those cash flows can recover the unamortized goodwill. After factoring in the first quarter results and current revised forecasts due to recent poor performance for these operations, future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. Goodwill recoverability testing of these operations performed prior to March 31, 1999 had indicated that the goodwill was not impaired.

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

   During the third quarter of 1999, the Company continued its efforts to sell its reinsurance management operations. No potential buyers expressed interest in acquiring the entire domestic and international reinsurance management operations. However, in October, the Company entered into an agreement to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities.

   Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. At that time, the Company intended to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. During the third quarter, the Company recognized a charge of $222.0 million before tax and $204.3 million after tax related to its strategy for the reinsurance operations. The charge consisted of the following:

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

     North American Reinsurance Operations:

     Loss on Sale of A&H and LTC Reinsurance Management Operations--In the third quarter of 1999 the Company entered into an agreement with American United Life Insurance Company (AUL) to sell the reinsurance management operations of its A&H and LTC reinsurance facilities and to reinsure the Company's risk participation in these facilities. Certain risks related to prior operations have not been assumed by AUL. The terms of the sale require the Company to continue to participate in certain of the reinsurance facilities in year 2000, thereby assuming underwriting risks. The sale closed effective January 1, 2000. A before-tax loss of $12.9 million was recognized in the third quarter of 1999 based upon the terms and conditions of the definitive agreement. The loss includes the write-off of $6.0 million of goodwill related to this portion of the operations.

     Provision for Loss on Reinsurance of A&H and LTC Risk Participations-- The Company entered into a separate indemnity reinsurance agreement with AUL whereby AUL will assume the Company's existing risk participation in the A&H and LTC reinsurance facilities. As a result, the Company recognized a third quarter before-tax loss of $10.0 million.

     Provision for Losses on Retained Business--The Company updated its review of reserves related to the retained pool participations. Based upon the most recent information available, the Company increased its reserves by $10.5 million, principally related to the long-term disability business. Also included in this provision is $3.0 million to recognize the estimated cost of potential uncollectible reinsurance recoveries for two reinsurers who reinsure certain of the Company's reinsurance facilities and who, as the losses have increased, have experienced financial difficulties.

     International Reinsurance Operations:

     Provision for Losses on Lloyd's of London Syndicate Participations-- During the third quarter of 1999, underwriters of syndicates provided to Lloyd's updated estimates of their expected ultimate profit or loss for each open year of account. These estimates were significantly below earlier estimates. Market conditions are not expected to improve dramatically in the near term.

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

     During the third quarter of 1999, the Company entered into a non-binding agreement to sell one of its managed syndicates, and a definitive agreement is being negotiated. Unamortized goodwill of $2.4 million was written off in connection with this planned transaction. Under the terms of the agreement, the new owner will manage the syndicate for year 2000 and will manage the open syndicate years of account. The Company retains the underwriting risk on open syndicate years and agreed to provide up to $24.7 million ((Pounds)15 million) of capacity for year 2000, down from $36.2 million ((Pounds)22 million) in 1999.

     In December 1999, the Company closed the remaining four Lloyd's syndicates. These syndicates have been placed in run-off whereby claims on past policies will be paid but no new business will be accepted.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

     Provision for Losses on Reinsurance Pool Participations Other than Lloyd's--In connection with the development of the cost of exiting the reinsurance operations, the Company updated its review of reserves related to non Lloyd's reinsurance operations as well as future costs associated with managing the run-off of the retained reinsurance pools liabilities. Based upon the most recent information available, the Company increased reserves related to its participation in certain managed and non-managed reinsurance facilities by $21.9 million.

     Goodwill Impairment:

     Prior to the third quarter 1999 charge, the Company's unamortized goodwill related to its reinsurance operations was $53.7 million. Of the $31.0 million unamortized balance attributable to the A&H and LTC business being sold, $6.0 million was determined to be unrecoverable and was written off in the third quarter and is included in the loss on sale reported above. The balance of $25.0 million was recovered through the sales proceeds when the sale closed. The remaining unamortized balance of $22.7 million (including the balance of $2.4 million related to one of the Lloyd's syndicates for which the Company has entered into an agreement to sell) was determined to be unrecoverable based on revised earnings forecasts for the reinsurance operations and was also written off in the third quarter of 1999.

     Retained Risks:

     The Company has provided its best estimate of the cost of known losses. Under this exit strategy, the Company retained certain risks, including the exposure associated with disputes arising from reinsurance pools disclosed in
  Note 17. Presently, it is not reasonably possible to determine the liability for the retained risks.

   An additional loss of $2.7 million before tax ($1.8 million after tax) was realized in the fourth quarter of 1999 upon completion of the transaction to reinsure the A&H and LTC risk participations.

   Effective January 1, 2000, a subsidiary of the Company reinsured the inforce individual disability income block of business of the New York Life Insurance Company through a 100 percent indemnity modified coinsurance agreement. The Company paid a ceding commission of $88.0 million which will be amortized as earnings emerge from the business assumed.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Note 14--Segment Information

   Selected data by segment is as follows:

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                   (in millions of dollars)
Premium Income
 Employee Benefits..............................  $3,900.2  $3,364.4  $2,810.1
 Individual.....................................   1,730.6   1,675.4   1,480.3
 Voluntary Benefits.............................     691.6     666.7     626.6
 Other..........................................     520.8     422.5     376.1
                                                  --------  --------  --------
                                                   6,843.2   6,129.0   5,293.1
Net Investment Income and Other Income
 Employee Benefits..............................     745.1     661.0     599.8
 Individual.....................................     941.3     895.2     772.3
 Voluntary Benefits.............................     112.9     103.7      93.9
 Other..........................................     532.3     643.7     877.1
 Corporate......................................      67.7      31.7      29.6
                                                  --------  --------  --------
                                                   2,399.3   2,335.3   2,372.7
Total Revenue (Excluding Net Realized Investment
 Gains and Losses)
 Employee Benefits..............................   4,645.3   4,025.4   3,409.9
 Individual.....................................   2,671.9   2,570.6   2,252.6
 Voluntary Benefits.............................     804.5     770.4     720.5
 Other..........................................   1,053.1   1,066.2   1,253.2
 Corporate......................................      67.7      31.7      29.6
                                                  --------  --------  --------
                                                   9,242.5   8,464.3   7,665.8
Benefits and Expenses
 Employee Benefits..............................   4,625.9   3,489.1   2,940.4
 Individual.....................................   2,382.0   2,348.0   2,012.5
 Voluntary Benefits.............................     667.5     639.3     610.4
 Other..........................................   1,267.4     965.5   1,096.0
 Corporate......................................     552.3     157.2     101.3
                                                  --------  --------  --------
                                                   9,495.1   7,599.1   6,760.6
Income (Loss) Before Net Realized Investment
 Gains and Losses and Federal Income Taxes
 Employee Benefits..............................      19.4     536.3     469.5
 Individual.....................................     289.9     222.6     240.1
 Voluntary Benefits.............................     137.0     131.1     110.1
 Other..........................................    (214.3)    100.7     157.2
 Corporate......................................    (484.6)   (125.5)    (71.7)
                                                  --------  --------  --------
                                                    (252.6)    865.2     905.2
Net Realized Investment Gains...................      87.1      55.0      11.5
                                                  --------  --------  --------
Income (Loss) Before Federal Income Taxes.......    (165.5)    920.2     916.7
Federal Income Taxes............................      17.4     302.8     299.1
                                                  --------  --------  --------
Net Income (Loss)...............................  $ (182.9) $  617.4  $  617.6
                                                  ========  ========  ========

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   Included in benefits and expenses above is amortization of deferred policy acquisition costs, value of business acquired, and goodwill. Amortization of these items by segment is as follows:

                                                            Year Ended December
                                                                     31
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
                                                              (in millions of
                                                                  dollars)
Employee Benefits.......................................... $109.1 $ 85.2 $ 69.3
Individual.................................................  122.9  108.4   95.8
Voluntary Benefits.........................................  115.4  101.6   88.3
Other......................................................  165.7  120.9   82.4
Corporate..................................................   82.6   28.0   18.2
                                                            ------ ------ ------
                                                            $595.7 $444.1 $354.0
                                                            ====== ====== ======

                                                                 December 31
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
                                                               (in millions of
                                                                   dollars)
Assets
Employee Benefits........................................... $ 9,984.0 $ 9,275.7
Individual..................................................  15,453.9  15,887.7
Voluntary Benefits..........................................   2,103.8   2,057.3
Other.......................................................   9,215.6   9,610.2
Corporate...................................................   1,690.2   1,771.3
                                                             --------- ---------
                                                             $38,447.5 $38,602.2
                                                             ========= =========

Note 15--Acquisition of Business

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

 The Paul Revere Corporation

   On March 27, 1997, the Company acquired Paul Revere, a provider of life and disability insurance products, at a price of approximately $1.2 billion. The transaction was financed through common equity issued to Zurich Insurance Company, a Swiss insurer, and its affiliates in the amount of $300.0 million (13.9 million shares of common stock), common equity of $437.5 million (17.0 million shares of common stock) and cash of $2.5 million issued to Paul Revere shareholders, internally generated funds of $145.0 million, and borrowings on the Company's revolving credit facility of $305.0 million. The acquisition was accounted for by the purchase method. The fair values of the assets acquired and liabilities assumed were $6,667.9 million and $6,809.1 million, respectively. The purchase price has been allocated principally to the value of business acquired with the remainder being allocated to goodwill. The interest rate used to determine the value of

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES business acquired for traditional products was the reserve discount rate. The interest rate used for interest-sensitive products was based on the current interest rate credited on account values. The value of business acquired will be amortized with interest based on premium income for the traditional individual life and disability products and on the estimates of future gross profits for interest-sensitive individual life products. Goodwill will be amortized on a straight-line basis over a 40 year period. The consolidated financial statements include the operating results of Paul Revere from April 1, 1997.

 Pro Forma Results

   The following pro forma results of operations for the year ended December 31, 1997 give effect to the acquisitions and the related financing arrangements, including the acquisition of debt and issuance of common stock equity. The pro forma results of operations, prepared from historical financial results of operations of the Company, Paul Revere, and GENEX, with such adjustments as are necessary to present the results of operations as if the acquisitions had occurred as of the beginning of the year, are as follows for the year ended December 31, 1997 (in millions, except share data):

   Revenue Excluding Net Realized Investment Gains................... $8,085.8
   Revenue Including Net Realized Investment Gains...................  8,133.7
   Income Before Net Realized Investment Gains And Federal Income
    Taxes............................................................    917.2
   Income Before Federal Income Taxes................................    965.1
   Net Income........................................................    646.6
   Net Income Per Common Share
    Basic............................................................     2.66
    Assuming Dilution................................................     2.61

Note 16--Sales of Portions of Lines of Business

   In 1999, the Company sold certain portions of its reinsurance management operations to AUL. See Note 13 for further discussion.

   In December 1997, the Company entered into an agreement with American General Corporation (American General) under which various affiliates of American General agreed to acquire certain assets and assume certain liabilities of Provident's individual and tax-sheltered annuity business. In addition, American General acquired a number of miscellaneous group pension lines of business which were no longer actively marketed by Provident. The sale was completed during the second quarter of 1998.

   In consideration for the transfer of statutory reserves, American General paid the Company a ceding commission of $58.0 million. In connection with the sale, the Company wrote off $18.7 million of goodwill associated with the annuity business acquired from Paul Revere. Total liabilities of $2,518.9 million were assumed by American General, and total assets, excluding the resulting reinsurance receivable, decreased $2,506.7 million. The gain recognized at the time of the sale increased 1998 operating earnings by $12.2 million before tax and $1.4 million after tax. Total revenue and income before federal income taxes for the annuity business sold were $152.7 million and $23.7 million, respectively, in 1997. Included in these amounts were net realized investment gains of $8.0 million in 1997.

   In the fourth quarter of 1996, the Company sold certain of Unum's tax-sheltered annuity businesses to various affiliates of Lincoln National Corporation (Lincoln). To effect the sale of this business, the Company transferred assets of approximately $2,690.0 million into a trust account held for the benefit of Lincoln. The sale resulted in a deferred before-tax gain of $80.8 million, of which $72.6 million before tax and $47.0 million after tax was recognized during 1997.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

Note 17--Commitments and Contingent Liabilities

   In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against the Company--one purporting to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. A hearing to determine class certification was heard on December 20, 1999 in Massachusetts state court. The court certified a class for the independent brokers and has denied class certification for the career agents. The Company will appeal the class certification for the independent brokers. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Superior Court agree with the plaintiff's interpretation of the contracts. The Company believes that it has strong defenses to both lawsuits and plans to vigorously defend its position and resist certification of the classes. In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 44 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court has denied 14 of those motions and granted two.

   Three additional former general managers have filed similar lawsuits. The Company believes that it has strong defenses and plans to vigorously defend its position in these cases. Although the alleged class action lawsuits and individual lawsuits are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

   During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint. On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident for the Company's stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance and pricing policies, the Company's merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger. To date, no class has been certified, and no defendant has answered any complaint. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

   In certain reinsurance pools associated with the Company's reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company's subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims, but it is unclear what exposure Company or its subsidiaries may ultimately have to share in the losses of pool members or reinsurers because of the subsidiaries' activities in placing insurance or otherwise.

   Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 18--Statutory Financial Information

 Statutory Net Income (Loss), Capital and Surplus, and Dividends

   The Company's insurance subsidiaries' statutory net income (loss), as reported in conformity with statutory accounting practices prescribed by state regulatory authorities, for the years ended December 31, 1999, 1998, and 1997, was $(233.7) million, $227.0 million, and $298.2 million, respectively. Statutory capital and surplus at December 31, 1999 and 1998, was $2,718.1 million and $2,582.1 million, respectively. Excluding the expenses related to the merger and early retirement offer and the changes in reserves as discussed in Note 2, the federal income tax refund activity, and the reinsurance operation charges, the Company's insurance subsidiaries' statutory net gain from operations was $21.0 million for the year ended 1999.

   Regulatory restrictions limit the amount of dividends available for distribution to the Company from its insurance subsidiaries, without prior approval by regulatory authorities, to the greater of ten percent of an insurer's statutory surplus as regards policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends is further limited to the amount of statutory unassigned surplus. Based on these restrictions, $267.6 million will be available for the payment of dividends to the Company from its top-tier domestic insurance subsidiaries during 2000. The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited in amount, based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2000 is approximately $24.9 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

 Permitted Statutory Accounting Practices

   The Company's insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and the applicable state regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. At December 31, 1999, the Company had not applied any permitted accounting practices that differed from prescribed statutory accounting practices that had a material impact on the financial position or results of operations of the insurance subsidiaries.

                   UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

   In 1998, the NAIC approved a codification of statutory accounting practices effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. Following implementation, statutory accounting principles will continue to be governed by individual state laws and permitted practices until adoption by the various states. Accordingly, before codification becomes effective for the Company's insurance subsidiaries, their states of domicile must adopt codification as the prescribed basis of accounting. The adoption of the codification will change, to some extent, the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. At this time, the Company has not determined the effects that codification will have on its insurance subsidiaries' statutory financial statements.

 Deposits

   At December 31, 1999, the Company's insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,277.0 million held for the protection of policyholders.


Note 19--Quarterly Results of Operations (Unaudited)


   The following is a summary of unaudited quarterly results of operations for 1999 and 1998:

                                                       1999
                                        --------------------------------------
                                          4th       3rd       2nd       1st
                                        --------  --------  --------  --------
                                          (in millions of dollars, except
                                                    share data)
Premium Income......................... $1,738.1  $1,736.2  $1,687.4  $1,681.5
Net Investment Income..................    528.7     513.4     518.0     499.6
Net Realized Investment Gains
 (Losses)..............................     (2.2)     77.9       4.2       7.2
Total Revenue..........................  2,349.8   2,433.1   2,277.6   2,269.1
Income (Loss) Before Federal Income
 Taxes.................................    208.7    (262.8)   (274.6)    163.2
Net Income (Loss)......................    136.0    (217.0)   (191.2)     89.3
Net Income (Loss) Per Common Share.....
 Basic.................................      .57      (.91)     (.80)      .38
 Assuming Dilution.....................      .56      (.91)     (.80)      .37
                                                       1998
                                        --------------------------------------
                                          4th       3rd       2nd       1st
                                        --------  --------  --------  --------
                                          (in millions of dollars, except
                                                    share data)
Premium Income......................... $1,569.8  $1,560.5  $1,506.1  $1,492.6
Net Investment Income..................    502.4     494.4     513.5     525.1
Net Realized Investment Gains..........     24.2      16.4       5.1       9.3
Total Revenue..........................  2,165.2   2,144.9   2,107.1   2,102.1
Income Before Federal Income Taxes.....    131.5     275.9     265.5     247.3
Net Income.............................     93.0     186.3     173.5     164.6
Net Income Per Common Share............
 Basic.................................      .39       .79       .73       .69
 Assuming Dilution.....................      .39       .77       .71       .67

   Included in the amounts in the preceding table were various items related to merger and early retirement costs (see Note 2), changes in reserves (see Notes 2 and 7), federal income tax refund activity (see Note 8), reinsurance operation changes (see Note 13), and the sales of portions of lines of business (see Note 16).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The information required by this Item with respect to directors is included under the caption "Information Concerning the Nominees" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2000, and is incorporated herein by reference.

Executive Officers of the Registrant

   The executive officers of the Company, all of whom are also executive officers of its principal subsidiaries, were elected to serve in their respective offices for one year or until their successors are chosen and qualified.

             Name           Age                          Position
             ----           ---                          --------
   J. Harold Chandler......  50 Chairman, President, Chief Executive Officer, and Director
   Thomas R. Watjen........  45 Executive Vice President, Finance and Risk Management
   Elaine D. Rosen.........  47 Executive Vice President, Customer Development
   F. Dean Copeland........  60 Executive Vice President and General Counsel

   Mr. Chandler originally became Chairman of the Company on April 28, 1996; and President and Chief Executive Officer of the Company's predecessor, Provident Life and Accident Insurance Company of America, effective November 8, 1993. On June 30, 1999, in connection with the merger with Unum, he became President and Chief Operating Officer of the Company, relinquishing the offices of Chairman and CEO. He reassumed the offices of chairman and CEO of the Company on November 1, 1999 following the retirement of James F. Orr, III.

   Mr. Watjen became Executive Vice President, Finance of the Company on June 30, 1999 and assumed additional responsibilities for Risk Management on November 1, 1999. Prior to the merger with Unum, he was Vice Chairman effective March 26, 1997. He became Executive Vice President and Chief Financial Officer on July 1, 1994. Prior to joining the Company, he served as a Managing Director of the insurance practice of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

   Mr. Copeland became Executive Vice President and General Counsel of the Company on May 12, 1997. Prior to joining the Company, he had been a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

   Ms. Rosen became Executive Vice President of the Company on June 30, 1999. Prior to that time she had served as Executive Vice President of Unum Corporation since May 1998 and president of Unum Life Insurance Company of America (Unum America) since January 1997. Previously she served as Executive Vice President of Unum America from May 1995 to December 1996.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

   The information required by this Item is included under the captions "Compensation of Directors" and "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is included under the caption "Beneficial Ownership of Company Securities" and under the caption "Security Ownership of Directors and Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

 (a) List of Documents filed as part of this report:                  Page
   (1)  Financial Statements
        The following report and consolidated financial statements of
        UnumProvident Corporation and Subsidiaries are included in
        Item 8.
        Report of Ernst & Young LLP, Independent Auditors.............   38
        Report of PriceWaterhouseCoopers LLP, Independent Auditors......   39
        Consolidated Statements of Financial Condition at December 31,
         1999 and 1998..................................................   40
        Consolidated Statements of Operations for the three years ended
         December 31, 1999..............................................   42
        Consolidated Statements of Stockholders' Equity for the three
         years ended December 31, 1999..................................   43
        Consolidated Statements of Cash Flows for the three years ended
         December 31, 1999..............................................   44
        Notes to Consolidated Financial Statements......................   46

   (2) Schedules Supporting Financial Statements

     I.   Summary of Investments--Other than Investments in Related
          Parties......................................................    97
     II.  Condensed Financial Information of Registrant................    98
     III. Supplementary Insurance Information..........................   102
     IV.  Reinsurance..................................................   104
     V.   Valuation and Qualifying Accounts............................   105

          Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

   (3) Exhibits

     See Index to Exhibits on page 106 of this report.

 (b) Reports on Form 8-K:

Form 8-K filed on November 3, 1999, reporting third quarter 1999 financial results.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2000.


                                        UnumProvident Corporation
                                        (Registrant)


                                        By:      /s/ J. Harold Chandler
                                            --------------------------------
                                            J. Harold Chandler
                                            Chairman, President, and Chief
                                            Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                          Title                       Date
            ---------                          -----                       ----

     /s/ J. Harold Chandler        Chairman, President, and           March 29, 2000
---------------------------------   Chief Executive Officer and
       J. Harold Chandler           a Director

      /s/ Thomas R. Watjen         Executive Vice President,          March 29, 2000
---------------------------------   Finance and Risk Management
        Thomas R. Watjen

    /s/ Ralph A. Rogers, Jr.       Senior Vice President,             March 29, 2000
---------------------------------   Financial Resources
      Ralph A. Rogers, Jr.

                *                  Director                           March 29, 2000
---------------------------------
      William L. Armstrong

                *                  Director                           March 29, 2000
---------------------------------
      Ronald E. Goldsberry

                *                  Director                           March 29, 2000
---------------------------------
     Hugh O. Maclellan, Jr.

                *                  Director                           March 29, 2000
---------------------------------
         A. S. MacMillan

                *                  Director                           March 29, 2000
---------------------------------
       George J. Mitchell

                *                  Director                           March 29, 2000
---------------------------------
      Cynthia A. Montgomery

                *                  Director                           March 29, 2000
---------------------------------
       James L. Moody, Jr.


            Signature                          Title                       Date
            ---------                          -----                       ----
                *                  Director                           March 29, 2000
_________________________________
       C. William Pollard

                *                  Director                           March 29, 2000
_________________________________
        Lawrence R. Pugh

                                   Director                           March 29, 2000
_________________________________
       Steven S Reinemund

                *                  Director                           March 29, 2000
_________________________________
          Lois D. Rice

                *                  Director                           March 29, 2000
_________________________________
          John W. Rowe

                *                  Director                           March 29, 2000
_________________________________
       Burton E. Sorensen


       /s/ Susan N. Roth
*By: ____________________________  For all of the Directors           March 29, 2000
          Susan N. Roth
        Attorney-in-Fact

                      SCHEDULE I--SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                   UnumProvident Corporation and Subsidiaries

                               December 31, 1999

                                                             Amount at which
                                                              shown in the
                                                  Fair          statement
         Type of Investment             Cost      Value   of financial position
         ------------------           --------- --------- ---------------------
                                              (in millions of dollars)
Available-for-Sale Fixed Maturity
 Securities:
 Bonds
  United States Government and
   Government Agencies and
   Authorities....................... $    73.8 $    75.6       $    75.6
  States, Municipalities, and
   Political Subdivisions............     418.0     417.3           417.3
  Foreign Governments................     833.6     928.3           928.3
  Public Utilities...................   3,586.2   3,614.1         3,614.1
  Mortgage-backed Securities.........   2,831.4   2,764.7         2,764.7
  Convertible Bonds..................     100.8      98.8            98.8
  All Other Corporate Bonds..........  14,171.3  13,975.4        13,975.4
 Redeemable Preferred Stocks.........     127.3     159.0           159.0
                                      --------- ---------       ---------
   Total.............................  22,142.4 $22,033.2        22,033.2
                                      --------- =========       ---------
Held-to-Maturity Fixed Maturity
 Securities:
 Bonds
  United States Government and
   Government Agencies and
   Authorities.......................       7.2 $     7.8             7.2
  States, Municipalities, and
   Political Subdivisions............       2.1       2.2             2.1
  Mortgage-backed Securities.........     298.0     293.2           298.0
  All Other Corporate Bonds..........      16.2      15.6            16.2
                                      --------- ---------       ---------
   Total.............................     323.5 $   318.8           323.5
                                      --------- =========       ---------
Equity Securities:
 Common Stocks.......................      14.7 $    37.4            37.4
 Nonredeemable Preferred Stocks......       1.2       1.0             1.0
                                      --------- ---------       ---------
   Total.............................      15.9 $    38.4            38.4
                                      --------- =========       ---------
Mortgage Loans.......................   1,311.0                   1,278.1*
Real Estate Acquired in Satisfaction
 of Debt.............................      43.6                      35.9*
Other Real Estate....................     205.4                     175.3*
Policy Loans.........................   2,316.9                   2,316.9
Other Long-term Investments..........      26.5                      26.5
Short-term Investments...............     321.5                     321.5
                                      ---------                 ---------
                                      $26,706.7                 $26,549.3
                                      =========                 =========

--------
* Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   UnumProvident Corporation (Parent Company)

                       STATEMENTS OF FINANCIAL CONDITION

                                                               December 31
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (in millions of
                                                                dollars)
ASSETS
 Fixed Maturity Securities Available-for-Sale--at fair
  value (cost: $9.6; $9.6)................................. $   10.0  $   11.4
 Short-term Investments....................................      3.1       --
 Investment in Subsidiaries................................  7,060.8   6,803.0
 Short-term Notes Receivable from Subsidiaries.............    214.8      16.1
 Surplus Notes of Subsidiaries.............................    250.0     250.0
 Other Assets..............................................    174.5     133.5
                                                            --------  --------
  Total Assets............................................. $7,713.2  $7,214.0
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Short-term Debt from Subsidiaries......................... $   26.6  $   32.4
 Short-term Debt...........................................  1,059.4       --
 Long-term Debt............................................  1,166.5     600.0
 Other Liabilities.........................................    178.5     135.4
                                                            --------  --------
  Total Liabilities........................................  2,431.0     767.8
                                                            --------  --------

Company Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company...............    300.0     300.0
                                                            --------  --------

STOCKHOLDERS' EQUITY
 Common Stock..............................................     24.1      23.8
 Additional Paid-in Capital................................  1,028.6     959.2
 Accumulated Other Comprehensive Income (Loss).............    (18.9)    914.7
 Retained Earnings.........................................  3,957.6   4,279.2
 Treasury Stock............................................     (9.2)     (9.2)
 Deferred Compensation.....................................       --     (21.5)
                                                            --------  --------
  Total Stockholders' Equity...............................  4,982.2   6,146.2
                                                            --------  --------
  Total Liabilities and Stockholders' Equity............... $7,713.2  $7,214.0
                                                            ========  ========

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                            STATEMENTS OF OPERATIONS

                                                              Year Ended
                                                              December 31
                                                         ----------------------
                                                          1999     1998   1997
                                                         -------  ------ ------
                                                            (in millions of
                                                               dollars)
Dividends from Subsidiaries............................  $  97.0  $ 77.9 $109.9
Interest from Subsidiaries.............................     24.9    21.3   17.1
Other Income...........................................     12.8    10.4    1.3
                                                         -------  ------ ------
 Total Revenue.........................................    134.7   109.6  128.3
                                                         -------  ------ ------
Interest and Debt Expense..............................    110.3    62.7   38.7
Other Expenses.........................................     49.6     2.6    4.3
                                                         -------  ------ ------
 Total Expenses........................................    159.9    65.3   43.0
                                                         -------  ------ ------
Income (Loss) Before Federal Income Taxes and Equity in
 Undistributed Earnings (Losses) of Subsidiaries.......    (25.2)   44.3   85.3
Federal Income Taxes (Credit)..........................    (38.5)    8.1   (7.3)
                                                         -------  ------ ------
Income Before Equity in Undistributed Earnings (Losses)
 of Subsidiaries.......................................     13.3    36.2   92.6
Equity in Undistributed Earnings (Losses) of
 Subsidiaries..........................................   (196.2)  581.2  525.0
                                                         -------  ------ ------
Net Income (Loss)......................................  $(182.9) $617.4 $617.6
                                                         =======  ====== ======

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                         (in millions of
                                                            dollars)
CASH PROVIDED BY OPERATING ACTIVITIES............... $  26.0  $  11.6  $ 105.8
                                                     -------  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Sales of Short-term Investments................     2.8     13.3    108.2
 Acquisition of Business and Business Combinations..     --     146.0   (495.9)
 Cash Distribution (to) from Subsidiaries...........  (492.3)    13.3     (5.0)
 Short-term Notes Receivable from Subsidiaries......   (14.3)    20.5    (29.5)
 Surplus Notes Issued to Subsidiaries...............     --       --    (100.0)
 Other..............................................   (15.9)   (24.2)    (0.1)
                                                     -------  -------  -------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES........  (519.7)   168.9   (522.3)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Short-term Borrowings from Subsidiaries........   (27.8)     7.7     24.7
 Net Short-term Borrowings..........................   602.4      --       --
 Issuance of Long-term Debt.........................     --     600.0    725.0
 Long-term Debt Repayments..........................     --    (725.0)  (299.1)
 Issuance of Company-Obligated Mandatorily
  Redeemable Preferred Securities...................     --     300.0      --
 Redemption of Preferred Stock......................     --    (156.2)     --
 Issuance of Common Stock...........................    69.7     11.9    389.8
 Dividends Paid to Stockholders.....................  (138.9)  (139.1)  (139.2)
 Repurchase of Common Stock.........................     --     (72.7)  (286.7)
 Other..............................................     --      (6.6)     2.0
                                                     -------  -------  -------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES........   505.4   (180.0)   416.5
                                                     -------  -------  -------
INCREASE IN CASH.................................... $  11.7  $   0.5  $   --
                                                     =======  =======  =======

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1--Basis of Presentation

   The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UnumProvident Corporation and Subsidiaries.

Note 2--Surplus Notes of Subsidiaries

   At December 31, 1999 and 1998, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006, and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries' state of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.2 percent, 8.1 percent, and 7.1 percent in 1999, 1998, and 1997, respectively.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                   UnumProvident Corporation and Subsidiaries

                                           Future Policy
                                Deferred     Benefits,            Other Policy
                                 Policy       Losses,              Claims and
                               Acquisition  Claims, and  Unearned   Benefits
           Segment                Costs    Loss Expenses Premiums   Payable
           -------             ----------- ------------- -------- ------------
                                          (in millions of dollars)
Year Ended December 31, 1999

Employee Benefits.............  $  826.3     $ 5,558.6    $ 15.1    $  949.7
Individual....................     985.7      11,484.8     269.6       377.9
Voluntary Benefits............     438.0         868.0      16.4        99.7
Other.........................     141.2       5,427.7      79.5       294.8
                                --------     ---------    ------    --------
 Total........................  $2,391.2     $23,339.1    $380.6    $1,722.1
                                ========     =========    ======    ========
Year Ended December 31, 1998
 (1)

Employee Benefits.............  $  683.4     $ 5,181.0    $ 11.7    $  595.4
Individual....................     862.8      11,162.5     257.7       531.9
Voluntary Benefits............     403.2         863.5      15.4        62.8
Other.........................     111.1       4,923.3      75.6       194.8
                                --------     ---------    ------    --------
 Total........................  $2,060.5     $22,130.3    $360.4    $1,384.9
                                ========     =========    ======    ========

(Continued on following page)

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                   UnumProvident Corporation and Subsidiaries

                        (continued from preceding page)

                                             Benefits,  Amortization
                                              Claims,   of Deferred
                                     Net     Losses and    Policy       Other
                         Premium  Investment Settlement Acquisition   Operating    Premiums
        Segment          Revenue  Income (2)  Expenses     Costs     Expenses (3) Written (4)
        -------          -------- ---------- ---------- ------------ ------------ -----------
                                               (in millions of dollars)
Year Ended December 31,
 1999
Employee Benefits....... $3,900.2  $  604.9   $3,663.9     $106.6      $  855.4    $2,783.6
Individual..............  1,730.6     873.1    1,719.9       89.5         572.6     1,660.2
Voluntary Benefits......    691.6     106.6      392.7      113.0         161.8       514.3
Other...................    520.8     447.5    1,011.1      165.7          90.6       495.0
Corporate...............       --      27.6         --         --         552.3
                         --------  --------   --------     ------      --------
 Total.................. $6,843.2  $2,059.7   $6,787.6     $474.8      $2,232.7
                         ========  ========   ========     ======      ========
Year Ended December 31,
 1998
Employee Benefits....... $3,364.4  $  541.8   $2,642.6     $ 82.6      $  763.9    $2,353.7
Individual..............  1,675.4     827.8    1,682.1       74.6         591.3     1,595.9
Voluntary Benefits......    666.7      94.8      369.4       99.4         170.5       499.4
Other...................    422.5     540.0      755.6      120.9          89.0       410.9
Corporate...............       --      31.0         --         --         157.2
                         --------  --------   --------     ------      --------
 Total.................. $6,129.0  $2,035.4   $5,449.7     $377.5      $1,771.9
                         ========  ========   ========     ======      ========
Year Ended December 31,
 1997
Employee Benefits....... $2,810.1  $  507.2   $2,174.5     $ 66.7      $  699.2    $1,974.2
Individual..............  1,480.3     692.7    1,426.7       68.7         517.1     1,399.7
Voluntary Benefits......    626.6      84.5      354.2       87.8         168.4       482.7
Other...................    376.1     704.0      900.7       78.1         117.2       305.0
Corporate...............       --      27.3         --         --         101.3
                         --------  --------   --------     ------      --------
 Total.................. $5,293.1  $2,015.7   $4,856.1     $301.3      $1,603.2
                         ========  ========   ========     ======      ========

--------
(1) Information for 1998 has been reclassified to conform to the 1999 presentation.
(2) Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.
(3) Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.
(4) Excludes life insurance.

                            SCHEDULE IV--REINSURANCE

                   UnumProvident Corporation and Subsidiaries

                                                                    Percentage
                                      Ceded    Assumed                Amount
                           Gross    to Other  from Other    Net      Assumed
                           Amount   Companies Companies    Amount     to Net
                         ---------- --------- ---------- ---------- ----------
                                       (in millions of dollars)
Year Ended December 31,
 1999

Life Insurance in
 Force.................. $564,730.4 $24,936.0  $2,484.5  $542,278.9     0.5%
                         ========== =========  ========  ==========
Premium Income:
 Life Insurance......... $  1,505.4 $    69.9  $   16.9  $  1,452.4     1.2%
 Accident and Health
  Insurance.............    5,269.4     438.4     559.8     5,390.8    10.4%
                         ---------- ---------  --------  ----------
  Total................. $  6,774.8 $   508.3  $  576.7  $  6,843.2     8.4%
                         ========== =========  ========  ==========

Year Ended December 31,
 1998 (1)

Life Insurance in
 Force.................. $471,209.2 $21,235.0  $2,562.1  $452,536.3     0.6%
                         ========== =========  ========  ==========
Premium Income:
 Life Insurance......... $  1,318.3 $    66.6  $   18.6  $  1,270.3     1.5%
 Accident and Health
  Insurance.............    4,866.2     477.9     470.4     4,858.7     9.7%
                         ---------- ---------  --------  ----------
  Total................. $  6,184.5 $   544.5  $  489.0  $  6,129.0     8.0%
                         ========== =========  ========  ==========

Life Insurance in
 Force.................. $398,169.2 $22,221.2  $2,256.1  $378,204.1     0.6%
                         ========== =========  ========  ==========
Year Ended December 31,
 1997 (1)


 Life Insurance......... $  1,122.6 $    60.2  $   10.2  $  1,072.6     1.0%
 Accident and Health
  Insurance.............    4,389.8     613.0     443.7     4,220.5    10.5%
                         ---------- ---------  --------  ----------
  Total................. $  5,512.4 $   673.2  $  453.9  $  5,293.1     8.6%
                         ========== =========  ========  ==========

Premium Income:

--------
(1)Information for 1998 and 1997 has been reclassified to conform to the 1999 presentation.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                   UnumProvident Corporation and Subsidiaries

                                                           Deductions for
                           Balance  Additions  Additions  Amounts Applied
                             at     Charged to Charged to to Specific Loan Balance at
                          Beginning Costs and    Other    at Time of Sale/   End of
      Description         of Period  Expenses   Accounts    Foreclosure      Period
      -----------         --------- ---------- ---------- ---------------- ----------
                                           (in millions of dollars)
Year Ended December 31,
 1999

Mortgage loan loss
 reserve (1)............    $32.8     $ 0.1       $ --         $  --         $32.9
Real estate reserve.....    $51.2     $  --       $ --         $13.4         $37.8
Allowance for doubtful
 accounts (deducted from
 premiums Receivable and
 miscellaneous Assets)..    $ 2.9     $ 0.9       $ --         $  --         $ 3.8

Year Ended December 31,
 1998

Mortgage loan loss
 reserve (1)............    $34.9     $ 2.3       $ --         $ 4.4         $32.8
Real estate reserve
 (1)....................    $40.7     $10.5       $ --         $  --         $51.2
Allowance for doubtful
 accounts (deducted from
 premiums Receivable and
 miscellaneous Assets)..    $ 2.7     $ 0.2       $ --         $  --         $ 2.9

Year Ended December 31,
 1997

Mortgage loan loss
 reserve (1)............    $38.7     $ 3.3       $ --         $ 7.1         $34.9
Real estate reserve
 (1)....................    $36.3     $10.6       $ --         $ 6.2         $40.7
Allowance for doubtful
 accounts (deducted from
 premiums Receivable and
 miscellaneous
 Assets) (2)............    $ 1.2     $ 0.5       $1.0         $  --         $ 2.7

--------
(1) Amounts shown in additions charged to cost and expenses represent realized investment losses.
(2) Amounts shown in additions charged to other accounts represent reserves related to acquired business.

                  UnumProvident Corporation and Subsidiaries

                               INDEX TO EXHIBITS


(2.1) Agreement and Plan of Share Exchange between Provident Companies, Inc. (Provident) and Provident Life and Accident Insurance Company of America (America) (incorporated by reference to Exhibit 2.1 of Provident's Form 10-K filed for fiscal year ended December 31, 1995).

(2.2) Amended and Restated Agreement and Plan of Merger dated as of April 29, 1996 by and among Patriot Acquisition Corporation, The Paul Revere Corporation, and Provident (including exhibits thereto), (incorporated by reference to Exhibit 2.1 of Provident's Form 10-Q and Form 10-Q/A filed for fiscal quarter ended September 30, 1996).

(2.3) Agreement and Plan of Merger, dated as of November 22, 1998, between Unum Corporation (Unum) and Provident (incorporated by reference to
         Exhibit 1 of Provident's Form 8-K filed November 24, 1998).

(3.1) Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of Provident's Form 10-K for fiscal year ended December 31, 1995, as amended by Certificate of Amendment).

(3.2)    Amended and Restated Bylaws of the Company.

(4.1) Articles of Share Exchange (incorporated by reference to Provident's Form 10-K for fiscal year ended December 31, 1995).

(10.1) Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994. (incorporated by reference to Exhibit 10.3 of Provident's Form 10-K for fiscal year ended December 31, 1995).

(10.2) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994 (incorporated by reference to Exhibit 10.5 of America's From 10-K for fiscal year ended December 31, 1994), and amended by stockholders May 1, 1996 (incorporated by reference to Exhibit 10.4 of Provident's Form 10-K for fiscal year ended December 31, 1996) and as amended by stockholders May 7, 1997 (incorporated by reference to Provident's Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997) and as Restated and amended by stockholders May 6, 1998 (incorporated by reference to Provident's Form 10-Q for fiscal quarter ended June 30, 1998).*

(10.3) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America's From 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to the registrant's Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.4) Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital's) Registration Statement on Form S-1, Registration No. 33-17017).*

(10.5) Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident's Form 10-K filed for fiscal year ended December 31, 1996).

(10.6) Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to registrant's Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit
         10.15 of America's Form 10-K filed for fiscal year ended December 31,
         1993). Discontinued May 1998.

(10.7) Stock Option Plan, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 (incorporated by reference to Exhibit 10.2 of Provident's Form 10-Q for fiscal quarter ended June 30,
         1996) and as amended by stockholders on May 7, 1997 (incorporated by reference to Provident's Proxy Statement for the Annual Meeting of Stockholders held May 7, 1997).*

(10.8) Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995 (incorporated by reference to Provident's Form 10-K for fiscal year ended December 31, 1995).*

(10.9) Amended and Restated common stock Purchase Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 Plan (incorporated by reference to Exhibit 10.15 of Provident's From 10-K for fiscal year ended December 31, 1996).

(10.10) Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 Plan (incorporated by reference to Exhibit 10.16 of Provident's From 10-K for fiscal year ended December 31, 1996).

(10.11) Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident's Form 10-K for fiscal year ended December 31, 1996.)

(10.12) Provident Stock Plan of 1999, adopted by stockholders May 6, 1998 (incorporated by reference to Provident's Form 10-Q for fiscal quarter ended June 30, 1998) as amended.*

(10.13) Provident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998 (incorporated by reference to Provident's 10-Q for fiscal quarter ended June 30, 1998).*

(10.14) Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident's Form 10-Q for fiscal quarter ended September 30, 1998).

(10.15) Employment Agreement between the Company and J. Harold Chandler (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999).

(10.16) Employment Agreement between the Company and F. Dean Copeland (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999).*

(10.17) Employment Agreement between the Company and Elaine D. Rosen (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999).*

(10.18) Employment Agreement between the Company and Thomas R. Watjen (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999).*

(10.19) Employment Agreement between the Company and James F. Orr, III (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999) as amended by the Agreement dated November 1, 1999 between the Company and Mr. Orr.*

(10.20) Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for fiscal quarter ended September 30, 1999).*

(10.21)  Unum Deferred Compensation Plan (incorporated by reference to Exhibit
         10.1 of Unum 's Form 10-K for fiscal year ended December 31, 1995).*

(10.22) Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum's Form 10-K for fiscal year ended December 31, 1996).*

(10.23)  1990 Unum Long Term Stock Incentive Plan (incorporated by reference to
         Exhibit 10.4 of Unum's Form 10-K for fiscal year ended December 31,
         1998).*

(10.24)  1996 Long Term Stock Incentive Plan (incorporated by reference to
         Exhibit 10.5 of Unum's Form 10-K for fiscal year ended December 31,
         1998).*

(10.25)  Supplemental Executive Retirement Plan (incorporated by reference to
         Exhibit 10.4 to Unum's Registration Statement on Form S-1 dated June 18,1986).*

(10.26) $500.0 million Credit Agreement dated as of November 2, 1999 among the Company, the Banks listed therein, and Bank of America, National Association as Administration Agent.

(10.27) $500.0 million Revolving Credit Agreement dated October 29, 1996 between Unum and Morgan Guaranty Trust Company of New York (assumed by the Company as of June 30, 1999, in connection with the Merger).

(11) Statement re computation of per share earnings (incorporated herein by reference to "Note 11 of the Notes to Consolidated Financial Statements").

(21)     Subsidiaries of the Company.

(23.1)   Consent of Independent Auditors.

(23.2)   Consent of Independent Auditors.

(24)     Powers of Attorney.

(27)     Financial Data Schedule.
__________________________
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.