Form 10-Q
period 2000-03-31
UNUMPROVIDENT CORP
filed 2000-05-15
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                        Commission file number 1-11834

                           UnumProvident Corporation
            (Exact name of registrant as specified in its charter)

          Delaware                                     62-1598430
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     1 FOUNTAIN SQUARE                      2211 CONGRESS STREET
CHATTANOOGA, TENNESSEE 37402                PORTLAND, MAINE 04122
                   (Address of principal executive offices)

          423.755.1011                                 207.770.2211
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

Yes [X] No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                       Outstanding at March 31, 2000
                         -----                                       -----------------------------
          Common stock, $0.10 par value                                         240,492,136

                               TABLE OF CONTENTS



                                                  PART I

   Cautionary Statement Regarding Forward-Looking Statements...............................................           1

1. Financial Statements (Unaudited):

     Condensed Consolidated Statements of Financial Condition at March 31, 2000 and
       December 31, 1999...................................................................................           2

     Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999........           4

     Condensed Consolidated Statements of Stockholders' Equity for the three months ended
       March 31, 2000 and 1999.............................................................................           5

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
       2000 and 1999.......................................................................................           6

     Notes to Condensed Consolidated Financial Statements..................................................           7

     Independent Auditors' Review Report...................................................................          13

2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................          14

3. Quantitative and Qualitative Disclosure about Market Risk..............................................          25

                                                  PART II

6. Exhibits and Reports on Form 8-K........................................................................          26

   Signatures..............................................................................................          27

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in Part I of the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                 March 31             December 31
                                                                                   2000                   1999
                                                                                    (in millions of dollars)
                                                                         --------------------------------------------
                                                                                (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                                                            $22,408.4                 $22,033.2
    Held-to-Maturity                                                                  329.6                     323.5
  Mortgage Loans                                                                    1,241.4                   1,278.1
  Real Estate                                                                         191.6                     211.2
  Policy Loans                                                                      2,308.5                   2,316.9
  Short-term Investments                                                              174.0                     321.5
  Other Investments                                                                    73.8                      64.9
                                                                                  ---------                 ---------
      Total Investments                                                            26,727.3                  26,549.3

 Cash and Bank Deposits                                                               134.1                     292.4
 Accounts and Premiums Receivable                                                   1,903.9                   1,144.3
 Reinsurance Receivable                                                             5,447.2                   4,741.2
 Accrued Investment Income                                                            590.1                     543.6
 Deferred Policy Acquisition Costs                                                  2,393.8                   2,391.2
 Value of Business Acquired                                                           610.0                     534.1
 Goodwill                                                                             701.0                     706.4
 Other Assets                                                                       1,331.3                   1,085.9
 Separate Account Assets                                                              469.9                     459.1
                                                                                  ---------                 ---------
Total Assets                                                                      $40,308.6                 $38,447.5
                                                                                  =========                 =========

See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                                  March 31            December 31
                                                                                     2000                1999
                                                                                    (in millions of dollars)
                                                                          -------------------------------------------
                                                                                (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                                                         $ 1,737.2             $ 1,722.1
 Reserves for Future Policy and Contract Benefits and
   Unearned Premiums                                                                   25,572.7              23,719.7
 Other Policyholders' Funds                                                             3,165.4               3,521.8
 Federal Income Tax                                                                       360.3                 271.6
 Short-term Debt                                                                        1,211.5               1,075.0
 Long-term Debt                                                                         1,166.5               1,166.5
 Other Liabilities                                                                      1,217.9               1,229.5
 Separate Account Liabilities                                                             469.9                 459.1
                                                                                      ---------             ---------

Total Liabilities                                                                      34,901.4              33,165.3
                                                                                      ---------             ---------

Commitments and Contingent Liabilities - Note 6

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                                             300.0                 300.0
                                                                                      ---------             ---------

Stockholders' Equity
 Common Stock, $0.10 par
   Authorized:  725,000,000 shares
   Issued:  240,668,431 and 240,515,180 shares                                             24.1                  24.1
 Additional Paid-in Capital                                                             1,033.1               1,028.6
 Accumulated Other Comprehensive Income (Loss)                                             38.3                 (18.9)
 Retained Earnings                                                                      4,020.9               3,957.6
 Treasury Stock at Cost:  176,295 shares                                                   (9.2)                 (9.2)
                                                                                      ---------             ---------

Total Stockholders' Equity                                                              5,107.2               4,982.2
                                                                                      ---------             ---------

Total Liabilities and Stockholders' Equity                                            $40,308.6             $38,447.5
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                                    Three Months Ended March 31
                                                                                      2000                 1999
                                                                                (in millions of dollars, except share data)
                                                                                -----------------------------------------
Revenue
 Premium Income                                                                        $1,780.8                 $1,681.5
 Net Investment Income                                                                    552.1                    499.6
 Net Realized Investment Gains (Losses)                                                    (0.2)                     7.2
 Other Income                                                                              61.4                     80.8
                                                                                       --------                 --------
Total Revenue                                                                           2,394.1                  2,269.1
                                                                                       --------                 --------

Benefits and Expenses
 Policyholder Benefits                                                                  1,579.5                  1,502.1
 Commissions                                                                              195.6                    242.5
 Interest and Debt Expense                                                                 43.9                     32.9
 Deferral of Policy Acquisition Costs                                                    (147.2)                  (231.2)
 Amortization of Deferred Policy Acquisition Costs                                        143.6                    113.2
 Amortization of Value of Business Acquired and Goodwill                                   16.7                     42.7
 Other Operating Expenses                                                                 355.6                    403.7
                                                                                       --------                 --------
Total Benefits and Expenses                                                             2,187.7                  2,105.9
                                                                                       --------                 --------

Income Before Federal Income Taxes                                                        206.4                    163.2
Federal Income Taxes                                                                       71.9                     73.9
                                                                                       --------                 --------
Net Income                                                                             $  134.5                 $   89.3
                                                                                       ========                 ========

Net Income Per Common Share
 Basic                                                                                 $   0.56                 $   0.38
 Assuming Dilution                                                                     $   0.56                 $   0.37

Dividends Paid Per Common Share                                                        $   0.15                 $   0.14

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                             Accumulated
                                                Additional      Other
                                        Common   Paid-in    Comprehensive   Retained   Treasury     Deferred
                                        Stock    Capital    Income (Loss)   Earnings   Stock     Compensation       Total
                                                                     (in millions of dollars)
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1998             $23.8    $  959.2        $ 914.7   $4,279.2   $(9.2)           $(21.5)   $ 6,146.2

Comprehensive Loss, Net of Tax
 Net Income                                                                     89.3                                   89.3
 Change in Net Unrealized Gain
   on Securities                                                   (325.6)                                           (325.6)
 Change in Foreign Currency
   Translation Adjustment                                            (0.3)                                             (0.3)
                                                                                                                  ---------
Total Comprehensive Loss                                                                                             (236.6)
                                                                                                                  ---------

Common Stock Activity                                 10.3                                                 4.4         14.7
Dividends to Stockholders                                                      (34.0)                                 (34.0)
                                        ------    --------        -------   --------  ------            ------    ---------

Balance at March 31, 1999                $23.8    $  969.5        $ 588.8   $4,334.5   $(9.2)           $(17.1)   $ 5,890.3
                                        ======    ========        =======   ========   =====            ======    =========

Balance at December 31, 1999             $24.1    $1,028.6        $ (18.9)  $3,957.6   $(9.2)           $    -    $ 4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                    134.5                                  134.5
 Change in Net Unrealized Gain
   on Securities                                                     62.6                                              62.6
 Change in Foreign Currency
   Translation Adjustment                                            (5.4)                                             (5.4)
                                                                                                                  ---------
Total Comprehensive Income                                                                                            191.7
                                                                                                                  ---------

Common Stock Activity                                  4.5                                                              4.5
Dividends to Stockholders                                                      (71.2)                                 (71.2)
                                        ------    --------        -------   --------  ------            ------    ---------

Balance at March 31, 2000                $24.1    $1,033.1        $  38.3   $4,020.9   $(9.2)           $    -    $ 5,107.2
                                        ======    ========        =======   ========   =====            ======    =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                                               Three Months Ended March 31
                                                                                                      2000         1999
                                                                                                 (in millions of dollars)
                                                                                            -------------------------------

Net Cash Provided by Operating Activities                                              $     254.7            $   382.0
                                                                                       -----------            ---------

Cash Flows from Investing Activities
 Proceeds from Sales of Investments                                                          619.7                797.3
 Proceeds from Maturities of Investments                                                     290.6                335.9
 Purchase of Investments                                                                  (1,352.0)            (1,266.3)
 Net Purchases of Short-term Investments                                                     147.5                (58.3)
 Acquisition of Business                                                                     (88.0)                 ---
 Disposition of Business                                                                     (78.2)                 ---
 Other                                                                                       (25.1)               (19.4)
                                                                                       -----------            ---------
Net Cash Used by Investing Activities                                                       (485.5)              (210.8)
                                                                                       -----------            ---------

Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                                            12.7                 48.4
 Maturities and Benefit Payments from Policyholder Accounts                                  (45.5)              (284.3)
 Net Short-term Borrowings                                                                   136.5                112.8
 Dividends Paid to Stockholders                                                              (35.7)               (34.0)
 Other                                                                                         4.5                  9.0
                                                                                      ------------            ---------
Net Cash Provided (Used) by Financing Activities                                              72.5               (148.1)
                                                                                      ------------            ---------

Effect of Foreign Exchange Rate on Cash                                                        ---                 (0.4)
                                                                                      ------------            ---------

Net Increase (Decrease) in Cash and Bank Deposits                                           (158.3)                22.7

Cash and Bank Deposits at Beginning of Period                                                292.4                111.2
                                                                                      ------------            ---------

Cash and Bank Deposits at End of Period                                               $      134.1            $   133.9
                                                                                      ============            =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2000

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2--Merger

During the second and third quarters of 1999, the Company recognized before-tax expenses of $184.7 million related to the merger and $125.9 million for the early retirement offer to employees.

Employee related expense consisted of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist involuntarily terminated employees. Severance benefits and change in control costs were $60.2 million, and costs associated with the vesting of restricted stock were $17.5 million. The Company estimated that in total approximately 1,615 positions would be eliminated over a twelve month period beginning June 30, 1999. As of March 31, 2000, approximately all of these positions have been eliminated, and approximately $57.0 million of the estimated $60.2 million has been paid for severance benefits and change in control costs.

Exit activities related to duplicate facilities/asset abandonments consisted of closing of duplicate offices and write-off of redundant computer hardware and software. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of March 31, 2000, $3.8 million of this estimated liability has been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $41.8 million during 1999. Approximately $40.9 million of the $41.8 million of assets have been removed from service as of March 31, 2000. As of March 31, 2000, the investment banking, legal, and accounting fees of $39.6 million have been paid.

UnumProvident Corporation and Subsidiaries

March 31, 2000

Note 2--Merger (Continued)

The results of operations for the separate companies and the combined amounts for the periods prior to the merger were as follows:

                                                                                Three Months Ended
                                                                                  March 31, 1999
                                                                            ( in millions of dollars)
                                                                        --------------------------------
Revenue
 Unum                                                                               $1,280.7
 Provident                                                                             988.4
                                                                                    --------
 Combined Revenue                                                                   $2,269.1
                                                                                    ========

Net Income
 Unum                                                                               $   15.5
 Provident                                                                              73.8
                                                                                    --------
 Combined Net Income                                                                $   89.3
                                                                                    ========

Unum's net income for the three months ended March 31, 1999 includes after tax first quarter charges of $88.0 million related to its reinsurance operations. See the Company's report on Form 10-K for the year ended December 31, 1999 for further discussion.

Note 3--Stockholders' Equity and Earnings Per Common Share

In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income per common share is determined as follows:

                                                                              Three Months Ended March 31
                                                                                2000              1999
                                                                           ( in millions, except share data)
                                                                         -----------------------------------

Numerator
 Net Income                                                                     $    134.5        $     89.3
                                                                                ==========        ==========

Denominator (000s)
 Weighted Average Common Shares - Basic                                          240,594.0         237,785.4
 Dilutive Securities                                                                 791.4           4,467.8
                                                                                ----------        ----------
 Weighted Average Common Shares -
  Assuming Dilution                                                              241,385.4         242,253.2
                                                                                ==========        ==========

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Approximately 12.3 million options for the three month period ended March 31, 2000, were not considered dilutive due to the options being out-of-the-money. Out-of-the-money options for the three months ended March 31, 1999 were immaterial.

UnumProvident Corporation and Subsidiaries

March 31, 2000

Note 4--Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of deferred tax, are as follows:

                                                                              March 31              December 31
                                                                                2000                    1999
                                                                                  (in millions of dollars)
                                                                      ----------------------------------------------
Net Unrealized Gain on Securities                                             $ 82.4                   $ 19.8
Foreign Currency Translation Adjustment                                        (44.1)                   (38.7)
                                                                              ------                   ------
Accumulated Other Comprehensive Income (Loss)                                 $ 38.3                   $(18.9)
                                                                              ======                   ======

The components of comprehensive income (loss) and the related deferred tax are as follows:

                                                                                Three Months Ended March 31
                                                                                   2000              1999
                                                                                 (in millions of dollars)
                                                                      ---------------------------------------------
Net Income                                                                            $134.5                $  89.3
                                                                                      ------                -------

Change in Net Unrealized Gain on Securities:
   Change Before Reclassification Adjustment                                            97.5                 (496.3)
   Reclassification Adjustment for Net Realized Investment
      (Gains) Losses Included in Net Income                                              0.2                   (7.2)
Change in Foreign Currency Translation Adjustment                                       (5.7)                   2.9
                                                                                      ------                -------
                                                                                        92.0                 (500.6)
Change in Deferred Tax                                                                  34.8                 (174.7)
                                                                                      ------                -------
Other Comprehensive Income (Loss)                                                       57.2                 (325.9)
                                                                                      ------                -------

Comprehensive Income (Loss)                                                           $191.7                $(236.6)
                                                                                      ======                =======

UnumProvident Corporation and Subsidiaries

March 31, 2000

Note 5--Segment Information

Selected data by segment is as follows:

                                                                                Three Months Ended March 31
                                                                                    2000             1999
                                                                                 (in millions of dollars)
                                                                      ---------------------------------------------
Premium Income
 Employee Benefits                                                                   $1,005.9              $  953.3
 Individual                                                                             469.1                 433.1
 Voluntary Benefits                                                                     181.8                 171.2
 Other                                                                                  124.0                 123.9
                                                                                     --------              --------
                                                                                      1,780.8               1,681.5
Net Investment Income and Other Income
 Employee Benefits                                                                      206.5                 176.8
 Individual                                                                             247.2                 227.5
 Voluntary Benefits                                                                      29.4                  26.6
 Other                                                                                  119.4                 141.4
 Corporate                                                                               11.0                   8.1
                                                                                     --------              --------
                                                                                        613.5                 580.4
Total Revenue (Excluding Net Realized
Investment Gains and Losses)
 Employee Benefits                                                                    1,212.4               1,130.1
 Individual                                                                             716.3                 660.6
 Voluntary Benefits                                                                     211.2                 197.8
 Other                                                                                  243.4                 265.3
 Corporate                                                                               11.0                   8.1
                                                                                     --------              --------
                                                                                      2,394.3               2,261.9
Benefits and Expenses
 Employee Benefits                                                                    1,104.3                 964.6
 Individual                                                                             632.9                 579.9
 Voluntary Benefits                                                                     171.6                 166.3
 Other                                                                                  228.5                 326.4
 Corporate                                                                               50.4                  68.7
                                                                                     --------              --------
                                                                                      2,187.7               2,105.9
Income (Loss) Before Net Realized Investment
 Gains and Losses and Federal Income Taxes
 Employee Benefits                                                                      108.1                 165.5
 Individual                                                                              83.4                  80.7
 Voluntary Benefits                                                                      39.6                  31.5
 Other                                                                                   14.9                 (61.1)
 Corporate                                                                              (39.4)                (60.6)
                                                                                     --------              --------
                                                                                        206.6                 156.0
Net Realized Investment Gains (Losses)                                                   (0.2)                  7.2
                                                                                     --------              --------
Income Before Federal Income Taxes                                                      206.4                 163.2
Federal Income Taxes                                                                     71.9                  73.9
                                                                                     --------              --------
Net Income                                                                           $  134.5              $   89.3
                                                                                     ========              ========

UnumProvident Corporation and Subsidiaries

March 31, 2000

Note 6--Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against the Company--one purporting to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. A hearing to determine class certification was heard on December 20, 1999 in Massachusetts state court. The court certified a class for the independent brokers and has denied class certification for the career agents. The Company appealed the class certification for the independent brokers, but the appeal was denied. A tentative trial date of January 2001 has been set. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Superior Court agree with the plaintiff's interpretation of the contracts. The Company believes that it has strong defenses to both lawsuits and plans to vigorously defend its position.

In addition, the same plaintiff's attorney who has filed the purported class action lawsuits has filed 47 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 16 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court has denied 14 of those motions and granted two. The Company is appealing the denial of the 14. The Company believes that it has strong defenses and plans to vigorously defend its position in these cases. Although the alleged class action lawsuits and individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint. On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident for the Company's stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance and pricing policies, the Company's merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger. On April 10, 2000, the defendants filed a motion to dismiss the complaints. Plaintiff's response to the motion to dismiss has not been filed. To date, no class has been certified, and no defendant has answered any complaint. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

UnumProvident Corporation and Subsidiaries

March 31, 2000

Note 6--Commitments and Contingent Liabilities (Continued)

In certain reinsurance pools associated with the Company's reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company or the Company's subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims, but it is unclear what exposure the Company or its subsidiaries may ultimately have to share in the losses of pool members or reinsurers because of the subsidiaries' activities in placing insurance or otherwise.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 7--Change in Accounting Principle

Effective January 1, 2000, the Company adopted the provisions of Statement of Position 98-7 (SOP 98-7), Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk. SOP 98-7 provides guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. The effect of the adoption of SOP 98-7 on the Company's financial position and results of operations was immaterial.

Note 8--Subsequent Events

On April 18, 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes are due in April 2001 and were issued to refinance other short-term debt. The notes had an initial interest rate of 7.03 percent.

                      Independent Auditors' Review Report


Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, stockholders' equity, and cash flows for the three month periods ended March 31, 2000 and 1999. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to condensed consolidated financial statements. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim information of the former Unum Corporation and Subsidiaries whose revenues for the three month period ended March 31, 1999 constituted 56 percent of the related consolidated totals.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 9, 2000, except for Note 17, for which the date is March 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


     /s/ ERNST & YOUNG LLP
     ---------------------

Chattanooga, Tennessee
May 3, 2000

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

The following should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and the with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item I and Part II, Items 6, 7, 7A, and 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Management believes that the trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are important for investors to assess in their analysis of the Company's operating results. The trends in new sales are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales and renewals of existing business. The Company's long-term financial objectives, which balance growth and profitability, are to achieve sales growth of 10 to 12 percent per year, earnings per share growth of 12 to 14 percent per year, and a return on equity of 14 to 16 percent per year.

Consolidated Operating Results

(in millions of dollars)

                                                                       Three Months Ended March 31
                                                                        2000        1999       % Change
                                                              -------------------------------------------
Premium Income                                                      $1,780.8       $1,681.5           5.9 %
Net Investment Income                                                  552.1          499.6          10.5
Other Income                                                            61.4           80.8         (24.0)
                                                                    --------       --------
Total Revenue                                                        2,394.3        2,261.9           5.9
Benefits and Expenses                                                2,187.7        2,105.9           3.9
                                                                    --------       --------
Income Before Federal Income Taxes and
   Net Realized Investment Gains and Losses                            206.6          156.0          32.4
Federal Income Taxes                                                    72.0           71.4           0.8
                                                                    --------       --------
Income Before Net Realized Investment Gains and Losses                 134.6           84.6          59.1
Net Realized Investment Gains (Losses)                                  (0.1)           4.7           N.M.
                                                                    --------       --------
Net Income                                                          $  134.5       $   89.3          50.6
                                                                    ========       ========

      N.M. = not a meaningful percentage

During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off and recognized a before-tax charge of $101.1 million ($88.0 million after tax) in the first quarter of 1999. The charge was recorded in the Other segment as a $72.6 million increase in the reserve for future benefits and a $1.5 million reduction in other income and in the Corporate segment as a $27.0 million increase in other operating expenses related to the write-off of goodwill.

A portion of the losses recognized in 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the 1999 effective tax rate.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                                                         Three Months Ended March 31
                                                                         2000            1999     % Change
                                                               ---------------------------------------------
Premium Income
 Group Long-term Disability                                          $  518.0        $  498.1            4.0%
 Group Short-term Disability                                            124.4           111.2           11.9
 Group Life                                                             302.9           287.0            5.5
 Accidental Death & Dismemberment                                        46.9            47.7           (1.7)
 Group Long-term Care                                                    13.7             9.3           47.3
                                                                     --------        --------
Total Premium Income                                                  1,005.9           953.3            5.5
Net Investment Income                                                   170.4           144.0           18.3
Other Income                                                             36.1            32.8           10.1
                                                                     --------        --------
Total Revenue                                                         1,212.4         1,130.1            7.3
                                                                     --------        --------
Benefits and Change in Reserves                                         831.4           732.0           13.6
Commissions                                                              88.7            80.3           10.5
Deferral of Policy Acquisition Costs                                    (64.4)          (75.6)         (14.8)
Amortization of Deferred Policy Acquisition Costs                        48.3            25.1           92.4
Other Operating Expenses                                                200.3           202.8           (1.2)
                                                                     --------        --------
Total Benefits and Expenses                                           1,104.3           964.6           14.5
                                                                     --------        --------
Income Before Federal Income Taxes and
   Net Realized Investment Gains and Losses                          $  108.1        $  165.5          (34.7)
                                                                     ========        ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

New sales declined in the fourth quarter of 1999 compared to the 1998 fourth quarter and in the first quarter of 2000 compared to the first quarter of 1999. Employee Benefits new annualized sales, on a submitted date basis, decreased
46.0 percent to $134.0 million in the first quarter of 2000 from $248.3 million in the first quarter of 1999. On an effective date basis, sales decreased 37.3 percent to $340.3 million in the first quarter of 2000 from $542.5 million in the first quarter of 1999. Sales related to employee benefits can fluctuate significantly from quarter to quarter due to large case size and timing of sales submissions. Several factors contributed to the decrease in sales, including rate increases and turnover in the field sales force. The Company has a number of initiatives underway to help restore sales momentum, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups work with the Company's sales force to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will favorably impact future sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability which will likely lead to lower long-term sales growth than historically experienced by the Company.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred acquisition costs. Actual persistency experienced during the first quarter of 2000 for group disability, group life, and accidental death and dismemberment products compared unfavorably to the persistency expected, resulting in additional amortization of $18.6 million during the first quarter of 2000. The adverse persistency was due to large case terminations and an aggressive 2000 renewal program that is heavily concentrated in the first quarter. It is expected that persistency in 2000 will continue to be lower than historical levels for group disability as well as group life. The Company's 2000 renewal program has been successful at renewing profitable business, while less profitable business has been terminated. It is expected that the additional premium and related profits associated with this renewal activity will emerge over the next six quarters. The impact of the renewal program in the first quarter of 2000 was a reduction in income due to the additional amortization related to the resultant adverse persistency with little recognition of the premium income that will occur over time from the renewal program.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $30.1 million in the first quarter of 2000 compared to $25.8 million in the first quarter of 1999.

Group Disability

Group disability revenue was $790.0 million in the first quarter of 2000 compared to $735.6 million in the first quarter of 1999. First quarter new annualized sales for group long-term disability on a submitted date basis were $63.5 million in 2000 and $105.6 million in 1999. New annualized sales for group short-term disability were $22.3 million in the first quarter of 2000 as compared to $44.6 million in the first quarter of 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $134.8 million and $61.4 million in the first quarter of 2000 and $231.8 million and $97.7 million in the first quarter of 1999. A critical part of the Company's strategy for group disability during 2000 involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. However, the high terminations and slow sales have decreased the earned premium growth compared to that experienced during 1999. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Net investment income is expected to continue to increase due to the increase in the level of invested assets allocated to this line of business, the increased duration on new investments, and the higher interest rate environment.

Group disability reported income of $56.3 million for the first quarter of 2000 compared to $105.5 million for the first quarter of 1999. Positive impacts on income were the revenue increase and an improvement in the operating expense ratio due to cost savings resulting from the merger. Offsetting these increases was a higher benefit ratio in the first quarter of 2000 as compared to 1999, which has increased due to the higher reserve factors for new claims and due to slower earned premium growth over the past few quarters. The fundamentals underlying risk results in the group disability line continue to exhibit improvements as the integration of the claims organization continues. The paid claim incidence for long-term disability compares favorably to the first quarter of 1999 due to lower claim acceptance rates, and submitted claim incidence has moved upward only slightly. The benefit ratio for short-term disability is up over the first quarter of 1999 due to an increase in the average weekly indemnity and a slight increase in paid claim incidence. The submitted claim incidence for short-term disability has improved from that experienced in the first quarter of 1999.

Also contributing to the decline in income was the increase in the amortization of deferred policy acquisition costs for the first quarter of 2000. This increase resulted from $13.8 million of additional amortization necessitated by the higher level of terminations for long-term and short-term disability experienced during the first quarter of 2000 than expected at the time the business was written.

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

During the first quarter of 1999, those claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for the first quarter of 1999 to be 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience was 89 percent for the first quarter of 1999. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 before-tax income for the group long-term disability line of business would have been negatively impacted by $11.8 million. The effect of integration activities on new claim resolution rates is not expected to be material during 2000. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion.

As discussed under "Cautionary Statement Regarding Forward-Looking Statements," certain risks and uncertainties are inherent in the Company's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at or above the levels experienced in 1999 and 1998. Therefore, management continues to monitor claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. However, given the competitive market conditions for the Company's disability products, it is uncertain whether pricing actions can mitigate the entire effect.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $50.0 million in the first quarter of 2000 compared to $58.5 million in the first quarter of 1999. New annualized sales on a submitted date basis decreased to $48.2 million in the first quarter of 2000 as compared to the $98.1 million reported in the first quarter of 1999. On an effective date basis, new annualized sales were $144.1 million in the first quarter of 2000 compared to $213.0 million for the same period last year.

Group life and long-term care reported increases in revenue due to the increase in premium income and net investment income, while accidental death and dismemberment reported a very slight decline in revenue. Group life and accidental death and dismemberment reported a slightly unfavorable benefit ratio compared to the prior year first quarter, due primarily to an increase in both the mortality incidence and waiver incidence for group life. Group long-term care reported an unfavorable benefit ratio for the first quarter of 2000 compared to the first quarter of 1999 due to an increase in submitted claim incidence. Paid claim incidence compares favorably with the prior year first quarter. The net claim resolution rate compares unfavorably to the resolution rate for the first quarter of 1999, but has improved from the fourth quarter of 1999 and is also above the average rate for all of 1999.

The amortization of deferred policy acquisition costs for the first quarter of 2000 includes $4.8 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during the first quarter of 2000 than expected at the time the policies were written. The operating expense ratio compared favorably to the 1999 first quarter ratio due to cost savings resulting from the merger.

Individual Segment Operating Results

(in millions of dollars)

                                                                         Three Months Ended March 31
                                                                         2000           1999     % Change
                                                               --------------------------------------------
Premium Income
 Individual Disability                                                 $418.2         $391.3           6.9 %
 Individual Life                                                         21.7           22.6           (4.0)
 Individual Long-term Care                                               29.2           19.2           52.1
                                                                       ------         ------
Total Premium Income                                                    469.1          433.1            8.3
Net Investment Income                                                   232.6          209.3           11.1
Other Income                                                             14.6           18.2          (19.8)
                                                                       ------         ------
Total Revenue                                                           716.3          660.6            8.4
                                                                       ------         ------
Benefits and Change in Reserves                                         474.9          416.1           14.1
Commissions                                                              67.0           69.6           (3.7)
Deferral of Policy Acquisition Costs                                    (52.5)         (50.6)           3.8
Amortization of Deferred Policy Acquisition Costs                        25.6           23.0           11.3
Other Operating Expenses                                                117.9          121.8           (3.2)
                                                                       ------         ------
Total Benefits and Expenses                                             632.9          579.9            9.1
                                                                       ------         ------
Income Before Federal Income Taxes and
 Net Realized Investment Gains and Losses                              $ 83.4         $ 80.7            3.3
                                                                       ======         ======

The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $26.5 million in the first quarter of 2000 compared to $33.9 million in the first quarter of 1999. As discussed in the "Employee Benefits Segment Operating Results," several factors have contributed to the decrease in sales. However, the persistency of existing individual disability income business continued to be favorable during 1999 and the first quarter of 2000. The Company is developing a new portfolio of individual disability products for release in the second half of 2000. This product line will consolidate the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio will utilize a modular approach offering customers a range of product options and features. This portfolio has been designed to combine the best features from prior Company offerings and will include return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability income line will grow on a year-over-year basis as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of the sales initiatives discussed under "Employee Benefits Segment Operating Results."

Revenue was $635.6 million for the first quarter of 2000 compared to $588.6 million in the same period of 1999. The growth in 2000 revenue was driven primarily by the growth in premium income as well as net investment income. Premium income in the first quarter of 2000 included $24.7 million from an inforce block of individual disability business reinsured effective January 1, 2000.

Income in the individual disability line of business was $72.4 million in the first quarter of 2000, an increase of 1.1 percent over the prior year quarter. This line reported an increase in the benefit ratio for the first quarter of 2000 compared to the first quarter of 1999 due to a high incidence of new claims in the Canadian operations as well as a slightly increased average new claim size in the U.S. operations. Both submitted and paid claim incidence for the U.S. operations were down relative to the first quarter of 1999. The claim resolution rate for the first quarter of 2000 compares favorably with the same period of 1999 and with the fourth quarter of 1999. Individual disability benefited from higher net investment income and an improved commission and operating expense ratio for first quarter 2000 as compared to first quarter 1999.

As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million before-tax charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised claim resolution rates for the first quarter of 1999 to be 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company in the first quarter of 1999 was 89 percent. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 before-tax operating income for the individual disability line of business would have been negatively impacted by $23.8 million. The effect of integration activities on new claim resolution rates is not expected to be material during 2000. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion.

Individual Life and Long-term Care

The individual long-term care line of business reported increased premium income for the first quarter of 2000 compared to the same period of 1999, primarily due to new sales growth for individual long-term care. New annualized sales for long-term care were $10.8 million for the first quarter of 2000. For the comparable period of 1999, new sales were $7.6 million. The Company expects the strong sales momentum in individual long-term care to continue. Individual life reported both new sales and premium income slightly lower than the prior year first quarter.

Income in the individual life and long-term care lines of business was $11.0 million for the first quarter of 2000 compared to $9.1 million for the same period of 1999. Individual long-term care reported an improvement in the first quarter 2000 benefit ratio as compared to the same quarter last year. The first quarter 2000 benefit ratio for individual life compared unfavorably to the 1999 first quarter ratio, but the operating expense ratio for both lines of business improved relative to the 1999 first quarter ratio.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                                                         Three Months Ended March 31
                                                                         2000           1999     % Change
                                                               --------------------------------------------
Premium Income                                                         $181.8         $171.2           6.2 %
Net Investment Income                                                    27.9           24.9           12.0
Other Income                                                              1.5            1.7          (11.8)
                                                                       ------         ------
Total Revenue                                                           211.2          197.8            6.8
                                                                       ------         ------
Benefits and Change in Reserves                                         107.6           96.3           11.7
Commissions                                                              30.7           34.9          (12.0)
Deferral of Policy Acquisition Costs                                    (30.0)         (37.0)         (18.9)
Amortization of Deferred Policy Acquisition Costs                        25.4           27.0           (5.9)
Other Operating Expenses                                                 37.9           45.1          (16.0)
                                                                       ------         ------
Total Benefits and Expenses                                             171.6          166.3            3.2
                                                                       ------         ------
Income Before Federal Income Taxes and
   Net Realized Investment Gains and Losses                            $ 39.6         $ 31.5           25.7
                                                                       ======         ======

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $211.2 million in the first quarter of 2000 from $197.8 million in the first quarter of 1999 primarily due to the increase in premium income which was attributable to sales growth and favorable persistency. New annualized sales for the first quarter of 2000 were $63.3 million, an increase of 7.7 percent over the comparable prior year period. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results." However, these sales are not necessarily indicative of the levels that may be attained in the future. The investment income growth was due to the repositioning of the investment portfolio subsequent to the merger.

The $8.1 million increase in income for the first quarter of 2000 over the first quarter of 1999 was primarily due to the increase in premium income in all of the product lines, increased investment income, and favorable commission and operating expense ratios. The improvement in the operating expense ratio is attributable to costs savings resulting from the merger. The first quarter benefit ratio was unfavorable compared with the first quarter of 1999. The primary drivers were poor mortality results in the life product line and a slightly higher loss ratio in the accident, sickness, and disability product line.

Other Segment Operating Results

(in millions of dollars)

                                                                        Three Months Ended March 31
                                                                         2000          1999     % Change
                                                               -------------------------------------------
Premium Income                                                         $124.0        $123.9            0.1%
Net Investment Income                                                   113.3         113.5           (0.2)
Other Income                                                              6.1          27.9            N.M.
                                                                       ------        ------
Total Revenue                                                           243.4         265.3           (8.3)
Benefits and Expenses                                                   228.5         326.4          (30.0)
                                                                       ------        ------
Income (Loss) Before Federal Income Taxes and
   Net Realized Investment Gains and Losses                            $ 14.9        $(61.1)           N.M.
                                                                       ======        ======

The Other operating segment includes results from reinsurance pools and management and other products no longer actively marketed, including corporate-owned life insurance, group pension, health insurance, and individual annuities. It is expected that revenue and earnings in this segment will decline over time as these business lines wind down. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

The reinsurance pools and management reported a gain of $0.1 million for the first quarter of 2000 compared to a loss of $74.0 million in the first quarter of 1999. The 1999 loss was the result of the $74.1 million charge related to the decision to exit the reinsurance operations. Premium income was $101.1 million compared to $103.8 million in the first quarter of 1999. These results are consistent with the strategy which the Company implemented during 1999 to limit participation in Lloyd's year 2000 underwriting risks, manage the run-off of the Company's risk participation in open years of account of Lloyd's reinsurance syndicates, discontinue the accident reinsurance business in London beginning in year 2000, sell the reinsurance management operations of the A&H and LTC reinsurance facilities, and reinsure the Company's risk participation in these facilities. See previous discussion under "Consolidated Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

In the fourth quarter of 1998, the Company recorded a $2.4 million before-tax charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, first quarter 1999 before-tax earnings for the reinsurance pools and management line of business would have been negatively impacted by $0.6 million.

Corporate Segment Operating Results

The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Revenue in the Corporate segment was $11.0 million in the first quarter of 2000 and $8.1 million in the first quarter of 1999. The Corporate segment reported a loss of $39.4 million in the first quarter compared to a loss of $60.6 million in the first quarter of 1999. Interest and debt expense was $43.9 million in the first quarter of 2000 compared to $32.9 million for the first quarter of 1999 due to increased corporate borrowings. The Company recorded a before-tax write-down of goodwill of $27.0 million in the 1999 first quarter related to its decision to exit the reinsurance operations.

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

During 1999 and continuing into the first quarter of 2000, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments. This program was approximately 90 percent complete as of March 31, 2000, with total completion expected by the end of the second quarter. Management believes this strategy will reduce its vulnerability to interest rate risk in the future and anticipates that, as a result, investment income may increase on an annualized basis approximately $40 million.

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.3 billion and $3.1 billion on an amortized cost basis at March 31, 2000, and at December 31, 1999, respectively. At March 31, 2000, the mortgage-backed securities had an average life of 12.5 years and effective duration of 10.3 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

The Company's exposure to below-investment-grade fixed maturity securities at March 31, 2000, was $2,028.5 million, representing 7.6 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $2,147.4 million at December 31, 1999, representing 8.1 percent of invested assets.

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,241.4 million and $1,278.1 million at March 31, 2000, and December 31, 1999, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes allowances for probable mortgage loan losses based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low in 2000 and 1999, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future.

At March 31, 2000, and December 31, 1999, impaired loans totaled $18.0 million and $18.1 million, respectively. Included in the impaired loans at March 31, 2000 were $6.6 million of loans which had a related, specific allowance for probable losses of $2.4 million and $11.4 million of loans which had no related, specific allowance for probable losses. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $8.7 million at March 31, 2000 and December 31, 1999, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the three and twelve month periods ended March 31, 2000, and December 31, 1999.

Real estate was $191.6 million and $211.2 million at March 31, 2000, and December 31, 1999. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $63.4 million at March 31, 2000, and $79.4 million at December 31, 1999.

Allowances for probable losses on mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. The allowance for probable losses on mortgage loans and real estate was $32.9 million and $37.8 million, respectively, at March 31, 2000. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

Other

The Company's exposure to non-current investments totaled $23.0 million at March 31, 2000, or 0.1 percent of invested assets. These non-current investments are comprised of foreclosed real estate and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company utilizes interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $254.7 million for the three months ended March 31, 2000, as compared to $382.0 million in the comparable period in 1999.

The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements, excluding the strain placed on capital as a result of the charges recorded in connection with the merger. As a result of the effect on capital during 1999 of the merger related charges, the Company raised approximately $500 million through the debt markets during the fourth quarter of 1999 by securing $200 million of one-year bank debt and by issuing commercial paper. The Company is exploring alternative financing sources to further increase its financial flexibility. The Company intends to file a shelf registration during the first half of 2000 in order to provide
funding flexibility through the issuance of debt and equity securities.   Any
funding will be used to refinance short-term debt on a long-term basis and to fund internal expansion, acquisitions, investment opportunities, and the retirement of the Company's debt and equity. During 1999, the Company raised approximately $700 million of capital in the debt markets.

In 1997, the Company borrowed $168.3 million through a private placement. Under the terms of the agreement, the investor exercised the right to redeem the private placement at par value during the second quarter of 1999. The Company refinanced this debt by issuing $200.0 million of variable rate medium-term notes in June 1999, due in June 2000. The notes had an interest rate of 6.12 percent at March 31, 2000.

At March 31, 2000, the Company had short-term and long-term debt totaling $1,211.5 million and $1,166.5 million, respectively. At March 31, 2000, approximately $346.8 million was available for additional financing under the existing revolving credit facilities. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer-term securities.

In April 2000, the Company issued $200.0 million of variable rate notes, due in April 2001, in a privately negotiated transaction. The notes were used to refinance other short-term debt and had an initial interest rate of 7.03 percent.

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

-----------------------------------------------------------------------------------------------------------------------------
                                             S&P                    Moody's              Duff & Phelps            AM Best
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
-----------------------------------------------------------------------------------------------------------------------------
    Senior Debt                         A- (Strong)            A3  (Upper Medium               A-                Not Rated
                                                                    Grade)             (Investment Grade)

-----------------------------------------------------------------------------------------------------------------------------
    Junior Subordinated Debt             BBB (Good)          Baa1  (Medium Grade)             BBB+               Not Rated
                                                                                       (Investment Grade)
-----------------------------------------------------------------------------------------------------------------------------
    Commercial Paper                     A-2 (Good)             Prime-2 (Strong            Not Rated             Not Rated
                                                                   Ability)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident        AA- (Very Strong)       A1  (Good Financial          AA-(Secure/         A+ (Superior)
                                                                  Security)            Investment Grade)
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty            Not Rated                Not Rated                Not Rated          A+ (Superior)
-----------------------------------------------------------------------------------------------------------------------------
    Provident National Assurance         Not Rated           A1  (Good Financial          AA-(Secure/         A+ (Superior)
                                                                  Security)            Investment Grade)
-----------------------------------------------------------------------------------------------------------------------------
    Unum Life of America             AA- (Very Strong)       A1  (Good Financial           Not Rated          A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    First Unum Life                  AA- (Very Strong)       A1  (Good Financial           Not Rated          A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident         AA- (Very Strong)       A1  (Good Financial           Not Rated          A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                 AA- (Very Strong)       A1  (Good Financial          AA-(Secure/         A+ (Superior)
                                                                  Security)            Investment Grade)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable             AA- (Very Strong)       A1  (Good Financial           Not Rated          A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Protective           AA- (Very Strong)       A1  (Good Financial           Not Rated          A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------

Year 2000 Date Conversion

As are many other businesses in this country and abroad, the Company is affected in numerous ways, both by its own computer information systems and by third parties with which it has business relationships, in the processing of date data relating to the year 2000 and beyond. Failure to have adequately addressed and substantially resolved year 2000 issues could have had, and as to mission critical systems in certain circumstances would have had, a material adverse effect on the Company's business, results of operations, or financial condition. While there can be no assurance as to its long-term success, the Company completed a project which was intended and designed to avoid and/or mitigate any such material adverse effect from year 2000 issues. The Company's program for the year 2000 was organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing, and deployment. The program continues to monitor systems for year 2000 issues, including the ability to properly handle the dates of June 30, October 10, and December 31, 2000 and February 28 and December 31, 2001. To date, no material issues have been identified.

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

Since inception of the project, the Company has expensed approximately $33.2 million through March 31, 2000, in connection with incremental cost of the year 2000 project and estimates an additional $0.8 million of expense during the remainder of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 1999. During the first three months of 2000, there was no substantive change to the Company's market risk or the management of such risk.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

     Exhibit 15   Letter re: Unaudited interim financial information

     Exhibit 27   Financial data schedules (for SEC use only)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UnumProvident Corporation
                                      (Registrant)

Date: May 12, 2000         /s/ J. Harold Chandler
                           -----------------------------------------------------
                           J. Harold Chandler
                           Chairman, President, and Chief Executive Officer


Date: May 12, 2000         /s/ Thomas R. Watjen
                           -----------------------------------------------------
                           Thomas R. Watjen
                           Executive Vice President, Finance and Risk Management