Form 10-Q
period 2000-06-30
UNUMPROVIDENT CORP
filed 2000-08-11
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                                 423.755.1011
             (Registrant's telephone number, including area code)


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

Yes   X    No
     ---       ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at June 30, 2000
-------------------------------------      -----------------------------------
Common stock, $0.10 par value                           240,657,154

                               TABLE OF CONTENTS


                                     PART I


   Cautionary Statement Regarding Forward-Looking Statements.............     1

1. Financial Statements (Unaudited):

   Condensed Consolidated Statements of Financial Condition at June 30,
    2000 and December 31, 1999...........................................     2

   Condensed Consolidated Statements of Operations for the three and six
    months ended June 30, 2000 and 1999..................................     4

   Condensed Consolidated Statements of Stockholders' Equity for the six
    months ended June 30, 2000 and 1999..................................     5

   Condensed Consolidated Statements of Cash Flows for the six months
    ended June 30, 2000 and 1999.........................................     6

   Notes to Condensed Consolidated Financial Statements..................     7

   Independent Auditors' Review Report...................................    14

2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................    15

3. Quantitative and Qualitative Disclosure about Market Risk.............    29


                                    PART II


4. Submission of Matters to a Vote of Security Holders...................    30

6. Exhibits and Reports on Form 8-K......................................    31

   Signatures............................................................    32

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

   . Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

   . Reorganization of the Company's field sales force and integrated product offerings may take longer than originally expected and may adversely impact new sales and renewals longer than originally expected.

   . Costs or difficulties related to the integration of the business of the Company following the merger may be greater than expected, including costs or difficulties related to the management of claims, and some aspects related to the integration of the business may take longer than expected.

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

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                      June 30             December 31
                                                                                        2000                  1999
                                                                                           (in millions of dollars)
                                                                              --------------------------------------------
                                                                                    (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                                                                $22,205.5             $22,033.2
    Held-to-Maturity                                                                      335.6                 323.5
  Mortgage Loans                                                                        1,231.3               1,278.1
  Real Estate                                                                             165.7                 211.2
  Policy Loans                                                                          2,264.5               2,316.9
  Short-term Investments                                                                  161.0                 321.5
  Other Investments                                                                        60.0                  64.9
                                                                                      ---------             ---------
      Total Investments                                                                26,423.6              26,549.3

 Cash and Bank Deposits                                                                   110.3                 292.4
 Accounts and Premiums Receivable                                                       1,933.6               1,144.3
 Reinsurance Receivable                                                                 5,243.8               4,741.2
 Accrued Investment Income                                                                610.2                 543.6
 Deferred Policy Acquisition Costs                                                      2,413.0               2,391.2
 Value of Business Acquired                                                               600.9                 534.1
 Goodwill                                                                                 695.1                 706.4
 Other Assets                                                                           1,307.8               1,085.9
 Separate Account Assets                                                                  447.9                 459.1
                                                                                      ---------             ---------

Total Assets                                                                          $39,786.2             $38,447.5
                                                                                      =========             =========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                       June 30             December 31
                                                                                        2000                  1999
                                                                                          (in millions of dollars)
                                                                               -------------------------------------------
                                                                                    (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                                                         $ 1,831.9             $ 1,722.1
 Reserves for Future Policy and Contract Benefits and
   Unearned Premiums                                                                   25,395.1              23,719.7
 Other Policyholders' Funds                                                             2,955.2               3,521.8
 Federal Income Tax                                                                       325.7                 271.6
 Short-term Debt                                                                        1,039.2               1,075.0
 Long-term Debt                                                                         1,166.5               1,166.5
 Other Liabilities                                                                      1,240.9               1,229.5
 Separate Account Liabilities                                                             447.9                 459.1
                                                                                      ---------             ---------

Total Liabilities                                                                      34,402.4              33,165.3
                                                                                      ---------             ---------

Commitments and Contingent Liabilities - Note 7

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                                             300.0                 300.0
                                                                                      ---------             ---------

Stockholders' Equity
 Common Stock, $0.10 par
   Authorized:  725,000,000 shares
   Issued:  240,833,449 and 240,515,180 shares                                             24.1                  24.1
 Additional Paid-in Capital                                                             1,033.6               1,028.6
 Accumulated Other Comprehensive Loss                                                     (93.5)                (18.9)
 Retained Earnings                                                                      4,128.8               3,957.6
 Treasury Stock at Cost:  176,295 shares                                                   (9.2)                 (9.2)
                                                                                      ---------             ---------

Total Stockholders' Equity                                                              5,083.8               4,982.2
                                                                                      ---------             ---------

Total Liabilities and Stockholders' Equity                                            $39,786.2             $38,447.5
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
UnumProvident Corporation and Subsidiaries

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30                        June 30
                                                                         2000           1999            2000            1999
                                                                           (in millions of dollars, except share data)
                                                             ------------------------------------------------------------------
Revenue
 Premium Income                                                       $1,789.9        $1,687.4        $3,570.7        $3,368.9
 Net Investment Income                                                   543.0           518.0         1,095.1         1,017.6
 Net Realized Investment Gains                                             1.8             4.2             1.6            11.4
 Other Income                                                             89.0            68.0           150.4           148.8
                                                                      --------        --------        --------        --------
Total Revenue                                                          2,423.7         2,277.6         4,817.8         4,546.7
                                                                      --------        --------        --------        --------
Benefits and Expenses
 Policyholder Benefits                                                 1,631.1         1,690.7         3,210.6         3,192.8
 Commissions                                                             188.9           219.6           384.5           462.1
 Interest and Debt Expense                                                45.1            33.6            89.0            66.5
 Deferral of Policy Acquisition Costs                                   (148.5)         (189.0)         (295.7)         (420.2)
 Amortization of Deferred Policy Acquisition Costs                       124.6           111.4           268.2           224.6
 Amortization of Value of Business Acquired and Goodwill                  17.8            17.5            34.5            60.2
 Other Operating Expenses                                                345.1           668.4           700.7         1,072.1
                                                                      --------        --------        --------        --------
Total Benefits and Expenses                                            2,204.1         2,552.2         4,391.8         4,658.1
                                                                      --------        --------        --------        --------

Income (Loss) Before Federal Income Taxes                                219.6          (274.6)          426.0          (111.4)
Federal Income Taxes (Credit)                                             76.5           (83.4)          148.4            (9.5)
                                                                      --------        --------        --------        --------
Net Income (Loss)                                                     $  143.1        $ (191.2)       $  277.6        $ (101.9)
                                                                      ========        ========        ========        ========

Net Income (Loss) Per Common Share
 Basic                                                                $   0.59        $  (0.80)       $   1.15        $  (0.43)
 Assuming Dilution                                                    $   0.59        $  (0.80)       $   1.15        $  (0.43)

Dividends Paid Per Common Share                                       $ 0.1475        $ 0.1428        $ 0.2950        $ 0.2856

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) UnumProvident Corporation and Subsidiaries

                                                                 Accumulated
                                                    Additional      Other
                                            Common   Paid-in    Comprehensive     Retained      Treasury     Deferred
                                            Stock    Capital    Income (Loss)     Earnings        Stock    Compensation     Total
                                                                        (in millions of dollars)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $23.8    $  959.2     $ 914.7         $4,279.2       $(9.2)      $(21.5)     $ 6,146.2

Comprehensive Loss, Net of Tax
 Net Loss                                                                            (101.9)                                 (101.9)
 Change in Net Unrealized Gain
   on Securities                                                    (657.0)                                                  (657.0)
 Change in Foreign Currency
   Translation Adjustment                                              7.6                                                      7.6
                                                                                                                          ---------
Total Comprehensive Loss                                                                                                     (751.3)
                                                                                                                          ---------
Common Stock Activity                          0.1        43.3                                                  21.5           64.9
Dividends to Stockholders                                                             (68.1)                                  (68.1)
                                             -----    --------     -------         --------      ------       ------      ---------
Balance at June 30, 1999                     $23.9    $1,002.5     $ 265.3         $4,109.2       $(9.2)      $   -       $ 5,391.7
                                             =====    ========     =======         ========       =====       ======      =========

Balance at December 31, 1999                 $24.1    $1,028.6     $ (18.9)        $3,957.6       $(9.2)      $   -       $ 4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                           277.6                                   277.6
 Change in Net Unrealized Gain (Loss)
   on Securities                                                     (57.1)                                                   (57.1)
 Change in Foreign Currency
   Translation Adjustment                                            (17.5)                                                   (17.5)
                                                                                                                          ---------
Total Comprehensive Income                                                                                                    203.0
                                                                                                                          ---------

Common Stock Activity                                      5.0                                                                  5.0
Dividends to Stockholders                                                            (106.4)                                 (106.4)
                                             -----    --------     -------         --------      -----         ----       ---------

Balance at June 30, 2000                     $24.1    $1,033.6     $ (93.5)        $4,128.8      $(9.2)        $  -       $ 5,083.8
                                             =====    ========     =======         ========      =====         ====       =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
UnumProvident Corporation and Subsidiaries

                                                                                                     Six Months Ended June 30
                                                                                                          2000        1999
                                                                                                     (in millions of dollars)
                                                                                                   ----------------------------
Net Cash Provided by Operating Activities                                                              $   533.0   $   740.1
                                                                                                       ---------   ---------
Cash Flows from Investing Activities
 Proceeds from Sales of Investments                                                                      1,010.2     1,472.9
 Proceeds from Maturities of Investments                                                                   551.5       705.7
 Purchase of Investments                                                                                (2,050.7)   (2,579.5)
 Net Sales of Short-term Investments                                                                       159.9        48.1
 Acquisition of Business                                                                                   (94.2)          -
 Disposition of Business                                                                                   (78.2)          -
 Other                                                                                                     (34.9)      (48.8)
                                                                                                       ---------   ---------
Net Cash Used by Investing Activities                                                                     (536.4)     (401.6)
                                                                                                       ---------   ---------
Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                                                          22.3        78.1
 Maturities and Benefit Payments from Policyholder Accounts                                                (99.9)     (480.5)
 Net Change in Short-term Borrowings                                                                       (34.5)      166.2
 Dividends Paid to Stockholders                                                                            (70.9)      (68.1)
 Other                                                                                                       5.0        42.1
                                                                                                       ---------   ---------
Net Cash Used by Financing Activities                                                                     (178.0)     (262.2)
                                                                                                       ---------   ---------
Effect of Foreign Exchange Rate on Cash                                                                     (0.7)       (0.7)
                                                                                                       ---------   ---------
Net Increase (Decrease) in Cash and Bank Deposits                                                         (182.1)       75.6

Cash and Bank Deposits at Beginning of Period                                                              292.4       111.2
                                                                                                       ---------   ---------
Cash and Bank Deposits at End of Period                                                                $   110.3   $   186.8
                                                                                                       =========   =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
UnumProvident Corporation and Subsidiaries

June 30, 2000

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2--Merger

During the second and third quarters of 1999, the Company recognized before-tax expenses of $184.7 million related to the merger and $125.9 million for the early retirement offer to employees.

Employee related expense consisted of employee severance costs, change in control costs, restricted stock costs which fully vested upon stockholder adoption of the merger agreement or upon completion of the merger, and outplacement costs to assist involuntarily terminated employees. Severance benefits and change in control costs were $60.2 million, and costs associated with the vesting of restricted stock were $17.5 million. The Company estimated that in total approximately 1,615 positions would be eliminated over a twelve month period beginning June 30, 1999. As of June 30, 2000, these positions have been eliminated, and approximately $57.2 million of the estimated $60.2 million has been paid for severance benefits and change in control costs.

Exit activities related to duplicate facilities/asset abandonments consisted of closing of duplicate offices and write-off of redundant computer hardware and software. The Company has closed approximately 90 duplicate field offices over the twelve month period beginning June 30, 1999. The cost associated with these office closures is approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. As of June 30, 2000, $5.3 million of this estimated liability has been paid. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, have been abandoned and removed from service as a result of the merger. This abandonment resulted in a write-down of the assets' book values by approximately $41.8 million during 1999. As of June 30, 2000, the investment banking, legal, and accounting fees of $39.6 million have been paid.

The expenses related to the merger reduced second quarter 1999 earnings $142.2 million before tax and $112.0 million after tax ($0.47 per common share). The expense related to the early retirement offer reduced second quarter 1999 earnings $125.9 million before tax and $81.8 million after tax ($0.34 per common share).

UnumProvident Corporation and Subsidiaries

June 30, 2000

Note 2--Merger (Continued)

Additionally, during the second quarter of 1999, the Company conformed Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses to the methodology used by Provident. The impact on 1999 second quarter earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax ($0.66 per common share).

The results of operations for the separate companies and the combined amounts for the periods prior to the merger were as follows:

                                                                           Three Months Ended       Six Months Ended
                                                                             June 30, 1999           June 30, 1999
                                                                                  (in millions of dollars)
                                                                        -----------------------------------------------
Revenue
 Unum                                                                           $1,277.1                $2,557.8
 Provident                                                                       1,000.5                 1,988.9
                                                                                --------                --------
 Combined Revenue                                                               $2,277.6                $4,546.7
                                                                                ========                ========
Net Income (Loss)
 Unum                                                                           $ (205.2)               $ (189.7)
 Provident                                                                          14.0                    87.8
                                                                                --------                --------
 Combined Net Loss                                                              $ (191.2)               $ (101.9)
                                                                                ========                ========

Included in Unum's net loss for the three and six months ended June 30, 1999, is $131.8 million after tax for expenses related to the merger and the early retirement offer to employees and $156.5 million after tax for the reserve discount rate change. Unum's net loss for the six months ended June 30, 1999 also includes an after tax first quarter charge of $88.0 million related to its reinsurance operations. Included in Provident's net income for the three and six months ended June 30, 1999, is $62.0 million after tax for expenses related to the merger and the early retirement offer to employees. See the Company's report on Form 10-K for the year ended December 31, 1999 for further discussion of the merger and charges taken in 1999.

UnumProvident Corporation and Subsidiaries

June 30, 2000


Note 3--Stockholders' Equity and Earnings Per Common Share

In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income (loss) per common share is determined as follows:

                                                          Three Months Ended                      Six Months Ended
                                                                June 30                                June 30
                                                        2000               1999                2000                1999
                                                                       (in millions, except share data)
                                              -----------------------------------------------------------------------------
Numerator
 Net Income (Loss)                                    $    143.1         $   (191.2)         $    277.6          $   (101.9)
                                                      ==========         ==========          ==========          ==========
Denominator (000s)
 Weighted Average Common Shares - Basic                240,755.1          238,438.4           240,684.9           238,108.9
 Dilutive Securities                                       890.4                  -               844.6                   -
                                                      ----------         ----------          ----------          ----------
 Weighted Average Common Shares -
  Assuming Dilution                                    241,645.5          238,438.4           241,529.5           238,108.9
                                                      ==========         ==========          ==========          ==========

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money or if a net loss is reported. Approximately 11.6 million and 11.9 million options for the three and six months period ended June 30, 2000, were not considered dilutive due to the options being out-of-the-money. Options which were not considered dilutive due to options being out-of-the-money were immaterial for the three and six month periods ended June 30, 1999. In-the-money options to purchase approximately 4.3 million common shares for both the three and six month periods ended June 30, 1999, were not considered dilutive due to net losses being reported for the periods.

UnumProvident Corporation and Subsidiaries

June 30, 2000


Note 4--Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of deferred tax, are as follows:


                                                                                         June 30              December 31
                                                                                           2000                    1999
                                                                                            (in millions of dollars)
                                                                                ----------------------------------------------
Net Unrealized Gain (Loss) on Securities                                                 $(37.3)                 $ 19.8
Foreign Currency Translation Adjustment                                                   (56.2)                  (38.7)
                                                                                         ------                  ------
Accumulated Other Comprehensive Loss                                                     $(93.5)                 $(18.9)
                                                                                         ======                  ======

The components of comprehensive income (loss) and the related deferred tax are as follows:

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30                         June 30
                                                                         2000              1999           2000          1999
                                                                                     (in millions of dollars)
                                                                  --------------------------------------------------------------
Net Income (Loss)                                                     $ 143.1           $(191.2)       $ 277.6       $(101.9)
                                                                      -------           -------        -------       -------

Change in Net Unrealized Gain (Loss) on Securities:
   Change Before Reclassification Adjustment                           (186.6)           (478.2)         (89.1)       (974.5)
   Reclassification Adjustment for Net Realized Investment
      Gains Included in Net Income (Loss)                                (1.8)             (4.2)          (1.6)        (11.4)
Change in Foreign Currency Translation Adjustment                       (14.8)             12.2          (20.5)         15.1
                                                                      -------           -------        -------       -------
                                                                       (203.2)           (470.2)        (111.2)       (970.8)
Change in Deferred Tax                                                  (71.4)           (146.7)         (36.6)       (321.4)
                                                                      -------           -------        -------       -------
Other Comprehensive Loss                                               (131.8)           (323.5)         (74.6)       (649.4)
                                                                      -------           -------        -------       -------

Comprehensive Income (Loss)                                           $  11.3           $(514.7)       $ 203.0       $(751.3)
                                                                      =======           =======        =======       =======

UnumProvident Corporation and Subsidiaries

June 30, 2000


Note 5--Segment Information

Selected data by segment is as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                            June 30
                                                                 2000             1999              2000              1999
                                                                              (in millions of dollars)
                                                      -------------------------------------------------------------------------
Premium Income
 Employee Benefits                                           $1,008.2         $  960.7          $2,014.1          $1,914.0
 Individual                                                     462.0            427.3             931.1             860.4
 Voluntary Benefits                                             184.7            173.1             366.5             344.3
 Other                                                          135.0            126.3             259.0             250.2
                                                             --------         --------          --------          --------
                                                              1,789.9          1,687.4           3,570.7           3,368.9
Net Investment Income and Other Income
 Employee Benefits                                              212.3            183.5             418.8             360.3
 Individual                                                     265.5            233.8             512.7             461.3
 Voluntary Benefits                                              29.5             26.8              58.9              53.4
 Other                                                          113.1            135.0             232.5             276.4
 Corporate                                                       11.6              6.9              22.6              15.0
                                                             --------         --------          --------          --------
                                                                632.0            586.0           1,245.5           1,166.4
Total Revenue (Excluding Net Realized
Investment Gains and Losses)
 Employee Benefits                                            1,220.5          1,144.2           2,432.9           2,274.3
 Individual                                                     727.5            661.1           1,443.8           1,321.7
 Voluntary Benefits                                             214.2            199.9             425.4             397.7
 Other                                                          248.1            261.3             491.5             526.6
 Corporate                                                       11.6              6.9              22.6              15.0
                                                             --------         --------          --------          --------
                                                              2,421.9          2,273.4           4,816.2           4,535.3
Benefits and Expenses
 Employee Benefits                                            1,099.1          1,191.5           2,203.4           2,156.1
 Individual                                                     647.7            614.1           1,280.6           1,194.0
 Voluntary Benefits                                             174.8            168.8             346.4             335.1
 Other                                                          232.7            253.6             461.2             580.0
 Corporate                                                       49.8            324.2             100.2             392.9
                                                             --------         --------          --------          --------
                                                              2,204.1          2,552.2           4,391.8           4,658.1
Income (Loss) Before Net Realized Investment
Gains and Losses and Federal Income Taxes
 Employee Benefits                                              121.4            (47.3)            229.5             118.2
 Individual                                                      79.8             47.0             163.2             127.7
 Voluntary Benefits                                              39.4             31.1              79.0              62.6
 Other                                                           15.4              7.7              30.3             (53.4)
 Corporate                                                      (38.2)          (317.3)            (77.6)           (377.9)
                                                             --------         --------          --------          --------
                                                                217.8           (278.8)            424.4            (122.8)
Net Realized Investment Gains                                     1.8              4.2               1.6              11.4
                                                             --------         --------          --------          --------
Income (Loss) Before Federal Income Taxes                       219.6           (274.6)            426.0            (111.4)
Federal Income Taxes (Credit)                                    76.5            (83.4)            148.4              (9.5)
                                                             --------         --------          --------          --------
Net Income (Loss)                                            $  143.1         $ (191.2)         $  277.6          $ (101.9)
                                                             ========         ========          ========          ========

UnumProvident Corporation and Subsidiaries

June 30, 2000

Note 6--Debt

In April 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes are due in April 2001 and were used to refinance other short-term debt. The notes had an interest rate of 7.03 percent during the second quarter.

Note 7--Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against the Company - one purporting to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied, but the cases remain at a preliminary stage. A hearing to determine class certification was heard on December 20, 1999 in Massachusetts state court. The court certified a class for the independent brokers and has denied class certification for the career agents. The Company appealed the class certification for the independent brokers, but the appeal was denied. A tentative trial date of January 2001 has been set. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Superior Court agree with the plaintiffs' interpretation of the contracts. The Company has received notice that career agent plaintiffs plan to re-file their class action and limit it solely to the issues in the certified broker class action. The Company believes that it has strong defenses to both lawsuits and plans to vigorously defend its position.

In addition, the same plaintiffs' attorney who has filed the purported class action lawsuits has filed 47 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court has denied 15 of those motions and granted two. The Company is appealing the denial of the 15 motions, and a hearing before the First Circuit Court of Appeals was held on August 1, 2000. The Company believes that it has strong defenses and plans to vigorously defend its position in these cases. Although the alleged class action lawsuits and individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint. On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine, and that action was voluntarily dismissed by the plaintiff on June 12, 2000. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident for the Company's stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance and pricing policies, the Company's merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons

UnumProvident Corporation and Subsidiaries

June 30, 2000

who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger. On April 10, 2000, the defendants filed a motion to dismiss the complaints. The motion was fully submitted on June 20, 2000, but no decision has yet been rendered by the court. To date, no class has been certified, and no defendant has answered any complaint. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

UnumProvident Corporation and Subsidiaries

June 30, 2000


Note 7--Commitments and Contingent Liabilities (Continued)

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

Note 8--Change in Accounting Principle and Accounting Pronouncements Outstanding

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (SFAS
138), Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS 133. SFAS 138 addresses several issues that apply to derivative instruments and hedging activities and amends certain accounting and reporting standards of SFAS 133. The Company will adopt the provisions of SFAS 133 and SFAS 138 effective January 1, 2001. At this time the Company has not determined the effects that the adoption of SFAS 133 and SFAS 138 will have on its financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation), Accounting for Certain Transactions Involving Stock Compensation. This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This Interpretation is effective July 1, 2000, but adoption of the Interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

                      Independent Auditors' Review Report



Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and Subsidiaries as of June 30, 2000, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of stockholders' equity and cash flows for the six month periods ended June 30, 2000 and 1999. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to condensed consolidated financial statements. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim information of the former Unum Corporation and Subsidiaries whose revenues for the three and six month periods ended June 30, 1999 constituted 56 percent of the related consolidated totals.

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


Chattanooga, Tennessee
August 9, 2000

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

The trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales. The Company's long-term financial objectives, which balance growth and profitability, are to achieve sales growth of 10 to 12 percent per year, earnings per share growth of 12 to 14 percent per year, and a return on equity of 14 to 16 percent per year.

Consolidated Operating Results

(in millions of dollars)

                                              Three Months Ended June 30                       Six Months Ended June 30
                                             2000         1999       % Change             2000         1999     % Change
                                       ------------------------------------------      ------------------------------------
Premium Income                             $1,789.9     $1,687.4         6.1%           $3,570.7     $3,368.9        6.0%
Net Investment Income                         543.0        518.0         4.8             1,095.1      1,017.6        7.6
Other Income                                   89.0         68.0        30.9               150.4        148.8        1.1
                                           --------     --------                        --------     --------
Total Revenue                               2,421.9      2,273.4         6.5             4,816.2      4,535.3        6.2
Benefits and Expenses                       2,204.1      2,552.2       (13.6)            4,391.8      4,658.1       (5.7)
                                           --------     --------                        --------     --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains                           217.8       (278.8)       N.M.               424.4       (122.8)      N.M.
Federal Income Taxes (Credit)                  75.8        (84.9)       N.M.               147.8        (13.5)      N.M.
                                           --------     --------                        --------     --------
Income (Loss) Before Net Realized
   Investment Gains                           142.0       (193.9)       N.M.               276.6       (109.3)      N.M.
Net Realized Investment Gains                   1.1          2.7       (59.3)                1.0          7.4      (86.5)
                                           --------     --------                        --------     --------
Net Income (Loss)                          $  143.1     $ (191.2)       N.M.            $  277.6     $ (101.9)      N.M.
                                           ========     ========                        ========     ========

N.M. = not a meaningful percentage

Prior to the June 30, 1999 merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods for calculating the discount rate for disability claim reserves were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting
policies and methods for applying these policies for similar products.   The
previous Unum methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the combined entity. Accordingly, at June 30, 1999, the Company adopted Provident's method of calculating the discount rate for claim reserves. The impact on second quarter and six months 1999 earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax. The charge was reflected in the Employee Benefits, Individual, and Other segments as an increase in benefits to policyholders of $191.7 million, $38.9 million, and $10.1 million, respectively.

On June 30, 1999, the date the merger was completed, the Company recorded before-tax expenses related to the merger of approximately $142.2 million ($112.0 million after tax) for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal, and accounting fees. The Company also recorded in the second quarter of 1999 a before-tax expense of approximately $125.9 million ($81.8 million after tax) related to the early retirement offer to the Company's employees. These expenses are reported in the Corporate segment as other operating expenses. Additionally, in the second quarter of 1999 the Company expensed $20.0 million ($13.0 million after tax) of incremental costs associated with the merger. These incremental costs consisted primarily of compensation, training, integration, and licensing costs.

See Note 2 of the "Notes to Condensed Consolidated Financial Statements" contained herein and Note 2 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion of these second quarter charges.

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

In the second quarter of 1999, the Company stated its intent to sell its reinsurance management operations, assuming the transaction would achieve the Company's financial objectives. The Company estimated the fair value of the operations using the held-for-sale model, which compares the carrying value of the asset with the fair value less costs to sell the asset. This resulted in an additional write-down of goodwill in the amount of $2.0 million before and after tax, reflected in the Corporate segment.

A portion of the losses recognized in 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the 1999 effective tax rate. Additionally, a portion of the 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

In the second quarter of 1999, the Company recorded a refund from the Internal Revenue Service relating to the settlement of an issue for the 1992 tax year. The recorded refund of taxes was $5.1 million, and interest thereon was $1.4 million.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                                Three Months Ended June 30                         Six Months Ended June 30
                                               2000           1999     % Change             2000           1999       % Change
                                     ---------------------------------------------      --------------------------------------------
Premium Income
   Group Long-term Disability               $  515.6       $  499.0        3.3%           $1,033.6       $  997.1         3.7%
   Group Short-term Disability                 128.5          115.9       10.9               252.9          227.1        11.4
   Group Life                                  300.6          288.8        4.1               603.5          575.8         4.8
   Accidental Death &
     Dismemberment                              48.2           46.2        4.3                95.1           93.9         1.3
   Group Long-term Care                         15.3           10.8       41.7                29.0           20.1        44.3
                                            --------       --------                       --------       --------
Total Premium Income                         1,008.2          960.7        4.9             2,014.1        1,914.0         5.2
Net Investment Income                          174.4          148.7       17.3               344.8          292.7        17.8
Other Income                                    37.9           34.8        8.9                74.0           67.6         9.5
                                            --------       --------                       --------       --------
Total Revenue                                1,220.5        1,144.2        6.7             2,432.9        2,274.3         7.0
                                            --------       --------                       --------       --------
Benefits and Change in Reserves                847.0          952.1      (11.0)            1,678.4        1,684.1        (0.3)
Commissions                                     78.8           80.7       (2.4)              167.5          161.0         4.0
Deferral of Policy Acquisition Costs           (55.2)         (58.5)      (5.6)             (119.6)        (134.1)      (10.8)
Amortization of Deferred Policy
  Acquisition Costs                             36.6           24.6       48.8                84.9           49.7        70.8
Other Operating Expenses                       191.9          192.6       (0.4)              392.2          395.4        (0.8)
                                            --------       --------                       --------       --------
Total Benefits and Expenses                  1,099.1        1,191.5       (7.8)            2,203.4        2,156.1         2.2
                                            --------       --------                       --------       --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses              $  121.4       $  (47.3)      N.M.            $  229.5       $  118.2        94.2%
                                            ========       ========                       ========       ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

New sales declined in the second quarter of 2000 compared to the second quarter of 1999. Employee Benefits new annualized sales, on a submitted date basis, decreased 26.2 percent to $193.8 million in the second quarter of 2000 from $262.6 million in the second quarter of 1999. On an effective date basis, sales decreased 31.1 percent to $132.5 million in the second quarter of 2000 from $192.3 million in the second quarter of 1999. For the first six months, new annualized sales on a submitted date basis were $327.8 million in 2000 compared to $510.9 million in 1999. On an effective date basis, sales were $472.8 million in 2000 and $734.8 million in 1999. Sales that combine long-term disability, short-term disability, and group life products increased from prior year, showing continued strong integrated sales and collaboration in the field. On a year-to-date basis, 31 percent of all new sales were with long-term disability, short-term disability, and group life coverages combined.

Sales related to employee benefits can fluctuate significantly from quarter to quarter due to large case size and timing of sales submissions. Several factors contributed to the decrease in sales, including rate increases and turnover in the field sales force. The Company has a number of initiatives underway to help restore sales momentum, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups work with the Company's sales force to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will favorably impact future sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability which will likely lead to lower long-term sales growth than originally planned.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred policy acquisition costs. Actual persistency experienced during the first and second quarters of 2000 for group disability, group life, and accidental death and dismemberment products compared unfavorably to the persistency expected, resulting in additional amortization of $7.3 million and $25.9 million, respectively, during the second quarter and first six months of 2000. The adverse persistency was due to large case terminations and an aggressive 2000 renewal program that is heavily concentrated in the first two quarters. It is expected that persistency in 2000 will continue to be lower than historical levels for group disability as well as group life. Through the second quarter, the Company's 2000 renewal program has generally been successful at retaining business that is relatively more profitable than business that has terminated. It is expected that the additional premium and related profits associated with this renewal activity will emerge during the remainder of 2000 and throughout 2001. The impact of the renewal program in the first and second quarters of 2000 was a reduction in income due to the additional amortization related to the resultant adverse persistency with little recognition of the premium income that will occur over time from the renewal program. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $31.6 million in the second quarter of 2000 compared to $27.4 million in the second quarter of 1999. On a year-to-date basis, this revenue was $61.7 million in 2000 compared to $53.2 million in 1999.

Group Disability

Group disability revenue was $796.0 million in the second quarter of 2000 compared to $743.0 million in the second quarter of 1999. Second quarter new annualized sales for group long-term disability on a submitted date basis were $68.2 million in 2000 and $101.4 million in 1999. New annualized sales for group short-term disability were $29.6 million in the second quarter of 2000 as compared to $50.3 million in the second quarter of 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $63.2 million and $23.1 million in the second quarter of 2000 and $83.7 million and $38.4 million in the second quarter of 1999. A critical part of the Company's strategy for group disability during 2000 involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. However, the high terminations and slow sales have decreased the earned premium growth compared to that experienced during 1999. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Net investment income is expected to continue to increase due to the increase in the level of invested assets allocated to this line of business, the increased duration on new investments, and the higher interest rate environment.

Group disability reported income of $67.0 million for the second quarter of 2000 compared to a loss of $109.6 million for the second quarter of 1999. The loss was the result of the $191.7 million second quarter 1999 charge resulting from lowering the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions. Excluding the 1999 second quarter discount rate change, the benefit ratio for group disability was 83.2 percent in the prior year second quarter compared to 87.6 percent in the second quarter of 2000 and 87.4 percent in the first quarter of 2000. For long-term disability, the ratio for second quarter 2000 compared unfavorably to second quarter 1999, but showed slight improvement over first quarter 2000. The increase over the prior year second quarter is due to stronger reserve factors for new claims and to slower earned premium growth over the past few quarters. The paid claim incidence for long-term disability compares favorably to the second quarter of 1999 and the first quarter of 2000 due to lower claim acceptance rates, and submitted claim incidence has moved upward only slightly from the second quarter of 1999 and the first quarter of 2000. The benefit ratio for short-term disability compares favorably to the second quarter of 1999 due to a fairly consistent paid claims ratio. Compared to the first quarter of 2000, the benefit ratio for short-term disability has increased due to an increase in the average weekly indemnity and paid incidence. The submitted claim incidence for short-term disability has improved from that experienced in the second quarter of 1999 but is up slightly from the first quarter 2000 rate, as expected due to seasonality. The fundamentals underlying risk results in the group disability line continue to exhibit improvements as the integration of the claims organization continues.

Additionally, the increase in the amortization of deferred policy acquisition costs had a negative impact on second quarter 2000 income. This increase resulted from $5.8 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during the second quarter of 2000 relative to that which was expected at the time the business was written. Positive impacts on second quarter 2000 income were the revenue increase and an improvement in the operating expense ratio due to cost savings resulting from the merger.

Group disability reported income of $123.3 million for the first six months of 2000 compared to a loss of $4.1 million for the same period of 1999. New annualized sales, on a submitted date basis, for the first six months of 2000 were $131.7 million and $51.9 million for group long-term and short-term disability, respectively, compared to $207.0 million and $94.9 million for the comparable period in 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $198.0 million and $84.5 million in the first six months of 2000 and $315.5 million and $136.1 million in the first six months of 1999. Income in 2000 was positively impacted by a revenue increase of $107.4 million compared to the first six months of 1999 and an improvement in the operating expense ratio. Excluding the 1999 second quarter discount rate change, the benefit ratio for long-term disability was higher in the first six months of 2000 compared to the same period of 1999 due to stronger reserve factors for new claims and the slower earned premium growth. The paid claim incidence for long-term disability compares favorably to the first six months of 1999 due to the continued decline in claim acceptance rates. Claim resolution experience has continued to improve in 2000. The benefit ratio for short-term disability is slightly higher for the first six months of 2000 than the comparable period of 1999 due primarily to an increase in the average weekly indemnity. The submitted claim incidence for short-term disability has improved from that experienced in the first six months of 1999. Additional amortization of deferred policy acquisition costs due to the higher than expected level of terminations was $19.6 million for the first six months of 2000.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $51.6 million in the second quarter of 2000 compared to $61.0 million in the second quarter of 1999. New annualized sales on a submitted date basis decreased to $96.0 million in the second quarter of 2000 as compared to $110.9 million reported in the second quarter of 1999. However, this was a significant increase over first quarter 2000 sales of $48.2 million due partially to a large case sale that is effective in January 2001. On an effective date basis, new annualized sales were $46.2 million in the second quarter of 2000 compared to $70.2 million for the same period last year.

The three lines of business reported an increase in revenue, primarily due to increases in both premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio when compared to the second quarter of 1999. Group life and accidental death and dismemberment reported an unfavorable benefit ratio compared to the prior year second quarter and the first quarter of 2000. The increase over second quarter 1999 was due to an increase in the average paid claim size and waiver incidence for group life, partially offset by favorable paid mortality incidence. Compared to the first quarter, the second quarter 2000 paid mortality incidence for group life improved, but was partially offset by an increase in average paid claim size and increased waiver incidence.

Group long-term care reported an unfavorable benefit ratio for the second quarter of 2000 compared to the second quarter of 1999 due primarily to an increase in paid claim incidence and the growth in active life reserves that results primarily from the interest component of the reserve change. Submitted claim incidence improved slightly over the prior year second quarter, and the net claim resolution rate was favorable. The second quarter of 2000 benefit ratio improved from the first quarter of 2000 due primarily to an improvement in the new claim rate. The long-term care net claim resolution rate for the second quarter of 2000 compares unfavorably to the resolution rate for the first quarter of 2000 but is at the average rate for the prior four quarters.

The amortization of deferred policy acquisition costs for the second quarter of 2000 includes $1.5 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during the second quarter of 2000 relative to that which was expected at the time the policies were written. The operating expense ratio compares favorably to the 1999 second quarter ratio due to cost savings resulting from the merger.

On a year-to-date basis, income was $101.6 million in 2000 compared to $119.5 million in 1999. Revenue year-to-date increased $42.7 million to $785.2 million, and the operating expense ratio has improved from the first six months of 1999. However, these positive impacts on income were offset by an unfavorable benefit ratio and an increase in the amortization of deferred policy acquisition costs during 2000. The increase in the benefit ratio results primarily from the increase in the waiver incidence and the size of the average paid claim for group life. During the first six months of 2000, additional amortization due to the higher level of terminations was $6.3 million.

New annualized sales on a submitted date basis were $144.2 million during the first half of 2000 as compared to $209.0 million reported for the same period of 1999. On an effective date basis, new annualized sales were $190.3 million for the first half of 2000 compared to $283.2 million for the same period last year.

Individual Segment Operating Results

(in millions of dollars)

                                               Three Months Ended June 30                         Six Months Ended June 30
                                             2000          1999       % Change              2000           1999      % Change
                                      -------------------------------------------      ---------------------------------------------
Premium Income
   Individual Disability                     $409.4        $383.9        6.6%            $  827.6       $  775.2        6.8%
   Individual Life                             20.6          21.8       (5.5)                42.3           44.4       (4.7)
   Individual Long-term Care                   32.0          21.6       48.1                 61.2           40.8       50.0
                                             ------        ------                        --------       --------
Total Premium Income                          462.0         427.3        8.1                931.1          860.4        8.2
Net Investment Income                         229.6         222.7        3.1                462.2          432.0        7.0
Other Income                                   35.9          11.1      223.4                 50.5           29.3       72.4
                                             ------        ------                        --------       --------
Total Revenue                                 727.5         661.1       10.0              1,443.8        1,321.7        9.2
                                             ------        ------                        --------       --------
Benefits and Change in Reserves               493.8         444.7       11.0                968.7          860.8       12.5
Commissions                                    63.4          70.0       (9.4)               130.4          139.6       (6.6)
Deferral of Policy Acquisition Costs          (51.1)        (48.2)       6.0               (103.6)         (98.8)       4.9
Amortization of Deferred Policy
  Acquisition Costs                            25.1          21.5       16.7                 50.7           44.5       13.9
Other Operating Expenses                      116.5         126.1       (7.6)               234.4          247.9       (5.4)
                                             ------        ------                        --------       --------
Total Benefits and Expenses                   647.7         614.1        5.5              1,280.6        1,194.0        7.3
                                             ------        ------                        --------       --------
Income Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses               $ 79.8        $ 47.0       69.8%            $  163.2       $  127.7       27.8%
                                             ======        ======                        ========       ========

The Individual segment includes results from the individual disability, individual life, and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $29.7 million in the second quarter of 2000 compared to $31.4 million in the second quarter of 1999. Year-to-date sales were $56.2 million in 2000 and $65.3 million in the comparable period of 1999. As discussed in the "Employee Benefits Segment Operating Results," several factors have contributed to the decrease in sales. However, the persistency of existing individual disability income business continued to be favorable during 1999 and the first six months of 2000. The Company is developing a new portfolio of individual disability products for release in approved states during the fourth quarter of 2000. This product line will consolidate the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio will utilize a modular approach offering customers a range of product options and features. This portfolio has been designed to combine the best features from prior Company offerings and will include return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results."

Revenue was $645.2 million for the second quarter of 2000 compared to $586.0 million in the same period of 1999. On a year-to-date basis, revenue was $1,280.8 million in 2000 and $1,174.6 million in 1999. The growth in 2000 revenue was driven primarily by the growth in premium income as well as net investment income. Premium income in the second quarter and first six months of 2000 included $24.9 million and $49.6 million, respectively, from an inforce block of individual disability business reinsured effective January 1, 2000.

Income in the individual disability line of business was $69.6 million in the second quarter of 2000, an increase of $34.4 million over the prior year second quarter. For the first six months, income was $142.0 million in 2000 and $106.8 million in 1999. Individual disability second quarter and six months 1999 income decreased $38.9 million as a result of the change in method of calculating the discount rate for claim reserves.

Excluding the discount rate change, this line reported an increase in the benefit ratio for the second quarter and six months of 2000 compared to the
comparable periods of last year.   Submitted incidence has remained constant
during the first two quarters of 2000, but is higher than the average for the year 1999. Paid incidence has remained relatively flat since the third quarter of 1999, and the claim acceptance rate has been declining throughout 1999 and 2000. The incidence of new claims is higher for the second quarter and six months of 2000 compared to the prior year comparable periods. The net claim resolution rate for the second quarter and first six months of 2000 compares favorably with the same periods of 1999 but is down slightly from the first quarter of 2000. Individual disability benefited from an improved commission and operating expense ratio for the second quarter and six months of 2000 as compared to the same periods during 1999.

As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million before-tax charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised claim resolution rates for the first and second quarters of 1999 to be 90 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company was 89 percent in the first quarter of 1999 and 90 percent in the second quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, second quarter and six months 1999 before-tax operating income for the individual disability line of business would have been negatively impacted by $23.8 million and $47.6 million, respectively. The effect of integration activities on new claim resolution rates is not expected to be material during 2000. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion.

Individual Life and Long-term Care

The individual long-term care line of business reported increased premium income for the second quarter of 2000 compared to the same period of 1999, primarily due to new sales growth over the last several quarters. New annualized sales for long-term care were $10.7 million for the second quarter of 2000. For the comparable period of 1999, new sales were $10.5 million. On a year-to-date basis, new sales were $21.5 million and $18.1 million for 2000 and 1999, respectively. The Company expects the sales momentum in individual long-term care to continue. Individual life reported both new sales and premium income slightly lower than the prior year second quarter and six months.

Income in the individual life and long-term care lines of business was $10.2 million for the second quarter of 2000 compared to $11.8 million for the same period of 1999. For the six months of 2000, income was $21.2 million compared to $20.9 million for 1999. Individual long-term care reported an improvement in the second quarter and year-to-date 2000 benefit ratios as compared to the same periods last year. This improvement resulted primarily from a favorable net resolution rate and a decrease in submitted claim incidence rates. The second quarter and year-to-date 2000 benefit ratios for individual life compared unfavorably to the 1999 second quarter and six months ratios due to a slight increase in claim incidence and an increase in the average size of claim payments. However, the operating expense ratios for both individual life and individual long-term care improved relative to the 1999 second quarter and six months ratios.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                               Three Months Ended June 30                        Six Months Ended June 30
                                             2000          1999     % Change               2000          1999     % Change
                                     -------------------------------------------      -------------------------------------------
Premium Income                               $184.7        $173.1        6.7%             $366.5        $344.3        6.4%
Net Investment Income                          27.7          25.2        9.9                55.6          50.1       11.0
Other Income                                    1.8           1.6       12.5                 3.3           3.3          -
                                             ------        ------                         ------        ------
Total Revenue                                 214.2         199.9        7.2               425.4         397.7        7.0
                                             ------        ------                         ------        ------
Benefits and Change in Reserves               111.8          99.4       12.5               219.4         195.7       12.1
Commissions                                    38.9          36.5        6.6                69.6          71.4       (2.5)
Deferral of Policy Acquisition Costs          (42.1)        (37.1)      13.5               (72.1)        (74.1)      (2.7)
Amortization of Deferred Policy
  Acquisition Costs                            29.9          26.4       13.3                55.3          53.4        3.6
Other Operating Expenses                       36.3          43.6      (16.7)               74.2          88.7      (16.3)
                                             ------        ------                         ------        ------
Total Benefits and Expenses                   174.8         168.8        3.6               346.4         335.1        3.4
                                             ------        ------                         ------        ------
Income Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses               $ 39.4        $ 31.1       26.7%             $ 79.0        $ 62.6       26.2%
                                             ======        ======                         ======        ======


The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased $14.3 million in the second quarter of 2000 compared to the second quarter of 1999 and increased $27.7 million year-to-date primarily due to the increase in premium income which was attributable to sales growth during the last several quarters and continued favorable persistency. New annualized sales for the second quarter of both 2000 and 1999 were $58.3 million. For the first six months, new sales were $121.6 million for 2000 and $117.1 million for 1999. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results." The investment income growth for the second quarter and six months of 2000 as compared to 1999 was due to the repositioning of the investment portfolio subsequent to the merger.

Additional positive impacts on 2000 income were favorable commission and operating expense ratios. The improvement in the operating expense ratio is attributable to costs savings resulting from the merger. The second quarter and six months 2000 benefit ratios were unfavorable compared to the same periods of 1999. The primary drivers were unfavorable results in the life product line and an increase in the incurred and paid loss ratios for the disability product line due to a slightly higher average claim payment per coverage.

Other Segment Operating Results

(in millions of dollars)

                                              Three Months Ended June 30                      Six Months Ended June 30
                                               2000         1999    % Change             2000         1999     % Change
                                      -----------------------------------------    ------------------------------------------
Premium Income                               $135.0       $126.3       6.9%             $259.0       $250.2          3.5%
Net Investment Income                         105.0        114.5      (8.3)              218.3        228.0         (4.3)
Other Income                                    8.1         20.5     (60.5)               14.2         48.4        (70.7)
                                             ------       ------                        ------       ------
Total Revenue                                 248.1        261.3      (5.1)              491.5        526.6         (6.7)
Total Benefits and Expenses                   232.7        253.6      (8.2)              461.2        580.0        (20.5)
                                             ------       ------                        ------       ------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses               $ 15.4       $  7.7     100.0%             $ 30.3       $(53.4)        N.M.
                                             ======       ======                        ======       ======

The Other operating segment includes results from products no longer actively marketed, including reinsurance pools and management operations, corporate-owned life insurance, group pension, health insurance, and individual annuities. It is expected that revenue and earnings in this segment will decline over time as these business lines wind down. The run-off of the group pension line results in a decline in assets under management and, in turn, a continued decline in the net investment income produced by the assets. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

The reinsurance pools and management operations reported losses of $0.5 million for the second quarter of 2000 and $12.6 million for the second quarter of 1999. For the first six months of 2000, the loss was $0.4 million compared to a loss of $86.6 million in 1999. The 1999 loss was the result of the $74.1 million first quarter 1999 charge related to the decision to exit the reinsurance operations and the $10.1 million second quarter 1999 charge to group long-term disability reinsurance related to the change in method of calculating the discount rate for claim reserves.

Premium income was $115.2 million and $216.3 million for the second quarter and six months of 2000 compared to $99.8 million and $203.6 million for the same periods of 1999. These results are consistent with the strategy which the Company implemented during 1999 to limit participation in Lloyd's year 2000 underwriting risks, manage the run-off of the Company's risk participation in open years of account of Lloyd's reinsurance syndicates, discontinue the accident reinsurance business in London beginning in year 2000, sell the reinsurance management operations of the A&H and LTC reinsurance facilities, and reinsure the Company's risk participation in these facilities. See previous discussion under "Consolidated Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

In the fourth quarter of 1998, the Company recorded a $2.4 million before-tax charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, second quarter and six months 1999 before-tax earnings for the reinsurance pools and management operations line of business would have been negatively impacted by $0.6 million and $1.2 million, respectively.

Corporate Segment Operating Results

The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Revenue in the Corporate segment was $11.6 million in the second quarter of 2000 and $6.9 million in the second quarter of 1999. For the first six months, revenue was $22.6 million in 2000 and $15.0 million in 1999. The Corporate segment reported a loss of $38.2 million in the second quarter of 2000 compared to a loss of $317.3 million in the second quarter of 1999. On a year-to-date basis, the losses were $77.6 million for 2000 and $377.9 million for 1999. Interest and debt expense was $45.1 million and $89.0 million for the second quarter and six months of 2000 compared to $33.6 million and $66.5 million for the comparable periods of 1999 due to increased corporate borrowings.

In the second quarter of 1999 the Company recorded before-tax expenses related to the merger of approximately $142.2 million and a before-tax expense of approximately $125.9 million related to the early retirement offer to the Company's employees. In addition to these expenses, in the second quarter of 1999 the Company expensed $20.0 million of other incremental costs associated with the merger, $17.1 million of which were included in the Corporate segment. See previous discussion under "Consolidated Operating Results," Note 2 of the "Notes to Condensed Consolidated Financial Statements" contained herein, and
Note 2 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

As previously discussed under "Consolidated Operating Results," the Company recorded in the Corporate segment a before-tax write-down of goodwill of $27.0 million in the 1999 first quarter and an additional write-down of $2.0 million in the 1999 second quarter related to its decision to exit the reinsurance operations.

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

During 1999 and continuing into the first six months of 2000, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments. This program was essentially complete as of June 30, 2000. Management believes this strategy will reduce its vulnerability to interest rate risk in the future and anticipates that, as a result, investment income may increase on an annualized basis approximately $40 million. Net investment income for the second quarter of 2000 increased 4.8 percent over the second quarter of 1999, and for the first six months, net investment income increased 7.6 percent over the comparable period of 1999 due to increased yields and growth in the asset base.

During the first six months of 2000, the Company reported net realized investment gains of $1.6 million. Included in this amount were net gains of $50.4 million from the sale of fixed maturity and equity securities, a gain of $6.2 related to derivative activity, and a $20.0 million reduction in the mortgage loan valuation allowance. Offsetting these gains was a $78.4 million realized investment loss recognized as a result of management's determination that the value of certain fixed maturity investments had other than temporarily declined. The Company also recorded a loss on the sale of real estate of $11.9 million, with an approximate offsetting reduction in the real estate valuation allowance.

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.4 billion and $3.1 billion on an amortized cost basis at June 30, 2000, and December 31, 1999, respectively. At June 30, 2000, the mortgage-backed securities had an average life of 13.2 years and effective duration of 11.9 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at June 30, 2000, was $1,965.9 million, representing 7.4 percent of invested assets, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $2,147.4 million at December 31, 1999, representing 8.1 percent of invested assets.

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

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,231.3 million and $1,278.1 million at June 30, 2000, and December 31, 1999, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

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

At June 30, 2000, and December 31, 1999, impaired loans totaled $17.9 million and $18.1 million, respectively. Included in the impaired loans at June 30, 2000 were $6.6 million of loans which had a related, specific investment valuation allowance of $2.4 million and $11.3 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $8.6 million and $8.7 million at June 30, 2000 and December 31, 1999, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the six and twelve month periods ended June 30, 2000, and December 31, 1999.

Real estate was $165.7 million and $211.2 million at June 30, 2000, and December 31, 1999. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $37.6 million at June 30, 2000, and $79.4 million at December 31, 1999.

Investment valuation allowances for mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $20.0 during the second quarter of 2000. At June 30, 2000, the balance in the valuation allowance for mortgage loans and real estate was $12.9 million and $25.6 million, respectively.

Other

The Company's exposure to non-current investments totaled $46.5 million at June 30, 2000, or 0.2 percent of invested assets. These non-current investments are comprised of bonds, foreclosed real estate, and mortgage loans that became more than thirty days past due in principal and interest payments.

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

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $533.0 million for the six months ended June 30, 2000, as compared to $740.1 million in the comparable period in 1999.

The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements, excluding the strain placed on capital as a result of the charges recorded in connection with the merger. As a result of the effect on capital during 1999 of the merger related charges, the Company raised approximately $500 million through the debt markets during the fourth quarter of 1999 by securing $200 million of one-year bank debt and by issuing commercial paper. The Company is exploring alternative financing sources to further increase its financial flexibility. The Company intends to file a shelf registration during the third quarter of 2000 in order to provide funding alternatives for its maturing debt. Contingent upon market conditions and corporate needs, funding will be used to refinance short-term debt on a long-term basis and to fund internal expansion, acquisitions, and investment opportunities.

The Company is involved in negotiations to reinsure or sell certain blocks of business that are non-core or non-strategic to the Company's ongoing operations. These transactions, when competed, are expected to increase equity, to support the Company's present credit and claims-paying ratings, and to increase the risk-based capital ratios of the insurance subsidiaries involved.

In April 2000, the Company issued $200.0 million of variable rate notes, due in April 2001, in a privately negotiated transaction. The notes were used to refinance other short-term debt and had an interest rate of 7.03 percent during the second quarter. The current interest rate on these notes is
7.48 percent.

At June 30, 2000, the Company had short-term and long-term debt totaling $1,039.2 million and $1,166.5 million, respectively. At June 30, 2000, approximately $498.5 million was available for additional financing under the existing revolving credit facilities.

Ratings

Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch/Duff & Phelps (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

-----------------------------------------------------------------------------------------------------------------------------
                                             S&P                    Moody's                  Fitch                AM Best
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
-----------------------------------------------------------------------------------------------------------------------------
    Senior Debt                         A- (Strong )           A3  (Upper Medium            A- (High             Not Rated
                                                                    Grade)              Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
    Junior Subordinated Debt            BBB (Good )         Baa1  (Medium Grade)          BBB+ (Good            Not Rated
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
    Commercial Paper                    A-2 (Good)             Prime-2 (Strong             F2 (Good             Not Rated
                                                                   Ability)             Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident        AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty            Not Rated                Not Rated                Not Rated          A+ (Superior)
-----------------------------------------------------------------------------------------------------------------------------
    Provident National Assurance         Not Rated           A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Unum Life of America             AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    First Unum Life                  AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident         AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                 AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable             AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Protective           AA- (Very Strong )      A1  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------

Year 2000 Date Conversion

As are many other businesses in this country and abroad, the Company is affected in numerous ways, both by its own computer information systems and by third parties with which it has business relationships, in the processing of date data relating to the year 2000 and beyond. Failure to have adequately addressed and substantially resolved year 2000 issues could have had, and as to mission critical systems in certain circumstances would have had, a material adverse effect on the Company's business, results of operations, or financial condition. While there can be no assurance as to its long-term success, the Company completed a project which was intended and designed to avoid and/or mitigate any such material adverse effect from year 2000 issues. The Company's program for the year 2000 was organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing, and deployment. The program continues to monitor systems for year 2000 issues, including the ability to properly handle the dates of October 10 and December 31, 2000 and February 28 and December 31, 2001. To date, no material issues have been identified.

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

Since inception of the project, the Company has expensed approximately $34 million in connection with incremental cost of the year 2000 project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 1999. During the first six months of 2000, there was no substantive change to the Company's market risk or the management of such risk.

                                    PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 19, 2000 at 10:00 A.M., the Company's stockholders approved, as recommended by the Board of Directors, the election of four directors for terms expiring in 2003 as listed in the proxy statement and set forth below:


             Election of Directors                                 Votes For               Votes Withheld
             ---------------------                                 ---------               --------------
     William L. Armstrong                                         180,764,977                 2,801,570
     A. S. (Pat) MacMillan                                        180,750,737                 2,815,810
     George J. Mitchell                                           180,728,486                 2,838,061
     Cynthia A. Montgomery                                        180,888,273                 2,678,274


No other matters to be voted upon were presented at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

     Exhibit 3 Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 2 to Form 8-A/A of the Company filed June 30, 1999)

     Exhibit 15  Letter re: Unaudited interim financial information

     Exhibit 27  Financial data schedule (for SEC use only)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UnumProvident Corporation
                                       (Registrant)



Date:  August 11, 2000     /s/  J. Harold Chandler
                           --------------------------------------------
                           J. Harold Chandler
                           Chairman, President, and Chief Executive Officer



Date:  August 11, 2000     /s/ Thomas R. Watjen
                           --------------------------------------------
                           Thomas R. Watjen
                           Executive Vice President, Finance and Risk Management