Form 10-Q
period 2000-09-30
UNUMPROVIDENT CORP
filed 2000-11-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.
                        Commission file number 1-11834



                           UnumProvident Corporation
            (Exact name of registrant as specified in its charter)

                     Delaware                                        62-1598430
(State of other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                   organization)

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

Yes [X]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at September 30, 2000
                 -----                       ---------------------------------
     Common stock, $0.10 par value                    240,857,240

                               TABLE OF CONTENTS


                                    PART I

Cautionary Statement Regarding Forward-Looking Statements.....................................       1

1   Financial Statements (Unaudited):

      Condensed Consolidated Statements of Financial Condition at September 30, 2000 and
       December 31, 1999......................................................................       2

      Condensed Consolidated Statements of Operations for the three and nine months ended
       September 30, 2000 and 1999............................................................       4

      Condensed Consolidated Statements of Stockholders' Equity for the nine months ended
       September 30, 2000 and 1999............................................................       5

      Condensed Consolidated Statements of Cash Flows for the nine months ended September
       30, 2000 and 1999......................................................................       6

      Notes to Condensed Consolidated Financial Statements....................................       7

      Independent Auditors' Review Report.....................................................      15

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      16

3.  Quantitative and Qualitative Disclosure about Market Risk.................................      32

                                                     PART II

6.  Exhibits and Reports on Form 8-K..........................................................      33

    Signatures................................................................................      34

                                    PART I

           Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe-harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause actual results to differ materially from the forward-looking statements. UnumProvident Corporation (the Company) claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as "incorporation by reference." You can find many of these statements by looking for words such as "may," "should," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

     . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.
     . Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.
     . Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.
     . Retained risks in the Company's reinsurance operations are influenced by many factors and can fluctuate as a result of changes in these factors, and such fluctuations can have material positive or negative effects on net income.
     . Field force effectiveness in supporting new product offerings and providing customer service may not meet expectations.
     . Sales growth may be less than planned, which will impact revenue and profitability.
     . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.
     . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenues, and the Company could experience higher than expected claims or claims with longer duration than expected.
     . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.
     .    Adverse changes may occur in the securities market.
     . Changes in the interest rate environment may adversely affect profit margins and the Company's investment portfolio.
     .    The rate of customer bankruptcies may increase.

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

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                 September 30           December 31
                                                                                     2000                  1999
                                                                                     (in millions of dollars)
                                                                              ---------------------------------------
                                                                                   (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                                                                $22,061.7             $22,033.2
    Held-to-Maturity                                                                      341.0                 323.5
  Mortgage Loans                                                                        1,158.0               1,278.1
  Real Estate                                                                             162.0                 211.2
  Policy Loans                                                                          2,348.7               2,316.9
  Short-term Investments                                                                  251.6                 321.5
  Other Investments                                                                        55.6                  64.9
                                                                                      ---------             ---------
      Total Investments                                                                26,378.6              26,549.3


 Cash and Bank Deposits                                                                   100.4                 292.4
 Accounts and Premiums Receivable                                                       1,938.5               1,144.3
 Reinsurance Receivable                                                                 5,836.6               4,741.2
 Accrued Investment Income                                                                586.9                 543.6
 Deferred Policy Acquisition Costs                                                      2,352.9               2,391.2
 Value of Business Acquired                                                               585.8                 534.1
 Goodwill                                                                                 689.2                 706.4
 Other Assets                                                                           1,305.6               1,085.9
 Separate Account Assets                                                                  428.0                 459.1
                                                                                      ---------             ---------




Total Assets                                                                          $40,202.5             $38,447.5
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                                September 30          December 31
                                                                                    2000                  1999
                                                                                    (in millions of dollars)
                                                                          -------------------------------------------
                                                                                (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                                                         $ 1,781.1             $ 1,722.1
 Reserves for Future Policy and Contract Benefits and
   Unearned Premiums                                                                   25,636.7              23,719.7
 Other Policyholders' Funds                                                             2,780.1               3,521.8
 Federal Income Tax                                                                       370.1                 271.6
 Short-term Debt                                                                        1,021.3               1,075.0
 Long-term Debt                                                                         1,166.5               1,166.5
 Other Liabilities                                                                      1,542.0               1,229.5
 Separate Account Liabilities                                                             428.0                 459.1
                                                                                      ---------             ---------

Total Liabilities                                                                      34,725.8              33,165.3
                                                                                      ---------             ---------

Commitments and Contingent Liabilities - Note 8

Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company                                              300.0                 300.0
                                                                                      ---------             ---------
Stockholders' Equity
 Common Stock, $0.10 par
   Authorized: 725,000,000 shares
   Issued: 241,033,535 and 240,515,180 shares                                              24.1                  24.1
 Additional Paid-in Capital                                                             1,036.3               1,028.6
 Accumulated Other Comprehensive Loss                                                    (104.7)                (18.9)
 Retained Earnings                                                                      4,230.2               3,957.6
 Treasury Stock at Cost:  176,295 shares                                                   (9.2)                 (9.2)
                                                                                      ---------             ---------

Total Stockholders' Equity                                                              5,176.7               4,982.2
                                                                                      ---------             ---------



Total Liabilities and Stockholders' Equity                                            $40,202.5             $38,447.5
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30
                                                                    2000            1999            2000            1999
                                                                        (in millions of dollars, except share data)
                                                                 -------------------------------------------------------------
Revenue
 Premium Income                                                       $1,754.6        $1,736.2        $5,325.3        $5,105.1
 Net Investment Income                                                   482.4           513.4         1,577.5         1,531.0
 Net Realized Investment Gains (Losses)                                  (14.0)           77.9           (12.4)           89.3
 Other Income                                                             88.7           105.6           239.1           254.4
                                                                      --------        --------        --------        --------
Total Revenue                                                          2,311.7         2,433.1         7,129.5         6,979.8
                                                                      --------        --------        --------        --------

Benefits and Expenses
 Policyholder Benefits                                                 1,556.7         2,053.1         4,767.3         5,245.9
 Commissions                                                             188.6           217.6           573.1           679.7
 Interest and Debt Expense                                                47.2            34.3           136.2           100.8
 Deferral of Policy Acquisition Costs                                   (138.1)         (182.8)         (433.8)         (603.0)
 Amortization of Deferred Policy Acquisition Costs                        95.2           107.4           363.4           332.0
 Amortization of Value of Business Acquired and Goodwill                  18.8            43.4            53.3           103.6
 Other Operating Expenses                                                334.8           422.9         1,035.5         1,495.0
                                                                      --------        --------        --------        --------
Total Benefits and Expenses                                            2,103.2         2,695.9         6,495.0         7,354.0
                                                                      --------        --------        --------        --------

Income (Loss) Before Federal Income Taxes                                208.5          (262.8)          634.5          (374.2)
Federal Income Taxes (Credit)                                             71.5           (45.8)          219.9           (55.3)
                                                                      --------        --------        --------        --------
Net Income (Loss)                                                     $  137.0        $ (217.0)       $  414.6        $ (318.9)
                                                                      ========        ========        ========        ========

Net Income (Loss) Per Common Share
 Basic                                                                $   0.57        $  (0.91)       $   1.72        $  (1.34)
 Assuming Dilution                                                    $   0.57        $  (0.91)       $   1.72        $  (1.34)


Dividends Paid Per Common Share                                       $ 0.1475        $ 0.1475        $ 0.4425        $ 0.4331

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                 Accumulated
                                                     Additional     Other
                                            Common   Paid-in    Comprehensive       Retained    Treasury     Deferred
                                            Stock    Capital    Income (Loss)       Earnings     Stock     Compensation Total
                                                                           (in millions of dollars)
                                            --------------------------------------------------------------------------------------
Balance at December 31, 1998                 $23.8    $  959.2        $ 914.7      $4,279.2     $(9.2)     $ (21.5)  $ 6,146.2

Comprehensive Loss, Net of Tax
 Net Loss                                                                            (318.9)                            (318.9)
 Change in Net Unrealized Gain
   on Securities                                                       (847.6)                                          (847.6)
 Change in Foreign Currency
   Translation Adjustment                                                13.9                                             13.9
                                                                                                                     ---------
Total Comprehensive Loss                                                                                              (1,152.6)
                                                                                                                     ---------

Common Stock Activity                          0.2        61.7                                                21.5        83.4
Dividends to Stockholders                                                            (138.6)                            (138.6)
                                            ------    --------       --------      --------    -----      --------   ---------

Balance at September 30, 1999                $24.0    $1,020.9        $  81.0      $3,821.7    $(9.2)     $      -   $ 4,938.4
                                            ======    ========       ========      ========    =====      ========   =========

Balance at December 31, 1999                 $24.1    $1,028.6        $ (18.9)     $3,957.6    $(9.2)     $      -   $ 4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                           414.6                              414.6
 Change in Net Unrealized Gain (Loss)
   on Securities                                                        (57.2)                                           (57.2)
 Change in Foreign Currency
   Translation Adjustment                                               (28.6)                                           (28.6)
                                                                                                                     ---------
Total Comprehensive Income                                                                                               328.8
                                                                                                                     ---------

Common Stock Activity                                      7.7                                                             7.7
Dividends to Stockholders                                                            (142.0)                            (142.0)
                                            ------    --------       --------      --------    -----      --------   ---------

Balance at September 30, 2000                $24.1    $1,036.3        $(104.7)     $4,230.2    $(9.2)     $      -   $ 5,176.7
                                            ======    ========       ========      ========    =====      ========   =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                              Nine Months Ended September 30
                                                                                     2000           1999
                                                                                 (in millions of dollars)
                                                                              -------------------------------
Net Cash Provided by Operating Activities                                       $   897.3           $ 1,153.2
                                                                                ---------           ---------

Cash Flows from Investing Activities
 Proceeds from Sales of Investments                                               1,529.2             3,106.3
 Proceeds from Maturities of Investments                                            801.4               946.5
 Purchase of Investments                                                         (2,977.0)           (4,536.9)
 Net (Purchases) Sales of Short-term Investments                                     68.8              (289.7)
 Acquisition of Business                                                            (94.2)                  -
 Disposition of Business                                                            (78.2)                  -
 Other                                                                              (45.7)              (54.2)
                                                                                ---------           ---------
Net Cash Used by Investing Activities                                              (795.7)             (828.0)
                                                                                ---------           ---------

Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                                   30.8               156.1
 Maturities and Benefit Payments from Policyholder Accounts                        (170.4)             (598.5)
 Net Change in Short-term Borrowings                                                (53.7)              198.4
 Dividends Paid to Stockholders                                                    (106.5)             (103.4)
 Other                                                                                7.7                48.1
                                                                                 --------           ---------
Net Cash Used by Financing Activities                                              (292.1)             (299.3)
                                                                                 --------           ---------

Effect of Foreign Exchange Rate on Cash                                              (1.5)                2.0
                                                                                 --------           ---------

Net Increase (Decrease) in Cash and Bank Deposits                                  (192.0)               27.9

Cash and Bank Deposits at Beginning of Period                                       292.4               111.2
                                                                                 --------           ---------

Cash and Bank Deposits at End of Period                                          $  100.4           $   139.1
                                                                                 ========           =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2000

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2--Merger

During the three and nine month periods ended September 30, 1999, the Company recognized before-tax expenses of $42.5 million and $184.7 million, respectively, for employee related expenses, exit activities, and investment banking, legal, and accounting fees related to the merger. On an after-tax basis, the impact on earnings was $27.6 million and $139.6 million for the three and nine month periods. The expense related to the early retirement offer to employees reduced second quarter and nine month 1999 earnings $125.9 million before tax and $81.8 million after tax. As of June 30, 2000, the exit plan had been completed.

Note 3--Stockholders' Equity and Earnings Per Common Share

In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income (loss) per common share is determined as follows:

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30                           September 30
                                                        2000               1999                2000                1999
                                                                     (in millions, except share data)
                                                      ---------------------------------------------------------------------
Numerator
 Net Income (Loss)                                    $    137.0         $   (217.0)         $    414.6          $   (318.9)
                                                      ==========         ==========          ==========          ==========

Denominator (000s)
 Weighted Average Common Shares - Basic                240,929.5          239,739.8           240,766.3           238,670.2
 Dilutive Securities                                     1,258.9                  -               982.8                   -
                                                      ----------         ----------          ----------          ----------
 Weighted Average Common Shares -
  Assuming Dilution                                    242,188.4          239,739.8           241,749.1           238,670.2
                                                      ==========         ==========          ==========          ==========

UnumProvident Corporation and Subsidiaries

September 30, 2000

Note 3--Stockholders' Equity and Earnings Per Common Share (Continued)

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money or if a net loss is reported. Approximately 10.3 million and 11.4 million options for the three and nine month periods ended September 30, 2000, and approximately 5.4 million and 2.0 million options for the three and nine month periods ended September 30, 1999, were not considered dilutive due to the options being out-of-the money. In-the-money options to purchase approximately
2.4 million and 3.7 million common shares for the three and nine month periods ended September 30, 1999, were not considered dilutive due to net losses being reported for the periods.

Note 4--Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of deferred tax, are as follows:

                                                                               September 30            December 31
                                                                                   2000                    1999
                                                                                     (in millions of dollars)
                                                                             ------------------------------------------
Net Unrealized Gain (Loss) on Securities                                                $ (37.4)                 $ 19.8
Foreign Currency Translation Adjustment                                                   (67.3)                  (38.7)
                                                                                        -------                  ------
Accumulated Other Comprehensive Loss                                                    $(104.7)                 $(18.9)
                                                                                        =======                  ======

The components of comprehensive income (loss) and the related deferred tax are as follows:

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30                   September 30
                                                                         2000              1999           2000          1999
                                                                                  (in millions of dollars)
                                                                ------------------------------------------------------------
Net Income (Loss)                                                      $137.0           $(217.0)       $ 414.6     $  (318.9)
                                                                       ------           -------        -------     ---------

Change in Net Unrealized Gain (Loss) on Securities:
   Change Before Reclassification Adjustment                            (10.8)           (194.2)         (99.9)     (1,168.7)
   Reclassification Adjustment for Net Realized Investment
      (Gains) Losses Included in Net Income (Loss)                       14.0             (77.9)          12.4         (89.3)
Change in Foreign Currency Translation Adjustment                       (15.8)              4.6          (36.3)         19.7
                                                                       ------           -------        -------     ---------
                                                                        (12.6)           (267.5)        (123.8)     (1,238.3)
Change in Deferred Tax                                                   (1.4)            (83.2)         (38.0)       (404.6)
                                                                       ------           -------        -------     ---------
Other Comprehensive Loss                                                (11.2)           (184.3)         (85.8)       (833.7)
                                                                       ------           -------        -------     ---------

Comprehensive Income (Loss)                                            $125.8           $(401.3)       $ 328.8     $(1,152.6)
                                                                       ======           =======        =======     =========

UnumProvident Corporation and Subsidiaries

September 30, 2000


Note 5--Segment Information

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability. The Individual segment includes results from the individual disability and individual long-term care lines of business. The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Individual life, which was previously included in the Individual segment, is no longer actively marketed and is now reported in the Other segment. Historical by segment results have been reclassified to conform to current period reporting.

UnumProvident Corporation and Subsidiaries

September 30, 2000


Note 5--Segment Information (Continued)

Selected data by segment is as follows:

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30                            September 30
                                                          2000                  1999              2000              1999
                                                                             (in millions of dollars)
                                                        ------------------------------------------------------------------------
Premium Income
 Employee Benefits                                           $1,015.0              $  984.8          $3,029.1          $2,898.8
 Individual                                                     444.9                 418.1           1,333.7           1,234.1
 Voluntary Benefits                                             187.6                 172.4             554.1             516.7
 Other                                                          107.1                 160.9             408.4             455.5
                                                             --------              --------          --------          --------
                                                              1,754.6               1,736.2           5,325.3           5,105.1
Net Investment Income and Other Income
 Employee Benefits                                              211.6                 186.4             630.4             546.7
 Individual                                                     243.0                 205.0             704.7             611.1
 Voluntary Benefits                                              30.2                  28.1              89.1              81.5
 Other                                                           70.3                 159.9             353.8             491.5
 Corporate                                                       16.0                  39.6              38.6              54.6
                                                             --------              --------          --------          --------
                                                                571.1                 619.0           1,816.6           1,785.4
Total Revenue (Excluding Net Realized
Investment Gains and Losses)
 Employee Benefits                                            1,226.6               1,171.2           3,659.5           3,445.5
 Individual                                                     687.9                 623.1           2,038.4           1,845.2
 Voluntary Benefits                                             217.8                 200.5             643.2             598.2
 Other                                                          177.4                 320.8             762.2             947.0
 Corporate                                                       16.0                  39.6              38.6              54.6
                                                             --------              --------          --------          --------
                                                              2,325.7               2,355.2           7,141.9           6,890.5
Benefits and Expenses
 Employee Benefits                                            1,103.2               1,384.5           3,306.6           3,540.6
 Individual                                                     615.9                 544.6           1,819.7           1,660.9
 Voluntary Benefits                                             182.2                 168.3             528.6             503.4
 Other                                                          151.5                 483.6             689.5           1,141.3
 Corporate                                                       50.4                 114.9             150.6             507.8
                                                             --------              --------          --------          --------
                                                              2,103.2               2,695.9           6,495.0           7,354.0
Income (Loss) Before Net Realized Investment
Gains and Losses and Federal Income Taxes
 Employee Benefits                                              123.4                (213.3)            352.9             (95.1)
 Individual                                                      72.0                  78.5             218.7             184.3
 Voluntary Benefits                                              35.6                  32.2             114.6              94.8
 Other                                                           25.9                (162.8)             72.7            (194.3)
 Corporate                                                      (34.4)                (75.3)           (112.0)           (453.2)
                                                             --------              --------          --------          --------
                                                                222.5                (340.7)            646.9            (463.5)
Net Realized Investment Gains (Losses)                          (14.0)                 77.9             (12.4)             89.3
                                                             --------              --------          --------          --------
Income (Loss) Before Federal Income Taxes                       208.5                (262.8)            634.5            (374.2)
Federal Income Taxes (Credit)                                    71.5                ( 45.8)            219.9             (55.3)
                                                             --------              --------          --------          --------
Net Income (Loss)                                            $  137.0              $ (217.0)         $  414.6          $ (318.9)
                                                             ========              ========          ========          ========

UnumProvident Corporation and Subsidiaries

September 30, 2000

Note 6--Debt

In October 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced the 364-day revolver which expired in October 2000 and the five-year revolver which has been canceled. The new facilities will be available for general corporate purposes, including support of the Company's $1.0 billion commercial paper program. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin or an alternate base rate.

Additionally, the Company filed a $1.0 billion universal shelf registration during the third quarter of 2000 in order to provide funding alternatives for its maturing debt.

In April 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes are due in April 2001 and were used to refinance other short-term debt and had an interest rate of 7.48 percent during the third quarter.

Note 7--Reinsurance

In the third quarter of 2000, the Company entered into various reinsurance agreements with Reassure America Life Insurance Company (Reassure America), an affiliate of Swiss Re Life & Health America Inc., under which Reassure America will reinsure on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Reassure America has a current A.M. Best rating of A++ (superior). The reinsurance agreements for each of the Company's insurance subsidiaries are subject to regulatory approval.

Certain of the Company's insurance subsidiaries received regulatory approval, and the transactions for those subsidiaries closed during the third quarter, with an effective date of July 1, 2000. In consideration for the transfer of reserves, Reassure America paid the Company a ceding commission of $489.9 million. Total liabilities of $3,003.6 million and policy loans of $1,996.5 million were assumed by Reassure America. The $351.3 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded.

The remaining reinsurance agreements with Reassure America are expected to receive approval and close during the fourth quarter of 2000.

Separately, during the third quarter of 2000, the Company entered into a reinsurance agreement with Max Re Ltd. (Max Re) whereby Max Re reinsured on a 100 percent indemnity coinsurance basis the future claim payments on long duration long-term disability claims which were incurred prior to January 1, 1996, of The Paul Revere Life Insurance Company, a subsidiary of the Company. Max Re has a current A.M. Best rating of A- (excellent). Total policy reserves ceded were approximately $177.9 million. The gain on the transaction, which closed in the third quarter of 2000 with an effective date of January 1, 2000, was immaterial.

UnumProvident Corporation and Subsidiaries

September 30, 2000

Note 8--Commitments and Contingent Liabilities

Commitments

In the third quarter of 2000, the Company entered into an agreement to sell Provident National Assurance Company (Provident National), an inactive subsidiary of the Company, to Allstate Life Insurance Company. Prior to closing of the sale, Provident National's general account liabilities will be reinsured by another subsidiary of the Company. The transaction, which is subject to regulatory approval, is expected to close by year-end 2000.

Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against the Company - one purporting to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers and the other purporting to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by the Company to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied. A hearing to determine class certification was heard on December 20, 1999 in Superior Court. The Superior Court certified a class for the independent brokers and has denied class certification for the career agents. The Company appealed the class certification for the independent brokers, but the appeal was denied. A tentative trial date of January 2001 has been set for the class action. The Company has filed a conditional counterclaim in each action which requests a substantial return of commissions should the Superior Court agree with the plaintiffs' interpretation of the contracts. Summary judgment motions have been filed, and a hearing was held on November 10, 2000, with a continuance set for December 1, 2000. The career agent plaintiffs have re-filed, but not served, their complaint seeking class action status by limiting the issues to those in the certified broker class action. The Company believes that it has strong defenses to both lawsuits and plans to vigorously defend its position.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 47 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. The Company has filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court has denied 15 of those motions and granted two. The Company appealed the denial of the 15 motions before the First Circuit Court of Appeals, but the District Court decision was affirmed. The two cases set for arbitration should be heard late this year or early in 2001. Eight of the other cases are tentatively set to begin trials in 2002. The Company believes that it has strong defenses and plans to vigorously defend its position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint. On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine, and that action was voluntarily dismissed by the plaintiff on June 12, 2000. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under

UnumProvident Corporation and Subsidiaries

September 30, 2000


Note 8--Commitments and Contingent Liabilities (Continued)

the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident for the Company's stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance and pricing policies, the Company's merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger. On April 10, 2000, the defendants filed a motion to dismiss the complaints. On July 13, 2000, the motion was referred by the Maine district court to a magistrate judge for a report and recommendation. On November 8, 2000, the magistrate issued a report and recommendation, which recommended to the district judge that the motion be granted as to the claims alleged under sections 10(b) and 20(a) of the Securities Exchange Act, and recommended that the motion be granted in part and denied in part as to the claims alleged under sections 11, 12(a)(2) and 15 of the Securities Act and under sections 14(a) and 20(a) of the Securities Exchange Act. The report and recommendation is subject to de novo review by the district court, and the parties must file any objections to the report and recommendation with the district court on or before November 24, 2000. To date, no class has been certified, and no defendant has answered any complaint. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

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

UnumProvident Corporation and Subsidiaries

September 30, 2000

Note 9--Change in Accounting Principles and Accounting Pronouncements
Outstanding

Change in Accounting Principles

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

Effective July 1, 2000, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 44 (Interpretation), Accounting for Certain Transactions Involving Stock Compensation. This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of the Interpretation did not have an effect on the Company's financial position or results of operations.

Accounting Pronouncements Outstanding

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (SFAS
138), Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS 133. SFAS 138 addresses several issues that apply to derivative instruments and hedging activities and amends certain accounting and reporting standards of SFAS 133. The Company will adopt the provisions of SFAS 133 and SFAS 138 effective January 1, 2001. The adoptions of these pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces Statement of Financial Accounting Standards No. 125. SFAS 140 revises the standards for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

                      Independent Auditors' Review Report



Board of Directors and Shareholders
UnumProvident Corporation


We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and Subsidiaries as of September 30, 2000, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 2000 and 1999. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to condensed consolidated financial statements. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim information of the former Unum Corporation and Subsidiaries whose revenues for the three month and nine month periods ended September 30, 1999 constituted 56 percent of the related consolidated totals.

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


Chattanooga, Tennessee
November 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

On June 30, 1999, Unum Corporation (Unum) merged with and into Provident Companies, Inc. (Provident) under the name UnumProvident Corporation (the Company). The merger was accounted for as a pooling of interests. The historical financial results discussed herein give effect to the merger as if it had been completed at the beginning of the earliest period presented. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

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

The trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales. The Company's long-term objectives, which balance growth and profitability, are to achieve sales growth of 10 to 12 percent per year.

Strategic Transactions

During the third quarter of 2000, the Company announced the signing of definitive agreements for a series of strategic transactions designed to more closely focus its operations on its core businesses and increase its financial flexibility. These transactions, when completed, are expected to increase equity, to support the Company's present credit and claims-paying ratings, and to increase the risk-based capital ratios of the insurance subsidiaries involved. The primary transaction involves the signing of an agreement under which an affiliate of Swiss Re Life & Health America Inc. (Swiss Re) will reinsure the Company's in-force individual life insurance and corporate-owned life insurance blocks of business. In addition, the Company announced the sale of an inactive subsidiary, Provident National Assurance Company, to Allstate Life Insurance Company and an agreement with Max Re Ltd. to reinsure a portion of its long duration group long-term disability claims.

Under the terms of one set of agreements, Reassure America Life Insurance Company (Reassure America), a Swiss Re affiliate, will reinsure on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Reassure America will also assume responsibility for the administration of the policies on a phased-in basis over the course of the next year. The capital generated from the transaction will remain in the insurance subsidiaries to increase the risk-based capital ratios. The agreements will be effective as of July 1, 2000 and are subject to regulatory approvals. Certain of the agreements received such approval and closed during the third quarter. The remaining agreements are expected to receive approval and close during the fourth quarter of 2000. The gain from this reinsurance transaction will be deferred and amortized into income over time based on the life of the business. The transaction is expected to be slightly dilutive to earnings in 2001. See "Other Segment Operating Results" and "Investments" for further discussion of this transaction.

Separately, The Paul Revere Life Insurance Company, a subsidiary of the Company, and Max Re Ltd. entered into an agreement whereby Max Re Ltd. reinsured on a 100 percent indemnity coinsurance basis the future claim payments on long duration group long-term disability claims which were incurred prior to January 1, 1996. Policy reserves ceded in this transaction, which closed in the third quarter of 2000 with an effective date of January 1, 2000, were approximately $177.9 million.

The Company has also agreed to sell Provident National Assurance Company, an inactive insurance subsidiary, to Allstate Life Insurance Company. Provident National Assurance Company's general account liabilities will be reinsured by another subsidiary of the Company. The excess capital and surplus released will be used to reduce the Company's short-term borrowings. This transaction, which is subject to certain regulatory approval, is expected to close by year-end 2000.

Consolidated Operating Results

(in millions of dollars)

                                              Three Months Ended September 30                  Nine Months Ended September 30
                                               2000       1999        % Change                  2000       1999        % Change
                                            ------------------------------------             ------------------------------------
Premium Income                             $1,754.6      $1,736.2         1.1%              $5,325.3      $5,105.1          4.3%
Net Investment Income                         482.4         513.4        (6.0)               1,577.5       1,531.0          3.0
Other Income                                   88.7         105.6       (16.0)                 239.1         254.4         (6.0)
                                           --------      --------                           --------      --------
Total Revenue                               2,325.7       2,355.2        (1.3)               7,141.9       6,890.5          3.6
Benefits and Expenses                       2,103.2       2,695.9       (22.0)               6,495.0       7,354.0        (11.7)
                                           --------      --------                           --------      --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains                           222.5        (340.7)        N.M.                 646.9        (463.5)         N.M.
Federal Income Taxes (Credit)                  77.0         (73.1)        N.M.                 224.8         (86.6)         N.M.
                                           --------      --------                           --------      --------
Income (Loss) Before Net Realized
   Investment Gains (Losses)                  145.5        (267.6)        N.M.                 422.1        (376.9)         N.M.
Net Realized Investment Gains
   (Losses)                                    (8.5)         50.6         N.M.                  (7.5)         58.0          N.M.
                                           --------      --------                           --------      --------
Net Income (Loss)                          $  137.0      $ (217.0)        N.M.              $  414.6      $ (318.9)         N.M.
                                           ========      ========                           ========      ========

N.M. = not a meaningful percentage

Prior to the June 30, 1999 merger, Unum's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differed from that used by Provident. While Unum's and Provident's methods for calculating the discount rate for disability claim reserves were both in accordance with generally accepted accounting principles, management believed that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. The previous Unum methodology used the same investment strategy for assets backing both liabilities and surplus. Provident's methodology, which allows for different investment strategies for assets backing surplus than those backing product liabilities, was determined by management to be the more appropriate approach for the combined entity. Accordingly, at June 30, 1999, the Company adopted Provident's method of calculating the discount rate for claim reserves. The impact on second quarter and nine months 1999 earnings related to the change in method of calculating the discount rate for claim reserves was $240.7 million before tax and $156.5 million after tax. The charge was reflected in the Employee Benefits, Individual, and Other segments as an increase in benefits to policyholders of $191.7 million, $38.9 million, and $10.1 million, respectively.

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

The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million in the third quarter of 1999, which reduced third quarter and nine months 1999 results $359.2 million before tax and $233.5 million after tax.

The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported factors, and discount rates. These components are summarized as follows (in millions):


               Claim termination rates                      $ 372.6
               Incurred but not reported factors              101.4
               Discount rates                                (114.8)
                                                            -------
               Net change                                   $ 359.2
                                                            =======

On June 30, 1999, the date the merger was completed, the Company recorded before-tax expenses related to the merger of approximately $142.2 million ($112.0 million after tax) for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal, and accounting fees. The Company also recorded in the second quarter of 1999 a before-tax expense of approximately $125.9 million ($81.8 million after tax) related to the early retirement offer to the Company's employees. During the third quarter of 1999, the Company recorded additional before-tax expenses of $42.5 million ($27.6 after tax) related to the merger. These expenses are reported in the Corporate segment as other operating expenses. Additionally, in the three and nine months ended September 30, 1999 the Company expensed $4.7 million and $24.7 million, respectively, ($3.1 million and $16.1 million after tax) of incremental costs associated with the merger. These incremental costs consist primarily of compensation, training, integration, and licensing costs.

See Note 2 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion of these second and third quarter 1999 charges.

During the first quarter of 1999, the Company began a comprehensive strategic review of its reinsurance operations to determine the appropriateness of their fit within the context of the merged entity. These operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. In April 1999, the strategic review was completed, and the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off and recorded a first quarter 1999 charge of $74.1 million in the Other segment. During the first and second quarters of 1999, the Company also recorded $27.0 million and $2.0 million, respectively, in the Corporate segment related to the write-off of goodwill.

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

Because of the limited interest expressed by potential buyers in the reinsurance management operations, the Company reevaluated its strategy to exit the reinsurance operations. The Company decided to continue to operate its North America long-term disability reinsurance operation and to refocus it with the objective of improving profitability. With respect to Lloyd's, the Company decided to implement a strategy which limits participation in year 2000 underwriting risks, ceases participation in Lloyd's underwriting risks after year 2000, and manages the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. During the third quarter of 1999, the Company recognized a charge of $193.3 million in the Other segment and $28.7 million in the Corporate segment related to the write-off of goodwill. See Note 13 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion of the 1999 charges related to the reinsurance businesses.

A portion of the losses recognized in 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the 1999 effective tax rate. Additionally, a portion of the 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

In the second quarter of 1999, the Company recorded a refund from the Internal Revenue Service relating to the settlement of an issue for the 1992 tax year. The recorded refund of taxes was $5.1 million, and interest thereon was $1.4 million. In the third quarter of 1999, the Company recorded a refund from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The refund of taxes was $25.3 million, and interest on the refunds was $31.5 million. Overall, including interest and the tax provision thereon, third quarter and nine month 1999 after tax results increased $29.2 million and $35.2 million, respectively, due to settlements of prior year tax issues.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                            Three Months Ended September 30                   Nine Months Ended September 30
                                               2000          1999     % Change                  2000          1999     % Change
                                        ---------------------------------------              ------------------------------------
Premium Income
   Group Long-term Disability              $  527.2      $  514.7         2.4%              $1,560.8      $1,511.8          3.2%
   Group Short-term Disability                127.6         120.6         5.8                  380.5         347.7          9.4
   Group Life                                 298.1         290.6         2.6                  901.6         866.4          4.1
   Accidental Death &
     Dismemberment                             45.3          48.0        (5.6)                 140.4         141.9         (1.1)
   Group Long-term Care                        16.8          10.9        54.1                   45.8          31.0         47.7
                                           --------      --------                           --------      --------
Total Premium Income                        1,015.0         984.8         3.1                3,029.1       2,898.8          4.5
Net Investment Income                         173.9         152.3        14.2                  518.7         445.0         16.6
Other Income                                   37.7          34.1        10.6                  111.7         101.7          9.8
                                           --------      --------                           --------      --------
Total Revenue                               1,226.6       1,171.2         4.7                3,659.5       3,445.5          6.2
                                           --------      --------                           --------      --------
Benefits and Change in Reserves               844.7       1,155.9       (26.9)               2,523.1       2,840.0        (11.2)
Commissions                                    80.5          80.9        (0.5)                 248.0         241.9          2.5
Deferral of Policy Acquisition Costs          (52.1)        (59.4)      (12.3)                (171.7)       (193.5)       (11.3)
Amortization of Deferred Policy
  Acquisition Costs                            32.8          24.9        31.7                  117.7          74.6         57.8
Other Operating Expenses                      197.3         182.2         8.3                  589.5         577.6          2.1
                                           --------      --------                           --------      --------
Total Benefits and Expenses                 1,103.2       1,384.5       (20.3)               3,306.6       3,540.6         (6.6)
                                           --------      --------                           --------      --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses             $  123.4      $ (213.3)        N.M.              $  352.9      $  (95.1)         N.M.
                                           ========      ========                           ========      ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

Employee Benefits new annualized sales, on a submitted date basis, increased 9.6 percent to $232.7 million in the third quarter of 2000 from $212.4 million in the third quarter of 1999, driven primarily by large case sales. On an effective date basis, sales decreased 26.4 percent to $149.2 million in the third quarter of 2000 from $202.8 million in the third quarter of 1999, consistent with the second quarter 2000 submitted date basis decline from prior year as reported in the second quarter of 2000 and reflecting the time lag between the submitted date and effective date reporting basis. For the first nine months, new annualized sales on a submitted date basis were $560.5 million in 2000 compared to $723.3 million in 1999. On an effective date basis, sales were $622.0 million in 2000 and $937.6 million in 1999. Sales that combine long-term disability, short-term disability, and group life products increased from prior year, showing continued strong integrated sales and collaboration in the field. On a year-to-date basis, 32 percent of all new sales were with long-term disability, short-term disability, and group life coverages combined.

Sales related to employee benefits can fluctuate significantly from quarter to quarter due to large case size and timing of sales submissions. Several factors contributed to the year-to-date decrease in sales compared to 1999, including rate increases and turnover in the field sales force during the first half of 2000. The Company has a number of initiatives underway to help maintain the third quarter 2000 sales momentum, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups work with the Company's sales force to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will favorably impact future sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which will likely lead to lower long-term sales growth than originally planned.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred policy acquisition costs. Actual persistency experienced during the third quarter and nine months of 2000 for group disability, group life, and accidental death and dismemberment products compared unfavorably to the persistency expected, resulting in additional amortization of $5.7 million and $31.6 million, respectively, during the third quarter and first nine months of 2000. However, third quarter 2000 persistency for group disability improved from second quarter 2000 persistency, and group life persistency, while deteriorating slightly from the second quarter, has improved relative to the first quarter of 2000. The adverse persistency during 2000 relates to large case terminations and an aggressive 2000 renewal program that was heavily concentrated in the first half of the year. It is expected that persistency for the foreseeable future will continue to be lower than historical levels for group disability as well as group life. Through the first nine months of the year, the Company's 2000 renewal program has generally been successful at retaining business that is relatively more profitable than business that has terminated. It is expected that the additional premium and related profits associated with this renewal activity will emerge during the remainder of 2000 and throughout 2001. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $31.9 million in the third quarter of 2000 compared to $27.2 million in the third quarter of 1999. On a year-to-date basis, this revenue was $93.6 million in 2000 compared to $80.4 million in 1999, with the growth primarily attributable to medical case management services.

Group Disability

Group disability revenue was $803.5 million in the third quarter of 2000 compared to $764.0 million in the third quarter of 1999. Third quarter new annualized sales for group long-term disability on a submitted date basis were $100.7 million in 2000 and $91.9 million in 1999. New annualized sales for group short-term disability were $35.2 million in the third quarter of 2000 as compared to $32.9 million in the third quarter of 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $64.8 million and $22.5 million in the third quarter of 2000 and $80.9 million and $36.7 million in the third quarter of 1999. A critical part of the Company's strategy for group disability during 2000 involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. However, the high terminations and slow sales have decreased the earned premium growth compared to that experienced during 1999. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Net investment income is expected to continue to increase due to the increase in the level of invested assets allocated to this line of business, the increased duration on new investments, and the higher interest rate environment.

Group disability reported income of $72.7 million for the third quarter of 2000 compared to a loss of $277.8 million for the third quarter of 1999. As discussed in the preceding "Consolidated Operating Results," the loss in the third quarter of 1999 was the result of a $359.2 million increase in the benefits and reserves for future benefits for the Company's domestic group long-term disability unpaid claim liabilities. Excluding this 1999 third quarter revision to the disability claim liabilities, the benefit ratio for group disability was 84.7 percent in the prior year third quarter compared to 86.1 percent in the third quarter of 2000 and 87.6 percent in the second quarter of 2000.

For long-term disability, the ratio for third quarter 2000 compared unfavorably to third quarter 1999, but showed slight improvement over both first and second quarter 2000. The paid claim incidence for long-term disability compares favorably to the third quarter of 1999 as well as the first quarter of 2000 due to lower claim acceptance rates and has moved up only slightly from the second quarter of 2000. The submitted claim incidence rate for long-term disability is higher than the rate for both the third quarter of 1999 and the first two quarters of 2000.

The benefit ratio for short-term disability compares favorably to the second quarter of 2000 and has increased only marginally from the third quarter of 1999. The paid claim ratio is relatively flat with the second quarter of 2000 but has increased slightly from the third quarter of 1999. The incidence of submitted claims for short-term disability has improved from that experienced in the first and second quarters of 2000, but is up slightly compared to the third quarter 1999 rate. The paid claim incidence rate has improved from the rate reported for the second quarter of 2000 as well as the third quarter of 1999. However, the average claim duration has increased to its highest level in recent periods, and the average weekly indemnity compared unfavorably to the second quarter of 2000 and the third quarter of 1999.

Additionally, the increase in the amortization of deferred policy acquisition costs had a negative impact on third quarter 2000 income. This increase resulted from $3.7 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during the third quarter of 2000 relative to that which was expected at the time the business was written. The commission and operating expense ratio for group disability improved from the first quarter of 2000 and is relatively flat when compared to the second quarter of 2000.

As previously discussed under "Strategic Transactions," during the third quarter of 2000 the Company entered into a 100 percent indemnity coinsurance agreement to cede the future claim payments on one of its insurance subsidiaries' long duration group long-term disability claims which were incurred prior to January 1, 1996.

Group disability reported income of $196.0 million for the first nine months of 2000 compared to a loss of $281.9 million for the same period of 1999. As previously discussed, the 1999 loss relates to the second quarter $191.7 million charge and the third quarter $359.2 million charge. New annualized sales, on a submitted date basis, for the first nine months of 2000 were $232.4 million and $87.1 million for group long-term and short-term disability, respectively, compared to $298.9 million and $127.8 million for the comparable period in 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $262.8 million and $107.0 million in the first nine months of 2000 and $396.4 million and $172.8 million in the first nine months of 1999. Income in 2000 was positively impacted by a 6.6 percent revenue increase of $146.9 million compared to the first nine months of 1999 and an improvement in the commission and operating expense ratio. Additional amortization of deferred policy acquisition costs due to the higher than expected level of terminations was $23.3 million for the first nine months of 2000.

Excluding the 1999 second quarter discount rate change and the 1999 third quarter revision in the underlying assumptions used to estimate the ultimate cost of unpaid group long-term disability claims, the benefit ratio for long-term disability was higher in the first nine months of 2000 compared to the same period of 1999. The paid claim incidence for long-term disability compares favorably to the first nine months of 1999 due to lower claim acceptance rates. Claim resolution experience has continued to improve in 2000. The benefit ratio for short-term disability is slightly higher for the first nine months of 2000 than the comparable period of 1999 due primarily to an increase in the average weekly indemnity. The submitted claim incidence for short-term disability has improved from that experienced in the first nine months of 1999.

In the fourth quarter of 1998, the Company recorded a $50.3 million before-tax charge for the group long-term disability line of business in the Employee Benefits segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization would be impacted as a result of planning, consolidation, and integration efforts related to the merger. Management expected the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing.

During the first nine months of 1999, those claim operations integration activities progressed as assumed. At December 31, 1998, management assumed the revised group disability claim resolution rates for the first, second, and third quarters of 1999 to be 90, 90, and 81 percent of assumptions, respectively, before adjusting for the impact of the claim operations integration activities. The actual experience was 89 percent for the first quarter of 1999, 90 percent for the second quarter, and 67 percent for the third quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, the third quarter and nine months 1999 loss for the group long-term disability line of business would have been negatively impacted by $15.5 million and $39.1 million, respectively. However, the shortfall of the actual 1999 experience below that assumed resulted in a negative effect on 1999 third quarter results of $11.8 million. As previously discussed, the Company increased the benefits and reserves for future benefits for the Company's domestic group long-term disability unpaid claim liabilities $359.2 million during the third quarter of 1999. A portion of that increase related to the claim resolution assumptions underlying existing claim reserves. In selecting the revised claim resolution assumptions, consideration was given to claims operations integration activities referenced here as well as other factors expected to impact the future effectiveness of the claims operations. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $48.1 million in the third quarter of 2000 compared to $63.3 million in the third quarter of 1999. New annualized sales on a submitted date basis increased to $96.8 million in the third quarter of 2000 as compared to $87.6 million reported in the third quarter of 1999. On an effective date basis, new annualized sales were $61.9 million in the third quarter of 2000 compared to $85.2 million for the same period last year.

The three lines of business reported an increase in revenue for the third quarter of 2000 compared to the same period in 1999 due to increases in both premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio when compared to the third quarter of 1999. Group life reported an unfavorable benefit ratio compared to the prior year third quarter, but the ratio improved slightly from the second quarter of 2000. The increase over third quarter 1999 was due to an increase in the average paid claim size and waiver incidence for group life, partially offset by favorable paid mortality incidence. Compared to the second quarter, the third quarter 2000 waiver incidence and paid mortality incidence for group life improved, but the line reported an increase in average paid claim size.

The benefit ratio for accidental death and dismemberment compared unfavorably to the second quarter of 2000 but is up only slightly from the third quarter of 1999. The increase in the average paid claim size contributed to the unfavorable comparison to second quarter 2000. Submitted incidence for accidental death and dismemberment has improved relative to both the third quarter of 1999 and the second quarter of 2000. Paid incidence was relatively flat compared to the second quarter of 2000 but increased over the third quarter of 1999.

The reinsurance transaction discussed under "Strategic Transactions" lowered third quarter 2000 group life and accidental death and dismemberment premium income and benefits approximately $6.6 million and $4.4 million, respectively.

Group long-term care reported an unfavorable benefit ratio for the third quarter of 2000 compared to the third quarter of 1999 and the second quarter of 2000. The long-term care net claim resolution rate for the third quarter of 2000 compares unfavorably to the resolution rate for the second quarter of 2000 and is below the average rate for the prior four quarters, primarily due to a decrease in recoveries. However, the incidence rates for both submitted and paid claims improved over the prior year third quarter and the second quarter of 2000.

The amortization of deferred policy acquisition costs for the third quarter of 2000 includes $2.0 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during the third quarter of 2000 relative to that which was expected at the time the policies were written.

On a year-to-date basis, income was $149.7 million in 2000 compared to $182.8 million in 1999. Revenue year-to-date increased $53.9 million to $1,176.4 million, and the commission and operating expense ratio has improved from the first nine months of 1999. However, these positive impacts on income were offset by an unfavorable benefit ratio and an increase in the amortization of deferred policy acquisition costs during 2000. The increase in the benefit ratio results primarily from the increase in the waiver incidence and the size of the average paid claim for group life. During the first nine months of 2000, additional amortization due to the higher level of terminations was $8.3 million.

New annualized sales on a submitted date basis were $241.0 million during the first nine months of 2000 as compared to $296.6 million reported for the same period of 1999. On an effective date basis, new annualized sales were $252.2 million for the first nine months of 2000 compared to $368.4 million for the same period last year.

Individual Segment Operating Results

(in millions of dollars)

                                               Three Months Ended September 30                  Nine Months Ended September 30
                                               2000          1999     % Change                  2000          1999     % Change
                                            -------------------------------------           ------------------------------------
Premium Income
   Individual Disability                     $410.6        $393.7           4.3 %           $1,238.2      $1,168.9          5.9 %
   Individual Long-term Care                   34.3          24.4          40.6                 95.5          65.2         46.5
                                             ------        ------                           --------      --------
Total Premium Income                          444.9         418.1           6.4              1,333.7       1,234.1          8.1
Net Investment Income                         210.0         193.4           8.6                621.0         574.5          8.1
Other Income                                   33.0          11.6         184.5                 83.7          36.6        128.7
                                             ------        ------                           --------      --------
Total Revenue                                 687.9         623.1          10.4              2,038.4       1,845.2         10.5
                                             ------        ------                           --------      --------
Benefits and Change in Reserves               467.4         394.4          18.5              1,376.3       1,197.7         14.9
Commissions                                    64.5          68.6          (6.0)               192.7         202.2         (4.7)
Deferral of Policy Acquisition Costs          (48.2)        (52.5)         (8.2)              (148.4)       (145.6)         1.9
Amortization of Deferred Policy
  Acquisition Costs                            21.9          20.5           6.8                 66.4          58.9         12.7
Other Operating Expenses                      110.3         113.6          (2.9)               332.7         347.7         (4.3)
                                             ------        ------                           --------      --------
Total Benefits and Expenses                   615.9         544.6          13.1              1,819.7       1,660.9          9.6
                                             ------        ------                           --------      --------
Income Before Federal
  Income Taxes and Net Realized
  Investment Gains and Losses                $ 72.0        $ 78.5          (8.3)%           $  218.7      $  184.3         18.7 %
                                             ======        ======                           ========      ========

The Individual segment includes results from the individual disability and individual long-term care lines of business. Individual life, which was previously included in the Individual segment, is no longer actively marketed and is now reported in the Other segment. Historical by segment results have been reclassified. See "Other Segment Operating Results" for further discussion of the individual life line of business.

Individual Disability

New annualized sales in the individual disability line of business were $27.5 million in the third quarter of 2000 compared to $27.9 million in the third quarter of 1999. Year-to-date sales were $83.7 million in 2000 and $93.2 million in the comparable period of 1999. As discussed in the "Employee Benefits Segment Operating Results," several factors have contributed to the decrease in sales. However, the persistency of existing individual disability income business continued to be favorable during 1999 and the first nine months of 2000. The Company has developed a new individual disability product portfolio which was released for sale in approved states early in the fourth quarter of 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results."

Revenue was $649.0 million for the third quarter of 2000 compared to $595.3 million in the same period of 1999. On a year-to-date basis, revenue was $1,929.8 million in 2000 and $1,769.9 million in 1999. The growth in 2000 revenue was driven primarily by the growth in premium income as well as net investment income. Premium income in the third quarter and first nine months of 2000 included $23.6 million and $73.2 million, respectively, from an inforce block of individual disability business reinsured effective January 1, 2000.

Income in the individual disability line of business was $69.2 million in the third quarter of 2000, a decrease of $12.5 million from the prior year third quarter but relatively flat compared with the second quarter of 2000. For the first nine months, income was $211.2 million in 2000 and $188.5 million in 1999. Individual disability nine months 1999 income decreased $38.9 million as a result of the change in method of calculating the discount rate for claim reserves.

Excluding the discount rate change, this line reported an increase in the benefit ratio for the third quarter and nine months of 2000 compared to the
comparable periods of last year.   Submitted incidence for the third quarter of
2000 is lower than the first two quarters of 2000, but the year-to-date submitted incidence is higher than the average for the year 1999. Paid incidence has improved relative to the first two quarters of the year as well as the prior year annual. The claim acceptance rate has been declining throughout 1999 and 2000, but the incidence of new claims is higher for the third quarter and nine months of 2000 compared to the prior year comparable periods. However, the new claim rate for the third quarter of 2000 has improved relative to the first and second quarters of 2000. The net claim resolution rate for the third quarter is flat relative to the third quarter of 1999, and the rate for the first nine months of 2000 compares favorably with the same period of 1999 but is down slightly from the second quarter of 2000. Offsetting these favorable trends was an increase in reserves for existing claims and claims in dispute. Individual disability benefited from an improved commission and operating expense ratio for the third quarter and nine months of 2000 as compared to the same periods during 1999.

As noted in the "Employee Benefits Segment Operating Results," claim resolution rates were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million before-tax charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. At December 31, 1998, management assumed the revised claim resolution rates for the first, second, and third quarters of 1999 to be 90 percent, 90 percent, and 85 percent of assumptions, before adjusting for the impact of the claim operations integration activities. The actual experience for the Company was 89 percent in the first quarter of 1999, 90 percent in the second quarter, and 93 percent in the third quarter. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, third quarter and nine months 1999 before-tax operating income for the individual disability line of business would have been negatively impacted by $31.5 million and $79.1 million, respectively. In addition, the excess of the actual third quarter experience over that assumed resulted in a positive effect on income of $16.4 million. See Notes 2 and 7 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999 for further discussion.

Individual Long-term Care

The individual long-term care line of business reported increased premium income for the third quarter of 2000 compared to the same period of 1999, primarily due to new sales growth over the last several quarters. New annualized sales for long-term care were $11.8 million for the third quarter of 2000. For the comparable period of 1999, new sales were $10.0 million. On a year-to-date basis, new sales were $33.3 million and $28.1 million for 2000 and 1999, respectively. The Company expects the sales momentum in individual long-term care to continue.

Income in the individual long-term care line of business was $2.8 million for the third quarter of 2000 compared to a loss of $3.2 million for the same period of 1999. For the nine months of 2000, income was $7.5 million compared to a loss of $4.2 million for 1999. Individual long-term care reported an improvement in the third quarter and year-to-date 2000 benefit ratios as compared to the same periods last year. This improvement resulted primarily from a favorable net resolution rate and a decrease in submitted and paid claim incidence rates. The commission and operating expense ratio for individual long-term care improved relative to the 1999 third quarter and nine months ratios due to the cost savings related to the merger and the growth in premium income.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                            Three Months Ended September 30                   Nine Months Ended September 30
                                               2000          1999     % Change                  2000          1999     % Change
                                           -------------------------------------           --------------------------------------
Premium Income                               $187.6        $172.4           8.8 %            $ 554.1       $ 516.7           7.2 %
Net Investment Income                          28.6          26.7           7.1                 84.2          76.8           9.6
Other Income                                    1.6           1.4          14.3                  4.9           4.7           4.3
                                             ------        ------                            -------       -------
Total Revenue                                 217.8         200.5           8.6                643.2         598.2           7.5
                                             ------        ------                            -------       -------
Benefits and Change in Reserves               116.1         102.0          13.8                335.5         297.7          12.7
Commissions                                    40.4          32.8          23.2                110.0         104.2           5.6
Deferral of Policy Acquisition Costs          (37.6)        (33.7)         11.6               (109.7)       (107.8)          1.8
Amortization of Deferred Policy
  Acquisition Costs                            29.1          25.1          15.9                 84.4          78.5           7.5
Other Operating Expenses                       34.2          42.1         (18.8)               108.4         130.8         (17.1)
                                             ------        ------                            -------       -------
Total Benefits and Expenses                   182.2         168.3           8.3                528.6         503.4           5.0
                                             ------        ------                            -------       -------
Income Before Federal
  Income Taxes and Net Realized
  Investment Gains and Losses                $ 35.6        $ 32.2          10.6 %            $ 114.6       $  94.8          20.9 %
                                             ======        ======                            =======       =======

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the work site. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased $17.3 million in the third quarter of 2000 compared to the third quarter of 1999 and increased $45.0 million year-to-date primarily due to the increase in premium income which was attributable to sales growth during the last several quarters and continued favorable persistency. New annualized sales for the third quarter were $57.3 million in 2000 and $52.0 million in 1999. For the first nine months, new sales were $178.9 million for 2000 and $169.1 million for 1999. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results." The investment income growth for the third quarter and nine months of 2000 as compared to 1999 was due to the repositioning of the investment portfolio subsequent to the merger.

An additional positive impact on 2000 income was a favorable operating expense ratio attributable to costs savings resulting from the merger. The third quarter and nine months 2000 benefit ratios were unfavorable compared to the same periods of 1999. The primary drivers were unfavorable results in the life product line and an increase in the incurred and paid loss ratios for the cancer product line.

Other Segment Operating Results

(in millions of dollars)

                                            Three Months Ended September 30                 Nine Months Ended September 30
                                               2000         1999     % Change                  2000         1999     % Change
                                          -------------------------------------           -------------------------------------
Premium Income                               $107.1      $ 160.9         (33.4)%             $408.4     $  455.5         (10.3)%
Net Investment Income                          61.6        135.8         (54.6)               331.1        414.7         (20.2)
Other Income                                    8.7         24.1         (63.9)                22.7         76.8         (70.4)
                                             ------      -------                             ------     --------
Total Revenue                                 177.4        320.8         (44.7)               762.2        947.0         (19.5)
Total Benefits and Expenses                   151.5        483.6         (68.7)               689.5      1,141.3         (39.6)
                                             ------      -------                             ------     --------
Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses               $ 25.9      $(162.8)         N.M.               $ 72.7     $ (194.3)         N.M.
                                             ======      =======                             ======     ========

The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that revenue and income in this
segment will decline over time as these business lines wind down.   Management
expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

Individual Life and Corporate-Owned Life

As previously discussed under "Strategic Transactions," during the third quarter of 2000 the Company entered into agreements to reinsure substantially all of the individual life and corporate-owned life insurance blocks of business. The reinsurance agreements for each of the Company's insurance subsidiaries are subject to regulatory approval. Certain of the Company's insurance subsidiaries received regulatory approval, and the transactions for those subsidiaries closed during the third quarter, with an effective date of July 1, 2000.

The reinsurance agreements that were approved and closed during the third quarter of 2000 ceded approximately $3.0 billion of reserves to the reinsurer. The $351.3 million before-tax and $228.3 million after-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The Company recognized a third quarter 2000 before-tax realized investment loss of $19.0 million on the fixed maturity securities transferred to the reinsurer and retrospectively adjusted deferred policy acquisition costs related to interest-sensitive individual life policies with a $9.4 million credit to current period amortization to reflect investment experience. See "Investments" for further discussion of the realized investment loss.

Total revenue and income for individual life and corporate-owned life insurance was $20.4 million and $17.3 million, respectively, in the third quarter of 2000 compared to $109.3 million in revenue and $20.9 million in income for the third quarter of 1999.

The remaining agreements, which will cede policies with reserves of approximately $340.0 million, are expected to receive approval and close during the fourth quarter of 2000.

Reinsurance Pools and Management

The reinsurance pools and management operations reported income of $3.0 million for the third quarter of 2000 compared to a loss of $191.6 million for the third quarter of 1999. For the first nine months of 2000, income was $2.6 million compared to a loss of $278.3 million in 1999. The 1999 loss was the result of the $74.1 million first quarter 1999 charge and $193.3 million third quarter 1999 charge related to the decision to exit the reinsurance operations as previously discussed under "Consolidated Operating Results." Also negatively impacting 1999 results was the $10.1 million second quarter 1999 charge to group long-term disability reinsurance related to the change in method of calculating the discount rate for claim reserves.

Premium income was $91.2 million and $307.5 million for the third quarter and nine months of 2000 compared to $114.1 million and $317.6 million for the same periods of 1999. These results are consistent with the strategy which the Company implemented during 1999 to limit participation in Lloyd's year 2000 underwriting risks, manage the run-off of the Company's risk participation in open years of account of Lloyd's reinsurance syndicates, discontinue the accident reinsurance business in London beginning in year 2000, sell the reinsurance management operations of the A&H and LTC reinsurance facilities, and reinsure the Company's risk participation in these facilities. See previous discussion under "Consolidated Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

In the fourth quarter of 1998, the Company recorded a $2.4 million before-tax charge related to the revised claim resolution rates for group long-term disability reinsurance. If the impact of merger-related claim operations integration activities on claim duration had not been anticipated at December 31, 1998, third quarter and nine months 1999 before-tax earnings for the reinsurance pools and management operations line of business would have been negatively impacted by $0.6 million and $1.8 million, respectively.

Corporate Segment Operating Results

The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Revenue in the Corporate segment was $16.0 million in the third quarter of 2000 and $39.6 million in the third quarter of 1999. For the first nine months, revenue was $38.6 million in 2000 and $54.6 million in 1999. Revenue in the third quarter and nine months of 1999 included $31.5 million and $32.9 million, respectively, of interest income recorded on a refund of federal income taxes. The Corporate segment reported a loss of $34.4 million in the third quarter of 2000 compared to a loss of $75.3 million in the third quarter of 1999. On a year-to-date basis, the losses were $112.0 million for 2000 and $453.2 million for 1999. Interest and debt expense was $47.2 million and $136.2 million for the third quarter and nine months of 2000 compared to $34.3 million and $100.8 million for the comparable periods of 1999 due to increased corporate borrowings.

In the second quarter and third quarters of 1999 the Company recorded before-tax expenses related to the merger of approximately $142.2 million and $42.5 million, respectively, and a second quarter before-tax expense of approximately $125.9 million related to the early retirement offer to the Company's employees. In addition to these expenses, in the three and nine months ended September 30, 1999, the Company expensed $4.7 million and $24.7 million, respectively, of other incremental costs associated with the merger, $4.7 million and $21.8 million of which were included in the Corporate segment. See previous discussion under "Consolidated Operating Results," Note 2 of the "Notes to Condensed Consolidated Financial Statements" contained herein, and Note 2 of the "Notes to Consolidated Financial Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1999.

As previously discussed under "Consolidated Operating Results," the Company recorded in the Corporate segment before-tax write-downs of goodwill of $27.0 million, $2.0 million, and $28.7 million in the 1999 first, second, and third quarters, respectively, related to its decision to exit the reinsurance operations.

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

Subsequent to the June 30, 1999 merger and continuing through the first two quarters of 2000, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments in order to reduce vulnerability to interest rate risk in the future and increase investment income. Net investment income for the third quarter and nine months of 2000, excluding net investment income attributable to the individual life and corporate-owned life insurance blocks of business ceded effective as of July 1, 2000, increased 8.8 percent and 8.6 percent, respectively, over the comparable periods of 1999 due to increased yields and growth in the asset base.

During the first nine months of 2000, the Company reported net realized investment losses before tax of $12.4 million, including the realized investment loss of $19.0 million on the investment grade fixed maturity securities transferred to the reinsurer during the third quarter in connection with the individual life and corporate-owned life reinsurance transactions. The loss on these transferred securities was driven by a change in market interest rates and was not attributable to any credit deterioration. Excluding the reinsurance transaction related loss, the Company reported year-to-date net gains of $48.7 million from the sale of fixed maturity and equity securities, a gain of $11.1 million related to derivative activity, and a $20.0 million reduction in the mortgage loan valuation allowance. Offsetting these gains was a second quarter $78.4 million realized investment loss recognized as a result of management's determination that the value of certain fixed maturity investments had other than temporarily declined. The Company also recorded a loss on the sale of real estate of $11.9 million in the second quarter, with an approximate offsetting reduction in the real estate valuation allowance. During the third quarter of 2000, there were no further declines in value in the investment portfolios that were other than temporary and no further changes in valuation allowances.

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.5 billion and $3.1 billion on an amortized cost basis at September 30, 2000, and December 31, 1999, respectively. At September 30, 2000, the mortgage-backed securities had an average life of 12.7 years and effective duration of 11.2 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at September 30, 2000, was $1,883.0 million, representing 7.8 percent of invested assets excluding ceded policy loans, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $2,147.4 million at December 31, 1999, representing 8.1 percent of invested assets.

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

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,158.0 million and $1,278.1 million at September 30, 2000, and December 31, 1999, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low in 2000 and 1999, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans have been added to the Company's investment portfolio during 2000.

At September 30, 2000, and December 31, 1999, impaired loans totaled $17.8 million and $18.1 million, respectively. Included in the impaired loans at September 30, 2000 were $6.6 million of loans which had a related, specific investment valuation allowance of $2.4 million and $11.2 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $8.6 million and $8.7 million at September 30, 2000 and December 31, 1999, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the nine and twelve month periods ended September 30, 2000, and December 31, 1999.

Real estate was $162.0 million and $211.2 million at September 30, 2000, and December 31, 1999. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $34.2 million at September 30, 2000, and $79.4 million at December 31, 1999.

Investment valuation allowances for mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $20.0 million during the second quarter of 2000. At September 30, 2000, the balance in the valuation allowance for mortgage loans and real estate was $12.9 million and $25.6 million, respectively.

Other

The Company's exposure to non-current investments totaled $37.1 million at September 30, 2000, or 0.2 percent of invested assets excluding ceded policy loans. These non-current investments are comprised of bonds, foreclosed real estate, and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company utilizes interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and products. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $897.3 million for the nine months ended September 30, 2000, as compared to $1,153.2 million in the comparable period in 1999.

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

The Company filed a $1.0 billion universal shelf registration during the third quarter of 2000 in order to provide funding alternatives for its maturing debt. The registration statement became effective on September 1, 2000. Contingent upon market conditions and corporate needs, funding will be used to refinance short-term debt on a long-term basis and to fund other corporate needs.

As previously discussed, during the third quarter of 2000, the Company announced several transactions which are expected to increase equity, to support the Company's present credit and claims-paying ratings, and to increase the risk-based capital ratios of the insurance subsidiaries involved. The Company is currently pursuing additional initiatives which will further increase the Company's financial strength. These initiatives are expected to be executed and completed during the fourth quarter of 2000.

In April 2000, the Company issued $200.0 million of variable rate notes, due in April 2001, in a privately negotiated transaction. The notes were used to refinance other short-term debt and had an interest rate of 7.48 percent during the third quarter. The current interest rate on these notes is 7.52 percent.

At September 30, 2000, the Company had short-term and long-term debt totaling $1,021.3 million and $1,166.5 million, respectively. At September 30, 2000, approximately $472.2 million was available for additional financing under the existing revolving credit facilities.

In October 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced the 364-day revolver which expired in October 2000 and the five-year revolver which has been canceled.

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

On August 23, 2000, Moody's lowered the senior debt rating of the Company to Baa1 from A3, lowered the financial strength ratings of the Company's insurance subsidiaries to A2 from A1, and confirmed the short-term rating at Prime-2. The Company has not experienced a material impact on its new sales or persistency of existing business as a result of these ratings changes.

The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

-----------------------------------------------------------------------------------------------------------------------------
                                             S&P                    Moody's                  Fitch                AM Best
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
-----------------------------------------------------------------------------------------------------------------------------
  Senior Debt                           A- (Strong )         Baa1  (Medium Grade)           A- (High             Not Rated
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
  Junior Subordinated Debt               BBB (Good )         Baa2  (Medium Grade)          BBB+ (Good            Not Rated
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
  Commercial Paper                       A-2 (Good)             Prime-2 (Strong             F2 (Good             Not Rated
                                                                   Ability)             Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
  Provident Life & Accident          AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Provident Life & Casualty              Not Rated                Not Rated                Not Rated          A+ (Superior)
-----------------------------------------------------------------------------------------------------------------------------
  Provident National Assurance           Not Rated           A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Unum Life of America               AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  First Unum Life                    AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Colonial Life & Accident           AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Paul Revere Life                   AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Paul Revere Variable               AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Paul Revere Protective             AA- (Very Strong )      A2  (Good Financial       AA-(Very Strong)       A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 1999. During the first nine months of 2000, there was no substantive change to the Company's market risk or the management of such risk.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

     Exhibit 12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

     Exhibit 12.2 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

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



                                                  UnumProvident Corporation
                                                  (Registrant)



Date:  November 14, 2000       /s/  J. Harold Chandler
                               -------------------------------------------------
                                J. Harold Chandler
                                Chairman, President, and Chief Executive Officer



Date:  November 14, 2000       /s/ Thomas R. Watjen
                               -------------------------------------------------
                                Thomas R. Watjen
                                Executive Vice President, Finance and Risk
                                 Management