Form 10-K
period 2000-12-31
UNUMPROVIDENT CORP
filed 2001-03-28
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

As of March 12, 2001, there were 241,400,120 shares of the registrant's common stock outstanding. The aggregate market value of the shares of common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $6.0 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 10, 2001 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                     PART I

                                                                                                       Page
     Cautionary Statement Regarding Forward-Looking Statements......................................     1

1.   Business  .....................................................................................     2
     A.  General  ..................................................................................     2
     B.  Business Strategies........................................................................     4
     C.  Reporting Segments.........................................................................     6
     D.  Reinsurance................................................................................     9
     E.  Reserves...................................................................................    10
     F.  Competition................................................................................    11
     G.  Regulation.................................................................................    12
     H.  Risk Factors...............................................................................    12
     I.  Selected Data of Segments..................................................................    14
     J.  Employees..................................................................................    14

2.   Properties.....................................................................................    15

3.   Legal Proceedings..............................................................................    15

4.   Submission of Matters to a Vote of Security Holders............................................    15

                                                     PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters......................    16

6.   Selected Financial Data........................................................................    17

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........    18

7A.  Quantitative and Qualitative Information about Market Risk.....................................    38

8.   Financial Statements and Supplementary Data....................................................    39

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    93

                                                   PART III

10.  Directors and Executive Officers of the Registrant.............................................    94

11.  Executive and Director Compensation............................................................    95

12.  Security Ownership of Certain Beneficial Owners and Management.................................    95

13.  Certain Relationships and Related Transactions.................................................    95

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    96

     Signatures.....................................................................................    97

     Index to Exhibits..............................................................................   108

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

     . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenue, and the Company could experience higher than expected claims or claims with longer duration than expected.

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

ITEM 1. BUSINESS

General

The Company, a Delaware general business corporation, is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and Argentina. The Company's principal operating subsidiaries are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial). The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

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

In Provident's case, this strategy was the continuation of a new business focus initiated by J. Harold Chandler after joining Provident in 1993. Provident successfully undertook a number of major initiatives in pursuing this strategy prior to the merger with Unum. Specifically, Provident (i) sold its group medical business for $231.0 million in cash and stock, (ii) began winding down its guaranteed investment contracts (GICs) business which carried high capital requirements, (iii) reduced the annual dividend on the common stock to preserve capital to fund future growth, (iv) simplified the corporate legal structure and eliminated a dual class of common stock that had special voting rights in order to present a more conventional corporate structure profile to the investing market, (v) sold in six transactions $1.5 billion in commercial mortgage loans as part of repositioning its investment portfolio, (vi) restructured its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers, (vii) strengthened its claims management procedures in the disability income insurance business, and (viii) began restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

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

As it continued to assess acquisition opportunities that could complement its core business, Provident also continued to assess and exit non-core lines. In 1997, Provident transferred its dental business to another insurer. During 1998, Provident reinsured, on a 100 percent coinsurance basis, substantially all of its in-force medical stop-loss insurance business. Also during 1998, Provident sold its in-force individual and tax-sheltered annuity business. The transaction did not include Provident's block of GICs or group single premium annuities
(SPAs), which continued in a run-off mode.

In the years prior to the merger Unum also pursued a strategy it had adopted after its demutualization in 1986 of focusing on its core disability businesses. In 1993, Unum merged with Colonial Companies, Inc., the parent company of Colonial, a leader in payroll marketing of supplemental insurance, focused on accident, cancer, and a range of life insurance products. In 1996, Unum sold its group tax-sheltered annuity (TSA) business. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts were reinsured on an assumption basis, legally releasing Unum from future contractual obligation. Consents for assumption reinsurance were received for substantially all assets under management.

Through the continued development of Unum Japan Accident Insurance Company Limited (Unum Japan) and the purchase in 1997 of Boston Compania Argentina de Seguros, SA in Argentina, Unum also furthered its expansion into foreign disability markets that began with the acquisition in 1990 of Unum Limited, the leading disability insurer in the United Kingdom.

In April 1999, Unum decided to exit its reinsurance operations, including the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption by Unum America, including reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. On December 31, 1999 the Company completed the sale of certain divisions of the North American reinsurance management operations of D&H and the reinsurance of the Company's risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance operations.

During 2000, the Company completed a series of strategic transactions designed to more closely focus its operations on its core businesses, increase its financial flexibility, support its present credit and claims-paying ratings, increase the risk-based capital ratios of the insurance subsidiaries involved, and lower its leverage ratios. The primary transaction involved agreements under which Reassure America Life Insurance Company (Reassure America), an affiliate of Swiss Re Life & Health America Inc. (Swiss Re), reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Reassure America is also assuming responsibility for the administration of the policies on a phased-in basis over the course of the next year. The reinsurance agreements were effective as of July 1, 2000.

Separately, Paul Revere Life and Max Re Ltd. entered into an agreement whereby Max Re Ltd. reinsured on a 100 percent indemnity coinsurance basis the future claim payments on long duration group long-term disability claims which were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

During 2000, Unum America entered into a reinsurance agreement with Manulife Reinsurance Limited and SCOR Reinsurance Company under which Unum America will cede through a net quota share reinsurance agreement 50 percent of the group life volume above Unum America's aggregate retention limit. The treaties are five-year quota share treaties ceding 25 percent of premium, life volume, and paid claims to each reinsurer. The reinsurance agreements were effective as of October 1, 2000.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8 for further discussion of these 2000 reinsurance transactions.

Also in 2000, the Company purchased a single premium annuity for its retirees. The pension plan transaction allowed the Company to provide a higher level of administrative service for its retirees while also locking in favorable pension plan performance. The proceeds from the transaction were partially offset by actions to further strengthen the Company's financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8 for further discussion of this transaction.

The Company also sold Provident National Assurance Company, an inactive insurance subsidiary, to Allstate Life Insurance Company. Provident National Assurance Company's general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings. This transaction closed during the first quarter of 2001.

In the first quarter of 2001, the Company entered into a definitive agreement to acquire the assets of EmployeeLife.com, an Internet Capital Group partner company. This new subsidiary will enhance customer service by providing Internet business solutions to help employers efficiently manage and administer employee benefits. Subject to the approval of the shareholders of EmployeeLife.com and other customary closing conditions, the transaction is expected to close during the first half of 2001.

Business Strategies

The Company's objective is to grow its business and improve its profitability by following the three strategies set forth below.

Provide Integrated Product Choices

The Company offers a comprehensive portfolio of income protection products and services. These coverage choices, available in the employee benefit, individual, and voluntary market segments, seek to meet the diverse needs of the marketplace. The Company seeks to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can combine with other coverages to provide integrated product solutions for customers.

Employees are increasingly turning to the workplace for access to quality insurance protection. Through return-to-work expertise and a comprehensive portfolio of basic employee benefits, as well as supplemental, voluntary, and executive product offerings, the Company offers businesses of all sizes highly competitive benefits to protect the incomes and lifestyles of employees and their families. Income protection solutions include integrated short-term and long-term disability income protection plans with flexible coverage and funding options.

The Company's broad portfolio also includes individual income protection products that help protect individual customers and their families from the financial effects of accidents or illnesses. The products feature choices suited to different ages, incomes, family needs, and lifestyles. Also offered is long-term care insurance as a lifestyle protection solution product.

In order to give the appropriate focus to these three primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company's sales force as well as representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts.

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

    Specialized Support

    Once a customer submits a claim, it's immediately assigned to an expert for handling based on the severity and type of condition. Specialized claims representatives, rehabilitation specialists, nurse case managers, and physicians work directly with each claimant and, where appropriate, with the claimant's medical providers and employer. These specialized resources may also be able to assist a claimant's medical provider in developing treatment plans or return-to-work goals for the claimant. When a claimant is ready to return to work, the Company offers reimbursement to employers for eligible workplace accommodations to enable an employee's transition back to work. If a claimant is unable to return to work, the Company can provide employment counseling, vocational assessment, analysis of skills, and assistance with education or retraining to help the claimant find a new career.

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

Provide Highly Responsive Service for Customers and their Advisors

The Company is committed to providing customers with easy access to the Company's resources through increased use of technology, such as on-line employee self-service and automated benefits eligibility and enrollment, and through a broad and multi-channel distribution network. The Company also offers workplace enrollment and marketing capabilities and provides advanced sales support to brokers, agents, and other business partners.

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

Reporting Segments

The Company is organized around its customers, with reporting segments that reflect its major market segments: Employee Benefits, Individual, and Voluntary Benefits. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, group long-term care, accidental death and dismemberment coverages, and the results of managed disability. The Company's Individual reporting segment includes individual disability and individual long-term care. The Voluntary Benefits segment includes products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other operating segment includes results from products no longer actively marketed, including individual life (previously reported in the Individual segment) and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion of the Company's reporting segments.

Employee Benefits

The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of managed disability, primarily GENEX. Group long-term and short-term disability comprises the majority of the segment, with $2,597.1 million of premium income in 2000. Group life generated $1,194.8 million of premium income in 2000.

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

Group short-term disability insurance provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income. Short-term disability is sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

Premiums for group disability insurance are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group disability business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. A few accounts are handled on an administrative services only basis with responsibility for funding claim payments remaining with the customer.

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

Group life insurance consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses. The Company also markets several group benefits products and services including accident and sickness indemnity and accidental death and dismemberment policies.

Group long-term care insurance pays a benefit upon the loss of two or more "activities of daily living" (e.g. bathing, dressing, feeding) and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits start after an elimination period, generally 90 days or less. Long-term care insurance is marketed on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

GENEX provides specialized skills in disability case management and vocational rehabilitation to assist disabled claimants to return to work. GENEX provides a full range of disability management services, including workplace injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. In addition to its historical focus on the worker's compensation market, GENEX and the Company are working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. GENEX plays an increasingly significant role in helping the Company to manage its own exposure to individual and group disability claims.

Individual

Individual disability comprises the majority of the Individual segment, with $1,643.5 million of premium income in 2000. Individual long-term care premium income totaled $133.7 million in 2000.

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

The majority of the Company's in-force individual disability income insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels.

In 1994, the Company began introducing products that insured loss of earnings as opposed to occupations, and these products generally contained more limited benefit periods and longer elimination periods. In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the loss of earnings policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual disability income product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

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

The Company developed a new individual disability product portfolio that was released for sale in approved states early in the fourth quarter of 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities.

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

Voluntary Benefits

The Voluntary Benefits segment includes a broad line of products sold to groups of employees through payroll deduction at the workplace. These products include life insurance and health products. Premium income for this segment totaled $739.6 million in 2000.

The life insurance products principally include universal life, interest-sensitive life, and whole life insurance. The Company markets accident and sickness policies that provide benefit payments for disability income, death, dismemberment, or major injury and are designed to supplement social security, worker's compensation, and other insurance plans. The Company markets cancer insurance policies designed to provide payments for hospitalization and scheduled medical benefits. The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pre-tax basis, eliminating the Company's ability to continue marketing its products this way. However, the Company believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, investment returns, and the ability of the Company to control administrative expenses.

Other

The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

During 1999, the Company concluded that the reinsurance pools and management operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance operations.

The Company no longer markets group pension products, but continues to service its block of existing business. The Company previously marketed GICs for use in corporate tax-qualified retirement plans and group SPAs, used primarily as funding vehicles when defined benefit pension plans are terminated. Under SPAs, the Company received a one-time premium payment and in turn agreed to pay a fixed monthly retirement benefit to specified employees.

As previously discussed, the Company reinsured its individual life and corporate-owned life insurance during 2000, its in-force individual and tax-sheltered annuity business during 1998, and its group tax-sheltered annuity business during 1996.

Corporate

The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Reinsurance

The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The maximum amount of risk retained by the Company and not reinsured is $500,000 on any group or individual life policy and $500,000 on group and individual accidental death insurance. The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue. The Company does not reinsure group or individual disability policies issued subsequent to 1999.

For ceded reinsurance agreements wherein the Company is not relieved of its primary liability to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, on-site visits to assess the operations and management of the reinsurer, consideration of the need for collateral, such as letters of credit, and audits of the Company's reinsurance activities by its Internal Audit staff. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 2000, relates to over 140 reinsurance relationships. Of the five major relationships which account for approximately 75 percent of the reinsurance receivable amount at December 31, 2000, all are with companies rated A or better by A.M. Best Company or are fully securitized by investment-grade fixed maturity securities held in trust.

See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's reinsurance activities.

Reserves

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation. The reserves reported in the Company's financial statements contained herein are calculated based on generally accepted accounting principles followed in the United States (GAAP) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the actual business than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

During the fourth quarter of 1998, the Company recorded a $153.0 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have been incurred but not yet reported are considered liabilities of the Company. These claims were expected to be reported during 1999 and were expected to be affected by the claims operations integration activities. The $153.0 million claim reserve increase represented the estimated value of cash payments to be made to these claimants over the life of the claims as a result of the claims operations integration activities.

Management believed the reserve adjustment was required based upon the integration plans it had in place and to which it had committed and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process. Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The merger had a near-term adverse impact on the efficiency and effectiveness of the Company's claims management function resulting in some delay in claim resolutions and additional claim payments to policyholders. Claims personnel were distracted from normal claims management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training reduced resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to the Company because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, and where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs were expensed in the period incurred and were not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. The effect of integration activities on new claim resolution rates was not material after December 31, 1999. See Note 7 of the "Notes to Consolidated Financial Statements" for a complete discussion of the claim disruption reserve.

Competition

There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 2000, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products. The Company's principal competitors in the voluntary benefits market and in the employee benefits market for group life and long-term care products include the largest insurance companies in the United States.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. The Company competes with other companies in attracting and retaining independent agents and brokers to actively market its products. The principal competitive factors affecting the Company's business are integrated product choices, price, and quality of customer service and claims management.

Regulation

The Company's insurance subsidiaries are subject to regulation and supervision in jurisdictions in which they do business, primarily for the protection of policyholders. Although the extent of such regulation varies, insurance laws generally establish supervisory agencies with broad administrative powers including: granting and revocation of licenses to transact business; establishing reserve requirements; setting the form, content, and frequency of required financial statements; the licensing of agents; the approval of policy forms; prescribing the type and amount of investments permitted; and, in general, the conduct of all insurance activities. The Company's insurance subsidiaries must meet the standards and tests for investments promulgated by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators. The Company's domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. See Note 16 of the "Notes to Consolidated Financial Statements" for a discussion of permitted statutory accounting practices.

The laws of the states of Maine, Tennessee, Massachusetts, South Carolina, New York, and Delaware require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Maine, Tennessee, Massachusetts, South Carolina, New York, and Delaware. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states.

The risk-based capital (RBC) standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners (NAIC), establish an RBC ratio comparing adjusted surplus to required surplus for United States domiciled insurance companies. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for the Company's insurance subsidiaries, measured at December 31, 2000, were above the ranges that would require regulatory action. See further discussion under "Risk Factors - Capital Adequacy."

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

Employees

At December 31, 2000, the Company had approximately 12,400 full-time employees, including those in its foreign operations. Some employees in Argentina, comprising less than 1 percent of the Company's total workforce, are members of a union.

ITEM 2. PROPERTIES

The Company occupies over 3,000,000 square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina. The Company occupies two connected buildings totaling 840,000 square feet in Chattanooga, Tennessee. The office building and substantially all of the surrounding 25 acres of land used for employee parking are owned by the Company in fee along with a 27-unit apartment building for corporate use. In addition, approximately 35,000 square feet of office space is leased and occupied in a nearby office building.

The Company occupies facilities in Portland, Maine, which are comprised of eight owned facilities totaling 968,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 127,000 square feet of office space is leased and occupied in three buildings with rents totaling $1.5 million per year.

The Company occupies facilities totaling 341,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking. In addition, the Company leases 15,000 square feet in Springfield, Massachusetts, and 13,000 square feet in Auburn, Massachusetts.

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


ITEM 3. LEGAL PROCEEDINGS

Refer to Item 8 Note 15 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.


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

                                        Market Price
                           -----------------------------------
                                 High               Low           Dividend
                           -----------------  ---------------- ---------------
       2000
       1/st/ Quarter             $31.9375           $11.9375         $0.1475
       2/nd/ Quarter              24.6250            14.8125          0.1475
       3/rd/ Quarter              27.6875            19.2500          0.1475
       4/th/ Quarter              29.7500            25.4375          0.1475

       1999
       1/st/ Quarter             $62.5000           $43.8125         $0.1428
       2/nd/ Quarter              59.5000            42.4375          0.1428
       3/rd/ Quarter              56.8750            28.3750          0.1475
       4/th/ Quarter              36.1875            26.0000          0.1475

As of March 12, 2001 there were 22,086 registered holders of common stock. The Company's dividend reinvestment plan offers shareholders of Company common stock a convenient way to purchase additional shares of common stock without paying brokerage fees, commissions, or other bank service fees. More information and an authorization form may be obtained by writing or calling the Company's transfer agent, First Chicago Trust Company of New York. The toll-free customer service number is 1-800-446-2617.

For information on restrictions relating to the Company's insurance subsidiaries' ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Item 8 Note 16 of the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                                                    2000          1999           1998           1997          1996
                                                    ----          ----           ----           ----          ----
                                                                    (in millions, except share data)
Statement of Operations Data
Premium Income                                 $   7,057.0    $   6,843.2    $   6,129.0   $   5,293.1   $   4,288.8
Net Investment Income                              2,060.4        2,059.7        2,035.4       2,015.7       1,893.4
Net Realized Investment Gains (Losses)               (14.6)          87.1           55.0          11.5          (5.2)
Other Income                                         329.5          339.6          299.9         357.0         148.2
                                               -----------    -----------    -----------   -----------   -----------

Total Revenue                                      9,432.3        9,329.6        8,519.3       7,677.3       6,325.2

Benefits and Expenses                              8,566.7        9,495.1        7,599.1       6,760.6       5,757.4
                                               -----------    -----------    -----------   -----------   -----------
Income (Loss) Before Federal Income Taxes            865.6         (165.5)         920.2         916.7         567.8
Federal Income Taxes                                 301.4           17.4          302.8         299.1         184.2
                                               -----------    -----------    -----------   -----------   -----------

Net Income (Loss)                              $     564.2    $    (182.9)   $     617.4   $     617.6   $     383.6
                                               ===========    ===========    ===========   ===========   ===========

Per Common Share Information
Net Income (Loss) - Basic                      $      2.34    $     (0.77)   $      2.60   $      2.62   $      1.75
Net Income (Loss) - Assuming Dilution          $      2.33    $     (0.77)   $      2.54   $      2.57   $      1.72
Common Stockholders' Equity at End of Year     $     23.12    $     20.73    $     25.89   $     23.46   $     18.29
Cash Dividends                                 $      0.59    $      0.58    $      0.57   $      0.55   $      0.53
Weighted Average Common Shares
   Outstanding (000s)
     - Basic                                     240,880.4      239,080.6      236,975.2     230,741.2     212,401.5
     - Assuming Dilution                         242,061.0      239,080.6      242,348.9     235,818.2     215,301.1

Financial Position (at End of Year)
Assets                                         $  40,363.9    $  38,447.5    $  38,602.2   $  37,040.1   $  30,813.8
Long-term Debt, Subordinated Debt
   Securities, and Preferred Stock             $   1,915.5    $   1,466.5    $   1,525.2   $   1,396.2   $     927.0
Stockholders' Equity                           $   5,575.5    $   4,982.2    $   6,146.2   $   5,714.1   $   4,001.7

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

Results of Operations

2000 Significant Transactions and Events

During 2000, the Company completed a series of strategic transactions designed to more closely focus its operations on its core businesses, increase its financial flexibility, support its present credit and claims-paying ratings, increase the risk-based capital ratios of the insurance subsidiaries involved, and lower its leverage ratios. The primary transaction involved agreements under which Reassure America Life Insurance Company (Reassure America), an affiliate of Swiss Re Life & Health America Inc. (Swiss Re), reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. The reinsurance agreements were effective as of July 1, 2000.

Separately, the Company and Max Re Ltd. entered into an agreement whereby Max Re Ltd. reinsured on a 100 percent indemnity coinsurance basis the future claim payments on one of the Company's insurance subsidiaries' long duration group long-term disability claims which were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

During 2000, the Company entered into a reinsurance agreement with Manulife Reinsurance Limited and SCOR Reinsurance Company under which one of the Company's insurance subsidiaries will cede through a net quota share reinsurance agreement 50 percent of the group life volume above the aggregate retention limit. The treaties are five-year quota share treaties ceding 25 percent of premium, life volume, and paid claims to each reinsurer. The reinsurance agreements were effective as of October 1, 2000.

Also in 2000, the Company purchased a single premium annuity for its retirees. The pension plan transaction allowed the Company to provide a higher level of administrative service for its retirees while also locking in favorable pension plan performance. The proceeds from the transaction were partially offset by actions to further strengthen the Company's financial position, namely reserve adjustments of $65.6 million in the Company's long-term disability business and $21.9 million in the reinsurance operations, asset write-offs and loss provisions of $15.5 million in the reinsurance operations, and consolidation and benefit accruals of $9.4 million. See the discussions of segment operating results contained herein for further information.

During 2000, tax legislation was enacted in the United Kingdom that allowed additional group tax relief among companies with common ownership. The Company expects to realize foreign tax benefits as a result of this legislation.

1999 Significant Transactions and Events

As a result of the aforementioned merger at June 30, 1999, certain accounting policy changes were made during 1999. The following summarizes these changes as well as the expenses related to the merger and the early retirement offer to employees.

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

During 1999 the Company also recognized $327.8 million of before-tax charges related to its reinsurance operations. These charges were as follows (in millions):

       North American Reinsurance Operations
       Loss on Sale of A&H and LTC Reinsurance Management Operations (includes                     $ 12.9
         write-off of $6.0 million of goodwill)
       Loss on Reinsurance of A&H and LTC Risk Participations                                        12.7
       Provision for Losses on Retained Business                                                     42.1
       International Reinsurance Operations
       Provision for Losses on Lloyd's of London Syndicate Participations                           186.5
       Provision for Losses on Reinsurance Pool Participations Other than Lloyd's                    21.9
       Goodwill Impairment Excluding Amount Recognized on Sale                                       51.7
                                                                                                   ------
                  Total Before-tax Charge                                                          $327.8
                                                                                                   ======

See "Other Segment Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of these charges and the Company's reinsurance operations.

A portion of the losses recognized in 1999 relating to the Company's reinsurance operations does not receive a tax benefit, which unfavorably impacted the effective tax rate. Additionally, a portion of the 1999 expenses related to the merger was non-deductible for federal income tax purposes, resulting in a 1999 tax rate that was less than the U.S. federal statutory tax rate of 35 percent.

In 1999, the Company recorded refunds from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The refund of taxes was $30.4 million, and interest on the refunds was $35.4 million. Overall, including interest and the tax provision thereon, 1999 results increased $36.8 million due to settlements of prior year tax issues.

Consolidated Operating Results


(in millions of dollars)
                                                                Year Ended December 31
                                         ------------------------------------------------------------------
                                            2000        % Change         1999       % Change        1998
                                         ----------                  -----------                 ----------
Revenue
Premium Income                           $   7,057.0       3.1 %    $    6,843.2      11.7  %    $   6,129.0
Net Investment Income                        2,060.4         -           2,059.7       1.2           2,035.4
Other Income                                   329.5      (3.0)            339.6      13.2             299.9
                                         -----------                 -----------                 -----------
Total Revenue                                9,446.9       2.2           9,242.5       9.2           8,464.3
                                         -----------                 -----------                 -----------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                           6,407.5      (5.6)          6,787.6      24.5           5,449.7
Commissions                                    754.1     (17.5)            913.6      10.5             826.5
Interest and Debt Expense                      181.8      31.9             137.8      14.9             119.9
Deferral of Policy Acquisition Costs          (595.7)    (26.4)           (809.3)     15.1            (703.3)
Amortization of Deferred Policy
   Acquisition Costs                           456.5      (3.9)            474.8      25.8             377.5
Amortization of Value of Business
   Acquired and Goodwill                        67.3     (44.3)            120.9      81.5              66.6
Operating Expenses                           1,295.2     (30.7)          1,869.7      27.9           1,462.2
                                         -----------                 -----------                 -----------
Total Benefits and Expenses                  8,566.7      (9.8)          9,495.1      25.0           7,599.1
                                         -----------                 -----------                 -----------

Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses                 880.2       N.M.           (252.6)      N.M.            865.2
Federal Income Taxes (Credit)                  307.1       N.M.            (12.9)      N.M.            283.9
                                         -----------                 -----------                 -----------
Income (Loss) Before Net Realized
   Investment Gains and Losses                 573.1       N.M.           (239.7)      N.M.            581.3
Net Realized Investment Gains (Losses)          (8.9)      N.M.             56.8      57.3              36.1
                                         -----------                 -----------                 -----------
Net Income (Loss)                        $     564.2       N.M.      $    (182.9)      N.M.      $     617.4
                                         ===========                 ===========                 ===========

N.M. = not a meaningful percentage

In the following discussions of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)
                                                                  Year Ended December 31
                                               --------------------------------------------------------------
                                                   2000       % Change      1999      % Change       1998
                                               -----------               ----------               -----------
Revenue
Premium Income
   Group Long-term Disability                  $  2,082.7      2.4 %     $ 2,034.7     13.0  %     $  1,800.7
   Group Short-term Disability                      514.4      8.6           473.7     28.9             367.4
   Group Life                                     1,194.8      3.2         1,158.2     17.8             983.5
   Accidental Death & Dismemberment                 187.3     (1.8)          190.7      3.6             184.1
   Group Long-term Care                              63.3     47.6            42.9     49.5              28.7
                                               ----------                ---------                 ----------
Total Premium Income                              4,042.5      3.6         3,900.2     15.9           3,364.4
Net Investment Income                               701.8     16.0           604.9     11.6             541.8
Other Income                                        151.3      7.9           140.2     17.6             119.2
                                               ----------                ---------                 ----------
Total Revenue                                     4,895.6      5.4         4,645.3     15.4           4,025.4
                                               ----------                ---------                 ----------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                                3,426.2     (6.5)        3,663.9     38.6           2,642.6
Commissions                                         322.5     (2.0)          329.0     21.0             271.9
Deferral of Policy Acquisition Costs               (231.4)    (7.1)         (249.2)    17.2            (212.6)
Amortization of Deferred Policy
   Acquisition Costs                                147.2     38.1           106.6     29.1              82.6
Amortization of Value of Business Acquired            2.4     (4.0)            2.5     (3.8)              2.6
Operating Expenses                                  794.4      2.8           773.1     10.1             702.0
                                               ----------                ---------                 ----------
Total Benefits and Expenses                       4,461.3     (3.6)        4,625.9     32.6           3,489.1
                                               ----------                ---------                 ----------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gains and Losses                 $    434.3     N.M.       $    19.4     N.M.        $    536.3
                                               ==========                =========                 ==========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

Employee Benefits new annualized sales, on a submitted date basis, decreased 9.4 percent to $862.7 million in 2000 from $952.5 million in 1999 and $981.1 million in 1998. On an effective date basis, sales decreased 32.1 percent to $744.9 million in 2000 from $1,097.7 million in 1999 and $926.3 million in 1998. Although total year over year comparisons show a decrease, submitted sales during the last half of 2000 increased $93.3 million over sales submitted during the last half of 1999. Sales that combine long-term disability, short-term disability, and group life products also increased from prior year, showing continued strong integrated sales and collaboration in the field. During 2000, 32 percent of all new sales were with long-term disability, short-term disability, and group life combined coverage, compared to 26 percent in 1999.

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. Several factors contributed to the decrease in 2000 sales compared to 1999 and 1998, including rate increases and turnover in the field sales force during the first half of 2000. The Company has a number of initiatives underway to help maintain the sales momentum achieved during the last half of 2000, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company's sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The

Company expects that these actions will continue to favorably impact sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred policy acquisition costs. Actual persistency experienced during 2000 for group disability, group life, and accidental death and dismemberment products compared unfavorably to the persistency expected, resulting in additional amortization of $34.1 million during 2000. The adverse persistency during 2000 relates primarily to large case terminations and an aggressive 2000 renewal program that was heavily concentrated in the first half of the year. It is expected that persistency for the foreseeable future will continue to be lower than historical levels for group disability as well as group life. The Company's 2000 renewal program was generally successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with this renewal activity will emerge throughout 2001. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $126.1 million in 2000 compared to $107.8 million in 1999 and $96.2 million in 1998.

Group Disability

Group disability revenue was $3,200.4 million in 2000 compared to $3,029.0 million in 1999. New annualized sales for group long-term disability on a submitted date basis were $333.8 million in 2000 and $385.2 million in 1999. New annualized sales for group short-term disability were $148.5 million in 2000 compared to $172.0 million in 1999. On an effective date basis, new annualized sales for long-term disability and short-term disability were $318.0 million and $125.4 million in 2000 and $466.9 million and $203.1 million in 1999. A critical part of the Company's strategy for group disability during 2000 involved executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. However, the high terminations and slow sales have decreased the earned premium growth compared to that experienced during 1999 and 1998. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Net investment income is expected to continue to increase due to the increase in the level of invested assets allocated to this line of business and the increased duration on new investments.

Group disability reported income of $211.0 million for 2000 compared to a loss of $225.7 million for 1999. Included in the income for 2000 was an increase of $65.6 million in group long-term disability claim reserves, which represents approximately 1.2 percent of total group long-term disability claim reserves. The increase, which resulted from lengthening the projected average claim duration for certain of the Company's group long-term disability claims, was not a result of deteriorating experience but was believed appropriate based on the Company's assessment of the ultimate settlement of these claims. The 1999 loss of $225.7 million was the result of the $191.7 million charge resulting from lowering the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions and the $359.2 million charge resulting from the revision in the underlying assumptions used to estimate the ultimate cost of unpaid group long-term disability claims, as discussed in the preceding "Results of Operations."

Excluding the adjustments to the disability claim liabilities discussed in the preceding paragraph, the benefit ratio for group disability was 83.5 percent in 1999 compared to 87.1 percent in 2000. For long-term disability, the ratio for 2000 compared unfavorably to 1999, but showed slight improvement throughout 2000. The paid claim incidence for long-term disability compares favorably to 1999 due to lower claim acceptance rates, and claim resolution experience continued to improve during 2000. The 2000 submitted claim incidence rate for long-term disability was higher than the rate for 1999.

The benefit ratio for short-term disability decreased marginally from the 1999 ratio. The incidence of submitted claims for short-term disability remained relatively constant throughout 2000 and 1999, declining slightly in 2000 compared to the 1999 rate. Negative impacts on the benefit ratio in 2000 were the average claim duration, which increased to its highest level in recent periods during 2000, and an increase in the average weekly indemnity.

Additionally, the increase in the amortization of deferred policy acquisition costs had a negative impact on 2000 income. This increase resulted from $25.8 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during 2000 relative to that which was expected at the time the business was written. However, the disability business retained is relatively more profitable than the business that terminated. The additional amortization during 1999 was $4.2 million.

Income in 2000 was positively impacted by a 5.7 percent revenue increase and an improvement in both the commission and operating expense ratios.

As previously discussed under "Results of Operations," during 2000 the Company entered into a 100 percent indemnity coinsurance agreement to cede the future claim payments on one of its insurance subsidiaries' long duration group long-term disability claims which were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

Group disability revenue increased to $3,029.0 million in 1999 compared to $2,632.1 million in 1998. Premium income growth was driven primarily by prior period sales. As previously discussed, the rate of growth in new sales declined during 1999. New annualized sales, on a submitted date basis, for group long-term disability were $385.2 million in 1999 compared to $441.7 million in 1998. New annualized sales for group short-term disability were $172.0 million in 1999 as compared to $176.2 million in 1998. On an effective date basis, new annualized sales for long-term disability and short-term disability were $466.9 million and $203.1 million in 1999 and $426.4 million and $159.7 million in 1998.

Net investment income increased during 1999 due to the increase in the level of invested assets allocated to this line of business and also due to the portfolio restructuring which occurred subsequent to the merger.

Group disability reported a loss of $225.7 million for 1999, as compared with $334.4 million of income for 1998. The loss was the result of the $191.7 million second quarter 1999 charge and the $359.2 million third quarter 1999 charge as previously discussed. Excluding the effect of these two charges, this line reported an 83.5 percent benefit ratio for 1999. The benefit ratio for 1998 was
79.4 percent, excluding the effect of the fourth quarter of 1998 claims disruption charge discussed in the following paragraphs. The incidence rates for new claims submitted for long-term disability increased during 1999 over the level experienced in 1998, but new claim incidence rates in the third and fourth quarters of 1999 improved relative to levels experienced in the first half of 1999 and the last half of 1998. Small case business continues to perform well, and large case and mid-size business showed improvement in 1999. The incidence rates for new claims submitted for short-term disability improved during 1999 as compared to 1998.

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

In the fourth quarter of 1998, the Company recorded a $50.3 million charge for the group long-term disability line of business in the Employee Benefits segment for the expected increase in claims durations due to management's expectation that productivity in the claims organization would be impacted as a result of planning, consolidation, and integration efforts related to the merger. Management expected the claims integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return-to-work and claims management were implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. Since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing.

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

As discussed under "Cautionary Statement Regarding Forward-Looking Statements," certain risks and uncertainties are inherent in the Company's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may be worse than expected. Management monitors claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. Given the competitive market conditions for the Company's disability products, it is uncertain whether pricing actions can entirely mitigate the effect.

The Company, similar to all financial institutions, has some exposure if a severe and prolonged recession occurs, but management believes that the Company is well positioned if a weaker economy were to occur. Many of the Company's products can be repriced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. The Company has a well diversified book of insurance exposure, with no unusual concentrations of risk in any one industry. Because of improvements made in the claims organization in recent years, the Company believes it can respond to increased levels of submitted claims which might result from a slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $214.0 million in 2000 compared to $239.5 million in 1999. New annualized sales on a submitted date basis decreased to $380.4 million in 2000 as compared to $395.3 million in 1999. On an effective date basis, new annualized sales were $301.5 million in 2000 compared to $427.7 million for 1999.

Group life and long-term care both reported an increase in revenue for 2000 compared to 1999 due to increases in premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio when compared to 1999. Group life reported an unfavorable benefit ratio in 2000 compared to the prior year due to an increase in the average paid claim size and waiver incidence, partially offset by favorable paid mortality incidence.

The 2000 benefit ratio for accidental death and dismemberment compares unfavorably with 1999. The increase in the average paid claim size contributed to the unfavorable comparison. Submitted incidence for accidental death and dismemberment has improved relative to 1999.

The reinsurance transaction with Reassure America, discussed under Item 1 contained herein, reduced 2000 group life and accidental death and dismemberment premium income and benefits approximately $15.4 million and $11.7 million, respectively.

The reinsurance transaction with Manulife Reinsurance Limited and SCOR Reinsurance Company, under which an insurance subsidiary of the Company cedes through a net quota share reinsurance agreement 50 percent of the group life volume above the aggregate retention limit, does not meet the conditions for reinsurance accounting and is therefore accounted for as a deposit. As such, there is no effect on reported premium income or benefits. The only impact on the income statement is the risk charge paid to the reinsurers.

See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the 2000 reinsurance transactions.

Group long-term care reported a higher benefit ratio for 2000 compared to 1999. The long-term care net claim resolution rate for 2000 is below the average rate for 1999, primarily due to a decrease in claim recoveries. The 2000 incidence rates for both submitted and paid claims improved over the prior year.

The amortization of deferred policy acquisition costs for 2000 includes $8.3 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during 2000 relative to that which was expected at the time the policies were written. Positively impacting 2000 income was an improvement in the commission and operating expense ratios.

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

New annualized sales on a submitted date basis increased to $395.3 million in 1999 compared to $363.2 million in 1998. On an effective date basis, sales were $427.7 million in 1999 and $340.2 million in 1998. Premium persistency for group life in 1999 was lower than historical levels, and subsequently the amortization of deferred policy acquisition costs for 1999 includes $1.0 million of additional amortization due to the higher than expected level of terminations.

Individual Segment Operating Results

(in millions of dollars)

                                                                  Year Ended December 31
                                                  --------------------------------------------------------
                                                       2000    % Change    1999     % Change     1998
                                                  ------------          -----------           ------------
Revenue
Premium Income
   Individual Disability                          $   1,643.5    5.8 %  $  1,553.5    1.6 %   $   1,528.7
   Individual Long-term Care                            133.7   45.3          92.0   50.3            61.2
                                                  -----------           ----------            -----------
Total Premium Income                                  1,777.2    8.0       1,645.5    3.5         1,589.9
Net Investment Income                                   840.3    9.0         771.1    6.7           722.6
Other Income                                            122.0  100.7          60.8    7.6            56.5
                                                  -----------           ----------            -----------
Total Revenue                                         2,739.5   10.6       2,477.4    4.6         2,369.0
                                                  -----------           ----------            -----------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                                    1,858.4   15.8       1,604.2    2.9         1,559.0
Commissions                                             254.3   (7.4)        274.5    4.3           263.3
Deferral of Policy Acquisition Costs                   (208.4)   4.8        (198.8)  16.7          (170.4)
Amortization of Deferred Policy
   Acquisition Costs                                     91.1   17.2          77.7   19.2            65.2
Amortization of Value of Business Acquired               40.7   30.9          31.1   (1.0)           31.4
Operating Expenses                                      405.3   (6.7)        434.6    0.3           433.2
                                                  -----------           ----------            -----------
Total Benefits and Expenses                           2,441.4    9.8       2,223.3    1.9         2,181.7
                                                  -----------           ----------            -----------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gains and Losses                    $     298.1   17.3    $    254.1   35.7     $     187.3
                                                  ===========           ==========            ===========

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

Individual Disability

New annualized sales in the individual disability line of business were $116.1 million in 2000 compared to $124.1 million in 1999 and $136.6 million in 1998. As discussed in the "Employee Benefits Segment Operating Results," several factors have contributed to the decrease in sales. However, persistency of existing individual disability income business remained high during 1999 and 2000. The Company has developed a new individual disability product portfolio which was released for sale in approved states early in the fourth quarter of 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis, contingent on further state approvals of the new product portfolio, as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results."

Revenue was $2,585.6 million in 2000 compared to $2,371.9 million in 1999. The growth in 2000 revenue was driven primarily by the growth in premium income as well as net investment income and other income. Premium income in 2000 included $96.6 million from an inforce block of individual disability business reinsured effective January 1, 2000. Other income benefited from the income on assets held in trust under this reinsurance arrangement. Net investment income for individual disability increased due to the increase in the level of invested assets allocated to this line of business.

Income in the individual disability line of business was $285.3 million in 2000, an increase of $28.6 million from the prior year. As discussed in the preceding "Results of Operations," in the second quarter of 1999 the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased individual disability income by $38.9 million in 1999. Excluding this 1999 adjustment, individual disability income decreased $10.3 million in 2000 compared to 1999. This line reported an increase in the benefit ratio for 2000 compared to last year's ratio, excluding the 1999 discount rate change. Submitted incidence for 2000 is slightly higher than the average for the year 1999, while paid incidence has improved relative to the prior year. The claim acceptance rate has been declining throughout 1999 and 2000, and the net claim resolution rate for 2000 compares favorably with 1999. Offsetting these favorable trends was an increase in reserves for existing claims and claims in dispute. Individual disability benefited from improved commission and operating expense ratios for 2000 as compared to 1999. The amortization of value of business acquired increased in 2000 primarily as a result of the amortization on the block of inforce business reinsured effective January 1, 2000.

Income in the individual disability income line of business increased to $256.7 million in 1999 from $190.0 million in 1998. Excluding the 1999 discount rate change of $38.9 million, this line reported an increase in the benefit ratio in 1999 compared to 1998. The 1999 claim resolution rate compared unfavorably with 1998, but showed improvement throughout 1999. New claims for 1999 were fairly level with 1998. This line benefited from higher net investment income and a favorable operating expense ratio for 1999 as compared to 1998.

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

Individual Long-term Care

The individual long-term care line of business reported increased premium income for both 2000 and 1999 as compared to the previous years, primarily due to continued new sales growth. New annualized sales were $47.7 million in 2000, $40.0 million in 1999, and $23.5 million in 1998. The Company expects the strong sales momentum in individual long-term care to continue. Net investment income continues to increase due to the growth in this line of business.

Income for 2000 was $12.8 million, compared to losses of $2.6 million in 1999 and $2.7 million in 1998. The increase in revenue, as well as improvements in both the benefit ratio and operating expense ratios, contributed to the year over year increases.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                                                   Year Ended December 31
                                                  ----------------------------------------------------------
                                                       2000    % Change    1999       % Change      1998
                                                  -----------            -----------            ------------
Revenue
Premium Income                                     $   739.6     6.9 %    $   691.6     3.7 %    $    666.7
Net Investment Income                                  113.4     6.4          106.6    12.4            94.8
Other Income                                             6.3       -            6.3   (29.2)            8.9
                                                  -----------            -----------            ------------
Total Revenue                                          859.3     6.8          804.5     4.4           770.4
                                                  -----------            -----------            ------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                                     447.2    13.9          392.7     6.3           369.4
Commissions                                            151.8     9.4          138.7    (7.0)          149.1
Deferral of Policy Acquisition Costs                  (151.9)    2.8         (147.8)    1.4          (145.7)
Amortization of Deferred Policy
   Acquisition Costs                                   112.3    (0.6)         113.0    13.7            99.4
Amortization of Value of Business Acquired               2.3    (4.2)           2.4     9.1             2.2
Operating Expenses                                     143.6   (14.8)         168.5     2.2           164.9
                                                 -----------            -----------            ------------
Total Benefits and Expenses                            705.3     5.7          667.5     4.4           639.3
                                                 -----------            -----------            ------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gains and Losses                     $   154.0    12.4      $   137.0     4.5      $    131.1
                                                 ===========            ===========            ============

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $859.3 million in 2000 from $804.5 million in 1999 and $770.4 million in 1998. Sales growth and continued favorable persistency were the primary factors contributing to the increase in premium income. New annualized sales in this segment were $265.0 million in 2000, $245.3 million in 1999, and $233.8 million in 1998. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results." The investment income growth in 2000 as compared to 1999 was due to the repositioning of the investment portfolio subsequent to the merger.

Income for 2000 increased 12.4 percent over 1999, primarily due to revenue growth of $54.8 million. An additional positive impact on 2000 income was a favorable operating expense ratio attributable to costs savings resulting from the merger. The 2000 benefit ratio was unfavorable compared to 1999. The primary drivers were unfavorable results in the life product line and an increase in the incurred and paid loss ratios for the cancer product line.

Income in the Voluntary Benefits segment in 1999 was $137.0 million versus $131.1 million in 1998. The increase in income for 1999 was primarily due to the increase in premium income in all of the product lines and an increase in investment income, partially offset by a slightly higher benefit ratio in the life, accident and sickness, and disability product lines.

Other Segment Operating Results

                                                               Year Ended December 31
                                           ----------------------------------------------------------
                                               2000    % Change       1999     % Change      1998
                                           -----------            -----------            -----------
Revenue
Premium Income                              $   497.7    (17.9)%   $    605.9    19.3 %   $    508.0
Net Investment Income                           377.2    (31.4)         549.5   (14.8)         645.2
Other Income                                     29.5    (68.0)          92.2   (19.5)         114.6
                                           ----------             -----------            -----------
 Total Revenue                                  904.4    (27.5)       1,247.6    (1.6)       1,267.8
                                           ----------             -----------            -----------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                              675.7    (40.0)       1,126.8    28.2          878.7
Other Expenses                                  185.4    (38.1)         299.3    18.3          253.1
                                           ----------             -----------            -----------
Total Benefits and Expenses                     861.1    (39.6)       1,426.1    26.0        1,131.8
                                           ----------             -----------            -----------

Income (Loss) Before Federal
   Income Taxes and Net Realized
   Investment Gains and Losses              $    43.3      N.M.    $   (178.5)    N.M.    $    136.0
                                           ==========             ===========            ===========

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

Individual Life and Corporate-Owned Life

As previously discussed, during 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The Company ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax and $252.3 million after-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The Company recognized a 2000 before-tax realized investment loss of $25.9 million on the fixed maturity securities transferred to the reinsurer. In connection with this realized loss, the Company retrospectively adjusted deferred policy acquisition costs and value of business acquired related to interest-sensitive individual life policies with credits to current period amortization of $9.4 million and $1.5 million, respectively, to reflect investment experience. See "Investments" for further discussion of the realized investment loss.

Total revenue and income for individual life and corporate-owned life insurance was $236.1 million and $49.6 million, respectively, in 2000 compared to $435.0 million in revenue and $65.6 million in income for 1999.

Reinsurance Pools and Management

The Company's reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market and decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance operations.

During 2000, the reinsurance pools and management operations reported a loss of $32.7 million compared to a loss of $279.7 million in 1999. Included in the 2000 results were $37.4 million of charges related to the Company's London accident reinsurance pool participation. During 1999, the Company recorded charges resulting from its decision to exit these pools, but at that time there was insufficient information to fully evaluate all of the exposures. Working with the pool managers in London, the Company now has a clearer view of the potential cost to fund these exposures and provide for the run-off of its participation. The 2000 charges included a claim reserve adjustment of $21.9 million and uncollectible receivables and loss provisions of $15.5 million.

The reinsurance pools and management reported a loss of $279.7 million in 1999 compared to income of $10.0 million in 1998. The 1999 loss was the result of charges related to the decision to exit the reinsurance operations, as discussed in the preceding paragraphs. These charges totaled $270.1 million in 1999, with an additional $57.7 million recorded in the Corporate segment related to the write-off of goodwill. See "Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion of the 1999 charges related to the reinsurance operations.

Also, as previously discussed in the preceding "Results of Operations," during 1999 the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased the group long-term disability reinsurance income reported in this line of business by $10.1 million in 1999.

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

Revenue in the Corporate segment was $48.1 million in 2000, $67.7 million in 1999, and $31.7 million in 1998. As previously discussed under "Results of Operations," during 1999 the Company recorded refunds from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The interest on the refunds was $35.4 million and is included in 1999 revenue.

The Corporate segment reported losses of $49.5 million in 2000, $484.6 million in 1999, and $125.5 million in 1998. Interest and debt expense was $181.8 million in 2000, $137.8 million in 1999, and $112.0 million in 1998 due to increased corporate borrowings. The amortization of goodwill was $22.3 million in 2000, $82.6 million in 1999, and $28.0 million in 1998. The Company recorded write-downs of goodwill of $57.7 million during 1999 related to its reinsurance operations. See previous discussion under "Other Segment Operating Results" and
Note 13 of the "Notes to Consolidated Financial Statements."

Results for 2000 were positively impacted by the gain of $116.1 million on the pension plan transaction, partially offset by consolidation and benefit accruals of $9.4 million. See previous discussion contained herein in "Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements."

As previously discussed, during 1999 the Company recognized $310.6 million of before-tax expenses related to the merger and the early retirement offer to employees. These expenses are as follows (in millions):

        Employee related expense                                                    $ 77.7
        Exit activities related to duplicate facilities/asset abandonments            67.4
        Investment banking, legal, and accounting fees                                39.6
                                                                                    ------
        Subtotal                                                                     184.7
        Expense related to the early retirement offer to employees                   125.9
                                                                                    ------
        Subtotal                                                                     310.6
        Income tax benefit                                                            89.2
                                                                                    ------
        Total                                                                       $221.4
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

Exit activities related to duplicate facilities/asset abandonments consist of closing of duplicate offices and write-off of redundant computer hardware and software. The cost associated with these office closures was approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, were abandoned as a result of the merger, resulting in a write-down of the assets' book values by approximately $41.8 million.

The exit plan was complete as of June 30, 2000.

In addition to the expenses described above, in 1999 the Company expensed $24.7 million of other incremental costs associated with the merger, $21.8 million of which are included in the Corporate segment. These expenses consist primarily of compensation, training, integration, and licensing costs.

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

Subsequent to the June 30, 1999 merger and continuing through the first half of 2000, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments in order to reduce vulnerability to interest rate risk in the future and increase investment income. Excluding net investment income attributable to the individual life and corporate-owned life insurance blocks of business ceded effective as of July 1, 2000, net investment income for 2000 increased 8.6 percent over 1999 due to increased yields and growth in the asset base.

During 2000, the Company reported net realized investment losses before tax of $14.6 million, including the realized investment loss of $25.9 million on the investment-grade fixed maturity securities transferred to the reinsurer in connection with the individual life and corporate-owned life reinsurance transactions. The loss on these transferred securities was driven by a change in market interest rates and was not attributable to any credit deterioration. Excluding the reinsurance transaction related loss, the Company reported 2000 net gains of $51.0 million from the sale of fixed maturity and equity securities. Offsetting these gains was a $94.0 million realized investment loss recognized as a result of management's determination that the value of certain fixed maturity investments had other than temporarily declined.

The following table provides the distribution of invested assets for the years indicated. Policy loans are reported on a gross basis in the consolidated statements of financial condition and in the table below. As of December 31, 2000, $2.2 billion of policy loans were ceded, and the investment income thereon is no longer included in income.

                                                               December 31
                                                          -------------------
                                                             2000      1999
                                                             ----      ----
        Investment-Grade Fixed Maturity Securities           78.3%     76.1%
        Below-Investment-Grade Fixed Maturity Securities      6.6       8.1
        Equity Securities                                     0.1       0.2
        Mortgage Loans                                        4.3       4.8
        Real Estate                                           0.4       0.8
        Policy Loans                                          9.1       8.7
        Other Invested Assets                                 1.2       1.3
                                                            -----     -----
                Total                                       100.0%    100.0%
                                                            =====     =====

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.5 billion and $3.1 billion on an amortized cost basis at December 31, 2000 and 1999, respectively. At December 31, 2000, the mortgage-backed securities had an average life of 12.6 years and effective duration of 11.2 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at December 31, 2000, was $1,760.8 million, representing 7.2 percent of invested assets excluding ceded policy loans, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $2,147.4 million at December 31, 1999, representing 8.1 percent of invested assets.

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

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,135.6 million and $1,278.1 million at December 31, 2000 and 1999, respectively. The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low in 2000 and 1999, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company's investment portfolio during 2000 other than one purchase money mortgage for $14.8 million associated with the sale of real estate.

At December 31, 2000 and 1999, impaired loans totaled $17.7 million and $18.1 million, respectively. Included in the impaired loans at December 31, 2000 were $6.5 million of loans which had a related, specific investment valuation allowance of $2.4 million and $11.2 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $8.5 million and $8.7 million at December 31, 2000 and 1999, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2000 and 1999.

Real estate was $116.7 million and $211.2 million at December 31, 2000 and 1999. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $18.3 million at December 31, 2000, and $79.4 million at December 31, 1999.

Investment valuation allowances for mortgage loans and real estate held for sale are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in value is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $20.0 million during 2000. At December 31, 2000, the balance in the valuation allowance for mortgage loans and real estate was $12.9 million and $25.6 million, respectively.

Other

The Company's exposure to non-current investments totaled $45.0 million at December 31, 2000, or 0.2 percent of invested assets. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

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

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,211.5 million for the year ended December 31, 2000, as compared to $1,566.7 million and $1,719.3 million for the comparable periods of 1999 and 1998, respectively.

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

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders and to pay its expenses. These payments by the Company's insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2000, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2000 of 8.20 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2000 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the state of domicile.

Restrictions under applicable insurance laws limit the amount of dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. Generally, for life insurance subsidiaries domiciled or commercially domiciled in the United States, that limitation equals the greater of: (i) ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end; or (ii) the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year.

The payment of dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory unassigned surplus. The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Based on these restrictions under current law:

 .    in 2000, $267.6 million was available for the payment of dividends to the
     Company from its domestic insurance subsidiaries, and approximately $24.9 million was available for the payment of dividends from Unum Limited, and

 .    in 2001, $359.9 million will be available for the payment of dividends to the Company from its domestic insurance subsidiaries, and approximately $20.9 million will be available for the payment of dividends from Unum Limited.

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

At December 31, 2000, the Company had short-term and long-term debt totaling $402.2 million and $1,615.5 million, respectively. At December 31, 2000, approximately $551.0 million was available for additional financing under the Company's revolving credit facilities. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer-term securities.

In October 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The new facilities are available for general corporate purposes, including support of the Company's $1.0 billion commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company's insurance subsidiaries.

During the third quarter of 2000, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. The shelf registration became effective in September 2000. In March 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. Contingent upon market conditions and corporate needs, funding will be used to refinance short-term debt on a long-term basis and to fund other corporate needs.

In April 2000, the Company issued $200.0 million of variable rate notes, due in April 2001, in a privately negotiated transaction. The notes were used to refinance other short-term debt and had a weighted average interest rate of 7.33 percent during 2000. The current interest rate on these notes is 6.49 percent.

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

In July 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7.0% senior notes due July 15, 2018. In December 1998, the Company issued $250.0 million of 6.75 % senior notes, which mature in 2028.

In the fourth quarter of 1998, the Company rescinded its stock repurchase program as a result of the pending merger. During 1998, the Company acquired approximately 1.4 million shares of its common stock in the open market at an aggregate cost of $72.7 million.

Ratings

Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch, Inc. (Fitch), formerly Fitch/Duff & Phelps, and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

On August 23, 2000, Moody's lowered the senior debt rating of the Company to Baa1 from A3, lowered the financial strength ratings of the Company's insurance subsidiaries to A2 from A1, and confirmed the short-term rating at Prime-2. The Company has not experienced a material impact on its new sales or persistency of existing business as a result of these ratings changes. In March 2001, in connection with the Company's issuance of $575.0 million of 7.625% senior notes due March 1, 2011, S&P, Moody's, and Fitch affirmed the senior debt and financial strength ratings at the existing levels.

The table below reflects the most recent debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

----------------------------------------------------------------------------------------------------------------------
                                             S&P                  Moody's                Fitch              AM Best
----------------------------------------------------------------------------------------------------------------------
  UnumProvident Corporation
----------------------------------------------------------------------------------------------------------------------
      Senior Debt                         A (Strong)        Baa1 (Medium Grade)         A- (High           Not Rated
                                                                                    Credit Quality)
----------------------------------------------------------------------------------------------------------------------
      Junior Subordinated Debt           BBB (Good)         Baa2 (Medium Grade)        BBB+ (Good          Not Rated
                                                                                    Credit Quality)
----------------------------------------------------------------------------------------------------------------------
      Commercial Paper                    A-2 (Good)        Prime-2 (Strong             F2 (Good           Not Rated
                                                                Ability)               Credit Quality)
----------------------------------------------------------------------------------------------------------------------
  U.S. Insurance Subsidiaries
----------------------------------------------------------------------------------------------------------------------
      Provident Life & Accident      AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      Provident Life & Casualty          Not Rated              Not Rated              Not Rated          A+ (Superior)
----------------------------------------------------------------------------------------------------------------------
      Unum Life of America           AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      First Unum Life                AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      Colonial Life & Accident       AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      Paul Revere Life               AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      Paul Revere Variable           AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                                Security)
----------------------------------------------------------------------------------------------------------------------
      Paul Revere Protective         AA- (Very Strong)     A2 (Good Financial       AA-(Very Strong)      A+ (Superior)
                                                              Security)
----------------------------------------------------------------------------------------------------------------------

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders' equity related to financial and derivative instruments was estimated to be $0.8 billion and $0.7 billion at December 31, 2000 and 1999, respectively. The fair values of mortgage loans and held-to-maturity securities, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $70 million and $40 million, respectively, at December 31, 2000 and by approximately $80 million and $40 million, respectively, at December 31, 1999. The fair values of policy loans, which are also reported at amortized cost, would decrease approximately $200 million at December 31, 1999, assuming an immediate increase of 100 basis points in interest rates. During 2000, over 90 percent of the policy loan portfolio was ceded to a reinsurer on a 100 percent indemnity coinsurance basis (see Notes 1 and 13 of the "Notes to Consolidated Financial Statements"). The impact from interest rate risk on the fair values of policy loans net of ceding was immaterial at December 31, 2000.

At December 31, 2000 and 1999, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company's long-term debt and company-obligated mandatorily redeemable preferred securities would increase approximately $100 million and $30 million, respectively.

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

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities dominated in those local currencies. Foreign operations represented 7.7 percent and 8.9 percent of total assets at December 31, 2000 and 1999, respectively, and 9.7 percent and 9.4 percent of total revenue for 2000 and 1999, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2000 and 1999 levels, year end 2000 and 1999 stockholders' equity would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries


We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of the former Unum Corporation which statements reflect total revenues constituting 54% of the related consolidated totals for the year ended December 31, 1998. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to data included for the former Unum Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 after giving retroactive effect to the merger of Unum Corporation, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 12, 2001, except for
Notes 13 and 15, for which the
date is February 27, 2001

          REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries


In our opinion, the consolidated statements of income, comprehensive income, stockholders' equity and cash flows of Unum Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited any financial statements of the Unum Corporation subsequent to December 31, 1998.


/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Maine
February 2, 1999

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                                  December 31
                                                                                           2000                1999
                                                                                           (in millions of dollars)
                                                                                    --------------------------------------
Assets
Investments
  Fixed Maturity Securities
   Available-for-Sale - at fair value (amortized cost: $21,931.2; $22,142.4)              $22,242.3           $22,033.2
   Held-to-Maturity - at amortized cost (fair value: $369.8; $318.8)                          346.6               323.5
  Equity Securities - at fair value (cost: $23.2; $15.9)                                       24.5                38.4
  Mortgage Loans                                                                            1,135.6             1,278.1
  Real Estate                                                                                 116.7               211.2
  Policy Loans                                                                              2,426.7             2,316.9
  Other Long-term Investments                                                                  32.3                26.5
  Short-term Investments                                                                      279.4               321.5
                                                                                          ---------           ---------
Total Investments                                                                          26,604.1            26,549.3

Other Assets
  Cash and Bank Deposits                                                                      107.1               292.4
  Accounts and Premiums Receivable                                                          1,851.3             1,144.3
  Reinsurance Receivable                                                                    6,046.5             4,741.2
  Accrued Investment Income                                                                   532.2               543.6
  Deferred Policy Acquisition Costs                                                         2,424.0             2,391.2
  Value of Business Acquired                                                                  591.6               534.1
  Goodwill                                                                                    683.3               706.4
  Property and Equipment - at cost less accumulated depreciation                              387.5               399.7
  Miscellaneous                                                                             1,068.7               686.2
  Separate Account Assets                                                                      67.6               459.1
                                                                                          ---------           ---------



Total Assets                                                                              $40,363.9           $38,447.5
                                                                                          =========           =========

See notes to consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                                          December 31
                                                                                     2000             1999
                                                                                    (in millions of dollars)
                                                                              -----------------------------------
Liabilities and Stockholders' Equity

Liabilities
  Policy and Contract Benefits                                                     $ 1,796.8       $ 1,722.1
  Reserves for Future Policy and Contract Benefits                                  25,633.9        23,339.1
  Unearned Premiums                                                                    332.8           380.6
  Other Policyholders' Funds                                                         2,645.1         3,521.8
  Federal Income Tax
    Current                                                                             68.4            33.3
    Deferred                                                                           430.8           238.3
  Short-term Debt                                                                      402.2         1,075.0
  Long-term Debt                                                                     1,615.5         1,166.5
  Other Liabilities                                                                  1,495.3         1,229.5
  Separate Account Liabilities                                                          67.6           459.1
                                                                                   ---------       ---------

Total Liabilities                                                                   34,488.4        33,165.3
                                                                                   ---------       ---------

Commitments and Contingent Liabilities--Note 15

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                                          300.0           300.0
                                                                                   ---------       ---------

Stockholders' Equity--Note 11
  Common Stock, $0.10 par
    Authorized: 725,000,000 shares
    Issued: 241,310,917 and 240,515,180 shares                                          24.1            24.1
  Additional Paid-in Capital                                                         1,040.2         1,028.6
  Accumulated Other Comprehensive Income (Loss)
    Net Unrealized Gains on Securities                                                 212.8            19.8
    Foreign Currency Translation Adjustment                                            (72.1)          (38.7)
  Retained Earnings                                                                  4,379.7         3,957.6
  Treasury Stock - at cost: 176,295 shares                                              (9.2)           (9.2)
                                                                                   ---------      ----------

Total Stockholders' Equity                                                           5,575.5         4,982.2
                                                                                   ---------       ---------


Total Liabilities and Stockholders' Equity                                         $40,363.9       $38,447.5
                                                                                   =========       =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

UnumProvident Corporation and Subsidiaries

                                                                                    Year Ended December 31
                                                                            2000             1999            1998
                                                                         (in millions of dollars, except share data)
                                                                         ---------------------------------------------
Revenue
  Premium Income                                                        $ 7,057.0           $6,843.2         $ 6,129.0
  Net Investment Income                                                   2,060.4            2,059.7           2,035.4
  Net Realized Investment Gains (Losses)                                    (14.6)              87.1              55.0
  Other Income                                                              329.5              339.6             299.9
                                                                        ---------           --------         ---------
Total Revenue                                                             9,432.3            9,329.6           8,519.3
                                                                        ---------           --------         ---------

Benefits and Expenses
  Policyholder Benefits                                                   6,407.5            6,787.6           5,449.7
  Commissions                                                               754.1              913.6             826.5
  Interest and Debt Expense                                                 181.8              137.8             119.9
  Deferral of Policy Acquisition Costs                                     (595.7)            (809.3)           (703.3)
  Amortization of Deferred Policy Acquisition Costs                         456.5              474.8             377.5
  Amortization of Value of Business Acquired and Goodwill                    67.3              120.9              66.6
  Other Operating Expenses                                                1,295.2            1,869.7           1,462.2
                                                                        ---------           --------         ---------
Total Benefits and Expenses                                               8,566.7            9,495.1           7,599.1
                                                                        ---------           --------         ---------

Income (Loss) Before Federal Income Taxes                                   865.6             (165.5)            920.2

Federal Income Taxes (Credit)
  Current                                                                   195.7              141.2             128.3
  Deferred                                                                  105.7             (123.8)            174.5
                                                                        ---------           --------         ---------
Total Federal Income Taxes                                                  301.4               17.4             302.8
                                                                        ---------           --------         ---------

Net Income (Loss)                                                       $   564.2           $ (182.9)        $   617.4
                                                                        =========           ========         =========

Net Income (Loss) Per Common Share
   Basic                                                                $    2.34           $  (0.77)        $    2.60
   Assuming Dilution                                                    $    2.33           $  (0.77)        $    2.54

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

UnumProvident Corporation and Subsidiaries

                                                                      Accumulated
                                                         Additional      Other
                                    Preferred   Common    Paid-in    Comprehensive   Retained     Treasury    Deferred
                                      Stock     Stock     Capital    Income (Loss)   Earnings      Stock    Compensation   Total
                                                                       (in millions of dollars)
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1997         $ 156.2     $23.7    $  954.8      $  799.0      $3,797.7    $   (1.5)   $  (15.8)  $ 5,714.1

Comprehensive Income
   Net Income                                                                            617.4                               617.4
   Change in Net Unrealized
     Gains on Securities (net of
     tax expense of $67.2)                                                 133.7                                             133.7
   Change in Foreign Currency
     Translation Adjustment
    (net of tax credit of $7.8)                                            (18.0)                                            (18.0)
                                                                                                                         ---------
Total Comprehensive Income                                                                                                   733.1
                                                                                                                         ---------

Preferred Stock Redeemed              (156.2)                                                                               (156.2)
Common Stock Activity                              0.1         4.4                                                (5.7)       (1.2)
Treasury Stock Acquired                                                                               (7.7)                   (7.7)
Dividends to Stockholders                                                               (135.9)                             (135.9)
                                     -------     -----    --------      --------      --------    --------    --------   ---------
Balance at December 31, 1998               -      23.8       959.2         914.7       4,279.2        (9.2)      (21.5)    6,146.2


Comprehensive Loss
   Net Loss                                                                             (182.9)                             (182.9)
   Change in Net Unrealized
     Gains on Securities (net
     of tax credit of $519.5)                                             (949.6)                                           (949.6)
   Change in Foreign Currency
     Translation Adjustment
     (net of tax expense of $11.6)                                          16.0                                              16.0
                                                                                                                         ---------
Total Comprehensive Loss                                                                                                  (1,116.5)
                                                                                                                         ---------

Common Stock Activity                              0.3        69.4                                                21.5        91.2
Dividends to Stockholders                                                               (138.7)                             (138.7)
                                     -------     -----    --------      --------      --------    --------    --------   ---------
Balance at December 31, 1999               -      24.1     1,028.6         (18.9)      3,957.6        (9.2)          -     4,982.2


Comprehensive Income
   Net Income                                                                            564.2                               564.2
   Change in Net Unrealized
     Gains on Securities (net of
     tax expense of $96.5)                                                 193.0                                             193.0
   Change in Foreign Currency
     Translation Adjustment
     (net of tax credit of $7.5)                                           (33.4)
                                                                                                                             (33.4)
                                                                                                                         ---------
Total Comprehensive Income                                                                                                   723.8
                                                                                                                         ---------

Common Stock Activity                                         11.6                                                            11.6
Dividends to Stockholders                                                               (142.1)                             (142.1)
                                     -------     -----    --------      --------      --------    --------    --------   ---------
Balance at December 31, 2000         $     -     $24.1    $1,040.2      $  140.7      $4,379.7    $   (9.2)   $      -   $ 5,575.5
                                     =======     =====    ========      ========      ========    ========    ========   =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

                                                                           Year Ended December 31
                                                                     2000            1999            1998
                                                                           (in millions of dollars)
                                                                    ---------------------------------------
Cash Flows from Operating Activities
  Net Income (Loss)                                                $   564.2       $  (182.9)     $   617.4
  Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities
    Policy Acquisition Costs Capitalized                              (595.7)         (809.3)        (703.3)
    Amortization of Policy Acquisition Costs                           456.5           474.8          377.5
    Amortization of Value of Business Acquired and Goodwill             67.3           120.9           66.6
    Depreciation                                                        71.1            58.0           47.9
    Net Realized Investment (Gains) Losses                              14.6           (87.1)         (55.0)
    Reinsurance Receivable                                             386.7           130.1          (48.9)
    Insurance Reserves and Liabilities                                 781.0         2,391.1        1,475.4
    Federal Income Taxes                                               127.6          (189.9)         211.5
    Other                                                             (661.8)         (339.0)        (269.8)
                                                                   ---------       ---------      ---------
Net Cash Provided by Operating Activities                            1,211.5         1,566.7        1,719.3
                                                                   ---------       ---------      ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Investments
    Available-for-Sale Securities                                    1,711.3         3,773.9        2,117.3
  Proceeds from Maturities of Investments
    Available-for-Sale Securities                                      805.0         1,023.8        1,513.1
    Held-to-Maturity Securities                                          1.3             0.3            0.5
  Proceeds from Sales and Maturities of Other Investments              362.8           268.3          217.7
  Purchase of Investments
    Available-for-Sale Securities                                   (3,149.3)       (6,237.5)      (3,849.2)
    Held-to-Maturity Securities                                        (23.0)          (22.2)          (1.9)
    Other Investments                                                 (385.2)         (209.1)        (532.7)
  Net Sales (Purchases) of Short-term Investments                       41.4           (76.8)         (67.9)
  Acquisition of Business                                              (94.2)             --             --
  Disposition of Business                                              (78.2)             --           58.0
  Other                                                                (57.6)          (75.3)         (73.3)
                                                                   ---------       ---------      ---------
Net Cash Used by Investing Activities                              $  (865.7)      $(1,554.6)     $  (618.4)
                                                                   ---------       ---------      ---------

See notes to consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                     Year Ended December 31
                                                                2000           1999         1998
                                                                     (in millions of dollars)
                                                          ----------------------------------------
Cash Flows from Financing Activities
  Deposits to Policyholder Accounts                       $    33.8       $  175.1      $    184.3
  Maturities and Benefit Payments from
    Policyholder Accounts                                    (209.5)        (613.0)       (1,250.7)
  Net Short-term Debt and Commercial Paper
     (Repayments) Borrowings                                 (223.8)         692.6           (74.5)
  Issuance of Long-term Debt                                      -              -           900.0
  Long-term Debt Repayments                                       -              -          (793.1)
  Issuance of Company-Obligated Mandatorily
     Redeemable Preferred Securities                              -              -           300.0
  Redemption of Preferred Stock                                   -              -          (156.2)
  Issuance of Common Stock                                     11.6           69.7            11.9
  Dividends Paid to Stockholders                             (142.1)        (138.9)         (139.1)
  Repurchase of Common Stock                                      -              -           (72.7)
  Other                                                           -          (18.6)            4.6
                                                          ---------       --------      ----------
Net Cash (Used) Provided by Financing Activities             (530.0)         166.9        (1,085.5)
                                                          ---------       --------      ----------

Effect of Foreign Exchange Rate Changes on Cash                (1.1)           2.2             1.3
                                                          ---------       --------      ----------

Net (Decrease) Increase in Cash and Bank Deposits            (185.3)         181.2            16.7

Cash and Bank Deposits at Beginning of Year                   292.4          111.2            94.5
                                                          ---------       --------      ----------

Cash and Bank Deposits at End of Year                     $   107.1       $  292.4      $    111.2
                                                          =========       ========      ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UnumProvident Corporation and Subsidiaries


Note 1--Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting practices prescribed or permitted by state regulatory authorities (see Note 16). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $31.0 million and $42.8 million as of December 31, 2000 and 1999, respectively.

UnumProvident Corporation and Subsidiaries


Note 1--Significant Accounting Policies - Continued

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $2,237.6 million and $35.6 million of policy loans ceded to reinsurers at December 31, 2000 and 1999, respectively. See Note 13.

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

Changes in the fair value of available-for-sale fixed maturity securities and equity securities are reported as other comprehensive income (loss). These amounts are net of federal income taxes and valuation adjustments to reserves for future policy and contract benefits which would have been recorded had the related unrealized gains or losses on these securities been realized.

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

UnumProvident Corporation and Subsidiaries

Note 1--Significant Accounting Policies - Continued

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

Reinsurance Receivable: The Company routinely cedes reinsurance to other insurance companies. For ceded reinsurance agreements wherein the Company is not relieved of its legal liability to its policyholders, the Company reports assets and liabilities on a gross basis. Reinsurance receivables include the balances due from reinsurers under the terms of these reinsurance agreements for ceded policy and contract benefits, ceded future policy and contract benefits, and ceded unearned premiums, less ceded policy loans.

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

UnumProvident Corporation and Subsidiaries

Note 1--Significant Accounting Policies - Continued

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

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.55 percent to
8.13 percent. The accumulated amortization for value of business acquired was $168.7 million and $133.2 million as of December 31, 2000 and 1999, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years. The accumulated amortization for goodwill was $85.9 million and $64.1 million as of December 31, 2000 and 1999, respectively. The carrying amount of goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If estimated future undiscounted net cash flows expected to be generated from the operations to which the goodwill relates are less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is depreciated on the straight-line method over its estimated useful life. The accumulated depreciation for property and equipment was $350.1 million and $376.1 million as of December 31, 2000 and 1999, respectively.

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

The Company follows the periodic method of accounting for its Lloyd's of London (Lloyd's) business in which premiums are recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur. Premiums for the Lloyd's business are based on participation in the individual syndicate underwriting years that generate premiums over a three year period of time. The Company uses its historical experience and information obtained from its managing agents to estimate revenues, losses, expenses, and the related assets and liabilities. See Note 13.

UnumProvident Corporation and Subsidiaries

Note 1--Significant Accounting Policies - Continued

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

The interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

                                                                    December 31
                                                            2000                   1999
                                                    ------------------------------------------
Active Life Reserves - Current Year Issues
  Traditional Life                                     6.00% to 7.25%         6.75% to 8.75%
  Individual Disability                                6.18% to 9.00%         5.50% to 9.00%
Disabled Lives Reserves - Current Year Claims
  Individual Disability                                6.65% to 8.00%         6.65% to 8.00%
  Group Disability                                         7.35%              7.35% to 7.60%
Disabled Lives Reserves - Prior Year Claims
  Individual Disability                                6.65% to 8.00%         6.65% to 8.00%
  Group Disability                                         7.35%              7.35% to 7.60%

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

UnumProvident Corporation and Subsidiaries

Note 1--Significant Accounting Policies - Continued

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company's subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all of such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The experience of the PFA and its operations have been excluded from the consolidated statements of operations. The PFA was $361.6 million and $362.2 million at December 31, 2000, and 1999, respectively, and represented approximately 0.9 percent of consolidated assets for both years and 1.0 percent and 1.1 percent of consolidated liabilities for December 31, 2000 and 1999, respectively.

Accounting for Stock-Based Compensation: The Company measures compensation cost for stock-based compensation under the expense recognition provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees and related interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Changes in Accounting Principles:

Statement of Position 98-7 (SOP 98-7), Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk Effective January 1, 2000, the Company adopted the provisions of SOP 98-7 which provide guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. The effect of the adoption of SOP 98-7 on the Company's financial position and results of operations was immaterial.

Financial Accounting Standards Board Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation

Effective July 1, 2000, the Company adopted the provisions of Interpretation 44 which clarify the application of Opinion 25. The adoption of the Interpretation had no effect on the Company's financial position or results of operations.

UnumProvident Corporation and Subsidiaries

Note 1--Significant Accounting Policies - Continued

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133

In 1998, the FASB issued SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 specifies a special method of accounting for certain hedging transactions, prescribes the type of items and transactions that may be hedged, and provides the criteria which must be met in order to qualify for hedge accounting.

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

SFAS 138, issued in 2000, addresses several issues that apply to derivative instruments and hedging activities and amends certain accounting and reporting standards of SFAS 133.

The Company will adopt the provisions of SFAS 133 and SFAS 138 effective January 1, 2001. The adoptions of these pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities SFAS 140 was issued in September 2000 and replaces Statement of Financial Accounting Standards No. 125. SFAS 140 revises the standards for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

UnumProvident Corporation and Subsidiaries

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

Merger Expenses

During 1999, the Company recognized expenses related to the merger and the early retirement offer to employees as follows (in millions):

       Employee related expense                                                     $  77.7
       Exit activities related to duplicate facilities/asset abandonments              67.4
       Investment banking, legal, and accounting fees                                  39.6
                                                                                     ------
       Subtotal                                                                       184.7
       Expense related to the early retirement offer to employees                     125.9
                                                                                     ------
       Subtotal                                                                       310.6
       Income tax benefit                                                              89.2
                                                                                     ------
       Total                                                                         $221.4
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

Exit activities related to duplicate facilities/asset abandonments consisted of closing of duplicate offices and the write-off of redundant computer hardware and software. The cost associated with these office closures was approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, were abandoned as a result of the merger, resulting in a write-down of the assets' book values by approximately $41.8 million.

The exit plan was complete as of June 30, 2000.

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

UnumProvident Corporation and Subsidiaries

Note 2--Merger - Continued

Accounting Policy Changes

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

The discount rates affected by this change in Unum's methodology were as follows:

                                                                                         June 30, 1999
                                                                             ---------------------------------------
                                                                                Current Rates       Former Rates
                                                                             ---------------------------------------
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

UnumProvident Corporation and Subsidiaries

Note 2--Merger - Continued

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

UnumProvident Corporation and Subsidiaries

Note 2--Merger - Continued

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

Results of Operations

The results of operations for the separate companies and the combined amounts for the periods prior to the merger were as follows:

                                                Six Months Ended              Year Ended
                                                  June 30, 1999            December 31, 1998
                                                          (in millions of dollars)
                                            ------------------------------------------------------
           Revenue
              Unum                                  $ 2,557.8                 $ 4,581.3
              Provident                               1,988.9                   3,938.0
                                                    ---------                 ---------
              Combined Revenue                      $ 4,546.7                 $ 8,519.3
                                                    =========                 =========

           Net Income (Loss)
              Unum                                  $  (189.7)                $   363.4
              Provident                                  87.8                     254.0
                                                    ---------                 ---------
              Combined Net Income (Loss)            $  (101.9)                $   617.4
                                                    =========                 =========

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

UnumProvident Corporation and Subsidiaries


Note 3--Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                  December 31
                                                                            (in millions of dollars)
                                                       -------------------------------------------------------------------
                                                                     2000                             1999
                                                           Carrying          Fair           Carrying           Fair
                                                            Amount           Value           Amount           Value
                                                       -------------------------------------------------------------------
  Assets
  Fixed Maturity Securities:
    Available-for-Sale                                     $22,110.4         $22,110.4      $22,035.7         $22,035.7
    Derivatives Hedging Available-for-Sale                     131.9             131.9           (2.5)             (2.5)
    Held-to-Maturity                                           346.6             369.8          323.5             318.8
  Equity Securities                                             24.5              24.5           38.4              38.4
  Mortgage Loans                                             1,135.6           1,183.0        1,278.1           1,281.2
  Policy Loans                                               2,426.7           2,426.7        2,316.9           2,211.1
  Short-term Investments                                       279.4             279.4          321.5             321.5
  Cash and Bank Deposits                                       107.1             107.1          292.4             292.4
  Deposit Assets                                               658.5             658.5          616.6             616.6


  Liabilities
  Policyholders' Funds:
    Deferred Annuity Products                                1,665.3           1,665.3        2,014.6           2,014.6
    Other                                                      386.7             396.6          538.7             551.3
  Short-term Debt                                              402.2             402.2        1,075.0           1,075.0
  Long-term Debt                                             1,615.5           1,465.8        1,166.5           1,061.6
  Company-Obligated Mandatorily Redeemable
    Preferred Securities                                       300.0             245.9          300.0             268.5
  Derivatives Hedging Liabilities                               (4.3)             (4.3)          (5.9)             (5.9)

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Fixed Maturity Securities: Fair values are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. See Note 4 for the amortized cost and fair values of securities by security type and by maturity date.

Equity Securities: Fair values are based on quoted market prices.

Mortgage Loans: Fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for similar mortgage loans to borrowers with similar credit ratings and maturities. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

UnumProvident Corporation and Subsidiaries


Note 3--Fair Values of Financial Instruments - Continued

Policy Loans: At December 31, 2000, the carrying amounts approximate fair value. At December 31, 1999, fair values were estimated using discounted cash flow analyses based on interest rates current at that time.

Short-term Investments, Cash and Bank Deposits, and Deposit Assets: Carrying amounts approximate fair value.

Policyholders' Funds: The carrying amount for deferred annuity products approximate fair value. Other policyholders' funds include guaranteed investment contacts (GICs) and supplementary contracts without life contingencies. Fair values for GICs are estimated using discounted cash flow calculations, based on current market interest rates available for similar contracts with maturities consistent with those remaining for the contracts being valued. The carrying amount for supplementary contracts without life contingencies approximates fair value.

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

Short-term Debt: The carrying amounts approximate fair value.

Long-term Debt and Company-Obligated Mandatorily Redeemable Preferred
Securities: Fair values were obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Derivatives: Fair values are based on market quotes or pricing models and represent the net amount of cash the Company would have received or paid if the contracts had been settled or closed on December 31.

UnumProvident Corporation and Subsidiaries


Note 4--Investments

Securities

The amortized cost and fair values of securities by security type are as follows:

                                                                               December 31, 2000
                                                                            (in millions of dollars)
                                                           -----------------------------------------------------------
                                                                               Gross          Gross
                                                             Amortized      Unrealized     Unrealized       Fair
                                                                Cost           Gains         Losses         Value
                                                           -----------------------------------------------------------
Available-for-Sale Securities
  United States Government and
    Government Agencies and Authorities                       $    76.9       $   14.9          $    -     $    91.8
  States, Municipalities, and Political Subdivisions              155.0            3.5             0.2         158.3
  Foreign Governments                                             752.1          131.7             0.8         883.0
  Public Utilities                                              3,138.1          141.4            47.3       3,232.2
  Mortgage-backed Securities                                    3,159.8          162.9             5.9       3,316.8
  All Other Corporate Bonds                                    14,536.4          772.1           844.0      14,464.5
  Redeemable Preferred Stocks                                     112.9            2.4            19.6          95.7
                                                              ---------       --------          ------     ---------
    Total Fixed Maturity Securities                            21,931.2        1,228.9           917.8      22,242.3
  Equity Securities                                                23.2            4.0             2.7          24.5
                                                              ---------       --------          ------     ---------
                                                              $21,954.4       $1,232.9          $920.5     $22,266.8
                                                              =========       ========          ======     =========

Held-to-Maturity Securities
  United States Government and
    Government Agencies and Authorities                       $     6.9       $    1.6          $    -     $     8.5
  States, Municipalities, and Political Subdivisions                1.5            0.1               -           1.6
  Mortgage-backed Securities                                      320.7           20.6               -         341.3
  All Other Corporate Bonds                                        17.5            0.9               -          18.4
                                                              ---------       --------          ------     ----------
                                                              $   346.6       $   23.2          $    -     $   369.8
                                                              =========       ========          ======     =========

UnumProvident Corporation and Subsidiaries


Note 4--Investments - Continued

                                                                               December 31, 1999
                                                                            (in millions of dollars)
                                                           -----------------------------------------------------------
                                                                               Gross          Gross
                                                             Amortized      Unrealized     Unrealized       Fair
                                                                Cost           Gains         Losses         Value
                                                           -----------------------------------------------------------
Available-for-Sale Securities
  United States Government and
    Government Agencies and Authorities                       $    73.8       $    2.8          $  1.0     $    75.6
  States, Municipalities, and Political Subdivisions              418.0            4.6             5.3         417.3
  Foreign Governments                                             833.6           95.7             1.0         928.3
  Public Utilities                                              3,593.0          107.2            80.8       3,619.4
  Mortgage-backed Securities                                    2,831.4           30.3            97.0       2,764.7
  All Other Corporate Bonds                                    14,265.3          411.2           607.6      14,068.9
  Redeemable Preferred Stocks                                     127.3           47.8            16.1         159.0
                                                              ---------       --------          ------     ---------
    Total  Fixed Maturity Securities                           22,142.4          699.6           808.8      22,033.2
  Equity Securities                                                15.9           23.4             0.9          38.4
                                                              ---------       --------          ------     ---------
                                                              $22,158.3       $  723.0          $809.7     $22,071.6
                                                              =========       ========          ======     =========

Held-to-Maturity Securities
  United States Government and
    Government Agencies and Authorities                       $     7.2       $    0.6          $    -     $     7.8
  States, Municipalities, and Political Subdivisions                2.1            0.1               -           2.2
  Mortgage-backed Securities                                      298.0            2.7             7.5         293.2
  All Other Corporate Bonds                                        16.2              -             0.6          15.6
                                                              ---------       --------          ------     ---------
                                                              $   323.5       $    3.4          $  8.1     $   318.8
                                                              =========       ========          ======     =========

UnumProvident Corporation and Subsidiaries


Note 4--Investments - Continued

The amortized cost and fair values of fixed maturity securities by maturity date are shown below. The maturity dates have not been adjusted for possible calls or prepayments.

                                                                                                December 31, 2000
                                                                                            (in millions of dollars)
                                                                                      --------------------------------------
                                                                                           Amortized             Fair
                                                                                              Cost              Value
                                                                                      --------------------------------------
Available-for-Sale Securities
  1 year or less                                                                         $     265.3        $     332.2
  Over 1 year through 5 years                                                                2,222.3            2,305.5
  Over 5 years through 10 years                                                              4,914.6            4,797.5
  Over 10 years                                                                             11,369.2           11,490.3
                                                                                         -----------        -----------
                                                                                            18,771.4           18,925.5
  Mortgage-backed Securities                                                                 3,159.8            3,316.8
                                                                                         -----------        -----------
                                                                                         $  21,931.2        $  22,242.3
                                                                                         ===========        ===========
Held-to-Maturity Securities
  1 year or less                                                                         $       0.5        $       0.5
  Over 1 year through 5 years                                                                    0.2                0.2
  Over 10 years                                                                                 25.2               27.8
                                                                                         -----------        -----------
                                                                                                25.9               28.5
  Mortgage-backed Securities                                                                   320.7              341.3
                                                                                         -----------        -----------
                                                                                         $     346.6        $     369.8
                                                                                         ===========        ===========

At December 31, 2000, the total investment in below-investment-grade fixed maturity securities (securities rated below Baa3 by Moody's Investors Service or an equivalent internal rating) was $1,760.8 million or 6.6 percent of invested assets. The amortized cost of these securities was $2,161.1 million.

Deposit assets in the form of marketable securities held in trust are reported in miscellaneous assets in the consolidated statements of financial condition. Unrealized gains (losses) on these securities were $23.6 million and $(25.9) million, respectively, at December 31, 2000 and 1999.

Adjustments to reserves for future policy and contract benefits that would have been necessary if the unrealized investment gains and losses related to the available-for-sale securities had been realized as of December 31, 2000 and 1999, were $36.0 million and $(123.1) million, respectively.

UnumProvident Corporation and Subsidiaries


Note 4--Investments - Continued

The components of the change in net unrealized gains on securities included in other comprehensive income (loss) are as follows:

                                                                           Year Ended December 31
                                                                 2000               1999               1998
                                                                          (in millions of dollars)
                                                           --------------------------------------------------------
Change in Net Unrealized Gains
  Before Reclassification Adjustment                              $ 384.5         $(2,159.3)            $244.6
Reclassification Adjustment for Net Realized
  Investment (Gains) Losses                                          14.6             (87.1)             (55.0)
Change in Unrealized Gains on Deposit Assets                         49.5            (237.5)              83.9
Change in the Adjustment to Reserves for
  Future Policy and Contract Benefits                              (159.1)          1,014.8              (72.6)
Change in Tax Liability                                             (96.5)            519.5              (67.2)
                                                                 --------       -----------           --------
      Change in Net Unrealized Gains                              $ 193.0        $   (949.6)            $133.7
                                                                  =======        ==========             ======

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The reported investment in mortgage loans considered to be impaired was $17.7 million and $18.1 million, respectively, at December 31, 2000 and 1999. Included in the impaired loans at December 31, 2000 were loans of $6.5 million which had a related allowance for losses of $2.4 million and loans of $11.2 million which had no related allowance for losses. Included in the impaired loans at December 31, 1999 were loans of $6.6 million which had a related allowance for losses of $2.4 million and loans of $11.5 million which had no related allowance for losses.

Investment Valuation Allowances

Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

                                                              Balance at                                    Balance
                                                              Beginning                                     at End
                                                               of Year        Additions     Deductions      Of Year
                                                                             (in millions of dollars)
                                                           -----------------------------------------------------------
Year Ended December 31, 1998
   Mortgage Loans                                               $34.9          $  2.3           $ 4.4         $32.8
   Real Estate                                                   40.7            10.5               -          51.2
                                                                -----          ------           -----         -----
     Total                                                      $75.6          $ 12.8           $ 4.4         $84.0
                                                                =====          ======           =====         =====

Year Ended December 31, 1999
   Mortgage Loans                                               $32.8          $  0.1           $   -         $32.9
   Real Estate                                                   51.2               -            13.4          37.8
                                                                -----          ------           -----         -----
     Total                                                      $84.0          $  0.1           $13.4         $70.7
                                                                =====          ======           =====         =====

Year Ended December 31, 2000
   Mortgage Loans                                               $32.9          $    -           $20.0         $12.9
   Real Estate                                                   37.8               -            12.2          25.6
                                                                -----          ------           -----         -----
     Total                                                      $70.7          $    -           $32.2         $38.5
                                                                =====          ======           =====         =====

UnumProvident Corporation and Subsidiaries


Note 4--Investments - Continued

Net Investment Income

Sources for net investment income are as follows:

                                                                                  Year Ended December 31
                                                                         2000              1999              1998
                                                                                 (in millions of dollars)
                                                                   -----------------------------------------------------
Fixed Maturity Securities                                                 $1,824.1         $1,712.7           $1,708.4
Equity Securities                                                              0.1              0.1                0.4
Mortgage Loans                                                               100.7            111.2              106.4
Real Estate                                                                   24.7             37.0               32.5
Policy Loans                                                                 120.3            222.3              206.5
Other Long-term Investments                                                   11.2              6.8                9.8
Short-term Investments                                                        27.1             56.0               59.8
                                                                          --------         --------           --------
    Gross Investment Income                                                2,108.2          2,146.1            2,123.8
Less Investment Expenses                                                      24.7             63.0               64.3
Less Investment Income on PFA Assets                                          23.1             23.4               24.1
                                                                          --------         --------           --------
    Net Investment Income                                                 $2,060.4         $2,059.7           $2,035.4
                                                                          ========         ========           ========

Realized Investment Gains and Losses

Realized investment gains (losses) are as follows:

                                                                                   Year Ended December 31
                                                                           2000             1999             1998
                                                                                  (in millions of dollars)
                                                                     ---------------------------------------------------
Fixed Maturity Securities
   Gross Gains                                                              $  93.4           $ 82.6          $  69.6
   Gross Losses                                                              (197.6)           (99.9)           (16.1)
Equity Securities                                                               9.8             25.8              4.2
Mortgage Loans, Real Estate, and Other Invested Assets                         42.9             17.1             (4.5)
Deposit Assets                                                                 25.5             61.4              1.4
Derivatives                                                                    11.4              0.1              0.4
                                                                            -------           ------          -------
                                                                            $ (14.6)          $ 87.1          $  55.0
                                                                            =======           ======          =======

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

UnumProvident Corporation and Subsidiaries

Note 5--Derivative Financial Instruments - Continued

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company's current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $73.8 million at December 31, 2000.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

                                                       Swaps
                                        ------------------------------------
                                          Receive     Receive       Receive
                                         Variable/   Fixed/Pay     Fixed/Pay
                                         Pay Fixed    Fixed        Variable    Forwards    Futures     Options     Total
                                                                     (in millions of dollars)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 1997              $   -     $ 168.3        $1,112.4     $140.0     $ 443.5    $ 409.5    $2,273.7
   Additions                                  -           -            90.0          -       356.0      207.8       653.8
   Terminations                               -           -           122.4      140.0       688.5      405.0     1,355.9
                                          -----     -------        --------     ------     -------    -------    --------
Balance at December 31, 1998                  -       168.3         1,080.0          -       111.0      212.3     1,571.6
   Additions                                8.2        12.3           406.0       82.9       325.0      459.0     1,293.4
   Terminations                               -       168.3           320.0          -       436.0      370.0     1,294.3
                                          -----     -------        --------     ------     -------    -------    --------
Balance at December 31, 1999                8.2        12.3         1,166.0       82.9           -      301.3     1,570.7
   Additions                                  -        15.8           569.0       40.0       283.3          -       908.1
   Terminations                             8.2           -           600.0      122.9       283.3      294.0     1,308.4
                                          -----     -------        --------     ------     -------    -------    --------
Balance at December 31, 2000              $   -     $  28.1        $1,135.0     $    -     $     -    $   7.3    $1,170.4
                                          =====     =======        ========     ======     =======    =======    ========

Additions and terminations reported above for futures and options include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists.

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2000, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

                                                      2001        2002         2003        2007       Total
                                                                    (in millions of dollars)
                                                   ------------------------------------------------------------
Receive Fixed/Pay Variable:
Notional Value                                       $620.0       $329.0      $126.0      $ 60.0     $1,135.0
Weighted Average Receive Rate                          7.51%        7.55%       7.65%      13.37%        7.85%
Weighted Average Pay Rate                              6.40%        6.40%       6.40%      12.64%        6.73%

UnumProvident Corporation and Subsidiaries

Note 5--Derivative Financial Instruments - Continued

Hedging programs for derivative activity are as follows:

Program 1

The Company has executed a series of cash flow hedges in the group disability, individual disability, and group single premium annuities portfolios using interest rate swaps, forwards, futures, and options. The purpose of these hedges is to lock in the reinvestment rates on future cash flows and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company uses futures contracts to partially offset hedges on fixed maturity securities purchased prior to the termination date of interest rate swaps and forwards. The Company also uses futures contracts to replace terminated forwards and interest rate swaps in order to maintain hedges until the fixed maturity securities are purchased. The notional amount outstanding for these cash flow hedges was $1,075.0 million, $1,482.9 million, and $1,285.0 million at December 31, 2000, 1999, and 1998, respectively. The deferred gain on these contracts was $82.3 million, $94.0 million, and $63.7 million, at December 31, 2000, 1999, and 1998, respectively.

In 2000, 1999, and 1998, the Company amortized into net investment income $3.5 million, $3.1 million, and $1.9 million, respectively, of the deferred gains from this program. Realized investment gains from this program during 2000 were $6.3 million. Realized investment gains and losses from this program during 1999 and 1998 were immaterial.

At December 31, 2000 and 1999, the Company had an unrealized gain of $123.1 million and $0.3 million, respectively, on the open interest rate swaps, forwards, and futures. These derivatives are scheduled to be terminated in the years 2000 through 2003 as assets are purchased with the future anticipated cash flows.

Future contracts to hedge anticipated cash flows have also been utilized for other product portfolios. At December 31, 2000, the Company had no open contracts for other product portfolios.

Program 2

In 1998 and 1997, the Company sold indexed annuity products whereby a portion of the crediting rate on the annuity was based on the performance of the S&P 500 stock index. In order to hedge this fluctuating credit rate, the Company purchased options with the S&P 500 stock index as the underlying item. These options will be settled with a net cash payment to the Company at the expiration date if the S&P 500 index moves above the option contract's strike price; otherwise, no cash payment will take place at expiration. At December 31, 2000 and 1999, the outstanding notional amount of these options was $7.3 million for both years, and the fair values and carrying amounts were $4.3 million and $5.9 million, respectively.

Program 3

In 1999, the Company entered into a foreign currency interest rate swap to hedge its currency risk in Japan. The notional amount of this swap was $8.2 million and terminated as scheduled in 2000. Additionally, the Company entered into several foreign currency interest rate swaps to hedge the currency risk of certain foreign currency denominated fixed income securities purchased in 1999 and 2000. The notional amount outstanding for these currency hedges was $28.1 million and $12.3 million, at December 31, 2000 and 1999, respectively. The derivatives are scheduled for termination in the years 2006 through 2010. The unrealized gain on these swaps at December 31, 2000 and 1999 was $4.1 million and $0.2 million, respectively.

UnumProvident Corporation and Subsidiaries

Note 5--Derivative Financial Instruments - Continued

Program 3 - Continued

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

Program 4

In 1999, the Company entered into an interest rate swap to convert a variable rate security into a fixed rate security. The notional amount for this interest rate swap is $60.0 million and is scheduled for termination in 2007. Income from settlements of payment streams on this interest rate swap agreement was $0.2 million and $0.8 million for 2000 and 1999, respectively. At December 31, 2000 and 1999, the Company had an unrealized gain of $4.7 million and an unrealized loss of $2.9 million, respectively, on this swap.

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

At December 31, 2000, the Company had no open contracts under this program.

Program 6

The Company routinely uses forwards and futures to protect margins by reducing the risk of changes in interest rates between the time of asset purchase and the associated sale of an asset or sale of new business.

Gains or losses on termination of these forwards and futures are deferred and reported as an adjustment of the carrying amount of the hedged asset or liability and amortized into earnings over the lives of the hedged items. The net deferred gain associated with this activity was $25.4 million and $26.7 million at December 31, 2000 and 1999, respectively.

The deferred gain amortized into earnings was $1.3 million for each of the years ended December 31, 2000, 1999, and 1998.

At December 31, 2000, the Company had no open contracts under this program.

UnumProvident Corporation and Subsidiaries

Note 6--Value of Business Acquired

A reconciliation of value of business acquired is as follows:

                                                                              2000              1999            1998
                                                                                    (in millions of dollars)
                                                                        ------------------------------------------------
Balance at January 1                                                          $534.1         $570.5          $699.0
   Acquisition of Business                                                     138.4              -             5.0
   Disposition of Business                                                     (31.2)             -           (90.6)
   Interest Accrued                                                             43.8           40.4            43.2
   Amortization                                                                (88.8)         (78.7)          (81.8)
   Change in Foreign Currency Translation Adjustment                            (4.7)           1.9            (4.3)
                                                                              ------         ------          ------
Balance at December 31                                                        $591.6         $534.1          $570.5
                                                                              ======         ======          ======

The estimated net amortization of value of business acquired for each of the next five years is $45.6 million in 2001, $44.2 million in 2002, $42.8 million in 2003, $41.2 million in 2004, and $39.8 million in 2005. Acquisition and disposition activity relates to certain reinsurance transactions. See Note 13.

Note 7--Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

                                                                       2000               1999               1998
                                                                                (in millions of dollars)
                                                                ----------------------------------------------------------
Balance at January 1                                                 $15,344.5          $13,159.1          $11,979.3
  Less Reinsurance Recoverables                                        2,087.9            1,614.8            1,494.3
                                                                     ---------          ---------          ---------

Net Balance at January 1                                              13,256.6           11,544.3           10,485.0

Acquisition of Business - Note 13                                        602.5                  -                  -

Incurred Related to:
  Current Year                                                         4,565.0            4,853.8            4,220.9
  Prior Years
    Interest                                                             872.1              705.4              646.6
    Incurred                                                              19.6              757.5               40.8
                                                                     ---------          ---------          ---------

Total Incurred                                                         5,456.7            6,316.7            4,908.3
                                                                     ---------          ---------          ---------

Paid Related to:
  Current Year                                                         1,496.1            1,538.2            1,266.7
  Prior Years                                                          3,087.5            3,066.2            2,582.3
                                                                     ---------          ---------          ---------

Total Paid                                                             4,583.6            4,604.4            3,849.0
                                                                     ---------          ---------          ---------

Net Balance at December 31                                            14,732.2           13,256.6           11,544.3
  Plus Reinsurance Recoverables                                        3,964.6            2,087.9            1,614.8
                                                                     ---------          ---------          ---------

Balance at December 31                                               $18,696.8          $15,344.5          $13,159.1
                                                                     =========          =========          =========

UnumProvident Corporation and Subsidiaries

Note 7--Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

The majority of the net balances are related to disabled lives claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at the average reserve discount rate used by the Company during 2000, 1999, and 1998. During 1999, unpaid claims incurred for prior years increased primarily due to changes in reserves as disclosed in Notes 2 and 13.

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

During the fourth quarter of 1998, the Company recorded a $153.0 million increase in the reserve for individual and group disability claims incurred as of December 31, 1998. Incurred claims include claims known as of that date and an estimate of those claims that have been incurred but not yet reported. Claims that have been incurred but not yet reported are considered liabilities of the Company. These claims were expected to be reported during 1999 and were expected to be affected by the claims operations integration activities. The $153.0 million claim reserve increase represented the estimated value of cash payments to be made to these claimants over the life of the claims as a result of the claims operations integration activities.

Management believed the reserve adjustment was required based upon the integration plans it had in place and to which it had committed and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process. Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The merger had a near-term adverse impact on the efficiency and effectiveness of the Company's claims management function resulting in some delay in claim resolutions and additional claim payments to policyholders. Claims personnel were distracted from normal claims management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training reduced resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to the Company because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

Immediately following the announcement of the merger and continuing into December of 1998, senior management of the Company worked to develop the strategic direction of the Company's claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. Knowing that those involved in the claims operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998. Prior to the merger, during the first six months of 1999 approximately 90 claims managers and benefit specialists spent nearly 40 percent of their time developing the detailed integration plans. Effective with the merger, virtually all claims personnel were involved in the process of implementing the new work processes and required training. Implementation and related systems conversions continued into the second quarter of 2000. However, due to actions taken by management to mitigate effects on resolution rates, the effect on new claim resolution rates was not material after the end of 1999.

UnumProvident Corporation and Subsidiaries

Note 7--Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Actions by management to mitigate the effect on resolution rates included aggressive hiring of new claims staff, restrictions on early retirement elections, selective use of personnel for integration planning, and significant communications with staff members.

The reserving process begins with the assumptions indicated by past experience and is modified for current trends and other known factors. The Company anticipated the merger-related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity, including the hiring of additional claims staff and the restriction of early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs were expensed in the period incurred and were not material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claims managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of original assumptions (i.e., before adjusting for the effect of the claims operations integration activities), were 90 percent for the first and second quarters of 1999, 84 percent for the third quarter, and 89 percent for the fourth quarter of 1999. The revised claim resolution rates for the third quarter and fourth quarter were lower than the first and second quarters because all claims personnel were expected to be involved in the implementation and training efforts. The effect of integration activities on new claim resolution rates was not material after December 31, 1999.

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

These studies, which were not available for the Paul Revere business at the time of the acquisition, allowed management to gain a greater understanding of the impact of the claims integration activities on the claim resolution rates of the Paul Revere business. These studies showed that the Paul Revere business experienced a decline in its claim resolution rates from a base in 1995 of 100 percent to 90.4 percent in 1996 and 80.3 percent in 1997. Changes in morbidity and other factors were considered and reviewed to determine that a primary cause of the reduced claim resolution rates was the disruption caused by the change in the claims management process. Although the circumstances of the merger were very different from the Paul Revere acquisition, the claims integration activities were similar, and the Paul Revere experience was relevant. The primary circumstances that created claims disruption for Paul Revere were the initial lack of clarity of the organization, process, and structure, the need to plan for a significant transition to new claims processes, and the training and implementation related to those changes. All of those elements impacted the Company as a result of the merger. One primary difference was that the duration of the potential disruption in the merger was not expected to be as long as was the case with the Paul Revere acquisition. The Company's revised claim resolution rates assumed for the first two quarters of 1999 were compared to the Paul Revere experience in 1996, the period preceding the acquisition. It was determined that the revised assumptions appeared to be reasonable. During the third and fourth quarters of 1999, the claims integration plans provided for increased activity due to training and implementation of new processes. The Company's revised claim resolution rates for the third and fourth quarters of 1999 were compared to the Paul Revere experience in 1997 during the implementation and training phase of the Paul Revere claims organization when claims resolution rates declined to 80.3 percent of prior levels. Management judged that it was reasonable to assume that the impact to the Company would be less than it was to Paul Revere since some of the Company's claims management practices would not change. The historical experience of Paul Revere provided a statistical reference for the expected experience for the Company when adjusted for the projected effects of the claims integration plans.

UnumProvident Corporation and Subsidiaries

Note 7--Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

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

Claim reserves at December 31, 1998 included $153.0 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This 1998 reserve increase was reflected as a $142.6 million increase in benefits and reserves for future benefits and a $10.4 million reduction in other income. Quarterly information concerning the estimated and actual impact of the claims operations integration activities is shown below. The $7.5 million favorable variance from assumptions for the year was reflected in 1999 earnings.

                                                                                 1999
                                                      --------------------------------------------------------
                                                             1/st/          2/nd/       3/rd/           4/th/
                                                                      (in millions of dollars)
                                                      --------------------------------------------------------
Revised Claim Resolution Rates
  at December 31, 1998                                        90%           90%           84%           89%
Actual Claim Resolution Rates for the Period                  89%           90%           84%           90%
Estimated Effect of  Lower Claim Resolution
  Rates at December 31, 1998                             $  36.2        $ 36.2        $ 47.6        $ 33.0
Actual Effect of Lower Claim Resolution
  Rates for the Period                                   $  39.2        $ 36.2        $ 43.0        $ 27.1
Liability Remaining for Claims Operation
  Integration Activities at End of Period                $ 116.8        $ 80.6        $ 33.0         $   -

Note 8--Federal Income Taxes

A reconciliation of the income tax (benefit) attributable to continuing operations computed at U.S. federal statutory tax rates to the income tax expense (credit) as included in the consolidated statements of operations follows:

                                                                     Year Ended December 31
                                             2000           %           1999           %           1998           %
                                                                    (in millions of dollars)
                                         --------------------------------------------------------------------------------
Statutory Income Tax (Credit)               $303.0         35.0%       $(57.9)         35.0%       $322.1        35.0%
Tax-exempt Investment Income                 (13.5)        (1.6)        (22.0)         13.3         (28.9)       (3.1)
Income Tax Settlements                           -            -         (14.2)          8.6              -          -
Business Restructuring Charges                   -            -          17.2         (10.4)             -          -
Tax Basis in Foreign Subsidiary              (44.5)        (5.1)             -            -              -          -
Change in Valuation Allowance                 42.5          4.9          65.7         (39.7)          1.2         0.1
Goodwill                                       6.9          0.8          25.9         (15.7)         14.9         1.6
Other Items, Net                               7.0          0.8           2.7          (1.6)         (6.5)       (0.7)
                                            ------        -----        ------         -----        ------       -----
Effective Tax                               $301.4         34.8%       $ 17.4         (10.5)%      $302.8        32.9%
                                            ======        =====        ======         =====        ======       =====

UnumProvident Corporation and Subsidiaries

Note 8--Federal Income Taxes - Continued

Deferred income tax liabilities consist of the following:

                                                                                              December 31
                                                                                        2000                1999
                                                                                        (in millions of dollars)
                                                                                -----------------------------------------
Deferred Tax Liability
  Deferred Policy Acquisition Costs                                                     $527.1               $433.4
  Net Unrealized Gains on Securities                                                     105.1                  0.9
  Value of Business Acquired                                                             210.2                184.6
  Policy Reserve Adjustments                                                              49.7                  4.3
  Property and Equipment                                                                  18.5                 22.0
  Other Employee Benefits                                                                 19.8                    -
  Other                                                                                   24.5                 20.9
                                                                                        ------               ------
  Gross Deferred Tax Liability                                                           954.9                666.1
                                                                                        ------               ------

Deferred Tax Asset
  Net Operating Losses                                                                   226.4                255.0
  Reinsurance Gains                                                                      131.9                    -
  Alternative Minimum Tax Credits                                                         11.7                 28.2
  Accrued Liabilities                                                                     24.7                 30.6
  Tax Basis in Foreign Subsidiary                                                         44.5                    -
  Realized Investment Gains and Losses                                                    88.2                 34.0
  Postretirement Benefits                                                                 68.2                 59.9
  Other Employee Benefits                                                                    -                 72.8
  Foreign Currency Translation                                                            22.8                 15.0
  Other                                                                                   21.2                  6.2
                                                                                        ------               ------
  Gross Deferred Tax Asset                                                               639.6                501.7
  Less Valuation Allowance                                                               115.5                 73.9
                                                                                        ------               ------
  Net Deferred Tax Asset                                                                 524.1                427.8
                                                                                        ------               ------

Net Deferred Tax Liability                                                              $430.8               $238.3
                                                                                        ======               ======

Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders' surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders' surplus account. Further, any future distributions from the account would become subject to federal income taxes at the general corporate federal income tax rate then in effect. The amount of the policyholders' surplus account at December 31, 2000, is approximately $233.4 million. Future distributions from the policyholders' surplus account are deemed to occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders' surplus account were deemed distributed in 2001, this would result in a tax of approximately $81.7 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

UnumProvident Corporation and Subsidiaries

Note 8--Federal Income Taxes - Continued

The Company's consolidated statements of operations include the following amounts of income (loss) subject to foreign taxation and the related foreign income tax expense (credit):

                                                                                  Year Ended December 31
                                                                        2000              1999                1998
                                                                                (in millions of dollars)
                                                                  ------------------------------------------------------
Income (Loss) Before Tax Subject to Foreign Taxation                   $ 109.5          $(213.5)            $  76.5
                                                                       =======          =======             =======
Foreign Income Tax Expense (Credit):
   Current                                                             $  54.3          $  38.0             $  26.8
   Deferred                                                              (23.6)           (40.9)                0.3
                                                                       -------          -------             -------
     Total                                                             $  30.7          $  (2.9)            $  27.1
                                                                       =======          =======             =======

For most of the Company's subsidiaries, tax years through 1995 are closed to further assessment by the Internal Revenue Service (IRS). During 2000, the IRS continued its examination of subsequent years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the financial position, liquidity, or results of operations of the Company.

During 1999, the Company reached a settlement with the IRS relating to its federal income tax liability for the 1986 through 1992 tax years. Results for the year ended December 31, 1999 increased $36.8 million due to settlements of these prior year tax issues.

The Company's subsidiaries had net operating loss carryforwards of approximately $641.7 million, alternative minimum tax credit carryforwards of approximately $11.7 million, and capital loss carryforwards of $1.9 million as of December 31, 2000. The majority of the net operating loss carryforwards will begin to expire, if not utilized, in 2015; the alternative minimum tax credits do not expire; the capital loss carryforwards begin expiring in 2005.

Federal income taxes paid during 2000, 1999, and 1998 were $165.6 million, $77.8 million, and $104.8 million, respectively.

UnumProvident Corporation and Subsidiaries


Note 9--Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

Debt

Short-term debt consists of the following at December 31 (in millions):


                                                          2000                        1999
                                                   ------------------------------------------------
                                                               Weighted                    Weighted
                                                               Average                      Average
                                                               Interest                    Interest
                                                   Balance       Rate         Balance        Rate
                                                   ------------------------------------------------
Commercial Paper                                   $     -           -%       $  597.8          6.3%
Current Portion of Medium-term Notes Payable             -           -           260.0          6.6
Private Placements                                   400.0         7.2           200.0          7.0
Other Short-term Debt                                  2.2         4.8            17.2          2.9
                                                   -------                    --------
   Total                                           $ 402.2                    $1,075.0
                                                   =======                    ========


In April 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes are due in April 2001 and were used to refinance other short-term debt and had a weighted average interest rate of
7.33 percent during 2000.

Long-term debt consists of the following:

                                                                                              December 31
                                                                                        2000                1999
                                                                                       (in millions of dollars)
                                                                                    ------------------------------
Commercial Paper, average interest rate of 7.743%                                   $   449.0          $      -
Notes @ 6.75% due 2028, callable at or above par                                        250.0             250.0
Notes @ 7.25% due 2028, callable at or above par                                        200.0             200.0
Notes @ 7.0% due 2018, non-callable                                                     200.0             200.0
Notes @ 6.375% due 2005, non-callable                                                   200.0             200.0
Monthly Income Debt Securities @ 8.8% due 2025, callable in 2000 at par                 172.5             172.5
Medium-term Notes @ 5.9% to 7.5% due 2002 to 2028, non-callable                         144.0             144.0
                                                                                    ---------          --------
   Total                                                                            $ 1,615.5          $1,166.5
                                                                                    =========          ========

In October 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin or an alternate base rate. At December 31, 2000, approximately $551.0 million was available for additional financing under the Company's revolving credit facilities.

In August 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. The shelf registration became effective in September 2000, but as of December 31, 2000, no securities had been issued.

UnumProvident Corporation and Subsidiaries


Note 9--Debt and Company-Obligated Mandatorily Redeemable Preferred Securities - Continued

Commercial paper debt is due within one year, but has been classified as long-term at December 31, 2000 because the Company has the ability through the new senior revolving credit facilities to convert this obligation into longer-term debt. The Company intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper debt with long-term debt issued under the currently effective shelf registration statement.

Of the $1,615.5 million of long-term debt at December 31, 2000, $449.0 million will mature in 2001, $35.0 million will mature in 2002, $20.0 million will mature in 2003, and $1,111.5 million will mature in 2005 and thereafter.

Interest paid on short-term and long-term debt during 2000, 1999, and 1998 was $156.9 million, $115.2 million, and $100.5 million, respectively.

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

Interest costs related to these securities are reported in the consolidated statements of operations as a component of interest and debt expense. Interest paid on these securities during 2000, 1999, and 1998 was $22.2 million, $22.2 million, and $11.1 million, respectively.

UnumProvident Corporation and Subsidiaries


Note 10--Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement plans for its employees, including non-qualified pension plans. The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.


                                                                       Pension Benefits           Postretirement Benefits
                                                                -----------------------------------------------------------
                                                                     2000            1999           2000         1999
                                                                                 (in millions of dollars)
                                                                -----------------------------------------------------------
Change in Benefit Obligation
Balance at January 1                                              $   651.5       $  648.8        $ 165.5      $  152.1
   Service Cost                                                        12.0           22.7            4.9           5.7
   Interest Cost                                                       45.4           46.2           13.2          11.4
   Plan Amendments                                                    (12.4)             -           16.0         (13.2)
   Actuarial (Gain) Loss                                               (6.3)        (117.3)           4.1          (6.2)
   Early Retirement - Note 2                                              -           95.2              -          30.7
   Benefits Paid                                                      (36.4)         (44.1)         (11.9)        (15.0)
   Settlement                                                        (343.1)             -              -             -
                                                                  ---------       --------        -------      --------
Balance at December 31                                                310.7          651.5          191.8         165.5
                                                                  ---------       --------        -------      --------

Change in Fair Value of Plan Assets

Balance at January 1                                                  927.3          809.4           11.2          10.0
   Actual Return on Plan Assets                                       (33.1)         159.8              -           1.7
   Contributions                                                        6.8            2.2           11.6          14.5
   Benefits Paid                                                      (36.4)         (44.1)         (11.9)        (15.0)
   Settlement                                                        (343.1)              -             -             -
                                                                  ---------       ---------       -------      --------
Balance at December 31                                                521.5          927.3           10.9          11.2
                                                                  ---------       --------        -------      --------

Funded (Underfunded) Status of the Plans at December 31               210.8          275.8         (180.9)       (154.3)
Unrecognized Net Actuarial (Gain) Loss                                (99.4)        (346.7)           0.8          (7.0)
Unrecognized Prior Service Cost                                       (25.2)         (14.7)          (8.0)        (26.0)
Unrecognized Net Transition Obligation                                  0.9            1.3               -            -
                                                                  ---------       --------        --------     --------
Prepaid (Accrued) Benefit Cost                                    $    87.1       $  (84.3)       $(188.1)     $ (187.3)
                                                                  =========       ========        =======      ========

During the fourth quarter of 2000, the Company, through its defined benefit pension plan, purchased a single premium annuity to fund the Company's retirement benefit obligation for approximately 3,000 retirees. This transaction resulted in a gain of $116.1 million before tax, or $75.5 million after tax.

UnumProvident Corporation and Subsidiaries


Note 10--Pensions and Other Postretirement Benefits - Continued

At December 31, 2000, the plan assets include 448,784 shares of the Company's common stock with a fair value of $12.1 million. The amount of dividends paid during 2000 was not material.

The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:


                                                Pension Benefits          Postretirement Benefits
                                              -------------------------------------------------------
                                                2000         1999          2000            1999
                                              -------------------------------------------------------
 Discount Rate                                 7.60%        7.75%          7.60%           7.75%
 Expected Return on Plan Assets                9.00%   8.50 to 10.00%      6.00%           8.50%
 Rate of Compensation Increase                 4.50%        4.00%           -                 -


For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2001 was 7.5 percent. The rate range was assumed to change gradually to a rate of 5.5 percent for 2004 and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2000 and 1999 would have an insignificant impact on the net periodic postretirement benefit cost and postretirement benefit obligation.

The following table provides the components of the net periodic benefit cost (credit) and early retirement cost for the plans described above.



                                                Pension Benefits                  Postretirement Benefits
                                       -----------------------------------------------------------------------
                                         2000        1999         1998        2000         1999        1998
                                                             (in millions of dollars)
                                       -----------------------------------------------------------------------
Service Cost                           $  12.0      $  22.7     $  25.9      $   4.9      $   5.7      $  5.5
Interest Cost                             45.4         46.2        40.5         13.2         11.4         9.5
Expected Return on Plan Assets           (82.6)       (79.9)      (62.8)        (0.7)        (0.9)       (0.8)
Net Amortization and Deferral            (23.3)       (12.5)       (8.5)        (1.9)         2.4        (4.0)
Early Retirement - Note 2                    -         95.2           -            -         30.7           -
Settlement                              (116.1)           -           -            -            -           -
                                       -------      -------     -------      -------      -------      ------
                                       $(164.6)     $  71.7     $  (4.9)     $  15.5      $  49.3      $ 10.2
                                       =======      =======     =======      =======      =======      ======

UnumProvident Corporation and Subsidiaries

Note 11--Stockholders' Equity and Earnings Per Share

Preferred Stock

In accordance with the restated certificate of incorporation, the Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred shares have been issued to date.

During February 1998, the Company redeemed its 8.10% cumulative preferred stock outstanding of $156.2 million.

Earnings Per Common Share

The computations of earnings per common share and earnings per common share assuming dilution are as follows:


                                                                                  Year Ended December 31
                                                                        2000               1999               1998
                                                                             (in millions, except share data)
                                                                    ------------------------------------------------
Numerator

   Net Income (Loss)                                                $    564.2         $    (182.9)       $    617.4
   Preferred Stock Dividends                                                 -                   -               1.9
                                                                    ----------         -----------        ----------
   Available to Common Stockholders                                 $    564.2         $    (182.9)       $    615.5
                                                                    ==========         ===========        ==========

Denominator (000s)
   Weighted Average Common Shares - Basic                            240,880.4           239,080.6         236,975.2
   Dilution for Assumed Exercise of Stock Options                      1,180.6                   -           5,373.7
                                                                     ---------         -----------        ----------
   Weighted Average Common Shares - Assuming Dilution                242,061.0           239,080.6         242,348.9
                                                                     =========         ===========        ==========

Net Income (Loss) Per Common Share

   Basic                                                            $     2.34         $     (0.77)       $     2.60
   Assuming Dilution                                                $     2.33         $     (0.77)       $     2.54

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported or if options are out of the money. Approximately 10.7 million, 3.7 million, and 2.4 million options for the years ended December 31, 2000, 1999 and 1998, respectively, were not considered dilutive due to the options being out of the money. In-the-money options to purchase approximately 3.1 million common shares for the year ended December 31, 1999, were not considered dilutive due to net losses being reported for the period.

UnumProvident Corporation and Subsidiaries

Note 12--Incentive Compensation and Stock Purchase Plans

Annual Incentive Compensation

The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of certain goals. Compensation cost recognized in the consolidated statements of operations for annual incentive plans is $28.8 million, $6.6 million, and $38.1 million for 2000, 1999, and 1998, respectively.

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

Summaries of the Company's stock options issued under the various plans are as follows:


                                             2000                            1999                            1998
                                   --------------------------      --------------------------      -------------------------
                                            Weighted Average                Weighted Average                Weighted Average
                                    Shares   Exercise Price        Shares    Exercise Price        Shares    Exercise Price
                                             --------------                  --------------                  --------------
                                    (000s)                         (000s)                          (000s)
                                    ------                         ------                          ------
Outstanding at January 1            14,299        $36.04           15,023         $30.43           15,516         $26.01
   Granted                           5,299         15.71            3,795          48.15            2,406          51.68
   Exercised                          (612)        16.04           (3,460)         22.38           (2,402)         22.45
   Forfeited or Expired             (2,786)        33.66           (1,059)         44.43             (497)         34.89
                                    ------                         ------                          ------
Outstanding at December 31          16,200         30.53           14,299          36.04           15,023          30.43
                                    ======                         ======                          ======
                                                                   December 31, 2000
                            -------------------------------------------------------------------------------------------------
                                               Options Outstanding                              Options Exercisable
                            ----------------------------------------------------------  -------------------------------------
                                              Weighted Average
         Range of                Shares        Remaining Years     Weighted Average          Shares       Weighted Average
      Exercise Prices            (000s)      in Contractual Life    Exercise Price           (000s)        Exercise Price
      ---------------            ------      -------------------   ----------------          ------       ----------------
$ 10 to 19                        5,059              7.7                $14.74                1,159           $18.09
  20 to 29                        3,661              5.2                 25.42                2,840            25.41
  30 to 39                        3,404              5.5                 34.92                3,380            34.94
  40 to 49                        1,400              7.8                 45.52                  661            45.98
  50 to 59                        2,676              7.8                 53.99                2,071            53.62
                                 ------                                                      ------
  10 to 59                       16,200              6.7                 30.53               10,111            34.88
                                 ======                                                      ======

UnumProvident Corporation and Subsidiaries

Note 12--Incentive Compensation and Stock Purchase Plans - Continued

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company's employees are eligible to participate in an ESPP. Under the plan, up to 1,460,000 shares of the Company's common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 201,626; 86,497; and 75,575 shares to employees with a weighted average exercise price of $16.73, $31.71, and $39.00 in 2000, 1999, and 1998, respectively.

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

The weighted average assumptions used in estimating compensation cost for the Company during 2000 and 1999 and for the Provident plans in 1998 are as follows:

                                                                                   Year Ended December 31
                                                                             2000           1999          1998
                                                                         -------------- ------------- --------------
Volatility                                                                    24.2%          24.0%        17.9%
Risk-free Rate of Return                                                       6.6%           5.5%         5.6%
Dividend Payout Rate Per Share                                              $0.590         $0.590       $0.548
Time of Exercise
   Stock Option Plan                                                       6.0 years     5.7 years      7.0 years
   ESPP                                                                    3 months       3 months      3 months
Weighted Average Fair Value of Awards Granted During the Year
   Stock Option Plan                                                          $2.73         $14.33        $14.59
   ESPP                                                                       $5.20         $10.77        $ 9.51


Assumptions used in estimating compensation cost for Unum plans in 1998 are as follows:

Volatility                                        23.8% to 26.4%
Risk-free Rate of Return                           4.2% to  5.3%
Dividend Payout Rate                                   1.0%
Time of Exercise                                   4 to 8 years
Weighted Average Fair Value of
    Options Granted During the Year                   $12.88

UnumProvident Corporation and Subsidiaries


Note 12--Incentive Compensation and Stock Purchase Plans - Continued

Had compensation cost for these plans been determined in accordance with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:


                                                                  Year Ended December 31
                                                         2000             1999              1998
                                                       (in millions of dollars, except share data)
                                                   -----------------------------------------------------
Net Income (Loss)                                      $  556.0        $  (223.6)            $  608.5
Net Income (Loss) Per Common Share
    Basic                                                  2.31            (0.94)                 2.56
    Assuming Dilution                                      2.30            (0.94)                 2.51


Note 13--Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures; however, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 2000, relates to over 140 reinsurance relationships. Of the five major relationships which account for approximately 75 percent of the reinsurance receivable amount at December 31, 2000, all are with companies rated A or better by A.M. Best Company or are fully securitized by investment-grade fixed maturity securities held in trust.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and policyholder benefits are presented in the consolidated statements of operations net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

                                                Year Ended December 31
                                     2000           1999            1998
                                           (in millions of dollars)
                                  -----------------------------------------

Premium Income                      $665.3         $508.3          $544.5
Policyholder Benefits                820.8          695.5           575.2


Premium income assumed was $618.1 million, $576.7 million, and $489.0 million during 2000, 1999, and 1998, respectively.

UnumProvident Corporation and Subsidiaries


Note 13--Reinsurance - Continued

Effective January 1, 2000, an insurance subsidiary of the Company reinsured the inforce individual disability income block of business of the New York Life Insurance Company through a 100 percent indemnity modified coinsurance agreement. The Company paid a ceding commission of $88.0 million which is being amortized as earnings emerge from the business assumed.

During 2000 the Company entered into a 100 percent indemnity coinsurance agreement to cede the future claim payments on one of its insurance subsidiaries' long duration group long-term disability claims which were incurred prior to January 1, 1996. Total policy reserves ceded were approximately $177.9 million. The agreement was effective January 1, 2000. The gain on the transaction was immaterial.

Effective July 1, 2000, the Company entered into various reinsurance agreements with Reassure America Life Insurance Company (Reassure America), an affiliate of Swiss Re Life & Health America Inc., under which Reassure America reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Reassure America has a current A.M. Best rating of A++ (superior). In consideration of the transfer of reserves, the Company received a ceding commission of $601.0 million. Total liabilities of $3,346.8 million and policy loans of $2,040.9 million were assumed by Reassure America. The $388.2 million before-tax and $252.3 million after-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded.

Centre Life Reinsurance Limited

In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States non-cancellable individual disability active life reserves of one of the Company's insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business after six years without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re's defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re's defined risk limit reverts back to the Company. As of December 31, 2000, the attachment point had not been reached.

The following discloses the various layers in the agreement at December 31, 2000 (in millions):

              Net GAAP Reserves                               $   713.2
              Experience Layer                                    385.0
                                                             ----------
                 Attachment Point                               1,098.2
              Centre Re's Defined Risk Layer                      145.4
                                                             ----------
                 Defined Risk Limit                            $1,243.6
                                                              =========

UnumProvident Corporation and Subsidiaries


Note 13--Reinsurance - Continued

Under this agreement, the Company funds a trust account equal to the amount of the Company's exposure. This trust account provides security for amounts due by the Company prior to reaching the attachment point. The Company controls the management of the business, including premium collection and claims management, under this agreement. All premiums, less amounts for management expenses and claim payments, are transferred to the trust account on a quarterly basis. The Company also acts as the investment manager for 80 percent of the assets in the trust with Centre Re managing the remaining 20 percent.

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

Included in miscellaneous assets in the consolidated statements of financial condition at December 31, 2000, is a deposit asset for this reinsurance arrangement of approximately $410.6 million. The deposit asset is comprised of the Company's experience layer and unrealized gains or losses on the marketable securities held in the trust. Unrealized gains or losses on marketable securities held in the trust and the related effects on claim reserves are included in other comprehensive income (loss) in the equity section of the Company's consolidated statements of financial condition.

Other Reinsurance Operations

The Company's reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations.

The table below summarizes the charges recognized by the Company during 2000 and 1999 related to the reinsurance operations (in millions).

                                                                                  2000           1999
                                                                                ----------     ----------
     North American Reinsurance Operations

     Loss on Sale of A&H and LTC Reinsurance Management Operations (includes
       write-off of $6.0 million of goodwill)                                     $   -          $ 12.9
     Loss on Reinsurance of A&H and LTC Risk Participations                           -            12.7
     Provision for Losses on Retained Business                                        -            42.1
     International Reinsurance Operations
     Provision for Losses on Lloyd's of London Syndicate Participations               -           186.5
     Provision for Losses on Reinsurance Pool Participations Other than
       Lloyd's                                                                     37.4            21.9
     Goodwill Impairment Excluding Amount Recognized on Sale                          -            51.7
                                                                                --------       --------
     Total Before-Tax Charge                                                      $37.4          $327.8
                                                                                ========       ========

UnumProvident Corporation and Subsidiaries


Note 13--Reinsurance - Continued

A discussion of these charges is as follows:

    North American Reinsurance Operations

    Loss on Sale of A&H and LTC Reinsurance Management Operations

    In 1999 the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities to American United Life Insurance Company
    (AUL) and also reinsured the Company's risk participation in these facilities with AUL (see below). Certain risks related to prior operations were not assumed by AUL. The terms of the sale required the Company to continue to participate in certain of the reinsurance facilities in year 2000, thereby assuming underwriting risks. A before-tax loss of $12.9 million, including the write-off of $6.0 million of goodwill related to this portion of the operations, was recognized during 1999.

    Loss on Reinsurance of A&H and LTC Risk Participations

    The Company entered into a separate indemnity reinsurance agreement with AUL whereby AUL would assume the Company's existing risk participation in the A&H and LTC reinsurance facilities. As a result, the Company recognized a 1999 before-tax loss of $12.7 million.

    Provision for Losses on Retained Business

    The reinsurance pool business consists of more than 20 different pool facilities, the majority of which are managed by D&H and a few pools which are managed by third parties. Reserve assumptions are periodically reviewed to support the determination of the ultimate cost of settling claims for certain reinsurance pools. During the first quarter of 1999, the Company reviewed the actuarial assumptions used to set reserves for certain reinsurance facilities based on the most current information available from the reinsurance pool managers. The Company also received new information pertaining to a reinsurance pool managed by a third party that indicated a reserve increase was required. The Company relied primarily on the third party pool manager's judgement and recorded its portion of the reserve as reflected in the reinsurance pool statement from the third party pool manager. The new information received from the managed facilities and the third party facility indicated deterioration in loss experience, primarily related to a longer duration of claims and increased incidence of new claims in certain facilities. The result of these reviews was an increase to claim reserves of $39.1 million during 1999. The Company determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected trends in claims experience and expenses.

    Also included in the 1999 charge was $3.0 million to recognize the estimated cost of potential uncollectible reinsurance recoveries for two reinsurers who reinsure certain of the Company's reinsurance facilities and who, as the losses have increased, have experienced financial difficulties.

    International Reinsurance Operations

    Provision for Losses on Lloyd's of London Syndicate Participations

    The periodic method of accounting is followed for Lloyd's syndicate participation, which requires premiums to be recognized as revenue over the policy term and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. Throughout 1999, the Company received updated estimates and information about the Lloyd's market from various sources, including managing agents and underwriters of syndicates and published information from Moody's Investors Service. Consistent with overall market trends, the information and loss estimates received indicated significant deterioration in the

UnumProvident Corporation and Subsidiaries


Note 13--Reinsurance - Continued

    loss experience of open years of account. The deterioration in loss experience related primarily to significant losses in certain syndicates (space and aviation, accident and health, and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. The Company also discussed projected results of the Lloyd's market with the underwriters of the syndicates that are managed through a subsidiary of the Company. These projected results also indicated future deterioration of the open years of account. Market conditions were not expected to improve dramatically in the near term.

    Using this information and recent experience with prior revisions of estimated losses in this business, the Company performed a review of its claim reserve liabilities related to its open years of account. The review of estimates related to open years of account was performed based on a periodic review of these estimates as information was received from the Lloyd's syndicates. The review resulted in revised best estimates of the expected ultimate profit or loss for each open year of account, which were significantly below the levels estimated in 1998. The resulting charge to earnings in the amount of $185.0 million was reflected in the Company's income during 1999 for the open years of account 1996 through 1999.

    In addition to the risk participation charge, during 1999 the Company recorded a charge of $1.5 million, which represented the reduction of previously recognized profit commissions related to the Lloyd's management company operations.

    As previously stated, during the first quarter of 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations.

    Provision for Losses on Reinsurance Pool Participations Other than Lloyd's

    In connection with the development of the cost of exiting the reinsurance operations, during 1999 the Company updated its review of reserves related to non-Lloyd's reinsurance operations as well as future costs associated with managing the run-off of the retained reinsurance pools liabilities. Based upon this review, the Company increased reserves related to its participation in certain managed and non-managed reinsurance facilities by $21.9 million in 1999.

    During 2000, the Company recognized $37.4 million of additional charges related to the run-off of the Company's London accident reinsurance pool participation. During 1999, the Company recorded charges resulting from its decision to exit these pools, but at that time there was insufficient information to fully evaluate all of the exposures. Working with the pool managers in London, the Company revised its estimates to reflect current and expected trends in claims experience and expenses. The 2000 charge included an increase of $21.9 million in claim reserves for certain of the reinsurance pools and $15.5 million related to uncollectible receivables and loss provisions.

    Goodwill Impairment

    When an event or change in circumstance occurs that indicates the recoverability of an asset should be assessed for impairment, a recoverability test is performed to determine if impairment has occurred. Following the poor results of the reinsurance operations in the first quarter of 1999, the Company updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held-for-use model that compares the undiscounted cash flows of these operations to determine whether those cash flows can recover the unamortized goodwill. After factoring in the first quarter 1999 results and the revised forecasts current at that time, future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. Goodwill recoverability testing of these operations performed prior to March 31, 1999 had indicated that the goodwill was not impaired.

UnumProvident Corporation and Subsidiaries


Note 13--Reinsurance - Continued

    As a result of the impairment, the Company calculated the estimated fair value of these operations. In estimating the fair value, two valuation techniques were utilized, a discount free cash flow model and a multiple of earnings model. The Company believed that these valuation techniques were appropriate for this type of business as these techniques were what the Company would use in evaluating a potential acquisition of this type of business. The results of the two valuation techniques created a range of fair values from $47.0 million to $64.0 million. The Company evaluated the range of values produced by the valuation techniques and using internal management judgement of the potential liquidation value, the Company determined its best estimate of fair value of its investment to be the midpoint of the range. The estimated fair value was compared to the book value for the investment, resulting in a write-down of goodwill in the amount of $27.0 million in the first quarter of 1999.

    In the second quarter of 1999, the Company stated its intent to sell its reinsurance management operations, assuming the transaction would achieve the Company's financial objectives. The Company estimated the fair value of the management operations using the held-for-sale model, which compares the carrying value of the asset with the fair value less costs to sell. This resulted in an additional write-down of goodwill in the amount of $2.0 million.

    Following the write-downs of $27.0 million and $2.0 million, the Company's remaining unamortized goodwill related to its reinsurance operations was $53.7 million. Of the $31.0 million unamortized balance attributable to the A&H and LTC business being sold, $6.0 million was determined to be unrecoverable and was written off and included in the $12.9 million loss on the sale reported above. The balance of $25.0 million was recovered through the sales proceeds when the sale closed. The remaining unamortized balance of $22.7 million was determined to be unrecoverable based on revised earnings forecasts for the reinsurance operations and was written off during the third quarter of 1999. The total write-down of goodwill was $51.7 million during 1999, exclusive of the $6.0 million included in the loss on the sale.

    Retained Risks

    The Company has provided its best estimate of the cost of known losses. Under this exit strategy, the Company retained certain risks, including the exposure associated with disputes arising from reinsurance pools disclosed in Note 15.

UnumProvident Corporation and Subsidiaries


Note 14--Segment Information

Selected data by segment is as follows:

                                                                                       Year Ended December 31
                                                                                 2000           1999           1998
                                                                                     (in millions of dollars)
                                                                           --------------------------------------------
Premium Income
   Employee Benefits                                                        $  4,042.5      $  3,900.2    $   3,364.4
   Individual                                                                  1,777.2         1,645.5        1,589.9
   Voluntary Benefits                                                            739.6           691.6          666.7
   Other                                                                         497.7           605.9          508.0
                                                                            ----------      ----------    -----------
                                                                               7,057.0         6,843.2        6,129.0
Net Investment Income and Other Income
   Employee Benefits                                                             853.1           745.1          661.0
   Individual                                                                    962.3           831.9          779.1
   Voluntary Benefits                                                            119.7           112.9          103.7
   Other                                                                         406.7           641.7          759.8
   Corporate                                                                      48.1            67.7           31.7
                                                                            ----------      ----------    -----------
                                                                               2,389.9         2,399.3        2,335.3
Total Revenue (Excluding Net Realized Investment Gains and Losses)
   Employee Benefits                                                           4,895.6         4,645.3        4,025.4
   Individual                                                                  2,739.5         2,477.4        2,369.0
   Voluntary Benefits                                                            859.3           804.5          770.4
   Other                                                                         904.4         1,247.6        1,267.8
   Corporate                                                                      48.1            67.7           31.7
                                                                            ----------      ----------    -----------
                                                                               9,446.9         9,242.5        8,464.3
Benefits and Expenses
   Employee Benefits                                                           4,461.3         4,625.9        3,489.1
   Individual                                                                  2,441.4         2,223.3        2,181.7
   Voluntary Benefits                                                            705.3           667.5          639.3
   Other                                                                         861.1         1,426.1        1,131.8
   Corporate                                                                      97.6           552.3          157.2
                                                                            ----------      ----------    -----------
                                                                               8,566.7         9,495.1        7,599.1
Income (Loss) Before Net Realized Investment Gains
  and Losses and Federal Income Taxes
   Employee Benefits                                                             434.3            19.4          536.3
   Individual                                                                    298.1           254.1          187.3
   Voluntary Benefits                                                            154.0           137.0          131.1
   Other                                                                          43.3          (178.5)         136.0
   Corporate                                                                     (49.5)         (484.6)        (125.5)
                                                                            ----------      ----------    -----------
                                                                                 880.2          (252.6)         865.2
Net Realized Investment Gains (Losses)                                           (14.6)           87.1           55.0
                                                                            ----------      ----------    -----------
Income (Loss) Before Federal Income Taxes                                        865.6          (165.5)         920.2
Federal Income Taxes                                                             301.4            17.4          302.8
                                                                            ----------      ----------    -----------
Net Income (Loss)                                                           $    564.2      $   (182.9)   $     617.4
                                                                            ==========      ==========    ===========

UnumProvident Corporation and Subsidiaries


Note 14--Segment Information - Continued

Included in benefits and expenses above is amortization of deferred policy acquisition costs, value of business acquired, and goodwill. Amortization of these items by segment is as follows:

                                                                                        Year Ended December 31
                                                                                   2000          1999          1998
                                                                                      (in millions of dollars)
                                                                              -------------------------------------------
   Employee Benefits                                                            $   149.6      $  109.1       $   85.2
   Individual                                                                       131.8         108.8           96.6
   Voluntary Benefits                                                               114.6         115.4          101.6
   Other                                                                            105.5         179.8          132.7
   Corporate                                                                         22.3          82.6           28.0
                                                                                ---------      --------       --------
                                                                                $   523.8      $  595.7       $  444.1
                                                                                =========      ========       ========

                                                                                               December 31
                                                                                          2000               1999
Assets                                                                                  (in millions of dollars)
                                                                                 ----------------------------------------
   Employee Benefits                                                                 $   11,282.8           $   9,984.0
   Individual                                                                            16,162.6              13,831.3
   Voluntary Benefits                                                                     2,210.4               2,103.8
   Other                                                                                  9,864.8              10,838.2
   Corporate                                                                                843.3               1,690.2
                                                                                     ------------           -----------
                                                                                     $   40,363.9           $  38,447.5
                                                                                     ============           ===========

Note 15--Commitments and Contingent Liabilities

Commitments

During 2000, the Company entered into an agreement to sell Provident National Assurance Company, an inactive subsidiary of the Company. The transaction, which was subject to regulatory approval, closed in the first quarter of 2001.

Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident and several of its subsidiaries, The Paul Revere Corporation, The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company, and the Company. One of the lawsuits purports to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers. The other purports to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by UnumProvident and affiliates to dismiss most of the counts in the complaints, which allege various breach of contract and statutory claims, have been denied. A hearing to determine class certification was heard on December 20, 1999 in Superior Court. The court certified a class for the independent brokers and has denied class certification for the career agents. UnumProvident and affiliates appealed the class certification for the independent brokers, but the appeal was denied. Summary judgment motions were heard on November 10, 2000, and all motions from plaintiffs and defendants were denied. A trial date for the class action is set for March 26, 2001. UnumProvident and affiliates have filed a conditional counterclaim in the class action which requests a substantial return of commissions should the Superior Court agree with the plaintiffs' interpretation of the contracts. The career agent plaintiffs have re-filed, but not served, their complaint seeking class

UnumProvident Corporation and Subsidiaries


Note 15--Commitments and Contingent Liabilities - Continued

action status by limiting the issues to those in the certified broker class action. UnumProvident and affiliates believe that they have strong defenses to both lawsuits and plans to vigorously defend their position.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. UnumProvident and affiliates appealed the denial of the 15 motions before the First Circuit Court of Appeals, but the District Court decision was affirmed. The two cases set for arbitration should be heard in 2001, but plaintiffs have appealed the arbitration ruling to the First Circuit Court of Appeals. Oral argument has been set for March 7, 2001. Eight of the other cases are tentatively set to begin trials in 2002. UnumProvident and affiliates believe that they have strong defenses and plans to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

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

On April 10, 2000, the defendants filed a motion to dismiss the complaints. On January 8, 2001, the district court affirmed a Recommended Decision by the Magistrate Judge, entered November 8, 2000, that granted in part, and denied in part, the motion. The district court granted the motion to dismiss plaintiff's claims (i) under Section 10(b) of the Securities Exchange Act of 1934, (ii) under Section 14(a) of the Securities Exchange Act of 1934 on behalf of the former shareholders of Unum Corporation, and (iii) under Section 12(a) of the Securities Act of 1933 on behalf of purchasers of UnumProvident stock after the merger. The district court also dismissed plaintiff's claims relating to disclosures regarding the costs associated with Unum's exit from its reinsurance business, but otherwise denied defendants' motion to dismiss plaintiff's claims under Sections 11 and 12(a) (2) of the Securities Act of 1933 and the claim under Section 14(a) of the Securities Exchange Act of 1934.

On February 16, 2001, each defendant answered the complaint by denying generally the material allegations of the complaint. On January 30, 2001, the district court issued an Amended Scheduling Order that, among other things, ordered all discovery to be complete by July 10, 2001, and directed that the case be prepared for trial in November 2001. Pre-trial discovery is now underway. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

UnumProvident Corporation and Subsidiaries


Note 15--Commitments and Contingent Liabilities - Continued

In certain reinsurance pools associated with the Company's reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company or the Company's subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims. See Note 13 for further discussion regarding reinsurance pool participation.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 16--Statutory Financial Information

Statutory Net Income (Loss), Capital and Surplus, and Dividends

The Company's insurance subsidiaries' statutory net income (loss), as reported in conformity with statutory accounting practices prescribed by state regulatory authorities, for the years ended December 31, 2000, 1999, and 1998, was $353.5 million, $(233.7) million, and $227.0 million, respectively. Statutory net gain
(loss) from operations was $414.8 million, $(220.7) million, and $266.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. Excluding the expenses related to the merger and early retirement offer and the changes in reserves as discussed in Note 2, the federal income tax refund activity, and the reinsurance operations charges, the Company's insurance subsidiaries' statutory net gain from operations was $21.0 million for the year ended 1999. Statutory capital and surplus at December 31, 2000 and 1999, was $3,263.0 million and $2,718.1 million, respectively.

Regulatory restrictions limit the amount of dividends available for distribution to the Company from its insurance subsidiaries without prior approval by regulatory authorities. Generally, that limitation equals the greater of ten percent of an insurer's statutory surplus as regards policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Based on the applicable restrictions, $359.9 million will be available for the payment of dividends to the Company from its top-tier domestic insurance subsidiaries during 2001. The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2001 is approximately $20.9 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

Permitted Statutory Accounting Practices

The Company's insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and the applicable state regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Currently, permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. At December 31, 2000, the Company had not applied any permitted accounting practices that differed from prescribed statutory accounting practices that had a material impact on the financial position or results of operations of the insurance subsidiaries.

UnumProvident Corporation and Subsidiaries


Note 16--Statutory Financial Information - Continued

The NAIC and the insurance subsidiaries' states of domicile have approved a codification of statutory accounting practices effective January 1, 2001, which will serve as a comprehensive and standardized guide to statutory accounting principles. The codification changes, to some extent, the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. The cumulative effect of changes in accounting principles adopted to conform to the codification of statutory accounting principles will be reported as an adjustment to statutory surplus as of January 1, 2001. Based on preliminary estimates, the Company believes that these accounting changes will have a positive impact on consolidated statutory surplus for the Company's insurance subsidiaries.

Deposits

At December 31, 2000, the Company's insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,407.6 million held for the protection of policyholders.

Note 17--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2000 and 1999:

                                                                                      2000
                                                         ----------------------------------------------------------------
                                                               4/th/           3/rd/           2/nd/          1/st/
                                                         ----------------------------------------------------------------
                                                                   (in millions of dollars, except share data)
                                                         ----------------------------------------------------------------
Premium Income                                               $1,731.7        $1,754.6        $1,789.9        $1,780.8
Net Investment Income                                           482.9           482.4           543.0           552.1
Net Realized Investment Gains (Losses)                           (2.2)          (14.0)            1.8            (0.2)
Total Revenue                                                 2,302.8         2,311.7         2,423.7         2,394.1
Income Before Federal Income Taxes                              231.1           208.5           219.6           206.4
Net Income                                                      149.6           137.0           143.1           134.5
Net Income Per Common Share
   Basic                                                          .62             .57             .59             .56
   Assuming Dilution                                              .62             .57             .59             .56

                                                                                      1999
                                                         ----------------------------------------------------------------
                                                               4/th/           3/rd/           2/nd/           1/st/
                                                         ----------------------------------------------------------------
                                                                   (in millions of dollars, except share data)
                                                         ----------------------------------------------------------------
Premium Income                                               $1,738.1        $1,736.2        $1,687.4        $1,681.5
Net Investment Income                                           528.7           513.4           518.0           499.6
Net Realized Investment Gains (Losses)                           (2.2)           77.9             4.2             7.2
Total Revenue                                                 2,349.8         2,433.1         2,277.6         2,269.1
Income (Loss) Before Federal Income Taxes                       208.7          (262.8)         (274.6)          163.2
Net Income (Loss)                                               136.0          (217.0)         (191.2)           89.3
Net Income (Loss) Per Common Share
   Basic                                                          .57            (.91)           (.80)            .38
   Assuming Dilution                                              .56            (.91)           (.80)            .37

During the third quarter of 1999, the Company incurred net charges of $592.2 million before tax ($436.2 million after tax) related to reserve increases, reinsurance operation activities, and merger costs, partially offset by interest income on a federal income tax refund. During the second quarter of 1999, the Company incurred net charges of $508.8 million before tax ($350.3 million after tax) related to reserve increases and merger and early retirement

UnumProvident Corporation and Subsidiaries


Note 17--Quarterly Results of Operations (Unaudited) - Continued

costs. During the first quarter of 1999, the Company incurred net charges of $101.1 million before tax ($88.0 million after tax) related to reserve increases and reinsurance operation activities. See notes preceding for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to directors is included under the caption "Information Concerning the Nominees" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

     Name                   Age     Position
     ----                   ---     --------
     J. Harold Chandler     51      Chairman, President, Chief Executive Officer, and Director
     Thomas R. Watjen       46      Executive Vice President, Finance and Risk Management
     F. Dean Copeland       61      Executive Vice President, Legal and Administrative Affairs,
                                      and General Counsel
     Robert O. Best         51      Senior Vice President, Customer Service, and Chief Information Officer
     Robert C. Greving      49      Senior Vice President, Finance, and Chief Actuary
     Ralph W. Mohney        49      Senior Vice President, Customer Care
     John S. Roberts        45      Senior Vice President, Underwriting


     Mr. Chandler originally became Chairman of the Company on April 28, 1996, and President and Chief Executive Officer of the Company's predecessor, Provident Life and Accident Insurance Company of America, effective November 8, 1993. On June 30, 1999, in connection with the merger with Unum, he became President and Chief Operating Officer of the Company, relinquishing the offices of Chairman and CEO. He reassumed the offices of Chairman and CEO of the Company on November 1, 1999 following the retirement of James F. Orr, III.

     Mr. Watjen became Executive Vice President, Finance, of the Company on June 30, 1999 and assumed the additional Risk Management responsibilities on November 1, 1999. Prior to the merger with Unum, he was Vice Chairman and Chief Financial Officer of the Company, positions he assumed on March 26, 1997. He became Executive Vice President and Chief Financial Officer on July 1, 1994. Prior to joining the Company, he served as a Managing Director of the insurance practice of the investment banking firm, Morgan Stanley & Co., which he joined in 1987.

     Mr. Copeland became Executive Vice President and General Counsel of the Company on May 12, 1997 and assumed the additional responsibilities of Executive Vice President, Legal and Administrative Affairs, on June 30, 1999. Prior to joining the Company in May 1997, he was a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

     Mr. Best became Senior Vice President, Customer Service, and Chief Information Officer in March 2000. Following the merger with Unum he became Senior Vice President, Customer Service in June 1999. Prior to the merger he served as Executive Vice President, Customer Service, and Chief Information Officer of the Company beginning in May 1997. He joined the Company as Senior Vice President and Chief Information Officer in July 1994.

     Mr. Greving became Senior Vice President, Finance, and Chief Actuary in August 2000. He joined the Company as Senior Vice President and Chief Actuary in April 1997. Prior to joining the Company, he was Executive Vice President and Chief Actuary of Southwestern Financial Services, Corp. from June 1990 until March 1997.

     Mr. Mohney became Senior Vice President, Customer Care in December 1999. He had served as Senior Vice President, Claims from June 1997, and Vice President, Claims from October 1994. Mr. Mohney originally joined Accident in 1974.

     Mr. Roberts was named Senior Vice President, Underwriting following the merger with Unum. He had served as Executive Vice President of Unum America since 1998. In 1997 he was named Senior Vice President of Unum America's Product Center Group. Prior to that time he had served as Senior Vice President of Long-term Disability for Unum America since 1994. He originally joined Unum America in 1977.


ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this Item is included under the captions "Compensation of Directors" and "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption "Beneficial Ownership of Company Securities" and under the caption "Security Ownership of Directors and Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Certain Transactions" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001, and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of Documents filed as part of this report:                                                    Page
          (1) Financial Statements

              The following report and consolidated financial statements of UnumProvident Corporation and Subsidiaries are included in Item 8.

              Report of Ernst & Young LLP, Independent Auditors  .........................................     39

              Report of PriceWaterhouseCoopers LLP, Independent Auditors  ................................     40

              Consolidated Statements of Financial Condition at December 31, 2000 and 1999  ..............     41

              Consolidated Statements of Operations for the three years ended December 31, 2000...........     43

              Consolidated Statements of Stockholders' Equity for the three years ended
                 December 31, 2000 .......................................................................     44

              Consolidated Statements of Cash Flows for the three years ended December 31, 2000...........     45

              Notes to Consolidated Financial Statements  ................................................     47

          (2) Schedules Supporting Financial Statements

              I.    Summary of Investments - Other than Investments in Related Parties  ..................     99
              II.   Condensed Financial Information of Registrant  .......................................    100
              III.  Supplementary Insurance Information   ................................................    104
              IV.   Reinsurance  .........................................................................    106
              V.    Valuation and Qualifying Accounts  ...................................................    107

              Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

          (3) Exhibits

              See Index to Exhibits on page 108 of this report.

     (b)  Reports on Form 8-K:

              Form 8-K filed on January 3, 2001, reporting changing role for Elaine D. Rosen.
              Form 8-K filed on February 12 2001, reporting fourth quarter 2000 financial results.
              Form 8-K filed on March 2, 2001, reporting issuance of 7.625% senior notes.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2001.

                                          UnumProvident Corporation
                                          (Registrant)


                                          /s/ J.Harold Chandler
                                          -----------------------------------
                                          J. Harold Chandler
                                          Chairman, President, and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                     Title                             Date
-------------------------------        ---------------------------------------     -----------------
  /s/ J. Harold Chandler               Chairman, President, and Chief
-------------------------------        Executive Officer and a Director             March 28, 2001
  J. Harold Chandler

  /s/ Thomas R. Watjen                 Executive Vice President, Finance and
-------------------------------        Risk Management                              March 28, 2001
  Thomas R. Watjen

  /s/ Robert C. Greving                Senior Vice President, Finance, and
-------------------------------        Chief Actuary
  Robert C. Greving                                                                 March 28, 2001

                      *                Director
-------------------------------
  William L. Armstrong                                                              March 28, 2001

                      *                Director
-------------------------------
  Ronald E. Goldsberry                                                              March 28, 2001

                      *                Director
-------------------------------
  Hugh O. Maclellan, Jr.                                                            March 28, 2001

                      *                Director
-------------------------------
  A. S. MacMillan                                                                   March 28, 2001

                      *                Director
-------------------------------
  George J. Mitchell                                                                March 28, 2001

                     *                 Director
-------------------------------
  Cynthia A. Montgomery                                                             March 28, 2001

                     *                 Director
-------------------------------
  James L. Moody, Jr.                                                               March 28, 2001

                Name                                           Title                       Date
------------------------------------------        -------------------------------      ---------------

                        *                          Director
------------------------------------------
    C. William Pollard                                                                  March 28, 2001

                        *                          Director
------------------------------------------
    Lawrence R. Pugh                                                                    March 28, 2001

                        *                          Director
------------------------------------------
    Lois D. Rice                                                                        March 28, 2001

                        *                          Director
------------------------------------------
    John W. Rowe                                                                        March 28, 2001

                        *                          Director
------------------------------------------
    Burton E. Sorensen                                                                  March 28, 2001


    * By: /s/ Susan N. Roth                        For all of the Directors
------------------------------------------
    Susan N. Roth                                                                       March 28, 2001
    Attorney-in-Fact

                     SCHEDULE I--SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                  UnumProvident Corporation and Subsidiaries

                               December 31, 2000

                                                                                                              Amount at which
                                                                                                               shown in the
                                                                                               Fair              statement
                          Type of Investment                                 Cost              Value       of financial position
                                                                                       (in millions of dollars)
---------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Fixed Maturity Securities:
   Bonds
     United States Government and Government
        Agencies and Authorities                                        $       76.9        $       91.8         $       91.8
     States, Municipalities, and Political Subdivisions                        155.0               158.3                158.3
     Foreign Governments                                                       752.1               883.0                883.0
     Public Utilities                                                        3,131.8             3,226.1              3,226.1
     Mortgage-backed Securities                                              3,159.8             3,316.8              3,316.8
     Convertible Bonds                                                          65.3                48.6                 48.6
     All Other Corporate Bonds                                              14,477.4            14,422.0             14,422.0
   Redeemable Preferred Stocks                                                 112.9                95.7                 95.7
                                                                        ------------        ------------         ------------
           Total                                                            21,931.2        $   22,242.3             22,242.3
                                                                        ------------        ------------         ------------

Held-to-Maturity Fixed Maturity Securities:
   Bonds
     United States Government and Government
        Agencies and Authorities                                                 6.9        $        8.5                  6.9
     States, Municipalities, and Political Subdivisions                          1.5                 1.6                  1.5
     Mortgage-backed Securities                                                320.7               341.3                320.7
     All Other Corporate Bonds                                                  17.5                18.4                 17.5
                                                                        ------------        ------------         ------------
           Total                                                               346.6        $      369.8                346.6
                                                                        ------------        ============         ------------

Equity Securities:
   Common Stocks                                                                22.0        $       23.6                 23.6
   Nonredeemable Preferred Stocks                                                1.2                 0.9                  0.9
                                                                        ------------        ------------         ------------
           Total                                                                23.2        $       24.5                 24.5
                                                                        ------------        ============         ------------

Mortgage Loans                                                               1,148.5                                  1,135.6 *
Real Estate Acquired in Satisfaction of Debt                                    24.3                                     18.2 *
Other Real Estate                                                              149.1                                     98.5 *
Policy Loans                                                                 2,426.7                                  2,426.7
Other Long-term Investments                                                     32.3                                     32.3
Short-term Investments                                                         279.4                                    279.4
                                                                        ------------                             ------------
                                                                        $   26,361.3                             $   26,604.1
                                                                        ============                             ============

*Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  UnumProvident Corporation (Parent Company)

                       STATEMENTS OF FINANCIAL CONDITION


                                                                                               December 31
                                                                                        2000                 1999
                                                                                         (in millions of dollars)
                                                                                 -------------------------------------
ASSETS
Fixed Maturity Securities
Available-for-Sale--at fair value (cost:  $10.1; $9.6)                                $     10.4          $     10.0
Investment in Subsidiaries                                                               7,835.1             7,060.8
Short-term Notes Receivable from Subsidiaries                                              183.6               214.8
Surplus Notes of Subsidiaries                                                              250.0               250.0
Other Assets                                                                               472.1               177.6
                                                                                      ----------          ----------
Total Assets                                                                          $  8,751.2          $  7,713.2
                                                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term Debt from Subsidiaries                                                    $     491.9          $     26.6
Short-term Debt                                                                            400.0             1,059.4
Long-term Debt                                                                           1,615.5             1,166.5
Other Liabilities                                                                          368.3               178.5
                                                                                     -----------          ----------
Total Liabilities                                                                        2,875.7             2,431.0
                                                                                     -----------          ----------

Company Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                                              300.0               300.0
                                                                                     -----------          ----------

STOCKHOLDERS' EQUITY
Common Stock                                                                                24.1                24.1
Additional Paid-in Capital                                                               1,040.2             1,028.6
Accumulated Other Comprehensive Income (Loss)                                              140.7               (18.9)
Retained Earnings                                                                        4,379.7             3,957.6
Treasury Stock                                                                              (9.2)               (9.2)
                                                                                     -----------          ----------
Total Stockholders' Equity                                                               5,575.5             4,982.2
                                                                                     -----------          ----------
Total Liabilities and Stockholders' Equity                                           $   8,751.2          $  7,713.2
                                                                                     ===========          ==========

See notes to condensed financial information.

                  UnumProvident Corporation (Parent Company)

                           STATEMENTS OF OPERATIONS


                                                                               Year Ended December 31
                                                                     2000                1999               1998
                                                                              (in millions of dollars)
                                                              -------------------------------------------------------
Dividends from Subsidiaries                                       $   138.8          $     97.0          $    77.9
Interest from Subsidiaries                                             20.8                24.9               21.3
Other Income                                                           22.8                12.8               10.4
                                                                  ---------          ----------          ---------
Total Revenue                                                         182.4               134.7              109.6
                                                                  ---------          ----------          ---------

Interest and Debt Expense                                             204.3               110.3               62.7
Other Expenses (Credit)                                              (101.3)               49.6                2.6
                                                                  ---------          ----------          ---------
Total Expenses                                                        103.0               159.9               65.3
                                                                  ---------          ----------          ---------

Income (Loss) Before Federal Income Taxes and Equity
  in Undistributed Earnings (Losses) of Subsidiaries                   79.4               (25.2)              44.3
Federal Income Taxes (Credit)                                         (10.7)              (38.5)               8.1
                                                                  ---------          ----------          ---------

Income Before Equity in Undistributed Earnings (Losses)
 of Subsidiaries                                                       90.1                13.3               36.2
Equity in Undistributed Earnings (Losses) of Subsidiaries             474.1              (196.2)             581.2
                                                                  ---------          ----------          ---------

Net Income (Loss)                                                 $   564.2          $   (182.9)         $   617.4
                                                                  =========          ==========          =========

See notes to condensed financial information.

                  UnumProvident Corporation (Parent Company)

                           STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31
                                                                        2000              1999               1998
                                                                                 (in millions of dollars)
                                                                  --------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                               $      78.3       $      26.0        $     11.6
                                                                    -----------       -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net Sales of Short-term Investments                                      2.6               2.8              13.3
   Acquisition of Business and Business Combinations                          -                 -             146.0
   Cash Distributions (to) from Subsidiaries                             (224.0)           (492.3)             13.3
   Short-term Notes Receivable from Subsidiaries                           31.2             (14.3)             20.5
   Other                                                                  (22.5)            (15.9)            (24.2)
                                                                    -----------       -----------        ----------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             (212.7)           (519.7)            168.9
                                                                    -----------       -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Short-term Borrowings from Subsidiaries                            465.3             (27.8)              7.7
   Net Short-term Debt and Commerical Paper
       (Repayments) Borrowings                                           (210.4)            602.4                 -
   Issuance of Long-term Debt                                                 -                 -             600.0
   Long-term Debt Repayments                                                  -                 -            (725.0)
   Issuance of Company-Obligated Mandatorily
     Redeemable Preferred Securities                                          -                 -             300.0
   Redemption of Preferred Stock                                              -                 -            (156.2)
   Issuance of Common Stock                                                11.6              69.7              11.9
   Dividends Paid to Stockholders                                        (142.1)           (138.9)           (139.1)
   Repurchase of Common Stock                                                 -                 -             (72.7)
   Other                                                                      -                 -              (6.6)
                                                                    -----------       -----------        ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              124.4             505.4            (180.0)
                                                                    -----------       -----------        ----------

INCREASE (DECREASE) IN CASH                                          $    (10.0)      $      11.7        $      0.5
                                                                     ==========       ===========        ==========

See notes to condensed financial information.

                  UnumProvident Corporation (Parent Company)

                   NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1--Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UnumProvident Corporation and Subsidiaries.

Note 2--Surplus Notes of Subsidiaries

At December 31, 2000 and 1999, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries' states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.2 percent in 2000 and 1999, and 8.1 percent in 1998.

Note 3--Other Expenses (Credit)

As reported in Note 10 of the consolidated financial statements of UnumProvident Corporation and Subsidiaries, during 2000 UnumProvident Corporation, through its defined benefit pension plan, purchased a single premium annuity to fund its retirement benefit obligation. This transaction resulted in a gain of $116.1 million and is reported in other expenses (credit).

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  UnumProvident Corporation and Subsidiaries

                                                                           Future Policy
                                                               Deferred      Benefits,                         Other Policy
                                                                Policy         Losses,                          Claims and
                                                              Acquisition   Claims, and         Unearned         Benefits
                          Segment                                Costs     Loss Expenses        Premiums         Payable
                                                                                 (in millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Employee Benefits                                             $   907.8      $  6,197.4          $  17.5        $1,020.4
Individual                                                      1,006.0        11,624.0            274.8           356.2
Voluntary Benefits                                                477.6         1,302.9             14.8           107.3
Other                                                              32.6         6,509.6             25.7           312.9
                                                              ---------      ----------         --------       ---------
     Total                                                    $ 2,424.0      $ 25,633.9         $  332.8       $ 1,796.8
                                                              =========      ==========         ========       =========

Year Ended December 31, 1999

Employee Benefits                                             $   826.3      $  5,558.6         $   15.1       $   949.7
Individual                                                        891.2        10,182.5            267.9           355.3
Voluntary Benefits                                                438.0           868.0             16.4            99.7
Other                                                             235.7         6,730.0             81.2           317.4
                                                              ---------      ----------         --------       ---------
     Total                                                    $ 2,391.2      $ 23,339.1         $  380.6       $ 1,722.1
                                                              =========      ==========         ========       =========

(Continued on following page)

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                  UnumProvident Corporation and Subsidiaries

                        (continued from preceding page)

                                                                          Benefits,      Amortization
                                                                           Claims,       of Deferred
                                                             Net          Losses and        Policy          Other
                                           Premium       Investment       Settlement     Acquisition      Operating       Premiums
               Segment                     Revenue       Income (1)        Expenses         Costs       Expenses (2)    Written (3)
                                                                            (in millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Employee Benefits                         $4,042.5        $  701.8        $3,426.2           $147.2       $  887.9        $2,850.5
Individual                                 1,777.2           840.3         1,858.4             91.1          491.9         1,780.1
Voluntary Benefits                           739.6           113.4           447.2            112.3          145.8           544.7
Other                                        497.7           377.2           675.7            105.9           79.5           424.6
Corporate                                        -            27.7               -                -           97.6
                                          --------        --------        --------           ------       --------
     Total                                $7,057.0        $2,060.4        $6,407.5           $456.5       $1,702.7
                                          ========        ========        ========           ======       ========

Year Ended December 31, 1999

Employee Benefits                         $3,900.2        $  604.9        $3,663.9           $106.6       $  855.4        $2,783.6
Individual                                 1,645.5           771.1         1,604.2             77.7          541.4         1,660.2
Voluntary Benefits                           691.6           106.6           392.7            113.0          161.8           514.3
Other                                        605.9           549.5         1,126.8            177.5          121.8           495.0
Corporate                                        -            27.6               -                -          552.3
                                          --------        --------        --------           ------       --------
     Total                                $6,843.2        $2,059.7        $6,787.6           $474.8       $2,232.7
                                          ========        ========        ========           ======       ========

Year Ended December 31, 1998

Employee Benefits                         $3,364.4        $  541.8        $2,642.6           $ 82.6      $   763.9        $2,353.7
Individual                                 1,589.9           722.6         1,559.0             65.2          557.5         1,595.9
Voluntary Benefits                           666.7            94.8           369.4             99.4          170.5           499.4
Other                                        508.0           645.2           878.7            130.3          122.8           410.9
Corporate                                        -            31.0               -                -          157.2
                                          --------        --------        --------           ------       --------
     Total                                $6,129.0        $2,035.4        $5,449.7           $377.5       $1,771.9
                                          ========        ========        ========           ======       ========

(1) Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2) Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.

(3)  Excludes life insurance.

(4) The individual life line of business, which was previously reported in the Individual segment, is now reported in the Other segment. Prior period results have been reclassified to conform to current reporting.

                           SCHEDULE IV--REINSURANCE

                  UnumProvident Corporation and Subsidiaries

                                                                                                        Percentage
                                                            Ceded         Assumed                         Amount
                                            Gross         to Other       from Other         Net          Assumed
                                           Amount         Companies       Companies        Amount         to Net
                                                                  (in millions of dollars)
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Life Insurance in Force                    $581,765.8     $62,312.3      $2,081.7      $521,535.2         0.4%
                                           ==========     =========      ========      ==========

Premium Income:
   Life Insurance                          $  1,642.6     $   209.5      $   15.7      $  1,448.8         1.1%
   Accident and Health Insurance              5,461.6         455.8         602.4         5,608.2        10.7%
                                           ----------     ---------      --------      ---------
    Total                                  $  7,104.2     $   665.3      $  618.1      $  7,057.0         8.8%
                                           ==========     =========      ========      ==========


Year Ended December 31, 1999

Life Insurance in Force                    $564,730.4     $24,936.0      $2,484.5      $542,278.9         0.5%
                                           ==========     =========      ========      ==========

Premium Income:
   Life Insurance                          $  1,505.4     $    69.9      $   16.9      $  1,452.4         1.2%
   Accident and Health Insurance              5,269.4         438.4         559.8         5,390.8        10.4%
                                           ----------     ---------      --------      ----------
    Total                                  $  6,774.8     $   508.3      $  576.7      $  6,843.2         8.4%
                                           ==========     =========      ========      ==========


Year Ended December 31, 1998

Life Insurance in Force                    $471,209.2     $21,235.0      $2,562.1      $452,536.3         0.6%
                                           ==========     =========      ========      ==========

Premium Income:
   Life Insurance                          $  1,318.3     $    66.6      $   18.6      $  1,270.3         1.5%
   Accident and Health Insurance              4,866.2         477.9         470.4         4,858.7         9.7%
                                           ----------     ---------      --------      ----------
    Total                                  $  6,184.5     $   544.5      $  489.0      $  6,129.0         8.0%
                                           ==========     =========      ========      ==========

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  UnumProvident Corporation and Subsidiaries

                                                                                   Deductions for
                                                   Additions       Additions      Amounts Applied
                                  Balance at      Charged to       Charged to     to Specific Loan    Deductions for    Balance at
                                  Beginning        Costs and         Other        at Time of Sale/    Amounts Deemed      End of
              Description         of Period        Expenses         Accounts        Foreclosure       Uncollectible       Period
                                                            (in millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Mortgage loan loss reserve          $32.9        $     -           $   -                $20.0            $   -             $12.9
Real estate reserve                 $37.8        $     -           $   -                $12.2            $   -             $25.6
Allowance for doubtful accounts
  (deducted from premiums
   receivable and miscellaneous
   assets)                          $ 3.8        $  11.7           $   -                $   -            $ 7.0             $ 8.5

Year Ended December 31, 1999

Mortgage loan loss reserve (1)      $32.8        $   0.1           $   -                $   -            $   -             $32.9
Real estate reserve                 $51.2        $     -           $   -                $13.4            $   -             $37.8
Allowance for doubtful accounts
  (deducted from premiums
   receivable and miscellaneous
   assets)                          $ 2.9        $   0.9           $   -                $   -            $   -             $ 3.8

Year Ended December 31, 1998

Mortgage loan loss reserve (1)      $34.9        $   2.3           $   -                $ 4.4             $  -             $32.8
Real estate reserve (1)             $40.7        $  10.5           $   -                $   -             $  -             $51.2
Allowance for doubtful accounts
  (deducted from premiums
  receivable and miscellaneous
   assets)                          $ 2.7        $   0.2           $   -                $   -             $  -             $ 2.9

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

(3.1)    Restated Certificate of Incorporation of UnumProvident Corporation.

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

(10.2) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001.*

(10.3) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America's Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to the registrant's Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.4) Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital's) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.5) Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident's Form 10-K filed for fiscal year ended December 31, 1996).

(10.6) Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to registrant's Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit
         10.15 of America's Form 10-K filed for fiscal year ended December 31,
         1993). Discontinued May 1998.

(10.7) Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997 and as amended by the Compensation Committee on February 8, 2001. *

(10.8) Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995 (incorporated by reference to Provident's Form 10-K for fiscal year ended December 31, 1995). *

(10.9) Amended and Restated common stock Purchase Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 Plan (incorporated by reference to Exhibit 10.15 of Provident's Form 10-K for fiscal year ended December 31, 1996).

(10.10) Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 Plan (incorporated by reference to Exhibit 10.16 of Provident's Form 10-K for fiscal year ended December 31, 1996).

(10.11) Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident's Form 10-K for fiscal year ended December 31, 1996.)

(10.12) UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders June 30, 1999 and as amended by the Compensation Committee on February 8, 2001. *

(10.13) UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998 and as amended by the Compensation Committee on February 8, 2001. *

(10.14) Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident's Form 10-Q for fiscal quarter ended September 30, 1998).

(10.15) Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000. *

(10.16) Employment Agreement between the Company and F. Dean Copeland (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999). *

(10.17) Employment Agreement between the Company and Elaine D. Rosen as amended by the Agreement dated December 12, 2000. *

(10.18) Employment Agreement between the Company and Thomas R. Watjen (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999). *

(10.19) Employment Agreement between the Company and James F. Orr, III (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999) as amended by the Agreement dated November 1, 1999 between the Company and Mr. Orr (incorporated by reference to the Company's Form 10-K for fiscal year ended December 31,
         1999). *

(10.20) Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.21)  Unum Deferred Compensation Plan (incorporated by reference to Exhibit
         10.1 of Unum's Form 10-K for fiscal year ended December 31, 1995). *

(10.22) Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum's Form 10-K for fiscal year ended December 31, 1996). *

(10.23) 1990 Unum Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001. *

(10.24) 1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001. *

(10.25)  Supplemental Executive Retirement Plan (incorporated by reference to
         Exhibit 10.4 to Unum's Registration Statement on Form S-1 dated June 18, 1986). *

(10.26)  UnumProvident Supplemental Pension Plan. *

(10.27) $500 million Five Year Credit Agreement dated as of October 31, 2000 among the Company, Bank of America, N.A. as Administrative Agent, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and the Banks listed therein.

(10.28) $500 million 364-Day Credit Agreement dated as of October 31, 2000 among the Company, Bank of America, N.A. as Administrative Agent, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and the Banks listed therein.

(10.29) Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July1, 2000 (incorporated by reference to the Company's Form 8-K filed March 2, 2001).

(10.30) Augmenting Agreement dated November 6, 2000 among the Company, Bank of America, N.A. as Administrative Agent, and the Royal Bank of Canada relating to $500 million Five Year Credit Agreement.

(10.31) Augmenting Agreement dated November 6, 2000 among the Company, Bank of America, N.A. as Administrative Agent, and the Royal Bank of Canada relating to $364-Day Credit Agreement.

(10.32)  2000 Annual Incentive Plan.*

(11) Statement re computation of per share earnings (incorporated herein by reference to "Note 11 of the Notes to Consolidated Financial Statements").

(12.1)   Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(12.2) Statement Regarding Computation on Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(21)     Subsidiaries of the Company.

(23.1)   Consent of Independent Auditors.

(23.2)   Consent of Independent Auditors.

(24)     Powers of Attorney

--------------------------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.