Form 10-Q
period 2001-03-31
UNUMPROVIDENT CORP
filed 2001-05-11
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

Yes  /X/  No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at March 31, 2001
              -----                             -----------------------------
    Common stock, $0.10 par value                          241,379,755

                               TABLE OF CONTENTS


                                     PART I

  Cautionary Statement Regarding Forward-Looking Statements..........................              1

1.  Financial Statements (Unaudited):

   Condensed Consolidated Statements of Financial Condition at March 31, 2001 and
     December 31, 2000................................................................             2

   Condensed Consolidated Statements of Income for the three months ended
     March 31, 2001 and 2000.........................................................              4

   Condensed Consolidated Statements of Stockholders' Equity for the three months
     ended March 31, 2001 and 2000...................................................              5

   Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000.........................................................              6

   Notes to Condensed Consolidated Financial Statements..............................              7

   Independent Auditors' Review Report...............................................             15

2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations.....................................................................             16

3.  Quantitative and Qualitative Disclosure about Market Risk........................             28


                                    PART II


6.  Exhibits and Reports on Form 8-K.................................................             29

    Signatures.......................................................................             30

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in Part I of the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries


                                                                                      March 31             December 31
                                                                                        2001                  2000
                                                                                        (in millions of dollars)
                                                                             --------------------------------------------
                                                                                    (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                                                                $23,405.4             $22,242.3
    Held-to-Maturity                                                                          -                 346.6
  Mortgage Loans                                                                        1,093.9               1,135.6
  Real Estate                                                                              99.2                 116.7
  Policy Loans                                                                          2,412.3               2,426.7
  Short-term Investments                                                                  267.6                 279.4
  Other Investments                                                                        59.1                  56.8
                                                                                      ---------             ---------
      Total Investments                                                                27,337.5              26,604.1


 Cash and Bank Deposits                                                                   130.4                 107.1
 Accounts and Premiums Receivable                                                       1,939.0               1,851.3
 Reinsurance Receivable                                                                 5,824.8               6,046.5
 Accrued Investment Income                                                                565.8                 532.2
 Deferred Policy Acquisition Costs                                                      2,479.9               2,424.0
 Value of Business Acquired                                                               574.5                 591.6
 Goodwill                                                                                 688.8                 683.3
 Other Assets                                                                           1,462.3               1,456.2
 Separate Account Assets                                                                   49.7                  67.6
                                                                                      ---------             ---------





Total Assets                                                                          $41,052.7             $40,363.9
                                                                                      =========             =========


See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                                      March 31             December 31
                                                                                        2001                  2000
                                                                               -------------------------------------------
                                                                                         (in millions of dollars)
                                                                                     (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                                                         $ 1,824.7             $ 1,796.8
 Reserves for Future Policy and Contract Benefits and
   Unearned Premiums                                                                   26,397.2              25,966.7
 Other Policyholders' Funds                                                             2,552.1               2,645.1
 Federal Income Tax                                                                       534.2                 499.2
 Short-term Debt                                                                          200.0                 402.2
 Long-term Debt                                                                         1,861.0               1,615.5
 Other Liabilities                                                                      1,519.8               1,495.3
 Separate Account Liabilities                                                              49.7                  67.6
                                                                                      ---------             ---------
Total Liabilities                                                                      34,938.7              34,488.4
                                                                                      ---------             ---------

Commitments and Contingent Liabilities - Note 6

Company-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debt Securities of the Company                                               300.0                 300.0
                                                                                      ---------             ---------

Stockholders' Equity
 Common Stock, $0.10 par
   Authorized:  725,000,000 shares
   Issued:  241,556,050 and 241,310,917 shares                                             24.2                  24.1
 Additional Paid-in Capital                                                             1,049.7               1,040.2
 Accumulated Other Comprehensive Income                                                   227.4                 140.7
 Retained Earnings                                                                      4,526.2               4,379.7
 Treasury Stock at Cost:  176,295 shares                                                   (9.2)                 (9.2)
 Deferred Compensation                                                                     (4.3)                    -
                                                                                      ---------             ---------

Total Stockholders' Equity                                                              5,814.0               5,575.5
                                                                                      ---------             ---------


Total Liabilities and Stockholders' Equity                                            $41,052.7             $40,363.9
                                                                                      =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                                         Three Months Ended March 31
                                                                                        2001                     2000
                                                                                 -------------------------------------------
                                                                                 (in millions of dollars, except share data)
Revenue
 Premium Income                                                                        $1,746.9                 $1,780.8
 Net Investment Income                                                                    494.5                    552.1
 Net Realized Investment Losses                                                            (1.2)                    (0.2)
 Other Income                                                                             100.7                     61.4
                                                                                       --------                 --------
Total Revenue                                                                           2,340.9                  2,394.1
                                                                                       --------                 --------

Benefits and Expenses
 Policyholder Benefits                                                                  1,518.1                  1,579.5
 Commissions                                                                              198.9                    195.6
 Interest and Debt Expense                                                                 42.8                     43.9
 Deferral of Policy Acquisition Costs                                                    (179.0)                  (147.2)
 Amortization of Deferred Policy Acquisition Costs                                        115.1                    143.6
 Amortization of Value of Business Acquired and Goodwill                                   17.7                     16.7
 Other Operating Expenses                                                                 401.8                    355.6
                                                                                       --------                 --------
Total Benefits and Expenses                                                             2,115.4                  2,187.7
                                                                                       --------                 --------

Income Before Federal Income Taxes                                                        225.5                    206.4
Federal Income Taxes                                                                       43.5                     71.9
                                                                                       --------                 --------
Net Income                                                                             $  182.0                 $  134.5
                                                                                       ========                 ========
Net Income Per Common Share
 Basic                                                                                 $   0.75                 $   0.56
 Assuming Dilution                                                                     $   0.75                 $   0.56

Dividends Paid Per Common Share                                                        $ 0.1475                 $ 0.1475

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                               Accumulated
                                                 Additional       Other
                                        Common    Paid-in     Comprehensive   Retained    Treasury     Deferred
                                        Stock     Capital     Income (Loss)   Earnings      Stock    Compensation    Total
                                      -----------------------------------------------------------------------------------------
                                                                     (in millions of dollars)
Balance at December 31, 1999            $24.1    $1,028.6        $(18.9)      $3,957.6     $(9.2)      $    -        $4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                      134.5                                  134.5
 Change in Net Unrealized Gain
   on Securities                                                   62.6                                                  62.6
 Change in Foreign Currency
   Translation Adjustment                                          (5.4)                                                 (5.4)
                                                                                                                     --------
Total Comprehensive Income                                                                                              191.7
                                                                                                                     --------

Common Stock Activity                                 4.5                                                                 4.5
Dividends to Stockholders                                                        (71.2)                                 (71.2)
                                        -----    --------        ------       --------     -----       ------        --------

Balance at March 31, 2000               $24.1    $1,033.1        $ 38.3       $4,020.9     $(9.2)      $    -        $5,107.2
                                        =====    ========        ======       ========     =====       ======        ========

Balance at December 31, 2000            $24.1    $1,040.2        $140.7       $4,379.7     $(9.2)      $    -        $5,575.5

Comprehensive Income, Net of Tax
 Net Income                                                                      182.0                                  182.0
 Change in Net Unrealized Gain
   on Securities                                                   79.4                                                  79.4
 Change in Net Gain on Cash
   Flow Hedges                                                     11.1                                                  11.1
 Change in Foreign Currency
   Translation Adjustment                                          (3.8)                                                 (3.8)
                                                                                                                     --------
Total Comprehensive Income                                                                                              268.7
                                                                                                                     --------

Common Stock Activity                     0.1         9.5                                                (4.3)            5.3
Dividends to Stockholders                                                        (35.5)                                 (35.5)
                                        -----    --------        ------       --------     -----       ------        --------

Balance at March 31, 2001               $24.2    $1,049.7        $227.4       $4,526.2     $(9.2)    $   (4.3)       $5,814.0
                                        =====    ========        ======       ========     =====     ========        ========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                                                  Three Months Ended March 31
                                                                                                       2001         2000
                                                                                                ------------------------------
                                                                                                    (in millions of dollars)
Net Cash Provided by Operating Activities                                                            $   345.1    $   254.7
                                                                                                     ---------    ---------
Cash Flows from Investing Activities
 Proceeds from Sales of Investments                                                                      713.4        619.7
 Proceeds from Maturities of Investments                                                                 251.8        290.6
 Purchase of Investments                                                                              (1,279.5)    (1,352.0)
 Net Sales of Short-term Investments                                                                      10.7        147.5
 Acquisition of Business                                                                                 (10.2)       (88.0)
 Disposition of Business                                                                                     -        (78.2)
 Other                                                                                                   (12.9)       (25.1)
                                                                                                     ---------    ---------
Net Cash Used by Investing Activities                                                                   (326.7)      (485.5)
                                                                                                     ---------    ---------

Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                                                         2.6         12.7
 Maturities and Benefit Payments from Policyholder Accounts                                               (9.0)       (45.5)
 Net Short-term Debt and Commercial Paper Borrowings (Repayments)                                       (531.7)       136.5
 Issuance of Long-term Debt                                                                              575.0            -
 Dividends Paid to Stockholders                                                                          (35.5)       (35.7)
 Other                                                                                                     5.3          4.5
                                                                                                     ---------    ---------
Net Cash Provided by Financing Activities                                                                  6.7         72.5
                                                                                                     ---------    ---------

Effect of Foreign Exchange Rate on Cash                                                                   (1.8)           -
                                                                                                     ---------    ---------

Net Increase (Decrease) in Cash and Bank Deposits                                                         23.3       (158.3)

Cash and Bank Deposits at Beginning of Period                                                            107.1        292.4
                                                                                                     ---------    ---------

Cash and Bank Deposits at End of Period                                                              $   130.4    $   134.1
                                                                                                     =========    =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Change in Accounting Principle

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 and SFAS 138 specify a special method of accounting for certain hedging transactions, prescribe the type of items and transactions that may be hedged, and provide the criteria which must be met in order to qualify for hedge accounting.

At the adoption date of SFAS 133, the Company designated anew all of its hedging relationships and formally documented these relationships. The Company reclassified all of its held-to-maturity fixed maturity securities to available-for-sale fixed maturity securities. These held-to-maturity securities had an amortized cost of $346.6 million and a fair value of $369.8 million on the date of reclassification. The resulting before-tax unrealized gain of $23.2 million was reported as a component of accumulated other comprehensive income in stockholders' equity as a cumulative effect transition adjustment. No transition adjustment was reported in net income as a result of the adoption of SFAS 133 and 138.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

     Fair value hedge. Changes in the fair value of the derivative as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged are recognized in current operating earnings during the period of change in fair value.

     Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value.

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 2 - Change in Accounting Principle - Continued

     Foreign currency exposure hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged foreign currency asset affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value.

For a derivative not designated as a hedging instrument, the change in fair value is recognized in current operating earnings during the period of change.

The Company's derivatives all qualify as hedges and have been designated as cash flow hedges. The cash flow hedging programs are described as follows.

The Company has executed a series of cash flow hedges in the group disability, individual disability, and group single premium annuities portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2003 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

The Company has entered into an interest rate swap whereby it receives a fixed rate and pays a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security owned by the Company. The variable rate the Company pays on the swap is offset by the amount the Company receives on the variable rate security.

The Company has entered into several foreign currency interest rate swaps whereby it receives a fixed rate of interest denominated in U.S. dollars (functional currency) and pays a fixed rate of interest denominated in a foreign currency. The purpose of these derivatives is to eliminate the variability of functional currency cash flows associated with certain foreign currency denominated securities owned by the Company. The fixed rate the Company pays on the swap is offset by the fixed rate it receives on the foreign currency denominated security.

The Company also used forward starting swaps to hedge the interest rate on its anticipated issuance of debt. This hedge was initiated in the first quarter of 2001 and was terminated in March 2001 when the debt was issued as disclosed in
Note 7. The deferred gain will be amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument.

During the three months ended March 31, 2001, the Company recognized a net gain of $19.3 million upon the termination of cash flow hedges and reported the gain in other comprehensive income. The Company amortized $1.6 million of the net deferred gain into earnings during the three months ended March 31, 2001. The estimated amount of net deferred gain that will be amortized into operating earnings during the next 12 months is $5.9 million. The notional amount outstanding under the hedge programs was $1,023.1 million at March 31, 2001, and the fair value of the derivatives was $130.0 million. The fair value of the Company's open derivatives, all of which hedge available-for-sale securities, are reported in the condensed consolidated statements of financial condition as a component of fixed maturity securities.

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 2 - Change in Accounting Principle - Continued

During the three months period ended March 31, 2001, there was no material ineffectiveness related to the Company's derivative holdings, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Additionally, the Company did not discontinue any hedges due to the probability of the original forecasted transactions not occurring. In the event that the forecasted cash flows are no longer likely to occur, the Company will terminate the derivative, and all related amounts accumulated in other comprehensive income will be reclassified into operating earnings.

Note 3 - Stockholders' Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income per common share is determined as follows:

                                                                               Three Months Ended March 31
                                                                                  2001              2000
                                                                             (in millions, except share data)
                                                                           -----------------------------------
Numerator
 Net Income                                                                     $    182.0        $    134.5
                                                                                ==========        ==========
Denominator (000s)
 Weighted Average Common Shares - Basic                                          241,410.9         240,594.0
 Dilutive Securities                                                               1,790.3             791.4
                                                                                ----------        ----------
 Weighted Average Common Shares -
  Assuming Dilution                                                              243,201.2         241,385.4
                                                                                ==========        ==========

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Approximately 12.0 million and 12.3 million options for the three month periods ended March 31, 2001 and 2000, respectively, were not considered dilutive due to the options being out-of-the-money.

UnumProvident Corporation and Subsidiaries

March 31, 2001

Note 4 - Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

                                                                                    March 31              December 31
                                                                                      2001                    2000
                                                                                        (in millions of dollars)
                                                                             ----------------------------------------------
Net Unrealized Gain on Securities                                                     $206.4                  $212.8
Net Gain on Cash Flow Hedges                                                            96.9                       -
Foreign Currency Translation Adjustment                                                (75.9)                  (72.1)
                                                                                      ------                  ------
Accumulated Other Comprehensive Income                                                $227.4                  $140.7
                                                                                      ======                  ======

In accordance with the adoption of SFAS 133, the Company reclassified within accumulated other comprehensive income the beginning of the year balance of $85.8 million of after-tax unrealized gains on derivatives from the net unrealized gain on securities to the net gain on cash flow hedges.

The components of comprehensive income and the related deferred tax are as follows:

                                                                                       Three Months Ended March 31
                                                                                       2001                   2000
                                                                                         (in millions of dollars)
                                                                             ---------------------------------------------
Net Income                                                                            $182.0                 $134.5
                                                                                      ------                 ------
Change in Net Unrealized Gain on Securities:
   Change Before Reclassification Adjustment                                            99.5                   97.5
   Reclassification Adjustment for Net Realized Investment
      Losses Included in Net Income                                                      1.2                    0.2
   Cumulative Effect Transition Adjustment for the Adoption of
      SFAS 133 and SFAS 138 - Note 2                                                    23.2                      -
Change in Net Gain on Cash Flow Hedges                                                  17.1                      -
Change in Foreign Currency Translation Adjustment                                      (13.3)                  (5.7)
                                                                                      ------                 ------
                                                                                       127.7                   92.0
Change in Deferred Tax                                                                  41.0                   34.8
                                                                                      ------                 ------
Other Comprehensive Income                                                              86.7                   57.2
                                                                                      ------                 ------

Comprehensive Income                                                                  $268.7                 $191.7
                                                                                      ======                 ======

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 5 - Segment Information

Selected data by segment is as follows:

                                                                                      Three Months Ended March 31
                                                                                      2001                   2000
                                                                                        (in millions of dollars)
                                                                           ---------------------------------------------
Premium Income
 Employee Benefits                                                                   $1,053.0              $1,005.9
 Individual                                                                             461.7                 447.4
 Voluntary Benefits                                                                     195.5                 181.8
 Other                                                                                   36.7                 145.7
                                                                                     --------              --------
                                                                                      1,746.9               1,780.8
Net Investment Income and Other Income
 Employee Benefits                                                                      226.1                 206.5
 Individual                                                                             249.5                 221.5
 Voluntary Benefits                                                                      35.9                  29.4
 Other                                                                                   71.9                 145.1
 Corporate                                                                               11.8                  11.0
                                                                                     --------              --------
                                                                                        595.2                 613.5
Total Revenue (Excluding Net Realized
Investment Gains and Losses)
 Employee Benefits                                                                    1,279.1               1,212.4
 Individual                                                                             711.2                 668.9
 Voluntary Benefits                                                                     231.4                 211.2
 Other                                                                                  108.6                 290.8
 Corporate                                                                               11.8                  11.0
                                                                                     --------              --------
                                                                                      2,342.1               2,394.3
Benefits and Expenses
 Employee Benefits                                                                    1,143.3               1,104.3
 Individual                                                                             626.3                 594.1
 Voluntary Benefits                                                                     191.0                 171.6
 Other                                                                                   98.0                 267.3
 Corporate                                                                               56.8                  50.4
                                                                                     --------              --------
                                                                                      2,115.4               2,187.7
Income (Loss) Before Net Realized Investment
Gains and Losses and Federal Income Taxes
 Employee Benefits                                                                      135.8                 108.1
 Individual                                                                              84.9                  74.8
 Voluntary Benefits                                                                      40.4                  39.6
 Other                                                                                   10.6                  23.5
 Corporate                                                                              (45.0)                (39.4)
                                                                                     --------              --------
                                                                                        226.7                 206.6
Net Realized Investment Losses                                                           (1.2)                 (0.2)
                                                                                     --------              --------
Income Before Federal Income Taxes                                                      225.5                 206.4
Federal Income Taxes                                                                     43.5                  71.9
                                                                                     --------              --------
Net Income                                                                           $  182.0              $  134.5
                                                                                     ========              ========

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 6 - Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident and several of its subsidiaries, The Paul Revere Corporation, The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, and The Paul Revere Protective Life Insurance Company. One purported to represent independent brokers who sold certain Paul Revere individual disability income policies with benefit riders. Motions filed by UnumProvident and affiliates to dismiss most of the counts in the complaint, which alleged various breach of contract and statutory claims, were denied. A hearing to determine class certification was heard on December 20, 1999 in Superior Court and the class was certified. UnumProvident and affiliates appealed the class certification for the
independent brokers, but the appeal was denied.   Summary judgment motions were
heard on November 10, 2000, and all motions from plaintiffs and defendants were denied. A trial date for the brokers class action was set for March 26, 2001. UnumProvident and affiliates filed a conditional counterclaim which requested a substantial return of commissions should the Superior Court have agreed with the plaintiffs' interpretation of the contracts.

The trial for the independent broker class action commenced on March 26, 2001, at which time the Company dropped its conditional counterclaim. On April 13, 2001, the jury returned a complete defense verdict. The plaintiffs have not given an indication as to whether or not they will appeal the jury verdict. The plaintiffs are also contending that notwithstanding the jury verdict, the judge is still permitted to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Consumer Protection Act.

The career agent class action purports to represent all career agents of subsidiaries of The Paul Revere Corporation (Paul Revere) whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers. At the hearing to determine class certification heard on December 20, 1999 in Superior Court, class certification was denied for the career agents. Summary judgment motions were heard on November 10, 2000 and all motions from plaintiffs and defendants were denied pertaining to the two class representatives whose cases survived. The career agent plaintiffs have re-filed, but not served, their complaint seeking class action status by limiting the issues to those in the certified broker class action.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers and career class action representatives alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4).
The federal court denied 15 of those motions and granted two.   UnumProvident
and affiliates appealed the denial of the 15 motions before the First Circuit Court of Appeals, but the District Court decision was affirmed. The two cases were set for arbitration in 2001 - the first being scheduled for June 26, 2001. However, plaintiffs appealed these two cases to the First Circuit Court of Appeals, but the District Court decision was affirmed on May 3, 2001. Eight of the other cases are tentatively set to begin trials in 2002. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint.

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 6 - Commitments and Contingent Liabilities - Continued

On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine, and that action was voluntarily dismissed by the plaintiff on June 12, 2000. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum Corporation (Unum) between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident Companies, Inc. (Provident) for the Company's stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum's and the Company's reserves for disability insurance and pricing policies, the Company's merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger.

On April 10, 2000, the defendants filed a motion to dismiss the complaints. On January 8, 2001, the district court affirmed a Recommended Decision by the Magistrate Judge, entered November 8, 2000, that granted in part, and denied in part, the motion. The district court granted the motion to dismiss plaintiff's claims (i) under Section 10(b) of the Securities Exchange Act of 1934, (ii) under Section 14(a) of the Securities Exchange Act of 1934 on behalf of the former shareholders of Unum, and (iii) under Section 12(a) of the Securities Act of 1933 on behalf of purchasers of the Company stock after the merger. The district court also dismissed plaintiff's claims relating to disclosures regarding the costs associated with Unum's exit from its reinsurance business, but otherwise denied defendants' motion to dismiss plaintiff's claims under Sections 11 and 12(a) (2) of the Securities Act of 1933 and the claim under
Section 14(a) of the Securities Exchange Act of 1934.

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

In certain reinsurance pools associated with the Company's reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company or the Company's subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims. See the reinsurance pools and management section contained in the segment results discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in
Item 2.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

UnumProvident Corporation and Subsidiaries

March 31, 2001


Note 7 - Other Events

In March 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. The proceeds were used to refinance short-term debt on a long-term basis and to fund other corporate needs.

During the first quarter of 2001, the Company recognized a tax benefit of approximately $35.2 million ($0.14 per common share assuming dilution) related to its investment in the foreign reinsurance operations.

The National Association of Insurance Commissioners and the Company's insurance subsidiaries' states of domicile approved a codification of statutory accounting practices effective January 1, 2001, which serves as a comprehensive and standardized guide to statutory accounting principles. The codification changed, to some extent, the accounting practices that the Company's insurance subsidiaries used to prepare their statutory financial statements. The cumulative effect of the changes in accounting principles adopted to conform to the codification of statutory accounting principles for the Company's insurance subsidiaries was approximately $96.4 million and was recognized as an increase to statutory surplus as of January 1, 2001.

                      Independent Auditors' Review Report



Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, stockholders' equity, and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with auditing standards generally accepted in the United States. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 12, 2001, except for Notes 13 and 15, for which the date is February 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.



                                       /s/ ERNST & YOUNG LLP
                                       ---------------------



Chattanooga, Tennessee
May 7, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and elsewhere around the world. The Company's principal operating subsidiaries are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company. The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

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

The following should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item I and Part II, Items 6, 7, 7A, and 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Consolidated Operating Results

(in millions of dollars)

                                                   Three Months Ended
                                              -----------------------------
                                                2001    % Change     2000
                                              --------             --------
Revenue
Premium Income                                $1,746.9    (1.9)%   $1,780.8
Net Investment Income                            494.5   (10.4)       552.1
Other Income                                     100.7    64.0         61.4
                                              --------             --------
Total Revenue                                  2,342.1    (2.2)     2,394.3
                                              --------             --------
Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                              1,518.1    (3.9)     1,579.5
Commissions                                      198.9     1.7        195.6
Interest and Debt Expense                         42.8    (2.5)        43.9
Deferral of Policy Acquisition Costs            (179.0)   21.6       (147.2)
Amortization of Deferred Policy
  Acquisition Costs                              115.1   (19.8)       143.6
Amortization of Value of Business
  Acquired and Goodwill                           17.7     6.0         16.7
Operating Expenses                               401.8    13.0        355.6
                                              --------              -------
Total Benefits and Expenses                    2,115.4    (3.3)     2,187.7
                                              --------              -------
Income Before Federal Income Taxes
  and Net Realized Investment Loss               226.7     9.7        206.6
Federal Income Taxes                              43.9   (39.0)        72.0
                                              --------              -------
Income Before Net Realized Investment Loss       182.8    35.8        134.6
Net Realized Investment Loss                      (0.8)   N.M.         (0.1)
                                              --------              -------
Net Income                                    $  182.0    35.3      $ 134.5
                                              ========              =======


N.M. = not a meaningful percentage


During the first quarter of 2001, the Company recognized a tax benefit of approximately $35.2 million related to its investment in the foreign reinsurance operations, resulting in a 2001 tax rate less than the U.S. federal statutory rate of 35 percent.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                               Three Months Ended March 31
                                              ------------------------------
                                                2001    % Change      2000
                                              --------             ---------
Revenue
Premium Income
  Group Long-term Disability                  $  526.5     1.6 %   $   518.0
  Group Short-term Disability                    136.9    10.0         124.4
  Group Life                                     319.0     5.3         302.9
  Accidental Death & Dismemberment                52.0    10.9          46.9
  Group Long-term Care                            18.6    35.8          13.7
                                              --------             ---------
Total Premium Income                           1,053.0     4.7       1,005.9
Net Investment Income                            184.2     8.1         170.4
Other Income                                      41.9    16.1          36.1
                                              --------             ---------
Total Revenue                                  1,279.1     5.5       1,212.4
                                              --------             ---------
Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                                853.7     2.7         831.4
Commissions                                       84.8    (4.4)         88.7
Deferral of Policy Acquisition Costs             (78.0)   21.1         (64.4)
Amortization of Deferred Policy
  Acquisition Costs                               51.2     6.0          48.3
Amortization of Value of Business Acquired         0.5   (16.7)          0.6
Operating Expenses                               231.1    15.7         199.7
                                              --------              --------
Total Benefits and Expenses                    1,143.3     3.5       1,104.3
                                              --------              --------

Income Before Federal Income Taxes and
  Net Realized Investment Gains and Losses    $  135.8    25.6      $  108.1
                                              ========              ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

Employee Benefits new annualized sales, on a submitted date basis, increased
16.5 percent to $156.1 million in the first quarter of 2001 from $134.0 million in the first quarter of 2000. On an effective date basis, sales increased 40.3 percent to $477.3 million in the first quarter of 2001 from $340.3 million in the first quarter of 2000. Sales that combine long-term disability, short-term disability, and group life products also increased from the prior year first quarter, showing continued strong integrated sales and collaboration in the field. During the first quarter of 2001, 27 percent of all new sales were with long-term disability, short-term disability, and group life combined coverage, compared to 25 percent for the first quarter of 2000 and 32 percent and 26 percent for the twelve months of 2000 and 1999.

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. The Company implemented a number of initiatives during 2000 to help maintain the sales momentum achieved during the last half of 2000 and continuing into the first quarter of 2001, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has national practice groups that focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company's sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will continue to favorably impact sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred acquisition costs. Actual persistency experienced during the first quarter of 2001 for group disability, group life, and accidental death and dismemberment products compared unfavorably to the persistency expected at the time the business was written, resulting in additional amortization of $20.3 million during the first quarter of 2001 compared to $18.6 million during the first quarter of 2000. It is expected that persistency for the foreseeable future will continue to be lower than historical levels for group disability as well as group life. The Company's renewal program has generally been successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will emerge throughout 2001. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $35.7 million in the first quarter of 2001 compared to $30.1 million in the first quarter of 2000.

Group Disability

Group disability revenue was $815.5 million in the first quarter of 2001 compared to $790.0 million in the first quarter of 2000. First quarter new annualized sales for group long-term disability on a submitted date basis were $69.8 million in 2001 and $63.5 million in 2000. New annualized sales for group short-term disability on a submitted basis were $28.0 million in the first quarter of 2001 as compared to $22.3 million in the first quarter of 2000. On an effective date basis, new annualized sales for long-term disability and short-term disability were $162.6 million and $88.0 million in the first quarter of 2001 and $134.8 million and $61.4 million in the first quarter of 2000. A critical part of the Company's strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability.
However, the higher terminations and slower sales have decreased the rate of earned premium growth compared to that experienced during 1999. The Company is implementing pricing changes in the group disability line. Prices will increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions.

Group disability reported income of $86.6 million for the first quarter of 2001 compared to $56.3 million for the first quarter of 2000. Positive impacts on income were a $25.5 million revenue increase and an improvement in the benefit ratio. The commission ratio also improved relative to the first quarter of 2000. Negatively impacting income was an increase in the operating expense ratio in the first quarter of 2001 compared to the first quarter of 2000 and the full year 2000. Additionally, the increase in the amortization of deferred policy acquisition costs due to adverse changes in persistency had a negative impact on 2001 income. The first quarter 2001 results included $12.0 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during the first quarter of 2001 relative to that which was expected. The additional amortization during the first quarter of 2000 was $13.8 million. For both 2001 and 2000, the disability business retained is relatively more profitable than the business that terminated.

The fundamentals underlying risk results in the group disability line continue to exhibit improvements, as demonstrated by the benefit ratio. Submitted claim incidence for long-term disability has moved upward to a higher level than experienced during recent quarters, but the paid claim incidence for long-term disability is lower than the fourth quarter of 2000 due to claim management effectiveness and is up only slightly from the first quarter of 2000. Claim recovery rates for long-term disability continue to show an improving trend. In short-term disability, the average weekly indemnity and submitted claim incidence have increased over the first quarter of 2000. The average claim duration for short-term disability is below the average for 2000, with a marginal increase over the first quarter of 2000.

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

The Company, similar to all financial institutions, has some exposure if a severe and prolonged recession occurs, but management believes that the Company is well positioned if a weaker economy were to occur. Many of the Company's products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. The Company has a well diversified book of insurance exposure, with no unusual concentrations of risk in any one industry. Because of improvements made in the claims organization in recent years, the Company believes it can respond to increased levels of submitted claims which might result from a slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $45.9 million in the first quarter of 2001 compared to $50.0 million in the first quarter of 2000. New annualized sales on a submitted date basis increased to $58.3 million in the first quarter of 2001 as compared to the $48.2 million reported in the first quarter of 2000. On an effective date basis, new annualized sales were $226.7 million in the first quarter of 2001 compared to $144.1 million for the same period last year.

Group life, accidental death and dismemberment, and long-term care reported a
9.1 percent increase in revenue for the first quarter of 2001 compared to the same period last year due to increases in premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio when compared to the first quarter of 2000 and the fourth quarter of 2000.

Group life reported an increase in the benefit ratio in 2001 compared to the prior year first quarter due to an increase in paid claim incidence as well as the average paid claim size. Waiver incidence improved over the fourth quarter of 2000, but is still high relative to the first quarter of 2000. The 2001 benefit ratio for accidental death and dismemberment is higher than the first quarter of 2000, primarily as a result of an increase in paid incidence. Group long-term care reported a decrease in the benefit ratio for the first quarter of 2001 compared to the first quarter of 2000. The incidence rates for both submitted and paid claims decreased over the prior year first quarter, but are above the fourth quarter 2000 rates. The long-term care claim recovery rate is below the average rate for 2000.

The amortization of deferred policy acquisition costs for the first quarter of 2001 includes $8.3 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during the first quarter of 2001 than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in the group life product line. The additional amortization during the first quarter of 2000 was $4.8 million.

During 2000, the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. The reinsurance agreements were effective as of July 1, 2000. This reinsurance transaction reduced first quarter 2001 group life and accidental death and dismemberment premium income and benefits approximately $13.2 million and $11.0 million, respectively.

Individual Segment Operating Results

(in millions of dollars)

                                               Three Months Ended March 31
                                              ------------------------------
                                                2001    % Change      2000
                                              --------             ---------
Revenue
Premium Income
  Individual Disability                        $422.0      0.9%      $418.2
  Individual Long-term Care                      39.7     36.0         29.2
                                               ------                ------
Total Premium Income                            461.7      3.2        447.4
Net Investment Income                           223.9      8.3        206.7
Other Income                                     25.6     73.0         14.8
                                               ------                ------
Total Revenue                                   711.2      6.3        668.9
                                               ------                ------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                               469.3      5.6        444.4
Commissions                                      65.9      0.5         65.6
Deferral of Policy Acquisition Costs            (55.6)     9.4        (50.8)
Amortization of Deferred Policy
  Acquisition Costs                              25.4     12.4         22.6
Amortization of Value of Business Acquired       11.3     20.2          9.4
Operating Expenses                              110.0      6.9        102.9
                                               ------                ------
Total Benefits and Expenses                     626.3      5.4        594.1
                                               ------                ------

Income Before Federal Income Taxes and
  Net Realized Investment Gains and Losses     $ 84.9     13.5       $ 74.8
                                               ======                ======

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $28.7 million in the first quarter of 2001 compared to $26.5 million in the first quarter of 2000. The Company has developed a new individual disability product portfolio which was released for sale in approved states early in the fourth quarter of 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis, contingent on further state approvals of the new product portfolio, as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results." The persistency of existing individual disability income business continued to be favorable during 2000 and the first quarter of 2001.

Revenue was $664.2 million for the first quarter of 2001 compared to $635.6 million in the same period of 2000, with increases reported in all components of
revenue.   Income in the individual disability line of business was $84.0 million in the first quarter of 2001, an increase of 16.0 percent over the prior year first quarter. This line reported an increase in the benefit ratio for the first quarter of 2001 compared to the first quarter of 2000, but the ratio was lower than the ratios for the fourth quarter of 2000 and the full year 2000.
The interest adjusted loss ratio was 61.8 percent and 63.2 percent for the first quarter of 2001 and 2000, respectively. Submitted claim incidence increased from the fourth quarter of 2000, as seasonally expected, but is flat with the first two quarters of 2000. Paid incidence is also higher than the fourth quarter of 2000, but has improved relative to the first quarter of 2000. The claim recovery rate improved for the first quarter of 2001 relative to the same period last year.

Individual disability benefited from a slightly improved commission ratio for first quarter 2001 as compared to first quarter 2000, but the operating expense ratio increased.

Individual Long-term Care

The individual long-term care line of business reported increased premium income for the first quarter of 2001 compared to the same period of 2000, primarily due to new sales growth for individual long-term care. New annualized sales for long-term care were $11.8 million for the first quarter of 2001. For the comparable period of 2000, new sales were $10.8 million. The Company expects the strong sales momentum in individual long-term care to continue.

Income in the individual long-term care lines of business was $0.9 million for the first quarter of 2001 compared to $2.4 million for the same period of 2000, primarily due to an increase in the benefit ratio. The increase in the benefit ratio was driven by an increase in the new claim rate, offset somewhat by an improvement in the claim recovery rate. The operating expense ratio also increased relative to the 2000 first quarter ratio, but the commission ratio improved.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                               Three Months Ended March 31
                                              ------------------------------
                                                2001    % Change      2000
                                              --------             ---------
Revenue
Premium Income                                 $195.5      7.5 %     $181.8
Net Investment Income                            31.2     11.8         27.9
Other Income                                      4.7    213.3          1.5
                                               ------                ------
Total Revenue                                   231.4      9.6        211.2
                                               ------                ------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                               118.4     10.0        107.6
Commissions                                      44.9     46.3         30.7
Deferral of Policy Acquisition Costs            (45.4)    51.3        (30.0)
Amortization of Deferred Policy
  Acquisition Costs                              33.0     29.9         25.4
Amortization of Value of Business Acquired        0.6    (33.3)         0.9
Operating Expenses                               39.5      6.8         37.0
                                               ------                ------
Total Benefits and Expenses                     191.0     11.3        171.6
                                               ------                ------

Income Before Federal Income Taxes and
  Net Realized Investment Gains and Losses     $ 40.4      2.0       $ 39.6
                                               ======                ======

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $231.4 million in the first quarter of 2001 from $211.2 million in the first quarter of 2000 primarily due to the increase in premium income which was attributable to sales growth and favorable persistency. New annualized sales for the first quarter of 2001 were $66.0 million, an increase of 4.3 percent over the comparable prior year period. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results."

Income for the first quarter of 2001 was $40.4 million compared to $39.6 million in the first quarter of 2000. All of the product lines reported an increase in premium income and net investment income. The life product line reported an improvement in the benefit ratio, and the disability product line benefit ratio was essentially flat with the first quarter of 2000 as well as the fourth quarter of 2000. However, the overall benefit ratio for the segment was slightly higher than the first quarter of 2000 and the fourth quarter of 2000, primarily due to an increase in claims in the cancer product line.

Other Segment Operating Results

(in millions of dollars)

                                               Three Months Ended March 31
                                              ------------------------------
                                                2001    % Change      2000
                                              --------             ---------
Revenue
Premium Income                                 $ 36.7    (74.8)%    $ 145.7
Net Investment Income                            53.1    (61.9)       139.2
Other Income                                     18.8    218.6          5.9
                                               ------               -------
Total Revenue                                   108.6    (62.7)       290.8
                                               ------               -------
Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                                76.7    (60.9)       196.1
Other Expenses                                   21.3    (70.1)        71.2
                                               ------               -------
Total Benefits and Expenses                      98.0    (63.3)       267.3
                                               ------               -------

Income Before Federal Income Taxes and
  Net Realized Investment Gains and Losses     $ 10.6     (54.9)     $ 23.5
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

Individual Life and Corporate-Owned Life

As previously discussed, during 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business effective July 1, 2000. This reinsurance transaction resulted in a decrease in revenue and income in the first quarter 2001 as compared to the first quarter of 2000. Total revenue and income for individual life and corporate-owned life insurance was $10.7 million and $6.4 million, respectively, in the first quarter of 2001 compared to $110.1 million in revenue and $14.0 million in income for the same period of 2000.

Reinsurance Pools and Management

The Company's reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market and decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement with Lloyd's to limit its liabilities pertaining to the Lloyd's syndicate participations.

The reinsurance pools and management operations reported a loss of $1.0 million in the first quarter of 2001 compared to income of $0.1 million for the comparable period of 2000. Premium income was $25.8 million compared to $101.1 million in the first quarter of 2000.

Corporate Segment Operating Results

Revenue in the Corporate segment was $11.8 million in the first quarter of 2001 and $11.0 million in the first quarter of 2000. The Corporate segment reported a loss of $45.0 million in the first quarter compared to a loss of $39.4 million in the first quarter of 2000. Interest and debt expense was $42.8 million in the first quarter of 2001 compared to $43.9 million for the first quarter of 2000. The amortization of goodwill was $5.3 million in the first quarter of 2001 and $5.2 million in the comparable period of 2000.

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

Subsequent to the June 30, 1999 merger of Unum Corporation and Provident Companies, Inc. and continuing through the first half of 2000, the Company actively pursued its strategy of extending the duration of its investments and shifting the mix of assets for approximately $2.1 billion of its investments in order to reduce vulnerability to interest rate risk in the future and increase investment income. Excluding net investment income attributable to the individual life and corporate-owned life insurance blocks of business ceded effective as of July 1, 2000, net investment income for the first quarter of 2001 increased 4.2 percent over the same period of 2000 due to increased yields and growth in the asset base.

The following table provides the distribution of invested assets for the periods indicated. Policy loans are reported on a gross basis in the statements of financial condition contained herein in Item 1 and in the table below. Policy loans of $2.2 billion were ceded as of March 31, 2001 and December 31, 2000, and the investment income thereon is no longer included in income.

                                                                             March 31          December 31
                                                                               2001               2000
                                                                              -----              -----
Investment-Grade Fixed Maturity Securities                                     78.3%              78.3%
Below-Investment-Grade Fixed Maturity Securities                                7.3                6.6
Equity Securities                                                               0.1                0.1
Mortgage Loans                                                                  4.0                4.3
Real Estate                                                                     0.4                0.4
Policy Loans                                                                    8.8                9.1
Other Invested Assets                                                           1.1                1.2
                                                                              -----              -----
        Total                                                                 100.0%             100.0%
                                                                              =====              =====

Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.5 billion on an amortized cost basis at March 31, 2001 and December 31, 2000. At March 31, 2001, the mortgage-backed securities had an average life of 11.1 years and effective duration of 9.1 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at March 31, 2001, was $1,988.5 million, representing 7.9 percent of invested assets excluding ceded policy loans, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,760.8 million at December 31, 2000, representing 7.2 percent of invested assets excluding ceded policy loans.

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

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,093.9 million and $1,135.6 million at March 31, 2001, and December 31, 2000, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company's investment portfolio during the first quarter of 2001 or the year 2000 other than two new purchase money mortgage loans for $12.3 million and $14.8 million, respectively, associated with the sale of real estate.

At March 31, 2001, and December 31, 2000, impaired loans totaled $17.6 million and $17.7 million, respectively. Included in the impaired loans at March 31, 2001 were $6.5 million of loans which had a related, specific investment valuation allowance of $2.4 million and $11.1 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $6.1 million and $8.5 million at March 31, 2001 and December 31, 2000, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the three and twelve month periods ended March 31, 2001, and December 31, 2000.

Real estate was $99.2 million and $116.7 million at March 31, 2001, and December 31, 2000. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $8.4 million at March 31, 2001, and $18.3 million at December 31, 2000.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $5.0 million during the first quarter of 2001. The real estate valuation allowance was reduced $5.7 million during the first quarter of 2001 in conjunction with the sale of the associated property. At March 31, 2001, the balance in the valuation allowance for mortgage loans and real estate was $7.9 million and $19.9 million, respectively.

Other

The Company's exposure to non-current investments totaled $65.5 million at March 31, 2001, or 0.2 percent of invested assets. These non-current investments are foreclosed real estate held for sale and fixed income securities that became more than thirty days past due in principal and interest payments.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings. Positions under the Company's hedging programs for derivative activity that were open during the first quarter of 2001 involved current and forward interest rate swaps, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $345.1 million for the three months ended March 31, 2001, as compared to $254.7 million in the comparable period in 2000. The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements.

At March 31, 2001, the Company had short-term and long-term debt totaling $200.0 million and $1,861.0 million, respectively. At March 31, 2001, approximately $880.5 million was available for additional financing under the Company's revolving credit facilities.

During the fourth quarter of 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The new facilities are available for general corporate purposes, including support of the Company's $1.0 billion commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company's insurance subsidiaries.

During the third quarter of 2000, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. The shelf registration became effective in September 2000. In March 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. Contingent upon market conditions and corporate needs, remaining funding under the shelf registration will be used to refinance short-term debt on a long-term basis and to fund other corporate needs.

During the second quarter of 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes were used to refinance other short-term debt and had a weighted average interest rate of 7.52 percent during the first quarter of 2001. The notes matured in April 2001.

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

The table below reflects the current debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

                                             S&P                    Moody's                  Fitch                AM Best
                                             ---                    -------                  -----                -------
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
-----------------------------------------------------------------------------------------------------------------------------
Senior Debt                              A- (Strong)         Baa1  (Medium Grade)           A- (High             Not Rated
                                                                                          Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
Junior Subordinated Debt                 BBB (Good)          Baa2  (Medium Grade)           BBB+ (Good           Not Rated
                                                                                          Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
Commercial Paper                         A-2 (Good)             Prime-2 (Strong              F2 (Good            Not Rated
                                                                   Ability)               Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident        AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty            Not Rated                Not Rated                Not Rated          A+ (Superior)
-----------------------------------------------------------------------------------------------------------------------------
    Unum Life of America             AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    First Unum Life                  AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident         AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                 AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable             AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Protective           AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2000. During the first three months of 2001, there was no substantive change to the Company's market risk or the management of such risk.

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



(b)  Reports on Form 8-K

     Form 8-K filed on January 3, 2001, reporting changing role for Elaine D.
        Rosen.
     Form 8-K filed on February 12, 2001, reporting fourth quarter 2000 financial results.
     Form 8-Ks filed on March 2 and March 15, 2001, related to the issuance of 7.625% senior notes.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UnumProvident Corporation
                                     (Registrant)



Date:  May 11, 2001                   /s/  J. Harold Chandler
                                     ----------------------------
                                     J. Harold Chandler
                                     Chairman, President, and Chief Executive
                                     Officer



Date:  May 11, 2001                   /s/ Thomas R. Watjen
                                     ------------------------------------------
                                     Thomas R. Watjen
                                     Executive Vice President, Finance and Risk
                                     Management