Form 10-Q
period 2001-06-30
UNUMPROVIDENT CORP
filed 2001-08-10
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Yes  [X]   No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                Outstanding at June 30, 2001
                      -----                ----------------------------
          Common stock, $0.10 par value                241,982,062

                               TABLE OF CONTENTS

                                                   PART I

   Cautionary Statement Regarding Forward-Looking Statements................................................   1

1. Financial Statements (Unaudited):

        Condensed Consolidated Statements of Financial Condition at June 30, 2001 and December 31, 2000.....   2

        Condensed Consolidated Statements of Income for the three and six months ended
          June 30, 2001 and 2000............................................................................   4

        Condensed Consolidated Statements of Stockholders' Equity for the six months ended
          June 30, 2001 and 2000............................................................................   5

        Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 2001 and 2000............................................................................   6

        Notes to Condensed Consolidated Financial Statements................................................   7

        Independent Auditors' Review Report.................................................................  15

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................  16

3.   Quantitative and Qualitative Disclosure about Market Risk..............................................  29

                                                   PART II


6.   Exhibits and Reports on Form 8-K.......................................................................  30

     Signatures.............................................................................................  31

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

     . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.
     . Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.
     . Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.
     . Retained risks in the Company's reinsurance operations are influenced by many factors and can fluctuate as a result of changes in these factors, and such fluctuations can have material positive or negative effects on net income.
     . Field force effectiveness in supporting new product offerings and providing customer service may not meet expectations.
     . Sales growth may be less than planned, which will impact revenue and profitability.
     . Actual experiences may deviate from that assumed in pricing and underwriting.
     . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.
     . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenue, and the Company could experience higher than expected claims or claims with longer duration than expected.
     . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.
     .    Adverse changes may occur in the securities market.
     . Changes in the interest rate environment may adversely affect profit margins and the Company's investment portfolio.
     .    The rate of customer bankruptcies may increase.

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

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                               June 30             December 31
                                                 2001                  2000
                                                  (in millions of dollars)
                                           -----------------------------------
                                             (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                         $23,592.5             $22,242.3
    Held-to-Maturity                                   -                 346.6
  Equity Securities                                 15.6                  24.5
  Mortgage Loans                                 1,025.3               1,135.6
  Real Estate                                       99.4                 116.7
  Policy Loans                                   2,452.3               2,426.7
  Short-term Investments                           201.5                 279.4
  Other Long-term Investments                       21.3                  32.3
                                               ---------             ---------
      Total Investments                         27,407.9              26,604.1


 Cash and Bank Deposits                             94.6                 107.1
 Accounts and Premiums Receivable                1,896.3               1,851.3
 Reinsurance Receivable                          5,611.3               6,046.5
 Accrued Investment Income                         569.0                 532.2
 Deferred Policy Acquisition Costs               2,552.9               2,424.0
 Value of Business Acquired                        566.9                 591.6
 Goodwill                                          683.5                 683.3
 Other Assets                                    1,454.9               1,456.2
 Separate Account Assets                            49.8                  67.6
                                               ---------             ---------




Total Assets                                   $40,887.1             $40,363.9
                                               =========             =========


See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                      June 30             December 31
                                                                        2001                  2000
                                                                         (in millions of dollars)
                                                               ------------------------------------------
                                                                    (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                                          $ 1,923.6             $ 1,796.8
 Reserves for Future Policy and Contract Benefits and
 Unearned Premiums                                                      26,444.8              25,966.7
 Other Policyholders' Funds                                              2,540.7               2,645.1
 Federal Income Tax                                                        396.4                 499.2
 Short-term Debt                                                               -                 402.2
 Long-term Debt                                                          2,039.2               1,615.5
 Other Liabilities                                                       1,440.4               1,495.3
 Separate Account Liabilities                                               49.8                  67.6
                                                                       ---------             ---------

Total Liabilities                                                       34,834.9              34,488.4
                                                                       ---------             ---------

Commitments and Contingent Liabilities - Note 6

Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust Holding Solely Junior
 Subordinated Debt Securities of the Company                               300.0                 300.0
                                                                       ---------             ---------

Stockholders' Equity
 Common Stock, $0.10 par
   Authorized:  725,000,000 shares
   Issued:  242,158,357 and 241,310,917 shares                              24.2                  24.1
 Additional Paid-in Capital                                              1,056.8               1,040.2
 Accumulated Other Comprehensive Income                                     47.7                 140.7
 Retained Earnings                                                       4,636.7               4,379.7
 Treasury Stock at Cost:  176,295 shares                                    (9.2)                 (9.2)
 Deferred Compensation                                                      (4.0)                    -
                                                                       ---------             ---------

Total Stockholders' Equity                                               5,752.2               5,575.5
                                                                       ---------             ---------



Total Liabilities and Stockholders' Equity                             $40,887.1             $40,363.9
                                                                       =========             =========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                              Three Months Ended                 Six Months Ended
                                                                                    June 30                           June 30
                                                                             2001             2000             2001             2000
                                                                                   (in millions of dollars, except share data)
                                                                 -------------------------------------------------------------------
Revenue
 Premium Income                                                          $1,769.8         $1,789.9        $3,516.7         $3,570.7
 Net Investment Income                                                      500.0            543.0           994.5          1,095.1
 Net Realized Investment Gains (Losses)                                      (1.5)             1.8            (2.7)             1.6
 Other Income                                                                94.7             89.0           195.4            150.4
                                                                         --------         --------        --------         --------
Total Revenue                                                             2,363.0          2,423.7         4,703.9          4,817.8
                                                                         --------         --------        --------         --------

Benefits and Expenses
 Policyholder Benefits                                                    1,571.2          1,631.1         3,089.3          3,210.6
 Commissions                                                                196.4            188.9           395.3            384.5
 Interest and Debt Expense                                                   44.2             45.1            87.0             89.0
 Deferral of Policy Acquisition Costs                                      (164.7)          (148.5)         (343.7)          (295.7)
 Amortization of Deferred Policy Acquisition Costs                           95.6            124.6           210.7            268.2
 Amortization of Value of Business Acquired and Goodwill                     18.1             17.8            35.8             34.5
 Other Operating Expenses                                                   391.3            345.1           793.1            700.7
                                                                         --------         --------        --------         --------
Total Benefits and Expenses                                               2,152.1          2,204.1         4,267.5          4,391.8
                                                                         --------         --------        --------         --------

Income Before Federal Income Taxes                                          210.9            219.6           436.4            426.0
Federal Income Taxes                                                         64.8             76.5           108.3            148.4
                                                                         --------         --------        --------         --------
Net Income                                                               $  146.1         $  143.1        $  328.1         $  277.6
                                                                         ========         ========        ========         ========

Net Income Per Common Share
 Basic                                                                   $   0.60         $   0.59        $   1.36         $   1.15
 Assuming Dilution                                                       $   0.60         $   0.59        $   1.35         $   1.15


Dividends Paid Per Common Share                                          $ 0.1475         $ 0.1475        $ 0.2950         $ 0.2950

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                             Accumulated
                                                Additional      Other
                                        Common   Paid-in    Comprehensive   Retained   Treasury    Deferred
                                        Stock    Capital    Income (Loss)   Earnings    Stock    Compensation   Total
                                                                    (in millions of dollars)
                                      ----------------------------------------------------------------------------------

Balance at December 31, 1999            $ 24.1    $1,028.6         $(18.9)  $3,957.6   $(9.2)      $    -      $ 4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                    277.6                               277.6
 Change in Net Unrealized Gain
   (Loss) on Securities                                             (57.1)                                         (57.1)
 Change in Foreign Currency
   Translation Adjustment                                           (17.5)                                         (17.5)
                                                                                                               ---------
Total Comprehensive Income                                                                                         203.0
                                                                                                               ---------

Common Stock Activity                                  5.0                                                           5.0
Dividends to Stockholders                                                     (106.4)                             (106.4)
                                        ------    --------         ------   --------   -----       ------      ---------

Balance at June 30, 2000                $ 24.1    $1,033.6         $(93.5)  $4,128.8   $(9.2)      $    -      $ 5,083.8
                                        ======    ========         ======   ========   =====       ======      =========

Balance at December 31, 2000            $ 24.1    $1,040.2         $140.7   $4,379.7   $(9.2)      $    -      $ 5,575.5

Comprehensive Income, Net of Tax
 Net Income                                                                    328.1                               328.1
 Change in Net Unrealized
   Gain on Securities                                               (91.2)                                         (91.2)
 Change in Net Gain on Cash
   Flow Hedges                                                      (15.2)                                         (15.2)
 Change in Foreign Currency
   Translation Adjustment                                            13.4                                           13.4
                                                                                                               ---------
Total Comprehensive Income                                                                                         235.1
                                                                                                               ---------

Common Stock Activity                      0.1        16.6                                           (4.0)          12.7
Dividends to Stockholders                                                      (71.1)                              (71.1)
                                        ------    --------         ------   --------   -----       ------      ---------

Balance at June 30, 2001                $ 24.2    $1,056.8         $ 47.7   $4,636.7   $(9.2)      $ (4.0)     $ 5,752.2
                                        ======    ========         ======   ========   =====       ======      =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                            Six Months Ended June 30
                                                                  2001       2000
                                                            (in millions of dollars)
                                                            -------------------------

Net Cash Provided by Operating Activities                       $   817.9   $   533.0
                                                                ---------   ---------

Cash Flows from Investing Activities
 Proceeds from Sales of Investments                               1,361.0     1,010.2
 Proceeds from Maturities of Investments                            576.7       551.5
 Purchase of Investments                                         (2,766.9)   (2,050.7)
 Net Sales of Short-term Investments                                 76.7       159.9
 Acquisition of Business                                            (10.2)      (94.2)
 Disposition of Business                                                -       (78.2)
 Other                                                              (24.5)      (34.9)
                                                                ---------   ---------
Net Cash Used by Investing Activities                              (787.2)     (536.4)
                                                                ---------   ---------

Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                    6.1        22.3
 Maturities and Benefit Payments from Policyholder Accounts         (12.1)      (99.9)
 Net Short-term Debt and Commercial Paper Repayments               (553.5)      (34.5)
 Issuance of Long-term Debt                                         575.0           -
 Dividends Paid to Stockholders                                     (71.1)      (70.9)
 Other                                                               12.7         5.0
                                                                ---------   ---------
Net Cash Used by Financing Activities                               (42.9)     (178.0)
                                                                ---------   ---------

Effect of Foreign Exchange Rate on Cash                              (0.3)       (0.7)
                                                                ---------   ---------

Net Decrease in Cash and Bank Deposits                              (12.5)     (182.1)

Cash and Bank Deposits at Beginning of Period                       107.1       292.4
                                                                ---------   ---------

Cash and Bank Deposits at End of Period                         $    94.6   $   110.3
                                                                =========   =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

June 30, 2001


Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Changes in Accounting Principles

Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 140 revises the standards for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

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

June 30, 2001


Note 2 - Changes in Accounting Principles - Continued

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

The Company has executed a series of cash flow hedges in the group disability, individual disability, group and individual long-term care, and group single premium annuities portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2004 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

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

The Company also used forward starting swaps to hedge the interest rate on its anticipated issuance of debt. This hedge was initiated in the first quarter of 2001 and was terminated in March 2001 when the debt was issued as disclosed in
Note 7. The deferred gain is being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument.

UnumProvident Corporation and Subsidiaries

June 30, 2001


Note 2 - Change in Accounting Principle - Continued

During the three month and six month periods ended June 30, 2001, the Company recognized net gains of $23.5 million and $42.8 million, respectively, upon the termination of cash flow hedges and reported $22.1 million and $41.4 million of these gains in other comprehensive income. The Company reported $1.4 million in operating earnings as a realized investment gain in conjunction with a hedge that was terminated due to the probability that the original forecasted transactions would not occur.

The Company amortized $1.8 million and $3.4 million of net deferred gains into earnings during the three and six month periods ended June 30, 2001, including the amortization of deferred gains on derivative instruments that arose prior to the initial application of SFAS 133 and that were previously added to the carrying amount of recognized hedged assets. The estimated amount of net deferred gains that will be amortized into operating earnings during the next 12 months is $7.4 million. The notional amount outstanding under the hedge programs was $1,148.9 million at June 30, 2001, and the fair value of the derivatives was $68.2 million. The fair values of the Company's open derivatives, all of which hedge available-for-sale securities, are reported in the condensed consolidated statements of financial condition as a component of fixed maturity securities.

During the three month and six month periods ended June 30, 2001, there was no material ineffectiveness related to the Company's derivative holdings, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

Note 3 - Stockholders' Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income per common share is determined as follows:

                                                     Three Months Ended June 30           Six Months Ended June 30
                                                       2001              2000                2001           2000
                                                                   ( in millions, except share data)
                                                    ----------------------------------------------------------------
Numerator
 Net Income                                            $    146.1        $    143.1        $    328.1     $    277.6
                                                       ==========        ==========        ==========     ==========

Denominator (000s)
 Weighted Average Common Shares - Basic                 241,720.5         240,755.1         241,556.0      240,684.9
 Dilutive Securities                                      2,288.5             890.4           2,026.4          844.6
                                                       ----------        ----------        ----------     ----------
 Weighted Average Common Shares -
  Assuming Dilution                                     244,009.0         241,645.5         243,582.4      241,529.5
                                                       ==========        ==========        ==========     ==========

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Options out-of-the-money approximated 7.4 million and 9.7 million shares for the three and six month periods ended June 30, 2001 and 11.6 million and 11.9 million shares for the three and six month periods ended June 30, 2000.

UnumProvident Corporation and Subsidiaries

June 30, 2001


Note 4 - Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

                                                                               June 30              December 31
                                                                                 2001                  2000
                                                                                  (in millions of dollars)
                                                                      ----------------------------------------------
Net Unrealized Gain on Securities                                               $ 35.8                $212.8
Net Gain on Cash Flow Hedges                                                      70.6                     -
Foreign Currency Translation Adjustment                                          (58.7)                (72.1)
                                                                                ------                ------
Accumulated Other Comprehensive Income                                          $ 47.7                $140.7
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

The components of comprehensive income (loss) and the related deferred tax are as follows:

                                                                Three Months Ended June 30          Six Months Ended June 30
                                                                     2001               2000            2001             2000
                                                                                    (in millions of dollars)
                                                          ---------------------------------------------------------------------
Net Income                                                          $ 146.1            $ 143.1         $ 328.1          $ 277.6
                                                                    -------            -------         -------          -------

Change in Net Unrealized Gain (Loss) on Securities:
       Change Before Reclassification Adjustment                     (268.9)            (186.6)         (169.4)           (89.1)
       Reclassification Adjustment for Net Realized
        Investment Gains and Losses Included in Net Income              1.5               (1.8)            2.7             (1.6)
    Cumulative Effect Transition Adjustment for the
       Adoption of SFAS 133 and SFAS 138 - Note 2                         -                  -            23.2                -
Change in Net Gain on Cash Flow Hedges                                (40.4)                 -           (23.3)               -
Change in Foreign Currency Translation Adjustment                      24.1              (14.8)           10.8            (20.5)
                                                                    -------            -------         -------          -------
                                                                     (283.7)            (203.2)         (156.0)          (111.2)
Change in Deferred Tax                                               (104.0)             (71.4)          (63.0)           (36.6)
                                                                    -------            -------         -------          -------
Other Comprehensive Loss                                             (179.7)            (131.8)          (93.0)           (74.6)
                                                                    -------            -------         -------          -------

Comprehensive Income (Loss)                                         $ (33.6)           $  11.3         $ 235.1          $ 203.0
                                                                    =======            =======         =======          =======

UnumProvident Corporation and Subsidiaries

June 30, 2001

Note 5 - Segment Information

Selected data by segment is as follows:

                                                            Three Months Ended June 30            Six Months Ended June 30
                                                               2001              2000               2001             2000
                                                                                (in millions of dollars)
                                                            ----------------------------------------------------------------
Premium Income
  Employee Benefits                                          $1,080.9           $1,008.2          $2,133.9          $2,014.1
  Individual                                                    452.7              441.4             914.4             888.8
  Voluntary Benefits                                            195.7              184.7             391.2             366.5
  Other                                                          40.5              155.6              77.2             301.3
                                                             --------           --------          --------          --------
                                                              1,769.8            1,789.9           3,516.7           3,570.7
Net Investment Income and Other Income
  Employee Benefits                                             233.6              212.3             459.7             418.8
  Individual                                                    251.7              240.2             501.2             461.7
  Voluntary Benefits                                             32.6               29.5              68.5              58.9
  Other                                                          67.3              138.4             139.2             283.5
  Corporate                                                       9.5               11.6              21.3              22.6
                                                             --------           --------          --------          --------
                                                                594.7              632.0           1,189.9           1,245.5
Total Revenue (Excluding Net Realized
  Investment Gains and Losses)
  Employee Benefits                                           1,314.5            1,220.5           2,593.6           2,432.9
  Individual                                                    704.4              681.6           1,415.6           1,350.5
  Voluntary Benefits                                            228.3              214.2             459.7             425.4
  Other                                                         107.8              294.0             216.4             584.8
  Corporate                                                       9.5               11.6              21.3              22.6
                                                             --------           --------          --------          --------
                                                              2,364.5            2,421.9           4,706.6           4,816.2
Benefits and Expenses
  Employee Benefits                                           1,194.3            1,099.1           2,337.6           2,203.4
  Individual                                                    627.2              609.7           1,253.5           1,203.8
  Voluntary Benefits                                            188.0              174.8             379.0             346.4
  Other                                                          91.2              270.7             189.2             538.0
  Corporate                                                      51.4               49.8             108.2             100.2
                                                             --------           --------          --------          --------
                                                              2,152.1            2,204.1           4,267.5           4,391.8
Income (Loss) Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
  Employee Benefits                                             120.2              121.4             256.0             229.5
  Individual                                                     77.2               71.9             162.1             146.7
  Voluntary Benefits                                             40.3               39.4              80.7              79.0
  Other                                                          16.6               23.3              27.2              46.8
  Corporate                                                     (41.9)             (38.2)            (86.9)            (77.6)
                                                             --------           --------          --------          --------
                                                                212.4              217.8             439.1             424.4
Net Realized Investment Gains (Losses)                           (1.5)               1.8              (2.7)              1.6
                                                             --------           --------          --------          --------
Income Before Federal Income Taxes                              210.9              219.6             436.4             426.0
Federal Income Taxes                                             64.8               76.5             108.3             148.4
                                                             --------           --------          --------          --------
Net Income                                                   $  146.1           $  143.1          $  328.1          $  277.6
                                                             ========           ========          ========          ========

UnumProvident Corporation and Subsidiaries

June 30, 2001

Note 6 - Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere. Motions filed by UnumProvident and affiliates to dismiss most of the counts in the complaint, which alleged various breach of contract and statutory claims, were denied. A hearing to determine class certification was heard on December 20, 1999 in Superior Court and the class was certified. UnumProvident and affiliates appealed the class certification for the independent brokers, but the appeal was denied. Summary judgment motions were heard on November 10, 2000, and all motions from plaintiffs and defendants were denied. UnumProvident and affiliates filed a conditional counterclaim which requested a substantial return of commissions should the Superior Court have agreed with the plaintiffs' interpretation of the contracts.

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

The career agent class action purports to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers. At the hearing to determine class certification heard on December 20, 1999 in Superior Court, class certification was denied for the career agents. Summary judgment motions were heard on November 10, 2000 and all motions from plaintiffs and defendants were denied pertaining to the two class representatives whose cases survived. The career agent plaintiffs have re-filed, but not served, their complaint seeking class action status by limiting the issues to those in the certified broker class action.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers and career class action representatives alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. UnumProvident and affiliates appealed the denial of the 15 motions before the First Circuit Court of Appeals, but the District Court decision was affirmed. The two cases were set for arbitration in 2001. Plaintiffs appealed these two cases to the First Circuit Court of Appeals, but the District Court decision was affirmed on May 3, 2001. The first arbitration was heard before a NASD panel the week of June 25, 2001. The second arbitration will be held before a NASD panel the week of September 25, 2001. Eight of the other cases are tentatively set to begin trials in 2002. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

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

UnumProvident Corporation and Subsidiaries

June 30, 2001


Note 6 - Commitments and Contingent Liabilities - Continued

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

On February 16, 2001, each defendant answered the complaint by denying generally the material allegations of the complaint. On May 15, 2001, the district court issued an Amended Scheduling Order that, among other things, ordered all discovery to be complete by September 10, 2001, and directed that the case be prepared for trial in December 2001. The Company disputes the claims alleged in the complaint and plans to vigorously contest them.

On May 24, 2001, in an individual disability benefits case pending in federal court in Tampa, Florida, a jury returned a verdict of $36.7 million against The Paul Revere Life Insurance Company. There was no compensatory award because all outstanding benefits had been paid in advance of the trial. The Company has identified a number of legal issues and factual errors to challenge the award, all of which have been presented to the trial court in a series of post trial motions. The Company has requested that judgment be entered in its favor based on the evidence presented at trial or, in the alternative, that the court order that a new trial be held. Depending on the rulings in the trial court, the Company may be required to seek relief on appeal.

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

UnumProvident Corporation and Subsidiaries

June 30, 2001

Note 6 - Commitments and Contingent Liabilities - Continued

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

                      Independent Auditors' Review Report



Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of June 30, 2001, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of stockholders' equity and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



      /s/ ERNST & YOUNG LLP
      ----------------------



Chattanooga, Tennessee
July 25, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and elsewhere around the world. The Company's principal operating subsidiaries are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company. The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including life insurance, employer- and employee-paid group benefits, long-term care insurance, and related services.

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

Consolidated Operating Results

(in millions of dollars)
                                             Three Months Ended June 30                 Six Months Ended June 30
                                        --------------------------------------    --------------------------------------
                                            2001       % Change       2000             2001      % Change       2000
                                        -------------             ------------    -------------            -------------
Revenue
Premium Income                          $    1,769.8     (1.1)%   $   1,789.9     $    3,516.7     (1.5)%   $   3,570.7
Net Investment Income                          500.0     (7.9)          543.0            994.5     (9.2)        1,095.1
Other Income                                    94.7      6.4            89.0            195.4     29.9           150.4
                                        -------------             ------------    -------------            -------------
Total Revenue                                2,364.5     (2.4)        2,421.9          4,706.6     (2.3)        4,816.2
                                        -------------             ------------    -------------            -------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                           1,571.2     (3.7)        1,631.1          3,089.3     (3.8)        3,210.6
Commissions                                    196.4      4.0           188.9            395.3      2.8           384.5
Interest and Debt Expense                       44.2     (2.0)           45.1             87.0     (2.2)           89.0
Deferral of Policy Acquisition Costs          (164.7)    10.9          (148.5)          (343.7)    16.2          (295.7)
Amortization of Deferred Policy
   Acquisition Costs                            95.6    (23.3)          124.6            210.7    (21.4)          268.2
Amortization of Value of
   Business Acquired                            12.8      3.2            12.4             25.2      5.4            23.9
Amortization of Goodwill                         5.3     (1.9)            5.4             10.6        -            10.6
Operating Expenses                             391.3     13.4           345.1            793.1     13.2           700.7
                                        -------------             ------------    -------------            -------------
Total Benefits and Expenses                  2,152.1     (2.4)        2,204.1          4,267.5     (2.8)        4,391.8
                                        -------------             ------------    -------------            -------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)                      212.4     (2.5)          217.8            439.1      3.5           424.4
Federal Income Taxes                            66.1    (12.8)           75.8            110.0    (25.6)          147.8
                                        -------------             ------------    -------------            -------------
Income Before Net Realized
   Investment Gain (Loss)                      146.3      3.0           142.0            329.1     19.0           276.6
Net Realized Investment Gain (Loss)             (0.2)    N.M.             1.1             (1.0)    N.M.             1.0
                                        -------------             ------------    -------------            -------------
Net Income                              $      146.1      2.1     $     143.1     $      328.1     18.2     $     277.6
                                        =============             ============    =============            =============

N.M. = not a meaningful percentage

During the first quarter of 2001, the Company recognized a tax benefit of approximately $35.2 million related to its investment in the foreign reinsurance operations, which lowers the 2001 tax rate below the U.S. federal statutory rate of 35 percent. Additionally, as a result of tax legislation enacted in the United Kingdom during 2000 that allows additional group tax relief among companies with common ownership, the Company began recognizing foreign tax benefits during 2001.

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)
                                             Three Months Ended June 30                   Six Months Ended June 30
                                      -----------------------------------------   ------------------------------------------
                                           2001        % Change        2000            2001        % Change        2000
                                      --------------              -------------   --------------              --------------
Revenue
Premium Income
   Group Long-term Disability          $      536.8       4.1 %   $      515.6     $    1,063.3       2.9 %   $     1,033.6
   Group Short-term Disability                145.2      13.0            128.5            282.1      11.5             252.9
   Group Life                                 327.2       8.8            300.6            646.2       7.1             603.5
   Accidental Death &
      Dismemberment                            51.1       6.0             48.2            103.1       8.4              95.1
   Group Long-term Care                        20.6      34.6             15.3             39.2      35.2              29.0
                                      --------------              -------------   --------------              --------------
Total Premium Income                        1,080.9       7.2          1,008.2          2,133.9       5.9           2,014.1
Net Investment Income                         188.6       8.1            174.4            372.8       8.1             344.8
Other Income                                   45.0      18.7             37.9             86.9      17.4              74.0
                                      --------------              -------------   --------------              --------------
Total Revenue                               1,314.5       7.7          1,220.5          2,593.6       6.6           2,432.9
                                      --------------              -------------   --------------              --------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                            912.6       7.7            847.0          1,766.3       5.2           1,678.4
Commissions                                    87.5      11.0             78.8            172.3       2.9             167.5
Deferral of Policy Acquisition Costs          (67.3)     21.9            (55.2)          (145.3)     21.5            (119.6)
Amortization of Deferred Policy
   Acquisition Costs                           30.0     (18.0)            36.6             81.2      (4.4)             84.9
Amortization of Value of
   Business Acquired                            0.5     (16.7)             0.6              1.0     (16.7)              1.2
Operating Expenses                            231.0      20.8            191.3            462.1      18.2             391.0
                                      --------------              -------------   --------------              --------------
Total Benefits and Expenses                 1,194.3       8.7          1,099.1          2,337.6       6.1           2,203.4
                                      --------------              -------------   --------------              --------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)              $      120.2      (1.0)     $     121.4     $      256.0      11.5      $      229.5
                                      ==============              =============   ==============              ==============

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

Employee Benefits new annualized sales, on a submitted date basis, increased
17.3 percent to $227.3 million in the second quarter of 2001 from $193.8 million in the second quarter of 2000. On an effective date basis, sales increased 12.5 percent to $149.1 million in the second quarter of 2001 from $132.5 million in the second quarter of 2000. Year-to-date sales for 2001 were $383.4 million on a submitted date basis and $626.4 million on an effective date basis, compared to year-to-date 2000 sales of $327.8 million on a submitted date basis and $472.8 million on an effective date basis. The Company has adjusted its focus to integrated selling that combines long-term disability, short-term disability, and group life products. During the first six months of 2001, 28 percent of all new sales were with long-term disability, short-term disability, and group life combined coverage. This compares to 31 percent for the first six months of 2000 and 32 percent and 26 percent for the twelve months of 2000 and 1999.

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. The Company implemented a number of initiatives throughout 2000 which helped maintain the sales momentum achieved during the last half of 2000 and continuing into 2001, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company's primary business markets, the Company has national practice groups that focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company's sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will continue to favorably impact sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth.

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred acquisition costs. Actual persistency experienced during the second quarter of 2001 for group disability, group life, and accidental death and dismemberment products improved over the year ago quarter and compared favorably to the persistency expected at the time the business was written. Persistency during the first quarter of 2001, however, was unfavorable when compared to the expected persistency, resulting in additional amortization of $20.3 million during the first quarter of 2001. The additional amortization related to persistency in the second quarter and first six months of 2000 was $7.3 million and $25.9 million, respectively. It is expected that persistency for the foreseeable future may continue to be lower than historical levels for group disability as well as group life. The Company's 2001 renewal program has generally been successful at retaining business that is relatively more profitable than business that terminated, particularly in group disability. It is expected that the additional premium and related profits associated with renewal activity will emerge throughout 2001. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $38.4 million in the second quarter of 2001 compared to $31.6 million in the second quarter of 2000. On a year-to-date basis, revenue was $74.1 million in 2001 and $61.7 million in 2000.

Group Disability


Group disability revenue was $837.5 million in the second quarter of 2001 compared to $796.0 million in the second quarter of 2000. Second quarter new annualized sales for group long-term disability on a submitted date basis were $73.0 million in 2001 and $68.2 million in 2000. New annualized sales for group short-term disability on a submitted basis were $38.2 million in the second quarter of 2001 as compared to $29.6 million in the second quarter of 2000. On an effective date basis, new annualized sales for long-term disability and short-term disability, respectively, were $64.7 million and $27.8 million in the second quarter of 2001 and $63.2 million and $23.1 million in the second quarter of 2000.

For the first six months, group disability revenue was $1,653.0 million in 2001 compared to $1,586.0 million in 2000. New annualized sales for group long-term disability on a submitted date basis were $142.8 million in the first six months of 2001 and $131.7 million in the same period of 2000. New annualized sales for group short-term disability on a submitted basis were $66.2 million in 2001 as compared to $51.9 million in 2000. On an effective date basis, new annualized sales for the first six months for long-term disability and short-term disability, respectively, were $227.3 million and $115.8 million in 2001 and $198.0 million and $84.5 million in 2000.

A critical part of the Company's strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company has implemented pricing changes in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions.

Group disability reported income of $90.4 million for the second quarter of 2001 compared to $67.0 million for the second quarter of 2000. Positive impacts on income were a $41.5 million revenue increase and an improvement in the benefit ratio. The commission ratio also improved relative to the second quarter of 2000. Negatively impacting income was an increase in the operating expense ratio in the second quarter of 2001 compared to the second quarter of 2000 and the full year 2000.

Group disability reported income of $177.0 million for the six months of 2001 compared to $123.3 million for the same period of 2000. Positive impacts on income were a $67.0 million revenue increase and an improvement in the benefit ratio. The commission ratio also improved relative to the first six months of 2000. Negatively impacting income was an increase in the operating expense ratio for 2001 compared to 2000. The first quarter and six month 2001 results include $12.0 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during the first quarter of 2001 relative to that which was expected. Persistency during the second quarter of 2001 was favorable compared to expected, resulting in no additional amortization. The additional amortization during the second quarter and first six months of 2000 was $5.8 million and $19.6 million, respectively. For both 2001 and 2000, the disability business retained is relatively more profitable than the business that terminated.

The fundamentals underlying risk results in the group disability line continue to exhibit improvements in 2001, as demonstrated by the lower benefit ratios for second quarter and year-to-date. Claim recovery rates for long-term disability continue to show an improving trend. Submitted claim incidence for long-term disability is down slightly from the first quarter of 2001, but continues to be at a higher level than experienced during recent quarters. The paid claim incidence for long-term disability, which has increased when compared to the second quarter of last year, is consistent with the first quarter of 2001 and is lower than the fourth quarter of 2000. For short-term disability, the average weekly indemnity and submitted claim incidence have increased over the second quarter of 2000. The average claim duration for short-term disability is at its lowest level since the second quarter of 1999.

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

The Company, similar to all financial institutions, has some exposure if a severe and prolonged recession occurs, but management believes that the Company is well positioned if a weaker economy were to occur. Many of the Company's products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. The Company has a well-diversified book of insurance exposure, with no unusual concentrations of risk in any one industry. Because of improvements made in the claims organization in recent years, the Company believes it can respond to increased levels of submitted claims which might result from a slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $26.2 million in the second quarter of 2001 compared to $51.6 million in the second quarter of 2000. New annualized sales on a submitted date basis increased to $116.1 million in the second quarter of 2001 as compared to the $96.0 million reported in the second quarter of 2000. On an effective date basis, new annualized sales were $56.6 million in the second quarter of 2001 compared to $46.2 million for the same period last year.

For the first six months, group life, accidental death and dismemberment, and long-term care reported income of $72.1 million in 2001 compared to $101.6 million in 2000. New annualized sales on a submitted date basis were $174.4 million in 2001 compared to $144.2 million in 2000. On an effective date basis, new annualized sales were $283.3 million in 2001 and $190.3 million for 2000.

Group life, accidental death and dismemberment, and long-term care reported an increase in revenue for the second quarter and six months of 2001 compared to the same periods last year due to increases in both premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio and operating expense ratio when compared to the previous year reporting periods. The amortization of deferred policy acquisition costs for the first quarter and six months of 2001 includes $8.3 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during the first quarter of 2001 than expected at the time the policies were written. The unfavorable first quarter variance of actual to expected terminations occurred primarily in the group life product line. During the second quarter of 2001, actual persistency was favorable compared to expected, and no additional amortization was reported. The additional amortization during the second quarter and first six months of 2000 was $1.5 million and $6.3 million, respectively.

Group life, which was the primary contributor to the decrease in income for the second quarter of 2001, reported an increase in the benefit ratio for the second quarter and six months of 2001 compared to the prior year periods. Paid mortality incidence was above seasonal expectations and at its highest level in recent periods. The average paid claim size has also increased. Waiver incidence for the second quarter of 2001, which continues to be above historical levels and increased significantly from the first quarter of 2001, is down from the prior year second quarter. The claim recovery rate on waiver claims has increased, somewhat mitigating the impact of the increase in waiver incidence. Although persistency of the business has improved, group life is experiencing a higher level of terminations in business that is relatively more profitable than the retained business. The Company has implemented several actions which include tighter underwriting guidelines and pricing changes and is developing case specific remedial plans for poorly performing business. The Company believes these actions will improve profitability in group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of the actions implemented, it is expected that the sales growth rate in this business will slow from that experienced in recent quarters.

The 2001 second quarter benefit ratio for accidental death and dismemberment is lower than the first quarter of 2001 and second quarter of 2000, primarily as a result of a decrease in paid incidence. For the six months of 2001, the benefit ratio is higher than the previous year due to the high rate of claim incidence that occurred during the first quarter of 2001. Group long-term care reported a decrease in the benefit ratio for the second quarter and six months of 2001 compared to the comparable periods of 2000. The incidence rates for both submitted and paid claims decreased over the prior year second quarter and first six months, although the paid incidence has been increasing throughout the last two quarters. The long-term care claim recovery rate for the second quarter is above the rate for the second quarter of 2000, but the average for the first six months of 2001 is slightly below the comparable prior year period.

Individual Segment Operating Results

(in millions of dollars)

                                            Three Months Ended June 30                 Six Months Ended June 30
                                      ---------------------------------------   ----------------------------------------
                                          2001       % Change        2000           2001        % Change        2000
                                      -------------              ------------   --------------              ------------
Revenue
Premium Income
   Individual Disability              $      409.2          - %  $     409.4    $       831.2       0.4 %   $     827.6
   Individual Long-term Care                  43.5       35.9           32.0             83.2      35.9            61.2
                                      -------------              ------------   --------------              ------------
Total Premium Income                         452.7        2.6          441.4            914.4       2.9           888.8
Net Investment Income                        224.8       10.0          204.3            448.7       9.2           411.0
Other Income                                  26.9      (25.1)          35.9             52.5       3.6            50.7
                                      -------------              ------------   --------------              ------------
Total Revenue                                704.4        3.3          681.6          1,415.6       4.8         1,350.5
                                      -------------              ------------   --------------              ------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                           473.0        1.8          464.5            942.3       3.7           908.9
Commissions                                   62.3       (0.5)          62.6            128.2         -           128.2
Deferral of Policy Acquisition Costs         (53.9)       9.1          (49.4)          (109.5)      9.3          (100.2)
Amortization of Deferred Policy
   Acquisition Costs                          26.3       20.1           21.9             51.7      16.2            44.5
Amortization of Value of
   Business Acquired                          11.8        7.3           11.0             23.1      13.2            20.4
Operating Expenses                           107.7        8.7           99.1            217.7       7.8           202.0
                                      -------------              ------------   --------------              ------------
Total Benefits and Expenses                  627.2        2.9          609.7          1,253.5       4.1         1,203.8
                                      -------------              ------------   --------------              ------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)             $       77.2        7.4    $      71.9    $       162.1      10.5     $     146.7
                                      =============              ============   ==============              ============

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $39.0 million in the second quarter of 2001 compared to $29.7 million in the second quarter of 2000. On a year-to-date basis, new annualized sales were $67.7 million in 2001 and $56.2 million in 2000. The Company has developed a new individual disability product portfolio which was released for sale in approved states early in the fourth quarter of 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis, contingent on further state approvals of the new product portfolio, as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results." The persistency of existing individual disability income business continues to be stable.

Revenue was $653.6 million for the second quarter of 2001 compared to $645.2
million in the same period of 2000.   Income in the individual disability line
of business was $73.1 million in the second quarter of 2001, an increase of 5.0 percent over the prior year second quarter. The benefit ratio for the second quarter of 2001 was unchanged compared to the second quarter of 2000, but the ratio increased over the first quarter of 2001 and the full year 2000. The interest adjusted loss ratio was 61.7 percent and 61.8 percent for the second quarter of 2001 and 2000, respectively. Submitted claim incidence increased from the first quarter of 2001 and is higher than recent historical incidence. Paid incidence, however, has improved relative to the first quarter of 2001 as well as the second quarter of 2000, and the claim recovery rate improved for the second quarter of 2001 relative to the same period last year, although it has decreased from the previous two quarters. Individual disability benefited from a slightly improved commission ratio for second quarter 2001 as compared to second quarter 2000, but the operating expense ratio increased.

For the first six months, revenue was $1,317.8 million in 2001 and $1,280.8 million in 2000. Income was $157.1 million in 2001 compared to $142.0 million in 2000. The benefit ratio increased from the prior year comparable period due to an increase in submitted incidence. Paid incidence improved during the first six months of 2001 compared to the first six months of 2000. The interest adjusted loss ratio was 61.7 percent and 62.5 percent for the six months of 2001 and 2000, respectively.

Individual Long-term Care

The individual long-term care line of business reported increased premium income for the second quarter of 2001 compared to the same period of 2000, primarily due to new sales growth for individual long-term care. New annualized sales for long-term care were $13.7 million for the second quarter of 2001 and $25.5 million for the first six months. For the comparable periods of 2000, new sales were $10.7 million and $21.5 million. The Company expects the strong sales momentum in individual long-term care to continue.

Income in the individual long-term care line of business was $4.1 million for the second quarter of 2001 compared to $2.3 million for the same period of 2000, primarily due to an increase in revenue and a decrease in both the benefit ratio and the commission and operating expense ratios. The decrease in the benefit ratio was driven by a decrease in the new claim rate compared to the second quarter of 2000 and the first quarter of 2001 and an increase in the claim recovery rate.

For the first six months, income in the individual long-term care lines of business was $5.0 million in 2001 compared to $4.7 million for the same period of 2000, primarily due to the increase in premium income resulting from the sales growth of recent periods. The benefit ratio was higher for the 2001 period, driven primarily by the first quarter of 2001 new claim experience.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                              Three Months Ended June 30                   Six Months Ended June 30
                                      ------------------------------------------   ----------------------------------------
                                           2001         % Change        2000           2001       % Change        2000
                                      ---------------               ------------   -------------              -------------
Revenue
Premium Income                        $        195.7       6.0 %    $     184.7    $      391.2      6.7 %    $      366.5
Net Investment Income                           30.5      10.1             27.7            61.7     11.0              55.6
Other Income                                     2.1      16.7              1.8             6.8    106.1               3.3
                                      ---------------               ------------   -------------              -------------
Total Revenue                                  228.3       6.6            214.2           459.7      8.1             425.4
                                      ---------------               ------------   -------------              -------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                             121.2       8.4            111.8           239.6      9.2             219.4
Commissions                                     43.3      11.3             38.9            88.2     26.7              69.6
Deferral of Policy Acquisition Costs           (43.4)      3.1            (42.1)          (88.8)    23.2             (72.1)
Amortization of Deferred Policy
   Acquisition Costs                            28.6      (4.3)            29.9            61.6     11.4              55.3
Amortization of Value of
   Business Acquired                             0.5     150.0              0.2             1.1        -               1.1
Operating Expenses                              37.8       4.7             36.1            77.3      5.7              73.1
                                      ---------------               ------------   -------------              -------------
Total Benefits and Expenses                    188.0       7.6            174.8           379.0      9.4             346.4
                                      ---------------               ------------   -------------              -------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)             $         40.3       2.3      $      39.4    $       80.7      2.2      $       79.0
                                      ===============               ============   =============              =============

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $228.3 million in the second quarter of 2001 from $214.2 million in the second quarter of 2000 primarily due to the increase in premium income which was attributable to sales growth and favorable persistency. New annualized sales for the second quarter of 2001 were $66.4 million, an increase of 13.9 percent over the comparable prior year period. For the first six months, sales were $132.4 million in 2001 and $121.6 million in 2000. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results."

For both the second quarter and six months of 2001, all of the product lines reported an increase in premium income and net investment income over the comparable periods of 2000. The life product line reported an improvement in the benefit ratio, and the disability product line benefit ratio was essentially flat with recent quarters. However, the overall benefit ratio for the segment was slightly higher than the second quarter and six months of 2000, primarily due to an increase in claims in the cancer product line. The Company is re-pricing existing business in the cancer product line, at contract renewal dates, in an attempt to mitigate the effect of the claim experience.

Other Segment Operating Results

(in millions of dollars)

                                             Three Months Ended June 30                     Six Months Ended June 30
                                     -------------------------------------------   -------------------------------------------
                                          2001         % Change        2000             2001        % Change         2000
                                     --------------               --------------   --------------               --------------
Revenue
Premium Income                       $         40.5    (74.0)%    $        155.6   $         77.2   (74.4)%     $        301.3
Net Investment Income                          50.2    (61.5)              130.3            103.3   (61.7)               269.5
Other Income                                   17.1    111.1                 8.1             35.9   156.4                 14.0
                                     --------------               --------------   --------------               --------------
Total Revenue                                 107.8    (63.3)              294.0            216.4   (63.0)               584.8
                                     --------------               --------------   --------------               --------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                             64.4    (69.0)              207.8            141.1   (65.1)               403.9
Other Expenses                                 26.8    (57.4)               62.9             48.1   (64.1)               134.1
                                     --------------               --------------   --------------               --------------
Total Benefits and Expenses                    91.2    (66.3)              270.7            189.2   (64.8)               538.0
                                     --------------               --------------   --------------               --------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)            $         16.6    (28.8)     $         23.3   $         27.2   (41.9)      $         46.8
                                     ==============               ==============   ==============               ==============

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

Individual Life and Corporate-Owned Life

During 2000, the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries. The reinsurance agreements were effective as of July 1, 2000. This reinsurance transaction resulted in a decrease in individual life and corporate-owned life second quarter and six month revenue and income in 2001 relative to the comparable periods of 2000. Total revenue and income were $13.2 million and $7.6 million, respectively, in the second quarter of 2001 compared to $106.6 million in revenue and $16.1 million in income for the same period of 2000. Revenue and income decreased $192.8 million and $16.1 million, respectively, in 2001 year-to-date compared to the first six months of 2000.

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

The reinsurance pools and management operations reported income of $4.2 million in the second quarter of 2001 and a loss of $0.5 million for the comparable period of 2000. On a year-to-date basis, income was $3.2 million in 2001 compared to a loss of $0.4 million in 2000. Premium income for the second quarter of 2001 was $25.8 million compared to $115.2 million in the second quarter of 2000. Through June, premium income was $51.6 million in 2001 and $216.3 million in 2000.


Corporate Segment Operating Results

Revenue in the Corporate segment was $9.5 million in the second quarter of 2001 and $11.6 million in the second quarter of 2000. Interest and debt expense was $44.2 million in the second quarter of 2001 compared to $45.1 million for the second quarter of 2000. The amortization of goodwill was $5.3 million in the second quarter of 2001 and $5.4 million in the comparable period of 2000.

For the first six months, revenue was $21.3 million and $22.6 million in 2001 and in 2000. Interest and debt expense was $87.0 million in 2001 compared to $89.0 million for 2000, and the amortization of goodwill was $10.6 million for both periods.

The Corporate segment reported a loss of $41.9 million and $86.9 million for the second quarter and six months of 2001 compared to a loss of $38.2 million and $77.6 million for the same periods of 2000.


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

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, second quarter 2001 net investment income increased 9.0 percent over the previous year second quarter. The overall yield in the portfolio remains relatively stable at 8.06 percent as of the end of the second quarter of 2001 compared to 8.04 percent at December 31, 2000. The Company is presently evaluating the possible sale of all or a portion of the real estate and mortgage loan portfolios for replacement with longer duration securities.

The following table provides the distribution of invested assets for the periods indicated. Policy loans are reported on a gross basis in the statements of financial condition contained herein in Item 1 and in the table below. Policy loans of $2.3 billion and $2.2 billion were ceded as of June 30, 2001 and December 31, 2000, respectively, and the investment income thereon is no longer included in income.

                                                       June 30  December 31
                                                         2001      2000
                                                         ----      ----
     Investment-Grade Fixed Maturity Securities          78.8%     78.3%
     Below-Investment-Grade Fixed Maturity Securities     7.3       6.6
     Equity Securities                                    0.1       0.1
     Mortgage Loans                                       3.7       4.3
     Real Estate                                          0.4       0.4
     Policy Loans                                         8.9       9.1
     Other Invested Assets                                0.8       1.2
                                                        -----     -----
             Total                                      100.0%    100.0%
                                                        =====     =====

Fixed Maturity Securities

The Company's investment in mortgage-backed securities, on an amortized cost basis, was approximately $3.6 billion and $3.5 billion at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the mortgage-backed securities had an average life of 11.5 years and effective duration of 9.8 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at June 30, 2001, was $1,988.1 million, representing 7.9 percent of invested assets excluding ceded policy loans, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,760.8 million at December 31, 2000, representing 7.2 percent of invested assets excluding ceded policy loans.

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

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $1,025.3 million and $1,135.6 million at June 30, 2001, and December 31, 2000, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low, reflecting the improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company's investment portfolio during the first six months of 2001 or the year 2000 other than two new purchase money mortgage loans for $12.3 million and $14.8 million, respectively, associated with the sale of real estate.

At June 30, 2001, and December 31, 2000, impaired loans totaled $13.3 million and $17.7 million, respectively. Included in the impaired loans at June 30, 2001 were $6.5 million of loans which had a related, specific investment valuation allowance of $2.4 million and $6.8 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $6.0 million and $8.5 million at June 30, 2001 and December 31, 2000, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the six and twelve month periods ended June 30, 2001, and December 31, 2000.

Real estate was $99.4 million and $116.7 million at June 30, 2001, and December 31, 2000. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $8.0 million at June 30, 2001, and $18.3 million at December 31, 2000.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $5.5 million and $5.0 million, respectively, during the second and first quarters of 2001. The real estate valuation allowance was reduced $5.7 million during the first quarter of 2001 in conjunction with the sale of the associated property. At June 30, 2001, the balance in the valuation allowance for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company's exposure to non-current investments totaled $93.5 million at June 30, 2001, or 0.3 percent of invested assets. These non-current investments are foreclosed real estate held for sale and fixed income securities that became more than thirty days past due in principal and interest payments.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings. Positions under the Company's hedging programs for derivative activity that were open during the first half of 2001 involved current and forward interest rate swaps, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $817.9 million for the six months ended June 30, 2001, as compared to $533.0 million in the comparable period in 2000. The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements.

At June 30, 2001, the Company had long-term debt totaling $2,039.2 million and no short-term debt. At June 30, 2001, approximately $702.3 million was available for additional financing under the Company's revolving credit facilities. The debt to total capital ratio declined to 29.3 percent at June 30, 2001 compared to 30.2 percent at December 31, 2000.

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

During the third quarter of 2000, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. The shelf registration became effective in September 2000. In March 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. Contingent upon market conditions and corporate needs, remaining funding under the shelf registration will be used to refinance debt on a longer-term basis and/or to fund other corporate needs.

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

----------------------------------------------------------------------------------------------------------------------------
                                             S&P                   Moody's                   Fitch               AM Best
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
----------------------------------------------------------------------------------------------------------------------------
  Senior Debt                            A- (Strong)         Baa1 (Medium Grade)           A- (High             Not Rated
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
  Junior Subordinated Debt               BBB (Good)          Baa2 (Medium Grade)          BBB+ (Good            Not Rated
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
  Commercial Paper                       A-2 (Good)             Prime-2 (Strong             F2 (Good            Not Rated
                                                                   Ability)             Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
  Provident Life & Accident           AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Provident Life & Casualty               Not Rated                Not Rated                Not Rated         A+ (Superior)
-----------------------------------------------------------------------------------------------------------------------------
  Unum Life of America                AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  First Unum Life                     AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Colonial Life & Accident            AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Paul Revere Life                    AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
  Paul Revere Variable                AA- (Very Strong)       A2 (Good Financial       AA- (Very Strong)      A+ (Superior)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2000. During the first six months of 2001, there was no substantive change to the Company's market risk or the management of such risk.

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

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UnumProvident Corporation
                                                (Registrant)



Date: August 10, 2001                      /s/ J. Harold Chandler
                                           ------------------------------------
                                           J. Harold Chandler
                                           Chairman, President, and Chief
                                           Executive Officer



Date: August 10, 2001                      /s/ Thomas R. Watjen
                                           ------------------------------------
                                           Thomas R. Watjen
                                           Executive Vice President, Finance
                                           and Risk Management