Form 10-Q/A
period 2001-06-30
UNUMPROVIDENT CORP
filed 2001-11-06
CIK 5513

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

                         Commission file number 1-11834

                            UnumProvident Corporation
             (Exact name of registrant as specified in its charter)



            Delaware                                     62-1598430
  (State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes   [X]    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 2001
           -----                                    ----------------------------
Common stock, $0.10 par value                                241,982,062



                                            TABLE OF CONTENTS

                                                PART I
     Cautionary Statement Regarding Forward-Looking Statements                                           1

1.   Financial Statements (Unaudited):

     Condensed Consolidated Statements of Financial Condition at June 30, 2001 and
        December 31, 2000 ...........................................................................    2

     Condensed Consolidated Statements of Income for the three and six months ended
        June 30, 2001 and 2000 ......................................................................    4

     Condensed Consolidated Statements of Stockholders' Equity for the six months ended
        June 30, 2001 and 2000 ......................................................................    5

     Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 2001 and 2000 ......................................................................    6

     Notes to Condensed Consolidated Financial Statements ...........................................    7

     Independent Auditors' Review Report ............................................................   15


2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........   16

3.   Quantitative and Qualitative Disclosure about Market Risk ......................................   29


                                                PART II

4.   Submission of Matters to a Vote ................................................................   30

6.   Exhibits and Reports on Form 8-K ...............................................................   30

     Signatures .....................................................................................   31

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the annual meeting of stockholders held May 10, 2001 at 10:00 A.M., the Company's stockholders approved, as recommended by the Board of Directors, the election of four directors for terms expiring in 2004 and an amendment to the Stock Plan of 1999, as listed in the proxy statement and set forth below:

                                             Votes For         Votes Withheld
                                            -----------        --------------
1.  Election of Directors
    ---------------------
    Ronald E. Goldsberry                    148,749,141           6,376,839
    Hugh O. Maclellan, Jr.                  144,449,030          10,676,950
    C. William Pollard                      148,748,312           6,377,668
    John W. Rowe                            148,743,073           6,382,907




                                Votes For     Votes Against     Votes Abstain
                               -----------    -------------     -------------
2.   Amendment to the
     Stock Plan of 1999        127,891,434      21,743,092        5,491,454





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

                                          UnumProvident Corporation
                                          (Registrant)




Date:  November 5, 2001                    /s/ J. Harold Chandler
                                           -------------------------------------
                                            J. Harold Chandler
                                            Chairman, President, and
                                             Chief Executive Officer