Form 10-Q
period 2001-09-30
UNUMPROVIDENT CORP
filed 2001-11-14
CIK 5513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
                         Commission file number 1-11834

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

Yes [X]   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at September 30, 2001
                -----                    ---------------------------------
     Common stock, $0.10 par value                  242,053,710

                               TABLE OF CONTENTS

                                     PART I

   Cautionary Statement Regarding Forward-Looking Statements......................................   1

1. Financial Statements (Unaudited):

   Condensed Consolidated Statements of Financial Condition at September 30, 2001 and December
    31, 2000.....................................................................................    2

   Condensed Consolidated Statements of Income for the three and nine months ended
     September 30, 2001 and 2000.................................................................    4

   Condensed Consolidated Statements of Stockholders' Equity for the nine months ended
     September 30, 2001 and 2000.................................................................    5

   Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2001 and 2000.................................................................    6

   Notes to Condensed Consolidated Financial Statements..........................................    7

   Independent Auditors' Review Report...........................................................   17

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........   18

3. Quantitative and Qualitative Disclosure about Market Risk.....................................   33

                                    PART II

6.  Exhibits and Reports on Form 8-K.............................................................   34

    Signatures...................................................................................   35


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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

   . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.
   . Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.
   . Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.
   . Retained risks in the Company's reinsurance operations are influenced by many factors and can fluctuate as a result of changes in these factors, and such fluctuations can have material positive or negative effects on net income.
   . Field force effectiveness in supporting new product offerings and providing customer service may not meet expectations.
   . Sales growth may be less than planned, which will impact revenue and profitability.
   . Actual experience may deviate from that assumed in pricing and underwriting.
   . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.
   . General economic or business conditions, both domestic and foreign, whether relating to the economy as a whole or to particular sectors, may be less favorable than expected, resulting in, among other things, lower than expected revenue, and the Company could experience higher than expected claims or claims with longer duration than expected.
   . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.
   .  Adverse changes may occur in the securities market.
   . Changes in the interest rate environment may adversely affect profit margins and the Company's investment portfolio.
   .  The rate of customer bankruptcies may increase.
   . Events or consequences relating to terrorism and acts of war, both domestic and foreign, which are in many respects unpredictable, may adversely affect the Company's business and may also affect the availability and cost of reinsurance.

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

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                        September 30          December 31
                                                             2001                 2000
                                                             (in millions of dollars)
                                                        ---------------------------------
                                                        (Unaudited)
Assets
 Investments
  Fixed Maturity Securities
    Available-for-Sale                                    $24,760.2             $22,242.3
    Held-to-Maturity                                              -                 346.6
  Equity Securities                                            10.6                  24.5
  Mortgage Loans                                              998.4               1,135.6
  Real Estate                                                  59.9                 116.7
  Policy Loans                                              2,483.9               2,426.7
  Short-term Investments                                       82.9                 279.4
  Other Long-term Investments                                  22.0                  32.3
                                                          ---------             ---------
      Total Investments                                    28,417.9              26,604.1

 Cash and Bank Deposits                                       100.6                 107.1
 Accounts and Premiums Receivable                           2,003.0               1,851.3
 Reinsurance Receivable                                     5,780.4               6,046.5
 Accrued Investment Income                                    604.0                 532.2
 Deferred Policy Acquisition Costs                          2,610.7               2,424.0
 Value of Business Acquired                                   553.7                 591.6
 Goodwill                                                     678.3                 683.3
 Other Assets                                               1,462.1               1,456.2
 Separate Account Assets                                       47.3                  67.6
                                                          ---------             ---------

Total Assets                                              $42,258.0             $40,363.9
                                                          =========             =========

See notes to condensed consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                           September 30          December 31
                                                                2001                 2000
                                                                (in millions of dollars)
                                                           ---------------------------------
                                                           (Unaudited)
Liabilities and Stockholders' Equity
 Policy and Contract Benefits                               $ 1,912.2             $ 1,796.8
 Reserves for Future Policy and Contract Benefits and
   Unearned Premiums                                         27,228.5              25,966.7
 Other Policyholders' Funds                                   2,505.6               2,645.1
 Federal Income Tax                                             562.1                 499.2
 Short-term Debt                                                172.5                 402.2
 Long-term Debt                                               2,016.8               1,615.5
 Other Liabilities                                            1,486.8               1,495.3
 Separate Account Liabilities                                    47.3                  67.6
                                                            ---------             ---------

Total Liabilities                                            35,931.8              34,488.4
                                                            ---------             ---------

Commitments and Contingent Liabilities - Note 7

Company-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debt Securities of the Company                     300.0                 300.0
                                                            ---------             ---------

Stockholders' Equity
 Common Stock, $0.10 par
   Authorized:  725,000,000 shares
   Issued:  242,230,005 and 241,310,917 shares                   24.2                  24.1
 Additional Paid-in Capital                                   1,059.1               1,040.2
 Accumulated Other Comprehensive Income                         227.1                 140.7
 Retained Earnings                                            4,728.8               4,379.7
 Treasury Stock at Cost:  176,295 shares                         (9.2)                 (9.2)
 Deferred Compensation                                           (3.8)                    -
                                                            ---------             ---------

Total Stockholders' Equity                                    6,026.2               5,575.5
                                                            ---------             ---------

Total Liabilities and Stockholders' Equity                  $42,258.0             $40,363.9
                                                            =========             =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                   September 30
                                                                   2001             2000           2001             2000
                                                                         (in millions of dollars, except share data)
                                                                 -----------------------------------------------------------
Revenue
   Premium Income                                                $1,792.2         $1,754.6         $5,308.9         $5,325.3
   Net Investment Income                                            515.5            482.4          1,510.0          1,577.5
   Net Realized Investment Losses                                    (9.1)           (14.0)           (11.8)           (12.4)
   Other Income                                                      78.8             88.7            274.2            239.1
                                                                 --------         --------         --------         --------
Total Revenue                                                     2,377.4          2,311.7          7,081.3          7,129.5
                                                                 --------         --------         --------         --------

Benefits and Expenses
   Benefits and Change in Reserves for Future Benefits            1,611.0          1,556.7          4,700.3          4,767.3
   Commissions                                                      191.3            188.6            586.6            573.1
   Interest and Debt Expense                                         41.1             47.2            128.1            136.2
   Deferral of Policy Acquisition Costs                            (165.7)          (138.1)          (509.4)          (433.8)
   Amortization of Deferred Policy Acquisition Costs                105.3             95.2            316.0            363.4
   Amortization of Value of Business Acquired and                    17.9             18.8             53.7             53.3
    Goodwill
   Other Operating Expenses                                         383.3            334.8          1,176.4          1,035.5
                                                                 --------         --------         --------         --------
Total Benefits and Expenses                                       2,184.2          2,103.2          6,451.7          6,495.0
                                                                 --------         --------         --------         --------

Income Before Federal Income Taxes                                  193.2            208.5            629.6            634.5
Federal Income Taxes                                                 66.1             71.5            174.4            219.9
                                                                 --------         --------         --------         --------
Net Income                                                       $  127.1         $  137.0         $  455.2         $  414.6
                                                                 ========         ========         ========         ========

Net Income Per Common Share
   Basic                                                         $   0.53         $   0.57         $   1.88         $   1.72
   Assuming Dilution                                             $   0.52         $   0.57         $   1.87         $   1.72


Dividends Paid Per Common Share                                  $ 0.1475         $ 0.1475         $ 0.4425         $ 0.4425

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                             Accumulated
                                                Additional      Other
                                        Common   Paid-in    Comprehensive   Retained  Treasury     Deferred
                                        Stock    Capital    Income (Loss)   Earnings   Stock     Compensation         Total
                                                                       (in millions of dollars)
                                      ----------------------------------------------------------------------------------------
Balance at December 31, 1999             $24.1    $1,028.6    $ (18.9)      $3,957.6   $(9.2)       $     -          $ 4,982.2

Comprehensive Income, Net of Tax
 Net Income                                                                    414.6                                     414.6
 Change in Net Unrealized Gain
   (Loss) on Securities                                         (57.2)                                                   (57.2)
 Change in Foreign Currency
   Translation Adjustment                                       (28.6)                                                   (28.6)
                                                                                                                     ---------
Total Comprehensive Income                                                                                               328.8
                                                                                                                     ---------

Common Stock Activity                                  7.7                                                                 7.7
Dividends to Stockholders                                                     (142.0)                                   (142.0)
                                         -----    --------  ---------       --------   -----        -------          ---------

Balance at September 30, 2000            $24.1    $1,036.3    $(104.7)      $4,230.2   $(9.2)       $     -          $ 5,176.7
                                         =====    ========  =========       ========   =====        =======          =========

Balance at December 31, 2000             $24.1    $1,040.2    $ 140.7       $4,379.7   $(9.2)       $     -          $ 5,575.5

Comprehensive Income, Net of Tax
 Net Income                                                                    455.2                                     455.2
 Change in Net Unrealized
   Gain on Securities                                            37.7                                                     37.7
 Change in Net Gain on Cash
   Flow Hedges                                                   37.8                                                     37.8
 Change in Foreign Currency
   Translation Adjustment                                        10.9                                                     10.9
                                                                                                                     ---------
Total Comprehensive Income                                                                                               541.6
                                                                                                                     ---------

Common Stock Activity                      0.1        18.9                                             (3.8)              15.2
Dividends to Stockholders                                                     (106.1)                                   (106.1)
                                         -----    --------  ---------       --------   -----        -------          ---------

Balance at September 30, 2001            $24.2    $1,059.1    $ 227.1       $4,728.8   $(9.2)       $  (3.8)         $ 6,026.2
                                         =====    ========  =========       ========   =====        =======          =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

                                                                 Nine Months Ended September 30
                                                                        2001           2000
                                                                    (in millions of dollars)
                                                                 ------------------------------
Net Cash Provided by Operating Activities                           $   963.8      $   897.3
                                                                    ---------      ---------

Cash Flows from Investing Activities
 Proceeds from Sales of Investments                                   2,029.4        1,529.2
 Proceeds from Maturities of Investments                                811.8          801.4
 Purchase of Investments                                             (4,064.1)      (2,977.0)
 Net Sales of Short-term Investments                                    195.8           68.8
 Acquisition of Business                                                (10.2)         (94.2)
 Disposition of Business                                                    -          (78.2)
 Other                                                                   21.2          (45.7)
                                                                    ---------      ---------
Net Cash Used by Investing Activities                                (1,016.1)        (795.7)
                                                                    ---------      ---------

Cash Flows from Financing Activities
 Deposits to Policyholder Accounts                                        8.1           30.8
 Maturities and Benefit Payments from Policyholder Accounts             (42.0)        (170.4)
 Net Short-term Debt and Commercial Paper Repayments                   (403.4)         (53.7)
 Issuance of Long-term Debt                                             575.0              -
 Dividends Paid to Stockholders                                        (106.1)        (106.5)
 Other                                                                   15.2            7.7
                                                                    ---------      ---------
Net Cash Provided (Used) by Financing Activities                         46.8         (292.1)
                                                                    ---------      ---------

Effect of Foreign Exchange Rate on Cash                                  (1.0)          (1.5)
                                                                    ---------      ---------

Net Decrease in Cash and Bank Deposits                                   (6.5)        (192.0)

Cash and Bank Deposits at Beginning of Period                           107.1          292.4
                                                                    ---------      ---------

Cash and Bank Deposits at End of Period                             $   100.6      $   100.4
                                                                    =========      =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Change in Accounting Principles

Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 140 revised the standards for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

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

September 30, 2001

Note 2 - Change in Accounting Principles - Continued

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

The Company also used forward starting swaps to hedge the interest rate on its anticipated issuance of debt. This hedge was initiated in the first quarter of 2001 and was terminated in March 2001 when the debt was issued as disclosed in
Note 9. The deferred gain is being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 2 - Change in Accounting Principles - Continued

During the three month and nine month periods ended September 30, 2001, the Company recognized net gains of $28.1 million and $70.9 million, respectively, upon the termination of cash flow hedges and reported $27.5 million and $68.9 million of these gains in other comprehensive income. For the three month and nine month periods ended September 30, 2001, the Company reported $0.6 million and $2.0 million, respectively, in operating earnings as realized investment gains in conjunction with hedges that were terminated.

The Company amortized $2.2 million and $5.6 million of net deferred gains into earnings during the three and nine month periods ended September 30, 2001, including the amortization of deferred gains on derivative instruments that arose prior to the initial application of SFAS 133 and that were previously added to the carrying amount of recognized hedged assets. The estimated amount of net deferred gains that will be amortized into operating earnings during the next 12 months is $9.0 million. The notional amount outstanding under the hedge programs was $924.2 million at September 30, 2001, and the fair value of the derivatives was $123.3 million. The fair values of the Company's open derivatives, all of which hedge available-for-sale securities, are reported in the condensed consolidated statements of financial condition as a component of fixed maturity securities.

During the three month and nine month periods ended September 30, 2001, there was no material ineffectiveness related to the Company's derivative holdings, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

Note 3 - Accounting Pronouncements Outstanding

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. Application of the non-amortization provision is expected to increase 2002 earnings $21.3 million before tax and $20.2 million after tax. At the initial adoption of SFAS 142, the Company will perform the required transitional goodwill impairment test. Any impairment loss resulting from the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle and will be presented as a separate caption, net of tax, in the consolidated statements of income. The impairment loss, if any, is not expected to have a material impact on the Company's financial position or results of operations.

Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt the provisions of SFAS 143 effective January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 3 - Accounting Pronouncements Outstanding  - Continued

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB Opinion 30), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Two accounting models existed for long-lived assets to be disposed of under SFAS 121 and APB Opinion 30. SFAS 144 represents a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Note 4 - Stockholders' Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued.

Net income per common share is determined as follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                 September 30                         September 30
                                                             2001              2000               2001               2000
                                                                         ( in millions, except share data)
                                                       ------------------------------------------------------------------
Numerator
 Net Income                                            $    127.1        $    137.0         $    455.2         $    414.6
                                                       ==========        ==========         ==========         ==========

Denominator (000s)
 Weighted Average Common Shares - Basic                 242,020.8         240,929.5          241,718.5          240,766.3
 Dilutive Securities                                      1,764.3           1,258.9            1,934.6              982.8
                                                       ----------        ----------         ----------         ----------
 Weighted Average Common Shares -
  Assuming Dilution                                     243,785.1         242,188.4          243,653.1          241,749.1
                                                       ==========        ==========         ==========         ==========

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Options out-of-the-money approximated 8.3 million and 9.2 million shares for the three and nine month periods ended September 30, 2001 and 10.3 million and 11.4 million shares for the three and nine month periods ended September 30, 2000.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 5 - Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

                                                       September 30            December 31
                                                           2001                   2000
                                                            (in millions of dollars)
                                                       -----------------------------------
Net Unrealized Gain on Securities                          $164.7                  $212.8
Net Gain on Cash Flow Hedges                                123.6                       -
Foreign Currency Translation Adjustment                     (61.2)                  (72.1)
                                                           ------                  ------
Accumulated Other Comprehensive Income                     $227.1                  $140.7
                                                           ======                  ======

In accordance with the adoption of SFAS 133, the Company reclassified within accumulated other comprehensive income the beginning of the year balance of $85.8 million of after-tax unrealized gains on derivatives from the net unrealized gain on securities to the net gain on cash flow hedges.

The components of comprehensive income and the related deferred tax are as follows:

                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30                    September 30
                                                                      2001               2000           2001            2000
                                                                                 (in millions of dollars)
                                                                     ---------------------------------------------------------

Net Income                                                           $127.1             $137.0          $455.2         $ 414.6
                                                                     ------             ------          ------         -------

Change in Net Unrealized Gain (Loss) on Securities:
    Change Before Reclassification Adjustment                         200.5              (10.8)           31.1           (99.9)
    Reclassification Adjustment for Net Realized
       Investment Losses Included in Net Income                         9.1               14.0            11.8            12.4
    Cumulative Effect Transition Adjustment for the
       Adoption of SFAS 133 and SFAS 138 - Note 2                         -                  -            23.2               -
Change in Net Gain on Cash Flow Hedges                                 81.5                  -            58.2               -
Change in Foreign Currency Translation Adjustment                      (9.6)             (15.8)            1.2           (36.3)
                                                                     ------             ------          ------         -------
                                                                      281.5              (12.6)          125.5          (123.8)
Change in Deferred Tax                                                102.1               (1.4)           39.1           (38.0)
                                                                     ------             ------          ------         -------
Other Comprehensive Gain (Loss)                                       179.4              (11.2)           86.4           (85.8)
                                                                     ------             ------          ------         -------

Comprehensive Income                                                 $306.5             $125.8          $541.6         $ 328.8
                                                                     ======             ======          ======         =======

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 6 - Segment Information

Selected data by segment is as follows:

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30                      September 30
                                                                 2001               2000            2001             2000
                                                                             (in millions of dollars)
                                                             ---------------------------------------------------------------
Premium Income
 Employee Benefits                                           $1,102.9           $1,015.0          $3,236.8          $3,029.1
 Individual                                                     454.3              444.9           1,368.7           1,333.7
 Voluntary Benefits                                             198.6              187.6             589.8             554.1
 Other                                                           36.4              107.1             113.6             408.4
                                                             --------           --------          --------          --------
                                                              1,792.2            1,754.6           5,308.9           5,325.3
Net Investment Income and Other Income
 Employee Benefits                                              238.7              211.6             698.4             630.4
 Individual                                                     251.5              243.0             752.7             704.7
 Voluntary Benefits                                              32.9               30.2             101.4              89.1
 Other                                                           60.1               70.3             199.3             353.8
 Corporate                                                       11.1               16.0              32.4              38.6
                                                             --------           --------          --------          --------
                                                                594.3              571.1           1,784.2           1,816.6
Total Revenue (Excluding Net Realized
Investment Gains and Losses)
 Employee Benefits                                            1,341.6            1,226.6           3,935.2           3,659.5
 Individual                                                     705.8              687.9           2,121.4           2,038.4
 Voluntary Benefits                                             231.5              217.8             691.2             643.2
 Other                                                           96.5              177.4             312.9             762.2
 Corporate                                                       11.1               16.0              32.4              38.6
                                                             --------           --------          --------          --------
                                                              2,386.5            2,325.7           7,093.1           7,141.9
Benefits and Expenses
 Employee Benefits                                            1,215.2            1,103.2           3,552.8           3,306.6
 Individual                                                     644.5              615.9           1,898.0           1,819.7
 Voluntary Benefits                                             194.1              182.2             573.1             528.6
 Other                                                           82.9              151.5             272.1             689.5
 Corporate                                                       47.5               50.4             155.7             150.6
                                                             --------           --------          --------          --------
                                                              2,184.2            2,103.2           6,451.7           6,495.0
Income (Loss) Before Net Realized Investment
Gains and Losses and Federal Income Taxes
 Employee Benefits                                              126.4              123.4             382.4             352.9
 Individual                                                      61.3               72.0             223.4             218.7
 Voluntary Benefits                                              37.4               35.6             118.1             114.6
 Other                                                           13.6               25.9              40.8              72.7
 Corporate                                                      (36.4)             (34.4)           (123.3)           (112.0)
                                                             --------           --------          --------          --------
                                                                202.3              222.5             641.4             646.9
Net Realized Investment Losses                                   (9.1)             (14.0)            (11.8)            (12.4)
                                                             --------           --------          --------          --------
Income Before Federal Income Taxes                              193.2              208.5             629.6             634.5
Federal Income Taxes                                             66.1               71.5             174.4             219.9
                                                             --------           --------          --------          --------
Net Income                                                   $  127.1           $  137.0          $  455.2          $  414.6
                                                             ========           ========          ========          ========

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 7 - Commitments and Contingent Liabilities

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

The trial for the independent broker class action commenced on March 26, 2001, at which time the Company dropped its conditional counterclaim. On April 13, 2001, the jury returned a complete defense verdict. The plaintiffs have not given an indication as to whether or not they will appeal the jury verdict. The plaintiffs have a pending motion seeking a new trial. Notwithstanding the jury verdict, the judge is obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Consumer Protection Act. The bench trial for the alleged violation commenced October 16, 2001 and concluded November 5, 2001 with closing briefs to be submitted to the judge by December 5, 2001.

The career agent class action purports to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers. At the hearing to determine class certification heard on December 20, 1999 in Superior Court, class certification was denied for the career agents. Summary judgment motions were heard on November 10, 2000 and all motions from plaintiffs and defendants were denied pertaining to the two class representatives whose cases survived. The career agent plaintiffs have re-filed their complaint seeking a class action status by limiting the issues to those in the certified broker class action.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers (including the career class action representatives) alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. UnumProvident and affiliates appealed the denial of the 15 motions before the First Circuit Court of Appeals, but the District Court decision was affirmed. The two cases were set for arbitration in 2001. Plaintiffs appealed these two cases to the First Circuit Court of Appeals, but the District Court decision was affirmed on May 3, 2001. The first arbitration was heard before a NASD panel the week of June 25, 2001, and the arbitration panel awarded the plaintiffs approximately $0.2 million in compensatory damages with no award for punitive damages, attorney's fees, or interest. The second arbitration is tentatively scheduled to be heard before a NASD panel in January 2002. Eight of the other cases are tentatively set to begin trials in 2002. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 7 - Commitments and Contingent Liabilities - Continued

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

On February 16, 2001, each defendant answered the complaint by denying generally the material allegations of the complaint. The Company disputes the claims alleged in the complaint and denies any liability to plaintiffs.

In October 2001, the parties reached an agreement in principle to settle this litigation. Under the terms of the settlement, which is subject to, among other things, final documentation and approval by the court, the Company has agreed to pay $45 million to settle all claims that were or could have been asserted by the class in the litigation. The parties have agreed that, for purposes of the settlement only, the litigation may be maintained as a class action on behalf of all persons who exchanged the stock of Unum or Provident for the common stock of the Company pursuant to the joint proxy/registration statement or otherwise acquired Company common stock traceable to the joint proxy/registration statement on or before August 3, 1999, other than the defendants and their officers, directors, affiliates, and subsidiaries.

The Company has received confirmation from its insurance carriers that, apart from a $1 million deductible, the entire amount to be paid under the proposed settlement, as well as the attorneys' fees and expenses incurred by the Company defending the litigation, will be covered under the Company's insurance policies. Management is of the opinion that, if the settlement is finally approved by the court, this matter will not have any material adverse affect on the Company's financial position or results of operations.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 7 - Commitments and Contingent Liabilities - Continued

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

Note 8 - September 11, 2001

The events of September 11, 2001 resulted in a third quarter 2001 before-tax charge of $24.0 million, or $15.6 million after tax ($0.06 per common share assuming dilution). This charge includes estimated gross ultimate losses from reported and unreported claims of $71.0 million less an estimated $47.0 million recoverable from the Company's reinsurers. The charge does not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to impacted policyholders and group clients. The Company's reinsurance program provides a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business through a group of highly rated major national and international reinsurance organizations. Because of the quality and level of the Company's various reinsurance coverages, the Company does not anticipate that any of its reinsurers will be unable to cover the claims incurred as a result of the events. Should this occur, however, all of the Company's insurance subsidiaries are sufficiently capitalized such that each insurance subsidiary will be able to satisfy these claims and will face no liquidity or risk-based capital issues.

UnumProvident Corporation and Subsidiaries

September 30, 2001

Note 9 - Other

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

Note 10 - Subsequent Event

On October 31, 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. Short-term debt as reported in the September 30, 2001 condensed consolidated statements of financial condition reflects the reclassification of these securities from long-term debt. This early extinguishment of debt will result in a write-off of the remaining deferred debt costs of approximately $4.5 million associated with the issuance of the securities. The write-off will be reported as an extraordinary item, net of a $1.6 million tax benefit, in the fourth quarter of 2001.

                      Independent Auditors' Review Report

Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2001, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with auditing standards generally accepted in the United States of America. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 12, 2001, except for Notes 13 and 15, for which the date is February 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


      /s/ ERNST & YOUNG LLP
      ----------------------

Chattanooga, Tennessee
November 6, 2001

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

Results of Operations

The events of September 11, 2001 resulted in a third quarter 2001 before-tax charge of $24.0 million, or $15.6 million after tax. This charge includes estimated gross ultimate losses from reported and unreported claims of $71.0 million less an estimated $47.0 million recoverable from the Company's reinsurers. The charge does not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to impacted policyholders and group clients. The Company's reinsurance program provides a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business through a group of highly rated major national and international reinsurance organizations. Because of the quality and level of the Company's various reinsurance coverages, the Company does not anticipate that any of its reinsurers will be unable to cover the claims incurred as a result of the events. Should this occur, however, all of the Company's insurance subsidiaries are sufficiently capitalized such that each insurance subsidiary will be able to satisfy these claims and will face no liquidity or risk-based capital issues. The effects on each line of business are disclosed in the following discussion of segment results.

During the first quarter of 2001, the Company recognized a tax benefit of $35.2 million related to its investment in the foreign reinsurance operations, which lowers the 2001 tax rate below the U.S. federal statutory rate of 35 percent. Additionally, as a result of tax legislation enacted in the United Kingdom during 2000 that allows additional group tax relief among companies with common ownership, the Company began recognizing foreign tax benefits during 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. Application of the non-amortization provision is expected to increase 2002 earnings $21.3 million before tax and $20.2 million after tax. At the initial adoption of SFAS 142, the Company will perform the required transitional goodwill impairment test. Any impairment loss resulting from the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle and will be presented as a separate caption, net of tax, in the income statement. The impairment loss, if any, is not expected to have a material impact on the Company's financial position or results of operations.

At September 30, 2001 the goodwill balance was $678.3 million, and the amortization expense recorded for the nine months ended September 30, 2001 was $15.9 million.

Consolidated Operating Results

(in millions of dollars)

                                           Three Months Ended September 30             Nine Months Ended September 30
                                        ---------------------------------------    ---------------------------------------
                                              2001    % Change        2000              2001      % Change        2000
                                        -------------            --------------    --------------            -------------
Revenue
Premium Income                          $    1,792.2      2.1  %  $    1,754.6     $     5,308.9     (0.3) %  $   5,325.3
Net Investment Income                          515.5      6.9            482.4           1,510.0     (4.3)        1,577.5
Other Income                                    78.8    (11.2)            88.7             274.2     14.7           239.1
                                        -------------            --------------    --------------            -------------
Total Revenue                                2,386.5      2.6          2,325.7           7,093.1     (0.7)        7,141.9
                                        -------------            --------------    --------------            -------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                           1,611.0      3.5          1,556.7           4,700.3     (1.4)        4,767.3
Commissions                                    191.3      1.4            188.6             586.6      2.4           573.1
Interest and Debt Expense                       41.1    (12.9)            47.2             128.1     (5.9)          136.2
Deferral of Policy Acquisition Costs          (165.7)    20.0           (138.1)           (509.4)    17.4          (433.8)
Amortization of Deferred Policy
   Acquisition Costs                           105.3     10.6             95.2             316.0    (13.0)          363.4
Amortization of Value of
   Business Acquired                            12.6     (4.5)            13.2              37.8      1.9            37.1
Amortization of Goodwill                         5.3     (5.4)             5.6              15.9     (1.9)           16.2
Operating Expenses                             383.3     14.5            334.8           1,176.4     13.6         1,035.5
                                        -------------            --------------    --------------            -------------
Total Benefits and Expenses                  2,184.2      3.9          2,103.2           6,451.7     (0.7)        6,495.0
                                        -------------            --------------    --------------            -------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Loss                             202.3     (9.1)           222.5             641.4     (0.9)          646.9
Federal Income Taxes                            69.3    (10.0)            77.0             179.3    (20.2)          224.8
                                        -------------            --------------    --------------            -------------
Income Before Net Realized
   Investment Loss                             133.0     (8.6)           145.5             462.1      9.5           422.1
Net Realized Investment Loss                    (5.9)    30.6             (8.5)             (6.9)     8.0            (7.5)
                                        -------------            --------------    --------------            -------------
Net Income                              $      127.1     (7.2)    $      137.0     $       455.2      9.8     $     414.6
                                        =============            ==============    ==============            =============

In the following discussion of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes net realized investment gains and losses and federal income taxes.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                          Three Months Ended September 30              Nine Months Ended September 30
                                      -----------------------------------------   ------------------------------------------
                                          2001        % Change        2000             2001        % Change        2000
                                      --------------              -------------   ---------------             --------------
Revenue
Premium Income
   Group Long-term Disability          $      541.8       2.8 %   $      527.2      $    1,605.1      2.8 %    $    1,560.8
   Group Short-term Disability                141.4      10.8            127.6             423.5     11.3             380.5
   Group Life                                 349.6      17.3            298.1             995.8     10.4             901.6
   Accidental Death &
      Dismemberment                            49.8       9.9             45.3             152.9      8.9             140.4
   Group Long-term Care                        20.3      20.8             16.8              59.5     29.9              45.8
                                      --------------              -------------   ---------------             --------------
Total Premium Income                        1,102.9       8.7          1,015.0           3,236.8      6.9           3,029.1
Net Investment Income                         192.7      10.8            173.9             565.5      9.0             518.7
Other Income                                   46.0      22.0             37.7             132.9     19.0             111.7
                                      --------------              -------------   ---------------             --------------
Total Revenue                               1,341.6       9.4          1,226.6           3,935.2      7.5           3,659.5
                                      --------------              -------------   ---------------             --------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                            927.8       9.8            844.7           2,694.1      6.8           2,523.1
Commissions                                    85.2       5.8             80.5             257.5      3.8             248.0
Deferral of Policy Acquisition Costs          (69.7)     33.8            (52.1)           (215.0)    25.2            (171.7)
Amortization of Deferred Policy
   Acquisition Costs                           39.0      18.9             32.8             120.2      2.1             117.7
Amortization of Value of
   Business Acquired                            0.5     (16.7)             0.6               1.5    (16.7)              1.8
Operating Expenses                            232.4      18.1            196.7             694.5     18.2             587.7
                                      --------------              -------------   ---------------             --------------
Total Benefits and Expenses                 1,215.2      10.2          1,103.2           3,552.8      7.4           3,306.6
                                      --------------              -------------   ---------------             --------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)              $      126.4       2.4      $     123.4      $      382.4      8.4      $      352.9
                                      ==============              =============   ===============             ==============

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The Company implemented new internal guidelines in the first quarter of 2001 for reporting its submitted date basis sales for the Employee Benefits segment lines of business. The purpose was to better match its reported sales results with reported premium growth and ensure consistency of quarterly sales reporting. Under the new reporting guidelines, if a submitted sale is to be included in the current quarter reporting period, the effective date of the submitted sale cannot go beyond one month and one day after the last day of the current quarter. This new guideline results in a shift in the historical quarterly sales pattern but has no impact on reported premium income or reported effective date basis sales. There were no material differences during the first and second quarters of 2001 or 2000 in the old basis and new basis of reporting submitted sales. However, third quarter of 2000 reported several large sales that under the new basis would have been reported as submitted in the fourth quarter of 2000. Sales reported on the following page reflect these new guidelines and also show the 2000 submitted sales under the old basis for comparative purposes.

Sales

(in millions of dollars)

                                          Three Months Ended September 30              Nine Months Ended September 30
                                      -----------------------------------------   ------------------------------------------
                                          2001        % Change         2000            2001        % Change         2000
                                      --------------              -------------   ---------------             --------------
Sales - Submitted Date New Basis
Long-term Disability                   $       53.9      (4.4)%    $      56.4      $      196.7     10.0 %     $     178.8
Short-term Disability                          25.1      32.8             18.9              91.3     38.5              65.9
Life                                           36.6      (5.7)            38.8             177.6     59.6             111.3
AD&D and Long-term Care                        13.5         -             13.5              46.9      0.4              46.7
                                      --------------              -------------   ---------------             --------------
Total                                  $      129.1       1.2      $     127.6      $      512.5     27.3       $     402.7
                                      ==============              =============   ===============             ==============

Sales - Submitted Date Old Basis
Long-term Disability                            N/A                $     100.7               N/A                $     232.4
Short-term Disability                           N/A                       35.2               N/A                       87.1
Life                                            N/A                       80.8               N/A                      189.8
AD&D and Long-term Care                         N/A                       16.0               N/A                       51.2
                                                                  -------------                               --------------
Total                                           N/A                $     232.7               N/A                $     560.5
                                                                  =============                               ==============

Sales - Effective Date Basis
Long-term Disability                   $       68.9       6.3 %    $      64.8      $      296.2     12.7 %     $     262.8
Short-term Disability                          33.9      50.7             22.5             149.7     39.9             107.0
Life                                           99.2     121.4             44.8             336.4     81.6             185.2
AD&D and Long-term Care                        20.7      21.1             17.1              66.8     (0.3)             67.0
                                      --------------              -------------   ---------------             --------------
Total                                  $      222.7      49.3      $     149.2      $      849.1     36.5       $     622.0
                                      ==============              =============   ===============             ==============

N/A = not applicable

The Company has adjusted its focus to integrated selling that combines long-term disability, short-term disability, and group life products. During the first nine months of 2001, 28 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 30 percent and 24 percent, as restated for the new reporting guidelines on submitted date sales, for the first nine months of 2000 and 1999, respectively.

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

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred policy acquisition costs. Persistency during the third and first quarters of 2001 for group disability, group life, and accidental death and dismemberment products was unfavorable for certain issue years when compared to the persistency expected at the time the business was written, resulting in additional amortization of $8.5 million and $20.3 million, respectively, or $28.8 million year-to-date. The majority of the unfavorable persistency occurred in more recently issued business, which has higher associated unamortized deferred policy acquisition costs. There was no additional amortization for persistency during the second quarter of 2001. The additional amortization related to persistency in the third, second, and first quarters of 2000 was $5.7 million, $7.3 million, and $18.6 million, respectively, for a year-to-date adjustment of $31.6 million. It is expected that persistency for the foreseeable future may continue to be lower than historical levels. The Company's 2001 renewal program has generally been successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will emerge throughout 2001 and 2002. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes GENEX Services, Inc. and Options and Choices, Inc., totaled $38.5 million in the third quarter of 2001 compared to $31.9 million in the third quarter of 2000. On a year-to-date basis, revenue was $112.6 million in 2001 and $93.6 million in 2000.

Group Disability

Group disability revenue was $844.0 million in the third quarter of 2001 compared to $803.5 million in the third quarter of 2000. For the first nine months, group disability revenue was $2,497.0 million in 2001 compared to $2,389.5 million in 2000.

Group disability reported income of $79.1 million for the third quarter of 2001 compared to $72.7 million for the third quarter of 2000. Positive impacts on income were a $40.5 million revenue increase and an improvement in the benefit ratio. The commission ratio also improved relative to the third quarter of 2000. Negatively impacting income was an increase in the operating expense ratio in the third quarter of 2001 compared to the third quarter of 2000 and the full year 2000. The third quarter 2001 results include $7.3 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during the third quarter relative to that which was expected at the time the business was written. The additional amortization during the third quarter of 2000 was $3.7 million.

Group disability third quarter and nine month results include $7.3 million for losses related to the September 11, 2001 events. Estimated gross ultimate losses from reported and unreported claims are $15.0 million less an estimated $7.7 million recoverable from the Company's reinsurers.

Group disability reported income of $256.1 million for the nine months of 2001 compared to $196.0 million for the same period of 2000. Positive impacts on income were a $107.5 million revenue increase and an improvement in the benefit ratio. The commission ratio also decreased relative to the first nine months of 2000, but the operating expense ratio increased over the prior year nine months. The nine month 2001 results include $19.3 million of additional amortization for persistency compared to $23.3 million during the first nine months of 2000. For both 2001 and 2000, the disability business retained is relatively more profitable than the business that terminated.

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

The fundamentals underlying risk results in the group disability line continue to exhibit overall improvement in 2001, as demonstrated by the lower benefit ratios for third quarter and year-to-date. Claim recovery rates continue to be above historical levels. However, both submitted and paid claim incidence for long-term disability have increased over recent quarters, with a portion of the increase attributable to industries impacted by the weaker economy. For short-term disability, the average claim duration has increased from the second quarter of 2001, but is slightly lower than the third quarter of 2000. Submitted incidence for short-term disability was down from both the second quarter of 2001 and the prior year third quarter. Offsetting these positive trends, the average weekly indemnity continues to increase.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $44.1 million in the third quarter of 2001 compared to $48.1 million in the third quarter of 2000. For the first nine months, these three lines of business reported income of $116.2 million in 2001 compared to $149.7 million in 2000. Included in the 2001 third quarter and nine months income is additional benefit expense of $6.7 million related to the September 11, 2001 events.

Group life, accidental death and dismemberment, and long-term care reported an increase in revenue for the third quarter and nine months of 2001 compared to the same periods last year due to increases in both premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio and operating expense ratio when compared to the previous year reporting periods. The amortization of deferred policy acquisition costs for the third quarter and nine months of 2001 includes $1.2 million and $9.5 million, respectively, of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced than expected at the time the policies were written. The unfavorable year-to-date variance of actual to expected terminations occurred primarily in the group life product line. The additional amortization during the third quarter and first nine months of 2000 was $2.0 million and $8.3 million, respectively.

Group life reported an increase in the benefit ratio for the third quarter and nine months of 2001 compared to the prior year periods, but the ratio was lower than the second quarter of 2001. The decrease from the second quarter of 2001 was due to lower paid claim incidence, although paid claim incidence was higher than the third quarter of 2000 and continues to be above historical rates. The average paid claim size has also increased compared to the second quarter of 2001 but is down slightly from the prior year third quarter. Waiver incidence continues to be above historical levels and has increased from the second quarter of 2001. The claim recovery rate on waiver claims has increased, somewhat mitigating the impact of the increase in waiver incidence.

Group life third quarter benefits include estimated gross ultimate losses from reported and unreported claims of $16.0 million less an estimated $13.0 million recoverable from the Company's reinsurers, for a net increase in benefits of $3.0 million related to the September 11, 2001 events.

The Company has implemented several actions in the group life line of business, including tighter underwriting guidelines and pricing changes, and is developing case specific remedial plans for under performing business. The Company believes these actions will improve profitability in group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of the actions implemented, it is expected that the sales growth rate in this business will slow from that experienced in recent quarters.

The 2001 third quarter benefit ratio for accidental death and dismemberment is higher than the second quarter of 2001 and has also increased from the prior year third quarter. For the nine months of 2001, the benefit ratio is higher than the previous year due to the high rate of claim incidence that occurred during the first quarter of 2001. Group long-term care reported an increase in the benefit ratio for the third quarter of 2001 compared to the second quarter of 2001. The increase resulted from an increase in submitted claim incidence and a decrease in the claim recovery rate. During the first nine months of 2001, the incidence rates for both submitted and paid claims decreased from that experienced during the first nine months of 2000.

Third quarter and nine month results for accidental death and dismemberment include estimated gross ultimate losses of $25.0 million less estimated reinsurance recoverables of $21.3 million, for a net increase in benefits of $3.7 million related to the September 11, 2001 events. These losses relate to both accidental death and dismemberment and travel accident coverages. Excluding these losses, the third quarter 2001 benefit ratio is slightly lower than the second quarter of 2001 and the prior year third quarter.

Individual Segment Operating Results

(in millions of dollars)

                                         Three Months Ended September 30             Nine Months Ended September 30
                                      ---------------------------------------   ------------------------------------------
                                           2001       % Change        2000            2001      % Change          2000
                                      -------------               -----------   --------------              --------------
Revenue
Premium Income
   Individual Disability              $      407.4       (0.8)%   $    410.6    $     1,238.6         - %   $     1,238.2
   Individual Long-term Care                  46.9       36.7           34.3            130.1      36.2              95.5
                                      -------------               -----------   --------------              --------------
Total Premium Income                         454.3        2.1          444.9          1,368.7       2.6           1,333.7
Net Investment Income                        235.3       12.0          210.0            684.0      10.1             621.0
Other Income                                  16.2      (50.9)          33.0             68.7     (17.9)             83.7
                                      -------------               -----------   --------------              --------------
Total Revenue                                705.8        2.6          687.9          2,121.4       4.1           2,038.4
                                      -------------               -----------   --------------              --------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                           492.6        5.4          467.4          1,434.9       4.3           1,376.3
Commissions                                   64.3       (0.3)          64.5            192.5      (0.1)            192.7
Deferral of Policy Acquisition Costs         (52.3)       8.5          (48.2)          (161.8)      9.0            (148.4)
Amortization of Deferred Policy
   Acquisition Costs                          26.8       22.4           21.9             78.5      18.2              66.4
Amortization of Value of
   Business Acquired                          11.5       (0.9)          11.6             34.6       8.1              32.0
Operating Expenses                           101.6        2.9           98.7            319.3       6.2             300.7
                                      -------------               -----------   --------------              --------------
Total Benefits and Expenses                  644.5        4.6          615.9          1,898.0       4.3           1,819.7
                                      -------------               -----------   --------------              --------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)              $      61.3      (14.9)     $    72.0     $      223.4       2.1      $      218.7
                                      =============               ===========   ==============              ==============

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $35.3 million in the third quarter of 2001 compared to $27.5 million in the third quarter of 2000. On a year-to-date basis, new annualized sales were $103.0 million in 2001 and $83.7 million in 2000. The Company developed a new individual disability product portfolio that was released for sale in approved
states early in the fourth quarter of 2000.   The new portfolio utilizes a
modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results." The persistency of individual disability business continues to be stable.

Revenue was $651.4 million for the third quarter of 2001 compared to $649.0
million in the same period of 2000.   Income in the individual disability line
of business was $56.7 million in the third quarter of 2001, a decrease of 18.1 percent over the prior year third quarter. Included in the third quarter results was $15.0 million of estimated gross ultimate losses related to the September 11, 2001 events, less an estimated recoverable from reinsurers of $5.0 million. Excluding these loss estimates, income in the second quarter of 2001 decreased 3.6 percent over the prior year comparable quarter.

The benefit ratio for the third quarter of 2001 was higher than the third quarter of 2000 as well as the first and second quarters of 2001. The interest adjusted loss ratio was 65.4 percent and 63.2 percent for the third quarter of 2001 and 2000, respectively. Submitted claim incidence increased from the first and second quarters of 2001 and is higher than recent historical incidence.
Paid incidence has also increased relative to the first and second quarters of
2001 as well as the third quarter of 2000.   The claim recovery rate for the
third quarter of 2001 is comparable to the same period last year, although it has decreased from the previous two quarters. Individual disability benefited from a slightly improved commission ratio for third quarter 2001 as compared to third quarter 2000, but the operating expense ratio increased.

For the first nine months, revenue was $1,969.2 million in 2001 and $1,929.8 million in 2000. Income was $213.8 million in 2001 compared to $211.2 million in 2000. The benefit ratio increased from the prior year comparable period due to an increase in both submitted and paid incidence. The interest adjusted loss ratio was 63.0 percent and 62.7 percent for the nine months of 2001 and 2000, respectively.

Individual Long-term Care

The individual long-term care line of business reported increased premium income for the third quarter of 2001 compared to the same period of 2000, primarily due to new sales growth. New annualized sales for long-term care were $13.1 million for the third quarter of 2001 and $38.6 million for the first nine months. For the comparable periods of 2000, new sales were $11.8 million and $33.3 million. The Company expects the strong sales momentum in individual long-term care to continue.

Income in the individual long-term care line of business was $4.6 million for the third quarter of 2001 compared to $2.8 million for the same period of 2000, primarily due to an increase in revenue and an improvement in the commission and operating expense ratios. The benefit ratio increased when compared to the second quarter of 2001 and the third quarter of 2000. The increase over the prior year third quarter resulted from an increase in both submitted and paid claim incidence and a decrease in the claim recovery rate. Incidence rates for submitted and paid claims were lower than the second quarter of 2001, but the claim recovery rate decreased.

For the first nine months, income in the individual long-term care line of business was $9.6 million in 2001 compared to $7.5 million for the same period of 2000, primarily due to the increase in premium income resulting from the sales growth of recent periods. The benefit ratio was higher for the 2001 period, driven primarily by the first quarter of 2001 new claim experience.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                           Three Months Ended September 30             Nine Months Ended September 30
                                      ------------------------------------------   ----------------------------------------
                                            2001         % Change        2000           2001      % Change          2000
                                      ---------------               ------------   -------------              -------------
Revenue
Premium Income                        $        198.6       5.9 %    $     187.6    $      589.8      6.4 %    $      554.1
Net Investment Income                           31.5      10.1             28.6            93.2     10.7              84.2
Other Income                                     1.4     (12.5)             1.6             8.2     67.3               4.9
                                      ---------------               ------------   -------------              -------------
Total Revenue                                  231.5       6.3            217.8           691.2      7.5             643.2
                                      ---------------               ------------   -------------              -------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                             124.1       6.9            116.1           363.7      8.4             335.5
Commissions                                     43.2       6.9             40.4           131.4     19.5             110.0
Deferral of Policy Acquisition Costs           (43.6)     16.0            (37.6)         (132.4)    20.7            (109.7)
Amortization of Deferred Policy
   Acquisition Costs                            31.6       8.6             29.1            93.2     10.4              84.4
Amortization of Value of
   Business Acquired                             0.6         -              0.6             1.7        -               1.7
Operating Expenses                              38.2      13.7             33.6           115.5      8.2             106.7
                                      ---------------               ------------   -------------              -------------
Total Benefits and Expenses                    194.1       6.5            182.2           573.1      8.4             528.6
                                      ---------------               ------------   -------------              -------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)             $         37.4       5.1      $      35.6    $      118.1      3.1      $      114.6
                                      ===============               ============   =============              =============

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $231.5 million in the third quarter of 2001 from $217.8 million in the third quarter of 2000 primarily due to the increase in premium income which was attributable to sales growth and favorable persistency. New annualized sales for the third quarter of 2001 were $66.4 million, an increase of 15.9 percent over the comparable prior year period. For the first nine months, sales were $198.8 million in 2001 and $178.9 million in 2000. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results."

For both the third quarter and nine months of 2001, all of the product lines reported an increase in premium income and net investment income over the comparable periods of 2000. The life product line reported an improvement in the benefit ratio for both the third quarter and year-to-date relative to 2000, with an improvement in overall claims experience. The disability product line benefit ratio for the nine months of 2001 was essentially flat with the prior year, but the third quarter increased slightly over the previous quarters of 2001. The average disability claim payment increased, but the incidence rate was lower. The benefit ratio for the cancer line was higher than the third quarter and nine months of 2000 due to an increase in claim incidence and the average claim size. The Company is re-pricing existing business in the cancer product line, at contract renewal dates, in an attempt to mitigate the effect of the claim experience.

During the third quarter of 2001, the Company signed a letter of intent to reinsure on a 100 percent indemnity coinsurance basis certain cancer policies written by the Company's subsidiary, Colonial Life & Accident Insurance Company. The transaction, which is subject to customary closing conditions, is expected to close by year-end with an effective date of November 1, 2001.

Other Segment Operating Results

(in millions of dollars)

                                          Three Months Ended September 30               Nine Months Ended September 30
                                     -------------------------------------------   -----------------------------------------
                                           2001        % Change         2000            2001       % Change         2000
                                     ---------------                ------------   --------------               ------------
Revenue
Premium Income                        $        36.4     (66.0)%      $    107.1     $      113.6    (72.2)%      $    408.4
Net Investment Income                          50.8     (17.5)             61.6            154.1    (53.5)            331.1
Other Income                                    9.3       6.9               8.7             45.2     99.1              22.7
                                     ---------------                ------------   --------------               ------------
Total Revenue                                  96.5     (45.6)            177.4            312.9    (58.9)            762.2
                                     ---------------                ------------   --------------               ------------

Benefits and Expenses
Benefits and Change in Reserves for
   Future Benefits                             66.5     (48.2)            128.5            207.6    (61.0)            532.4
Other Expenses                                 16.4     (28.7)             23.0             64.5    (58.9)            157.1
                                     ---------------                ------------   --------------               ------------
Total Benefits and Expenses                    82.9     (45.3)            151.5            272.1    (60.5)            689.5
                                     ---------------                ------------   --------------               ------------

Income Before Federal Income
   Taxes and Net Realized
   Investment Gain (Loss)             $        13.6     (47.5)       $     25.9     $       40.8    (43.9)       $     72.7
                                     ===============                ============   ==============               ============

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

Individual Life and Corporate-Owned Life

During 2000, the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries. The reinsurance agreements were effective as of July 1, 2000. Certain of the Company's insurance subsidiaries received regulatory approval and closed the approved transactions during the 2000 third quarter, with reserves of approximately $3.0 billion ceded to the reinsurer. The Company recognized a third quarter 2000 before-tax realized investment loss of $19.0 million on the fixed maturity securities transferred to the reinsurer and retrospectively adjusted deferred policy acquisition costs related to interest-sensitive individual life policies with a $9.4 million credit to amortization to reflect investment experience.

The reinsurance transaction resulted in a decrease in individual life and corporate-owned life third quarter and nine month revenue and income in 2001 relative to the comparable periods of 2000. Total revenue and income were $9.0 million and $13.2 million, respectively, in the third quarter of 2001 compared to $20.4 million in revenue and $17.3 million in income for the same period of 2000. Revenue and income decreased $204.2 million and $20.2 million, respectively, in 2001 year-to-date compared to the first nine months of 2000.

Reinsurance Pools and Management

The Company's reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and its subsidiaries and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's of London (Lloyd's) syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market and decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During the first quarter of 2001, the Company entered into an agreement with Lloyd's to limit its liabilities pertaining to the Lloyd's syndicate participations.

During the third quarter of 2001, the Company signed a letter of intent with ACE Tempest Life Reinsurance Ltd. (ACE), a Bermuda-based reinsurance subsidiary of ACE Limited. ACE has agreed to reinsure 100 percent of the Company's group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of Duncanson & Holt, Inc.
The transaction, which is subject to customary closing conditions, is expected to close by year-end with an effective date of January 1, 2001. The Company also intends to sell the reinsurance management operations of Duncanson and Holt Services, Inc. and divest the remaining assets of that facility in a transaction expected to be completed during the fourth quarter of 2001.

The reinsurance pools and management operations reported a loss of $1.3 million in the third quarter of 2001 and income of $3.0 million for the comparable period of 2000. On a year-to-date basis, income was $1.9 million in 2001 compared to $2.6 million in 2000. Premium income for the third quarter of 2001 was $24.0 million compared to $91.2 million in the third quarter of 2000. Through September, premium income was $75.6 million in 2001 and $307.5 million in 2000.


Corporate Segment Operating Results

Revenue in the Corporate segment was $11.1 million in the third quarter of 2001 and $16.0 million in the third quarter of 2000. Interest and debt expense was $41.1 million in the third quarter of 2001 compared to $47.2 million for the third quarter of 2000. The amortization of goodwill was $5.3 million in the third quarter of 2001 and $5.6 million in the comparable period of 2000.

For the first nine months, revenue was $32.4 million and $38.6 million in 2001. Interest and debt expense was $128.1 million in 2001 compared to $136.2 million for 2000, and the amortization of goodwill was $15.9 million and $16.2 million.

The Corporate segment reported a loss of $36.4 million and $123.3 million for the third quarter and nine months of 2001 compared to a loss of $34.4 million and $112.0 million for the same periods of 2000.

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

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, third quarter 2001 net investment income increased 10.4 percent over the previous year third quarter. The overall yield in the portfolio remains relatively stable at 8.05 percent as of the end of the third quarter of 2001. The Company is actively marketing its real estate investments and presently evaluating the possible sale of all or a portion of the mortgage loan portfolio for replacement with longer duration securities.

The following table provides the distribution of invested assets for the periods indicated. Policy loans are reported on a gross basis in the statements of financial condition contained herein in Item 1 and in the table below. Policy loans of $2.3 billion and $2.2 billion were reinsured with third party reinsurers as of September 30, 2001 and December 31, 2000, respectively, and the investment income thereon is no longer included in income.

                                                           September 30       December 31
                                                               2001               2000
                                                           ------------       -----------
Investment-Grade Fixed Maturity Securities                     80.2%              78.3%
Below-Investment-Grade Fixed Maturity Securities                6.9                6.6
Equity Securities                                                 -                0.1
Mortgage Loans                                                  3.5                4.3
Real Estate                                                     0.2                0.4
Policy Loans                                                    8.8                9.1
Other Invested Assets                                           0.4                1.2
                                                              -----              -----
        Total                                                 100.0%             100.0%
                                                              =====              =====

Fixed Maturity Securities

The Company's investment in mortgage-backed securities, on an amortized cost basis, was approximately $3.8 billion and $3.5 billion at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the mortgage-backed securities had an average life of 10.8 years and effective duration of 9.2 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at September 30, 2001, was $1,965.3 million, representing 7.5 percent of invested assets excluding policy loans ceded to reinsurers, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,760.8 million at December 31, 2000, representing 7.2 percent of invested assets excluding ceded policy loans.

Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. The secondary market for certain below-investment-grade issues can also be highly illiquid. Management does not anticipate any liquidity problem caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $998.4 million and $1,135.6 million at September 30, 2001, and December 31, 2000, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity has remained low, reflecting the improving real estate markets in the geographic areas where the Company has mortgage loans. Management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company's investment portfolio during the first nine months of 2001 or the year 2000 other than two new purchase money mortgage loans for $12.3 million and $14.8 million, respectively, associated with the sale of real estate.

At September 30, 2001, and December 31, 2000, impaired loans totaled $13.2 million and $17.7 million, respectively. Included in the impaired loans at September 30, 2001 were $6.5 million of loans which had a related, specific investment valuation allowance of $2.4 million and $6.7 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $5.8 million and $8.5 million at September 30, 2001 and December 31, 2000, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the nine and twelve month periods ended September 30, 2001, and December 31, 2000.

Real estate was $59.9 million and $116.7 million at September 30, 2001, and December 31, 2000. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $7.6 million at September 30, 2001, and $18.3 million at December 31, 2000.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recorded as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $5.5 million and $5.0 million, respectively, during the second and first quarters of 2001. The real estate valuation allowance was reduced $5.7 million during the first quarter of 2001 in conjunction with the sale of the associated property. At September 30, 2001, the balance in the valuation allowance for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company's exposure to non-current investments totaled $145.9 million at September 30, 2001, or 0.6 percent of invested assets excluding policy loans ceded to reinsurers. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

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

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $963.8 million for the nine months ended September 30, 2001, as compared to $897.3 million in the comparable period in 2000. The Company believes the cash flows from its operations will be sufficient to meet its operating and financial cash flow requirements.

At September 30, 2001, the Company had short-term and long-term debt totaling $172.5 million and $2,016.8 million, respectively. At September 30, 2001, approximately $550.2 million was available for additional financing under the Company's revolving credit facilities. The debt to total capital ratio was 30.3 percent at September 30, 2001 compared to 30.2 percent at December 31, 2000.

During the fourth quarter of 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The new facilities are available for general corporate purposes, including support of the Company's $1.0 billion commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company's insurance subsidiaries. The 364-day portion of the credit facilities was renewed as of October 30, 2001.

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

On October 31, 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. Short-term debt reported as of September 30, 2001 reflects the reclassification of these securities from long-term debt.

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

-----------------------------------------------------------------------------------------------------------------------------
                                             S&P                    Moody's                  Fitch                AM Best
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
-----------------------------------------------------------------------------------------------------------------------------
    Senior Debt                         A- (Strong)         Baa1  (Medium Grade)           A- (High            a- (Strong)
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
    Junior Subordinated Debt            BBB (Good)          Baa2  (Medium Grade)          BBB+ (Good         bbb+ (Adequate)
                                                                                        Credit Quality)
-----------------------------------------------------------------------------------------------------------------------------
    Commercial Paper                    A-2 (Good)             Prime-2 (Strong             F2 (Good               AMB-2
                                                                   Ability)             Credit Quality)        (Acceptable)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident        AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty            Not Rated                Not Rated                Not Rated          A (Excellent)
-----------------------------------------------------------------------------------------------------------------------------
    Unum Life of America             AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    First Unum Life                  AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident         AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                 AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable             AA- (Very Strong)       A2  (Good Financial       AA- (Very Strong)      A (Excellent)
                                                                  Security)
-----------------------------------------------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company's exposure to market risk, see the discussion in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2000. During the first nine months of 2001, there was no substantive change to the Company's market risk or the management of such risk.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

    Exhibit 12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges
    Exhibit 12.2 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
    Exhibit 15    Letter re: Unaudited interim financial information

(b) Reports on Form 8-K

    Form 8-K filed on August 7, 2001, reporting second quarter 2001 financial results.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UnumProvident Corporation
                                             (Registrant)



Date:  November 13, 2001               /s/  J. Harold Chandler
                                      -----------------------------------------
                                       J. Harold Chandler
                                       Chairman, President, and Chief Executive
                                         Officer



Date:  November 13, 2001               /s/ Thomas R. Watjen
                                      -----------------------------------------
                                       Thomas R. Watjen
                                       Executive Vice President, Finance and
                                         Risk Management