Form 10-K
period 2001-12-31
UNUMPROVIDENT CORP
filed 2002-03-28
CIK 5513

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                         Commission file number 1-11834

                            UnumProvident Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                               62-1598430
    (State of other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                               1 FOUNTAIN SQUARE
                         CHATTANOOGA, TENNESSEE 37402
                   (Address of principal executive offices)

                                 423.755.1011
             (Registrant's telephone number, including area code)

                                Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
        -------------------        -----------------------------------------
   Common stock, $0.10 par value           New York Stock Exchange
   6.75% Notes, due 2028                   New York Stock Exchange

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

As of March 18, 2002, there were 242,861,945 shares of the registrant's common stock outstanding. The aggregate market value of the shares of common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $6.1 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 15, 2002 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page

     Cautionary Statement Regarding Forward-Looking Statements ............    1

1.   Business .............................................................    2
     A.   General .........................................................    2
     B.   Business Strategies  ............................................    4
     C.   Reporting Segments  .............................................    5
     D.   Reinsurance  ....................................................    9
     E.   Reserves  .......................................................   10
     F.   Investments......................................................   11
     G.   Competition  ....................................................   11
     H.   Regulation  .....................................................   11
     I.   Risk Factors  ...................................................   12
     J.   Selected Data of Segments  ......................................   14
     K.   Employees  ......................................................   14

2.   Properties  ..........................................................   15

3.   Legal Proceedings  ...................................................   15

4.   Submission of Matters to a Vote of Security Holders  .................   15

                                     PART II

5.   Market for the Registrant's Common Equity and Related Stockholder
       Matters  ...........................................................   16

6.   Selected Financial Data  .............................................   17

7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations  .............................................   18

7A.  Quantitative and Qualitative Information about Market Risk  ..........   42

8.   Financial Statements and Supplementary Data  .........................   43

9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  ..............................................   92

                                    PART III

10.  Directors and Executive Officers of the Registrant  ..................   93

11.  Executive and Director Compensation  .................................   94

12.  Security Ownership of Certain Beneficial Owners and Management  ......   94

13.  Certain Relationships and Related Transactions  ......................   94

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ....   95

     Signatures  ..........................................................   96

     Index to Exhibits  ...................................................  107

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

      . Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.
      . Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.
      . Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.
      . Retained risks in the Company's reinsurance operations, including the credit risk of the reinsurers, are influenced by many factors. Any material changes in these factors can have material positive or negative effects on results.
      . Effectiveness in supporting new product offerings and providing customer service may not meet expectations.
      . Sales growth may be less than planned, which will impact revenue and profitability.
      . Actual experience may deviate from that assumed in pricing and underwriting.
      . Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.
      . General economic or business conditions, both domestic and foreign, may be less favorable than expected, which can impact premium levels, claims experience, and investment results, including credit deterioration of investments.
      . Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.
      .     Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins.
      .     The level and results of claim-related litigation may vary from that previously experienced by the Company's insurance subsidiaries.
      . Events or consequences relating to terrorism and acts of war, both domestic and foreign, which are in many respects unpredictable, may adversely affect the Company's business and may also affect the availability and cost of reinsurance.

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

ITEM 1. BUSINESS

General

The Company, a Delaware general business corporation, is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom and Japan. The Company's principal operating subsidiaries are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial). The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

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

In Provident's case, this strategy was the continuation of a new business focus initiated by J. Harold Chandler after joining Provident in 1993. Provident successfully undertook a number of major initiatives in pursuing this strategy prior to the merger with Unum. Specifically, Provident (i) sold its group medical business, (ii) began winding down its guaranteed investment contracts
(GICs) business which carried high capital requirements, (iii) reduced the annual dividend on the common stock to preserve capital to fund future growth,
(iv) simplified the corporate legal structure and eliminated a dual class of common stock that had special voting rights in order to present a more conventional corporate structure profile to the investing market, (v) sold in six transactions $1.5 billion in commercial mortgage loans as part of repositioning its investment portfolio, (vi) restructured its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers, (vii) strengthened its claims management procedures and return-to-work capabilities in the disability income insurance business, and
(viii) began restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

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

As it continued to assess acquisition opportunities that could complement its core business, Provident also continued to assess and exit non-core lines. In 1997, Provident transferred its dental business to another insurer. During 1998, Provident reinsured substantially all of its in-force medical stop-loss insurance business. Also during 1998, Provident sold its in-force individual and tax-sheltered annuity business. The transaction did not include Provident's block of GICs or group single premium annuities (SPAs), which continued in a run-off mode.

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

Through the continued development of Unum Japan Accident Insurance Company Limited (Unum Japan), Unum also furthered its expansion into foreign disability markets that began with the acquisition in 1990 of Unum Limited, the leading disability insurer in the United Kingdom.

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

Subsequent to the merger, the Company continued to enter into transactions designed to more closely focus its operations on its core businesses. During 1999, the Company completed the sale of certain divisions of the North American reinsurance management operations of D&H and the reinsurance of the Company's risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates.

During 2000, the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Separately, the Company reinsured on a 100 percent indemnity coinsurance basis the future claim payments on long duration group long-term disability claims in Paul Revere Life which were incurred prior to January 1, 1996. The Company also entered into a reinsurance agreement under which Unum America now cedes, through a net quota share reinsurance agreement, 50 percent of the group life volume above Unum America's aggregate retention limit.

During 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd's syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H, effective January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. This new subsidiary, Benefit Technologies, Inc. (doing business under the name BenefitAmerica), will enhance customer service by offering Internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI will improve GENEX's ability to service its customers, in turn benefiting the Company's insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company's general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8 for further discussion.

Business Strategies

The Company's objective is to grow its business and further enhance profitability by providing:

Comprehensive Solutions for Income Protection and Related Needs

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

Benefits Emphasizing Return to Work

The Company's organization and range of offerings are designed to help employers better manage lost time from the workplace and improve productivity.

      Impairment-based Claims Management with a Clinical Focus: The Company has
      --------------------------------------------------------
      made considerable investments in clinical resources and created a specialty process for handling long-duration claims based on the type of injury or illness. This process, along with the more than 80 physicians in 14 subspecialties, 300 centralized clinical and vocational specialists, and 1000 more who are field-based, is designed to promote return-to-work and absence management.

      Return to Work (RTW) Program Planning: The Company offers a combination of
      -------------------------------------
      web-based resources and access to RTW planners to provide employers opportunities to impact their workplace productivity by strategically designing and formalizing RTW programs. Some customers using the Company's customized RTW program have experienced a significant reduction in lost work days and medical costs.

      Family Medical Leave Act (FMLA) Absence Management: Offering
      --------------------------------------------------
      administration and compliance for complex FMLA and state leave regulations, the Company's FMLA services unit can help employers improve absence management.

      Integrated Disability Management: By combining the Company's early
      --------------------------------
      intervention, rehabilitation, and cost containment resources with the worker's compensation provider a customer chooses, employers are offered the benefit of integrated reporting and disability case management.

      Comparative Reporting and Analysis: With web-based access to the Company's
      ----------------------------------
      private disability database, customers can compare their claim results with those of peer companies to allow analysis of trends in their claim experience with others in their industry. This provides them with a tool to focus on changes in plan design or internal corporate policies needed to promote return-to-work.

Highly Responsive Service for Customers and their Advisors

The Company is committed to providing a high quality service experience for all customers and their advisors. Through a variety of technology tools and trained service professionals, the Company offers a service environment designed to be responsive, timely, and a committed to service excellence.

A suite of services is in place to support customers and their advisors. For advisors, the Company offers Internet-based portal access to work in process and marketing materials. Dedicated service professionals respond to requests for individual sales proposals. Dedicated account management service professionals in local sales offices assist both advisors and customers in plan design, contract implementation, and service delivery. For advisors, the Company offers technology and call center supported contracting and compensation administration services that are designed to make it easy to do business.

The Company's employer customers are assigned service professionals in local sales offices to support and address their implementation and ongoing service needs. Larger employer customers are also assigned Customer Care (claims management and return-to-work services) account managers located in the home office who can provide support for several ongoing programs. There are regional service teams that manage the administration of the account, including contracts, booklets, and billing. The Company offers a wide array of electronic services, including its BenefitManager webpage, electronic booklets and billing, enrollment options including the Internet and interactive voice response, and call centers dedicated to enrollment support. Employer customers have access to a local service specialist regardless of size. Larger cases with more than 2000 insured lives have a wider array of technology tools as well as dedicated national practice account managers available to service the account in the local sales office. The national practice account managers are complemented with home office based account managers when the needs of the customer dictate this solution. The Company also offers technology enabled call center access to service professionals who are connected via a common voice technology network. The Benefit America service offering includes web-enabled, self-service benefit administration solutions for employers and their employees.

Reporting Segments

The Company is organized around its customers, with reporting segments that reflect its major market segments: Employee Benefits, Individual, and Voluntary Benefits. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, group long-term care, accidental death and dismemberment coverages, and the results of managed disability. The Company's Individual reporting segment includes individual disability and individual long-term care. The Voluntary Benefits segment includes products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer. The Other operating segment includes results from products no longer actively marketed, including individual life, corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion of the Company's reporting segments.

Employee Benefits

The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of managed disability, primarily GENEX. Group long-term and short-term disability comprises the majority of the segment, with $2,721.4 million of premium income in 2001. Group life generated $1,338.7 million of premium income in 2001.

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

Group long-term care insurance pays a benefit upon the loss of two or more "activities of daily living" (e.g. bathing, dressing, feeding) and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits begin after a waiting period, generally 90 days or less. Long-term care insurance is marketed on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

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

Individual

Individual disability comprises the majority of the Individual segment, with $1,647.8 million of premium income in 2001. Individual long-term care premium income totaled $180.3 million in 2001.

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

In 1994, the Company began introducing products that insured loss of earnings as opposed to occupations, and these products generally contained more limited benefit periods and longer waiting periods. In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the loss of earnings policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual disability income product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

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

The Company developed a new individual disability product portfolio that was released for sale in approved states during 2000. This product line consolidates the current offerings of the Company's insurance subsidiaries into one new simplified product portfolio. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities.

Individual long-term care is offered on a single customer basis and to smaller employer groups and is marketed on a guaranteed renewable basis. Individual long-term care insurance pays a benefit upon the loss of two or more "activities of daily living" and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits start after a waiting period, generally 90 days or less. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Voluntary Benefits

The Voluntary Benefits segment includes a broad line of products sold to groups of employees through payroll deduction at the workplace. These products include life insurance and health products. Premium income for this segment totaled $790.7 million in 2001.

The life insurance products principally include universal life, interest-sensitive whole life, and term insurance. The Company markets accident and sickness policies that provide benefit payments for disability income, death, dismemberment, or major injury and are designed to supplement social security, worker's compensation, and other insurance plans. The Company markets cancer insurance policies designed to provide payments for hospitalization and scheduled medical benefits, as well as lump sum specified critical illness coverage. The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pre-tax basis, eliminating the Company's ability to continue marketing its products this way. However, the Company believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

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

During 1999, the Company concluded that the reinsurance pools and management operations were not solidly aligned with the Company's strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates. During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd's syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc. The transaction had an effective date of January 1, 2001. The Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance operations.

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

Reinsurance

The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. In general, the maximum amount of risk retained by the Company and not reinsured is $500,000 on any group or individual life policy and $500,000 on group and individual accidental death insurance. Furthermore, the Company's catastrophic coverage for the year 2002 limits its exposure for any accident involving three or more lives in a single event. The 2002 catastrophic reinsurance provides worldwide coverage for all life and disability insured risks with a $20.0 million deductible. Coverage for 2002 includes risk sharing of 28 percent of direct claims above the $20.0 million deductible, but less than $50.0 million, 100 percent of direct claims over $50.0 million but less than $100.0 million, and 25 percent of direct claims over $100.0 million but less than $150.0 million. The coverage is not limited if the event is caused by acts of war or terrorism. The Company's 2001 catastrophic coverage had a $2.0 million deductible per event and full loss coverage for up to $100.0 million of direct claims. Present conditions in the reinsurance market made it difficult to duplicate in 2002 the catastrophe coverage program in place for 2001.

The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue. Other than the catastrophic coverage, the Company does not reinsure group or individual disability policies issued subsequent to 1999.

For ceded reinsurance agreements wherein the Company is not relieved of its primary liability to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, and consideration of the need for collateral, such as letters of credit or trust agreements. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 2001 relates to approximately 315 reinsurance relationships. Of the seven major relationships which account for approximately 78 percent of the reinsurance receivable amount at December 31, 2001, all are with companies rated A or better by A.M. Best Company or are fully securitized by letters of credit and/or investment-grade fixed maturity securities held in trust.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8 for further discussion of the Company's reinsurance activities.

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

The review resulted in an increase in the benefits and reserves for future benefits for the Company's domestic and Canadian group long-term disability unpaid claim liabilities. As a result of the review, the Company increased its policy and contract benefit liabilities $359.2 million, which reduced 1999 earnings $359.2 million before tax and $233.5 million after tax. The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported factors, and discount rates. For further discussion of reserves, refer to the critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8.

Investments

Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. The Company's investment portfolio was $28.3 billion, or over 65 percent of total assets, at December 31, 2001, and in 2001 net investment income was over 21 percent of the Company's total revenue. Refer to "Risk Factors", the investment section in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Items 7 and 8 for information on the Company's investments and derivative financial instruments.

Competition

There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 2001, there were over 2,000 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products. The Company's principal competitors in the voluntary benefits market and in the employee benefits market for group life and long-term care products include the largest insurance companies in the United States.

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

The laws of the states of Maine, Tennessee, Massachusetts, South Carolina, and New York require the registration of and periodic reporting by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute a holding company system. The Company is registered as a holding company system in Maine, Tennessee, Massachusetts, South Carolina, and New York. The holding company statutes require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. The Company may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states.

The risk-based capital (RBC) standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners (NAIC), establish an RBC ratio comparing adjusted surplus to required surplus for United States domiciled insurance companies. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for the Company's insurance subsidiaries, measured at December 31, 2001, were above the ranges that would require regulatory action. See further discussion under "Risk Factors-Capital Adequacy."

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

Effective in 1993, the NAIC adopted an RBC formula, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuation, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. In 2001 the NAIC adopted revisions to the individual and group disability RBC formula associated with the risk of loss from adverse mortality and morbidity experience. These formula revisions, which were effective December 31, 2001, resulted in a reduction to the minimum risk-based capital requirements for the Company's group disability business. The change in the risk-based capital requirements for individual disability was not significant.

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

Both economic and societal factors can affect claim incidence for disability insurance. The relationship between these factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the employee benefits market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for several quarters.

The pricing actions available in the individual disability market differ between product classes. The nature of that portion of the Company's outstanding insurance business that consists of individual noncancelable disability policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on in-force business due to changes resulting from such factors. Guaranteed renewable contracts can be repriced to reflect external factors, but rate changes cannot be implemented as quickly as in the employee benefits market.

Disability insurance products are important products for the Company. To the extent that disability products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.

Group Life Insurance

Group life insurance may be affected by many factors, including the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, the Company's risk selection process, the ability of the Company to retain employer groups with lower claim incidence rates, and the geographical concentration of employees. Claim incidence is also influenced by events such as the September 11,2001 tragedy, which may impact the availability of reinsurance coverage. Changes in any of these factors may adversely affect the results of the Company.

Investments

The Company maintains an investment portfolio that is primarily composed of fixed income securities. The quality and/or yield of the portfolio may be impacted by a number of factors, including the general economic environment, changes in the credit quality of the issuer, changes in market conditions, changes in interest rates, changes in foreign exchange rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer's industry, a significant deterioration in the cash flows of the issuer, or a change in the issuer's marketplace may adversely impact the Company's ability to collect principal and interest from the issuer.

The investments held by the Company's insurance subsidiaries are highly regulated by specific legislation in each state that governs the type, amount, and credit quality of allowable investments. Legislative changes could force the Company to restructure the portfolio in an unfavorable interest rate or credit environment, with a resulting adverse impact on profitability.

The Company uses derivative instruments that are hedging in nature. The Company's profitability may be adversely impacted if a counterparty to the derivative defaults in its payment. This default risk is mitigated by cross-collateralization agreements.

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

In 1974 Congress passed the Employee Retirement Income Security Act (ERISA). The purpose of ERISA was to reserve for federal authority the sole power to regulate the field of employee benefits. ERISA eliminated the threat of conflicting or inconsistent state and local regulation of employee benefit plans. In doing so, ERISA pre-empted all state laws except those that specifically regulated the business of insurance. ERISA also provides an exclusive remedial scheme for any action brought by ERISA plan participants and beneficiaries. ERISA has allowed plan administrators and plan fiduciaries to efficiently manage employee benefit plans in the United States. Most group long-term and short-term disability plans administered by the Company are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations could adversely impact the risk of managing employee benefit plans, increase the premiums associated with such plans, and ultimately impact their affordability.

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

Employees

At December 31, 2001, the Company had approximately 13,100 full-time employees, including those in its foreign operations. Some employees in Argentina, comprising approximately one percent of the Company's total workforce, are members of a union.

ITEM 2. PROPERTIES

The Company occupies over 3,000,000 square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina. The Company occupies two connected buildings totaling 840,000 square feet in Chattanooga, Tennessee. The office building and substantially all of the surrounding 25 acres of land used for employee parking are owned by the Company in fee along with a 27-unit apartment building for corporate use. A parking deck is currently under construction on a portion of the surrounding 25 acres of land used for employee parking. In addition, approximately 35,000 square feet of office space is leased and occupied in a nearby office building.

The Company occupies facilities in Portland, Maine, which are comprised of eight owned facilities totaling 968,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 127,000 square feet of office space is leased and occupied in three buildings with rents totaling $1.5 million per year.

The Company occupies facilities totaling 341,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking. In addition, the Company leases 13,000 square feet in Auburn, Massachusetts.

The Company occupies approximately 547,000 square feet of office space in Columbia, South Carolina. The buildings are located on approximately 47 acres with a portion developed for employee parking.

The Company also owns office buildings in the United Kingdom and Argentina, which serve as the home offices of Unum Limited and Boston Compania Argentina de Seguros SA, respectively. The property in the United Kingdom is located in Dorking, with approximately 70,000 square feet of office space located on approximately 55 acres with a portion developed for employee parking. The facility in Argentina is approximately 23,000 square feet of space within a condominium in Buenos Aries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM. Common stock information is shown as follows:

                                    Market Price
                              -----------------------
                                  High         Low       Dividend
                              -----------   ---------   -----------
           2001
           1st Quarter          $30.4400     $23.8125    $0.1475
           2nd Quarter           33.7500      27.0300     0.1475
           3rd Quarter           33.0100      22.2500     0.1475
           4th Quarter           27.3500      22.4100     0.1475

           2000
           1st Quarter          $31.9375     $11.9375    $0.1475
           2nd Quarter           24.6250      14.8125     0.1475
           3rd Quarter           27.6875      19.2500     0.1475
           4th Quarter           29.7500      25.4375     0.1475

As of March 18, 2002 there were 21,127 registered holders of common stock. The Company's dividend reinvestment plan offers shareholders of Company common stock a convenient way to purchase additional shares of common stock. More information and an authorization form may be obtained by writing or calling the Company's transfer agent, EquiServe Trust Company, N.A. The toll-free customer service number is 1-800-446-2617.

For information on restrictions relating to the Company's insurance subsidiaries' ability to pay dividends to the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Item 8 Note 16 of the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                                                2001           2000            1999           1998         1997
                                             ----------------------------------------------------------------------
                                                          (in millions of dollars, except share data)
Statement of Operations Data
Premium Income                               $   7,078.2    $   7,057.0    $   6,843.2    $   6,129.0   $   5,293.1
Net Investment Income                            2,002.9        2,060.4        2,059.7        2,035.4       2,015.7
Net Realized Investment Gain (Loss)                (40.6)         (14.6)          87.1           55.0          11.5
Other Income                                       354.3          329.5          339.6          299.9         357.0
                                             -----------    -----------    -----------    -----------   -----------

Total Revenue                                    9,394.8        9,432.3        9,329.6        8,519.3       7,677.3

Benefits and Expenses                            8,569.7        8,566.7        9,495.1        7,599.1       6,760.6
                                             -----------    -----------    -----------    -----------   -----------
Income (Loss) Before Federal Income Tax
   and Extraordinary Loss                          825.1          865.6         (165.5)         920.2         916.7
Federal Income Tax                                 243.0          301.4           17.4          302.8         299.1
                                             -----------    -----------    -----------    -----------   -----------
Income (Loss) Before Extraordinary Loss            582.1          564.2         (182.9)         617.4         617.6
Extraordinary Loss, Net of Tax                      (2.9)            --             --             --            --
                                             -----------    -----------    -----------    -----------   -----------

Net Income (Loss)                            $     579.2    $     564.2    $    (182.9)   $     617.4   $     617.6
                                             ===========    ===========    ===========    ===========   ===========

Per Common Share Information

Net Income (Loss) - Basic                    $      2.40    $      2.34    $     (0.77)   $      2.60   $      2.62
Net Income (Loss) - Assuming Dilution        $      2.38    $      2.33    $     (0.77)   $      2.54   $      2.57
Common Stockholders' Equity at End of Year   $     24.52    $     23.12    $     20.73    $     25.89   $     23.46
Cash Dividends                               $      0.59    $      0.59    $      0.58    $      0.57   $      0.55
Weighted Average Common Shares
   Outstanding (000s)

     - Basic                                   241,824.9      240,880.4      239,080.6      236,975.2     230,741.2
     - Assuming Dilution                       243,608.7      242,061.0      239,080.6      242,348.9     235,818.2

Financial Position (at End of Year)

Assets                                       $  42,442.7    $  40,363.9    $  38,447.5    $  38,602.2   $  37,040.1
Long-term Debt, Subordinated Debt
   Securities, and Preferred Stock           $   2,304.2    $   1,915.5    $   1,466.5    $   1,525.2   $   1,396.2
Stockholders' Equity                         $   5,939.9    $   5,575.5    $   4,982.2    $   6,146.2   $   5,714.1

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

The trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are indicators of the Company's potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company emphasizes integrated selling that combines employee benefit coverages, individual products, and voluntary workplace products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales and persistency.

Critical Accounting Policies

Reserves for Policy and Contract Benefits

The two primary categories of liabilities for policy and contract benefits are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred and have future benefits to be paid. Policy reserves equal the present value of the difference between future policy benefits and expenses and future premiums, allowing a margin for profit. These reserves are applicable for the majority of the Company's business, which is traditional non-interest sensitive in nature. The claim payments are estimated using assumptions established when the policy was issued. Generally accepted accounting principles require that these assumptions not be subsequently modified unless the policy reserves are determined to be inadequate. Throughout the life of the policy, the reserve is based on the original assumptions used for the policy's issue year.

A claim reserve is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company. Policy reserves for a particular policy continue to be maintained after a claim reserve has been established. Claim reserves generally equal the Company's estimate, at the current reporting period, of the present value of the liability for future benefits to be paid on a claim. A claim reserve for a specific claim is based on assumptions derived from the Company's actual historical experience as to claim duration as well as the specific circumstances of the claimant such as benefits available under the policy, the covered benefit period and the age and occupation of the claimant. Consideration is given to historical trends in the Company's experience and to expected deviations from historical experience that result from changes in benefits available, changes in the Company's risk management policies and procedures, and other economic, environmental, or societal factors. Reserves for claims that are estimated to have already been incurred but that have not yet been reported to the Company are based on factors such as historical claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors impacting claim experience change. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves provide the Company's current estimate of adequate and reasonable provision for future benefits. This review includes the determination of a range of reasonable estimates within which the reserve must fall.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 94 percent of the Company's deferred policy acquisition costs relates to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies. The estimated premium income in the early years of the amortization period is higher than in the later years due to anticipated policy lapses, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted annually to reflect the actual policy lapse experience as compared to the anticipated experience. The Company will experience increased amortization if policies terminate earlier than projected.

Deferred costs related to group and individual disability products are amortized over a twenty-year period. Approximately 60 percent and 85 percent of the original deferred costs related to group disability products are expected to be amortized by years ten and fifteen, respectively. For individual disability policies, approximately 50 percent and 70 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group life products are amortized over a fifteen-year period, with approximately 20 percent of the cost expected to remain at year ten.

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates market conditions, relevant industry conditions and trends, rating agency actions, offering prices, trends of earnings, and other key measures for the related security. When a decline in value is determined to be other than temporary, the Company recognizes an impairment loss in the current period results to the extent of the decline in value.

Private placement fixed maturity securities with a carrying value of approximately $4.2 billion, or 17.0 percent of total fixed maturity securities at December 31, 2001, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. All such investments are classified as available for sale. The Company's ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa by major credit rating organizations.

As of December 31, 2001, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

..     Risk free interest rates of 4.30 percent for five-year maturities to 5.47 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.
..     Current Baa corporate bond spreads ranging from 1.48 percent to 2.99 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.
..     An additional ten basis points were added to the risk free rates for foreign investments.
..     Additional basis points were added as deemed appropriate for securities in certain industries that are considered to be of greater risk.

Historically, the Company's realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Reinsurance Receivable

Reinsurance is a contractual agreement whereby the Company's reinsurance partners assume a defined portion of the risk for future benefits payable under reinsurance contracts. The reinsurance receivable reported as an asset in the Company's consolidated statements of financial condition includes amounts due from the Company's reinsurers on current claims and estimates of amounts that will be due on future claims. Policy reserves and claim reserves reported in the Company's consolidated statements of financial condition are not reduced for reinsurance. The reinsurance receivable is generally equal to the policy reserves and claim reserves related to the risk being reinsured. The Company reduces the reinsurance receivable if recovery is not likely due to the financial position of the reinsurer or if there is disagreement between the Company and the reinsurer regarding the liability of the reinsurer.

Results of Operations

2001 Significant Transactions and Events

The September 11, 2001 tragedy resulted in a 2001 before-tax charge of $24.0 million, or $15.6 million after tax. This charge included estimated gross ultimate losses from reported and unreported claims of $65.0 million less an estimated $41.0 million recoverable from the Company's reinsurers. The charge did not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to impacted policyholders and group clients. The Company's reinsurance program provides a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business through a group of highly rated major national and international reinsurance organizations. Because of the quality and level of the Company's various reinsurance coverages, the Company does not anticipate that any of its reinsurers will be unable to cover the claims incurred as a result of the events. Should this occur, however, all of the Company's insurance subsidiaries are sufficiently capitalized such that each insurance subsidiary will be able to satisfy these claims and will face no liquidity or risk-based capital issues. The effects on each line of business are disclosed in the following discussions of segment operating results.

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd's syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility.

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by one of the Company's insurance subsidiaries and ceded approximately $113.6 million of reserves to the reinsurer. The transaction had an effective date of November 1, 2001.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. This new subsidiary, Benefit Technologies, Inc. (doing business under the name BenefitAmerica), will enhance customer service by offering Internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI will improve GENEX's ability to service its customers, in turn benefiting the Company's insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company's general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

During 2001, the Company wrote off the remaining goodwill balance related to its operations in Argentina, resulting in a decrease in before-tax and after-tax operating income of $5.4 million.

In 2001, the Company recognized a tax benefit of $35.2 million related to its investment in the foreign reinsurance operations, which lowered the 2001 tax rate below the U.S. federal statutory rate of 35 percent. Additionally, as a result of tax legislation enacted in the United Kingdom during 2000 that allows additional group tax relief among companies with common ownership, the Company began recognizing foreign tax benefits during 2001.

During 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. This early redemption is expected to lower the Company's financing costs in 2002 through the use of commercial paper available at lower interest rates. The early extinguishment of debt resulted in a write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities. The extraordinary loss, net of a $1.6 million tax benefit, was $2.9 million.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. Application of the non-amortization provision is expected to increase 2002 earnings $21.3 million before tax and $20.2 million after tax. In connection with the initial adoption of SFAS 142, the Company will perform the required transitional goodwill impairment tests. Any impairment loss resulting from the transitional goodwill impairment tests will be recognized as the effect of a change in accounting principle and will be presented as a separate caption, net of tax, in the income statement. The impairment loss, if any, is not expected to have a material impact on the Company's financial position or results of operations.

2000 Significant Transactions and Events

During 2000, the Company completed a series of strategic transactions designed to more closely focus its operations on its core businesses, increase its financial flexibility, support its present credit and claims-paying ratings, increase the risk-based capital ratios of the insurance subsidiaries involved, and lower its leverage ratios. The primary transaction involved agreements under which the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company's insurance subsidiaries, as well as a small block of individually underwritten group life insurance. The reinsurance agreements were effective as of July 1, 2000.

Separately, the Company reinsured on a 100 percent indemnity coinsurance basis the future claim payments on one of the Company's insurance subsidiaries' long duration group long-term disability claims that were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

During 2000, the Company entered into a reinsurance agreement under which one of the Company's insurance subsidiaries will cede through a net quota share reinsurance agreement 50 percent of the group life volume above the aggregate retention limit. The treaties are five-year quota share treaties ceding 25 percent of premium, life volume, and paid claims to each reinsurer. The reinsurance agreements were effective as of October 1, 2000.

During 2000, the Company purchased a single premium annuity for its retirees, which allowed the release of the related pension plan liability and resulted in a net before-tax gain of $116.1 million. The pension plan transaction enabled the Company to provide a higher level of administrative service for its retirees while also locking in favorable pension plan performance.

Also in 2000, the Company increased reserves $65.6 million in the Company's long-term disability business and $21.9 million in the reinsurance operations, wrote off assets and established loss provisions of $15.5 million in the reinsurance operations, and accrued consolidation and benefit expenses of $9.4 million. See the discussions of segment operating results contained herein for further information.

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

During 1999 the Company also recognized $327.8 million of before-tax charges related to its reinsurance operations. These charges were as follows (in millions of dollars):

     North American Reinsurance Operations
     Loss on Sale of A&H and LTC Reinsurance Management              $ 12.9
       Operations (includes write-off of $6.0 million of
       goodwill)
     Loss on Reinsurance of A&H and LTC Risk Participations            12.7
     Provision for Losses on Retained Business                         42.1
     International Reinsurance Operations
     Provision for Losses on Lloyd's of London Syndicate
       Participations                                                 186.5
     Provision for Losses on Reinsurance Pool
       Participations Other than Lloyd's                               21.9
     Goodwill Impairment Excluding Amount Recognized on Sale           51.7
                                                                     ------
                Total Before-tax Charge                              $327.8
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

Consolidated Operating Results

(in millions of dollars)

                                                                  Year Ended December 31
                                             ----------------------------------------------------------------
                                               2001       % Change       2000         % Change         1999
                                             --------                  --------                      --------
Revenue
Premium Income                               $7,078.2         0.3%     $7,057.0            3.1%      $6,843.2
Net Investment Income                         2,002.9        (2.8)      2,060.4             --        2,059.7
Other Income                                    354.3         7.5         329.5           (3.0)         339.6
                                             --------                  --------                      --------
Total                                         9,435.4        (0.1)      9,446.9            2.2        9,242.5
                                             --------                  --------                      --------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                             6,234.3        (2.7)      6,407.5           (5.6)       6,787.6
Commissions                                     782.8         3.8         754.1          (17.5)         913.6
Interest and Debt Expense                       169.6        (6.7)        181.8           31.9          137.8
Deferral of Policy Acquisition Costs           (695.9)       16.8        (595.7)         (26.4)        (809.3)
Amortization of Deferred Policy
  Acquisition Costs                             432.7        (5.2)        456.5           (3.9)         474.8
Amortization of Value of
  Business Acquired                              48.4         7.6          45.0           17.5           38.3
Amortization of Goodwill                         26.6        19.3          22.3          (73.0)          82.6
Operating Expenses                            1,571.2        21.3       1,295.2          (30.7)       1,869.7
                                             --------                  --------                      --------
Total                                         8,569.7          --       8,566.7           (9.8)       9,495.1
                                             --------                  --------                      --------

Income (Loss) Before Federal
  Income Tax, Net Realized
  Investment Gain (Loss), and
  Extraordinary Loss                            865.7        (1.6)        880.2           N.M.         (252.6)
Federal Income Tax (Credit)                     258.1       (16.0)        307.1           N.M.          (12.9)
                                             --------                  --------                      --------
Income (Loss) Before Net Realized
  Investment Gain (Loss) and
  Extraordinary Loss                            607.6         6.0         573.1           N.M.         (239.7)
Net Realized Investment Gain (Loss)             (25.5)       N.M.          (8.9)          N.M.           56.8
                                             --------                  --------                      --------
Income (Loss) Before Extraordinary Loss         582.1         3.2         564.2           N.M.         (182.9)
Extraordinary Loss                               (2.9)       N.M.            --           N.M.             --
                                             --------                  --------                      --------
Net Income (Loss)                            $  579.2         2.7      $  564.2           N.M.       $ (182.9)
                                             ========                  ========                      ========

N.M. = not a meaningful percentage

In the following financial statements and discussions of operating results by segment, "revenue" includes premium income, net investment income, and other income. "Income" or "loss" excludes federal income tax, net realized investment gains and losses, and extraordinary losses.

Employee Benefits Segment Operating Results

(in millions of dollars)

                                                             Year Ended December 31
                                           ----------------------------------------------------------
                                             2001       % Change      2000       % Change      1999
                                           --------                 --------                 --------
Revenue
Premium Income
  Group Long-term Disability               $2,151.8          3.3%   $2,082.7          2.4%   $2,034.7
  Group Short-term Disability                 569.6         10.7       514.4          8.6       473.7
  Group Life                                1,338.7         12.0     1,194.8          3.2     1,158.2
  Accidental Death &
    Dismemberment                             206.3         10.1       187.3         (1.8)      190.7
  Group Long-term Care                         81.1         28.1        63.3         47.6        42.9
                                           --------                 --------                 --------
Total Premium Income                        4,347.5          7.5     4,042.5          3.6     3,900.2
Net Investment Income                         761.6          8.5       701.8         16.0       604.9
Other Income                                  178.8         18.2       151.3          7.9       140.2
                                           --------                 --------                 --------
Total                                       5,287.9          8.0     4,895.6          5.4     4,645.3
                                           --------                 --------                 --------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                           3,598.8          5.0     3,426.2         (6.5)    3,663.9
Commissions                                   343.2          6.4       322.5         (2.0)      329.0
Deferral of Policy Acquisition Costs         (293.9)        27.0      (231.4)        (7.1)     (249.2)
Amortization of Deferred Policy
  Acquisition Costs                           169.6         15.2       147.2         38.1       106.6
Amortization of Value of
  Business Acquired                             2.0        (16.7)        2.4         (4.0)        2.5
Operating Expenses                            938.4         18.1       794.4          2.8       773.1
                                           --------                 --------                 --------
Total                                       4,758.1          6.7     4,461.3         (3.6)    4,625.9
                                           --------                 --------                 --------

Income Before Federal Income
  Tax, Net Realized Investment
  Gain (Loss), and Extraordinary Loss      $  529.8         22.0    $  434.3         N.M.    $   19.4
                                           ========                 ========                 ========

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The Company has adjusted its focus within the Employee Benefits segment to integrated selling that combines long-term disability, short-term disability, and group life products. During 2001, 28 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 32 percent and 26 percent for 2000 and 1999, respectively.

Sales for Employee Benefits, on both a submitted and effective date basis, are as follows:

(in millions of dollars)

                                                       Year Ended December 31
                                      ---------------------------------------------------------
                                        2001     % Change       2000     % Change        1999
                                      --------                --------                 --------
Sales - Submitted Date Basis
Group Long-term Disability            $  398.4       19.4%    $  333.8      (13.3)%    $  385.2
Group Short-term Disability              176.9       19.1        148.5      (13.7)        172.0
Group Life                               338.4       12.4        301.0       (1.6)        305.8
Accidental Death & Dismemberment
  and Group Long-term Care                85.8        8.1         79.4      (11.3)         89.5
                                      --------                --------                 --------
Total                                 $  999.5       15.9     $  862.7       (9.4)     $  952.5
                                      ========                ========                 ========

Sales - Effective Date Basis
Long-term Disability                  $  356.2       12.0%    $  318.0      (31.9)%    $  466.9
Short-term Disability                    166.7       32.9        125.4      (38.3)        203.1
Group Life                               362.9       63.8        221.5      (34.5)        338.3
Accidental Death & Dismemberment
  and Group Long-term Care                82.1        2.6         80.0      (10.5)         89.4
                                      --------                --------                 --------
Total                                 $  967.9       29.9     $  744.9      (32.1)     $1,097.7
                                      ========                ========                 ========

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

The Company monitors persistency and reflects adverse changes in persistency in the current period's amortization of deferred policy acquisition costs. Persistency during 2001 for group disability, group life, and accidental death and dismemberment products was generally improved overall from that experienced in 2000 but was unfavorable for certain issue years when compared to the persistency expected at the time the business was written, resulting in additional amortization of $41.5 million. The majority of the unfavorable persistency occurred in more recently issued business, which has higher associated unamortized deferred policy acquisition costs. The additional amortization related to persistency in 2000 and 1999 was $34.1 million and $5.2 million, respectively. It is expected that persistency for the foreseeable future may continue to be lower than historical levels. The Company's 2001 renewal program was generally successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will emerge throughout 2002. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes the Company's wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $150.6 million in 2001, compared to $126.1 million in 2000 and $107.8 million in 1999.

Group Disability

Group disability revenue was $3,352.7 million in 2001 compared to $3,200.4 million in 2000. Group disability reported income of $336.9 million for 2001 compared to $211.0 million for 2000. Group disability results for 2001 include $7.3 million for losses related to September 11, 2001, with estimated gross ultimate losses from reported and unreported claims of $9.0 million less an estimated $1.7 million recoverable from the Company's reinsurers. The income for 2000 includes an increase of $65.6 million in group long-term disability claim reserves, discussed more fully below.

Positive impacts on 2001 income were a $152.3 million revenue increase and a change in the benefit ratio from 87.1 percent in 2000 to 84.1 percent in 2001, excluding losses related to September 11 for 2001 and the $65.6 million reserve increase for 2000. The commission ratio also improved slightly relative to 2000. Negatively impacting income was an increase in the operating expense ratio in 2001 compared to 2000. The 2001 results include $26.3 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during 2001 relative to that which was expected at the time the business was written. The additional amortization during 2000 was $25.8 million. For both 2001 and 2000, the disability business retained is relatively more profitable than the business that terminated.

A critical part of the Company's strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company has implemented pricing changes in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Persistency during 2001 on the overall block of group disability improved over 2000, with long-term disability persistency at 84.9 percent compared to 81.6 percent last year and short-term disability at 82.1 percent versus 80.7 percent in 2000. However, persistency on business sold in 1999 and 2000 has been unfavorable when compared to what was expected when the business was sold, resulting in additional amortization of the deferred policy acquisition costs that have a relatively high remaining asset balance.

The fundamentals underlying risk results in the group disability line continued to exhibit overall improvement in 2001, as demonstrated by the lower benefit ratio. Claim recovery rates in 2001 continued to be above historical levels but the increase in the claim recovery rates has slowed, as expected, as the Company has now fully implemented the improvements to its claim processes. Both submitted and paid claim incidence for long-term disability increased over recent years, with a portion of the increase attributable to industries impacted by the weaker economy. However, in comparing 2001 results with 2000, there was no significant increase in the types of claims normally associated with a weaker economy.

For short-term disability, both the average claim duration and paid incidence increased from the prior year. The average weekly indemnity continued to increase as well, but the premium per life grew at a slightly higher level. The Company expects to modify its product and pricing strategy in short-term disability to be more selective in the product options offered in the large case market, with a focus on self funded or experience rated products.

Group disability revenue was $3,200.4 million in 2000 compared to $3,029.0 million in 1999. The high terminations and slow sales decreased the earned premium growth compared to that experienced during 1999 and 1998. Group disability reported income of $211.0 million for 2000 compared to a loss of $225.7 million for 1999. Included in the income for 2000 was an increase of $65.6 million in group long-term disability claim reserves, which represented approximately 1.2 percent of total group long-term disability claim reserves. The increase, which resulted from lengthening the projected average claim duration for certain of the Company's group long-term disability claims, was not a result of deteriorating experience but was believed appropriate based on the Company's assessment of the ultimate settlement of these claims. The 1999 loss of $225.7 million was the result of the $191.7 million charge resulting from lowering the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions and the $359.2 million charge resulting from the revision in the underlying assumptions used to estimate the ultimate cost of unpaid group long-term disability claims, as discussed in the preceding "Results of Operations." See Note 2 of the "Notes to Consolidated Financial Statements" for further discussion.

Excluding the adjustments to the disability claim liabilities discussed in the preceding paragraph, the benefit ratio for group disability was 83.5 percent in 1999 compared to 87.1 percent in 2000. For long-term disability, the ratio for 2000 was higher than in 1999. The paid claim incidence for long-term disability was lower than 1999 due to lower claim acceptance rates, and the rate of net claim resolutions continued to increase during 2000. The 2000 submitted claim incidence rate for long-term disability was higher than the rate for 1999.

The claims disruption charge taken in the fourth quarter of 1998 resulted in a $50.3 million charge for the group long-term disability line of business for the expected increase in claims durations due to management's expectation that productivity in the claims organization would be impacted as a result of planning, consolidation, and integration efforts related to the merger. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, the 1999 loss for the group long-term disability line of business would have been negatively impacted by $50.3 million. However, the shortfall of the actual 1999 experience below that assumed resulted in a negative effect on 1999 results of $18.1 million.

The benefit ratio for short-term disability decreased marginally during 2000 from the 1999 ratio. The incidence of submitted claims for short-term disability remained relatively constant throughout 2000 and 1999, declining slightly in 2000 compared to the 1999 rate. Negative impacts on the benefit ratio in 2000 were the average claim duration, which increased to its highest level in recent periods during 2000, and an increase in the average weekly indemnity.

Additionally, the increase in the amortization of deferred policy acquisition costs had a negative impact on 2000 income. This increase resulted from $25.8 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced during 2000 relative to that which was expected at the time the business was written. The additional amortization during 1999 was $4.2 million. Also included in 1999 is $3.3 million of amortization related to the write-off of the unamortized balance of deferred costs related to certain discontinued products in the foreign operations.

Income in 2000 was positively impacted by a 5.7 percent revenue increase and an improvement in both the commission and operating expense ratios relative to 1999.

As previously disclosed under "Results of Operations," during 2000 the Company entered into a 100 percent indemnity coinsurance agreement to cede the future claim payments on one of its insurance subsidiaries' long duration group long-term disability claims which were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

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

The Company, similar to all financial institutions, has some exposure if a severe and prolonged recession occurs, but management believes that the Company is well positioned if a weaker economy were to occur. Many of the Company's products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. The Company has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry. Because of improvements made in the claims organization in recent years, the Company believes it can respond to increased levels of submitted claims which might result from a slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $179.2 million in 2001 compared to $214.0 million in 2000. Included in 2001 income is additional benefit expense of $6.7 million related to the September 11, 2001 tragedy.

Group life, accidental death and dismemberment, and long-term care reported an increase in revenue for 2001 compared to 2000 due to increases in both premium income and net investment income. Premium growth was attributable to strong sales results in 2001 and improvements in persistency. Persistency for group life was 84.6 percent in 2001, an increase over the 81.5 percent for 2000. For accidental death and dismemberment, persistency was 83.0 percent and 79.5 percent for 2001 and 2000, respectively.

Offsetting the 2001 revenue increase was an increase in the benefit ratio and operating expense ratio when compared to the previous year reporting period. The amortization of deferred policy acquisition costs for 2001 includes $15.2 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in the group life product line. The additional amortization during 2000 was $8.3 million.

Group life submitted and paid incidence continued to remain high in 2001, although the incidence rates during the last six months of the year were lower than the rates for the first half of 2001. The average paid claim size has also increased compared to the prior year, and waiver incidence continues to be above recent levels. The claim recovery rate on waiver claims has increased, somewhat mitigating the impact of the increase in waiver incidence.

Group life 2001 benefits include estimated gross ultimate losses from reported and unreported claims of $17.0 million less an estimated $14.0 million recoverable from the Company's reinsurers, for a net increase in benefits of $3.0 million related to the September 11, 2001 tragedy.

The Company has implemented several actions in the group life line of business, including tighter underwriting guidelines and pricing changes, and is developing case specific remedial plans for under performing business. The Company believes these actions will improve profitability in group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of the actions implemented, it is expected that the sales growth rate in this business will slow from that experienced in recent years. This was evidenced by the rate of growth reported for group life sales in the fourth quarter of 2001, with a 15.2 percent and 27.0 percent decline, compared to the fourth quarter of 2000, reported for submitted and effective date basis sales, respectively.

The 2001 benefit ratio for accidental death and dismemberment was higher than 2000 primarily due to a significant increase in the average paid claim amounts. The rate of claim incidence in 2001 did not change significantly over the prior year. The 2001 results for accidental death and dismemberment include estimated gross ultimate losses of $25.0 million less estimated reinsurance recoverables of $21.3 million, for a net increase in benefits of $3.7 million related to the September 11, 2001 tragedy. These losses relate to both accidental death and dismemberment and travel accident coverages.

Group long-term care reported a very slight decrease in the benefit ratio for 2001 compared to 2000, although the last two quarters of 2001 reported increasing benefit ratios relative to the first half of the year and to prior year quarters.

The reinsurance transaction entered into during 2000 under which an insurance subsidiary of the Company cedes through a net quota share reinsurance agreement 50 percent of the group life volume above the aggregate retention limit does not meet the conditions for reinsurance accounting and is therefore accounted for as a deposit. As such, there is no effect on reported premium income or benefits. The only impact on the income statement is the risk charge paid to the reinsurers. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance transactions.

Group life, accidental death and dismemberment, and long-term care reported income of $214.0 million in 2000 compared to $239.5 million in 1999. Group life and long-term care both reported an increase in revenue for 2000 compared to 1999 due to increases in premium income and net investment income. Offsetting the revenue increase was an increase in the benefit ratio when compared to 1999. Group life reported a higher benefit ratio in 2000 compared to the prior year due to an increase in the average paid claim size and waiver incidence, partially offset by a decrease in paid mortality incidence.

The 2000 benefit ratio for accidental death and dismemberment was higher than 1999 due to an increase in the average paid claim size. Submitted incidence for accidental death and dismemberment improved relative to 1999.

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

Individual Segment Operating Results

(in millions of dollars)

                                                               Year Ended December 31
                                           ---------------------------------------------------------------
                                             2001       % Change        2000       % Change         1999
                                           --------                   --------                    --------
Revenue
Premium Income
  Individual Disability                    $1,647.8          0.3%     $1,643.5          5.8%      $1,553.5
  Individual Long-term Care                   180.3         34.9         133.7         45.3           92.0
                                           --------                   --------                    --------
Total Premium Income                        1,828.1          2.9       1,777.2          8.0        1,645.5
Net Investment Income                         912.8          8.6         840.3          9.0          771.1
Other Income                                   86.7        (28.9)        122.0        100.7           60.8
                                           --------                   --------                    --------
Total                                       2,827.6          3.2       2,739.5         10.6        2,477.4
                                           --------                   --------                    --------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                           1,932.7          4.0       1,858.4         15.8        1,604.2
Commissions                                   260.6          2.5         254.3         (7.4)         274.5
Deferral of Policy Acquisition Costs         (224.1)         7.5        (208.4)         4.8         (198.8)
Amortization of Deferred Policy
  Acquisition Costs                           106.4         16.8          91.1         17.2           77.7
Amortization of Value of
  Business Acquired                            44.1          8.4          40.7         30.9           31.1
Operating Expenses                            417.2          2.9         405.3         (6.7)         434.6
                                           --------                   --------                    --------
Total                                       2,536.9          3.9       2,441.4          9.8        2,223.3
                                           --------                   --------                    --------

Income Before Federal Income
  Tax, Net Realized Investment
  Gain (Loss), and Extraordinary Loss      $  290.7         (2.5)     $  298.1         17.3       $  254.1
                                           ========                   ========                    ========

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $145.1 million in 2001, compared to $116.1 million in 2000 and $124.1 million in 1999. The Company developed a new individual disability product portfolio that was released for sale in approved states early in the fourth quarter of 2000. The new portfolio utilizes a modular approach offering customers a range of product options and features. This portfolio was designed to combine the best features from prior Company offerings and includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities. Management expects that premium income in the individual disability line will grow on a year-over-year basis as the portfolio transition produces increasing levels of new sales of individual disability products and as a result of an increased focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under "Employee Benefits Segment Operating Results." The persistency of individual disability business continues to be stable.

Revenue was $2,615.8 million for 2001 compared to $2,585.6 million in 2000. Income in the individual disability line of business was $274.8 million in 2001, a decrease of 3.7 percent over the prior year. Included in the results for 2001 was $14.0 million of estimated gross ultimate losses related to September 11, 2001, less an estimated recoverable from reinsurers of $4.0 million. Excluding this $10.0 million loss, income would have been essentially level with 2000.

The benefit ratio of 107.7 percent for 2001 was slightly higher than the 2000 ratio of 106.6 percent. The interest adjusted loss ratio was 63.6 percent and
63.4 percent for 2001 and 2000, respectively. Submitted and paid claim incidence rates for the overall individual disability line of business increased from 2000 and are higher than recent historical incidence rates. The claim recovery rate for 2001 increased compared to the 2000 results. Individual disability also benefited from a slightly improved commission ratio for 2001 as compared to 2000, but the operating expense ratio increased.

The overall individual disability results for 2001 were negatively impacted by the business issued during the mid-1990s and prior years. The interest adjusted loss ratios for later issue years are significantly below the overall ratio of
63.6 percent, even in the more poorly performing market segments and product lines. The improvement in the later issue year business reflects the substantial product, distribution, and underwriting changes made during that time period. The Company is reviewing internal and external alternatives, including reinsurance, for improving the overall results in its individual disability line of business, particularly as related to business issued prior to the mid-1990s.

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

Income in the individual disability line of business was $285.3 million in 2000, an increase of $28.6 million from the prior year. As discussed in the preceding "Results of Operations," in the second quarter of 1999 the Company lowered the discount rate used to calculate certain of Unum's disability claim reserves to conform with Provident's process and assumptions, which decreased individual disability income by $38.9 million in 1999. Excluding this 1999 adjustment, individual disability income decreased $10.3 million in 2000 compared to 1999. See Note 2 of the "Notes to Consolidated Financial Statements" for further discussion.

This line reported an increase in the benefit ratio for 2000 compared to last year's ratio, excluding the 1999 discount rate change. Submitted incidence for 2000 was slightly higher than the average for the year 1999, while paid incidence improved relative to the prior year. The claim acceptance rate declined throughout 1999 and 2000, and the net claim resolution rate for 2000 increased from 1999. Offsetting these trends was an increase in reserves for existing claims. Individual disability benefited from improved commission and operating expense ratios for 2000 as compared to 1999. The amortization of value of business acquired increased in 2000 primarily as a result of the amortization on the block of inforce business reinsured effective January 1, 2000.

As noted in the "Employee Benefits Segment Operating Results," claim resolution rate assumptions were revised downward in the fourth quarter of 1998 for claim operations integration activities related to the merger. The Company recorded a $100.3 million charge in the fourth quarter of 1998 in the Individual segment related to the revised claim resolution rates for individual disability. If the impact of merger-related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, income for the individual disability line of business would have been negatively impacted by $100.3 million in 1999. In addition, the excess of the actual 1999 experience over that assumed resulted in a positive effect on income of $25.6 million.

Individual Long-term Care

The individual long-term care line of business reported a 35 percent increase in premium income for 2001 compared to 2000, primarily due to new sales growth. New annualized sales for long-term care were $53.8 million for 2001, $47.7 million for 2000, and $40.0 million for 1999. The Company expects the strong sales momentum in individual long-term care to continue. Net investment income continues to increase due to the growth in this line of business.

Income in the individual long-term care line of business was $15.9 million in 2001 compared to $12.8 million for 2000, primarily due to an increase in revenue and an improvement in the commission and operating expense ratios. The benefit ratio increased when compared to 2000. The increase over the prior year resulted primarily from an increase in the active life reserve. Paid incidence was essentially unchanged from 2000, and the claim recovery rate increased.

The individual long-term care line of business reported increased premium income for both 2000 and 1999 as compared to the previous years, primarily due to continued new sales growth. Income for 2000 was $12.8 million, compared to a loss of $2.6 million in 1999. The increase in revenue, as well as improvements in both the benefit ratio and operating expense ratios, contributed to the year over year increase.

Voluntary Benefits Segment Operating Results

(in millions of dollars)

                                                              Year Ended December 31
                                           ----------------------------------------------------------
                                             2001     % Change       2000      % Change        1999
                                           -------                  -------                   -------
Revenue
Premium Income                             $ 790.7         6.9%     $ 739.6         6.9%      $ 691.6
Net Investment Income                        124.6         9.9        113.4         6.4         106.6
Other Income                                  13.5        N.M.          6.3          --           6.3
                                           -------                  -------                   -------
Total                                        928.8         8.1        859.3         6.8         804.5
                                           -------                  -------                   -------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                            489.8         9.5        447.2        13.9         392.7
Commissions                                  173.5        14.3        151.8         9.4         138.7
Deferral of Policy Acquisition Costs        (177.6)       16.9       (151.9)        2.8        (147.8)
Amortization of Deferred Policy
  Acquisition Costs                          126.1        12.3        112.3        (0.6)        113.0
Amortization of Value of
  Business Acquired                            2.3          --          2.3        (4.2)          2.4
Operating Expenses                           153.6         7.0        143.6       (14.8)        168.5
                                           -------                  -------                   -------
Total                                        767.7         8.8        705.3         5.7         667.5
                                           -------                  -------                   -------

Income Before Federal Income
  Tax, Net Realized Investment
  Gain (Loss), and Extraordinary Loss      $ 161.1         4.6      $ 154.0        12.4       $ 137.0
                                           =======                  =======                   =======

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $928.8 million in 2001 from $859.3 million in 2000 primarily due to the increase in premium income which was attributable to sales growth and favorable persistency. New annualized sales for 2001 were $296.6 million, an increase of 11.9 percent over the prior year. Management continues its efforts to increase sales through the sales initiatives discussed under "Employee Benefits Segment Operating Results."

For 2001, all of the product lines reported an increase in premium income and net investment income over 2000. The life and disability product lines both reported a marginal increase in the benefit ratio relative to 2000. The increase for life was due primarily to an increase in the size of the average paid claim. Claim payments for disability increased due to an increase in the average monthly indemnity and a lengthening of the duration of claims, but the incidence rates remained stable. The benefit ratio for the other line was higher in 2001 compared to 2000 due partially to the poor results from the block of business which was reinsured in the fourth quarter of 2001 and also due to an increase in the average claim size for the Company's other cancer products.

As previously discussed, during 2001 the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by the Company's subsidiary, Colonial Life & Accident Insurance Company. The transaction closed during the fourth quarter with an effective date of November 1, 2001. The Company ceded approximately $113.6 million of reserves to the reinsurer. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded. The Company will continue to market its other cancer products.

Revenue in the Voluntary Benefits segment increased to $859.3 million in 2000 from $804.5 million in 1999. Sales growth and continued favorable persistency were the primary factors contributing to the increase in premium income. New annualized sales in this segment were $265.0 million in 2000 and $245.3 million in 1999. The investment income growth in 2000 as compared to 1999 was due to the repositioning of the investment portfolio subsequent to the merger.

Income for 2000 increased 12.4 percent over 1999, primarily due to revenue growth of $54.8 million. An additional positive impact on 2000 income was a favorable operating expense ratio attributable to costs savings resulting from the merger. The 2000 benefit ratio was higher than the ratio reported in 1999. The primary drivers were an increase in benefits in the life product line and an increase in the incurred and paid loss ratios for the cancer product line.

Other Segment Operating Results

(in millions of dollars)

                                                                Year Ended December 31
                                           ----------------------------------------------------------------
                                             2001        % Change        2000        % Change        1999
                                           --------                    --------                    --------
Revenue
Premium Income                             $  111.9         (77.5)%    $  497.7         (17.9)%    $  605.9
Net Investment Income                         184.2         (51.2)        377.2         (31.4)        549.5
Other Income                                   50.4          70.8          29.5         (68.0)         92.2
                                           --------                    --------                    --------
Total                                         346.5         (61.7)        904.4         (27.5)      1,247.6
                                           --------                    --------                    --------

Benefits and Expenses
Benefits and Change in Reserves for
  Future Benefits                             213.0         (68.5)        675.7         (40.0)      1,126.8
Other Expenses                                 80.2         (56.7)        185.4         (38.1)        299.3
                                           --------                    --------                    --------
Total                                         293.2         (66.0)        861.1         (39.6)      1,426.1
                                           --------                    --------                    --------

Income (Loss) Before Federal Income
  Tax, Net Realized Investment
  Gain (Loss), and Extraordinary Loss      $   53.3          23.1      $   43.3          N.M.      $ (178.5)
                                           ========                    ========                    ========

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

Individual Life and Corporate-Owned Life

As previously discussed, during 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The Company ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $343.9 million at the end of 2001 and $373.5 million at the end of 2000. The Company recognized a 2000 before-tax realized investment loss of $25.9 million on the fixed maturity securities transferred to the reinsurer. In connection with this realized loss, the Company retrospectively adjusted deferred policy acquisition costs and value of business acquired related to interest-sensitive individual life policies with credits to current period amortization of $9.4 million and $1.5 million, respectively, to reflect investment experience. See "Investments" for further discussion of the realized investment loss.

Total revenue for individual life and corporate-owned life insurance was $42.7 million, $236.1 million, and $435.0 million in 2001, 2000, and 1999, respectively. Income for the same periods was $38.9 million, $49.6 million, and $65.6 million.

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

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd's syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001. See Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of the reinsurance operations.

During 2001, the reinsurance pools and management operations reported a gain of $0.1 million compared to losses of $32.7 million in 2000 and $279.7 million in 1999. Included in the 2000 results were $37.4 million of charges related to the Company's London accident reinsurance pool participation. During 1999, the Company recorded charges of $270.1 million resulting from its decision to exit these pools, but at that time there was insufficient information to fully evaluate all of the exposures. During 2000, additional changes to fund these exposures and provide for the run-off of its participation resulted in a claim reserve adjustment of $21.9 million and uncollectible receivables and loss provisions of $15.5 million.

In 1999, an additional $57.7 million was recorded in the Corporate segment related to the write-off of goodwill. See "Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion of the 1999 and 2000 charges related to the reinsurance operations.

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

Other

Group pension, health insurance, individual annuities, and other closed lines of business had revenue of $201.3 million, $219.4 million, and $279.1 million in 2001, 2000, and 1999 and income of $14.3 million, $26.4 million, and $35.6 million. Decreases in revenue and income are expected to continue as these lines of business wind down. Included in these amounts are the Company's operating results for its operations in Argentina, which produced revenue of $47.1 million, $40.2 million, and $32.9 million in 2001, 2000, and 1999 and income (losses) of $1.1 million, $2.7 million, and $(0.8) million in each of those three years. As previously mentioned, the Company in 2001 wrote off the remaining goodwill balance of $5.4 million related to its operations in Argentina. The goodwill write-off is included in the Corporate segment operating results. The net assets related to the Argentina operations were approximately $9.2 million at December 31, 2001.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill, and certain corporate expenses not allocated to a line of business.

Revenue in the Corporate segment was $44.6 million in 2001, $48.1 million in 2000, and $67.7 million in 1999. As previously discussed under "Results of Operations," during 1999 the Company recorded refunds from the Internal Revenue Service relating to the final settlement of remaining issues for the 1986 through 1992 tax years. The interest on the refunds was $35.4 million and is included in 1999 revenue.

The Corporate segment reported losses of $169.2 million in 2001, $49.5 million in 2000, and $484.6 million in 1999. Interest and debt expense was $169.6 million in 2001, $181.8 million in 2000, and $137.8 million in 1999. The amortization of goodwill was $26.6 million in 2001, $22.3 million in 2000, and $82.6 million in 1999. The Company recorded write-downs of goodwill of $5.4 million in 2001 related to its Argentina operations and $57.7 million during 1999 related to its reinsurance operations. See previous discussion under "Other Segment Operating Results" and Note 13 of the "Notes to Consolidated Financial Statements" for further discussion.

Results for 2000 were positively impacted by the gain of $116.1 million on the pension plan transaction, partially offset by consolidation and benefit accruals of $9.4 million. See previous discussion contained herein in "Results of Operations" and Note 10 of the "Notes to Consolidated Financial Statements."

As previously discussed, during 1999 the Company recognized $310.6 million of before-tax expenses related to the merger and the early retirement offer to employees. These expenses are as follows (in millions of dollars):

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

Investments

Investment activities are an integral part of the Company's business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations. See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" for further discussion of the Company's investments and derivative financial instruments.

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, 2001 net investment income increased 8.1 percent over the previous year. The overall yield in the portfolio remains relatively stable at 8.02 percent as of the end of 2001 compared to 8.06 percent at the end of 2000. The Company is actively marketing its real estate investments and presently evaluating the possible sale of all or a portion of the mortgage loan portfolio for replacement with longer duration securities.

The Company reported a before-tax net realized investment loss of $40.6 million in 2001. The loss was the net of gains of $150.6 million and losses of $191.2 million, including write-downs of $153.8 million recognized as a result of management's determination that the value of certain fixed maturity securities had other than temporarily declined.

During 2000, the Company reported a net realized investment loss before tax of $14.6 million, including the realized investment loss of $25.9 million on the investment-grade fixed maturity securities transferred to the reinsurer in connection with the individual life and corporate-owned life reinsurance transactions. The loss on these transferred securities was driven by a change in market interest rates and was not attributable to any credit deterioration. Excluding the reinsurance transaction related loss, the Company reported a net gain of $51.0 million in 2000 from the sale of fixed maturity and equity securities. Offsetting this gain was a $94.0 million realized investment loss recognized because the value of certain fixed maturity securities had other than temporarily declined.

The following table provides the distribution of invested assets for the years indicated. Policy loans are reported on a gross basis in the consolidated statements of financial condition and in the table below. Policy loans of $2.3 billion and $2.2 billion were ceded as of December 31, 2001 and 2000, respectively, and the investment income thereon is no longer included in income.

                                                                    December 31
                                                                  -----------------
                                                                    2001      2000
                                                                  ------    ------

       Investment-Grade Fixed Maturity Securities                   78.1%     78.3%
       Below-Investment-Grade Fixed Maturity Securities              8.0       6.6
       Equity Securities                                             0.1       0.1
       Mortgage Loans                                                3.3       4.3
       Real Estate                                                   0.2       0.4
       Policy Loans                                                  8.9       9.1
       Other Invested Assets                                         1.4       1.2
                                                                  ------    ------
               Total                                               100.0%    100.0%
                                                                  ======    ======


Fixed Maturity Securities

The Company's investment in mortgage-backed securities was approximately $3.8 billion and $3.5 billion on an amortized cost basis at December 31, 2001 and 2000, respectively. At December 31, 2001, the mortgage-backed securities had an average life of 9.5 years and effective duration of 8.5 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company's exposure to below-investment-grade fixed maturity securities at December 31, 2001, was $2,261.7 million, representing 8.7 percent of invested assets excluding ceded policy loans, below the Company's internal limit of 10.0 percent of invested assets for this type of investment. The Company's exposure to below-investment-grade fixed maturities totaled $1,760.8 million at December 31, 2000, representing 7.2 percent of invested assets. The year over year increase resulted from downgrades of existing securities that were previously investment grade rather than the purchase of additional below-investment-grade securities.

Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects additional downgrades to occur during 2002, with resulting realized investment losses. The Company does not anticipate any liquidity problem caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has investments in four special purpose entities whose purposes are to support the Company's investment objectives. These entities are for asset collateralization and contain specific investment securities that do not include the Company's common stock or debt. These investments are described as follows:

      During 2001, the Company invested in two special purpose entity trusts that have underlying assets consisting of unrelated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and were reported at fair value in the consolidated statements of financial condition contained herein in
      Item 8. The fair value of these investments was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of these investments were $50.5 million and $58.1 million, respectively, at December 31, 2001.

      The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of this investment was $20.4 million and $46.0 million, respectively, at December 31, 2001 and $29.4 million and $51.9 million at December 31, 2000.

      At December 31, 2001, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets, which are based on quoted market prices as well as the limited partnership capital balances. The fair value and amortized cost of this investment was $113.6 million and $122.6 million, respectively, at December 31, 2001 and $121.8 million and $114.5 million at December 31, 2000. At December 31, 2001, the Company had capital commitments of $21.7 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company's mortgage loan portfolio was $941.2 million and $1,135.6 million at December 31, 2001 and 2000, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of new problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company's investment portfolio during 2001 and 2000 other than two purchase money mortgages associated with the sale of real estate.

At December 31, 2001 and 2000, impaired loans totaled $13.1 million and $17.7 million, respectively. Included in the impaired mortgage loans at December 31, 2001 were $6.4 million of loans which had a related, specific investment valuation allowance of $2.4 million and $6.7 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company's liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $5.7 million and $8.5 million at December 31, 2001 and 2000, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2001 and 2000.

Real estate was $51.8 million and $116.7 million at December 31, 2000 and 1999. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $7.6 million at December 31, 2001, and $18.3 million at December 31, 2000.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management's most recent review of the overall mortgage loan portfolio and based on management's expectation that delinquencies and problem loans will remain low, the valuation allowance on mortgage loans was reduced $10.5 million during 2001. The real estate valuation allowance was reduced $5.7 million during 2001 in conjunction with the sale of the associated property. At December 31, 2001, the balance in the valuation allowance for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company's exposure to non-current investments totaled $176.7 million at December 31, 2001, or 0.7 percent of invested assets excluding ceded policy loans. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company has an investment program wherein it simultaneously enters into repurchase transactions and reverse repurchase transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions are with the same party and include a right of offset. As of December 31, 2001, the Company had $391.7 million face value of these contracts in an open position that were offset.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company's hedging programs for derivative activity that were open during 2001 involved current and forward interest rate swaps, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company's liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,770.6 million for the year ended December 31, 2001, as compared to $1,211.5 million and $1,566.7 million for the comparable periods of 2000 and 1999, respectively.

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

The Company's source of cash could be negatively impacted by a decrease in demand for the Company's insurance products or an increase in the incidence of new claims or the duration of existing claims. The Company's policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company's ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner.

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders and to pay its expenses. These payments by the Company's insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2001, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2001 of 7.85 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2001 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the state of domicile.

Restrictions under applicable insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. Generally, for life insurance subsidiaries domiciled or commercially domiciled in the United States, that limitation equals the greater of ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Further, pursuant to the 1999 merger of Unum and Provident, the Company is required to obtain approval from the Maine Bureau of Insurance (Maine Bureau) regarding payment of ordinary dividends from the Company's Maine domiciled insurance subsidiary until 2004.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2002 $384.9 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $121.8 million is conditional upon approval from the Maine Bureau.

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $27.5 million will be available for the payment of dividends from Unum Limited during 2002.

The amount available during 2001 for the payment of ordinary dividends from the Company's domestic insurance subsidiaries was $359.9 million, including $149.2 million available with approval from the Maine Bureau. Of the total available, $148.6 million was utilized, including $50.0 million as requested by the Company and approved by the Maine Bureau. The amount available during 2001 from Unum Limited was $20.9 million, none of which was utilized.

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

At December 31, 2001, the Company had short-term and long-term debt totaling $161.8 million and $2,004.2 million, respectively. At December 31, 2001, approximately $403.0 million was available for additional financing under the Company's revolving credit facilities. The debt to total capital ratio was 29.8 percent at December 31, 2001 compared to 30.2 percent at December 31, 2000. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer-term securities.

During 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. This early redemption is expected to lower the Company's financing costs in 2002 through the use of commercial paper available at lower interest rates. The early extinguishment of debt resulted in a write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities. The extraordinary loss, net of a $1.6 million tax benefit, was $2.9 million.

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

In 1998, the Company completed a public offering of $200.0 million of 7.25% senior notes due March 15, 2028. In 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities.

In 1998, the Company completed a public offering of $200.0 million of 6.375% senior notes due July 15, 2005, and $200.0 million of 7.0% senior notes due July 15, 2018. In December 1998, the Company issued $250.0 million of 6.75% senior notes, which mature in 2028.

Contractual debt and Company-obligated mandatorily redeemable preferred securities commitments are as follows (in millions of dollars):

                                                                  Payments Due by Period
                                             ----------------------------------------------------------------
                                                          Less than       1 to 3        4 to 5        After
                                              Total        1 Year         Years         Years        5 Years
                                             --------      --------      --------      --------      --------
Short-term Debt                              $  161.8      $  161.8      $     --      $     --      $     --

Long-term Debt                                2,004.2         470.2         247.0            --       1,287.0

Company-Obligated Mandatorily
  Redeemable Preferred Securities               300.0            --            --            --         300.0
                                             --------      --------      --------      --------      --------

Total                                        $2,466.0      $  632.0      $  247.0      $     --      $1,587.0
                                             ========      ========      ========      ========      ========

Commercial paper debt of $470.2 million was classified as long-term at December 31, 2001 because the Company has the ability through the senior revolving credit facilities to convert this obligation into long-term debt. The Company intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper debt with long-term debt issued under the current shelf registration statement.

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2005 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement is $258.8 million at December 31, 2001, with no annual payment expected to exceed $69.9 million.

As previously discussed, at December 31, 2001, the Company had capital commitments of $21.7 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $36.6 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

Ratings

Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch, Inc. (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. If the Company were to experience negative operating trends, it could result in a downgrade of the current ratings, which might impact the Company's ability to sell and retain its business.

The table below reflects the current debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

------------------------------------------------------------------------------------------------------------------------
                                              S&P                  Moody's                Fitch             AM Best
                                       -----------------     ------------------     -----------------    -------------
------------------------------------------------------------------------------------------------------------------------
UnumProvident Corporation
------------------------------------------------------------------------------------------------------------------------
    Senior Debt                           A- (Strong)        Baa1 (Medium Grade)         A- (High         a- (Strong)
                                                                                     Credit Quality)
------------------------------------------------------------------------------------------------------------------------
    Commercial Paper                      A-2 (Good)           Prime-2 (Strong           F2 (Good            AMB-2
                                                                  Ability)           Credit Quality)      (Acceptable)
------------------------------------------------------------------------------------------------------------------------
U.S. Insurance Subsidiaries
------------------------------------------------------------------------------------------------------------------------
    Provident Life & Accident          AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------
    Provident Life & Casualty              Not Rated              Not Rated             Not Rated        A (Excellent)
------------------------------------------------------------------------------------------------------------------------
    Unum Life of America               AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------
    First Unum Life                    AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------
    Colonial Life & Accident           AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------
    Paul Revere Life                   AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------
    Paul Revere Variable               AA- (Very Strong)     A2 (Good Financial     AA- (Very Strong)    A (Excellent)
                                                                  Security)
------------------------------------------------------------------------------------------------------------------------

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders' equity related to financial and derivative instruments was estimated to be $0.8 billion at December 31, 2001 and 2000. The fair values of mortgage loans, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $50 million and $70 million, respectively, at December 31, 2001 and 2000. Held-to-maturity securities are also reported at amortized cost and would decrease by approximately $40 million at December 31, 2000. There were no held-to-maturity securities at December 31, 2001.

At December 31, 2001 and 2000, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company's long-term debt would increase approximately $125 million and $100 million, respectively, and the fair values of the company-obligated mandatorily redeemable preferred securities would increase approximately $40 million and $30 million, respectively.

The effect of a change in interest rates on asset prices was determined using a matrix pricing system whereby all securities were priced with the resulting market rates and spreads assuming a change of 100 basis points. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values of long-term debt and company-obligated mandatorily redeemable preferred securities were determined using discounted cash flows analyses. Because the Company actively manages its investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities dominated in those local currencies. Foreign operations represented 7.4 percent and 7.7 percent of total assets at December 31, 2001 and 2000, respectively, and 8.7 percent and 9.7 percent of total revenue for 2001 and 2000, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2001 and 2000 levels, year end 2001 and 2000 stockholders' equity would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. The consolidated financial statements give retroactive effect to the merger of Unum Corporation and Provident Companies, Inc. on June 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 after giving retroactive effect to the merger of Unum Corporation, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audits, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 6, 2002, except for
Note 15, for which the date is
March 21, 2002

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

                                                                                                  December 31
                                                                                           2001                2000
                                                                                           (in millions of dollars)
                                                                                         -----------------------------
Assets

Investments
  Fixed Maturity Securities
   Available-for-Sale - at fair value (amortized cost: $23,821.0; $21,931.2)             $24,393.0           $22,242.3
   Held-to-Maturity - at amortized cost (fair value: $ -; $369.8)                               --               346.6
  Equity Securities - at fair value (cost: $9.4; $23.2)                                       10.9                24.5
  Mortgage Loans                                                                             941.2             1,135.6
  Real Estate                                                                                 51.8               116.7
  Policy Loans                                                                             2,517.0             2,426.7
  Other Long-term Investments                                                                 30.4                32.3
  Short-term Investments                                                                     379.7               279.4
                                                                                         ---------           ---------
Total Investments                                                                         28,324.0            26,604.1

Other Assets
  Cash and Bank Deposits                                                                     123.9               107.1
  Accounts and Premiums Receivable                                                         1,789.4             1,851.3
  Reinsurance Receivable                                                                   6,224.0             6,046.5
  Accrued Investment Income                                                                  601.3               532.2
  Deferred Policy Acquisition Costs                                                        2,674.8             2,424.0
  Value of Business Acquired                                                                 542.2               591.6
  Goodwill                                                                                   674.7               683.3
  Property and Equipment                                                                     386.9               387.5
  Miscellaneous                                                                            1,058.4             1,068.7
  Separate Account Assets                                                                     43.1                67.6
                                                                                         ---------           ---------
Total Assets                                                                             $42,442.7           $40,363.9
                                                                                         =========           =========

See notes to consolidated financial statements.

UnumProvident Corporation and Subsidiaries

                                                                  December 31
                                                            2001            2000
                                                           (in millions of dollars)
                                                         --------------------------
Liabilities and Stockholders' Equity

Liabilities
  Policy and Contract Benefits                           $ 1,926.1        $ 1,796.8
  Reserves for Future Policy and Contract Benefits        27,182.9         25,633.9
  Unearned Premiums                                          328.3            332.8
  Other Policyholders' Funds                               2,542.5          2,645.1
  Federal Income Tax
    Current                                                   19.0             68.4
    Deferred                                                 509.9            430.8
  Short-term Debt                                            161.8            402.2
  Long-term Debt                                           2,004.2          1,615.5
  Other Liabilities                                        1,485.0          1,495.3
  Separate Account Liabilities                                43.1             67.6
                                                         ---------        ---------
Total Liabilities                                         36,202.8         34,488.4
                                                         ---------        ---------

Commitments and Contingent Liabilities - Note 15

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                300.0            300.0
                                                         ---------        ---------

Stockholders' Equity - Note 11
  Common Stock, $0.10 par
    Authorized:  725,000,000 shares
    Issued:  242,394,996 and 241,310,917 shares               24.2             24.1
  Additional Paid-in Capital                               1,064.1          1,040.2
  Accumulated Other Comprehensive Income (Loss)
    Net Unrealized Gain on Securities                         61.0            212.8
    Net Gain on Cash Flow Hedges - Note 1                     78.1               --
    Foreign Currency Translation Adjustment                  (91.1)           (72.1)
  Retained Earnings                                        4,816.3          4,379.7
  Treasury Stock - at cost: 176,295 shares                    (9.2)            (9.2)
  Deferred Compensation                                       (3.5)              --
                                                         ---------        ---------
Total Stockholders' Equity                                 5,939.9          5,575.5
                                                         ---------        ---------
Total Liabilities and Stockholders' Equity               $42,442.7        $40,363.9
                                                         =========        =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

UnumProvident Corporation and Subsidiaries

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                            (in millions of dollars, except share data)
                                                            ------------------------------------------
Revenue
  Premium Income                                            $    7,078.2    $    7,057.0   $    6,843.2
  Net Investment Income                                          2,002.9         2,060.4        2,059.7
  Net Realized Investment Gain (Loss)                              (40.6)          (14.6)          87.1
  Other Income                                                     354.3           329.5          339.6
                                                            ------------    ------------   ------------
Total Revenue                                                    9,394.8         9,432.3        9,329.6
                                                            ------------    ------------   ------------

Benefits and Expenses
  Benefits and Change in Reserves for Future Benefits            6,234.3         6,407.5        6,787.6
  Commissions                                                      782.8           754.1          913.6
  Interest and Debt Expense                                        169.6           181.8          137.8
  Deferral of Policy Acquisition Costs                            (695.9)         (595.7)        (809.3)
  Amortization of Deferred Policy Acquisition Costs                432.7           456.5          474.8
  Amortization of Value of Business Acquired and Goodwill           75.0            67.3          120.9
  Other Operating Expenses                                       1,571.2         1,295.2        1,869.7
                                                            ------------    ------------   ------------
Total Benefits and Expenses                                      8,569.7         8,566.7        9,495.1
                                                            ------------    ------------   ------------

Income (Loss) Before Federal Income Tax and Extraordinary
  Loss                                                             825.1           865.6         (165.5)

Federal Income Tax (Credit)
  Current                                                          139.2           195.7          141.2
  Deferred                                                         103.8           105.7         (123.8)
                                                            ------------    ------------   ------------
Total Federal Income Tax                                           243.0           301.4           17.4
                                                            ------------    ------------   ------------

Income (Loss) Before Extraordinary Loss                            582.1           564.2         (182.9)

Extraordinary Loss, Net of Tax - Note 9                             (2.9)             --             --
                                                            ------------    ------------   ------------
Net Income (Loss)                                           $      579.2    $      564.2   $     (182.9)
                                                            ============    ============   ============

Earnings Per Common Share
   Basic
      Income (Loss) Before Extraordinary Loss               $       2.41    $       2.34   $      (0.77)
      Net Income (Loss)                                     $       2.40    $       2.34   $      (0.77)
   Assuming Dilution
      Income (Loss) Before Extraordinary Loss               $       2.39    $       2.33   $      (0.77)
      Net Income (Loss)                                     $       2.38    $       2.33   $      (0.77)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

UnumProvident Corporation and Subsidiaries

                                                                  Accumulated
                                                       Additional     Other
                                             Common     Paid-in   Comprehensive    Retained     Treasury     Deferred
                                             Stock      Capital   Income (Loss)    Earnings      Stock     Compensation     Total

                                                                            (in millions of dollars)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1998                  $23.8       $959.2       $914.7      $4,279.2       $(9.2)      $(21.5)     $ 6,146.2

Comprehensive Loss
    Net Loss                                                                         (182.9)                                 (182.9)
    Change in Net Unrealized Gain
      on Securities (net of tax credit
      of $519.5)                                                       (949.6)                                               (949.6)
    Change in Foreign Currency
      Translation Adjustment (net of
      tax expense of $11.6)                                              16.0                                                  16.0
                                                                                                                          ---------
Total Comprehensive Loss                                                                                                   (1,116.5)
                                                                                                                          ---------
Common Stock Activity                           0.3         69.4                                                21.5           91.2
Dividends to Stockholders                                                            (138.7)                                 (138.7)
                                              -----     --------      -------      --------       -----       ------      ---------
Balance at December 31, 1999                   24.1      1,028.6        (18.9)      3,957.6        (9.2)          --        4,982.2

Comprehensive Income
    Net Income                                                                        564.2                                   564.2
    Change in Net Unrealized Gain
      on Securities (net of tax expense
      of $96.5)                                                         193.0                                                 193.0
    Change in Foreign Currency
      Translation Adjustment (net of
      tax credit of $7.5)                                               (33.4)                                                (33.4)
                                                                                                                          ---------
Total Comprehensive Income                                                                                                    723.8
                                                                                                                          ---------
Common Stock Activity                                       11.6                                                               11.6
Dividends to Stockholders                                                            (142.1)                                 (142.1)
                                              -----     --------      -------      --------       -----       ------      ---------
Balance at December 31, 2000                   24.1      1,040.2        140.7       4,379.7        (9.2)          --        5,575.5

Comprehensive Income
    Net Income                                                                        579.2                                   579.2
    Change in Net Unrealized Gain
      on Securities (net of tax credit
      of $50.8)                                                         (76.5)                                                (76.5)
    Change in Net Gain on Cash Flow
      Hedges (net of tax expense of $1.5)                                 2.8                                                   2.8
    Change in Foreign Currency
      Translation Adjustment (net of
      tax credit of $11.0)                                              (19.0)                                                (19.0)
                                                                                                                          ---------
Total Comprehensive Income                                                                                                    486.5
                                                                                                                          ---------
Common Stock Activity                           0.1         23.9                                                (3.5)          20.5
Dividends to Stockholders                                                            (142.6)                                 (142.6)
                                              -----     --------      -------      --------       -----       ------      ---------
Balance at December 31, 2001                  $24.2     $1,064.1      $  48.0      $4,816.3       $(9.2)      $ (3.5)     $ 5,939.9
                                              =====     ========      =======      ========       =====       ======      =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                                     (in millions of dollars)
                                                            ------------------------------------------
Cash Flows from Operating Activities
  Net Income (Loss)                                         $      579.2    $      564.2    $     (182.9)
  Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities
    Policy Acquisition Costs Capitalized                          (695.9)         (595.7)         (809.3)
    Amortization of Policy Acquisition Costs                       432.7           456.5           474.8
    Amortization of Value of Business Acquired and Goodwill         75.0            67.3           120.9
    Depreciation                                                    65.3            71.1            58.0
    Net Realized Investment (Gain) Loss                             40.6            14.6           (87.1)
    Reinsurance Receivable                                        (186.3)          386.7           130.1
    Insurance Reserves and Liabilities                           1,629.9           781.0         2,391.1
    Federal Income Tax                                              79.7           127.6          (189.9)
    Other                                                         (249.6)         (661.8)         (339.0)
                                                            ------------    ------------    ------------
Net Cash Provided by Operating Activities                        1,770.6         1,211.5         1,566.7
                                                            ------------    ------------    ------------

Cash Flows from Investing Activities
  Proceeds from Sales of Investments
    Available-for-Sale Securities                                2,754.9         1,711.3         3,773.9
  Proceeds from Maturities of Investments
    Available-for-Sale Securities                                  917.1           805.0         1,023.8
    Held-to-Maturity Securities                                       --             1.3             0.3
  Proceeds from Sales and Maturities of Other Investments          416.1           362.8           268.3
  Purchase of Investments
    Available-for-Sale Securities                               (5,167.5)       (3,149.3)       (6,237.5)
    Held-to-Maturity Securities                                       --           (23.0)          (22.2)
    Other Investments                                             (174.7)         (385.2)         (209.1)
  Net Sales (Purchases) of Short-term Investments                 (101.2)           41.4           (76.8)
  Acquisition of Business                                          (19.2)          (94.2)             --
  Disposition of Business                                         (382.9)          (78.2)             --
  Other                                                             20.8           (57.6)          (75.3)
                                                            ------------    ------------    ------------
Net Cash Used by Investing Activities                       $   (1,736.6)   $     (865.7)   $   (1,554.6)
                                                            ------------    ------------    ------------

See notes to consolidated financial statements

UnumProvident Corporation and Subsidiaries

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                                     (in millions of dollars)
                                                            ------------------------------------------
Cash Flows from Financing Activities
  Deposits to Policyholder Accounts                         $        6.8    $       33.8    $      175.1
  Maturities and Benefit Payments from
    Policyholder Accounts                                          (49.5)         (209.5)         (613.0)
  Net Short-term Debt and Commercial Paper
     (Repayments) Borrowings                                      (254.2)         (223.8)          692.6
  Issuance of Long-term Debt                                       575.0              --              --
  Long-term Debt Repayments                                       (172.5)             --              --
  Issuance of Common Stock                                          20.5            11.6            69.7
  Dividends Paid to Stockholders                                  (142.6)         (142.1)         (138.9)
  Other                                                               --              --           (18.6)
                                                            ------------    ------------    ------------
Net Cash (Used) Provided by Financing Activities                   (16.5)         (530.0)          166.9
                                                            ------------    ------------    ------------
Effect of Foreign Exchange Rate Changes on Cash                     (0.7)           (1.1)            2.2
                                                            ------------    ------------    ------------
Net (Decrease) Increase in Cash and Bank Deposits                   16.8          (185.3)          181.2

Cash and Bank Deposits at Beginning of Year                        107.1           292.4           111.2
                                                            ------------    ------------    ------------
Cash and Bank Deposits at End of Year                       $      123.9    $      107.1    $      292.4
                                                            ============    ============    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Such accounting principles differ from statutory accounting practices (see Note 16). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries (the Company). Material intercompany transactions have been eliminated.

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

Many factors influence the assumptions upon which reserves for policy and contract benefits are based, including historical trends in the Company's experience and expected deviations from historical experience. Considerable judgment is required to interpret actual historical experience and to assess the future factors that are likely to influence the ultimate cost of settling existing claims. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

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

UnumProvident Corporation and Subsidiaries

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company's investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $17.8 million and $31.0 million as of December 31, 2001 and 2000, respectively.

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $2,329.3 million and $2,237.6 million of policy loans ceded to reinsurers at December 31, 2001 and 2000, respectively.

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

Changes in the fair value of available-for-sale fixed maturity securities and equity securities are reported as a component of other comprehensive income. These amounts are net of federal income tax and valuation adjustments to reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

The Company discontinues the accrual of investment income on invested assets when it is determined that collection is uncertain. The Company recognizes investment income on impaired loans when the income is received.

Derivative Financial Instruments: The Company recognizes all of its derivative instruments (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the consolidated statements of financial condition and measures those instruments at fair value.

The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly or on a more frequent basis using both qualitative and quantitative methods. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

         Fair value hedge. Changes in the fair value of the derivative as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged are recognized in current operating earnings during the period of change in fair value. The gain or loss on the termination of an effective fair value hedge is recognized in current operating earnings.

UnumProvident Corporation and Subsidiaries

         Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings.

         Foreign currency exposure hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged foreign currency asset affects earnings. The ineffective portion of the hedge, if any, is recognized in current operating earnings during the period of change in fair value. The gain or loss on the termination of an effective foreign currency exposure hedge is reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged foreign currency asset affects earnings.

Gains or losses on the termination of ineffective hedges are reported in current operating earnings. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, the Company will terminate the related derivative and recognize the gain or loss on termination in current operating earnings.

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

Loss recognition is performed when, in the judgment of management, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred policy acquisition costs on a line of business is questionable. Insurance contracts are grouped on a basis consistent with the Company's manner of acquiring, servicing, and measuring profitability of the contracts. If loss recognition testing indicates that deferred policy acquisition costs are not recoverable, the deficiency is charged to expense. Once a loss recognition adjustment is required, loss recognition testing is generally performed on an annual basis using then current assumptions until the line

UnumProvident Corporation and Subsidiaries of business becomes immaterial or results improve significantly. The assumptions used in loss recognition testing represent management's best estimates of future experience.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.55 percent to
8.13 percent. The accumulated amortization for value of business acquired was $217.1 million and $168.7 million as of December 31, 2001 and 2000, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. Goodwill, prior to January 1, 2002, was amortized on a straight-line basis over a period not to exceed 40 years. The accumulated amortization for goodwill was $101.2 million and $85.9 million as of December 31, 2001 and 2000, respectively. The carrying amount of goodwill is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is depreciated on the straight-line method over its estimated useful life. The accumulated depreciation for property and equipment was $352.7 million and $350.1 million as of December 31, 2001 and 2000, respectively.

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

UnumProvident Corporation and Subsidiaries

Disabled lives reserves for future policy and contract benefits on disability policies are calculated based upon assumptions as to interest and claim termination rates that are currently appropriate. Claim termination rate assumptions are based on Company experience. The assumptions vary by year of claim incurral and may include a provision for adverse deviation. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow similar timing and amount patterns to those of the anticipated liability payments.

Reserves for future policy and contract benefits on group single premium annuities have been provided on a net single premium method. The reserves are calculated based on assumptions as to interest, mortality, and retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect actual Company experience. The assumptions vary by year of issue.

The annual effective interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

                                                                                      December 31
                                                                          2001                           2000
                                                                     ---------------------------------------------
Active Life Reserves - Current Year Issues
  Traditional Life                                                   6.00% to 7.25%                 6.00% to 7.25%
  Individual Disability                                              6.00% to 9.00%                 6.18% to 9.00%
Disabled Lives Reserves - Current Year Claims
  Individual Disability                                              5.50% to 8.00%                 6.65% to 8.00%
  Group Disability                                                       7.35%                          7.35%
Disabled Lives Reserves - Prior Year Claims
  Individual Disability                                              5.50% to 8.00%                 6.65% to 8.00%
  Group Disability                                                       7.35%                          7.35%

Interest assumptions for active life reserves may be graded downward over a period of years. Reserves for future policy and contract benefits on interest-sensitive products are principally policyholder account values.

Policyholders' Funds: Policyholders' funds represent customer deposits plus interest credited at contract rates. The Company controls its interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

Federal Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Deferred Gain or Loss on Reinsurance: The Company is a party to various reinsurance agreements. Where applicable, gains or losses on these transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in the consolidated statements of financial condition at December 31, 2001 and 2000 was $360.2 million and $373.5 million, respectively.

Separate Accounts: The separate account amounts shown in the accompanying consolidated financial statements represent contributions by contract holders to variable-benefits and fixed-benefits pension plans. The contract purchase payments and the assets of the separate accounts are segregated from other Company funds for both investment and administrative purposes. Contract purchase payments received under variable annuity contracts are subject to deductions

UnumProvident Corporation and Subsidiaries for sales and administrative fees. Also, the sponsoring companies of the separate accounts receive management fees based on the net asset values of the separate accounts.

Translation of Foreign Currency: Revenues and expenses of the Company's foreign operations, principally Canada and the United Kingdom, are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income or loss, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company's subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $408.6 million and $361.6 million at December 31, 2001, and 2000, respectively, and represented approximately 1.0 percent and 0.9 percent of consolidated assets and 1.1 percent and 1.0 percent of consolidated liabilities for December 31, 2001 and 2000, respectively.

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

Changes in Accounting Principles:

Statements of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133

Effective January 1, 2001, the Company adopted the provisions SFAS 133 and SFAS
138. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The provisions of SFAS 133 and SFAS 138 require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS 133 and SFAS 138 specify a special method of accounting for certain hedging transactions, prescribe the type of items and transactions that may be hedged, and provide the criteria which must be met in order to qualify for hedge accounting.

At the adoption date of SFAS 133, the Company designated anew all of its hedging relationships and formally documented these relationships. The Company reclassified all of its held-to-maturity fixed maturity securities to available-for-sale fixed maturity securities. These held-to-maturity securities had an amortized cost of $346.6 million and a fair value of $369.8 million on the date of reclassification. The resulting before-tax unrealized gain of $23.2 million was reported as a component of accumulated other comprehensive income in stockholders' equity as a cumulative effect transition adjustment. No transition adjustment was reported in net income as a result of the adoption of SFAS 133 and SFAS 138. See Note 5.

Prior to the adoption of SFAS 133, the Company accounted for all derivatives as hedges. The fair values of the derivatives which hedged available-for-sale securities were reported in the consolidated statements of financial condition as a component of fixed maturity securities with the corresponding change in fair value being reported in accumulated other comprehensive income (loss). The fair values of interest rate swap agreements which hedged liabilities were not reported in the consolidated statements of financial condition.

UnumProvident Corporation and Subsidiaries

Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

Effective April 1, 2001, the Company adopted SFAS 140. SFAS 140 revised the standards for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations

SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using the purchase method. SFAS 141 applies to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 will have no immediate effect on the Company but does prohibit the future use of the pooling of interests method of accounting for business combinations.

Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.

The Company will adopt the provisions of SFAS 142 effective January 1, 2002. In accordance with SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Application of the non-amortization provision is expected to increase 2002 earnings $21.3 million before tax and $20.2 million after tax. At the initial adoption of SFAS 142, the Company will perform the required transitional goodwill impairment test. Any impairment loss resulting from the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle and will be presented as a separate caption, net of tax, in the consolidated statements of operations. The impairment loss, if any, is not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt the provisions of SFAS 143 effective January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Two accounting models existed for long-lived assets to be disposed of under SFAS 121 and Opinion 30. SFAS 144 represents a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

UnumProvident Corporation and Subsidiaries

Note 2 - Merger

On June 30, 1999, Unum merged with and into Provident under the name UnumProvident Corporation. Merger expenses, accounting policy changes, and operating results for the six month period prior to the merger are discussed as follows.

Merger Expenses

During 1999, the Company recognized expenses related to the merger and the early retirement offer to employees as follows (in millions of dollars):

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

Exit activities related to duplicate facilities/asset abandonments consisted of closing of duplicate offices and the write off of redundant computer hardware and software. The cost associated with these office closures was approximately $25.6 million, which represents the cost of future minimum lease payments less any estimated amounts recovered under subleases. Also, certain physical assets, primarily computer equipment, redundant systems, and systems incapable of supporting the combined entity, were abandoned as a result of the merger, resulting in a write down of the assets' book values by approximately $41.8 million.

The exit plan was complete as of June 30, 2000.

The expenses related to the merger reduced 1999 earnings $184.7 million before tax and $139.6 million after tax. The expense related to the early retirement offer reduced earnings $125.9 million before tax and $81.8 million after tax.

Additionally during 1999, 0.5 million shares of outstanding restricted stock became unrestricted, and stock options on 5.3 million shares became immediately exercisable effective with the merger, in accordance with Unum's and Provident's restricted stock and stock option plan provisions concerning a change in control. The expense related to restricted stock vesting has been included in merger related expenses. The Company applies Opinion 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost was recognized for stock option vesting.

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

UnumProvident Corporation and Subsidiaries

The increase in policy and contract benefit liabilities primarily resulted from revisions to assumptions in the following three key components: claim termination rates, incurred but not reported (IBNR) factors, and discount rates. These components and their effect on the reserve increase are summarized and discussed below (in millions of dollars).

        Claim termination rates                                    $372.6
        Incurred but not reported factors                           101.4
        Discount rates                                             (114.8)
                                                                   ------
        Net change                                                 $359.2
                                                                   ======

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

The third component of the change in benefit liabilities is the change in the rate used to discount claim reserves, including IBNR reserves, which resulted in a decrease of $114.8 million in benefit liabilities. Subsequent to the merger, the Company significantly restructured the investment portfolio backing these liabilities with the objective of improving asset and liability management and improving yield. As part of this strategy, during the third quarter of 1999, the Company sold $426.1 million of assets with a book yield of 5.98 percent and purchased $546.6 million of assets with a yield of 8.87 percent, improving the overall yield on the assets backing liabilities. As a result of this investment restructuring and consistent with its policy, the Company increased the annual effective interest rate used to discount claim reserves to 7.35 percent, resulting in a decrease of $114.8 million in benefit liabilities.

Results of Operations

The results of operations for the separate companies and the combined amounts for the period prior to the merger were as follows (in millions of dollars):

                                                    Six Months Ended
                                                      June 30, 1999
                                                    ----------------
        Revenue
           Unum                                       $  2,557.8
           Provident                                     1,988.9
                                                      ----------
        Combined Revenue                              $  4,546.7
                                                      ==========
        Net Income (Loss)
           Unum                                       $   (189.7)
           Provident                                        87.8
                                                      ----------
        Combined Net Loss                             $   (101.9)
                                                      ==========

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

Note 3 - Fair Values of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                  December 31
                                                                            (in millions of dollars)
                                                           ------------------------------------------------------------
                                                                     2001                             2000
                                                           Carrying          Fair           Carrying           Fair
                                                            Amount           Value           Amount           Value
                                                           ------------------------------------------------------------
   Assets
   Fixed Maturity Securities
     Available-for-Sale                                    $24,352.7         $24,352.7      $22,110.4         $22,110.4
     Derivatives Hedging Available-for-Sale                     40.3              40.3          131.9             131.9
     Held-to-Maturity                                             -                 -           346.6             369.8
   Equity Securities                                            10.9              10.9           24.5              24.5
   Mortgage Loans                                              941.2             980.6        1,135.6           1,183.0
   Policy Loans                                              2,517.0           2,517.0        2,426.7           2,426.7
   Short-term Investments                                      379.7             379.7          279.4             279.4
   Cash and Bank Deposits                                      123.9             123.9          107.1             107.1
   Deposit Assets                                              608.8             608.8          658.5             658.5

   Liabilities
   Policyholders' Funds
     Deferred Annuity Products                               1,481.1           1,481.1        1,665.3           1,665.3
     Other                                                     365.8             373.0          386.7             396.6
   Short-term Debt                                             161.8             161.8          402.2             402.2
   Long-term Debt                                            2,004.2           1,982.8        1,615.5           1,465.8
   Company-Obligated Mandatorily Redeemable
     Preferred Securities                                      300.0             286.2          300.0             245.9
   Derivatives Hedging Liabilities                              (2.4)             (2.4)          (4.3)             (4.3)

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

UnumProvident Corporation and Subsidiaries

Policy Loans, Short-term Investments, Cash and Bank Deposits, and Deposit
Assets: Carrying amounts approximate fair value.

Policyholders' Funds: Carrying amounts for deferred annuity products approximate fair value. Other policyholders' funds include guaranteed investment contacts
(GICs) and supplementary contracts without life contingencies. Fair values for GICs are estimated using discounted cash flow calculations, based on current market interest rates available for similar contracts with maturities consistent with those remaining for the contracts being valued. Carrying amounts for supplementary contracts without life contingencies approximate fair value.

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

Note 4 - Investments

Securities

The amortized cost and fair values of securities by security type are as follows:

                                                                                  December 31, 2001
                                                                               (in millions of dollars)
                                                               ---------------------------------------------------------
                                                                                  Gross          Gross
                                                                 Amortized      Unrealized     Unrealized       Fair
                                                                    Cost           Gain           Loss          Value
                                                               ---------------------------------------------------------
Available-for-Sale Securities
  United States Government and
    Government Agencies and Authorities                        $       74.2   $       13.8   $         --   $       88.0
  States, Municipalities, and Political Subdivisions                   55.2            2.5            0.1           57.6
  Foreign Governments                                                 725.8          122.5            2.0          846.3
  Public Utilities                                                  2,705.7          134.6           66.4        2,773.9
  Mortgage-backed Securities                                        3,820.8          267.6           14.2        4,074.2
  All Other Corporate Bonds                                        16,213.0          948.3          827.9       16,333.4
  Redeemable Preferred Stocks                                         226.3            7.0           13.7          219.6
                                                               ------------   ------------   ------------   ------------
    Total Fixed Maturity Securities                                23,821.0        1,496.3          924.3       24,393.0
  Equity Securities                                                     9.4            1.9            0.4           10.9
                                                               ------------   ------------   ------------   ------------
Total                                                          $   23,830.4   $    1,498.2   $      924.7   $   24,403.9
                                                               ============   ============   ============   ============

                                                                                  December 31, 2000
                                                                               (in millions of dollars)
                                                               ---------------------------------------------------------
                                                                                  Gross          Gross
                                                                 Amortized      Unrealized     Unrealized       Fair
                                                                    Cost           Gain           Loss          Value
                                                               ---------------------------------------------------------
Available-for-Sale Securities
  United States Government and
    Government Agencies and Authorities                        $       76.9   $       14.9   $         --   $       91.8
  States, Municipalities, and Political Subdivisions                  155.0            3.5            0.2          158.3
  Foreign Governments                                                 752.1          131.7            0.8          883.0
  Public Utilities                                                  3,138.1          141.4           47.3        3,232.2
  Mortgage-backed Securities                                        3,159.8          162.9            5.9        3,316.8
  All Other Corporate Bonds                                        14,536.4          772.1          844.0       14,464.5
  Redeemable Preferred Stocks                                         112.9            2.4           19.6           95.7
                                                               ------------   ------------   ------------   ------------
    Total  Fixed Maturity Securities                               21,931.2        1,228.9          917.8       22,242.3
  Equity Securities                                                    23.2            4.0            2.7           24.5
                                                               ------------   ------------   ------------   ------------
Total                                                          $   21,954.4   $    1,232.9   $      920.5   $   22,266.8
                                                               ============   ============   ============   ============
Held-to-Maturity Securities
  United States Government and
    Government Agencies and Authorities                        $        6.9   $        1.6   $         --   $        8.5
  States, Municipalities, and Political Subdivisions                    1.5            0.1             --            1.6
  Mortgage-backed Securities                                          320.7           20.6             --          341.3
  All Other Corporate Bonds                                            17.5            0.9             --           18.4
                                                               ------------   ------------   ------------   ------------
Total                                                          $      346.6   $       23.2   $         --   $      369.8
                                                               ============   ============   ============   ============

UnumProvident Corporation and Subsidiaries

The amortized cost and fair values of fixed maturity securities by maturity date are shown below. The maturity dates have not been adjusted for possible calls or prepayments.


                                                        December 31, 2001
                                                    (in millions of dollars)
                                                  -----------------------------
                                                  Amortized              Fair
                                                     Cost               Value
                                                  ---------           ---------
      Available-for-Sale Securities
        1 year or less                            $   419.7           $   466.7
        Over 1 year through 5 years                 1,993.4             2,097.5
        Over 5 years through 10 years               4,576.3             4,426.6
        Over 10 years                              13,010.8            13,328.0
                                                  ---------           ---------
                                                   20,000.2            20,318.8
        Mortgage-backed Securities                  3,820.8             4,074.2
                                                  ---------           ---------
      Total                                       $23,821.0           $24,393.0
                                                  =========           =========


At December 31, 2001, the total investment in below-investment-grade fixed maturity securities (securities rated below Baa3 by Moody's Investors Service or an equivalent internal rating) was $2,261.7 million or 8.7 percent of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,738.3 million.

Deposit assets in the form of marketable securities held in trust are reported in miscellaneous assets in the consolidated statements of financial condition. Unrealized gains on these securities were $44.2 million and $23.6 million, respectively, at December 31, 2001 and 2000.

In the normal course of business, the Company both loans securities to broker dealers and invests in short-term repurchase agreements. For both types of transactions, the Company requires that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, the Company is not permitted to sell or repledge them.

At December 31, 2001, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets, which are based on quoted market prices as well as the limited partnership capital balances. The fair value and amortized cost of this investment was $113.6 million and $122.6 million, respectively, at December 31, 2001 and $121.8 million and $114.5 million at December 31, 2000. At December 31, 2001, the Company had capital commitments of $21.7 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

At December 31, 2001, the Company had capital commitments of $36.6 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

UnumProvident Corporation and Subsidiaries

The components of the change in the net unrealized gain on securities and the change in the net gain on cash flow hedges included in other comprehensive income (loss) are as follows:

                                                                       Year Ended December 31
                                                                2001            2000            1999
                                                                      (in millions of dollars)
                                                            ---------------------------------------------
Change in Net Unrealized Gain (Loss)
  Before Reclassification Adjustment                        $      215.1    $      384.5    $   (2,159.3)
Reclassification Adjustment for Net Realized
  Investment (Gain) Loss                                            40.6            14.6           (87.1)
Cumulative Effect Transition Adjustment for the
   Adoption of SFAS 133 and SFAS 138 - Note 1                       23.2              --              --
Change in Net Gain on Cash Flow Hedges                               4.3              --              --
Change in Net Unrealized Gain on Deposit Assets                     20.6            49.5          (237.5)
Change in the Adjustment to Reserves for
   Future Policy and Contract Benefits                            (426.8)         (159.1)        1,014.8
Change in Tax Liability                                             49.3           (96.5)          519.5
                                                            ------------    ------------    ------------
Total                                                       $      (73.7)   $      193.0    $     (949.6)
                                                            ============    ============    ============

In accordance with the adoption of SFAS 133, the Company reclassified within accumulated other comprehensive income the beginning of the year balance in 2001 of $75.3 million of after-tax unrealized gains on derivatives from the net unrealized gain on securities to the net gain on cash flow hedges.

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The reported investment in mortgage loans considered to be impaired was $13.1 million and $17.7 million, respectively, at December 31, 2001 and 2000. Included in the impaired loans at December 31, 2001 were loans of $6.4 million that had a related allowance for losses of $2.4 million and loans of $6.7 million that had no related allowance for losses. Included in the impaired loans at December 31, 2000 were loans of $6.5 million that had a related allowance for losses of $2.4 million and loans of $11.2 million which had no related allowance for losses.

UnumProvident Corporation and Subsidiaries

Investment Valuation Allowances

Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

                                       Balance at                              Balance
                                       Beginning                               at End
                                        of Year    Additions   Deductions      of Year
                                                  (in millions of dollars)
                                      -------------------------------------------------
Year Ended December 31, 1999
   Mortgage Loans                     $     32.8   $      0.1   $       --   $     32.9
   Real Estate                              51.2           --         13.4         37.8
                                      ----------   ----------   ----------   ----------
Total                                 $     84.0   $      0.1   $     13.4   $     70.7
                                      ==========   ==========   ==========   ==========
Year Ended December 31, 2000
   Mortgage Loans                     $     32.9   $       --   $     20.0   $     12.9
   Real Estate                              37.8           --         12.2         25.6
                                      ----------   ----------   ----------   ----------
Total                                 $     70.7   $       --   $     32.2   $     38.5
                                      ==========   ==========   ==========   ==========
Year Ended December 31, 2001
   Mortgage Loans                     $     12.9   $       --   $     10.5   $      2.4
   Real Estate                              25.6           --          5.7         19.9
                                      ----------   ----------   ----------   ----------
Total                                 $     38.5   $       --   $     16.2   $     22.3
                                      ==========   ==========   ==========   ==========

UnumProvident Corporation and Subsidiaries

Net Investment Income

Sources for net investment income are as follows:

                                                                       Year Ended December 31
                                                                2001            2000            1999
                                                                      (in millions of dollars)
                                                            ---------------------------------------------
Fixed Maturity Securities                                   $    1,912.9    $    1,824.1    $    1,712.7
Equity Securities                                                    0.1             0.1             0.1
Mortgage Loans                                                      86.1           100.7           111.2
Real Estate                                                         11.7            24.7            37.0
Policy Loans                                                        12.0           120.3           222.3
Other Long-term Investments                                         10.0            11.2             6.8
Short-term Investments                                              24.7            27.1            56.0
                                                            ------------    ------------    ------------
Gross Investment Income                                          2,057.5         2,108.2         2,146.1
Less Investment Expenses                                            33.5            24.7            63.0
Less Investment Income on PFA Assets                                21.1            23.1            23.4
                                                            ------------    ------------    ------------
Net Investment Income                                       $    2,002.9    $    2,060.4    $    2,059.7
                                                            ============    ============    ============

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

                                                                       Year Ended December 31
                                                                2001            2000            1999
                                                                      (in millions of dollars)
                                                            ---------------------------------------------
Fixed Maturity Securities
   Gross Gains                                              $       85.7    $       93.4    $       82.6
   Gross Losses                                                   (186.6)         (197.6)          (99.9)
Equity Securities                                                    2.4             9.8            25.8
Mortgage Loans, Real Estate, and Other Invested Assets              52.5            42.9            17.1
Deposit Assets                                                       3.1            25.5            61.4
Derivatives                                                          2.3            11.4             0.1
                                                            ------------    ------------    ------------
Realized Investment Gain (Loss)                             $      (40.6)   $      (14.6)   $       87.1
                                                            ============    ============    ============

Note 5 - Derivative Financial Instruments

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

UnumProvident Corporation and Subsidiaries

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company's current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $37.0 million at December 31, 2001.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

                                              Swaps
                               -----------------------------------
                                 Receive     Receive      Receive
                                Variable/   Fixed/Pay    Fixed/Pay
                                Pay Fixed     Fixed       Variable     Forwards      Futures      Options        Total
                                                              (in millions of dollars)
                               ----------------------------------------------------------------------------------------
Balance at December 31, 1998   $       --   $    168.3   $  1,080.0   $       --   $    111.0   $    212.3   $  1,571.6
   Additions                          8.2         12.3        406.0         82.9        325.0        459.0      1,293.4
   Terminations                        --        168.3        320.0           --        436.0        370.0      1,294.3
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1999          8.2         12.3      1,166.0         82.9           --        301.3      1,570.7
   Additions                           --         15.8        569.0         40.0        283.3           --        908.1
   Terminations                       8.2           --        600.0        122.9        283.3        294.0      1,308.4
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000           --         28.1      1,135.0           --           --          7.3      1,170.4
   Additions                        500.0           --        459.0        126.6           --           --      1,085.6
   Terminations                     500.0         10.9        620.0           --           --           --      1,130.9
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001   $       --   $     17.2   $    974.0   $    126.6   $       --   $      7.3   $  1,125.1
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========

Additions and terminations reported above for futures and options include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists.

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2001, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

                                                      2002        2003         2004        2005        2007       Total
                                                                          (in millions of dollars)
                                                   ------------------------------------------------------------------------
Receive Fixed/Pay Variable
   Notional Value                                   $329.0        $279.0      $149.0       $157.0     $ 60.0     $974.0
   Weighted Average Receive Rate                      7.55%         7.12%       6.76%        6.83%     13.37%      7.55%
   Weighted Average Pay Rate                          1.88%         1.88%       1.88%        1.88%      3.60%      1.99%

UnumProvident Corporation and Subsidiaries

The Company's derivatives all qualify as hedges and have been designated as cash flow hedges. The cash flow hedging programs are described as follows.

The Company has executed a series of cash flow hedges in the group disability, individual disability, group and individual long-term care, and group single premium annuities portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2005 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

The Company has entered into an interest rate swap whereby it receives a fixed rate of interest and pays a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security owned by the Company. The variable rate the Company pays on the swap is offset by the amount the Company receives on the variable rate security.

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

The Company also used forward starting swaps to hedge the interest rate on its anticipated issuance of debt. This hedge was initiated in the first quarter of 2001 and was terminated in March 2001 when the debt was issued. The deferred gain of $2.8 million is being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument. See Note 9.

The Company has invested in certain structured fixed maturity securities that contain embedded derivatives. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of equity securities.

During 2001, the Company recognized net gains of $87.6 million upon the termination of cash flow hedges and reported $85.6 million of these gains in other comprehensive income. In 2001, the Company reported $2.0 million in operating earnings as realized investment gains in conjunction with hedges that were terminated.

The Company amortized $9.1 million of net deferred gains into earnings during 2001 including the amortization of deferred gains on derivative instruments that arose prior to the initial application of SFAS 133 and that were previously added to the carrying amount of recognized hedged assets. The estimated amount of net deferred gains that will be amortized into operating earnings during 2002 is $10.4 million. The notional amount of derivatives outstanding under the hedge programs was $1,125.1 million at December 31, 2001.

For the year ended December 31, 2001, there was no material ineffectiveness related to the Company's derivative holdings, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

UnumProvident Corporation and Subsidiaries

Note 6 - Value of Business Acquired

A reconciliation of value of business acquired is as follows:

                                                                2001            2000            1999
                                                                      (in millions of dollars)
                                                            --------------------------------------------
Balance at January 1                                        $      591.6    $      534.1    $      570.5
   Acquisition of Business                                            --           138.4              --
   Disposition of Business                                            --           (31.2)             --
   Interest Accrued                                                 41.4            43.8            40.4
   Amortization                                                    (89.8)          (88.8)          (78.7)
   Change in Foreign Currency Translation Adjustment                (1.0)           (4.7)            1.9
                                                            ------------    ------------    ------------
Balance at December 31                                      $      542.2    $      591.6    $      534.1
                                                            ============    ============    ============

The estimated net amortization of value of business acquired for each of the next five years is $43.8 million in 2002, $42.6 million in 2003, $41.0 million in 2004, $39.5 million in 2005, and $38.0 million in 2006. Acquisition and disposition activity related to certain reinsurance transactions. See Note 13.

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

                                         2001           2000           1999
                                             (in millions of dollars)
                                    ------------------------------------------
Balance at January 1                $   18,696.8   $   15,344.5   $   13,159.1
  Less Reinsurance Recoverables          3,964.6        2,087.9        1,614.8
                                    ------------   ------------   ------------

Net Balance at January 1                14,732.2       13,256.6       11,544.3

Acquisition of Business - Note 13             --          602.5             --

Incurred Related to

  Current Year                           4,366.8        4,565.0        4,853.8
  Prior Years
    Interest                               994.9          872.1          705.4
    Incurred                                74.7           19.6          757.5
                                    ------------   ------------   ------------

Total Incurred                           5,436.4        5,456.7        6,316.7
                                    ------------   ------------   ------------

Paid Related to

  Current Year                           1,355.9        1,496.1        1,538.2
  Prior Years                            3,525.9        3,087.5        3,066.2
                                    ------------   ------------   ------------

Total Paid                               4,881.8        4,583.6        4,604.4
                                    ------------   ------------   ------------

Net Balance at December 31              15,286.8       14,732.2       13,256.6
  Plus Reinsurance Recoverables          2,544.5        3,964.6        2,087.9
                                    ------------   ------------   ------------

Balance at December 31              $   17,831.3   $   18,696.8   $   15,344.5
                                    ============   ============   ============

The majority of the net balances are related to disabled lives claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at the average reserve discount rate used by the Company during 2001, 2000, and 1999. During 1999, unpaid claims incurred for prior years increased primarily due to changes in reserves as disclosed in Notes 2 and 13.

September 11, 2001

The tragedy of September 11, 2001 resulted in a third quarter 2001 before-tax charge of $24.0 million, or $15.6 million after tax. This charge includes estimated gross ultimate losses from reported and unreported claims of $65.0 million less an estimated $41.0 million recoverable from the Company's reinsurers. The charge does not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to impacted policyholders and group clients. The Company's reinsurance program provides a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business through a group of highly rated major national and international reinsurance organizations. Because of the quality and level of the Company's various reinsurance coverages, the Company does not anticipate that any of its reinsurers will be unable to cover the claims incurred as a result of the events. Should this occur, however, all of the Company's insurance subsidiaries are sufficiently capitalized such that each insurance subsidiary will be able to satisfy these claims and will face no liquidity or risk-based capital issues.

UnumProvident Corporation and Subsidiaries

Note 8 - Federal Income Tax

A reconciliation of the income tax (benefit) attributable to continuing operations computed at U.S. federal statutory tax rates to the income tax expense as included in the consolidated statements of operations follows:

                                                          Year Ended December 31
                                    2001           %           2000         %         1999           %
                                                         (in millions of dollars)
                                  -----------------------------------------------------------------------
Statutory Income Tax (Benefit)    $  288.8        35.0%    $  303.0        35.0%    $  (57.9)       35.0%
Tax-exempt Investment Income          (9.8)       (1.2)       (13.5)       (1.6)       (22.0)       13.3
Income Tax Settlements                  --          --           --          --        (14.2)        8.6
Business Restructuring Charges          --          --           --          --         17.2       (10.4)
Tax Basis in Foreign Subsidiary         --          --        (44.5)       (5.1)          --          --
Change in Valuation Allowance        (44.3)       (5.4)        42.5         4.9         65.7       (39.7)
Goodwill                               8.4         1.0          6.9         0.8         25.9       (15.7)
Other Items, Net                      (0.1)         --          7.0         0.8          2.7        (1.6)
                                  --------    --------     --------    --------     --------    --------
Effective Tax                     $  243.0        29.4%    $  301.4        34.8%    $   17.4       (10.5)%
                                  ========    ========     ========    ========     ========    ========

The net deferred income tax liability consists of the following:

                                                                     December 31
                                                                  2001        2000
                                                               (in millions of dollars)
                                                               ------------------------
Deferred Tax Liability
  Deferred Policy Acquisition Costs                            $    603.5   $    527.1
  Net Unrealized Gain on Securities and Cash Flow Hedges             55.6        105.1
  Value of Business Acquired                                        192.1        210.2
  Policy Reserve Adjustments                                        128.3         31.0
  Property and Equipment                                             26.2         18.5
  Other Employee Benefits                                            19.9         19.7
  Other                                                              33.2         24.5
                                                               ----------   ----------
Gross Deferred Tax Liability                                      1,058.8        936.1
                                                               ----------   ----------
Deferred Tax Asset
  Net Operating Losses                                              221.7        226.4
  Reinsurance Gains and Losses                                      128.1        131.9
  Accrued Liabilities                                                24.9         27.8
  Tax Basis in Foreign Subsidiary                                     3.9         44.5
  Realized Investment Gains and Losses                              122.6         88.1
  Postretirement Benefits                                            70.9         68.2
  Foreign Currency Translation                                       33.8         22.8
  Other                                                              14.2         11.1
                                                               ----------   ----------
  Gross Deferred Tax Asset                                          620.1        620.8
  Less Valuation Allowance                                           71.2        115.5
                                                               ----------   ----------
Net Deferred Tax Asset                                              548.9        505.3
                                                               ----------   ----------

Net Deferred Tax Liability                                     $    509.9   $    430.8
                                                               ==========   ==========

Prior year amounts have been reclassified to conform to the current year presentation.

UnumProvident Corporation and Subsidiaries

Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders' surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders' surplus account. Further, any future distributions from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. The amount of the policyholders' surplus account at December 31, 2001, is approximately $228.8 million. Future distributions from the policyholders' surplus account are deemed to occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders' surplus account were deemed distributed in 2002, this would result in a tax of approximately $80.1 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

The Company has not provided for deferred taxes on basis differences in its foreign subsidiaries that are permanent in duration or on the unremitted earnings of its domestic subsidiaries which are not expected to result in taxable or deductible amounts.

The Company's consolidated statements of operations include the following amounts of income (loss) subject to foreign taxation and the related foreign income tax expense (credit):

                                                                      Year Ended December 31
                                                               2001            2000           1999
                                                                     (in millions of dollars)
                                                            --------------------------------------------
Income (Loss) Before Tax Subject to Foreign Taxation        $       95.2    $      109.5    $     (213.5)
                                                            ============    ============    ============
Foreign Income Tax Expense (Credit)
   Current                                                  $        7.8    $       54.3    $       38.0
   Deferred                                                          8.0           (23.6)          (40.9)
                                                            ------------    ------------    ------------
Total Foreign Income Tax Expense (Credit)                   $       15.8    $       30.7    $       (2.9)
                                                            ============    ============    ============

For most of the Company's subsidiaries, tax years through 1995 are closed to further assessment by the Internal Revenue Service (IRS). During 2001, the IRS continued its examination of subsequent tax years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the financial position, liquidity, or results of operations of the Company.

During 1999, the Company reached a settlement with the IRS relating to its federal income tax liability for the 1986 through 1992 tax years. Results for the year ended December 31, 1999 increased $36.8 million due to settlements of these prior year tax issues.

During 2001, the Company's valuation allowance decreased by $44.3 million related to its investment in foreign operations.

The Company's subsidiaries had net operating loss carryforwards of approximately $627.5 million, alternative minimum tax credit carryforwards of approximately $2.8 million, and capital loss carryforwards of $5.9 million as of December 31, 2001. The majority of the net operating loss carryforwards will begin to expire, if not utilized, in 2020; the alternative minimum tax credits do not expire; the capital loss carryforward, if not utilized, will expire in 2006.

Federal income taxes paid during 2001, 2000, and 1999 were $127.3 million, $165.6 million, and $77.8 million, respectively.

UnumProvident Corporation and Subsidiaries

Note 9 - Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

Debt

Short-term debt consists of the following (in millions of dollars):

                                                                                     December 31
                                                                         2001                           2000
                                                            ---------------------------------------------------------------
                                                                               Weighted                       Weighted
                                                                               Average                         Average
                                                                               Interest                       Interest
                                                                Balance          Rate          Balance          Rate
                                                            ---------------------------------------------------------------
Commercial Paper                                                  $126.8         3.28%          $   --            --%
Current Portion of Medium-term Notes                                35.0         7.55               --            --
Private Placements                                                    --           --            400.0           7.2
Other Short-term Debt                                                 --           --              2.2           4.8
                                                                  ------                        ------
Total                                                             $161.8                        $402.2
                                                                  ======                        ======

Long-term debt consists of the following:

                                                                         December 31
                                                                      2001        2000
                                                                   (in millions of dollars)
                                                                   ------------------------
Commercial Paper, average interest rate of 3.22%                   $    470.2   $    449.0
  and 7.74%
Notes @ 6.75% due 2028, callable at or above par                        250.0        250.0
Notes @ 7.25% due 2028, callable at or above par                        200.0        200.0
Notes @ 7.0% due 2018, non-callable                                     200.0        200.0
Notes @ 7.625% due 2011, non-callable                                   575.0           --
Notes @ 6.375% due 2005, non-callable                                   200.0        200.0
Monthly Income Debt Securities @ 8.8% due 2025, callable at
  par in 2000 and thereafter                                               --        172.5
Medium-term Notes @ 5.9% to 7.3% due 2003 to 2028, non-callable         109.0        144.0
                                                                   ----------   ----------
Total                                                              $  2,004.2   $  1,615.5
                                                                   ==========   ==========

In 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities. This early extinguishment of debt resulted in a write-off of the remaining deferred debt costs of $4.5 million associated with the issuance of the securities. The write-off is reported as an extraordinary loss, net of a $1.6 million tax benefit, in 2001.

In 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The 364-day portion of the credit facility was renewed as of October 2001. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin or an alternate base rate. At December 31, 2001, approximately $403.0 million was available for additional financing under the Company's revolving credit facilities.

UnumProvident Corporation and Subsidiaries

Note 9 - Debt and Company-Obligated Mandatorily Redeemable Preferred Securities
- Continued

Also in 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. The proceeds were used to refinance short-term debt on a long-term basis and to fund other corporate needs. At December 31, 2001, $425.0 million was available under the shelf registration.

Commercial paper debt is due within one year, but a portion has been classified as long term because the Company has the ability through the senior revolving credit facilities to convert this obligation into longer-term debt. The Company intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper debt with long-term debt issued under the currently effective shelf registration statement.

Of the $2,004.2 million of long-term debt at December 31, 2001, $470.2 million will mature in 2002, $20.0 million will mature in 2003, $227.0 million will mature in 2005, and $1,287.0 million will mature in 2011 and thereafter.

Interest paid on short-term and long-term debt during 2001, 2000, and 1999 was $137.1 million, $156.9 million, and $115.2 million, respectively.

Company-Obligated Mandatorily Redeemable Preferred Securities

In 1998, Provident Financing Trust I, a wholly-owned subsidiary trust of the Company, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the subsidiary trust in connection with the capital securities offering. The sole assets of the subsidiary trust are the junior subordinated debt securities.

Interest costs related to these securities are reported in the consolidated statements of operations as a component of interest and debt expense. Interest paid on these securities during each of the years ended December 31, 2001, 2000, and 1999 was $22.2 million.

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement plans for its employees, including non-qualified pension plans. The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

                                                            Pension Benefits       Postretirement Benefits
                                                          ------------------------------------------------
                                                            2001         2000         2001         2000
                                                                     (in millions of dollars)
                                                          ------------------------------------------------
Change in Benefit Obligation
Balance at January 1                                      $   310.7    $   651.5    $   191.8    $   165.5
   Service Cost                                                11.8         12.0          4.0          4.9
   Interest Cost                                               23.4         45.4         14.1         13.2
   Plan Amendments                                               --        (12.4)       (15.2)        16.0
   Actuarial (Gain) Loss                                       38.3         (6.3)        35.1          4.1
   Benefits Paid                                              (13.7)       (36.4)       (11.0)       (11.9)
   Settlement                                                    --       (343.1)          --           --
                                                          ---------    ---------    ---------    ---------
Balance at December 31                                        370.5        310.7        218.8        191.8
                                                          ---------    ---------    ---------    ---------
Change in Fair Value of Plan Assets
Balance at January 1                                          521.5        927.3         10.9         11.2
   Actual Return on Plan Assets                               (49.2)       (33.1)        (0.1)          --
   Contributions                                                4.6          6.8         10.6         11.6
   Benefits Paid                                              (13.7)       (36.4)       (11.0)       (11.9)
   Settlement                                                    --       (343.1)          --           --
                                                          ---------    ---------    ---------    ---------
Balance at December 31                                        463.2        521.5         10.4         10.9
                                                          ---------    ---------    ---------    ---------
Funded (Underfunded) Status of the Plans at December 31        92.7        210.8       (208.4)      (180.9)
Unrecognized Net Actuarial (Gain) Loss                         38.2        (99.4)        36.0          0.8
Unrecognized Prior Service Cost                               (22.5)       (25.2)       (21.7)        (8.0)
Unrecognized Net Transition Obligation                          0.5          0.9           --           --
                                                          ---------    ---------    ---------    ---------
Prepaid (Accrued) Benefit Cost                            $   108.9    $    87.1    $  (194.1)   $  (188.1)
                                                          =========    =========    =========    =========

During 2000, the Company, through its defined benefit pension plan, purchased a single premium annuity to fund the Company's retirement benefit obligation for approximately 3,000 retirees. This transaction resulted in a gain of $116.1 million before tax, or $75.5 million after tax.

At December 31, 2001, the plan assets include 448,784 shares of the Company's common stock with a fair value of $11.9 million. The amount of dividends paid during 2001 was immaterial.

UnumProvident Corporation and Subsidiaries

The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                               Pension Benefits       Postretirement Benefits
                                             ------------------------------------------------
                                               2001         2000         2001         2000
                                             ------------------------------------------------
Discount Rate                                  7.35%        7.60%        7.35%        7.60%
Expected Return on Plan Assets                 9.00%        9.00%        6.00%        6.00%
Rate of Compensation Increase                  5.00%        4.50%          --           --

For measurement purposes at December 31, 2001, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2002 was 11.0 percent. The rate range was assumed to change gradually to a rate of 5.0 percent for 2008 and remain at that level thereafter. For measurement purposes at December 31, 2000, the annual rate of increase in the per capita cost of covered health care benefits for 2001 was 7.5 percent, and was assumed to gradually decrease to a rate of 5.5 percent in 2004 and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2001 and 2000 would have an insignificant impact on the net periodic postretirement benefit cost and postretirement benefit obligation.

The following table provides the components of the net periodic benefit cost (credit) and early retirement cost for the plans described above.

                                                               Year Ended December 31
                                               Pension Benefits               Postretirement Benefits
                                     ----------------------------------------------------------------------
                                        2001         2000         1999       2001       2000        1999
                                                             (in millions of dollars)
                                     ----------------------------------------------------------------------
Service Cost                         $    11.8    $    12.0    $    22.7  $     4.0  $     4.9    $     5.7
Interest Cost                             23.4         45.4         46.2       14.1       13.2         11.4
Expected Return on Plan Assets           (46.7)       (82.6)       (79.9)      (0.6)      (0.7)        (0.9)
Net Amortization and Deferral             (5.7)       (23.3)       (12.5)      (1.5)      (1.9)         2.4
Early Retirement - Note 2                   --           --         95.2         --         --         30.7
Settlement                                  --       (116.1)          --         --         --           --
                                     ---------    ---------    ---------  ---------  ---------    ---------
Total                                $   (17.2)   $  (164.6)   $    71.7  $    16.0  $    15.5    $    49.3
                                     =========    =========    =========  =========  =========    =========

UnumProvident Corporation and Subsidiaries

Note 11 - Stockholders' Equity and Earnings Per Share

Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred shares have been issued.

Earnings Per Common Share

The computations of earnings per common share and earnings per common share assuming dilution are as follows:

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                            (in millions of dollars, except share data)
                                                            --------------------------------------------
Numerator
   Net Income (Loss)                                        $      579.2    $      564.2    $     (182.9)
                                                            ============    ============    ============
Denominator (000s)
   Weighted Average Common Shares - Basic                      241,824.9       240,880.4       239,080.6
   Dilution for Assumed Exercise of Stock Options and Stock      1,783.8         1,180.6              --
                                                            ------------    ------------    ------------
Weighted Average Common Shares - Assuming Dilution             243,608.7       242,061.0       239,080.6
                                                            ============    ============    ============
Net Income (Loss) Per Common Share
   Basic                                                    $       2.40    $       2.34    $      (0.77)
   Assuming Dilution                                        $       2.38    $       2.33    $      (0.77)

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported or if options are out of the money. Approximately 10.2 million, 10.7 million, and 3.7 million options for the years ended December 31, 2001, 2000 and 1999, respectively, were not considered dilutive due to the options being out of the money. In-the-money options to purchase approximately 3.1 million common shares for the year ended December 31, 1999, were not considered dilutive due to net losses being reported for the period.

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans

Annual Incentive Compensation

The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of certain goals. Compensation cost recognized in the consolidated statements of operations for annual incentive plans is $27.0 million, $28.8 million, and $6.6 million for 2001, 2000, and 1999, respectively.

Stock Plans

Under the stock plan of 1999, the Company has available up to 17,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. The number of shares available to be issued as restricted stock or unrestricted stock awards is limited to 3,500,000 shares. The options have a maximum term of ten years after the date of grant. The Company granted 158,100 shares of restricted stock to certain employees during 2001 with a weighted average grant date value of $27.99 per common share.

Under the broad-based stock plan of 2001, the Company has available up to 2,000,000 shares of common stock for awards to its employees, consultants, and producers, excluding certain senior officers and directors. For both the stock plan of 1999 and the broad-based stock plan of 2001, the exercise price for stock options issued shall not be less than the fair market value of the Company's stock as of the grant date.

Prior to these stock plans, the Company had various stock option and stock award programs. For all stock option plans the exercise price of each option was not less than the fair market value of the Company's stock at the date of grant. In accordance with stock plan provisions, outstanding stock options and restricted stock became immediately exercisable as a result of a change in control (see
Note 2).

Summaries of the Company's stock options issued under the various plans are as follows:

                                             2001                            2000                            1999
                                   --------------------------      --------------------------      -------------------------
                                    Shares  Weighted Average       Shares   Weighted Average       Shares   Weighted Average
                                    (000s)   Exercise Price        (000s)    Exercise Price        (000s)    Exercise Price
                                    ------  ----------------       ------   ----------------       ------   ----------------
Outstanding at January 1            16,200        $30.53           14,299         $36.04           15,023         $30.43
   Granted                           3,495         28.12            5,299          15.71            3,795          48.15
   Exercised                          (910)        16.79             (612)         16.04           (3,460)         22.38
   Forfeited or Expired               (589)        26.95           (2,786)         33.66           (1,059)         44.43
                                   -------                         ------                         -------
Outstanding at December 31          18,196         30.87           16,200          30.53           14,299          36.04
                                    ======                         ======                          ======

                                                                   December 31, 2001
                            -------------------------------------------------------------------------------------------------
                                             Options Outstanding                                  Options Exercisable
                            ----------------------------------------------------------  -------------------------------------
                                              Weighted Average
         Range of                Shares        Remaining Years     Weighted Average          Shares       Weighted Average
      Exercise Prices            (000s)      in Contractual Life    Exercise Price           (000s)        Exercise Price
      ---------------            ------      -------------------    --------------           ------        --------------
$ 10 to 19                        4,014               7.0                $14.70               1,276            $16.74
  20 to 29                        6,796               6.5                 26.74               3,019             25.52
  30 to 39                        3,488               4.6                 34.80               3,453             34.83
  40 to 49                        1,289               6.8                 45.52               1,078             45.55
  50 to 59                        2,609               6.7                 54.01               2,218             53.81
                                 ------                                                      ------
  Total                          18,196               6.3                 30.87              11,044             35.06
                                 ======                                                      ======

UnumProvident Corporation and Subsidiaries

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company's employees are eligible to participate in an ESPP. Under the plan, up to 1,460,000 shares of the Company's common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 159,572; 201,626; and 86,497 shares to employees with a weighted average exercise price of $22.40, $16.73, and $31.71 in 2001, 2000, and 1999, respectively.

Compensation Cost Under the Fair Value Approach

The Company applies Opinion 25 and related interpretations in accounting for the stock option plans and ESPP. Accordingly, no compensation cost has been recognized for these plans. Compensation cost for the Company's stock option plans and ESPP under the fair value approach defined in Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, was estimated as of the grant date using Black-Scholes option pricing models.

The weighted average assumptions used in estimating compensation cost for the Company during 2001, 2000 and 1999 are as follows:

                                                                                   Year Ended December 31
                                                                             2001           2000          1999
                                                                         -------------------------------------------
Volatility                                                                    26.3%          24.2%         24.0%
Risk-free Rate of Return                                                       5.0%           6.6%          5.5%
Dividend Payout Rate Per Share                                                $0.59          $0.59         $0.59
Time of Exercise
   Stock Option Plan                                                      6.0 years      6.0 years     5.7 years
   ESPP                                                                    3 months       3 months      3 months
Weighted Average Fair Value of Awards Granted During the Year
   Stock Option Plan                                                          $7.87          $2.73        $14.33
   ESPP                                                                       $5.57          $5.20        $10.77

Had compensation cost for these plans been determined in accordance with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:

                                                                  Year Ended December 31
                                                         2001             2000              1999
                                                       (in millions of dollars, except share data)
                                                   -----------------------------------------------------
Net Income (Loss)                                         $566.9           $556.0           $(223.6)
Net Income (Loss) Per Common Share
    Basic                                                   2.34             2.31             (0.94)
    Assuming Dilution                                       2.33             2.30             (0.94)

UnumProvident Corporation and Subsidiaries

Note 13 - Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures; however, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 2001 relates to approximately 315 reinsurance relationships. Of the seven major relationships which account for approximately 78 percent of the reinsurance receivable amount at December 31, 2001, all are with companies rated A or better by A.M. Best Company or are fully securitized by investment-grade fixed maturity securities held in trust.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of operations net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

                                                                                  Year Ended December 31
                                                                            2001            2000            1999
                                                                                 (in millions of dollars)
                                                                       ----------------------------------------------
Premium Income                                                             $   720.6         $665.3            $508.3
Benefits and Change in Reserves for Future Benefits                          1,172.3          820.8             695.5

Premium income assumed was $513.3 million, $618.1 million, and $576.7 million during 2001, 2000, and 1999, respectively.

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by one of the Company's insurance subsidiaries. The effective date of the transaction was November 1, 2001. Total policy reserves ceded were approximately $113.6 million. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded.

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

UnumProvident Corporation and Subsidiaries

Centre Life Reinsurance Limited

In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States noncancelable individual disability active life reserves of one of the Company's insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business after six years without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re's defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re's defined risk limit reverts back to the Company. As of December 31, 2001, the attachment point had not been reached.

The following discloses the various layers in the agreement at December 31, 2001 (in millions of dollars):

        Net GAAP Reserves                                   $    843.9
        Experience Layer                                         386.8
                                                            ----------
        Attachment Point                                       1,230.7
        Centre Re's Defined Risk Layer                           128.9
                                                            ----------
        Defined Risk Limit                                  $  1,359.6
                                                            ==========

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

This reinsurance agreement transfers risk and is accounted for as a long-duration reinsurance contract in accordance with the provisions of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The underlying operating results of this contract are reflected in other income, and any realized gain or loss from the sale of assets is reflected as a realized investment gain or loss in the Company's consolidated statements of operations.

Included in miscellaneous assets in the consolidated statements of financial condition at December 31, 2001, is a deposit asset for this reinsurance arrangement of approximately $367.4 million. The deposit asset is comprised of the Company's experience layer and unrealized gains or losses on the marketable securities held in the trust. Unrealized gains or losses on marketable securities held in the trust and the related effects on claim reserves are included in other comprehensive income (loss) in the equity section of the Company's consolidated statements of financial condition.

Other Reinsurance Operations

The Company's reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd's syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company's strength in the disability insurance market and decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company's risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd's, the Company implemented a strategy which limited participation

UnumProvident Corporation and Subsidiaries in year 2000 underwriting risks, ceased participation in Lloyd's underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd's reinsurance syndicates.

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd's syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001. The gains on the reinsurance and sale transactions were immaterial.

The table below summarizes the charges recognized by the Company during 2000 and 1999 related to the reinsurance operations. There were no significant charges recognized during 2001.

                                                                         2000           1999
                                                                      (in millions of dollars)
                                                                      ------------------------
North American Reinsurance Operations
Loss on Sale of A&H and LTC Reinsurance Management Operations          $      --   $    12.9
Loss on Reinsurance of A&H and LTC Risk Participations                        --        12.7
Provision for Losses on Retained Business                                     --        42.1
International Reinsurance Operations
Provision for Losses on Lloyd's of London Syndicate Participations            --       186.5
Provision for Losses on Reinsurance Pool Participations Other than
  Lloyd's                                                                   37.4        21.9
Goodwill Impairment Excluding Amount Recognized on Sale                       --        51.7
                                                                       ---------   ---------
Total Before-tax Charge                                                $    37.4   $   327.8
                                                                       =========   =========

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

UnumProvident Corporation and Subsidiaries

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

    International Reinsurance Operations

    Provision for Losses on Lloyd's of London Syndicate Participations

    The periodic method of accounting is followed for Lloyd's syndicate participation, which requires premiums to be recognized as revenue over the policy term and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. Throughout 1999, the Company received updated estimates and information about the Lloyd's market from various sources, including managing agents and underwriters of syndicates and published information from Moody's Investors Service. Consistent with overall market trends, the information and loss estimates received indicated significant deterioration in the loss experience of open years of account. The deterioration in loss experience related primarily to significant losses in certain syndicates (space and aviation, accident and health, and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. The Company also discussed projected results of the Lloyd's market with the underwriters of the syndicates that are managed through a subsidiary of the Company. These projected results also indicated future deterioration of the open years of account. Market conditions were not expected to improve dramatically in the near term.

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

    During 2000 the Company, working with the pool managers in London, revised its estimates to reflect current and expected trends in claims experience and expenses. The 2000 charge included an increase of $21.9 million in claim reserves for certain of the reinsurance pools and $15.5 million related to uncollectible receivables and loss provisions.

    Goodwill Impairment

    Because an event or change in circumstance occurred that indicated the recoverability of an asset should be assessed for impairment, a recoverability test was performed to determine if impairment had occurred. Following the poor results of the reinsurance operations in the first quarter of 1999, the Company updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held-for-use model that compares the undiscounted cash flows of these operations to determine whether those cash flows can recover the unamortized goodwill. The tests indicated that future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. As a result of the impairment, the Company calculated the estimated fair value of these operations. In estimating the fair value, two valuation techniques were utilized, a discount free cash flow model and a multiple of earnings model. The estimated fair value was compared to the book value for the investment, resulting in a write-down of goodwill in the amount of $27.0 million in the first quarter of 1999.

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

    Retained Risks

    The Company has provided its best estimate of the cost of known losses, but has retained certain risks, including the exposure associated with disputes arising from reinsurance pools disclosed in Note 15.

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information

Selected data by segment is as follows:

                                                                         Year Ended December 31
                                                                    2001          2000          1999
                                                                        (in millions of dollars)
                                                                 --------------------------------------
Premium Income
   Employee Benefits                                             $  4,347.5    $  4,042.5    $  3,900.2
   Individual                                                       1,828.1       1,777.2       1,645.5
   Voluntary Benefits                                                 790.7         739.6         691.6
   Other                                                              111.9         497.7         605.9
                                                                 ----------    ----------    ----------
                                                                    7,078.2       7,057.0       6,843.2
Net Investment Income and Other Income
   Employee Benefits                                                  940.4         853.1         745.1
   Individual                                                         999.5         962.3         831.9
   Voluntary Benefits                                                 138.1         119.7         112.9
   Other                                                              234.6         406.7         641.7
   Corporate                                                           44.6          48.1          67.7
                                                                 ----------    ----------    ----------
                                                                    2,357.2       2,389.9       2,399.3
Total Revenue (Excluding Net Realized Investment Gain or Loss)
   Employee Benefits                                                5,287.9       4,895.6       4,645.3
   Individual                                                       2,827.6       2,739.5       2,477.4
   Voluntary Benefits                                                 928.8         859.3         804.5
   Other                                                              346.5         904.4       1,247.6
   Corporate                                                           44.6          48.1          67.7
                                                                 ----------    ----------    ----------
                                                                    9,435.4       9,446.9       9,242.5
Benefits and Expenses
   Employee Benefits                                                4,758.1       4,461.3       4,625.9
   Individual                                                       2,536.9       2,441.4       2,223.3
   Voluntary Benefits                                                 767.7         705.3         667.5
   Other                                                              293.2         861.1       1,426.1
   Corporate                                                          213.8          97.6         552.3
                                                                 ----------    ----------    ----------
                                                                    8,569.7       8,566.7       9,495.1
Income (Loss) Before Net Realized Investment Gain
  (Loss), Federal Income Tax, and Extraordinary Loss
   Employee Benefits                                                  529.8         434.3          19.4
   Individual                                                         290.7         298.1         254.1
   Voluntary Benefits                                                 161.1         154.0         137.0
   Other                                                               53.3          43.3        (178.5)
   Corporate                                                         (169.2)        (49.5)       (484.6)
                                                                 ----------    ----------    ----------
                                                                      865.7         880.2        (252.6)
Net Realized Investment Gain (Loss)                                   (40.6)        (14.6)         87.1
                                                                 ----------    ----------    ----------
Income (Loss) Before Federal Income Tax and Extraordinary Loss        825.1         865.6        (165.5)
Federal Income Tax                                                    243.0         301.4          17.4
                                                                 ----------    ----------    ----------
Income (Loss) Before Extraordinary Loss                               582.1         564.2        (182.9)
Extraordinary Loss, Net of Tax                                         (2.9)           --            --
                                                                 ----------    ----------    ----------
Net Income (Loss)                                                $    579.2    $    564.2    $   (182.9)
                                                                 ==========    ==========    ==========

UnumProvident Corporation and Subsidiaries

Included in benefits and expenses above is amortization of deferred policy acquisition costs, value of business acquired, and goodwill. Amortization of these items by segment is as follows:

                                                                         Year Ended December 31
                                                                    2001          2000          1999
                                                                        (in millions of dollars)
                                                                 --------------------------------------
Employee Benefits                                                $    171.6    $    149.6    $    109.1
Individual                                                            150.5         131.8         108.8
Voluntary Benefits                                                    128.4         114.6         115.4
Other                                                                  30.6         105.5         179.8
Corporate                                                              26.6          22.3          82.6
                                                                 ----------    ----------    ----------
Total                                                            $    507.7    $    523.8    $    595.7
                                                                 ==========    ==========    ==========

Assets by segment are as follows:

                                                                     December 31
                                                                  2001         2000
                                                               (in millions of dollars)
                                                               -----------------------
Employee Benefits                                              $ 12,662.9   $ 11,282.8
Individual                                                       17,243.8     16,162.6
Voluntary Benefits                                                2,443.2      2,210.4
Other                                                             9,416.4      9,864.8
Corporate                                                           676.4        843.3
                                                               ----------   ----------
Total                                                          $ 42,442.7   $ 40,363.9
                                                               ==========   ==========

In 2001 and prior, goodwill and the amortization thereof was reported in the Corporate segment. In conjunction with the adoption of SFAS 142, effective January 1, 2002, the unamortized goodwill balance will be reclassified to the segments expected to benefit from the originating business combinations. The reclassification will increase assets $78.2 million, $585.5 million, and $11.0 million in the Employee Benefits, Individual, and Other segments, respectively, with a corresponding decrease of $674.7 million in the Corporate segment.

Note 15 - Commitments and Contingent Liabilities

Commitments

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2005 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement is $258.8 million at December 31, 2001, with no annual payment expected to exceed $69.9 million.

Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company, and Provident Life and Accident Insurance Company. One

UnumProvident Corporation and Subsidiaries purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere. The trial for the independent broker class action commenced in March 2001. In April 2001, the jury returned a complete defense verdict. The court subsequently entered judgement on that verdict. The plaintiffs have not given an indication as to whether or not they will appeal the jury verdict. The plaintiffs have a pending motion seeking a new trial. Notwithstanding the jury verdict, the judge is obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Consumer Protection Act. The bench trial for the alleged violation commenced in October 2001 and concluded in November 2001 with closing briefs submitted to the judge in December 2001 and closing arguments heard in January 2002. A decision is expected by May 2002.

The career agent class action purports to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and were offered contracts to sell insurance policies as independent producers. At the hearing to determine class certification heard in December 1999 in Superior Court, class certification was denied for the career agents. Summary judgment motions were heard in November 2000 and all motions from plaintiffs and defendants were denied pertaining to the two class representatives whose cases survived. The career agent plaintiffs have re-filed their complaint seeking a class action status by limiting the issues to those in the certified broker class action. The court has not ruled on the re-filing.

In addition, the same plaintiffs' attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers (including the career class action representatives) alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. In June 2001, the first arbitration was heard before a NASD panel and the arbitration panel awarded the plaintiffs $190,000 in compensatory damages with no award for punitive damages, attorney's fees, or interest. The second arbitration has now been delayed three times at plaintiff's request, and plans are being made for a new date. Eight of the other cases are tentatively set to begin trials in 2002, but at this late date it is highly unlikely that more than two could start. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not expect these suits to materially affect the financial position or results of operations of the Company.

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

UnumProvident Corporation and Subsidiaries

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

In October 2001, the parties reached an agreement in principle to settle this litigation. Under the terms of the settlement, which is subject to, among other things, final approval by the court, the Company has agreed to pay $45 million to settle all claims that were or could have been asserted by the class in the litigation. The parties agreed that, for purposes of the settlement only, the litigation may be maintained as a class action on behalf of all persons who exchanged the stock of Unum or Provident for the common stock of the Company pursuant to the joint proxy/registration statement or otherwise acquired Company common stock traceable to the joint proxy/registration statement on or before August 3, 1999, other than the defendants and their officers, directors, affiliates, and subsidiaries. On January 9, 2002, the district court entered an order that, among other things, approved preliminarily the terms of the proposed settlement. On March 21, 2002, the district court held a hearing to determine, among other things, whether the settlement should be finally approved by the court. The district court has not yet entered its ruling on the motion to finally approve the settlement.

The Company has received confirmation from its insurance carriers that, apart from a $1.0 million deductible, the entire amount to be paid under the proposed settlement, as well as the attorneys' fees and expenses incurred by the Company defending the litigation, will be covered under the Company's insurance policies. Management is of the opinion that, if the settlement is finally approved by the court, this matter will not have any material adverse affect on the Company's financial position or results of operations.

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

Note 16 - Statutory Financial Information

Statutory Net Income (Loss), Capital and Surplus, and Dividends

The Company's insurance subsidiaries' statutory combined net income (loss), as reported in conformity with statutory accounting practices, for the years ended December 31, 2001, 2000, and 1999, was $221.1 million, $353.5 million, and
$(233.7) million, respectively. Statutory combined net gain (loss) from operations was $353.2 million, $414.8 million, and $(220.7) million for the years ended December 31, 2001, 2000, and 1999, respectively. Excluding the expenses related to the merger and early retirement offer and the changes in reserves as discussed in Note 2, the federal income tax refund activity, and the reinsurance operations charges, the Company's insurance subsidiaries' statutory net gain from operations was $21.0 million for the year ended 1999. Statutory capital and surplus at December 31, 2001 and 2000, was $3,378.7 million and $3,263.0 million, respectively.

Regulatory restrictions limit the amount of dividends available for distribution to the Company from its insurance subsidiaries without prior approval by regulatory authorities. Generally, that limitation equals the greater of ten percent of an insurer's statutory surplus as regards policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Pursuant to the 1999 merger of Unum and Provident, the Company is required to obtain approval from the Maine Bureau of Insurance regarding payment of ordinary dividends from its Maine domiciled insurance subsidiary to the Company until 2004. Based on the applicable restrictions, $384.9 million will be available for the payment of dividends to the Company from its top-tier domestic insurance subsidiaries during 2002. Of this amount, $121.8 million is conditional upon approval from the Maine Bureau of Insurance. The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2002 is approximately $27.5 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

Statutory Accounting Practices

The National Association of Insurance Commissioners and the Company's insurance subsidiaries' states of domicile approved a codification of statutory accounting practices effective January 1, 2001, which serves as a comprehensive and standardized guide to statutory accounting principles. The codification changed, to some extent, the accounting practices that the Company's insurance subsidiaries used to prepare their statutory financial statements. The cumulative effect of the changes in accounting principles adopted to conform to the codification of statutory accounting principles for the Company's insurance subsidiaries was approximately $45.6 million and was recognized as an increase to statutory surplus as of January 1, 2001.

Deposits

At December 31, 2001, the Company's insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,313.0 million held for the protection of policyholders.

UnumProvident Corporation and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2001 and 2000:

                                                                                      2001
                                                             ---------------------------------------------------------
                                                               4th             3rd             2nd             1st
                                                             ---------------------------------------------------------
                                                                   (in millions of dollars, except share data)
                                                             ---------------------------------------------------------
Premium Income                                               $1,769.3        $1,792.2        $1,769.8        $1,746.9
Net Investment Income                                           492.9           515.5           500.0           494.5
Net Realized Investment Loss                                    (28.8)           (9.1)           (1.5)           (1.2)
Total Revenue                                                 2,313.5         2,377.4         2,363.0         2,340.9
Income Before Federal Income Tax and
   Extraordinary Loss                                           195.5           193.2           210.9           225.5
Net Income                                                      124.0           127.1           146.1           182.0
Net Income Per Common Share
   Basic
      Income Before Extraordinary Loss                            .52             .53             .60             .75
      Net Income                                                  .51             .53             .60             .75
   Assuming Dilution
      Income Before Extraordinary Loss                            .52             .52             .60             .75
      Net Income                                                  .51             .52             .60             .75

                                                                                      2000
                                                             ---------------------------------------------------------
                                                               4th             3rd             2nd             1st
                                                             ---------------------------------------------------------
                                                                   (in millions of dollars, except share data)
                                                             ---------------------------------------------------------
Premium Income                                               $1,731.7        $1,754.6        $1,789.9        $1,780.8
Net Investment Income                                           482.9           482.4           543.0           552.1
Net Realized Investment Gain (Loss)                              (2.2)          (14.0)            1.8            (0.2)
Total Revenue                                                 2,302.8         2,311.7         2,423.7         2,394.1
Income Before Federal Income Tax                                231.1           208.5           219.6           206.4
Net Income                                                      149.6           137.0           143.1           134.5
Net Income Per Common Share
   Basic                                                          .62             .57             .59             .56
   Assuming Dilution                                              .62             .57             .59             .56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to directors is included under the caption "Information Concerning the Nominees" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

     Name                   Age     Position
     ----                   ---     --------
     J. Harold Chandler     52      Chairman, President, Chief Executive Officer, and
                                       Director
     Thomas R. Watjen       47      Executive Vice President, Finance and Risk
                                       Management
     F. Dean Copeland       62      Executive Vice President, Legal and
                                       Administrative Affairs, and General Counsel
     Robert O. Best         52      Senior Vice President, Customer Loyalty Services,
                                       and Chief Information Officer
     Robert C. Greving      50      Senior Vice President, Finance
     Ralph W. Mohney        50      Senior Vice President, Return to Work Services
     Kevin P. McCarthy      46      Senior Vice President, Underwriting
     Joseph R. Foley        46      Senior Vice President,  Product and Market
                                       Development

     Mr. Chandler is Chairman, President, and Chief Executive Officer. For a brief period after the merger of Unum and Provident, he was President and Chief Operating Officer, and became Chairman and Chief Executive Officer on November 1, 1999. Prior to the merger, Mr. Chandler became Chairman of Provident on April 28, 1996 and President and Chief Executive Officer and a Director of Provident's predecessor, Provident Life and Accident Insurance Company of America (America), and its principal subsidiaries on November 8, 1993.

     Mr. Watjen became Executive Vice President, Finance on June 30, 1999 and assumed the additional Risk Management responsibilities on November 1, 1999. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Provident, positions he assumed on March 26, 1997. He became Executive Vice President and Chief Financial Officer of America on July 1, 1994.

     Mr. Copeland became Executive Vice President and General Counsel of Provident on May 12, 1997 and following the merger assumed the additional responsibilities of Executive Vice President, Legal and Administrative Affairs on June 30, 1999. Prior to joining Provident in May 1997, he was a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

     Mr. Best became Senior Vice President, Customer Loyalty Services, and Chief Information Officer in March 2000. Following the merger with Unum he became Senior Vice President, Customer Service in June 1999. Prior to the merger he served as Executive Vice President, Customer Service, and Chief Information Officer of Provident beginning in May 1997. He joined America as Senior Vice President and Chief Information Officer in July 1994.

      Mr. Greving became Senior Vice President, Finance in August 2000. He joined Provident as Senior Vice President and Chief Actuary in April 1997. Prior to joining Provident, he was Executive Vice President and Chief Actuary of Southwestern Financial Services, Corp. from June 1990 until March 1997.

      Mr. Mohney became Senior Vice President, Return to Work Services in March 2002. Prior to that time he served as Senior Vice President, Customer Care from December 1999. He served as Senior Vice President, Claims from June 1997, and Vice President, Claims from October 1994. Mr. Mohney originally joined Accident in 1974.

      Mr. McCarthy was named Senior Vice President, Underwriting in November 2001. He served as Senior Vice President, Marketing, Product Development, and International from December 1999. Prior to that time he served as Senior Vice President and Managing Director of Unum Japan. He originally joined Unum America in 1987.

      Mr. Foley was named Senior Vice President, Product and Market Development in November 2001. Prior to that time he served as Senior Vice President, Reinsurance and Special Operations from December 1999. He was Executive Vice President, Operations of Unum America from May 1998. Mr. Foley originally joined Unum America in 1980.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this Item is included under the captions "Compensation of Directors" and "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption "Beneficial Ownership of Company Securities" and under the caption "Security Ownership of Directors and Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

   (a)      List of Documents filed as part of this report:                 Page

      (1)   Financial Statements

            The following report and consolidated financial statements of UnumProvident Corporation and Subsidiaries are included in Item 8.

            Report of Ernst & Young LLP, Independent Auditors  ...........    43
            Consolidated Statements of Financial Condition at
            December 31, 2001 and 2000 ...................................    44
            Consolidated Statements of Operations for the three
            years ended December 31, 2001.................................    46
            Consolidated Statements of Stockholders' Equity for the
              three years ended December 31, 2001 ........................    47
            Consolidated Statements of Cash Flows for the three
            years ended December 31, 2001.................................    48
            Notes to Consolidated Financial Statements  ..................    50

      (2)   Schedules Supporting Financial Statements

            I.    Summary of Investments - Other than Investments in
                    Related Parties  .....................................    98
            II.   Condensed Financial Information of Registrant  .........    99
            III.  Supplementary Insurance Information   ..................   103
            IV.   Reinsurance  ...........................................   105
            V.    Valuation and Qualifying Accounts  .....................   106

            Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

      (3)   Exhibits

            See Index to Exhibits on page 107 of this report.

   (b)      Reports on Form 8-K:

            Form 8-K filed on November 6, 2001 reporting third quarter 2001 financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2002.

                               UnumProvident Corporation
                               (Registrant)


                               /s/ J. Harold Chandler
                               ------------------------------------------------
                               J. Harold Chandler
                               Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                         Date
-------------------------   ---------------------------------     --------------

/s/ J. Harold Chandler      Chairman, President, and Chief
-------------------------   Executive Officer and a Director      March 28, 2002
J. Harold Chandler

/s/ Thomas R. Watjen        Executive Vice President, Finance
-------------------------   and Risk Management                   March 28, 2002
Thomas R. Watjen

/s/ Robert C. Greving       Senior Vice President, Finance
-------------------------
Robert C. Greving                                                 March 28, 2002

                   *        Director
-------------------------
William L. Armstrong                                              March 28, 2002

                   *        Director
-------------------------
Ronald E. Goldsberry                                              March 28, 2002

                   *        Director
-------------------------
Hugh O. Maclellan, Jr.                                            March 28, 2002

                   *        Director
-------------------------
A. S. MacMillan, Jr.                                              March 28, 2002

                   *        Director
-------------------------
George J. Mitchell                                                March 28, 2002

                   *        Director
-------------------------
Cynthia A. Montgomery                                             March 28, 2002

                   *        Director
-------------------------
James L. Moody, Jr.                                               March 28, 2002

          Name                           Title                         Date
-------------------------   ---------------------------------     --------------

                   *        Director
-------------------------
C. William Pollard                                                March 28, 2002

                   *        Director
-------------------------
Lawrence R. Pugh                                                  March 28, 2002

                   *        Director
-------------------------
Lois D. Rice                                                      March 28, 2002

                   *        Director
-------------------------
John W. Rowe                                                      March 28, 2002

                   *        Director
-------------------------
Burton E. Sorensen                                                March 28, 2002

* By:  /s/ Susan N. Roth    For all of the Directors
-------------------------
Susan N. Roth                                                     March 28, 2002
Attorney-in-Fact

                      SCHEDULE I--SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                   UnumProvident Corporation and Subsidiaries

                                December 31, 2001

                                                                                                        Amount at which
                                                                                                         shown in the
                                                                                         Fair              statement
                      Type of Investment                               Cost              Value       of financial position
                                                                               (in millions of dollars)
--------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Fixed Maturity Securities:
   Bonds
     United States Government and Government
        Agencies and Authorities                                 $       74.2         $       88.0         $       88.0
     States, Municipalities, and Political Subdivisions                  55.2                 57.6                 57.6
     Foreign Governments                                                725.8                846.3                846.3
     Public Utilities                                                 2,699.4              2,767.8              2,767.8
     Mortgage-backed Securities                                       3,820.8              4,074.2              4,074.2
     Convertible Bonds                                                   53.4                 39.3                 39.3
     All Other Corporate Bonds                                       16,165.9             16,300.2             16,300.2
   Redeemable Preferred Stocks                                          226.3                219.6                219.6
                                                                 ------------         ------------         ------------
           Total                                                     23,821.0            $24,393.0             24,393.0
                                                                 ------------         ============         ------------

Equity Securities:
   Common Stocks                                                          8.2         $       10.0                10.0
   Nonredeemable Preferred Stocks                                         1.2                  0.9                 0.9
                                                                 ------------         ------------         ------------
           Total                                                          9.4         $       10.9                10.9
                                                                 ------------         ============         ------------

Mortgage Loans                                                          943.6                                    941.2*
Real Estate Acquired in Satisfaction of Debt                             36.3                                     14.2*
Other Real Estate                                                        53.3                                     37.6*
Policy Loans                                                          2,517.0                                  2,517.0
Other Long-term Investments                                              30.4                                     30.4
Short-term Investments                                                  379.7                                    379.7
                                                                 ------------                              -----------
                                                                 $   27,790.7                              $  28,324.0
                                                                 ============                              ===========

*Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   UnumProvident Corporation (Parent Company)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                          December 31
                                                                       2001         2000
                                                                    (in millions of dollars)
                                                                    ------------------------
ASSETS
Fixed Maturity Securities
   Available-for-Sale--at fair value (cost:  $10.1; $10.1)          $     11.0    $     10.4
Investment in Subsidiaries                                             8,293.3       7,835.1
Short-term Notes Receivable from Subsidiaries                            180.3         183.6
Surplus Notes of Subsidiaries                                            250.0         250.0
Other Assets                                                             517.9         472.1
                                                                    ----------    ----------
Total Assets                                                        $  9,252.5    $  8,751.2
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term Debt from Subsidiaries                                   $    464.4    $    491.9
Short-term Debt                                                          161.8         400.0
Long-term Debt                                                         2,004.2       1,615.5
Other Liabilities                                                        382.2         368.3
                                                                    ----------    ----------
Total Liabilities                                                      3,012.6       2,875.7
                                                                    ----------    ----------

Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debt Securities of the Company                            300.0         300.0

STOCKHOLDERS' EQUITY
Common Stock                                                              24.2          24.1
Additional Paid-in Capital                                             1,064.1       1,040.2
Accumulated Other Comprehensive Income                                    48.0         140.7
Retained Earnings                                                      4,816.3       4,379.7
Treasury Stock                                                            (9.2)         (9.2)
Deferred Compensation                                                     (3.5)           --
                                                                    ----------    ----------
Total Stockholders' Equity                                             5,939.9       5,575.5
                                                                    ----------    ----------
Total Liabilities and Stockholders' Equity                          $  9,252.5    $  8,751.2
                                                                    ==========    ==========

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                            STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                                     (in millions of dollars)
                                                            --------------------------------------------
Dividends from Subsidiaries                                 $      181.6    $      138.8    $       97.0
Interest from Subsidiaries                                          39.4            20.8            24.9
Other Income                                                        55.3            22.8            12.8
                                                            ------------    ------------    ------------
Total Revenue                                                      276.3           182.4           134.7
                                                            ------------    ------------    ------------

Interest and Debt Expense                                          187.4           204.3           110.3
Other Expenses (Credit)                                             22.8          (101.3)           49.6
                                                            ------------    ------------    ------------
Total Expenses                                                     210.2           103.0           159.9
                                                            ------------    ------------    ------------

Income (Loss) Before Federal Income Tax and Equity
  in Undistributed Earnings (Losses) of Subsidiaries                66.1            79.4           (25.2)
Federal Income Tax Credit                                          (15.4)          (10.7)          (38.5)
                                                            ------------    ------------    ------------

Income Before Equity in Undistributed Earnings (Losses)
 of Subsidiaries                                                    81.5            90.1            13.3
Equity in Undistributed Earnings (Losses) of Subsidiaries          497.7           474.1          (196.2)
                                                            ------------    ------------    ------------

Net Income (Loss)                                           $      579.2    $      564.2    $     (182.9)
                                                            ============    ============    ============

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31
                                                                2001            2000            1999
                                                                     (in millions of dollars)
                                                            --------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                       $       21.5    $       78.3    $       26.0
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net Sales of Short-term Investments                               0.5             2.6             2.8
   Cash Distributions to Subsidiaries                                 --          (224.0)         (492.3)
   Short-term Notes Receivable from Subsidiaries                     3.3            31.2           (14.3)
   Other                                                           (26.5)          (22.5)          (15.9)
                                                            ------------    ------------    ------------
CASH USED BY INVESTING ACTIVITIES                                  (22.7)         (212.7)         (519.7)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Short-term Borrowings from Subsidiaries                     (27.5)          465.3           (27.8)
   Net Short-term Debt and Commercial Paper
       (Repayments) Borrowings                                    (252.0)         (210.4)          602.4
   Issuance of Long-term Debt                                      575.0              --              --
   Long-term Debt Repayment                                       (172.5)             --              --
   Issuance of Common Stock                                         20.5            11.6            69.7
   Dividends Paid to Stockholders                                 (142.6)         (142.1)         (138.9)
                                                            ------------    ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                0.9           124.4           505.4
                                                            ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                 $       (0.3)   $      (10.0)   $       11.7
                                                            ============    ============    ============

See notes to condensed financial information.

                   UnumProvident Corporation (Parent Company)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1--Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UnumProvident Corporation and Subsidiaries.

Note 2--Surplus Notes of Subsidiaries

At December 31, 2001 and 2000, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries' states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent in 2001 and 8.2 percent in 2000 and 1999.

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

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                   UnumProvident Corporation and Subsidiaries

                                                           Future Policy
                                             Deferred        Benefits,                 Other Policy
                                              Policy          Losses,                   Claims and
                                           Acquisition      Claims, and       Unearned   Benefits
         Segment                              Costs        Loss Expenses      Premiums    Payable
                                                           (in millions of dollars)
----------------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Employee Benefits                          $    1,035.2   $    6,789.5   $       20.0   $    1,230.1
Individual                                      1,115.4       12,648.2          280.9          326.3
Voluntary Benefits                                522.7        1,253.7           12.1          267.8
Other                                               1.5        6,491.5           15.3          101.9
                                           ------------   ------------   ------------   ------------
     Total                                 $    2,674.8   $   27,182.9   $      328.3   $    1,926.1
                                           ============   ============   ============   ============

Year Ended December 31, 2000

Employee Benefits                          $      907.8   $    6,197.4   $       17.5   $    1,020.4
Individual                                      1,006.0       11,624.0          274.8          356.2
Voluntary Benefits                                477.6        1,302.9           14.8          107.3
Other                                              32.6        6,509.6           25.7          312.9
                                           ------------   ------------   ------------   ------------
     Total                                 $    2,424.0   $   25,633.9   $      332.8   $    1,796.8
                                           ============   ============   ============   ============

(Continued on following page)

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                   UnumProvident Corporation and Subsidiaries

                         (continued from preceding page)

                                                                       Benefits,   Amortization
                                                                        Claims,    of Deferred
                                                           Net        Losses and     Policy           Other
                                           Premium     Investment     Settlement    Acquisition     Operating      Premiums
          Segment                          Revenue     Income (1)      Expenses       Costs        Expenses (2)   Written (3)
                                                                      (in millions of dollars)
----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Employee Benefits                      $    4,347.5   $      761.6   $    3,598.8   $      169.6   $      989.7   $  3,030.0
Individual                                  1,828.1          912.8        1,932.7          106.4          497.8      1,847.6
Voluntary Benefits                            790.7          124.6          489.8          126.1          151.8        580.9
Other                                         111.9          184.2          213.0           30.6           49.6         96.0
Corporate                                        --           19.7             --             --          213.8
                                       ------------   ------------   ------------   ------------   ------------
     Total                             $    7,078.2   $    2,002.9   $    6,234.3   $      432.7   $    1,902.7
                                       ============   ============   ============   ============   ============

Year Ended December 31, 2000

Employee Benefits                      $    4,042.5   $      701.8   $    3,426.2   $      147.2   $      887.9   $  2,850.5
Individual                                  1,777.2          840.3        1,858.4           91.1          491.9      1,780.1
Voluntary Benefits                            739.6          113.4          447.2          112.3          145.8        544.7
Other                                         497.7          377.2          675.7          105.9           79.5        424.6
Corporate                                        --           27.7             --             --           97.6
                                       ------------   ------------   ------------   ------------   ------------
     Total                             $    7,057.0   $    2,060.4   $    6,407.5   $      456.5   $    1,702.7
                                       ============   ============   ============   ============   ============

Year Ended December 31, 1999

Employee Benefits                      $    3,900.2   $      604.9   $    3,663.9   $      106.6   $      855.4   $  2,783.6
Individual                                  1,645.5          771.1        1,604.2           77.7          541.4      1,660.2
Voluntary Benefits                            691.6          106.6          392.7          113.0          161.8        514.3
Other                                         605.9          549.5        1,126.8          177.5          121.8        495.0
Corporate                                        --           27.6             --             --          552.3
                                       ------------   ------------   ------------   ------------   ------------
     Total                             $    6,843.2   $    2,059.7   $    6,787.6   $      474.8   $    2,232.7
                                       ============   ============   ============   ============   ============

(1) Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2) Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.

(3)   Excludes life insurance.

(4) The individual life line of business, which was previously reported in the Individual segment in 1999, is now reported in the Other segment. Results in 1999 have been reclassified to conform to current reporting.

                            SCHEDULE IV--REINSURANCE

                   UnumProvident Corporation and Subsidiaries

                                                                                      Percentage
                                                   Ceded      Assumed                   Amount
                                     Gross        to Other   from Other      Net        Assumed
                                     Amount      Companies   Companies      Amount      to Net
                                                  (in millions of dollars)
--------------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Life Insurance in Force            $641,268.4   $ 47,679.5   $  1,720.0   $595,308.9          0.3%
                                   ==========   ==========   ==========   ==========

Premium Income:
   Life Insurance                  $  1,779.0   $    236.4   $     11.4   $  1,554.0          0.7%
   Accident and Health Insurance      5,506.5        484.2        501.9      5,524.2          9.1%
                                   ----------   ----------   ----------   ----------
    Total                          $  7,285.5   $    720.6   $    513.3   $  7,078.2          7.3%
                                   ==========   ==========   ==========   ==========

Year Ended December 31, 2000

Life Insurance in Force            $581,765.8   $ 48,099.8   $  2,081.7   $535,747.7          0.4%
                                   ==========   ==========   ==========   ==========

Premium Income:

   Life Insurance                  $  1,642.6   $    209.5   $     15.7   $  1,448.8          1.1%
   Accident and Health Insurance      5,461.6        455.8        602.4      5,608.2         10.7%
                                   ----------   ----------   ----------   ----------
    Total                          $  7,104.2   $    665.3   $    618.1   $  7,057.0          8.8%
                                   ==========   ==========   ==========   ==========

Year Ended December 31, 1999

Life Insurance in Force            $564,730.4   $ 24,936.0   $  2,484.5   $542,278.9          0.5%
                                   ==========   ==========   ==========   ==========

Premium Income:

   Life Insurance                  $  1,505.4   $     69.9   $     16.9   $  1,452.4          1.2%
   Accident and Health Insurance      5,269.4        438.4        559.8      5,390.8         10.4%
                                   ----------   ----------   ----------   ----------
    Total                          $  6,774.8   $    508.3   $    576.7   $  6,843.2          8.4%
                                   ==========   ==========   ==========   ==========

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                   UnumProvident Corporation and Subsidiaries

                                                       Additions     Additions
                                      Balance at      Charged to     Charged to                   Balance at
                                      Beginning       Costs and        Other                        End of
            Description               of Period        Expenses       Accounts     Deductions (2)   Period
                                             (in millions of dollars)
------------------------------------------------------------------------------------------------------------------------
   Year Ended December 31, 2001

   Mortgage loan loss reserve       $       12.9     $         --   $         --   $       10.5   $        2.4
   Real estate reserve              $       25.6     $         --   $         --   $        5.7   $       19.9
   Allowance for doubtful
    accounts (deducted from
    premiums receivable and
    miscellaneous assets)           $        8.5     $         --   $         --   $        0.2   $        8.3

   Year Ended December 31, 2000

   Mortgage loan loss reserve       $       32.9     $         --   $         --   $       20.0   $       12.9
   Real estate reserve              $       37.8     $         --   $         --   $       12.2   $       25.6
   Allowance for doubtful
    accounts (deducted from
    premiums receivable and
    miscellaneous assets)           $        3.8     $       11.7   $         --   $        7.0   $        8.5


   Year Ended December 31, 1999

   Mortgage loan loss reserve (1)   $       32.8     $        0.1   $         --   $         --   $       32.9
   Real estate reserve              $       51.2     $         --   $         --   $       13.4   $       37.8
   Allowance for doubtful
    accounts (deducted from
    premiums receivable and
    miscellaneous assets)           $        2.9     $        0.9   $         --   $         --   $        3.8

(1) Amounts shown in additions charged to cost and expenses represent realized investment losses.

(2) Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loan at time of sale/foreclosure, and amounts deemed uncollectible.

                   UnumProvident Corporation and Subsidiaries

                                INDEX TO EXHIBITS

(2.1) Agreementand Plan of Share Exchange between Provident Companies, Inc. (Provident) and Provident Life and Accident Insurance Company of America (America) (incorporated by reference to Exhibit 2.1 of Provident's Form 10-K filed for fiscal year ended December 31, 1995).

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

(3.1) Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K filed March 28, 2001).

(3.2) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form 10-K filed March 28, 2001).

(4.1) Articles of Share Exchange (incorporated by reference to Provident's Form 10-K for fiscal year ended December 31, 1995).

(10.1) Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994. (incorporated by reference to Exhibit 10.3 of Provident's Form 10-K for fiscal year ended December 31, 1995).

(10.2) Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002. *

(10.3) Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America's Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to the registrant's Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

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

(10.7) Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K filed March 28,
        2001). *

(10.8) Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Compensation Committee on February 15, 2002). *

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

(10.12) UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders June 30, 1999 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to
        Exhibit 10.12 of the Company's Form 10-K filed March 28, 2001). *

(10.13) UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K filed March 28, 2001). *

(10.14) Agreement between Provident and certain subsidiaries and American
        General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident's Form 10-Q for fiscal quarter ended September 30, 1998).

(10.15) Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000 (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed March 28,
        2001). *

(10.16) Employment Agreement between the Company and F. Dean Copeland
        (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999). *

(10.17) Employment Agreement between the Company and Elaine D. Rosen as amended by the Agreement dated December 12, 2000 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K filed March 28, 2001). *

(10.18) Employment Agreement between the Company and Thomas R. Watjen
        (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for fiscal quarter ended June 30, 1999). *

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

(10.23) 1990 Unum Long Term Stock Incentive Plan as amended by the Compensation
        Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K filed March 28, 2001). *

(10.24) 1996 Long Term Stock Incentive Plan as amended by the Compensation
        Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K filed March 28, 2001). *

(10.25) Supplemental Executive Retirement Plan (incorporated by reference to
        Exhibit 10.4 to Unum's Registration Statement on Form S-1 dated June 18,1986). *

(10.26) Supplemental UnumProvident Pension Plan (incorporated by reference to
        Exhibit 3.1 of the Company's Form 10-K filed March 28, 2001). *

(10.27) $500 million Five Year Credit Agreement dated as of October 31, 2000 among the Company, Bank of America, N.A. as Administrative Agent, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and the Banks listed therein (incorporated by reference to Exhibit 10.27 of the Company's Form 10-K filed March 28, 2001).

(10.28) $500 million 364-Day Credit Agreement dated as of October 31, 2000 among the Company, Bank of America, N.A. as Administrative Agent, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and the Banks listed therein (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K filed March 28, 2001).

(10.29) Administrative Reinsurance Agreement between Provident Life and Accident
        Insurance Company and Reassure America Life Insurance Company dated to be effective July1, 2000 (incorporated by reference to the Company's Form 8-K filed March 2, 2001).

(10.30) Augmenting Agreement dated November 6, 2000 among the Company, Bank of
        America, N.A. as Administrative Agent, and the Royal Bank of Canada relating to $500 million Five Year Credit Agreement (incorporated by reference to Exhibit 10.30 of the Company's Form 10-K filed March 28,
        2001).

(10.31) Augmenting Agreement dated November 6, 2000 among the Company, Bank of
        America, N.A. as Administrative Agent, and the Royal Bank of Canada relating to $500 million 364-Day Credit Agreement (incorporated by reference to Exhibit 10.31 of the Company's Form 10-K filed March 28,
        2001).

(10.32) 2000 Annual Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K filed March 28, 2001). *


(10.33) First Amendment to $500 million 364-Day Credit Agreement dated as of
        October 31, 2001, among the Company, the Banks listed therein, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and Bank of America, N.A., as Administrative Agent.

(10.34) Separation and Severance Agreement between the Company and John S.
        Roberts dated November 12, 2001.*

(11) Statement re computation of per share earnings (incorporated herein by reference to "Note 11 of the Notes to Consolidated Financial Statements").

(12.1)  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(12.2) Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

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