Form 10-Q
period 2002-03-31
UNUMPROVIDENT CORP
filed 2002-05-14
CIK 5513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

Commission file number 1-11834

UnumProvident Corporation
(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FOUNTAIN SQUARE
CHATTANOOGA, TENNESSEE 37402
(Address of principal executive offices)

423.755.1011
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common stock, $0.10 par value	242,925,119

PART I

PART I

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause actual results to differ materially from the forward-looking statements. UnumProvident Corporation (the Company) claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following possibilities:

•	Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•
Incidence and recovery rates may be influenced by, among other factors, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•
Retained risks in the Company’s reinsurance operations, including the credit risk of the reinsurers, are influenced by many factors. Any material changes in these factors can have material positive or negative effects on results.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Sales growth may be less than planned, which will impact revenue and profitability.

•	Actual experience may deviate from that assumed in pricing and underwriting.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•
General economic or business conditions, both domestic and foreign, may be less favorable than expected, which can impact premium levels, claims experience, and investment results, including credit deterioration of investments.

•	Legislative or regulatory changes may adversely affect the businesses in which the Company is engaged.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins.

•	The level and results of claim-related litigation may vary from that previously experienced by the Company’s insurance subsidiaries.

•
Events or consequences relating to terrorism and acts of war, both domestic and foreign, which are in many respects unpredictable, may adversely affect the Company’s business and may also affect the availability and cost of reinsurance.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2001.

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

ITEM 1.    FINANCIAL STATEMENTS

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31 2002	December 31 2001
	(in millions of dollars)
	(Unaudited)
Assets
Investments
Fixed Maturity Securities	$24,244.7	$24,393.0
Equity Securities	5.5	10.9
Mortgage Loans	894.7	941.2
Real Estate	38.0	51.8
Policy Loans	2,608.1	2,517.0
Short-term Investments	320.8	379.7
Other Investments	34.3	30.4

Total Investments	28,146.1	28,324.0

Cash and Bank Deposits	139.3	123.9
Accounts and Premiums Receivable	1,900.9	1,789.4
Reinsurance Receivable	6,217.0	6,224.0
Accrued Investment Income	592.1	601.3
Deferred Policy Acquisition Costs	2,735.3	2,674.8
Value of Business Acquired	531.2	542.2
Goodwill	677.0	674.7
Other Assets	1,400.6	1,445.3
Separate Account Assets	41.6	43.1

Total Assets	$42,381.1	$42,442.7

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—Continued

	March 31 2002	December 31 2001
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity
Policy and Contract Benefits	$1,888.2	$1,926.1
Reserves for Future Policy and Contract Benefits and Unearned Premiums	27,882.2	27,511.2
Other Policyholders’ Funds	2,566.9	2,542.5
Federal Income Tax	413.6	528.9
Short-term Debt	162.4	161.8
Long-term Debt	2,005.8	2,004.2
Other Liabilities	1,384.5	1,485.0
Separate Account Liabilities	41.6	43.1

Total Liabilities	36,345.2	36,202.8

Commitments and Contingent Liabilities—Note 6

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 243,101,414 and 242,394,996 shares	24.3	24.2
Additional Paid-in Capital	1,077.5	1,064.1
Accumulated Other Comprehensive Income (Loss)	(207.7)	48.0
Retained Earnings	4,854.3	4,816.3
Treasury Stock at Cost: 176,295 shares	(9.2)	(9.2)
Deferred Compensation	(3.3)	(3.5)

Total Stockholders’ Equity	5,735.9	5,939.9

Total Liabilities and Stockholders’ Equity	$42,381.1	$42,442.7

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31
	2002	2001
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,825.5	$1,746.9
Net Investment Income	499.8	494.5
Net Realized Investment Loss	(118.3)	(1.2)
Other Income	90.9	100.7

Total Revenue	2,297.9	2,340.9

Benefits and Expenses
Policyholder Benefits	1,587.5	1,518.1
Commissions	214.0	198.9
Interest and Debt Expense	38.4	42.8
Deferral of Policy Acquisition Costs	(173.7)	(179.0)
Amortization of Deferred Policy Acquisition Costs	110.8	115.1
Amortization of Value of Business Acquired and Goodwill	10.3	17.7
Other Operating Expenses	407.5	401.8

Total Benefits and Expenses	2,194.8	2,115.4

Income Before Federal Income Tax	103.1	225.5
Federal Income Tax	29.3	43.5

Net Income	$73.8	$182.0

Net Income Per Common Share
Basic	$0.30	$0.75
Assuming Dilution	$0.30	$0.75
Dividends Paid Per Common Share	$0.1475	$0.1475

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2000	$24.1	$1,040.2	$140.7	$4,379.7	$(9.2)	$—	$5,575.5
Comprehensive Income, Net of Tax
Net Income				182.0			182.0
Change in Net Unrealized Gain or Loss on Securities			79.4				79.4
Change in Net Gain on Cash Flow Hedges			11.1				11.1
Change in Foreign Currency Translation Adjustment			(3.8)				(3.8)

Total Comprehensive Income							268.7

Common Stock Activity	0.1	9.5				(4.3)	5.3
Dividends to Stockholders				(35.5)			(35.5)

Balance at March 31, 2001	$24.2	$1,049.7	$227.4	$4,526.2	$(9.2)	$(4.3)	$5,814.0

Balance at December 31, 2001	$24.2	$1,064.1	$48.0	$4,816.3	$(9.2)	$(3.5)	$5,939.9
Comprehensive Loss, Net of Tax
Net Income				73.8			73.8
Change in Net Unrealized Gain or Loss on Securities			(232.8)				(232.8)
Change in Net Gain on Cash Flow Hedges			(11.4)				(11.4)
Change in Foreign Currency Translation Adjustment			(11.5)				(11.5)

Total Comprehensive Loss							(181.9)

Common Stock Activity	0.1	13.4				0.2	13.7
Dividends to Stockholders				(35.8)			(35.8)

Balance at March 31, 2002	$24.3	$1,077.5	$(207.7)	$4,854.3	$(9.2)	$(3.3)	$5,735.9

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2002	2001
	(in millions of dollars)
Net Cash Provided by Operating Activities	$207.3	$345.1

Cash Flows from Investing Activities
Proceeds from Sales of Investments	1,334.3	713.4
Proceeds from Maturities of Investments	357.4	251.8
Purchase of Investments	(1,907.7)	(1,279.5)
Net Sales of Short-term Investments	58.7	10.7
Acquisition of Business	(2.8)	(10.2)
Other	(8.1)	(12.9)

Net Cash Used by Investing Activities	(168.2)	(326.7)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	2.0	2.6
Maturities and Benefit Payments from Policyholder Accounts	(5.6)	(9.0)
Net Short-term Debt and Commercial Paper Borrowings (Repayments)	2.2	(531.7)
Issuance of Long-term Debt	—	575.0
Dividends Paid to Stockholders	(35.8)	(35.5)
Other	13.7	5.3

Net Cash Provided (Used) by Financing Activities	(23.5)	6.7

Effect of Foreign Exchange Rate on Cash	(0.2)	(1.8)

Net Increase in Cash and Bank Deposits	15.4	23.3
Cash and Bank Deposits at Beginning of Period	123.9	107.1

Cash and Bank Deposits at End of Period	$139.3	$130.4

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2002

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2—Changes in Accounting Principles

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 had no material impact on the Company’s financial position or results of operations.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS 142, the Company will no longer amortize goodwill but will subject the asset to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is required to perform transitional goodwill impairment tests within six months of adopting SFAS 142. Based on initial results, no impairment is anticipated.

Additionally, the Company reclassified its January 1, 2002 goodwill asset balance of $674.7 million from the corporate segment to the segments expected to benefit from the originating business combinations. The reclassification increased the assets by segment as follows (in millions of dollars):

Employee Benefits	$78.2
Individual	585.5
Other	11.0

Total	$674.7

Had the amortization of goodwill been excluded from the first quarter of 2001, income before federal income tax and net income would have been $230.8 million and $187.0 million ($0.77 per common share assuming dilution), respectively.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Two accounting models existed for long-lived assets to be disposed of under SFAS 121 and Opinion 30. SFAS 144 represents a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 3—Stockholders’ Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income per common share is determined as follows:

	Three Months Ended March 31
	2002	2001
	(in millions, except share data)
Numerator
Net Income	$73.8	$182.0

Denominator (000s)
Weighted Average Common Shares—Basic	242,597.3	241,410.9
Dilutive Securities	1,522.3	1,790.3

Weighted Average Common Shares—Assuming Dilution	244,119.6	243,201.2

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Approximately 14.5 million and 12.0 million options for the three month periods ended March 31, 2002 and 2001, respectively, were not considered dilutive due to the options being out-of-the-money.

Note 4—Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of deferred tax, are as follows:

	March 31 2002	December 31 2001
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities	$(171.8)	$61.0
Net Gain on Cash Flow Hedges	66.7	78.1
Foreign Currency Translation Adjustment	(102.6)	(91.1)

Accumulated Other Comprehensive Income (Loss)	$(207.7)	$48.0

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 4—Comprehensive Income (Loss)—Continued

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended March 31
	2002	2001
	(in millions of dollars)
Net Income	$73.8	$182.0

Change in Net Unrealized Gain (Loss) on Securities:
Change Before Reclassification Adjustment	(479.1)	99.5
Reclassification Adjustment for Net Realized Investment Loss Included in Net Income	118.3	1.2
Cumulative Effect Transition Adjustment for the Adoption of SFAS 133 and SFAS 138	—	23.2
Change in Net Gain on Cash Flow Hedges	(17.6)	17.1
Change in Foreign Currency Translation Adjustment	(11.5)	(13.3)

	(389.9)	127.7
Change in Deferred Tax	(134.2)	41.0

Other Comprehensive Income (Loss)	(255.7)	86.7

Comprehensive Income (Loss)	$(181.9)	$268.7

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 5—Segment Information

Selected data by segment is as follows:

	Three Months Ended March 31
	2002	2001
	(in millions of dollars)
Premium Income
Employee Benefits	$1,147.9	$1,053.0
Individual	463.1	461.7
Voluntary Benefits	205.3	195.5
Other	9.2	36.7

	1,825.5	1,746.9
Net Investment Income and Other Income
Employee Benefits	249.5	226.1
Individual	242.0	249.5
Voluntary Benefits	32.2	35.9
Other	51.4	71.9
Corporate	15.6	11.8

	590.7	595.2
Total Revenue (Excluding Net Realized Investment Gain or Loss)
Employee Benefits	1,397.4	1,279.1
Individual	705.1	711.2
Voluntary Benefits	237.5	231.4
Other	60.6	108.6
Corporate	15.6	11.8

	2,416.2	2,342.1
Benefits and Expenses
Employee Benefits	1,264.9	1,143.3
Individual	636.3	626.3
Voluntary Benefits	197.9	191.0
Other	51.1	98.0
Corporate	44.6	56.8

	2,194.8	2,115.4

Income (Loss) Before Net Realized Investment Gain or Loss and Federal Income Tax
Employee Benefits	132.5	135.8
Individual	68.8	84.9
Voluntary Benefits	39.6	40.4
Other	9.5	10.6
Corporate	(29.0)	(45.0)

	221.4	226.7
Net Realized Investment Loss	(118.3)	(1.2)

Income Before Federal Income Tax	103.1	225.5
Federal Income Tax	29.3	43.5

Net Income	$73.8	$182.0

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 6—Commitments and Contingent Liabilities

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers (including the career class action representatives) alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. In June 2001, the first arbitration was heard before a NASD panel and the arbitration panel awarded the plaintiffs $190,000 in compensatory damages with no award for punitive damages, attorney’s fees, or interest. The second arbitration has now been delayed three times at plaintiff’s request, and plans are being made for a new date. Eight of the other cases are tentatively set to begin trials in 2002, but at this late date it is highly unlikely that more than two could start. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in these cases. Although the individual lawsuits described above are in the early stages, management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

During September and October 1999, the Company and several of its officers were named as defendants in five class action lawsuits filed in the United States District Court for the District of Maine. On January 3, 2000, the Maine district court appointed a lead class action plaintiff and ordered plaintiffs to file a consolidated amended complaint. On January 27, 2000, a sixth complaint against the same defendants was filed in the Southern District of New York. On March 7, 2000, the sixth action was transferred to the District of Maine, and that action was voluntarily dismissed by the plaintiff on June 12, 2000. On February 23, 2000, two consolidated amended class action complaints were filed against the same defendants. The first amended class action complaint asserts a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum Corporation (Unum) between February 4, 1998 and February 9, 2000. The second amended complaint asserts a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 6—Commitments and Contingent Liabilities—Continued

common stock of Unum or Provident Companies, Inc. (Provident) for the Company’s stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints allege that the defendants made false and misleading public statements concerning, among other things, Unum’s and the Company’s reserves for disability insurance and pricing policies, the Company’s merger costs, and the adequacy of the due diligence reviews performed in connection with the merger. The complaints seek money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger.

On April 10, 2000, the defendants filed a motion to dismiss the complaints. On January 8, 2001, the district court affirmed a Recommended Decision by the Magistrate Judge, entered November 8, 2000, that granted in part, and denied in part, the motion. The district court granted the motion to dismiss plaintiff’s claims (i) under Section 10(b) of the Securities Exchange Act of 1934, (ii) under Section 14(a) of the Securities Exchange Act of 1934 on behalf of the former shareholders of Unum, and (iii) under Section
12(a) of the Securities Act of 1933 on behalf of purchasers of the Company stock after the merger. The district court also dismissed plaintiff’s claims relating to disclosures regarding the costs associated with Unum’s exit from its reinsurance business, but otherwise denied defendants’ motion to dismiss plaintiff’s claims under Sections 11 and 12(a) (2) of the Securities Act of 1933 and the claim under Section 14(a) of the Securities Exchange Act of 1934.

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

The Company has received confirmation from its insurance carriers that, apart from a $1.0 million deductible, the entire amount to be paid under the proposed settlement, as well as the attorneys’ fees and expenses incurred by the Company defending the litigation, will be covered under the Company’s insurance policies. Management is of the opinion that, if the settlement is finally approved by the court, this matter will not have any material adverse effect on the Company’s financial position or results of operations.

In certain reinsurance pools associated with the Company’s reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company or the Company’s subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims. See the reinsurance pools and management section contained in the segment results discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

March 31, 2002

Note 6—Commitments and Contingent Liabilities—Continued

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Independent Auditors’ Review Report

Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 6, 2002, except for Note 15, for which the date is March 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
May 7, 2002

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and elsewhere around the world. The Company’s principal operating subsidiaries are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company. The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

The Company is organized around its customers, with reporting segments that reflect its major market segments: Employee Benefits, Individual, and Voluntary Benefits. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

The trends in new annualized sales in the Employee Benefits, Individual, and Voluntary Benefits segments are indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new products. The Company emphasizes integrated selling that combines employee benefit coverages, individual products, and voluntary workplace products. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales and persistency.

The following should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item I and Part II, Items 6, 7, 7A, and 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Critical Accounting Policies

Reserves for Policy and Contract Benefits

The two primary categories of liabilities for policy and contract benefits are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred and have future benefits to be paid. Policy reserves equal the present value of the difference between future policy benefits and expenses and future premiums, allowing a margin for profit. These reserves are applicable for the majority of the Company’s business, which is traditional non-interest sensitive in nature. The claim payments are estimated using assumptions established when the policy was issued. Generally accepted accounting principles require that these assumptions not be subsequently modified unless the policy reserves are determined to be inadequate. Throughout the life of the policy, the reserve is based on the original assumptions used for the policy’s issue year.

A claim reserve is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company. Policy reserves for a particular policy continue to be maintained after a claim reserve has been established. Claim reserves generally equal the Company’s estimate, at the current reporting period, of the present value of the liability for future benefits to be paid on a claim. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience as to claim duration as well as the specific circumstances of the claimant such as benefits available under the policy, the covered benefit period and the age and occupation of the claimant. Consideration is given to historical trends in the Company’s experience and to expected deviations from historical experience that result from changes in benefits available, changes in the Company’s risk management policies and procedures, and other economic, environmental, or societal factors. Reserves for claims that are estimated to have already been incurred but that have not yet been reported to the Company are based on factors such as historical claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors impacting claim experience change. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves provide the Company’s current estimate of adequate and reasonable provision for future benefits. This review includes the determination of a range of reasonable estimates within which the reserve must fall.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 94 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies. The estimated premium income in the early years of the amortization period is higher than in the later years due to anticipated policy lapses, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted annually to reflect the actual policy lapse experience as compared to the anticipated experience. The Company will experience increased amortization if policies terminate earlier than projected.

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

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates recoverability of principal and interest, market conditions, relevant industry conditions and trends, rating agency actions, offering prices, trends of earnings, and other key measures for the related security. When a decline in value is determined to be other than temporary, the Company recognizes an impairment loss in the current period results to the extent of the decline in value.

Private placement fixed maturity securities with a carrying value of approximately $3.9 billion, or 16.1 percent of total fixed maturity securities at March 31, 2002, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. All such investments are classified as available for sale. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa by major credit rating organizations.

As of March 31, 2002, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.84 percent for five-year maturities to 5.80 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.
•	Current Baa corporate bond spreads ranging from 1.45 percent to 2.30 percent plus an additional 20 basis points were added to the risk free rate to consider the lack of liquidity.
•	An additional ten basis points were added to the risk free rates for foreign investments.
•	Additional basis points were added as deemed appropriate for securities in certain industries that are considered to be of greater risk.

Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Reinsurance Receivable

Reinsurance is a contractual agreement whereby the Company’s reinsurance partners assume a defined portion of the risk for future benefits payable under reinsurance contracts. The reinsurance receivable reported as an asset in the Company’s consolidated statements of financial condition includes amounts due from the Company’s reinsurers on current claims and estimates of amounts that will be due on future claims. Policy reserves and claim reserves reported in the Company’s consolidated statements of financial condition are not reduced for reinsurance. The reinsurance receivable is generally equal to the policy reserves and claim reserves related to the risk being reinsured. The Company reduces the reinsurance receivable if recovery is not likely due to the financial position of the reinsurer or if there is disagreement between the Company and the reinsurer regarding the liability of the reinsurer.

Consolidated Operating Results

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$1,825.5	4.5%	$1,746.9
Net Investment Income	499.8	1.1	494.5
Other Income	90.9	(9.7)	100.7

Total	2,416.2	3.2	2,342.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,587.5	4.6	1,518.1
Commissions	214.0	7.6	198.9
Interest and Debt Expense	38.4	(10.3)	42.8
Deferral of Policy Acquisition Costs	(173.7)	(3.0)	(179.0)
Amortization of Deferred Policy Acquisition Costs	110.8	(3.7)	115.1
Amortization of Value of Business Acquired	10.3	(16.9)	12.4
Amortization of Goodwill	—	N.M.	5.3
Operating Expenses	407.5	1.4	401.8

Total	2,194.8	3.8	2,115.4

Income Before Federal Income Tax and Net Realized Investment Loss	221.4	(2.3)	226.7
Federal Income Tax	70.3	60.1	43.9

Income Before Net Realized Investment Loss	151.1	(17.3)	182.8
Net Realized Investment Loss	(77.3)	N.M.	(0.8)

Net Income	$73.8	(59.5)	$182.0

N.M. = not a meaningful percentage

During the first quarter of 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis. This acquisition should strengthen and broaden the Company’s Internet-based benefits services currently offered to brokers and employers.

During the first quarter of 2001, the Company recognized a tax benefit of approximately $35.2 million related to its investment in the foreign reinsurance operations.

In the following discussion of operating results by segment, “revenue” includes premium income, net investment income, and other income. “Income” excludes net realized investment gains and losses and federal income tax.

Employee Benefits Segment Operating Results

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income
Group Long-term Disability	$568.4	8.0%	$526.5
Group Short-term Disability	148.0	8.1	136.9
Group Life	354.6	11.2	319.0
Accidental Death & Dismemberment	53.9	3.7	52.0
Group Long-term Care	23.0	23.7	18.6

Total Premium Income	1,147.9	9.0	1,053.0
Net Investment Income	197.6	7.3	184.2
Other Income	51.9	23.9	41.9

Total	1,397.4	9.2	1,279.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	939.2	10.0	853.7
Commissions	94.5	11.4	84.8
Deferral of Policy Acquisition Costs	(68.1)	(12.7)	(78.0)
Amortization of Deferred Policy Acquisition Costs	49.1	(4.1)	51.2
Amortization of Value of Business Acquired	0.5	—	0.5
Operating Expenses	249.7	8.0	231.1

Total	1,264.9	10.6	1,143.3

Income Before Federal Income Tax and Net Realized Investment Loss	$132.5	(2.4)	$135.8

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The Company has adjusted its focus within the Employee Benefits segment to integrated selling that combines long-term disability, short-term disability, and group life products. During the first quarter of 2002, 27 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 28 percent and 32 percent for the full year 2001 and 2000, respectively.

Sales for Employee Benefits, on both a submitted and effective date basis, are reported in the following chart. Administrative services only (ASO) premium equivalents are now reported separately for short-term disability as the Company begins to emphasize more ASO and self-insured business in the large case short-term disability market. Certain other prior year amounts have been reclassified to conform to current year reporting.

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Sales—Submitted Date Basis
Group Long-term Disability	$79.3	13.6%	$69.8
Group Short-term Disability
Fully Insured	36.5	34.2	27.2
ASO Premium Equivalent	12.0	100.0	6.0
Group Life	53.3	16.9	45.6
Accidental Death & Dismemberment	9.9	—	9.9
Group Long-term Care	4.7	67.9	2.8

Total	$195.7	21.3	$161.3

Sales—Effective Date Basis
Group Long-term Disability	$209.4	28.8%	$162.6
Group Short-term Disability
Fully Insured	88.7	4.1	85.2
ASO Premium Equivalent	65.7	116.1	30.4
Group Life	186.2	(4.8)	195.5
Accidental Death & Dismemberment	25.4	3.7	24.5
Group Long-term Care	8.9	29.0	6.9

Total	$584.3	15.7	$505.1

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. The Company implemented a number of initiatives throughout 2000 which helped maintain the sales momentum achieved during the last half of 2000 and continuing into 2001, including targeted incentive plans, organizational changes to create a greater focus on the customer, and enhanced communication with producers. In order to give the appropriate focus to the Company’s primary business markets, the Company has national practice groups that focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company’s sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that these actions will continue to favorably impact sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth.

The Company monitors persistency and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency during the first quarter of 2002 for group long-term and short-term disability improved from that experienced in the first quarter and full year 2001, but the persistency for group life and accidental death and dismemberment, while slightly favorable to the first quarter of 2001, was unfavorable to the full year 2001 persistency. Persistency for all lines was unfavorable for certain issue years when compared to the persistency expected at the time the business was written, resulting in additional amortization of $9.5 million for the first quarter of 2002, an improvement over the $20.3 million reported for the comparable period of 2001. It is expected that persistency for the foreseeable future may continue to be lower than historical levels, particularly in certain issue years. The Company’s 2001 renewal program was generally successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will emerge throughout 2002. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $43.0 million in the first quarter of 2002 compared to $35.7 million in the first quarter of 2001. Income was $4.2 million and $3.3 million for the first quarter of 2002 and 2001, respectively.

Group Disability

Group disability reported income of $87.0 million for the first quarter of 2002 compared to $86.6 million for the first quarter of 2001. Revenue was $881.2 million in the first quarter of 2002 compared to $815.5 million in the first quarter of 2001, primarily due to an 8.0 percent increase in premium income and a 6.8 percent increase in net investment income. The premium income increase was driven by the 2001 sales growth.

First quarter 2002 income was negatively impacted by slight increases in the benefit ratio and the ratios for commissions and operating expenses relative to the first quarter of 2001. The first quarter 2002 results include $3.9 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced relative to that which was expected when the policies were issued, particularly on more recently issued business with higher remaining deferred acquisition cost balances. The additional amortization for the first quarter of 2001 was $12.0 million.

A critical part of the Company’s strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company has implemented pricing changes in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Persistency during the first quarter of 2002 on the overall block of group disability improved over 2001, with long-term disability persistency at 86.6 percent compared to 83.7 percent in the first quarter of 2001 and 84.9 percent for the full year. Short-term disability persistency was at 83.4 percent versus 81.5 percent in the first quarter of 2001 and 82.1 percent for the year 2001. Excluding the effects of cases that transferred from fully insured to ASO, short-term disability persistency would have been 85.7 percent for the first quarter of 2002.

Claim recovery rates for group long-term disability in the first quarter of 2002 were lower than full year 2001, but continued to be above historical levels. Both submitted and paid claim incidence for group long-term disability increased over the fourth quarter of 2001 as well as the first quarter of 2001, with increases attributable to industries impacted by the weaker economy, primarily manufacturing and wholesale/retail trade.

In short-term disability, paid claim incidence was up slightly from the fourth quarter of 2001, as seasonally expected, but was down relative to the first quarter of 2001. The average weekly indemnity and premium per life continued to increase, but the growth in premium per life was greater than the growth in the average weekly indemnity. The average claim duration for short-term disability was below the fourth quarter as well as the first quarter of 2001.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s business. Components of claims experience, including but not limited to, incidence levels and claims duration, may be worse than expected. Management monitors claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. Given the competitive market conditions for the Company’s disability products, it is uncertain whether pricing actions can entirely mitigate the effect.

The Company, similar to all financial institutions, has some exposure if a severe and prolonged recession occurs, but management believes that the Company is well positioned if a weaker economy were to occur. Many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. The Company has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry. Because of improvements made in the claims organization in recent years, the Company believes it can respond to increased levels of submitted claims which might result from a further slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported income of $41.3 million in the first quarter of 2002 compared to $45.9 million in the first quarter of 2001. Revenue was $473.2 million, a 10.6 percent increase over the first quarter of 2001 due to increases in premium income and net investment income. Premium growth was attributable to strong sales results in 2001 and overall improvements in persistency throughout 2001 relative to recent experience. Persistency for group life was 81.4 percent for the first quarter of 2002, 81.2 percent for the first quarter of 2001, and 84.6 percent for the full year 2001. For accidental death and dismemberment, persistency was 81.6 percent and 81.5 percent for the first quarter of 2002 and 2001, respectively, and 83.0 percent for the full year 2001.

The 10.0 percent decline in income for the first quarter of 2002 relative to the comparable prior year quarter was due to an increase in the benefit ratio, primarily resulting from adverse experience in the group life product line. Group life reported an increase in the benefit ratio in 2002 compared to the prior year first quarter. Submitted and paid claim incidence increased over the fourth quarter of 2001, as seasonally expected, but the submitted incidence was down slightly from the first quarter of 2001. Paid incidence was higher than each of the prior year’s quarters. The average paid claim size was down from the fourth quarter of 2001 and fairly constant with the first quarter of last year, although still high relative to historical levels. Waiver incidence, while improved over the fourth quarter of 2001, was higher than the first three quarters of 2001. Waiver recovery rates continued to increase.

The Company is implementing several actions in the group life line of business, including tighter underwriting guidelines and pricing changes, and is developing case specific remedial plans for under performing business. The Company believes these actions will improve profitability in group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of these actions, it is expected that the sales growth rate in this business may slow from that experienced in recent years.

The 2002 benefit ratio for accidental death and dismemberment was lower than both the fourth quarter and first quarter of 2001, primarily as a result of a decrease in paid incidence and claim size. Group long-term care reported a decrease in the benefit ratio for the first quarter of 2002 compared to the fourth quarter of 2001 and only a slight increase over the first quarter of 2001. The incidence rates for both submitted and paid claims increased over the prior year first quarter, and paid incidence was also higher than the fourth quarter of 2001, but the claim recovery rate was above the rate for the fourth quarter and comparable period last year.

The amortization of deferred policy acquisition costs for the first quarter of 2002 includes $5.6 million of additional amortization due to the higher level of terminations for group life products experienced during the first quarter of 2002 than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in issue years 1998 and 1999. The first quarter of 2001 included $8.3 million of additional amortization, with the unfavorable variance of actual to expected terminations occurring primarily in the group life product line.

Individual Segment Operating Results

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income
Individual Disability	$410.9	(2.6)%	$422.0
Individual Long-term Care	52.2	31.5	39.7

Total Premium Income	463.1	0.3	461.7
Net Investment Income	228.8	2.2	223.9
Other Income	13.2	(48.4)	25.6

Total	705.1	(0.9)	711.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	479.2	2.1	469.3
Commissions	70.1	6.4	65.9
Deferral of Policy Acquisition Costs	(54.4)	(2.2)	(55.6)
Amortization of Deferred Policy Acquisition Costs	26.9	5.9	25.4
Amortization of Value of Business Acquired	9.4	(16.8)	11.3
Operating Expenses	105.1	(4.5)	110.0

Total	636.3	1.6	626.3

Income Before Federal Income Tax and Net Realized Investment Loss	$68.8	(19.0)	$84.9

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $28.9 million in the first quarter of 2002 compared to $28.7 million in the first quarter of 2001. Management expects that sales and premium income in the individual disability line will benefit from the focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under “Employee Benefits Segment Operating Results.” The persistency of individual disability business continues to be stable.

Revenue was $643.8 million for the first quarter of 2002 compared to $664.2 million in the same period of 2001. Premium income declined 2.6 percent, and net investment income increased 1.4 percent. Income in the individual disability line of business was $68.4 million in the first quarter of 2002, a decrease of 18.6 percent over the prior year first quarter, but an increase of 12.1 percent when compared to the fourth quarter of 2001. This line reported an increase in the benefit ratio for the first quarter of 2002 compared to the first quarter of 2001, but the ratio was lower than the ratios for the fourth quarter of 2001 and the full year 2001. The interest adjusted loss ratio was 62.4 percent and 61.8 percent for the first quarter of 2002 and 2001, respectively. Submitted claim incidence was higher than each of the four quarters of 2001. Paid incidence was higher than the first two quarters of 2001, but was consistent with the experience of the last two quarters of 2001. The claim recovery rate decreased for the first quarter of 2002 relative to 2001. Individual disability results benefited from an improvement in the operating expense ratio relative to the first quarter of 2001, somewhat offset by a slight increase in the commission ratio.

The overall individual disability results continue to be negatively impacted by the business issued during the mid-1990s and prior years. The interest adjusted loss ratios for later issue years are significantly below the overall ratio of 62.4 percent, even in the more poorly performing market segments and product lines. The business issued in the mid-1990s and prior experienced significantly higher increases in interest adjusted loss ratios during the first quarter of 2002 relative to 2001, with an overall average interest adjusted loss ratio more than double the ratio for the later issue year business. The higher interest adjusted loss ratios on the older business are driven by higher incidence and lower claim recoveries relative to more recently issued business. For the later issue year business, the majority of the market segments experienced an increase in the interest adjusted loss ratios during the first quarter of 2002 compared to 2001, but most of these market segments are still performing within expectations. The improvement in the later issue year business reflects the substantial product, distribution, and underwriting changes made during that time period. As discussed in the 2001 Annual Report on Form 10-K, the Company is reviewing internal and external alternatives, including reinsurance, for improving the overall results in its individual disability line of business, particularly as related to business issued prior to the mid-1990s.

Individual Long-term Care

Revenue for individual long-term care was $61.3 million, a 30.4 percent increase over the first quarter of 2001. Premium income increased $12.5 million for the first quarter of 2002 compared to the same period of 2001, primarily due to new sales growth. New annualized sales for long-term care were $12.0 million for the first quarter of 2002, compared to $11.8 million for the prior year first quarter. Net investment income continues to increase due to the growth in this line of business.

Income in the individual long-term care line of business was $0.4 million for the first quarter of 2002 compared to $0.9 million for the same period of 2001, primarily due to an increase in the benefit ratio. The new claim rate increased over the fourth quarter of 2001 but was flat with the first quarter of 2001. The increase in the new claim rate was driven by both an increase in the number of new claims and an increase in the average size of the claim. The claim recovery rate decreased from both the first and fourth quarters of 2001. The commission and operating expense ratios both improved relative to the first and fourth quarters of 2001.

Voluntary Benefits Segment Operating Results

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$205.3	5.0%	$195.5
Net Investment Income	29.4	(5.8)	31.2
Other Income	2.8	(40.4)	4.7

Total	237.5	2.6	231.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	124.5	5.2	118.4
Commissions	48.3	7.6	44.9
Deferral of Policy Acquisition Costs	(51.1)	12.6	(45.4)
Amortization of Deferred Policy Acquisition Costs	34.7	5.2	33.0
Amortization of Value of Business Acquired	0.4	(33.3)	0.6
Operating Expenses	41.1	4.1	39.5

Total	197.9	3.6	191.0

Income Before Federal Income Tax and Net Realized Investment Loss	$39.6	(2.0)	$40.4

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $237.5 million in the first quarter of 2002 from $231.4 million in the first quarter of 2001 due to an increase in premium income in the disability and life product lines. The increase was attributable to sales growth and favorable persistency. New annualized sales for the first quarter of 2002 were $81.4 million, compared to $66.0 million for the comparable prior year period. Management continues its efforts to increase sales through the sales initiatives discussed under “Employee Benefits Segment Operating Results.”

Income for the first quarter of 2002 was $39.6 million compared to $40.4 million in the first quarter of 2001. The overall benefit ratio for this segment was unchanged from the first quarter of 2001 and lower than the fourth quarter of 2001. The life product line reported an increase in the benefit ratio compared to the first quarter of 2001, but was significantly lower than the fourth quarter. The disability product line benefit ratio was essentially flat with the fourth quarter of 2001, but was above the level of the first quarter. The individual short-term disability product reported an increase in claim incidence and average claim duration as well as the average indemnity relative to the first quarter of 2001.

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by the Company’s subsidiary, Colonial Life & Accident Insurance Company. The transaction closed during the fourth quarter with an effective date of November 1, 2001. The Company ceded approximately $113.6 million of reserves to the reinsurer. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded. The Company will continue to market its other cancer products. Premium income for the cancer product line declined when compared to the first quarter of 2001, as expected, due to this transaction. The benefit ratio also decreased relative to the prior year.

Other Segment Operating Results

	Three Months Ended March 31
	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$9.2	(74.9)%	$36.7
Net Investment Income	42.4	(20.2)	53.1
Other Income	9.0	(52.1)	18.8

Total	60.6	(44.2)	108.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	44.6	(41.9)	76.7
Operating Expenses	6.5	(69.5)	21.3

Total	51.1	(47.9)	98.0

Income Before Federal Income Tax and Net Realized Investment Loss	$9.5	(10.4)	$10.6

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

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During 1999, the Company concluded that these operations were not solidly aligned with the Company’s strength in the disability insurance market and decided to exit these operations through a combination of a sale, reinsurance, and/or placing certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company’s risk participation in these facilities. The Company also decided to discontinue its London accident reinsurance pool participation beginning in year 2000. With respect to Lloyd’s, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd’s underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd’s reinsurance syndicates.

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001.

The reinsurance pools and management operations reported a breakeven in the first quarter of 2002 compared to a loss of $1.0 million for the comparable period of 2001. Premium income was $2.9 million compared to $25.8 million in the first quarter of 2001. The premium income decline will continue as the Company exits from this business.

Other

Individual life and corporate-owned life, group pension, individual annuities, and other lines of business had revenue of $52.0 million and $60.0 million in the first quarter of 2002 and 2001, respectively. Income was $9.5 million for the first quarter of 2002 and $11.6 million for the comparable period of 2001. Decreases in revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

Revenue in the Corporate segment was $15.6 million in the first quarter of 2002 and $11.8 million in the first quarter of 2001. This segment reported a loss of $29.0 million in the first quarter compared to a loss of $45.0 million in the first quarter of 2001. Interest and debt expense was $38.4 million and $42.8 million in the first quarter of 2002 and 2001, respectively. During 2001, the amortization of goodwill was $5.3 million in the first quarter. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provision of SFAS 142 effective January 1, 2002. See Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein for further discussion.

Investments

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios, which support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations and to maximize investment returns, subject to constraints of quality, liquidity, diversification, and regulatory considerations.

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, first quarter 2002 net investment income increased 3.6 percent over the previous year first quarter. The overall yield in the portfolio remains relatively stable at 7.94 percent as of March 31, 2002, compared to 8.02 percent and 8.06 percent at the end of 2001 and 2000, respectively. The Company is actively marketing its real estate investments and presently evaluating the possible sale of all or a portion of the mortgage loan portfolio for replacement with longer duration securities.

The Company reported a before-tax net realized investment loss of $118.3 million in the first quarter of 2002. The loss was the net of gains of $107.5 million and losses of $225.8 million, including write-downs of $225.7 million on fixed maturity securities. These write-downs were recognized as a result of management’s determination that the value of certain fixed maturity securities had other than temporarily declined during the first quarter of 2002 and due to further declines in the values of fixed maturity securities that had initially been written down in prior quarters. Approximately 52 percent of the losses occurred in the telecommunications sector.

The net unrealized gain (loss) on securities and cash flow hedges included in the accumulated other comprehensive income (loss) component of stockholders’ equity was $(105.1) million and $139.1 million as of March 31, 2002 and December 31, 2001, respectively. The decline is primarily attributable to the interaction between interest rate movements in the benchmark U.S. Treasury Bond and the overall duration of the Company’s financial and derivative instruments. The 10-year and 30-year benchmark U.S. Treasury Bonds increased 0.35 percent and 0.33 percent, respectively, during the first quarter of 2002. Duration is an indicator of the price sensitivity of financial and derivative instruments to changes in interest rates. The overall duration of the Company’s financial and derivative instruments was 8.11 years as of March 31, 2002, which creates a greater sensitivity to changes in interest rates than a shorter duration portfolio. As disclosed in Item 7A of the Company’s 2001 Annual Report on Form 10-K, assuming an immediate 1.00 percent increase in interest rates from year end levels, the net hypothetical decrease in accumulated other comprehensive income (loss) related to financial and derivative instruments was estimated to be $800.0 million.

The following table provides the distribution of invested assets for the periods indicated. Policy loans are reported on a gross basis in the statements of financial condition contained herein in Item 1 and in the table below. Policy loans of $2.4 billion and $2.3 billion were ceded as of March 31, 2002 and December 31, 2001, respectively, and the investment income thereon is no longer included in income.

	March 31 2002	December 31 2001
Investment-Grade Fixed Maturity Securities	77.9%	78.1%
Below-Investment-Grade Fixed Maturity Securities	8.2	8.0
Equity Securities	—	0.1
Mortgage Loans	3.2	3.3
Real Estate	0.1	0.2
Policy Loans	9.3	8.9
Other Invested Assets	1.3	1.4

Total	100.0%	100.0%

Fixed Maturity Securities

The Company’s investment in mortgage-backed securities was approximately $4.2 billion and $3.8 billion on an amortized cost basis at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the mortgage-backed securities had an average life of 10.5 years and effective duration of 9.4 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at March 31, 2002, was $2,308.3 million, representing 9.0 percent of invested assets excluding ceded policy loans, below the Company’s internal limit of 10.0 percent of invested assets for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,261.7 million at December 31, 2001, representing 8.7 percent of invested assets. The comparative increase resulted from downgrades of existing securities that were previously investment grade rather than the purchase of additional below-investment-grade securities.

Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades may occur throughout 2002, with resulting realized investment losses. The Company does not anticipate any liquidity problem caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has investments in four special purpose entities whose purposes are to support the Company’s investment objectives. These entities are for asset collateralization and contain specific investment securities that do not include the Company’s common stock or debt. These investments are described as follows:

During 2001, the Company invested in two special purpose entity trusts that have underlying assets consisting of unrelated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and were reported at fair value in the condensed consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of these investments were $50.7 million and $59.0 million, respectively, at March 31, 2002 and $50.5 million and $58.1 million at December 31, 2001.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of this investment was $16.9 million and $30.9 million, respectively, at Match 31, 2002, and $20.4 million and $46.0 million at December 31, 2001.

At March 31, 2002, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets, which are based on quoted market prices as well as the limited partnership capital balances. The fair value and amortized cost of this investment was $115.0 million and $124.3 million, respectively, at March 31, 2002, and $113.6 million and $122.6 million at December 31, 2001. At March 31, 2002, the Company had capital commitments of $18.3 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $894.7 million and $941.2 million at March 31, 2002 and December 31, 2001, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. No new mortgage loans were added to the Company’s investment portfolio during the first quarter of 2002. For the years 2001 and 2000, the only additions were related to two purchase money mortgages associated with the sale of real estate.

At March 31, 2002 and December 31, 2001, impaired loans totaled $13.1 million. Included in the impaired mortgage loans were $6.4 million of loans which had a related, specific investment valuation allowance of $2.4 million and $6.7 million of loans which had no related, specific allowance. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $5.6 million and $5.7 million at March 31, 2002 and December 31, 2001, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the first quarter of 2002 and all of 2001.

Real estate was $38.0 million and $51.8 million at March 31, 2002 and December 31, 2001, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $7.6 million at March 31, 2002 and December 31, 2001.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management’s 2001 reviews of the overall mortgage loan portfolio and based on management’s expectations that delinquencies and problem loans would remain low, the valuation allowance on mortgage loans was reduced $10.5 million during 2001. The real estate valuation allowance was reduced $5.7 million during 2001 in conjunction with the sale of the associated property. No changes were made to the allowances during the first quarter of 2002. At March 31, 2002, the balance in the valuation allowances for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company’s exposure to non-current investments totaled $238.7 million at March 31, 2002 and $176.7 million at December 31, 2001, or 0.9 percent and 0.7 percent, respectively, of invested assets excluding ceded policy loans. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company has an investment program wherein it simultaneously enters into repurchase transactions and reverse repurchase transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions are with the same party and include a right of offset. As of March 31, 2002, the Company had $492.2 million face value of these contracts in an open position that were offset.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first quarter of 2002 involved current and forward interest rate swaps, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $207.3 million for the three months ended March 31, 2002, as compared to $345.1 million and for the comparable period of 2000.

The Company’s source of cash could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner.

At March 31, 2002, the Company had short-term and long-term debt totaling $162.4 million and $2,005.8 million, respectively. The debt to total capital ratio was 29.7 percent at March 31, 2002 compared to 29.8 percent at December 31, 2001 and 30.0 percent at March 31, 2001. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer-term securities.

During 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. This early redemption is expected to lower the Company’s financing costs in 2002 through the use of commercial paper available at lower interest rates. The early extinguishment of debt resulted in a fourth quarter of 2001 write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities. The extraordinary loss, net of a $1.6 million tax benefit, was $2.9 million.

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The new facilities are available for general corporate purposes, including support of the Company’s $1.0 billion commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries. The Company is in compliance with all covenants of the credit facilities with the exception of the limitation on debt relative to the consolidated statutory earnings of the company’s insurance subsidiaries for which it has received a waiver for the first quarter of 2002. The Company anticipates that statutory earnings will return to historical levels in the second quarter of 2002. The 364-day portion of the credit facilities was renewed as of October 30, 2001. At March 31, 2002, approximately $400.8 million was available for additional financing under the Company’s revolving credit facilities.

During 2000, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In March 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. Contingent upon market conditions and corporate needs, remaining funding under the shelf registration will be used to refinance debt on a longer-term basis and/or to fund other corporate needs.

During 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes were used to refinance other short-term debt and had a weighted average interest rate of 7.52 percent during the first quarter of 2001. The notes matured in April 2001.

Contractual debt and Company-obligated mandatorily redeemable preferred securities commitments at March 31, 2002 are as follows (in millions of dollars):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Short-term Debt	$162.4	$162.4	$—	$—	$—
Long-term Debt	2,005.8	471.8	247.0	—	1,287.0
Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	—	—	—	300.0

Total	$2,468.2	$634.2	$247.0	$—	$1,587.0

Commercial paper debt of $471.8 million was classified as long-term at March 31, 2002 because the Company has the ability through the senior revolving credit facilities to convert this obligation into long-term debt. The Company intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper debt with long-term debt issued under the current shelf registration statement.

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2005 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement was $258.8 million at December 31, 2001, with no annual payment expected to exceed $69.9 million.

As previously discussed, at March 31, 2002, the Company had capital commitments of $18.3 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $36.9 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

Ratings

Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s), Fitch, Inc. (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. If the Company were to experience negative operating trends, it could result in a downgrade of the current ratings, which might impact the Company’s ability to sell and retain its business.

The table below reflects the current debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best
UnumProvident Corporation
Senior Debt	A- (Strong)	Baa1 (Medium Grade)	A- (High Credit Quality)	a- (Strong)
Commercial Paper	A- 2 (Good)	Prime-2 (Strong Ability)	F2 (Good Credit Quality)	AMB-2 (Acceptable)
U.S. Insurance Subsidiaries
Provident Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A (Excellent)
Unum Life of America	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
First Unum Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Colonial Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Paul Revere Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Paul Revere Variable	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2001. During the first three months of 2002, there was no substantive change to the Company’s market risk or the management of such risk.

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

Exhibit	12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

Exhibit	12.2 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit	15 Letter re: Unaudited interim financial information

(b)  Reports on Form 8-K

Form	8-K filed on February 11, 2002 reporting fourth quarter 2001 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation (Registrant)

Date: May 13, 2002	/s/ J. Harold Chandler
J. Harold Chandler Chairman, President, and Chief Executive Officer

Date: May 13, 2002	/s/ Thomas R. Watjen
Thomas R. Watjen Executive Vice President, Finance and Risk Management