Form 10-Q
period 2002-06-30
UNUMPROVIDENT CORP
filed 2002-08-13
CIK 5513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

Commission file number 1-11834

UnumProvident Corporation
(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
Common stock, $0.10 par value	241,387,655

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

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Item 1.     FINANCIAL STATEMENTS

	June 30 2002	December 31 2001
	(Unaudited)
	(in millions of dollars)
Assets
Investments
Fixed Maturity Securities	$24,944.3	$24,393.0
Equity Securities	8.1	10.9
Mortgage Loans	726.7	941.2
Real Estate	37.5	51.8
Policy Loans	2,614.0	2,517.0
Short-term Investments	220.9	379.7
Other Investments	34.7	30.4

Total Investments	28,586.2	28,324.0

Cash and Bank Deposits	95.4	123.9
Accounts and Premiums Receivable	2,382.1	1,789.4
Reinsurance Receivable	6,176.5	6,224.0
Accrued Investment Income	578.0	601.3
Deferred Policy Acquisition Costs	2,828.7	2,674.8
Value of Business Acquired	525.0	542.2
Goodwill	666.8	674.7
Other Assets	1,482.8	1,445.3
Separate Account Assets	34.5	43.1

Total Assets	$43,356.0	$42,442.7

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

	June 30	December 31
	2002	2001
	(Unaudited)
	(in millions of dollars)
Liabilities and Stockholders’ Equity
Policy and Contract Benefits	$1,931.9	$1,926.1
Reserves for Future Policy and Contract Benefits and Unearned Premiums	28,234.4	27,511.2
Other Policyholders’ Funds	2,550.6	2,542.5
Federal Income Tax	642.9	528.9
Short-term Debt	35.0	161.8
Long-term Debt	2,132.8	2,004.2
Other Liabilities	1,357.9	1,485.0
Separate Account Liabilities	34.5	43.1

Total Liabilities	36,920.0	36,202.8

Commitments and Contingent Liabilities—Note 6

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 243,338,750 and 242,394,996 shares	24.3	24.2
Additional Paid-in Capital	1,082.8	1,064.1
Accumulated Other Comprehensive Income	177.9	48.0
Retained Earnings	4,908.2	4,816.3
Treasury Stock at Cost: 1,951,095 and 176,295 shares	(54.2)	(9.2)
Deferred Compensation	(3.0)	(3.5)

Total Stockholders’ Equity	6,136.0	5,939.9

Total Liabilities and Stockholders’ Equity	$43,356.0	$42,442.7

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,865.5	$1,769.8	$3,691.0	$3,516.7
Net Investment Income	515.2	500.0	1,015.0	994.5
Net Realized Investment Loss	(85.8)	(1.5)	(204.1)	(2.7)
Other Income	105.3	94.7	196.2	195.4

Total Revenue	2,400.2	2,363.0	4,698.1	4,703.9

Benefits and Expenses
Policyholder Benefits	1,648.8	1,571.2	3,236.3	3,089.3
Commissions	219.5	196.4	433.5	395.3
Interest and Debt Expense	38.7	44.2	77.1	87.0
Deferral of Policy Acquisition Costs	(182.4)	(164.7)	(356.1)	(343.7)
Amortization of Deferred Policy Acquisition Costs	102.8	95.6	213.6	210.7
Amortization of Value of Business Acquired and Goodwill	11.1	18.1	21.4	35.8
Other Operating Expenses	415.1	391.3	822.6	793.1

Total Benefits and Expenses	2,253.6	2,152.1	4,448.4	4,267.5

Income Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	146.6	210.9	249.7	436.4
Federal Income Tax	49.8	64.8	79.1	108.3

Income Before Cumulative Effect of Accounting Principle Change	96.8	146.1	170.6	328.1
Cumulative Effect of Accounting Principle Change	—	—	(7.1)	—

Net Income	$96.8	$146.1	$163.5	$328.1

Earnings Per Common Share
Basic
Income Before Cumulative Effect of Accounting Principle Change	$0.40	$0.60	$0.70	$1.36
Net Income	$0.40	$0.60	$0.67	$1.36

Assuming Dilution
Income Before Cumulative Effect of Accounting Principle Change	$0.40	$0.60	$0.70	$1.35
Net Income	$0.40	$0.60	$0.67	$1.35

Dividends Paid Per Common Share	$0.1475	$0.1475	$0.2950	$0.2950

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2000	$24.1	$1,040.2	$140.7	$4,379.7	$(9.2)	$—	$5,575.5

Comprehensive Income, Net of Tax
Net Income				328.1			328.1
Change in Net Unrealized
Gain on Securities			(91.2)				(91.2)
Change in Net Gain on Cash
Flow Hedges			(15.2)				(15.2)
Change in Foreign Currency Translation Adjustment			13.4				13.4

Total Comprehensive Income							235.1

Common Stock Activity	0.1	16.6				(4.0)	12.7
Dividends to Stockholders				(71.1)			(71.1)

Balance at June 30, 2001	$24.2	$1,056.8	$47.7	$4,636.7	$(9.2)	$(4.0)	$5,752.2

Balance at December 31, 2001	$24.2	$1,064.1	$48.0	$4,816.3	$(9.2)	$(3.5)	$5,939.9

Comprehensive Income, Net of Tax
Net Income				163.5			163.5
Change in Net Unrealized
Gain on Securities			122.5				122.5
Change in Net Gain on Cash
Flow Hedges			(16.5)				(16.5)
Change in Foreign Currency
Translation Adjustment			23.9				23.9

Total Comprehensive Income							293.4

Common Stock Activity	0.1	18.7			(45.0)	0.5	(25.7)
Dividends to Stockholders				(71.6)			(71.6)

Balance at June 30, 2002	$24.3	$1,082.8	$177.9	$4,908.2	$(54.2)	$(3.0)	$6,136.0

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2002	2001
	(in millions of dollars)
Net Cash Provided by Operating Activities	$818.5	$817.9

Cash Flows from Investing Activities
Proceeds from Sales of Investments	2,588.5	1,361.0
Proceeds from Maturities of Investments	692.3	576.7
Purchase of Investments	(4,174.8)	(2,766.9)
Net Sales of Short-term Investments	160.3	76.7
Acquisition of Business	(2.8)	(10.2)
Other	(11.0)	(24.5)

Net Cash Used by Investing Activities	(747.5)	(787.2)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	4.3	6.1
Maturities and Benefit Payments from Policyholder Accounts	(8.6)	(12.1)
Net Short-term Debt and Commercial Paper Repayments	(398.2)	(553.5)
Issuance of Long-term Debt	400.0	575.0
Dividends Paid to Stockholders	(71.6)	(71.1)
Treasury Stock Acquired	(45.0)	—
Other	19.3	12.7

Net Cash Used by Financing Activities	(99.8)	(42.9)

Effect of Foreign Exchange Rate on Cash	0.3	(0.3)

Net Decrease in Cash and Bank Deposits	(28.5)	(12.5)
Cash and Bank Deposits at Beginning of Period	123.9	107.1

Cash and Bank Deposits at End of Period	$95.4	$94.6

See notes to condensed consolidated financial statements.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2002

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2—Changes in Accounting Principles and Accounting Pronouncements Outstanding

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 had no material impact to the Company’s financial position or results of operations.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS 142, the Company is no longer amortizing goodwill but will subject the asset to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. Goodwill impairment is deemed to occur if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally operating segments, as defined in Note 5, or one level below the operating segment if that reporting unit constitutes a business.

The Company completed the required tests during the second quarter of 2002 and determined that the goodwill related to the acquisition of the assets of EmployeeLife.com, now doing business as Benefit America and included in the Other segment, should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a cumulative effect of accounting principle change in the condensed consolidated statements of income. SFAS 142 requires that previously reported 2002 first quarter net income be restated to reflect the charge in the first interim period after the initial application of SFAS 142. Accordingly, 2002 first quarter net income has been reduced by $7.1 million ($0.03 per common share, basic and assuming dilution) to $66.7 million. Total revenue and income before cumulative effect of accounting principle change were not impacted.

The Company reclassified its January 1, 2002 goodwill asset balance of $663.7 million from the corporate segment to the segments expected to benefit from the originating business combinations. The reclassification increased the Employee Benefits segment and Individual segment assets by $78.2 million and $585.5 million, respectively.

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

June 30, 2002

Note 2—Changes in Accounting Principles and Accounting Pronouncements Outstanding—Continued

Had the amortization of goodwill been excluded from the three and six month periods ended June 30, 2001, income before federal income taxes would have been $216.2 million and $447.0 million, respectively, and net income would have been $151.2 million ($0.62 per common share assuming dilution) and $338.2 million ($1.39 per common share assuming dilution), respectively.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Two accounting models existed for long-lived assets to be disposed of under SFAS 121 and Opinion 30. SFAS 144 represents a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). The Company plans to adopt SFAS 145 effective January 2003 as required. Adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3—Stockholders’ Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

During the second quarter of 2002, the Company’s board of directors authorized a common stock repurchase program of up to $100.0 million over the next year at prices not to exceed market value. The stock purchases will be used in connection with the Company’s benefit and compensation plans and for other corporate purposes and can be made through the open market or privately negotiated transactions. Under this program, the Company acquired approximately 1.8 million shares of its common stock in the open market during the second quarter at an aggregate cost of approximately $45.0 million.

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	( in millions, except share data)
Numerator
Net Income	$96.8	$146.1	$163.5	$328.1

Denominator (000s)
Weighted Average Common Shares—Basic	242,540.8	241,720.5	242,569.2	241,556.0
Dilutive Securities	1,232.1	2,288.5	1,377.9	2,026.4

Weighted Average Common Shares—Assuming Dilution	243,772.9	244,009.0	243,947.1	243,582.4

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

June 30, 2002

Note 3—Stockholders’ Equity and Earnings Per Common Share—Continued

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Options out-of-the-money approximated 15.7 million and 15.1 million shares for the three and six month periods ended June 30, 2002, respectively, and 7.4 million and 9.7 million shares for the three and six month periods ended June 30, 2001, respectively.

Note 4—Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	June 30	December 31
	2002	2001
	(in millions of dollars)
Net Unrealized Gain on Securities	$183.5	$61.0
Net Gain on Cash Flow Hedges	61.6	78.1
Foreign Currency Translation Adjustment	(67.2)	(91.1)

Accumulated Other Comprehensive Income	$177.9	$48.0

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions of dollars)
Net Income	$96.8	$146.1	$163.5	$328.1

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	466.4	(268.9)	(12.7)	(169.4)
Reclassification Adjustment for Net Realized Investment Loss Included in Net Income	85.8	1.5	204.1	2.7
Cumulative Effect Transition Adjustment for the Adoption of SFAS 133 and SFAS 138	—	—	—	23.2
Change in Net Gain on Cash Flow Hedges	(7.8)	(40.4)	(25.4)	(23.3)
Change in Foreign Currency Translation Adjustment	43.3	24.1	31.8	10.8

	587.7	(283.7)	197.8	(156.0)
Change in Deferred Tax	202.1	(104.0)	67.9	(63.0)

Other Comprehensive Income (Loss)	385.6	(179.7)	129.9	(93.0)

Comprehensive Income (Loss)	$482.4	$(33.6)	$293.4	$235.1

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

June 30, 2002

Note 5—Segment Information

Selected data by segment is as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions of dollars)
Premium Income
Employee Benefits	$1,177.4	$1,080.9	$2,325.3	$2,133.9
Individual	468.2	452.7	931.3	914.4
Voluntary Benefits	208.2	195.7	413.5	391.2
Other	11.7	40.5	20.9	77.2

	1,865.5	1,769.8	3,691.0	3,516.7
Net Investment Income and Other Income
Employee Benefits	255.3	233.6	504.8	459.7
Individual	276.4	251.7	518.4	501.2
Voluntary Benefits	33.3	32.6	65.5	68.5
Other	47.7	67.3	99.1	139.2
Corporate	7.8	9.5	23.4	21.3

	620.5	594.7	1,211.2	1,189.9
Total Revenue (Excluding Net Realized Investment Loss)
Employee Benefits	1,432.7	1,314.5	2,830.1	2,593.6
Individual	744.6	704.4	1,449.7	1,415.6
Voluntary Benefits	241.5	228.3	479.0	459.7
Other	59.4	107.8	120.0	216.4
Corporate	7.8	9.5	23.4	21.3

	2,486.0	2,364.5	4,902.2	4,706.6
Benefits and Expenses
Employee Benefits	1,281.8	1,194.3	2,546.7	2,337.6
Individual	678.0	627.2	1,314.3	1,253.5
Voluntary Benefits	202.0	188.0	399.9	379.0
Other	44.0	91.2	95.1	189.2
Corporate	47.8	51.4	92.4	108.2

	2,253.6	2,152.1	4,448.4	4,267.5
Income (Loss) Before Net Realized Investment Loss, Federal Income Tax, and Cumulative Effect of Accounting Principle Change
Employee Benefits	150.9	120.2	283.4	256.0
Individual	66.6	77.2	135.4	162.1
Voluntary Benefits	39.5	40.3	79.1	80.7
Other	15.4	16.6	24.9	27.2
Corporate	(40.0)	(41.9)	(69.0)	(86.9)

	232.4	212.4	453.8	439.1
Net Realized Investment Loss	(85.8)	(1.5)	(204.1)	(2.7)

Income Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	146.6	210.9	249.7	436.4
Federal Income Tax	49.8	64.8	79.1	108.3

Income Before Cumulative Effect of Accounting Principle Change	96.8	146.1	170.6	328.1
Cumulative Effect of Accounting Principle Change	—	—	(7.1)	—

Net Income	$96.8	$146.1	$163.5	$328.1

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

June 30, 2002

Note 6—Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere. The trial for the independent broker class action commenced in March 2001. In April 2001, the jury returned a complete defense verdict. The court subsequently entered judgement on that verdict. The plaintiffs have not given an indication as to whether or not they will appeal the jury verdict. The plaintiffs have a pending motion seeking a new trial. Notwithstanding the jury verdict, the judge is obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Consumer Protection Act. The bench trial for the alleged violation commenced in October 2001 and concluded in November 2001 with closing briefs submitted to the judge in December 2001 and closing arguments heard in January 2002. A decision is expected at any time.

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers (including the career class action representatives) alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. In June 2001, the first arbitration was heard before a NASD panel and the arbitration panel awarded the plaintiffs $190,000 in compensatory damages with no award for punitive damages, attorney’s fees, or interest. The second arbitration has now been delayed three times at plaintiff’s request. However, a settlement has been reached for 42 of the remaining 47 cases (including the arbitration but excluding the cases of the two career class action representatives). The remaining five sales manager and two career class action representatives claims are without merit and the Company will continue to vigorously defend its position. Management does not expect the settlement amounts and the outstanding suits to materially affect the financial position or results of operations of the Company.

The Company and several of its officers have settled a class action lawsuit filed against them in the United States District Court for the District of Maine. On February 23, 2000, two consolidated amended class action complaints were filed against the Company and several of its officers. The first amended class action complaint asserted a variety of claims under the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who purchased or otherwise acquired stock in the Company or Unum Corporation (Unum) between February 4, 1998 and February 9, 2000. The second amended complaint asserted a variety of claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, on behalf of a putative class of shareholders who exchanged the common stock of Unum or Provident Companies, Inc. (Provident) for the Company’s stock pursuant to the joint proxy/registration statement issued in connection with the merger between Unum and Provident. The complaints alleged that the defendants made false and misleading public statements concerning, among other things, Unum’s and the Company’s reserves for disability insurance and pricing policies, the Company’s merger costs, and the adequacy of the due diligence reviews performed in connection with the

UNUMPROVIDENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

June 30, 2002

Note 6—Commitments and Contingent Liabilities—Continued

merger. The complaints sought money damages on behalf of all persons who purchased or otherwise acquired Company or Unum stock in the class period or who were issued Company stock pursuant to the merger.

In October 2001, the parties reached an agreement to settle the litigation. Under the terms of the settlement, the Company paid $45 million to settle all claims that were or could have been asserted in the litigation by the class, which includes all persons who exchanged the stock of Unum or Provident for the common stock of UnumProvident pursuant to the joint proxy/registration statement or otherwise acquired UnumProvident common stock traceable to the joint proxy/registration statement on or before August 3, 1999, other than the defendants and their officers, directors, affiliates, and subsidiaries. On June 27, 2002, the district court entered an order that, among other things, finally approved the terms of the settlement. On June 28, 2002 the district court entered an Order and Final Judgment that, among other things, dismissed all claims against the defendants with prejudice and released the defendants from all claims that were or could have been asserted in the litigation and barred any member of the class that did not opt out of the settlement from asserting any claims against the defendants arising out of the subject matter of the litigation.

Apart from a $1.0 million deductible, the entire amount paid under the settlement, as well as the attorneys’ fees and expenses incurred by the Company defending the litigation, have been covered under the Company’s insurance policies.

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

Note 7—Other Items

In June 2002, the Company completed two long-term debt offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032, and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. The proceeds were used to refinance existing commercial paper borrowings.

INDEPENDENT AUDITORS’ REVIEW REPORT

Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of stockholders’ equity, and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
August 6, 2002

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

A claim reserve is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company. Policy reserves for a particular policy continue to be maintained after a claim reserve has been established for as long as the policy remains in force. Claim reserves generally equal the Company’s estimate, at the current reporting period, of the present value of the liability for future benefits to be paid on a claim. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience as to claim duration as well as the specific circumstances of the claimant such as benefits available under the policy, the covered benefit period and the age and occupation of the claimant. Consideration is given to historical trends in the Company’s experience and to expected deviations from historical experience that result from changes in benefits available, changes in the Company’s risk management policies and procedures, and other economic, environmental, or societal factors. Reserves for claims that are estimated to have already been incurred but that have not yet been reported to the Company are based on factors such as historical claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors impacting claim experience change. In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves provide the Company’s current estimate of adequate and reasonable provision for future benefits. This review includes the determination of a range of reasonable estimates within which the reserve must fall.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 95 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies. The estimated premium income in the early years of the amortization period is higher than in the later years due to anticipated policy lapses, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted annually to reflect the actual policy lapse experience as compared to the anticipated experience. The Company will experience increased amortization if policies terminate earlier than projected.

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

Private placement fixed maturity securities with a carrying value of approximately $3.9 billion, or 15.7 percent of total fixed maturity securities at June 30, 2002, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. All such investments are classified as available for sale. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa by major credit rating organizations.

As of June 30, 2002, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.03 percent for five-year maturities to 5.51 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 1.48 percent to 3.05 percent plus an additional 20 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for securities in certain industries that are considered to be of greater risk.

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

Consolidated Operating Results

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$1,865.5	5.4%	$1,769.8	$3,691.0	5.0%	$3,516.7
Net Investment Income	515.2	3.0	500.0	1,015.0	2.1	994.5
Other Income	105.3	11.2	94.7	196.2	0.4	195.4

Total	2,486.0	5.1	2,364.5	4,902.2	4.2	4,706.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,648.8	4.9	1,571.2	3,236.3	4.8	3,089.3
Commissions	219.5	11.8	196.4	433.5	9.7	395.3
Interest and Debt Expense	38.7	(12.4)	44.2	77.1	(11.4)	87.0
Deferral of Policy Acquisition Costs	(182.4)	10.7	(164.7)	(356.1)	3.6	(343.7)
Amortization of Deferred Policy Acquisition Costs	102.8	7.5	95.6	213.6	1.4	210.7
Amortization of Value of Business Acquired	11.1	(13.3)	12.8	21.4	(15.1)	25.2
Amortization of Goodwill	—	N.M.	5.3	—	N.M.	10.6
Operating Expenses	415.1	6.1	391.3	822.6	3.7	793.1

Total	2,253.6	4.7	2,152.1	4,448.4	4.2	4,267.5

Income Before Federal Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	232.4	9.4	212.4	453.8	3.3	439.1
Federal Income Tax	79.7	20.6	66.1	150.0	36.4	110.0

Income Before Net Realized Investment Loss and Cumulative Effect of Accounting Principle Change	152.7	4.4	146.3	303.8	(7.7)	329.1
Net Realized Investment Loss	(55.9)	N.M.	(0.2)	(133.2)	N.M.	(1.0)

Income Before Cumulative Effect of Accounting Principle Change	96.8	(33.7)	146.1	170.6	(48.0)	328.1
Cumulative Effect of Accounting Principle Change	—	N.M.	—	(7.1)	N.M.	—

Net Income	$96.8	(33.7)	$146.1	$163.5	(50.2)	$328.1

N.M. = not a meaningful percentage

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. The Company completed the required tests during the second quarter of 2002 and determined the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a cumulative effect of accounting principle change in the condensed consolidated statements of income. Previously reported 2002 first quarter results have been restated to reflect the charge in the first interim period after the initial application of SFAS 142. See Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein for further discussion.

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

In the following discussion of operating results by segment, “revenue” includes premium income, net investment income, and other income. “Income” excludes net realized investment gains and losses, federal income tax, and the cumulative effect of accounting principle change.

Employee Benefits Segment Operating Results

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income
Group Long-term Disability	$576.0	7.3%	$536.8	$1,144.4	7.6%	$1,063.3
Group Short-term Disability	155.2	6.9	145.2	303.2	7.5	282.1
Group Life	366.2	11.9	327.2	720.8	11.5	646.2
Accidental Death & Dismemberment	54.3	6.3	51.1	108.2	4.9	103.1
Group Long-term Care	25.7	24.8	20.6	48.7	24.2	39.2

Total Premium Income	1,177.4	8.9	1,080.9	2,325.3	9.0	2,133.9
Net Investment Income	202.2	7.2	188.6	399.8	7.2	372.8
Other Income	53.1	18.0	45.0	105.0	20.8	86.9

Total	1,432.7	9.0	1,314.5	2,830.1	9.1	2,593.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	953.6	4.5	912.6	1,892.8	7.2	1,766.3
Commissions	98.4	12.5	87.5	192.9	12.0	172.3
Deferral of Policy Acquisition Costs	(72.3)	7.4	(67.3)	(140.4)	(3.4)	(145.3)
Amortization of Deferred Policy Acquisition Costs	42.2	40.7	30.0	91.3	12.4	81.2
Amortization of Value of Business Acquired	0.5	—	0.5	1.0	—	1.0
Operating Expenses	259.4	12.3	231.0	509.1	10.2	462.1

Total	1,281.8	7.3	1,194.3	2,546.7	8.9	2,337.6

Income Before Federal Income Tax and Net Realized Investment Loss	$150.9	25.5	$120.2	$283.4	10.7	$256.0

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The Company has adjusted its focus within the Employee Benefits segment to integrated selling that combines long-term disability, short-term disability, and group life products. During the first six months of 2002, 28 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 28 percent and 32 percent for the full year 2001 and 2000, respectively.

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

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Sales – Submitted Date Basis
Group Long-term Disability	$79.5	8.9%	$73.0	$158.8	11.2%	$142.8
Group Short-term Disability
Fully Insured	26.9	(25.5)	36.1	63.4	0.2	63.3
ASO Premium Equivalent	23.1	38.3	16.7	35.1	54.6	22.7
Group Life	51.8	(47.4)	98.4	105.1	(27.0)	144.0
Accidental Death & Dismemberment	8.5	(29.2)	12.0	18.4	(16.4)	22.0
Group Long-term Care	5.6	—	5.6	10.3	24.1	8.3

Total	$195.4	(19.2)	$241.8	$391.1	(3.0)	$403.1

Sales – Effective Date Basis
Long-term Disability	$67.5	4.3%	$64.7	$276.9	21.8%	$227.3
Short-term Disability
Fully Insured	32.8	21.0	27.1	121.5	8.2	112.3
ASO Premium Equivalent	12.1	(16.0)	14.4	77.8	73.7	44.8
Group Life	41.3	(8.2)	45.0	227.5	(5.4)	240.5
Accidental Death & Dismemberment	8.4	13.5	7.4	33.8	6.3	31.8
Group Long-term Care	4.6	12.2	4.1	13.5	21.6	11.1

Total	$166.7	2.5	$162.7	$751.0	12.5	$667.8

Fully insured sales for short-term disability were down 25.5 percent in the second quarter of 2002 compared to the prior year second quarter due to a 38.3 percent increase in ASO sales. Group life sales for the second quarter of 2002 compare unfavorably to the prior year due to two large group life cases totaling approximately $41.7 million which were sold in the second quarter of 2001. Also contributing to the decline relative to last year is the Company’s strategic decision to focus on selling large case group life as combined coverage with long-term and short-term disability rather than as a stand-alone product. The Company expects that group life sales for the fourth quarter of 2002 will likewise decline relative to the fourth quarter of 2001 due to the magnitude of large case group life policies sold during the prior year period.

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

The Company monitors persistency and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency during the first six months of 2002 for group long-term disability on average improved from that experienced in the comparable period of 2001, but the persistency for group life was unfavorable to the prior year first six months. Persistency for short-term disability, after adjusting for cases transferring from fully insured to ASO, and for accidental death and dismemberment was essentially level with the prior year first six months. Persistency for group long-term and short-term disability, as well as group life, was unfavorable for certain issue years when compared to the persistency expected at the time the business was written, resulting in additional amortization of $4.0 million for the second quarter and $13.5 million for the first six months of 2002, an improvement over the $20.3 million reported for the first six months of 2001. It is expected that persistency for the foreseeable future may continue to be lower than historical levels, particularly in certain issue years. The Company’s renewal programs have generally been successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will continue to emerge. The Company intends to maintain a disciplined approach in the re-

pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This approach may lead to lower profit margins on affected cases than originally planned.

Revenue from the managed disability line of business, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $44.2 million in the second quarter of 2002 compared to $38.4 million in the second quarter of 2001. On a year-to-date basis, revenue was $87.2 million in 2002 and $74.1 million in 2001.

Group Disability

Group disability reported revenue of $899.4 million for the second quarter of 2002 compared to $837.5 million for the second quarter of 2001. For the first six months, revenue was $1,780.6 million in 2002 compared to $1,653.0 million in 2001. Revenue improved due to increases in both premium income and net investment income. The growth in premium income is due to new sales growth in 2001 as well as 2002 and favorable renewal activity on the existing block of business, offset partially by terminations.

Income for group disability was $85.0 million for the second quarter of 2002 compared to $90.4 million for the second quarter of 2001. Group disability reported income of $172.0 million for the six months of 2002 compared to $177.0 million for the same period of 2001.

A critical part of the Company’s strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company has implemented pricing changes in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions. Persistency during the first six months of 2002 on the overall block of group disability improved over 2001, with long-term disability persistency at 85.7 percent compared to 85.2 percent in the first six months of 2001 and 84.9 percent for the full year. Short-term disability persistency for the first six months of 2002 was 80.1 percent versus 81.8 percent in the first six months of 2001 and 82.1 percent for the year 2001. Excluding the effects of cases that transferred from fully insured to ASO, short-term disability persistency was 81.7 percent for the first six months of 2002.

The second quarter 2002 benefit ratio for group disability was slightly lower than the second quarter of 2001 and consistent with the first quarter of 2002. Offsetting this positive impact on income were increases in the ratios for commissions and operating expenses relative to the second quarter of 2001, mitigated somewhat by an increase in the capitalization of deferred acquisition costs. Second quarter 2002 results include $1.4 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced relative to that which was expected when the policies were issued, particularly on more recently issued business with higher remaining deferred acquisition cost balances. No additional amortization was recorded in the second quarter of 2001.

Group long-term disability reported a decrease in the benefit ratio for second quarter versus first quarter 2002, but the ratio was up from the second quarter of the prior year. Both submitted and paid claim incidence for group long-term disability decreased from the first quarter of 2002, but were higher than the second quarter of 2001 and historical levels. Industry segments contributing to the decreased submitted incidence in the second quarter relative to the first include manufacturing and hospitals. Wholesale/retail incidence continued to increase in the second quarter of 2002. Claim recovery rates for group long-term disability in the second quarter of 2002 were below the first quarter of 2002 and lower than full year 2001, but continued to be above historical levels.

For short-term disability, the benefit ratio was lower than the second quarter of 2001 but increased over the first quarter of 2002. Paid claim incidence was up from the first quarter of 2002, above seasonal expectations, and also increased slightly relative to the second quarter of 2001. The average weekly indemnity and premium per life continued to increase as expected, but the growth in premium per life was greater than the growth in the average weekly indemnity compared to the growth level relationships experienced in the second quarter of 2001. The average claim duration for closed short-term disability claims was below the first quarter of 2002 and comparable to the second quarter of 2001.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s business. Components of claims experience, including, but not limited to, incidence levels and claims duration, may be worse than expected. Management monitors claims experience in group disability and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. Given the competitive market conditions for the Company’s disability products, it is uncertain whether pricing actions can entirely mitigate the effect.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported revenue of $489.1 million, an 11.5 percent increase over the second quarter of 2001, due to increases in premium income and net investment income. Income was $61.3 million in the second quarter of 2002 compared to $26.2 million in the second quarter of 2001. For the first six months, these three lines of business reported revenue of $962.3 million compared to $866.5 million for the comparable period of 2001 and income of $102.6 million compared to $72.1 in 2001.

Premium growth was attributable to favorable renewal results, strong sales results in 2001, and overall improvements in persistency throughout 2001 relative to recent experience. Persistency for group life was not as favorable during the first six months of 2002 relative to the prior year, with persistency of 82.8 percent compared to 83.9 percent for the first six months of 2001 and 84.6 percent for the full year 2001. For accidental death and dismemberment, persistency was 83.3 percent and 83.2 percent for the first six months of 2002 and 2001, respectively, and 83.0 percent for the full year 2001. The amortization of deferred policy acquisition costs for the second quarter and six months of 2002 includes $2.6 million and $8.2 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in issue years 1998 through 2000. The first six months of 2001 included $8.3 million of additional amortization, with the unfavorable variance of actual to expected terminations occurring primarily in the group life product line. No additional amortization was reported for the second quarter of 2001.

The increase in income for the second quarter of 2002 relative to the comparable prior year quarter and the first quarter of 2002 was due primarily to improvements in results for group life, attributable to lower benefit ratios and operating expense ratios. Submitted and paid claim incidence both decreased compared to the first quarter of 2002 and are consistent with the second quarter of 2001. The average paid claim size was down from the first quarter of 2002 as well as the second quarter of last year, although still high relative to historical levels. Waiver incidence increased over the first quarter of 2002 and the second quarter of 2001. Waiver recovery rates continued to increase as well.

The 2002 benefit ratio for accidental death and dismemberment was lower than both the first quarter of 2002 and second quarter of 2001. The decrease was the result of a decrease in average paid claim size relative to the first quarter of 2002. Group long-term care reported an increase in the benefit ratio for the second quarter of 2002 compared to the first quarter of 2002 and the second quarter of 2001 due to an increase in the incidence rate for submitted claims and a decrease in the claim recovery rate.

The Company is implementing several actions in the group life line of business, including tighter underwriting guidelines and pricing changes, and is developing case specific remedial plans for under performing business. The Company believes these actions will improve profitability in group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of these actions, it is expected that the sales growth rate in this business may continue to slow from that experienced in recent years.

Individual Segment Operating Results

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income
Individual Disability	$412.4	0.8%	$409.2	$823.3	(1.0)%	$831.2
Individual Long-term Care	55.8	28.3	43.5	108.0	29.8	83.2

Total Premium Income	468.2	3.4	452.7	931.3	1.8	914.4
Net Investment Income	240.7	7.1	224.8	469.5	4.6	448.7
Other Income	35.7	32.7	26.9	48.9	(6.9)	52.5

Total	744.6	5.7	704.4	1,449.7	2.4	1,415.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	531.2	12.3	473.0	1,010.4	7.2	942.3
Commissions	68.5	10.0	62.3	138.6	8.1	128.2
Deferral of Policy Acquisition Costs	(55.1)	2.2	(53.9)	(109.5)	—	(109.5)
Amortization of Deferred Policy Acquisition Costs	25.3	(3.8)	26.3	52.2	1.0	51.7
Amortization of Value of Business Acquired	10.2	(13.6)	11.8	19.6	(15.2)	23.1
Operating Expenses	97.9	(9.1)	107.7	203.0	(6.8)	217.7

Total	678.0	8.1	627.2	1,314.3	4.9	1,253.5

Income Before Federal Income Tax and Net Realized Investment Loss	$66.6	(13.7)	$77.2	$135.4	(16.5)	$162.1

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $37.8 million in the second quarter of 2002, down slightly when compared to $39.0 million in the second quarter of 2001. On a year-to-date basis, new annualized sales were $66.7 million in 2002 and $67.7 million in 2001. Management expects that sales in the individual disability line should benefit from the focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under “Employee Benefits Segment Operating Results.” The persistency of existing individual disability business continues to be stable.

Revenue was $679.1 million for the second quarter of 2002 compared to $653.6 million in the same period of 2001. Premium income increased slightly over the prior year second quarter, with sales growth down in 2002 relative to 2001. Net investment income increased 6.3 percent. Income in the individual disability line of business was $66.1 million in the second quarter of 2002 compared to $73.1 million in the second quarter of 2001. This line reported an increase in the benefit ratio for the second quarter of 2002 compared to the second quarter of 2001 and the first quarter of 2002. The interest adjusted loss ratio was 67.5 percent and 61.7 percent for the second quarter of 2002 and 2001, respectively. Submitted claim incidence was lower than the first quarter of 2002 but higher than each of the four quarters of 2001, driven by increased incidence across all market segments of the business. Paid claim incidence was level with the first quarter of 2002, but higher than the second quarter of 2001. The claim recovery rate decreased for the second quarter of 2002 relative to the first quarter of the year and to full year 2001. Individual disability results benefited from an improvement in the operating expense ratio relative to the second quarter of 2001, somewhat offset by a slight increase in the commission ratio.

For the first six months, revenue was $1,322.9 million in 2002 and $1,317.8 million in 2001. Income was $134.5 million in 2002 compared to $157.1 million in 2001. The interest adjusted loss ratio increased to 65.0 percent for the first six months of 2002 compared to 61.7 percent for the comparable prior year period and 63.6 percent for full year 2001.

The overall individual disability results continue to be negatively impacted by the business issued during the mid-1990s and prior years. The interest adjusted loss ratio for recently issued business is significantly below the ratio for the older block, even in the more poorly performing market segments and product lines. The business issued in the mid-1990s and prior experienced a significantly higher increase in the interest adjusted loss ratio during the first six months of 2002 relative to 2001 than did the newer block of business. The higher interest adjusted loss ratio on the older business is driven by higher incidence and lower claim recoveries relative to more recently issued business. For the recently issued business, the majority of market segments experienced increases in the interest adjusted loss ratio during the second quarter of 2002 compared to 2001, but most of these market segments are still performing within expectations. The improvement in recently issued business reflects the substantial product, distribution, and underwriting changes made during that time period. The Company has identified the “Old” individual disability block as those policies in force prior to the substantial changes in product offerings, pricing, distribution, and underwriting. As discussed in the 2001 Annual Report on Form 10-K, the Company is reviewing internal and external alternatives, including reinsurance, for improving the overall results in its individual disability line of business, particularly as related to business issued prior to the mid-1990s.

Individual Long-term Care

Revenue for individual long-term care was $65.5 million, a 28.9 percent increase over the second quarter of 2001. Premium income increased $12.3 million for the second quarter of 2002 compared to the same period of 2001, primarily due to new sales growth. New annualized sales for long-term care were $15.8 million for the second quarter of 2002, compared to $13.7 million for the prior year second quarter. For six months, sales were $27.8 million in 2002 and $25.5 million in 2001. Net investment income continues to increase due to the growth in this line of business.

Income in the individual long-term care line of business decreased to $0.5 million for the second quarter of 2002 compared to $4.1 million for the same period of 2001 due to an increase in the benefit ratio, driven primarily by an increase in active life reserves. The new claim rate decreased from the first quarter of 2002 but was above the second quarter of 2001. The increase in the new claim rate over the prior year second quarter was driven by an increase in the average reserve size of new claims. The claim recovery rate increased from the first quarter of 2002 but was down from the prior year second quarter. The commission and operating expense ratios both improved relative to the second quarter of 2001 but have increased slightly from the first quarter of 2002.

For the first six months, revenue and income in the individual long-term care line of business was $126.8 million and $0.9 million in 2002 compared to $97.8 million and $5.0 million in 2001.

Voluntary Benefits Segment Operating Results

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$208.2	6.4%	$195.7	$413.5	5.7%	$391.2
Net Investment Income	29.5	(3.3)	30.5	58.9	(4.5)	61.7
Other Income	3.8	81.0	2.1	6.6	(2.9)	6.8

Total	241.5	5.8	228.3	479.0	4.2	459.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	127.0	4.8	121.2	251.5	5.0	239.6
Commissions	51.4	18.7	43.3	99.7	13.0	88.2
Deferral of Policy Acquisition Costs	(55.0)	26.7	(43.4)	(106.1)	19.5	(88.8)
Amortization of Deferred Policy Acquisition Costs	35.4	23.8	28.6	70.1	13.8	61.6
Amortization of Value of Business Acquired	0.4	(20.0)	0.5	0.8	(27.3)	1.1
Operating Expenses	42.8	13.2	37.8	83.9	8.5	77.3

Total	202.0	7.4	188.0	399.9	5.5	379.0

Income Before Federal Income Tax and Net Realized Investment Loss	$39.5	(2.0)	$40.3	$79.1	(2.0)	$80.7

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $241.5 million in the second quarter of 2002 from $228.3 million in the second quarter of 2001 due to an increase in premium income in the disability and life product lines. For the first six months, revenue was $479.0 million and $459.7 million for 2002 and 2001, respectively. The increase in 2002 was attributable to sales growth and favorable persistency. New annualized sales for the second quarter and six months of 2002 were $78.4 million and $159.8 million, compared to $66.4 million and $132.4 million for the comparable prior year periods. Management continues its efforts to increase sales through the sales initiatives discussed under “Employee Benefits Segment Operating Results.”

Income for the second quarter of 2002 was $39.5 million compared to $40.3 million in the second quarter of 2001. For the first six months, income was $79.1 million and $80.7 million in 2002 and 2001. The overall second quarter 2002 benefit ratio for this segment was only marginally higher than the first quarter of 2002 and slightly lower than the second quarter of 2001. The life product line reported an increase in the benefit ratio compared to the first quarter of 2002, but was lower than the prior year second quarter. The disability product line benefit ratio was slightly higher than the second quarter of 2001, but down from the level of the 2002 first quarter. The individual short-term disability product reported an increase in claim incidence and average indemnity relative to the first quarter of 2002 and second quarter of 2001. The average claim duration also increased over the prior year second quarter but was flat with the first quarter of 2002.

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by the Company’s subsidiary, Colonial Life & Accident Insurance Company. The transaction closed during the fourth quarter with an effective date of November 1, 2001. The Company ceded approximately $113.6 million of reserves to the reinsurer. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded. The Company will continue to market its other cancer products. Premium income for the cancer product line declined when compared to the prior year, as expected, due to this transaction. The benefit ratio also decreased relative to the prior year.

Other Segment Operating Results

	Three Months Ended June 30			Six Months Ended June 30
	2002	% Change	2001	2002	% Change	2001
	(in millions of dollars)
Revenue
Premium Income	$11.7	(71.1)%	$40.5	$20.9	(72.9)%	$77.2
Net Investment Income	39.5	(21.3)	50.2	81.9	(20.7)	103.3
Other Income	8.2	(52.0)	17.1	17.2	(52.1)	35.9

Total	59.4	(44.9)	107.8	120.0	(44.5)	216.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	37.0	(42.5)	64.4	81.6	(42.2)	141.1
Other Expenses	7.0	(73.9)	26.8	13.5	(71.9)	48.1

Total	44.0	(51.8)	91.2	95.1	(49.7)	189.2

Income Before Federal Income Tax and Net Realized Investment Loss	$15.4	(7.2)	$16.6	$24.9	(8.5)	$27.2

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

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001. The reinsurance pools and management operations reported a loss of $0.6 million in the second quarter of 2002 compared to $4.2 million of income for the comparable period of 2001. For the first six months, results were a loss of $0.6 million for 2002 and income of $3.2 million for 2001. Premium income was $6.6 million compared to $25.8 million in the second quarter of 2001. On a year-to-date basis, premium income was $9.5 million in 2002 and $51.6 million in 2001. The premium income decline will continue as the Company exits from this business.

Other

Individual life and corporate-owned life, group pension, individual annuities, and other lines of business had revenue of $49.5 million and $63.0 million in the second quarter of 2002 and 2001, respectively, and $101.5 million and $123.0 million year to date for 2002 and 2001, respectively. Income was $16.0 million for the second quarter of 2002 and $12.4 million for the comparable period of 2001. For the first six months, income was $25.5 million and $24.0 million in 2002 and 2001. Decreases in revenue and income are expected as these lines of business wind down.

Corporate Segment Operating Results

Revenue in the Corporate segment was $7.8 million in the second quarter of 2002 and $9.5 million in the second quarter of 2001. This segment reported a loss of $40.0 million in the second quarter compared to a loss of $41.9 million in the second quarter of 2001. Interest and debt expense was $38.7 million and $44.2 million in the second quarter of 2002 and 2001, respectively. During 2001, the amortization of goodwill was $5.3 million and $10.6 million in the second quarter and first six months.

For the first six months revenue was $23.4 million and $21.3 million in 2002 and 2001, respectively. Interest and debt expense was $77.1 million in 2002 compared to $87.0 million in 2001. The corporate segment reported a loss of $69.0 million and $86.9 million for the first six months of 2002 and 2001, respectively. The improvement was due primarily to the reduction in interest and debt expense as well as the cessation of goodwill amortization.

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

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, second quarter 2002 net investment income increased 5.8 percent over the previous year second quarter and 4.7 percent year to date. The overall yield in the portfolio remains relatively stable at 7.88 percent as of June 30, 2002, compared to 8.02 percent and 8.06 percent at the end of 2001 and 2000, respectively. The Company is actively marketing selected properties in its real estate and mortgage loan portfolios for replacement with longer duration securities.

The Company reported a before-tax net realized investment loss of $85.8 million in the second quarter and $118.3 million in the first quarter of 2002. The second quarter loss was the net of gains of $63.3 million and losses of $149.1 million, including write-downs of $104.7 million on fixed maturity securities. The first quarter loss was the net of gains of $107.5 million and losses of $225.8 million, including write-downs of $225.7 million on fixed maturity securities. These write-downs were recognized as a result of management’s determination that the value of certain fixed maturity securities had other than temporarily declined during the first and second quarters of 2002 as well as the result of further declines in the values of fixed maturity securities that had initially been written down in prior quarters. Approximately 61 percent of the 2002 write-downs occurred in the telecommunications sector.

The following table provides the distribution of invested assets for the periods indicated. Policy loans are reported on a gross basis in the statements of financial condition contained herein in Item 1 and in the table below. Policy loans of $2.4 billion and $2.3 billion were ceded as of June 30, 2002 and December 31, 2001, respectively, and the investment income thereon is no longer included in income.

	June 30 2002	December 31 2001
Investment-Grade Fixed Maturity Securities	78.5%	78.1%
Below-Investment-Grade Fixed Maturity Securities	8.8	8.0
Equity Securities	—	0.1
Mortgage Loans	2.5	3.3
Real Estate	0.1	0.2
Policy Loans	9.2	8.9
Other Invested Assets	0.9	1.4

Total	100.0%	100.0%

Fixed Maturity Securities

The Company’s investment in mortgage-backed securities was approximately $4.6 billion and $3.8 billion on an amortized cost basis at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the mortgage-backed securities had an average life of 10.7 years and effective duration of 8.3 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at June 30, 2002, was $2,501.3 million, representing 9.6 percent of invested assets excluding ceded policy loans, below the Company’s internal limit of 10.0 percent of invested assets for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,261.7 million at December 31, 2001, representing 8.7 percent of invested assets. The comparative increase resulted from downgrades of existing securities that were previously investment grade rather than the purchase of additional below-investment-grade securities.

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

The Company has investments in five special purpose entities whose purposes are to support the Company’s investment objectives. These entities are for asset collateralization and contain specific investment securities that do not include the Company’s common stock or debt. These investments are described as follows:

During 2002 and 2001, the Company invested in three special purpose entity trusts that have underlying assets consisting of unrelated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and were reported at fair value in the condensed consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of these investments were $93.9 million and $110.1 million, respectively, at June 30, 2002 and $50.5 million and $58.1 million at December 31, 2001.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of this investment was $12.9 million and $30.9 million, respectively, at June 30, 2002, and $20.4 million and $46.0 million at December 31, 2001.

At June 30, 2002, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets, which are based on quoted market prices as well as the limited partnership capital balances. The fair value and amortized cost of this investment was $122.1 million and $127.0 million, respectively, at June 30, 2002, and $113.6 million and $122.6 million at December 31, 2001. At June 30, 2002, the Company had capital commitments of $15.8 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $726.7 million and $941.2 million at June 30, 2002 and December 31, 2001, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. One purchase money mortgage associated with the sale of real estate was added to the Company’s investment portfolio during the first six months of 2002. For the years 2001 and 2000, the only additions were related to two purchase money mortgages associated with the sale of real estate. The Company sold mortgage loans with a book value of $95.1 million during the second quarter of 2002, resulting in a before-tax realized investment gain of $1.2 million.

At June 30, 2002 and December 31, 2001, impaired mortgage loans totaled $6.4 million and $13.1 million, respectively. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $5.6 million and $5.7 million at June 30, 2002 and December 31, 2001, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the six and twelve months ended June 30, 2002 and December 31, 2001.

Real estate was $37.5 million and $51.8 million at June 30, 2002 and December 31, 2001, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $8.2 million at June 30, 2002, and $7.6 million at December 31, 2001.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management’s 2001 reviews of the overall mortgage loan portfolio and based on management’s expectations that delinquencies and problem loans would remain low, the valuation allowance on mortgage loans was reduced $10.5 million during 2001. The real estate valuation allowance was reduced $5.7 million during 2001 in conjunction with the sale of the associated property. No changes were made to the allowances during the first six months of 2002. At June 30, 2002, the balance in the valuation allowances for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company’s exposure to non-current investments totaled $244.9 million at June 30, 2002 and $176.7 million at December 31, 2001, or 0.9 percent and 0.7 percent, respectively, of invested assets excluding ceded policy loans. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company has an investment program wherein it simultaneously enters into repurchase transactions and reverse repurchase transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions are with the same party and include a right of offset. As of June 30, 2002, the Company had $499.8 million face value of these contracts in an open position that were offset.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first half of 2002 involved current and forward interest rate swaps and forward contracts on credit spreads, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $818.5 million for the six months ended June 30, 2002, as compared to $817.9 million for the comparable period of 2001.

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

At June 30, 2002, the Company had short-term and long-term debt totaling $35.0 million and $2,132.8 million, respectively. The debt to total capital ratio was 29.5 percent at June 30, 2002 compared to 29.3 percent at June 30, 2001 and 29.8 percent at December 31, 2001.

During 2000, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In the first quarter of 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. In the second quarter of 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

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

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities, which are split into five-year revolver and 364-day portions, replaced a 364-day revolver which expired in October 2000 and a five-year revolver which has been canceled. The 364-day portion of the credit facilities was renewed as of October 30, 2001. At June 30, 2002, approximately $801.2 million was available for additional financing under the Company’s revolving credit facilities.

The new facilities are available for general corporate purposes, including support of the Company’s $1.0 billion commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries. The Company is in compliance with all covenants of the credit facilities with the exception of the limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries, for which it received a waiver for the first quarter of 2002. The Company’s statutory earnings for the first quarter and six months of 2002 were below historical levels but improved during the second quarter of 2002. However, the covenant stipulates that the most recent twelve month period be used for the statutory earnings test. On August 13, 2002, the Company received a waiver of this covenant for the second quarter, and the credit facilities were amended to reflect adjusted required levels of consolidated statutory earnings in the calculation of this covenant through 2002 and adjusted required levels of the ratio of senior debt to consolidated statutory earnings through 2003.

During 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes were used to refinance other short-term debt and had a weighted average interest rate of 7.52 percent during the first quarter of 2001. The notes matured in April 2001.

During the second quarter of 2002, the Company’s board of directors authorized a common stock repurchase program of up to $100.0 million over the next year at prices not to exceed market value. The stock purchases will be used in connection with the Company’s benefit and compensation plans and for other corporate purposes and can be made through the open market or privately negotiated transactions. Under this program, the Company acquired approximately 1.8 million shares of its common stock in the open market during the second quarter at an aggregate cost of approximately $45.0 million.

Contractual debt and Company-obligated mandatorily redeemable preferred securities commitments at June 30, 2002 are as follows (in millions of dollars):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Short-term Debt	$35.0	$35.0	$—	$—	$—
Long-term Debt	2,132.8	198.8	20.0	227.0	1,687.0
Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	—	—	—	300.0

Total	$2,467.8	$233.8	$20.0	$227.0	$1,987.0

Commercial paper debt of $198.8 million was classified as long-term at June 30, 2002 because the Company has the ability through the senior revolving credit facilities to convert this obligation into long-term debt.

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

As previously discussed, at June 30, 2002, the Company had capital commitments of $15.8 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $14.0 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

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

	S&P	Moody’s	Fitch	AM Best

UnumProvident Corporation

Senior Debt	A- (Strong)	Baa2 (Medium Grade)	A- (High Credit Quality)	a- (Strong)

Commercial Paper	A-2 (Good)	Prime-2 (Strong Ability)	F2 (Good Credit Quality)	AMB- 2 (Acceptable)

U.S. Insurance Subsidiaries

Provident Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A (Excellent)

Unum Life of America	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

First Unum Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

Colonial Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

Paul Revere Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

Paul Revere Variable	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2001. During the first six months of 2002, there was no substantive change to the Company’s market risk or the management of such risk.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

Refer to Part I, Item 1, Note 6 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held May 15, 2002, the Company’s stockholders approved, as recommended by the Board of Directors, the election of five directors for terms expiring in 2005, as listed below.

Director	Votes For	Votes Withheld
J. Harold Chandler	208,234,467	3,759,841
Jon S. Fossel	208,374,947	3,619,361
Lawrence R. Pugh	208,393,162	3,601,146
Lois D. Rice	208,305,318	3,688,990
Thomas R. Watjen	208,275,551	3,718,757

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Index to Exhibits

Exhibit 10.1 Amended and Restated Employment Agreement between the Company and Thomas R. Watjen effective as of January 1, 2002

Exhibit 10.2 Amended and Restated Employment Agreement between the Company and F. Dean Copeland effective as of January 1, 2002

Exhibit 12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

Exhibit 12.2 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 15 Letter re: Unaudited interim financial information

(b	)	Reports on Form 8-K

Form 8-K filed on May 7, 2002 reporting first quarter 2002 financial results.

Form 8-K filed on May 15, 2002 reporting the annual shareholders’ meeting, board of director authorization of share repurchase, and election of new board of director members.

Form 8-K filed on June 18, 2002 reporting issuance of $250.0 million of 7.375% senior debentures.

Form 8-K filed on June 25, 2002 reporting issuance of $150.0 million of 7.250% public income notes.

Form 8-K filed on July 18, 2002 reporting the expected after-tax net realized investment losses for second quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNUMPROVIDENT CORPORATION (Registrant)

Date: August 13, 2002	/s/ J. HAROLD CHANDLER
J. Harold Chandler Chairman, President, and Chief Executive Officer

Date: August 13, 2002	/s/ ROBERT C. GREVING
Robert C. Greving Senior Vice President and Chief Financial Officer