Form 10-Q
period 2002-09-30
UNUMPROVIDENT CORP
filed 2002-11-13
CIK 5513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

Commission file number 1-11834

UnumProvident Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1598430 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $0.10 par value	Outstanding at September 30, 2002 241,504,002

PART I

PART II

1.	Legal Proceedings	40

5.	Other Information	40

6.	Exhibits and Reports on Form 8-K	40

	SIGNATURES	41

	CERTIFICATIONS	42

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

•
General economic or business conditions, both domestic and foreign, may be less favorable than expected, which can impact premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

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

ITEM  1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	September 30 2002	December 31 2001

	(in millions of dollars)

	(Unaudited)

Assets
Investments
Fixed Maturity Securities	$26,404.2	$24,393.0
Equity Securities	7.0	10.9
Mortgage Loans	680.4	941.2
Real Estate	37.2	51.8
Policy Loans	2,685.3	2,517.0
Short-term Investments	524.9	379.7
Other Investments	36.4	30.4

Total Investments	30,375.4	28,324.0

Cash and Bank Deposits	112.8	123.9
Accounts and Premiums Receivable	1,709.4	1,789.4
Reinsurance Receivable	6,006.6	6,224.0
Accrued Investment Income	607.0	601.3
Deferred Policy Acquisition Costs	2,893.7	2,674.8
Value of Business Acquired	512.8	542.2
Goodwill	667.0	674.7
Other Assets	1,579.6	1,445.3
Separate Account Assets	26.8	43.1

Total Assets	$44,491.1	$42,442.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	September 30 2002	December 31 2001

	(in millions of dollars)

	(Unaudited)

Liabilities and Stockholders’ Equity
Policy and Contract Benefits	$1,945.8	$1,926.1
Reserves for Future Policy and Contract Benefits and
Unearned Premiums	28,507.4	27,511.2
Other Policyholders’ Funds	2,558.3	2,542.5
Federal Income Tax	933.5	528.9
Short-term Debt	35.0	161.8
Long-term Debt	2,132.7	2,004.2
Other Liabilities	1,381.4	1,485.0
Separate Account Liabilities	26.8	43.1

Total Liabilities	37,520.9	36,202.8

Commitments and Contingent Liabilities – Note 6

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 243,455,097 and 242,394,996 shares	24.3	24.2
Additional Paid-in Capital	1,085.2	1,064.1
Accumulated Other Comprehensive Income	636.0	48.0
Retained Earnings	4,981.7	4,816.3
Treasury Stock at Cost: 1,951,095 and 176,295 shares	(54.2)	(9.2)
Deferred Compensation	(2.8)	(3.5)

Total Stockholders’ Equity	6,670.2	5,939.9

Total Liabilities and Stockholders’ Equity	$44,491.1	$42,442.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(in millions of dollars, except share data)
Revenue
Premium Income	$1,882.2	$1,792.2	$5,573.2	$5,308.9
Net Investment Income	532.7	515.5	1,547.7	1,510.0
Net Realized Investment Loss	(70.3)	(9.1)	(274.4)	(11.8)
Other Income	99.0	78.8	295.2	274.2

Total Revenue	2,443.6	2,377.4	7,141.7	7,081.3

Benefits and Expenses
Policyholder Benefits	1,676.1	1,611.0	4,912.4	4,700.3
Commissions	212.2	191.3	645.7	586.6
Interest and Debt Expense	42.9	41.1	120.0	128.1
Deferral of Policy Acquisition Costs	(173.4)	(165.7)	(529.5)	(509.4)
Amortization of Deferred Policy Acquisition Costs	105.0	105.3	318.6	316.0
Amortization of Value of Business Acquired and Goodwill	11.1	17.9	32.5	53.7
Other Operating Expenses	400.9	383.3	1,223.5	1,176.4

Total Benefits and Expenses	2,274.8	2,184.2	6,723.2	6,451.7

Income Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	168.8	193.2	418.5	629.6
Federal Income Tax	59.6	66.1	138.7	174.4

Income Before Cumulative Effect of Accounting Principle Change	109.2	127.1	279.8	455.2
Cumulative Effect of Accounting Principle Change	—	—	(7.1)	—

Net Income	$109.2	$127.1	$272.7	$455.2

Earnings Per Common Share
Basic
Income Before Cumulative Effect of Accounting Principle Change	$0.45	$0.53	$1.16	$1.88
Net Income	$0.45	$0.53	$1.13	$1.88

Assuming Dilution
Income Before Cumulative Effect of Accounting Principle Change	$0.45	$0.52	$1.15	$1.87
Net Income	$0.45	$0.52	$1.12	$1.87

Dividends Paid Per Common Share	$0.1475	$0.1475	$0.4425	$0.4425

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total

	(in millions of dollars)
Balance at December 31, 2000	$24.1	$1,040.2	$140.7	$4,379.7	$(9.2)	$—	$5,575.5

Comprehensive Income, Net of Tax
Net Income				455.2			455.2
Change in Net Unrealized Gain on Securities			37.7				37.7
Change in Net Gain on Cash Flow Hedges			37.8				37.8
Change in Foreign Currency Translation Adjustment			10.9				10.9

Total Comprehensive Income							541.6

Common Stock Activity	0.1	18.9				(3.8)	15.2
Dividends to Stockholders				(106.1)			(106.1)

Balance at September 30, 2001	$24.2	$1,059.1	$227.1	$4,728.8	$(9.2)	$(3.8)	$6,026.2

Balance at December 31, 2001	$24.2	$1,064.1	$48.0	$4,816.3	$(9.2)	$(3.5)	$5,939.9

Comprehensive Income, Net of Tax
Net Income				272.7			272.7
Change in Net Unrealized Gain on Securities			581.6				581.6
Change in Net Gain on Cash Flow Hedges			(14.3)				(14.3)
Change in Foreign Currency Translation Adjustment			20.7				20.7

Total Comprehensive Income							860.7

Common Stock Activity	0.1	21.1			(45.0)	0.7	(23.1)
Dividends to Stockholders				(107.3)			(107.3)

Balance at September 30, 2002	$24.3	$1,085.2	$636.0	$4,981.7	$(54.2)	$(2.8)	$6,670.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Nine Months Ended September 30

	2002	2001

	(in millions of dollars)

Net Cash Provided by Operating Activities	$1,183.9	$963.8

Cash Flows from Investing Activities
Proceeds from Sales of Investments	2,691.9	2,029.4
Proceeds from Maturities of Investments	1,036.5	811.8
Purchase of Investments	(4,708.1)	(4,064.1)
Net Sales (Purchases) of Short-term Investments	(143.9)	195.8
Acquisition of Business	(2.8)	(10.2)
Other	65.8	21.2

Net Cash Used by Investing Activities	(1,060.6)	(1,016.1)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	5.8	8.1
Maturities and Benefit Payments from Policyholder Accounts	(12.2)	(42.0)
Net Short-term Debt and Commercial Paper Repayments	(398.3)	(403.4)
Issuance of Long-term Debt	400.0	575.0
Dividends Paid to Stockholders	(107.3)	(106.1)
Treasury Stock Acquired	(45.0)	—
Other	21.9	15.2

Net Cash Provided (Used) by Financing Activities	(135.1)	46.8

Effect of Foreign Exchange Rate on Cash	0.7	(1.0)

Net Decrease in Cash and Bank Deposits	(11.1)	(6.5)

Cash and Bank Deposits at Beginning of Period	123.9	107.1

Cash and Bank Deposits at End of Period	$112.8	$100.6

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Changes in Accounting Principles and Accounting Pronouncements Outstanding

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

The Company completed the required transitional impairment tests and determined that the goodwill related to the acquisition of the assets of EmployeeLife.com, now doing business as BenefitAmerica and included in the Other segment, should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million ($0.03 per common share, basic and assuming dilution) and is reported as a cumulative effect of accounting principle change in the condensed consolidated statements of income.

The Company reclassified its January 1, 2002 goodwill asset balance of $663.7 million from the corporate segment to the segments expected to benefit from the originating business combinations. The reclassification increased the Employee Benefits segment and Individual segment assets by $78.2 million and $585.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 2 - Changes in Accounting Principles and Accounting Pronouncements Outstanding - Continued

Had the amortization of goodwill been excluded from the three and nine month periods ended September 30, 2001, income before federal income taxes would have been $198.5 million and $645.5 million, respectively, and net income would have been $132.2 million ($0.54 per common share assuming dilution) and $470.4 million ($1.93 per common share assuming dilution), respectively.

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

In the second quarter of 2002, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). The Company will adopt SFAS 145 effective January 1, 2003 as required. Adoption of SFAS 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In the third quarter of 2002, the FASB released Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This pronouncement requires companies to recognize a liability for the costs associated with exit or disposal activities at the time the liability is incurred rather than at the commitment date, using fair value as the initial measurement basis for the liability. The Company will adopt the provisions of SFAS 146 effective January 1, 2003 as required. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 - Stockholders’ Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

During the second quarter of 2002, the Company’s board of directors authorized a common stock repurchase program of up to $100.0 million over the next year at prices not to exceed market value. The stock purchases will be used in connection with the Company’s benefit and compensation plans and for other corporate purposes and can be made through the open market or privately negotiated transactions. Under this program, the Company acquired approximately 1.8 million shares of its common stock in the open market through the third quarter of 2002 at an aggregate cost of approximately $45.0 million. It is not anticipated that further repurchases will be made under the program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 3 - Stockholders’ Equity and Earnings Per Common Share - Continued

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(in millions, except share data)
Numerator
Net Income	$109.2	$127.1	$272.7	$455.2

Denominator (000s)
Weighted Average Common Shares - Basic	241,453.8	242,020.8	242,192.9	241,718.5
Dilutive Securities	822.8	1,764.3	1,193.1	1,934.6

Weighted Average Common Shares - Assuming Dilution	242,276.6	243,785.1	243,386.0	243,653.1

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when options are out-of-the-money. Options out-of-the-money approximated 15.6 million and 14.9 million shares for the three and nine month periods ended September 30, 2002, respectively, and 8.3 million and 9.2 million shares for the three and nine month periods ended September 30, 2001, respectively.

Note 4 - Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	September 30 2002	December 31 2001

	(in millions of dollars)
Net Unrealized Gain on Securities	$642.6	$61.0
Net Gain on Cash Flow Hedges	63.8	78.1
Foreign Currency Translation Adjustment	(70.4)	(91.1)

Accumulated Other Comprehensive Income	$636.0	$48.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 4 - Comprehensive Income - Continued

The components of comprehensive income and the related deferred tax are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(in millions of dollars)
Net Income	$109.2	$127.1	$272.7	$455.2

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	636.9	200.5	624.2	31.1
Reclassification Adjustment for Net Realized Investment Loss Included in Net Income	70.3	9.1	274.4	11.8
Cumulative Effect Transition Adjustment for the Adoption of SFAS 133 and SFAS 138	—	—	—	23.2
Change in Net Gain on Cash Flow Hedges	3.4	81.5	(22.0)	58.2
Change in Foreign Currency Translation Adjustment	(9.1)	(9.6)	22.7	1.2

	701.5	281.5	899.3	125.5
Change in Deferred Tax	243.4	102.1	311.3	39.1

Other Comprehensive Income	458.1	179.4	588.0	86.4

Comprehensive Income	$567.3	$306.5	$860.7	$541.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 5 - Segment Information

Selected data by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(in millions of dollars)
Premium Income
Employee Benefits
Group Long-term Disability	$580.2	$541.8	$1,724.6	$1,605.1
Group Short-term Disability	151.5	141.4	454.7	423.5
Group Life	364.6	349.6	1,085.4	995.8
Accidental Death & Dismemberment	53.1	49.8	161.3	152.9
Group Long-term Care	26.7	20.3	75.4	59.5

	1,176.1	1,102.9	3,501.4	3,236.8
Individual
Individual Disability	417.9	407.4	1,241.2	1,238.6
Individual Long-term Care	60.1	46.9	168.1	130.1

	478.0	454.3	1,409.3	1,368.7
Voluntary Benefits	214.2	198.6	627.7	589.8
Other	13.9	36.4	34.8	113.6

	1,882.2	1,792.2	5,573.2	5,308.9
Net Investment Income and Other Income
Employee Benefits	263.3	238.7	768.1	698.4
Individual	277.3	251.5	795.7	752.7
Voluntary Benefits	37.0	32.9	102.5	101.4
Other	48.1	60.1	147.2	199.3
Corporate	6.0	11.1	29.4	32.4

	631.7	594.3	1,842.9	1,784.2
Total Revenue (Excluding Net Realized Investment Loss)
Employee Benefits	1,439.4	1,341.6	4,269.5	3,935.2
Individual	755.3	705.8	2,205.0	2,121.4
Voluntary Benefits	251.2	231.5	730.2	691.2
Other	62.0	96.5	182.0	312.9
Corporate	6.0	11.1	29.4	32.4

	2,513.9	2,386.5	7,416.1	7,093.1
Benefits and Expenses
Employee Benefits	1,290.3	1,215.2	3,837.0	3,552.8
Individual	684.6	644.5	1,998.9	1,898.0
Voluntary Benefits	209.5	194.1	609.4	573.1
Other	49.8	82.9	144.9	272.1
Corporate	40.6	47.5	133.0	155.7

	2,274.8	2,184.2	6,723.2	6,451.7
Income (Loss) Before Net Realized Investment Loss, Federal Income Tax, and Cumulative Effect of Accounting Principle Change
Employee Benefits	149.1	126.4	432.5	382.4
Individual	70.7	61.3	206.1	223.4
Voluntary Benefits	41.7	37.4	120.8	118.1
Other	12.2	13.6	37.1	40.8
Corporate	(34.6)	(36.4)	(103.6)	(123.3)

	239.1	202.3	692.9	641.4
Net Realized Investment Loss	(70.3)	(9.1)	(274.4)	(11.8)

Income Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	168.8	193.2	418.5	629.6
Federal Income Tax	59.6	66.1	138.7	174.4

Income Before Cumulative Effect of Accounting Principle Change	109.2	127.1	279.8	455.2
Cumulative Effect of Accounting Principle Change	—	—	(7.1)	—

Net Income	$109.2	$127.1	$272.7	$455.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 6 – Commitments and Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, The Paul Revere Protective Life Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere. The trial for the independent broker class action commenced in March 2001. In April 2001, the jury returned a complete defense verdict. The court subsequently entered judgment on that verdict. The plaintiffs have not given an indication as to whether or not they will appeal the jury verdict. The plaintiffs have a pending motion seeking a new trial. Notwithstanding the jury verdict, the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Consumer Protection Act (Act). The bench trial for the alleged violation commenced in October 2001 and concluded in November 2001 with closing briefs submitted to the judge in December 2001 and closing arguments heard in January 2002. The judge ruled that Paul Revere violated the Act and awarded double damages plus attorney fees. Issues remain as to how these amounts are to be determined. The Company feels strongly that the judge’s ruling is contrary to both the law and the facts of the case and plans to appeal after the judgment is made final.

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits has filed 50 individual lawsuits on behalf of current and former Paul Revere sales managers (including the career class action representatives) alleging various breach of contract claims. UnumProvident and affiliates filed a motion in federal court to compel arbitration for 17 of the plaintiffs who are licensed by the National Association of Securities Dealers (NASD) and have executed the Uniform Application for Registration or Transfer in the Securities Industry (Form U-4). The federal court denied 15 of those motions and granted two. In June 2001, the first arbitration was heard before a NASD panel and the arbitration panel awarded the plaintiffs $190,000 in compensatory damages with no award for punitive damages, attorney’s fees, or interest. The second arbitration was cancelled because all of the claims of the 43 out of 47 general managers (including the arbitration) were settled in July of 2002. Partial claims for five general managers remain along with the two career class representatives. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in the remaining cases. Management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2002

Note 6 – Commitments and Contingent Liabilities - Continued

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 7 - Other Items

In June 2002, the Company completed two long-term debt offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032, and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. The proceeds were used to refinance existing commercial paper borrowings.

On November 1, 2002, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3. The shelf registration statement will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, and warrants, from time to time, up to an aggregate of $1.5 billion. The shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

Independent Auditors’ Review Report

Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of stockholders’ equity, and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST &YOUNG LLP

Chattanooga, Tennessee
November 6, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and, to a limited extent, elsewhere around the world. The Company’s principal operating subsidiaries are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company. The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

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

Critical Accounting Policies

Reserves for Policy and Contract Benefits

The two primary categories of liabilities for policy and contract benefits are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred and have future benefits to be paid. Policy reserves equal the present value of the difference between future policy benefits and expenses and future premiums, allowing a margin for profit. These reserves are applicable for the majority of the Company’s business, which is traditional non-interest sensitive in nature. The claim payments are estimated using assumptions established when the policy was issued. Ordinarily, generally accepted accounting principles require that these assumptions not be subsequently modified unless the policy reserves are determined to be inadequate. Throughout the life of the policy, the reserve is based on the original assumptions used for the policy’s issue year.

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

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 95 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies. The estimated premium income in the early years of the amortization period is higher than in the later years due to anticipated policy lapses, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted annually to reflect the actual policy lapse experience as compared to the anticipated experience . The Company will experience accelerated amortization if policies terminate earlier than projected.

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

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the following factors:

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Recoverability of principal and interest.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	Market conditions.

•	Relevant industry conditions and trends.

•	Rating agency actions.

•	Offering prices.

•	Business prospects and trends of earnings.

•	Any other key measures for the related security.

The Company’s review procedures include biweekly meetings of the Company’s senior investment personnel to review reports on investments with changes in market value of five percent or more, investments with changes in rating either by external rating agencies or internal analysts, investments segmented by issuer, industry, and foreign exposure levels, and any other relevant financial information to help identify the Company’s exposure to possible credit losses. When a decline in value is determined to be other than temporary, the Company recognizes an impairment loss in the current period results to the extent of the decline in value and includes this loss in realized investment gains and losses.

The Company has no held-to-maturity fixed maturity securities. All fixed maturity securities are classified as available-for-sale and are reported at fair value. Fair values are based on quoted market prices, where available. For fixed maturity securities that are thinly traded, fair values are estimated using values obtained from independent pricing sources.

Private placement fixed maturity securities with a carrying value of approximately $3.9 billion, or 14.7 percent of total fixed maturity securities at September 30, 2002, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. All such investments are classified as available for sale. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa by major credit rating organizations.

As of September 30, 2002, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 2.56 percent for five-year maturities to 4.67 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 1.50 percent to 3.04 percent plus an additional 25 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for securities in certain industries that are considered to be of greater risk.

Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If it is subsequently determined that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

There are a number of significant risks inherent in the process of monitoring the Company’s fixed maturity securities for impairments and determining when and if an impairment is other than temporary. These risks and uncertainties include the following possibilities:

•	The assessment of a borrower’s ability to meet its contractual obligations will change.

•	The economic outlook, either domestic or foreign, may be less favorable or may have a more significant impact on the borrower than anticipated, and as such, the security may not recover in value.

•	New information may become available concerning the security, such as disclosure of accounting irregularities, fraud, or corporate governance issues.

•	Significant changes in credit spreads may occur in the related industry.

•	Adverse rating agency actions may occur.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Revenue
Premium Income	$1,882.2	5.0%	$1,792.2	$5,573.2	5.0%	$5,308.9
Net Investment Income	532.7	3.3	515.5	1,547.7	2.5	1,510.0
Other Income	99.0	25.6	78.8	295.2	7.7	274.2

Total	2,513.9	5.3	2,386.5	7,416.1	4.6	7,093.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,676.1	4.0	1,611.0	4,912.4	4.5	4,700.3
Commissions	212.2	10.9	191.3	645.7	10.1	586.6
Interest and Debt Expense	42.9	4.4	41.1	120.0	(6.3)	128.1
Deferral of Policy Acquisition Costs	(173.4)	4.6	(165.7)	(529.5)	3.9	(509.4)
Amortization of Deferred Policy Acquisition Costs	105.0	(0.3)	105.3	318.6	0.8	316.0
Amortization of Value of Business Acquired	11.1	(11.9)	12.6	32.5	(14.0)	37.8
Amortization of Goodwill	—	N.M.	5.3	—	N.M.	15.9
Operating Expenses	400.9	4.6	383.3	1,223.5	4.0	1,176.4

Total	2,274.8	4.1	2,184.2	6,723.2	4.2	6,451.7

Income Before Federal Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	239.1	18.2	202.3	692.9	8.0	641.4
Federal Income Tax	84.1	21.4	69.3	234.1	30.6	179.3

Income Before Net Realized Investment Loss and Cumulative Effect of Accounting Principle Change	155.0	16.5	133.0	458.8	(0.7)	462.1
Net Realized Investment Loss	(45.8)	N.M.	(5.9)	(179.0)	N.M.	(6.9)

Income Before Cumulative Effect of Accounting Principle Change	109.2	(14.1)	127.1	279.8	(38.5)	455.2
Cumulative Effect of Accounting Principle Change	—	N.M.	—	(7.1)	N.M.	—

Net Income	$109.2	(14.1)	$127.1	$272.7	(40.1)	455.2

N.M.	= not a meaningful percentage

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

During the first quarter of 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis, at a price of $2.8 million. This acquisition should strengthen and broaden the Company’s Internet-based benefits services currently offered to brokers and employers.

During the first quarter of 2001, the Company recognized a tax benefit of approximately $35.2 million related to its investment in the foreign reinsurance operations. Additionally, as a result of tax legislation enacted in the United Kingdom during 2000 that allows additional group tax relief among companies with common ownership, the Company began recognizing foreign tax benefits during 2001.

Continued declines in the performance of equity investment markets combined with steadily increasing pension liabilities have reduced the Company’s pension plan’s funding level. In December 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Pensions, the Company may be required to record a non-cash charge to accumulated other comprehensive income in stockholders’ equity. Based on a projected range of possible investment values and discount rates as of September 30, 2002, the Company has estimated a charge to stockholders’ equity in the range of $29.0 million to $177.0 million, net of deferred federal income tax. The Company may elect to make a cash contribution in December 2002 to its qualified U.S. pension plan, in an amount estimated to be $70.0 million or less, to fully fund the plan’s accumulated benefit obligation. In this event, the Company has projected a charge to stockholders’ equity in the range of $29.0 million to $38.0 million, net of deferred federal income tax.

The Company expects that its net periodic benefit cost which is calculated in accordance with SFAS 87, may substantially increase in 2003 due to the recent decline in the stock market and the general decline in overall corporate bond yields that are used to establish the discount rate for projecting the benefit obligation. Based on investment projections as of September 30, 2002 and using the current discount rate, the Company has estimated a net periodic benefit cost for 2003 in the range of $47.0 million to $64.0 million compared to an estimated $2.1 million net periodic benefit cost for 2002.

The actual net periodic benefit cost and pension plan funding levels may differ materially from these estimates based on the investment results during the fourth quarter of 2002 as well as changes in the discount rate. If the Company records a non-cash charge to stockholders’ equity within the currently estimated range of $29.0 million to $177.0 million, it will continue to be in compliance with the covenants of its senior revolving credit facilities.

In the following discussion of operating results by segment, “revenue” includes premium income, net investment income, and other income. “Income” excludes net realized investment gains and losses, federal income tax, and the cumulative effect of accounting principle change.

Employee Benefits Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Revenue
Premium Income
Group Long-term Disability	$580.2	7.1%	$541.8	1,724.6	7.4%	$1,605.1
Group Short-term Disability	151.5	7.1	141.4	454.7	7.4	423.5
Group Life	364.6	4.3	349.6	1,085.4	9.0	995.8
Accidental Death & Dismemberment	53.1	6.6	49.8	161.3	5.5	152.9
Group Long-term Care	26.7	31.5	20.3	75.4	26.7	59.5

Total Premium Income	1,176.1	6.6	1,102.9	3,501.4	8.2	3,236.8
Net Investment Income	210.5	9.2	192.7	610.3	7.9	565.5
Other Income	52.8	14.8	46.0	157.8	18.7	132.9

Total	1,439.4	7.3	1,341.6	4,269.5	8.5	3,935.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	963.7	3.9	927.8	2,856.5	6.0	2,694.1
Commissions	87.9	3.2	85.2	280.8	9.0	257.5
Deferral of Policy Acquisition Costs	(63.0)	(9.6)	(69.7)	(203.4)	(5.4)	(215.0)
Amortization of Deferred Policy Acquisition Costs	44.7	14.6	39.0	136.0	13.1	120.2
Amortization of Value of Business Acquired	0.6	20.0	0.5	1.6	6.7	1.5
Operating Expenses	256.4	10.3	232.4	765.5	10.2	694.5

Total	1,290.3	6.2	1,215.2	3,837.0	8.0	3,552.8

Income Before Federal Income Tax and Net Realized Investment Loss	$149.1	18.0	$126.4	$432.5	13.1	$382.4

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and the results of managed disability.

The Company focuses on integrated selling that combines long-term disability, short-term disability, and group life products. During the first nine months of 2002, 28 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 28 percent and 32 percent for the full year 2001 and 2000, respectively.

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

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Sales - Submitted Date Basis
Group Long-term Disability	$63.0	16.9%	$53.9	$221.8	12.8%	$196.7
Group Short-term Disability
Fully Insured	13.2	(43.8)	23.5	76.6	(11.8)	86.8
ASO Premium Equivalent	15.9	18.7	13.4	51.0	41.3	36.1
Group Life	40.4	2.5	39.4	145.5	(20.7)	183.4
Accidental Death & Dismemberment	4.8	(26.2)	6.5	23.2	(18.6)	28.5
Group Long-term Care	5.0	19.0	4.2	15.3	22.4	12.5

Total	$142.3	1.0	$140.9	$533.4	(1.9)	$544.0

Sales - Effective Date Basis
Group Long-term Disability	$70.4	2.2%	$68.9	$347.3	17.3%	$296.2
Group Short-term Disability
Fully Insured	14.8	(55.0)	32.9	136.3	(6.1)	145.2
ASO Premium Equivalent	21.4	57.4	13.6	99.2	69.9	58.4
Group Life	47.7	(53.3)	102.2	275.2	(19.7)	342.7
Accidental Death & Dismemberment	4.2	(67.2)	12.8	38.0	(14.8)	44.6
Group Long-term Care	6.3	23.5	5.1	19.8	22.2	16.2

Total	$164.8	(30.0)	$235.5	$915.8	1.4	$903.3

Sales on a submitted date basis for group long-term disability increased $9.1 million in the third quarter of 2002 compared to the prior year, with $6.3 million of the increase attributable to the Company’s United Kingdom operations. Sales in the U.S. operations declined in the small and mid-size case markets but increased 91.2 percent in the large case market. Fully insured sales for short-term disability were down 43.8 percent in the third quarter of 2002 compared to the prior year third quarter, due to a decline in sales in all case size markets, offset partially by an 18.7 percent increase in ASO sales. Group life third quarter 2002 sales, relative to the prior year third quarter, decreased in the small and mid-size case markets but increased in the large case market due to the Company’s strategic decision to focus on selling large case group life as combined coverage with long-term and short-term disability rather than as a stand-alone product. Year-to-date group life sales also decreased from the prior year due to the Company’s focus on integrated sales of life and disability and less on stand-alone life. In addition, two large group life cases totaling approximately $41.7 million were sold in the second quarter of 2001. The Company expects that group life sales for the fourth quarter of 2002 will likewise decline relative to the fourth quarter of 2001 due to the magnitude of large case group life policies sold during the prior year period.

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. In order to give the appropriate focus to the Company’s primary business markets, the Company has national practice groups that focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company’s sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that this organizational focus on customers will continue to favorably impact sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth.

The Company monitors persistency and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. One way in which the Company monitors persistency is at the overall block of business level (i.e., group long-term disability, group short-term disability, group life, and accidental death and dismemberment). Persistency, at the overall block of business level, is the year-to-date rate at which existing business for all issue years in the block of business at the beginning of the period remains inforce at the end of the period. In determining whether additional amortization of deferred policy acquisition costs is required due to adverse persistency, the Company measures persistency by issue year (i.e., the rate at which existing business for that specific issue year at the beginning of the period remains inforce at the end of the period). The rate of persistency for an overall block of business may improve while individual issue years within the overall block of business may deteriorate and require accelerated amortization of deferred policy acquisition costs.

Persistency during the first nine months of 2002 for group long-term disability on average improved from that experienced in the comparable period of 2001, but the persistency for group life and accidental death and dismemberment was lower than the prior year first nine months. Persistency for short-term disability, after adjusting for cases transferring from fully insured to ASO, was level with the prior year first nine months. Persistency for group long-term and short-term disability, as well as group life and accidental death and dismemberment, was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of $8.7 million for the third quarter of 2002, a slight increase over the $8.5 million third quarter of 2001 persistency adjustment. The adjustment for the first nine months was $22.2 million for 2002, an improvement over the $28.8 million persistency adjustment reported for 2001. It is expected that persistency for the foreseeable future may continue to be lower than historical levels, particularly in certain issue years.

The Company’s renewal programs have generally been successful at retaining business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will continue to emerge. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This disciplined approach may lead to lower profit margins on affected renewal cases than originally planned.

Revenue from the managed disability line of business, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $43.4 million in the third quarter of 2002 compared to $38.5 million in the third quarter of 2001. On a year-to-date basis, revenue was $130.6 million in 2002 and $112.6 million in 2001.

Group Disability

Group disability reported revenue of $906.7 million for the third quarter of 2002 compared to $844.0 million for the third quarter of 2001. For the first nine months, revenue was $2,687.3 million in 2002 compared to $2,497.0 million in 2001. Revenue improved due to increases in both premium income and net investment income. The growth in premium income compared to the prior year is due to new sales growth in 2001 as well as 2002 and favorable renewal activity on the existing block of business, offset partially by terminations. Premium income is relatively flat with the second quarter of 2002. Included in other income are ASO fees of $8.6 million and $24.9 million for the three and nine month periods ended September 30, 2002 and $6.8 million and $18.7 million for the three and nine month comparable prior year periods.

Income for group disability was $85.4 million for the third quarter of 2002 compared to $79.1 million for the third quarter of 2001. Group disability reported income of $257.4 million for the nine months of 2002 compared to $256.1 million for the same period of 2001. Group disability 2001 third quarter and nine month results included $7.3 million for losses related to September 11, 2001.

A critical part of the Company’s strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive impact on future premium growth and profitability. The Company has implemented pricing changes in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions, although pricing changes typically lag by several quarters the changes in actual claim experience. Persistency during the first nine months of 2002 on the overall block of group disability improved over 2001, with long-term disability persistency at 85.5 percent compared to 84.8 percent in the first nine months of 2001 and 84.9 percent for the full year. Short-term disability persistency for the first nine months of 2002 was 81.0 percent versus 82.3 percent in the first nine months of 2001 and 82.1 percent for the year 2001. Excluding the effects of cases that transferred from fully insured to ASO, short-term disability persistency was 82.3 percent for the first nine months of 2002. Although the overall blocks of group long-term and short-term business experienced favorable persistency in the first nine months of 2002 compared to the previous year first nine months, certain issue year business did not persist at the levels expected when the business was issued.

The third quarter 2002 benefit ratio for group disability was lower than the third quarter of 2001 but slightly higher than the second quarter of 2002. The operating expense ratio increased relative to the third quarter of 2001 but was consistent with the second quarter of 2002. Third quarter 2002 results include $7.7 million of additional amortization necessitated by the higher level of group long-term and short-term disability terminations experienced relative to that which was expected when the policies were issued, particularly on more recently issued business with higher remaining deferred acquisition cost balances, compared to $7.3 million of additional amortization recorded in the third quarter of 2001. For the nine months, the additional amortization was $13.0 million and $19.3 million for 2002 and 2001. Although the overall block of group disability business experienced favorable persistency in the first nine months of 2002 compared to the previous year first nine months, certain issue year business did not persist at the levels expected when the business was issued.

Group long-term disability reported a slight decrease in the benefit ratio for third quarter versus third quarter 2001 and a slight increase from the second quarter of 2002, but the ratios were essentially unchanged for all three time periods. Both submitted and paid claim incidence for group long-term disability increased from the second quarter of 2002 as well as the third quarter of 2001. Industry segments contributing to the increased submitted incidence in the third quarter relative to the second include wholesale/retail, transportation, and utilities. Claim recovery rates for group long-term disability in the third quarter of 2002 were consistent with the second quarter of 2002 and lower than full year 2001 but continued to be above historical levels. Payments to settle claims in litigation increased in the third quarter of 2002 compared to the third quarter of 2001 as did the number of new lawsuits filed.

For short-term disability, the benefit ratio was lower than the third quarter of 2001 but increased over the second quarter of 2002. Paid claim incidence was down from the second quarter of 2002, but marginally higher than the third quarter of 2001. The average weekly indemnity and premium per life continued to increase as expected, but the growth in premium per life was greater than the growth in the average weekly indemnity compared to the growth level relationships experienced in the third quarter of 2001. The average claim duration for closed short-term disability claims was above the second quarter of 2002 but down from the third quarter of 2001.

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

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported revenue of $489.3 million, a 6.6 percent increase over the third quarter of 2001, due to increases in premium income and net investment income. Income was $59.2 million in the third quarter of 2002 compared to $44.1 million in the third quarter of 2001. For the first nine months, these three lines of business reported revenue of $1,451.6 million compared to $1,325.6 million for the comparable period of 2001 and income of $161.8 million compared to $116.2 in 2001. Third quarter and nine month 2001 results included a net increase in benefits of $6.7 million related to September 11, 2001.

Premium growth in 2002 relative to 2001 was attributable to favorable renewal results, strong sales results in 2001, and stable persistency. Persistency for group life, while improved from 2000 levels, was less favorable during the first nine months of 2002 than in 2001, with persistency of 83.7 percent compared to 84.6 percent for the first nine months of 2001 and for the full year 2001. For accidental death and dismemberment, persistency was 82.9 percent and 83.1 percent for the first nine months of 2002 and 2001, respectively, and 83.0 percent for the full year 2001. The amortization of deferred policy acquisition costs for the third quarter and nine months of 2002 includes $1.0 million and $9.2 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. The third quarter and first nine months of 2001 included $1.2 million and $9.5 million, respectively, of additional amortization, with the unfavorable variance of actual to expected terminations occurring primarily in the group life product line.

Group life reported an increase in income compared to the prior year comparable quarter and the second quarter of 2002. The improvement was attributable to a lower benefit ratio and an improved operating expense ratio. Submitted and paid claim incidence both decreased compared to the second quarter of 2002 but are slightly higher than the third quarter of 2001. The average paid claim size increased from the second quarter of 2002 as well as the third quarter of last year and is high relative to historical levels. Waiver incidence increased over the third quarter of 2001 but is lower than the last three quarters. Waiver recovery rates continued to increase as well. Group life third quarter and nine month 2001 results included a net increase in benefits of $3.0 million related to September 11, 2001.

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

Accidental death and dismemberment reported results for the third quarter of 2002 that were significantly below the amounts reported for the prior year third quarter and the second quarter of 2002. The third quarter 2002 benefit ratio for accidental death and dismemberment increased over both the second quarter of 2002 and third quarter of 2001. The increase in the benefit ratio was the result of higher incidence and an increase in the average paid claim size. The Company is discontinuing the sales of certain accidental death and dismemberment products but expects there may be continued volatility in this line of business. Third quarter and nine month 2001 results for accidental death and dismemberment included a net increase in benefits of $3.7 million related to September 11, 2001.

Income for group long-term care increased over the third quarter of 2001 and the second quarter of 2002. The improvement resulted primarily from increases in premium income and a decrease in the benefit ratio. Submitted claim incidence was down slightly from the second quarter of 2002 but continued to be elevated over 2001 levels. The new claim rate exhibited a similar pattern.

Individual Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Revenue
Premium Income
Individual Disability	$417.9	2.6%	$407.4	$1,241.2	0.2%	$1,238.6
Individual Long-term Care	60.1	28.1	46.9	168.1	29.2	130.1

Total Premium Income	478.0	5.2	454.3	1,409.3	3.0	1,368.7
Net Investment Income	252.8	7.4	235.3	722.3	5.6	684.0
Other Income	24.5	51.2	16.2	73.4	6.8	68.7

Total	755.3	7.0	705.8	2,205.0	3.9	2,121.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	534.5	8.5	492.6	1,544.9	7.7	1,434.9
Commissions	71.9	11.8	64.3	210.5	9.4	192.5
Deferral of Policy Acquisition Costs	(55.7)	6.5	(52.3)	(165.2)	2.1	(161.8)
Amortization of Deferred Policy Acquisition Costs	24.8	(7.5)	26.8	77.0	(1.9)	78.5
Amortization of Value of Business Acquired	10.0	(13.0)	11.5	29.6	(14.5)	34.6
Operating Expenses	99.1	(2.5)	101.6	302.1	(5.4)	319.3

Total	684.6	6.2	644.5	1,998.9	5.3	1,898.0

Income Before Federal Income Tax and Net Realized Investment Loss	$70.7	15.3	$61.3	$206.1	(7.7)	$223.4

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $36.4 million in the third quarter of 2002, up slightly when compared to $35.3 million in the third quarter of 2001. On a year-to-date basis, new annualized sales were $103.1 million in 2002 and $103.0 million in 2001. Management expects that sales in the individual disability line should benefit from the focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under “Employee Benefits Segment Operating Results.” Sales of multi-life business continues to increase, with approximately 73 percent of year-to-date sales related to multi-life cases, compared to 65 percent for the first nine months of 2001. The persistency of existing individual disability business continues to be stable.

Revenue was $685.6 million for the third quarter of 2002 compared to $651.4 million in the same period of 2001. Premium income increased 2.6 percent over the prior year third quarter, and net investment income increased 6.8 percent. Income in the individual disability line of business was $68.8 million in the third quarter of 2002 compared to $56.7 million in the third quarter of 2001. The benefit ratio for the third quarter of 2002 increased relative to the prior year third quarter but decreased from the second quarter of 2002. The interest adjusted loss ratio was 69.4 percent and 65.4 percent for the third quarter of 2002 and 2001, respectively. Submitted claim incidence was lower than the second quarter of 2002 and the third quarter of 2001, with decreases in many of the Company’s large market segments. Paid claim incidence also decreased from each of the prior four quarters. The claim recovery rate increased for the third quarter of 2002 relative to the second quarter of the year but remains below full year 2001. Payments to settle claims in litigation increased in the third quarter of 2002 compared to the third quarter of 2001 while the number of new lawsuits filed decreased. Individual disability results benefited from an improvement in the operating expense ratio relative to the third quarter of 2001, somewhat offset by a slight increase in the commission ratio.

For the first nine months, revenue was $2,008.5 million in 2002 and $1,969.2 million in 2001. Income was $203.3 million in 2002 compared to $213.8 million in 2001. The interest adjusted loss ratio increased to 66.5 percent for the first nine months of 2002 compared to 63.0 percent for the comparable prior year period and 63.6 percent for full year 2001. Included in the third quarter and nine month results for 2001 was an increase in net benefits of $10.0 million related to September 11, 2001.

The overall individual disability results continue to be negatively impacted by the business issued during the mid-1990s and prior years. The interest adjusted loss ratio for recently issued business is significantly below the ratio for the older block, even in the more poorly performing market segments and product lines. The business issued in the mid-1990s and prior experienced a significantly higher increase in the interest adjusted loss ratio during the first nine months of 2002 relative to 2001 than did the newer block of business. The higher interest adjusted loss ratio on the older business is driven by higher incidence and lower claim recoveries relative to more recently issued business. For the recently issued business, the majority of market segments experienced decreases in the interest adjusted loss ratios during the third quarter of 2002 compared to the second quarter of 2002 due to lower submitted incidence, but the ratios are higher than 2001. Most of the market segments in the recently issued business are still performing within expectations. The improvement in recently issued business reflects the substantial product, distribution, and underwriting changes made during that time period. The “Old” individual disability block generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. As discussed in the 2001 Annual Report on Form 10-K, the Company is reviewing internal and external alternatives, including reinsurance, for improving the overall results in its individual disability line of business, particularly as related to business issued prior to the mid-1990s.

Individual Long-term Care

Revenue for individual long-term care was $69.7 million, a 28.1 percent increase over the third quarter of 2001. Premium income increased $13.2 million for the third quarter of 2002 compared to the same period of 2001, primarily due to new sales growth. New annualized sales for long-term care were $16.6 million for the third quarter of 2002, compared to $13.1 million for the prior year third quarter. For nine months, sales were $44.4 million in 2002 and $38.6 million in 2001. Net investment income continues to increase due to the growth in invested assets supporting this line of business.

Income in the individual long-term care line of business decreased to $1.9 million for the third quarter of 2002 compared to $4.6 million for the same period of 2001 due to an increase in the benefit ratio. The benefit ratio increase was driven primarily by the increase in active life reserves resulting from higher policy persistency and lower claim resolutions. The new claim rate, weighted by reserve dollar, decreased from the second quarter of 2002 but was above the third quarter of 2001. The increase in the new claim rate over the prior year third quarter was driven by an increase in the average reserve size of new claims. Submitted incidence, by policy count rather than reserve dollar, decreased from the second quarter of 2002 as well as the prior year third quarter. The claim recovery rate decreased from the second quarter of 2002 and from the prior year third quarter. The commission and operating expense ratios both improved relative to the third quarter of 2001 and the second quarter of 2002.

For the first nine months, revenue and income in the individual long-term care line of business was $196.5 million and $2.8 million in 2002 compared to $152.2 million and $9.6 million in 2001.

Voluntary Benefits Segment Operating Results

(in million of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Revenue
Premium Income	$214.2	7.9%	$198.6	$627.7	6.4%	$589.8
Net Investment Income	31.2	(1.0)	31.5	90.1	(3.3)	93.2
Other Income	5.8	N.M.	1.4	12.4	51.2	8.2

Total	251.2	8.5	231.5	730.2	5.6	691.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	134.3	8.2	124.1	385.8	6.1	363.7
Commissions	51.5	19.2	43.2	151.2	15.1	131.4
Deferral of Policy Acquisition Costs	(54.7)	25.5	(43.6)	(160.8)	21.5	(132.4)
Amortization of Deferred Policy Acquisition Costs	35.4	12.0	31.6	105.5	13.2	93.2
Amortization of Value of Business Acquired	0.5	(16.7)	0.6	1.3	(23.5)	1.7
Operating Expense	42.5	11.3	38.2	126.4	9.4	115.5

Total	209.5	7.9	194.1	609.4	6.3	573.1

Income Before Federal Income Tax and Net Realized Investment Loss	$41.7	11.5	$37.4	$120.8	2.3	$118.1

N.M. = not a meaningful percentage

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, and cancer.

Revenue in the Voluntary Benefits segment increased to $251.2 million in the third quarter of 2002 from $231.5 million in the third quarter of 2001 due to an increase in premium income in the disability and life product lines. For the first nine months, revenue was $730.2 million and $691.2 million for 2002 and 2001, respectively. The increase in 2002 was attributable to sales growth and favorable persistency. New annualized sales for the third quarter and nine months of 2002 were $74.2 million and $234.0 million, compared to $66.4 million and $198.8 million for the comparable prior year periods. Management continues its efforts to increase sales through the sales initiatives discussed under “Employee Benefits Segment Operating Results.”

Income for the third quarter of 2002 was $41.7 million compared to $37.4 million in the third quarter of 2001. For the first nine months, income was $120.8 million and $118.1 million in 2002 and 2001. The overall third quarter 2002 benefit ratio for this segment increased from the second quarter of 2002 and was marginally higher than the third quarter of 2001. The life and disability product lines both reported an increase in the benefit ratio compared to the second quarter of 2002 and the prior year third quarter. Life paid claims, as well as the average claim size, were both up in the third quarter of 2002 compared to the third quarter of 2001. The individual short-term disability product reported an increase in claim incidence and average indemnity relative to the second quarter of 2002 and third quarter of 2001. The average claim duration also increased over the prior year third quarter and the second quarter of 2002.

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

Other Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30

	2002	% Change	2001	2002	% Change	2001

Revenue
Premium Income	$13.9	(61.8)%	$36.4	$34.8	(69.4)%	$113.6
Net Investment Income	38.0	(25.2)	50.8	119.9	(22.2)	154.1
Other Income	10.1	8.6	9.3	27.3	(39.6)	45.2

Total	62.0	(35.8)	96.5	182.0	(41.8)	312.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	43.6	(34.4)	66.5	125.2	(39.7)	207.6
Other Expenses	6.2	(62.2)	16.4	19.7	(69.5)	64.5

Total	49.8	(39.9)	82.9	144.9	(46.7)	272.1

Income Before Federal Income Tax and Net Realized Investment Loss	$12.2	(10.3)	$13.6	$37.1	(9.1)	$40.8

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

During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H. The transaction, in which reserves of approximately $323.8 million were ceded to the reinsurer, had an effective date of January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001.The reinsurance pools and management operations reported a loss of $0.7 million in the third quarter of 2002 compared to a $1.3 million loss for the comparable period of 2001. For the first nine months, results were a loss of $1.3 million for 2002 and income of $1.9 million for 2001. Premium income was $8.2 million compared to $24.0 million in the third quarter of 2001. On a year-to-date basis, premium income was $17.7 million in 2002 and $75.6 million in 2001. The premium income decline will continue as the Company exits from this business.

Other

Individual life and corporate-owned life, group pension, individual annuities, and other lines of business had revenue of $50.9 million and $61.2 million in the third quarter of 2002 and 2001, respectively, and $152.4 million and $184.2 million year-to-date for 2002 and 2001, respectively. Income was $12.9 million for the third quarter of 2002 and $14.9 million for the comparable period of 2001. For the first nine months, income was $38.4 million and $38.9 million in 2002 and 2001. Decreases in revenue and income are expected as these lines of business wind down.

Corporate Segment Operating Results

Revenue in the Corporate segment was $6.0 million in the third quarter of 2002 and $11.1 million in the third quarter of 2001. This segment reported a loss of $34.6 million in the third quarter compared to a loss of $36.4 million in the third quarter of 2001. Interest and debt expense was $42.9 million and $41.1 million in the third quarter of 2002 and 2001, respectively. During 2001, the amortization of goodwill was $5.3 million and $15.9 million in the third quarter and first nine months. Interest and debt expense is expected to increase relative to the prior year and first six months due to the issuance of two long-term debt offerings during the second quarter of 2002. See “Liquidity and Capital Resources” for further information on the debt offerings.

For the first nine months revenue was $29.4 million and $32.4 million in 2002 and 2001, respectively. Interest and debt expense was $120.0 million in 2002 compared to $128.1 million in 2001. The corporate segment reported a loss of $103.6 million and $123.3 million for the first nine months of 2002 and 2001, respectively. The improvement was due primarily to the reduction in interest and debt expense as well as the cessation of goodwill amortization.

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

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, third quarter 2002 net investment income increased 6.5 percent over the previous year third quarter and 5.3 percent year-to-date. The overall yield in the portfolio was 7.86 percent as of September 30, 2002, compared to 8.02 percent and 8.06 percent at the end of 2001 and 2000, respectively. The Company expects that the portfolio yield will continue to gradually decline, due to yields on new purchase activity, until the level of market rates increases. The Company is actively marketing selected properties in its real estate and mortgage loan portfolios for replacement with longer duration securities.

The Company reported a before-tax net realized investment loss of $70.3 million in the third quarter, $85.8 million in the second quarter, and $118.3 million in the first quarter of 2002. The third quarter loss was the net of gains of $13.6 million and losses of $83.9 million, including write-downs of $71.8 million on fixed maturity securities. Year-to-date, the Company’s before-tax net realized investment loss was $274.4 million, comprised of gross gains of $184.4 million and gross losses of $458.8 million, of which $402.2 million related to write-downs on fixed maturity securities. These write-downs were recognized as a result of management’s determination that the value of certain fixed maturity securities had other than temporarily declined during the applicable quarter of 2002, as well as the result of further declines in the values of fixed maturity securities that had initially been written down in a prior quarter. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Due to the current negative credit market environment and the associated economic uncertainty, the Company anticipates additional investment losses will occur during the remainder of 2002 and possibly extend into 2003.

Approximately 72 percent of the year-to-date 2002 write-downs occurred in the communications industry. The following list includes write-downs representing five percent or greater of the total year-to-date write-downs, the circumstances that contributed to the write-downs, and how those circumstances might cause impairments in other material investments held by the Company.

•
$51.1 million loss during the second quarter of 2002 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. This company had a solid investment grade rating until its parent company withdrew its support for the subsidiary and the subsidiary’s debt obligations in April 2002. Fixed maturity securities owned from another regulated subsidiary of the same parent have not been negatively impacted.

•
$27.8 million loss during the second quarter of 2002 on securities issued by a U.S. based global telecommunications company providing global voice and data services. It was discovered in June 2002 that the company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The company is under multiple investigations, and several senior officers of the company have been accused of committing major accounting fraud. The circumstances of this impaired investment have no impact on other investments.

•
$23.2 million loss during the first quarter of 2002 on securities issued by the holding company of a large national wholesale communications company after the company announced in February 2002 that it would restructure its balance sheet. The circumstances of this impaired investment have no impact on other investments.

•
$21.3 million loss during the third quarter of 2002 on securities issued by a United Kingdom cable and telephone company after the company announced in September 2002 that it would begin debt restructuring discussions with its creditors. The circumstances of this impaired investment have no impact on other investments.

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.5 billion and $2.3 billion as of September 30, 2002 and December 31, 2001, which are reported on a gross basis in the statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	September 30 2002	December 31 2001

Investment-Grade Fixed Maturity Securities	85.6%	85.1%
Below-Investment-Grade Fixed Maturity Securities	9.1	8.7
Equity Securities	—	0.1
Mortgage Loans	2.5	3.6
Real Estate	0.1	0.2
Other Invested Assets	2.7	2.3

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at September 30, 2002 included $26.1 billion, or 99.0 percent, bonds and $256.3 million, or 1.0 percent, redeemable preferred stocks. The following table shows the composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification
As of September 30, 2002

(in millions of dollars)

Classification	Carrying Value	Net Unrealized Gain (Loss)	Carrying Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Carrying Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain

Basic Industry	$2,452.5	$41.1	$623.5	$(138.3)	$1,829.0	$179.4
Canadian	716.1	139.2	—	—	716.1	139.2
Capital Goods	1,919.2	110.6	266.9	(77.2)	1,652.3	187.8
Communications	2,234.8	(203.9)	958.0	(306.2)	1,276.8	102.3
Consumer Cyclical	1,392.9	28.5	459.4	(59.7)	933.5	88.2
Consumer Non-Cyclical	2,402.7	256.6	197.2	(25.3)	2,205.5	281.9
Energy (Oil & Gas)	2,439.2	186.8	306.5	(97.4)	2,132.7	284.2
Financial Institutions	1,042.2	(37.7)	193.7	(154.6)	848.5	116.9
Mortgage/Asset Backed	5,468.3	673.4	27.2	(2.7)	5,441.1	676.1
Sovereigns	198.1	16.0	2.0	(2.5)	196.1	18.5
Technology	220.4	(29.8)	103.2	(41.4)	117.2	11.6
Transportation	1,021.4	45.7	170.7	(77.5)	850.7	123.2
U.S. Government Agencies & Municipalities	666.9	246.6	10.9	(4.7)	656.0	251.3
Utilities	3973.2	(24.4)	1,203.4	(269.2)	2769.8	244.8

Total	$26,147.9	$1,448.7	$4,522.6	$(1,256.7)	$21,625.3	$2,705.4

As of September 30, 2002 there were $2,705.4 million gross unrealized gains and $1,256.7 million gross unrealized losses in the fixed maturity bond portfolio, of which $965.7 million or 76.8 percent of those unrealized losses were concentrated in basic industry, communications, energy, financial institutions, and utilities. The Company’s analysis of risk factors relative to these industries is as follows:

Basic Industries: This sector is comprised of several cyclical, commodity-based industries, including sub-sectors of mining, chemicals, metals, and forest products. The down cycle in the economy has reduced demand for many of these commodities, and the combination of low prices, low capacity utilization, and, in some cases, high raw material prices continue to pressure many of the companies in these sub-sectors. When the economy improves, these cyclical businesses should recover, and the bonds issued by these companies should recover as well. The Company has held these sub-sectors through several economic cycles and has the ability and intent to hold these investments until they recover in value or reach maturity. The portfolio should also benefit from the Company’s credit selection process which seeks to avoid the riskier credits in these sub-sectors.

Communications: The communications sector experienced rapid growth and debt financed expansion following the Telecommunications Act of 1996, which encouraged new entrants and competition. By early 2001, supply greatly exceeded demand, and industry conditions deteriorated rapidly. The result has been numerous bankruptcies, some of which were in large world-class companies. These bankruptcies will result in lower cost structures, which will place additional pressure on the remaining companies. The Company’s strategy has been to focus on the top-tier companies and those with diversified product offerings. The Company expects conditions to remain difficult but show improvement as the economy recovers.

Energy: The Company’s energy exposure is primarily in integrated energy, independent oil and gas, refining, energy services, and select project finance investments. This industry is cyclical and driven by the supply and demand for oil and gas. In general, companies in this sector have held value fairly well as the lower volumes produced, due to a slower economy, were mostly offset by higher oil prices. Refiner’s margins have been weak due to the higher crude prices and lower prices on refined products. The weakest sub-sectors have been those investments in emerging markets. Although most of these investments have dollar-based products, political and regional economic developments add additional risk.

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets appear capable, in general, of withstanding the increased loan write-offs typically seen in past recessions. In addition to the telecommunications industry, which has been problematic for several quarters, banks are now experiencing more loan write-offs from the energy and utility industries. Finance companies, both consumer and commercial, can be expected to also experience an increase in non-performing receivables. The degree of the economic slowdown will be a key determinant of the amount of credit degradation in the financial services sector.

Utilities: This sector, which includes regulated electric utilities, gas transmission and distribution companies, and independent power projects, has been operating in a difficult environment since 2000. The California power crisis in 2000 and 2001 impacted both electric and gas providers outside of California as issues regarding energy trading and a flawed deregulatory model provoked national scrutiny. Enron’s bankruptcy filing in late 2001 exacerbated the issues and resulted in numerous negative rating agency actions as the agencies developed a stricter model for analyzing industry participants. This in turn has contributed to decreased financial liquidity for many of the national utilities and resulted in numerous proposed asset sales as companies attempt to restructure their balance sheets. The Company believes that this sector will stabilize over the intermediate term (one to two years) as the industry works its way through the issues and then improve as the economy rebounds and participants realize the benefits of their current restructuring initiatives.

Of the $1,256.7 million in gross unrealized losses at September 30, 2002, $393.9 million or 31.3 percent are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and should not be recognized as realized investment losses unless the securities are sold. The gross unrealized loss on below-investment-grade fixed maturity bonds was $862.8 million at September 30, 2002, or 68.7 percent of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2002.

Unrealized Loss on Fixed Maturity Bonds
Length of Time in Unrealized Loss Position
As of September 30, 2002

(in millions of dollars)

	Investment Grade		Below-Investment-Grade

	Total Carrying Value	Gross Unrealized Loss	Total Carrying Value	Gross Unrealized Loss

Less than 90 days	$575.2	$(44.4)	$512.6	$(141.1)
91 through 180 days	363.0	(50.3)	355.6	(178.6)
181 through 270 days	496.2	(84.2)	145.8	(99.6)
271 days to 1 year	69.6	(9.3)	119.6	(75.5)
Greater than 1 year	1,087.0	(205.7)	798.0	(368.0)

Total	$2,591.0	$(393.9)	$1,931.6	$(862.8)

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the related industry risk factors as well as factors specific to the security, including the significance of the decline in value, the time period during which there has been a significant decline in value, recoverability of principal and interest, the Company’s ability and intent to retain the security for a sufficient period of time for it to recover, market conditions, rating agency actions, offering prices, business prospects and trends of earnings, and any other key measures for the related security. For those fixed maturity securities with an unrealized loss and on which the Company has not recorded an impairment write-down, the Company believes that the decline in fair value below amortized cost is not other than temporary. Generally, the Company intends to hold all of its fixed maturity investments until maturity to meet its liability obligations.

The following is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2002.

Fixed Maturity Bonds – By Maturity
As of September 30, 2002

(in millions of dollars)

	Carrying Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss

Due in 1 year or less	$20.6	$(2.4)
Due after 1 year up to 5 years	282.3	(63.5)
Due after 5 years up to 10 years	1,178.3	(443.1)
Due after 10 years	3,014.2	(745.0)

Subtotal	4,495.4	(1,254.0)
Mortgage-Backed Securities	27.2	(2.7)

Total	$4,522.6	$(1,256.7)

As of September 30, 2002, the Company held 31 fixed maturity securities with a gross unrealized loss of $10.0 million or greater. These are as follows:

Gross Unrealized Losses $10.0 Million or Greater
As of September 30, 2002

(in millions of dollars)

Description of Issuer	Carrying Value	Unrealized Loss

U.S. Telecommunications Company	$47.4	$(35.5)
Principal Protected Equity Linked Note	47.2	(30.6)
Energy Services Company Engaged in Seismic Surveying and Floating Production	19.7	(29.3)
U.S. Based International Airline Company	33.8	(28.0)
Niche Chemical Company	53.5	(26.4)
Global Food and Beverage Packaging Manufacturer	36.6	(25.2)
Principal Protected Equity Linked Note	36.3	(24.7)
Notes Backed by a Pool of High Yield Bonds	7.9	(22.9)
U.S. Telecommunications Holding Company	40.9	(22.5)
Specialty Chemical Company	58.7	(21.4)
Gas Pipeline Company Serving Southern Half of Argentina	24.8	(20.3)
U.S. Telecommunications Service Provider Spun off from Parent	42.0	(19.3)
Fertilizer Joint Venture between Venezuelan Oil Company and U.S. Conglomerate	20.6	(16.9)
Senior Notes Backed by a Pool of High Yield Bonds	4.0	(16.0)
U.S. Cable and Telephone Company	3.9	(15.7)
U.S. Based Wholesale Data and Telecommunications Company	12.0	(14.9)
Facilities Based Telecommunications Company	43.3	(14.8)
United Kingdom Electric and Power Company	30.1	(14.7)
Senior Notes Backed by a Pool of High Yield Bonds	5.0	(13.5)
Senior Notes of a U.S. Cable Company	12.7	(13.0)
Subordinated Notes of a United Kingdom Utility	26.5	(12.9)
Senior Notes Backed by a Pool of High Yield Bonds	1.4	(12.6)
Paper and Building Products Company	33.9	(12.4)
U.S. Based Domestic Airline Company	11.9	(11.6)
Canadian Telecommunications Company	1.3	(11.6)
Energy Distribution, Generation, Trading, and Marketing Company	36.1	(11.5)
Group of Power Plants Selling Energy in the Northeast	33.4	(11.0)
Western Based Power Generator and Distributor	26.5	(10.4)
U.S. Based International Airline Company	27.5	(10.4)
U.S. Automobile Manufacturer with International Operations	67.1	(10.2)
Marketer of Electricity, Natural Gas, and Other Energy Products	10.0	(10.0)

If information becomes available that changes the Company’s assessment as to whether the Company will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. During the nine months ending September 30, 2002, the Company sold fixed maturity securities with a book value of $239.5 million for proceeds of $184.3 million, for a gross realized loss of $55.2 million. Losses representing five percent or more of the total are as follows:

The Company realized $34.0 million in losses on the sale of securities issued by a U.S. based global telecommunications company providing global voice and data services, representing 61.6 percent of the total realized investment loss on fixed maturity securities for the nine months ending September 30, 2002. This company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The price of this issuer’s securities dropped significantly in the second quarter of 2002 as the information became public. This company is under multiple investigations, and several senior officers of the issuer have been accused of committing major accounting fraud. These circumstances were significant enough for the Company to change its intent to hold these securities to maturity or recovery. The circumstances of this impaired investment have no impact on other investments. At the time of sale, this security had been continuously in an unrealized loss position for more than six months.

The Company realized $5.9 million in losses on the sale of securities issued by an energy services company engaged in offshore seismic surveying and floating production, representing 10.7 percent of the total realized investment loss on fixed maturity securities for the nine months ending September 30, 2002. Industry conditions in the energy sector, as previously described, had impacted profit margins, and the company lacked liquidity in the near-term. The Company sold the securities in order to lower its overall holding of securities issued by this company. At the time of sale, this security had been continuously in an unrealized loss position for more than six months.

The Company’s investment in mortgage-backed securities was approximately $4.8 billion and $3.8 billion on an amortized cost basis at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the mortgage-backed securities had an average life of 5.7 years and effective duration of 3.0 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at September 30, 2002, was $2,538.7 million, representing 9.1 percent of the carrying value of invested assets excluding ceded policy loans, below the Company’s internal limit for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,261.7 million at December 31, 2001, representing 8.7 percent of invested assets. The comparative increase resulted from downgrades of existing securities that were previously investment grade rather than the purchase of additional below-investment-grade securities.

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

During 2002 and 2001, the Company invested in three special purpose entity trusts that have underlying assets consisting of unaffiliated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and were reported at fair value in the condensed consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of these investments were $77.8 million and $112.0 million, respectively, at September 30, 2002 and $50.5 million and $58.1 million at December 31, 2001.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets based on quoted market prices. The fair value and amortized cost of this investment was $7.9 million and $30.9 million, respectively, at September 30, 2002, and $20.4 million and $46.0 million at December 31, 2001.

At September 30, 2002, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets, which are based on quoted market prices as well as the limited partnership capital balances. The fair value and amortized cost of this investment was $120.1 million and $127.6 million, respectively, at September 30, 2002, and $113.6 million and $122.6 million at December 31, 2001. At September 30, 2002, the Company had capital commitments of $15.2 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $680.4 million and $941.2 million at September 30, 2002 and December 31, 2001, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. One purchase money mortgage associated with the sale of real estate was added to the Company’s investment portfolio during the first nine months of 2002. For the years 2001 and 2000, the only additions were related to two purchase money mortgages associated with the sale of real estate. The Company sold mortgage loans with a book value of $95.1 million during the second quarter of 2002, resulting in a before-tax realized investment gain of $1.2 million.

At September 30, 2002 and December 31, 2001, impaired mortgage loans totaled $6.3 million and $13.1 million, respectively. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $5.5 million and $5.7 million at September 30, 2002 and December 31, 2001, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the nine and twelve months ended September 30, 2002 and December 31, 2001.

Real estate was $37.2 million and $51.8 million at September 30, 2002 and December 31, 2001, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $8.2 million at September 30, 2002, and $7.6 million at December 31, 2001.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management’s 2001 reviews of the overall mortgage loan portfolio and based on management’s expectations that delinquencies and problem loans would remain low, the valuation allowance on mortgage loans was reduced $10.5 million during 2001. The real estate valuation allowance was reduced $5.7 million during 2001 in conjunction with the sale of the associated property. No changes were made to the allowances during the first nine months of 2002. At September 30, 2002, the balance in the valuation allowances for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company’s exposure to non-current investments totaled $217.1 million at September 30, 2002 and $176.7 million at December 31, 2001, or 0.8 percent and 0.7 percent, respectively, of invested assets excluding ceded policy loans. These non-current investments are foreclosed real estate held for sale and fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments.

The Company has an investment program wherein it simultaneously enters into repurchase transactions and reverse repurchase transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions are with the same party and include a right of offset. As of September 30, 2002, the Company had $499.3 million face value of these contracts in an open position that were offset.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first nine months of 2002 involved current and forward interest rate swaps and forward contracts on credit spreads, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first nine months of 2002, the Company recognized net gains of $45.4 million on the termination of cash flow hedges and reported $42.1 million in other comprehensive income and $3.3 million as a component of realized investment gains and losses. The Company amortized $8.7 million of net deferred gains into net investment income during the nine months ending September 30, 2002. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $34.3 million at September 30, 2002. Additions and terminations, in notional amounts, to the Company’s hedging programs for the nine months ended September 30, 2002, were $743.6 million and $770.6 million, respectively. The notional amount of derivatives outstanding under the hedge programs was $1,098.1 million at September 30, 2002.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,183.9 million for the nine months ended September 30, 2002, as compared to $963.8 million for the comparable period of 2001.

The Company’s source of cash could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner. The Company believes that cash flows from operations will be sufficient for the next twelve months.

At September 30, 2002, the Company had short-term and long-term debt totaling $35.0 million and $2,132.7 million, respectively. The debt to total capital ratio was 29.3 percent at September 30, 2002 compared to 30.3 percent at September 30, 2001 and 29.8 percent at December 31, 2001. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the Company, was 27.5 percent at September 30, 2002 compared to 28.4 percent at September 30, 2001 and 28.0 percent at December 31, 2001.

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

On November 1, 2002, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3. The shelf registration statement will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, and warrants, from time to time, up to an aggregate of $1.5 billion. The shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

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

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities are split into five-year revolver and 364-day portions. At September 30, 2002, approximately $801.3 million was available for additional financing under the Company’s revolving credit facilities. The Company received a 90-day extension on the 364-day portion of the credit facilities which was to expire on October 29, 2002. In connection with this extension, the Company elected to reduce the size of the credit facilities from $1.0 billion to $750.0 million. The Company plans to renew the 364-day portion of the credit facilities prior to January 27, 2003, the expiration date for the 90-day extension. The Company’s commercial paper program has similarly been reduced in size to $750.0 million.

The credit facilities are available for general corporate purposes, including support of the Company’s $750.0 million commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries. The Company has been in compliance with all covenants of the credit facilities since their inception, with the exception of the limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries, for which it received a waiver for the first and second quarters of 2002 due to non-compliance. The Company’s statutory earnings improved during the second quarter and returned to historical levels in the third quarter of 2002, but the covenant stipulates that the most recent twelve month period be used for the statutory earnings test. On August 13, 2002, in connection with the waiver received for the second quarter, the credit facilities were amended to reflect adjusted required levels of consolidated statutory earnings in the calculation of this covenant through 2002 and adjusted required levels of the ratio of senior debt to consolidated statutory earnings through 2003. The Company is currently in compliance with all covenants of the credit facilities. As previously discussed, if the Company records a pension related non-cash charge to stockholders’ equity within the currently anticipated range of $29.0 to $177.0 million, the Company will continue to be in compliance with the covenants of its senior revolving credit facilities.

During 2000, the Company issued $200.0 million of variable rate notes in a privately negotiated transaction. The notes were used to refinance other short-term debt and had a weighted average interest rate of 7.52 percent during the first quarter of 2001. The notes matured in April 2001.

During the second quarter of 2002, the Company’s board of directors authorized a common stock repurchase program of up to $100.0 million over the next year at prices not to exceed market value. The stock purchases will be used in connection with the Company’s benefit and compensation plans and for other corporate purposes and can be made through the open market or privately negotiated transactions. Under this program, the Company acquired approximately 1.8 million shares of its common stock in the open market during the second quarter at an aggregate cost of approximately $45.0 million. It is not anticipated that further repurchases will be made under the program.

Contractual debt and Company-obligated mandatorily redeemable preferred securities commitments at September 30, 2002 are as follows (in millions of dollars):

	Payments Due by Period

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Short-term Debt	$35.0	$35.0	$—	$—	$—
Long-term Debt	2,132.7	198.7	20.0	227.0	1,687.0
Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	—	—	—	300.0

Total	$2,467.7	$233.7	$20.0	$227.0	$1,987.0

Commercial paper debt of $198.7 million was classified as long-term at September 30, 2002 because the Company has the ability through the senior revolving credit facilities to convert this obligation into long-term debt.

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement, as amended, was $160.5 million at September 30, 2002, with no annual payment expected to exceed $58.4 million.

As previously discussed, at September 30, 2002, the Company had capital commitments of $15.2 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $15.4 million to fund certain of its private placement securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

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

On August 23, 2002, Moody’s placed the Company’s credit ratings on review for possible downgrade, primarily as a result of concern about the level of statutory capital at the Company’s insurance subsidiaries, including their exposure to troubled credits and resulting realized investment losses.

On August 29, 2002, AM Best affirmed the commercial paper rating of the Company and the financial strength ratings of the Company’s primary insurance subsidiaries but downgraded the senior debt rating of the Company from a- to bbb+ as a result of the statutory realized investment losses incurred during the first half of 2002.

The table below reflects the current debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best
UnumProvident Corporation
Senior Debt	A- (Strong)	Baa2 (Medium Grade)	A- (High Credit Quality)	bbb+ (Adequate)
Commercial Paper	A-2 (Good)	Prime-2 (Strong Ability)	F2 (Good Credit Quality)	AMB-2 (Acceptable)
U.S. Insurance Subsidiaries
Provident Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A (Excellent)
Unum Life of America	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
First Unum Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Colonial Life & Accident	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Paul Revere Life	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)
Paul Revere Variable	AA- (Very Strong)	A2 (Good Financial Security)	AA- (Very Strong)	A (Excellent)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2001. During the first nine months of 2002, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 6 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 5.	OTHER INFORMATION

On November 11, 2002, Senator George J. Mitchell notified the Company of his intention to resign from the Company’s Board of Directors effective November 15, 2002, to enable him to devote more time to other commitments.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits

Exhibit 10.1	Third amendment to the 364-Day Credit Agreement, dated as of October 29, 2002 (the “Amendment”), amending the 364-Day Credit Agreement dated as of October 31, 2000 (the “Credit Agreement”), by and among the Company and the various financial institutions parties thereto (collectively, the “Banks”), Citicorp USA, Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, Bank of Tokyo-Mitsubishi Trust Company and JP Morgan Chase Bank, as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent for the Banks.
Exhibit 12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
Exhibit 12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 15	Letter re: Unaudited interim financial information

(b)      Reports on Form 8-K

Form 8-K filed on August 6, 2002 reporting second quarter 2002 financial results.
Form 8-K/A filed on August 8, 2002 correcting August 6, 2002 Form 8-K correcting a printing error in the description of the press release.
Form 8-K filed on August 13, 2002 reporting the filings of the statements under oath and the certifications of executive officers.
Form 8-K filed on November 1, 2002 reporting the Company’s intention to file a Form S-3 shelf registration statement with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation (Registrant)

Date: November 13, 2002	/s/J. HAROLD CHANDLER

J. Harold Chandler Chairman, President, and Chief Executive Officer

Date: November 13, 2002	/s/ ROBERT C. GREVING

Robert C. Greving Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, J. Harold Chandler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UnumProvident Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ J. HAROLD CHANDLER

J. Harold Chandler Chairman, President, and Chief Executive Officer

I, Robert C. Greving, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UnumProvident Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ROBERT C. GREVING

Robert C. Greving Senior Vice President and Chief Financial Officer