Form 10-K
period 2002-12-31
UNUMPROVIDENT CORP
filed 2003-03-31
CIK 5513

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

Commission file number 1-11834

UnumProvident Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1598430 (I.R.S. Employer Identification No.)

1 FOUNTAIN SQUARE
CHATTANOOGA, TENNESSEE 37402
(Address of principal executive offices)

423.755.1011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $0.10 par value 6.75% Notes, due 2028	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

As of June 28, 2002, the aggregate market value of the shares of the registrant’s common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $5.2 billion*. As of March 18, 2003, there were 241,644,012 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 28, 2003, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2002.

______________

       *    Calculations based on most recent publicly available information and reasonable direct inquiry by the registrant.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. UnumProvident Corporation, together with its subsidiaries, unless the context implies otherwise, (the Company) claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•         Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

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

•         Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract could have material effects on results.

•         Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•         Sales growth may be less than planned, which could affect revenue and profitability.

•         Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•         Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•         General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•         Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and negatively affect results.

•         Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•         Rating agency actions, state insurance department actions, and negative media attention may adversely affect the Company’s business.

•         Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins.

•         The level and results of litigation may vary from prior experience.

•         Events or consequences relating to terrorism and acts of war, both domestic and foreign may adversely affect the Company’s business and may also affect the availability and cost of reinsurance.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained herein in Item 1.

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

EXPLANATORY NOTE

As described in a press release issued by the Company on March 24, 2003 (which release was furnished as an exhibit to the Company’s Form 8-K on the same day), the Company recently resolved various accounting and disclosure comments from the Securities and Exchange Commission’s (SEC’s) Division of Corporation Finance. One of the comments addressed the fair value used to determine the amount of other than temporary impairments on fixed maturity securities. During 2001 and 2000, the Company recorded other than temporary impairments on certain of its fixed maturity securities based on values that included their quoted market prices, as well as to give effect to analysis by the Company with respect to certain issuers of securities that perhaps was not reflected in those market prices. After discussions with the SEC, the Company has concluded that not relying solely on quoted market prices for its other than temporary impairment charges was an erroneous interpretation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has included such restatements in this Form 10-K for the year ended December 31, 2002. The non-cash adjustments did not impact the Company’s total stockholders’ equity in any period because the Company had already recorded the unrealized effect of the decreased market value of its fixed maturity securities through stockholders’ equity in the appropriate periods. For further information, see Note 1 of the “Notes to Consolidated Financial Statements.”

In addition, the SEC staff requested that the Company add certain disclosures. The consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain additional disclosures as appropriate to respond to these requests.

PART I

ITEM 1.          BUSINESS

General

The Company, a Delaware general business corporation, is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and, to a limited extent, in certain other countries around the world. The Company’s principal operating subsidiaries are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial). The Company, through its subsidiaries, is the largest provider of group and individual disability insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

The Company is the surviving corporation in the merger on June 30, 1999 of Provident Companies Inc. (Provident), the leading individual disability insurance provider in North America, with Unum Corporation (Unum), the leading group disability insurance provider.

During the years preceding the merger, both Provident and Unum pursued strategies of divesting non-core businesses and leveraging their respective disability insurance expertise. In Provident’s case, this strategy was the continuation of a new business focus initiated in 1993. Provident successfully undertook a number of major initiatives in pursuing this strategy prior to the merger with Unum, including exiting the group medical business; winding down its guaranteed investment contracts (GICs) business; repositioning its investment portfolio; restructuring its marketing and distribution channels, along with the support areas of product development, underwriting, and claims, to better reach and serve individual and employee benefits customers; strengthening its claims management procedures and return-to-work capabilities in the disability income insurance business; and, restructuring its disability income products to discontinue over a reasonable period the sale of policies which combined noncancelable contracts with long-term own-occupation provisions and to offer in their place an income replacement contract with more reasonable limits and better pricing for elective provisions.

In addition, Provident acquired The Paul Revere Corporation (Paul Revere) and GENEX Services, Inc. (GENEX) in early 1997 and disposed of certain non-core lines of business. These actions strengthened Provident’s disability insurance capabilities and enabled Provident to offer a comprehensive and well-focused portfolio of products and services to its customers. From 1989 through 1997 Paul Revere was the largest provider of individual disability insurance in North America on the basis of in-force premiums. By combining Paul Revere’s operations with those of Provident, Provident realized significant operating efficiencies, including leveraging both companies’ knowledge of disability risks, specialized claims and underwriting skills, and sales expertise. Provident also realized cost savings as a result of combining the corporate, administrative, and financial operations of the two companies. GENEX provides specialized skills in disability case management and vocational rehabilitation that advance the goal of providing products that enable disabled policyholders to return to work.

As it continued to assess acquisition opportunities that could complement its core business, Provident also continued to assess and exit non-core lines. In 1997, Provident transferred its dental business to another insurer. During 1998, Provident reinsured substantially all of its in-force medical stop-loss insurance business. Also during 1998, Provident sold its in-force individual and tax-sheltered annuity business. The transaction did not include Provident’s block of GICs or group single premium annuities (SPAs), which continued in a run-off mode.

In the years prior to the merger Unum also pursued a strategy it had adopted after its demutualization in 1986 of focusing on its core disability businesses. In 1990, Unum acquired Unum Limited, the leading disability insurer in the United Kingdom. In 1993, Unum merged with Colonial Companies, Inc., the parent company of Colonial, a leader in payroll marketing of supplemental insurance, focused on accident, cancer, and a range of life insurance products. In 1996, Unum sold its group tax-sheltered annuity (TSA) business.

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

Subsequent to the merger, the Company continued to enter into transactions designed to more closely focus its operations on its core businesses. During 1999, the Company completed the sale of certain divisions of the North American reinsurance management operations of D&H and the reinsurance of the Company’s risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd’s, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd’s underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd’s reinsurance syndicates.

During 2000, the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company’s insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Separately, the Company reinsured on a 100 percent indemnity coinsurance basis the future claim payments on long duration group long-term disability claims in Paul Revere Life which were incurred prior to January 1, 1996. The Company also entered into a reinsurance agreement under which Unum America now cedes, through a net quota share reinsurance agreement, 50 percent of the group life volume above Unum America’s aggregate retention limit.

During 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H, effective January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. The acquisition enhances customer service by offering internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI will improve GENEX’s ability to service its customers, in turn benefiting the Company’s insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company’s general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

During 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis. This acquisition should strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

The Company’s insurance subsidiary in the United Kingdom, Unum Limited, entered into an agreement during 2002 with Sun Life Financial of Canada (Sun Life) to acquire Sun Life’s United Kingdom group income protection business together with the renewal rights to the group life business. The transaction closed in the first quarter of 2003.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion.

Business Strategies

The Company’s objective is to grow its business and further enhance profitability by providing:

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

The Company’s broad portfolio also includes individual income protection products that help protect individual customers and their families from the financial effects of accidents or illnesses. The products feature choices suited to different ages, incomes, family needs, and lifestyles. Long-term care insurance is also offered as a lifestyle protection solution product.

In order to give the appropriate focus to these three primary business markets, the Company has established national practice groups to focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company’s sales force as well as representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts.

Benefits Emphasizing Return to Work

The Company’s organization and range of offerings are designed to help employers better manage lost time from the workplace and improve productivity.

Impairment-based Claims Management with a Clinical Focus: The Company has made considerable investments in clinical resources and created a specialty process for handling long-duration claims based on the type of injury or illness. This process is designed to promote return-to-work and absence management.

Return-to-Work (RTW) Program Planning: The Company offers a combination of web-based resources and access to RTW planners to provide employers opportunities to impact their workplace productivity by strategically designing and formalizing RTW programs. Some customers using the Company’s customized RTW program have experienced a significant reduction in lost work days and medical costs.

Family Medical Leave Act (FMLA) Absence Management: Offering administration and compliance for complex FMLA and state leave regulations, the Company’s FMLA services unit can help employers improve absence management.

Integrated Disability Management: By combining the Company’s early intervention, rehabilitation, and cost containment resources with the worker’s compensation provider a customer chooses, employers are offered the benefit of integrated reporting and disability case management.

Comparative Reporting and Analysis: With web-based access to the Company’s disability database, group customers can compare their claim results with those of peer companies to allow analysis of trends in their claim experience with others in their industry. This provides them with a tool to focus on changes in plan design or internal corporate policies needed to promote return-to-work.

Highly Responsive Service for Customers and their Advisors

The Company is committed to providing a high quality service experience for all customers and their advisors. Through a variety of technology tools and trained service professionals, the Company offers a service environment designed to be responsive, timely, and committed to service excellence.

The Company has a suite of services in place to support customers and their advisors. For advisors, the Company offers internet-based portal access to work in process and marketing materials. Dedicated service professionals respond to requests for individual sales proposals. Dedicated account management service professionals in local sales offices assist both advisors and customers in plan design, contract implementation, and service delivery. For advisors, the Company offers technology and call center supported contracting and compensation administration services that are designed to make it easy to do business.

The Company’s employer customers are assigned service professionals in local sales offices to support and address their implementation and ongoing service needs. Larger employer customers are also assigned Return-to-Work Services (claims management and return-to-work services) account managers located in the home office who can provide support for several ongoing programs. There are regional service teams that manage the administration of the account, including contracts, booklets, and billing. The Company offers a wide array of electronic services, including its BenefitManager webpage, electronic booklets and billing, enrollment options including the internet and interactive voice response, and call centers dedicated to enrollment support. Employer customers have access to a local service specialist regardless of size. Larger cases with more than 2000 insured lives have a wider array of technology tools as well as dedicated national practice account managers available to service the account in the local sales office. The national practice account managers are complemented with home office based account managers when the needs of the customer dictate this solution. The Company offers technology enabled call center access to service professionals who are connected via a common voice technology network. The Company’s service offerings also include web-enabled, self-service benefit administration solutions for employers and their employees.

Reporting Segments

The Company is organized around its customers, with reporting segments that reflect its major market segments: Employee Benefits, Individual, and Voluntary Benefits. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, group long-term care, accidental death and dismemberment coverages, and the results of managed disability. The Company’s Individual reporting segment includes individual disability and individual long-term care. The Voluntary Benefits segment includes products sold to employees through payroll deduction at the workplace. These products include life and health insurance, primarily disability, accident and sickness, critical illness, and cancer. The Other operating segment includes results from products no longer actively marketed, including individual life, corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion of the Company’s reporting segments.

Employee Benefits

The Employee Benefits segment includes the results of group products sold to employers for the benefit of employees and the results of managed disability, primarily GENEX. Group long-term and short-term disability comprises the majority of the segment, with $2,914.5 million of premium income in 2002. Group life generated $1,443.4 million of premium income in 2002.

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

Premiums for group disability insurance are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit.Some cases carry experience rating provisions. Premiums for experience rated group disability business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. The Company also offers accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer.

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

Group life insurance consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses. The Company also markets several group benefits products and services including accident and sickness indemnity and accidental death and dismemberment policies.

Group long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits begin after a waiting period, generally 90 days or less. Long-term care insurance is marketed on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

GENEX provides specialized skills in disability case management and vocational rehabilitation to assist disabled claimants to return to work. GENEX provides a full range of disability management services, including workplace injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. In addition to its historical focus on the worker’s compensation market, GENEX and the Company are working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. GENEX plays an increasingly significant role in helping the Company to manage its own exposure to individual and group disability claims.

Individual

Individual disability comprises the majority of the Individual segment, with $1,661.0 million of premium income in 2002.Individual long-term care premium income totaled $232.4 million in 2002.

Individual disability is offered primarily to multi-life employer groups and also on a single customer basis. Individual disability income insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability income policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. The Company also markets individual disability income policies which include payments for transfer of business ownership and business overhead expenses. Individual disability income products do not provide for the accumulation of cash values.

Premium rates for these products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, policy related expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company’s underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

The majority of the Company’s in-force individual disability income insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels.

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

The Company also offers lifelong disability coverage for loss of income due to injury or sickness on a guaranteed renewable basis, with the right to reprice in-force policies subject to regulatory approval. Lifelong disability coverage provides benefits and transitional support for moderate disabilities, with greater benefits for severe disabilities. Common options include additional coverage for catastrophic injury or illness and an option to convert to a long-term care policy at retirement age.

The Company developed a new individual disability product portfolio during 2000 that utilizes a modular approach offering customers a range of product options and features. This portfolio includes return-to-work incentives and optional long-term care conversion benefits and/or benefits for catastrophic disabilities.

Individual long-term care is offered on a single customer basis and to smaller employer groups and is marketed on a guaranteed renewable basis. Individual long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” and the insured’s requirement of standby assistance or cognitive impairment. Payment options include both an indemnity basis as well as a reimbursement model, up to a lifetime maximum. Benefits start after a waiting period, generally 90 days or less. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Voluntary Benefits

The Voluntary Benefits segment includes a broad line of products sold to groups of employees through payroll deduction at the workplace. These products include life and health insurance. Premium income for this segment totaled $845.7 million in 2002.

The life insurance products principally include universal life, interest-sensitive whole life, and term insurance. The Company markets accident and sickness policies that provide benefit payments for disability income, death, dismemberment, or major injury and are designed to supplement social security, worker’s compensation, and other insurance plans. The Company markets cancer insurance policies designed to provide payments for hospitalization and scheduled medical benefits, as well as lump sum specified critical illness coverage. The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pre-tax basis, eliminating the Company’s ability to continue marketing its products this way. However, the Company believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

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

During 1999, the Company concluded that the reinsurance pools and management operations were not solidly aligned with the Company’s strength in the disability insurance market. The Company decided to exit these operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. In 1999, the Company sold the reinsurance management operations of its A&H and LTC reinsurance facilities and reinsured the Company’s risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd’s, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd’s underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd’s reinsurance syndicates. During 2001, the Company entered into an agreement to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group disability reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc. The Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility during 2001.

The Company no longer markets group pension products, but continues to service its block of existing business. The Company previously marketed GICs for use in corporate tax-qualified retirement plans and group SPAs, used primarily as funding vehicles when defined benefit pension plans are terminated.Under SPAs, the Company received a one-time premium payment and in turn agreed to pay a fixed monthly retirement benefit to specified employees.

As previously discussed, the Company reinsured its individual life and corporate-owned life insurance during 2000, its in-force individual and tax-sheltered annuity business during 1998, and its group tax-sheltered annuity business during 1996.

Corporate

The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business.

Reinsurance

The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. In general, the maximum amount of risk retained by the Company and not reinsured is $500,000 on any group or individual life policy and $500,000 on group and individual accidental death insurance. The amount of risk retained by the Company on individual disability income products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, the Company does not reinsure group or individual disability policies issued subsequent to 1999.

The Company’s catastrophic reinsurance coverage for the year 2003 limits its exposure under life, accidental death and dismemberment, and disability policies for any accident involving three or more lives in a single event. The 2003 catastrophic reinsurance provides worldwide coverage for all life, accidental death and dismemberment, and disability insured risks with a $50.0 million deductible. Coverage for 2003 includes risk sharing of 100 percent of the direct claims above the $50.0 million deductible, but less than $100.0 million, and 60.5 percent of the direct claims over $100.0 million but less than $150.0 million. The 2002 catastrophic reinsurance provided worldwide coverage for all life and disability insured risks with a $20.0 million deductible. Coverage for 2002 included risk sharing of 28 percent of direct claims above the $20.0 million deductible, but less than $50.0 million, 100 percent of direct claims over $50.0 million but less than $100.0 million, and 25 percent of direct claims over $100.0 million but less than $150.0 million. For both years, coverage is provided for all catastrophic events, including acts of war and terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

For ceded reinsurance agreements wherein the Company remains primarily liable to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, and consideration of the need for collateral, such as letters of credit or trust agreements. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 2002 relates to approximately 347 reinsurance relationships. Five major relationships account for approximately 79 percent of the reinsurance receivable at December 31, 2002, and are all companies rated A or better by A.M. Best Company and are fully securitized by letters of credit, investment-grade fixed maturity securities held in trust, and/or through agreements where the ceding company retains the assets in its general account. Virtually all of the remaining 21 percent is reinsured with companies rated A- or better by A.M. Best Company, or with overseas entities that have equivalent ratings and/or are backed by letters of credit or trust agreements. Two companies with B++ ratings hold less than one percent of the reinsurance receivable.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion of the Company’s reinsurance activities.

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

The reserves reported in the Company’s financial statements contained herein are calculated based on generally accepted accounting principles followed in the United States (GAAP) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods.

The assumptions on which reserves are based are intended to represent a conservative view of experience for the period that policy benefits are payable. If actual experience is not less favorable than the reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include disability claim incidence rates, disability claim recovery rates, mortality rates, policy persistency, and interest rates. The Company periodically reviews its experience and updates its policy reserves for new issues and reserves for all claims incurred, as it believes appropriate.

The consolidated statements of income include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments.

For further discussion of reserves, refer to the critical accounting policies and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Investments

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. The Company’s investment portfolio was $31.2 billion, or over 68 percent of total assets, at December 31, 2002, and net investment income for 2002 was over 21 percent of the Company’s total revenue, excluding realized investment losses. Refer to “Risk Factors – Investments”, the investment section in“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 3 and 4 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for information on the Company’s investments and derivative financial instruments.

Competition

There is intense competition among insurance companies for the individual and group insurance products of the types sold by the Company. At the end of 2002, there were over 1,800 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. In the individual and group disability markets, the Company competes in the United States and Canada with a limited number of major companies and regionally with other companies offering specialty products. The Company’s principal competitors in the voluntary benefits market and in the employee benefits market for group life and long-term care products include the largest insurance companies in the United States.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. The Company competes with other companies in attracting and retaining independent agents and brokers to actively market its products. The principal competitive factors affecting the Company’s business are integrated product choices, price, and quality of customer service and claims management.

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulation and supervision in jurisdictions in which they do business, primarily for the protection of policyholders. Although the extent of such regulation varies, insurance laws generally establish supervisory agencies with broad administrative powers including: granting and revocation of licenses to transact business; establishing reserve requirements; setting the form, content, and frequency of required financial statements; the licensing of agents; the approval of policy forms; prescribing the type and amount of investments permitted; and, in general, the conduct of all insurance activities. The Company’s insurance subsidiaries must meet the standards and tests for investments promulgated by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators. The Company’s domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can cover other subjects an examining state may be interested in reviewing. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of producers, as well as underwriting, claims, and customer service practices to determine compliance with state laws. One area of increased examination activity for the Company during 2002 and into 2003 has been market conduct, specifically the disability claim handling policies and practices of the Company’s insurance subsidiaries, and these examinations generally involve a review of complaints from policyholders on a range of subjects and a review of individual disability claim files.

The insurance holding company laws and regulations of the states of Maine, Tennessee, Massachusetts, South Carolina, and New York require the registration of and periodic reporting of financial and other information about operations, including intercompany transactions within the system, by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. The Company is registered under such laws as an insurance holding company system in Maine, Tennessee, Massachusetts, South Carolina, and New York. In addition, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws. The Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business, including the United Kingdom, Canada, Bermuda, Japan, and Argentina.

Most states, including the states in which the Company’s insurance subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to the Company and its insurance subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its parent, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its parent without the prior approval of the insurance regulators in the states in which the Company and its insurance subsidiaries are domiciled will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulator; (ii) prohibition of voting of such shares; and, (iii) other actions determined by the relevant insurance regulator.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of the Company might consider to be desirable.

Risk-based capital (RBC) standards for life insurance companies have been prescribed by the National Association of Insurance Commissioners (NAIC) and adopted in whole or in substantially similar form by all states. The RBC calculation set forth in these laws, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium, and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for those items having lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action, ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for the Company’s insurance subsidiaries, measured at December 31, 2002, were above the ranges that would require regulatory action. See further discussion under “Risk Factors - Capital Adequacy” as follows and under “Liquidity and Capital Resources” contained herein in Item 7. Also see Note 15 of the “Notes to Consolidated Financial Statements” for a discussion of permitted statutory accounting principles.

On November 26, 2002 the Terrorism Risk Insurance Act of 2002 (TRIA) was signed into law. The TRIA creates a Federal program, currently intended to operate through December 31, 2005, that provides for shared public and private compensation for insured property and casualty losses resulting from acts of terrorism. A central purpose of this program is to ensure continued availability and affordability of property and casualty insurance for terrorism risks. In addition, the program provides a period during which the insurers writing such coverages can resume pricing of such insurance and build capacity to handle future losses, while preserving state insurance regulation and consumer protections. None of the Company’s insurance subsidiaries sell property and casualty insurance products, the type of insurance policies to which the majority of TRIA is addressed.

One portion of TRIA calls for a study as to whether adequate and affordable catastrophic reinsurance coverage for acts of terrorism is available to life insurers in the United States that issue group life insurance, and the extent to which the threat of terrorism is reducing the availability of group life insurance coverage for consumers in the United States. If the study should find that such coverage is not or will not be reasonably available to both such insurers and consumers, the Secretary of the Treasury may order that TRIA be applied to providers of group life insurance. In addition, such restrictions, limitations, or conditions with respect to financial assistance provided as may be necessary or desirable will be put into place by the Secretary of the Treasury in consultation with the NAIC.

Besides the group life insurance study, TRIA also requires the Secretary of the Treasury to consult with the NAIC, representatives of the insurance industry, and other experts in the insurance field on the potential effects of terrorism on the availability of life insurance and other lines of insurance coverage, including personal lines. The Secretary of the Treasury is to send a report on the results of this study to Congress not later than August 26, 2003. TRIA will not apply, if ever, to these coverages until after the studies and reports mandated by TRIA are completed. Therefore, it is not possible at this time to determine whether TRIA will apply to the operations of the Company’s insurance subsidiaries. Availability and affordability of the group life coverages underwritten by the Company’s insurance subsidiaries has not been materially affected since passage of TRIA. The Company’s insurance subsidiaries have experienced increased prices and deductibles for catastrophe reinsurance purchased but availability has not materially decreased since passage of TRIA.

Risk Factors

Any one or more of the following factors may cause the Company’s actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1.

Reserves

The Company maintains reserves for future policy benefits and unpaid claims expenses which include policy reserves and claim reserves established for its individual disability insurance, group insurance, and individual life and accident and health insurance products. Policy reserves represent the accumulation of the premiums received that are set aside to provide for future benefits and expenses. Claim reserves are established for future payments and associated expenses not yet due on claims already incurred, primarily relating to individual disability and group disability insurance products. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by the Company using actuarial and statistical procedures. There can be no assurance that any such reserves would be sufficient to fund future liabilities of the Company in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors), persistency, mortality, and interest rates used in calculating the reserve amounts.

Capital Adequacy

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the private rating agencies.

Effective in 1993, the NAIC adopted an RBC formula, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuation, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. In 2001 the NAIC adopted revisions to the individual and group disability RBC formula associated with the risk of loss from adverse mortality and morbidity experience. These formula revisions, which were effective December 31, 2001, resulted in a reduction to the minimum risk-based capital requirements for the Company’s group disability business. The change in the risk-based capital requirements for individual disability was not significant.

Disability Insurance

Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, work ethics, motivation, stability, and mores can significantly affect the demand for and underwriting results from disability products. The climate and the nature of competition in disability insurance have also been markedly affected by the growth of social security, worker’s compensation, and other governmental programs in the workplace.

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

The pricing actions available in the individual disability market differ between product classes. The nature of that portion of the Company’s outstanding insurance business that consists of individual noncancelable disability policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on in-force business due to changes resulting from such factors. Guaranteed renewable contracts can be repriced to reflect external factors, but rate changes cannot be implemented as quickly as in the employee benefits market.

Disability insurance products are important products for the Company. To the extent that disability products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.

Group Life Insurance

Group life insurance may be affected by many factors, including the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, the Company’s risk selection process, the ability of the Company to retain employer groups with lower claim incidence rates, and the geographical concentration of employees. Claim incidence is also influenced by events such as the September 11, 2001 tragedy, which may affect the availability of reinsurance coverage. Changes in any of these factors may adversely affect the results of the Company.

Investments

The Company maintains an investment portfolio that consists primarily of fixed income securities.The quality and/or yield of the portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer, changes in market conditions, changes in interest rates, changes in foreign exchange rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, or a change in the issuer’s marketplace may adversely affect the Company’s ability to collect principal and interest from the issuer.

The investments held by the Company’s insurance subsidiaries are highly regulated by specific legislation in each state that governs the type, amount, and credit quality of allowable investments. Legislative changes could force the Company to restructure the portfolio in an unfavorable interest rate or credit environment, with a resulting adverse effect on profitability and the level of statutory capital.

The Company uses derivative instruments that are hedging in nature. The Company’s profitability may be adversely affected if a counterparty to the derivative defaults in its payment. This default risk is mitigated by cross-collateralization agreements.

Industry Factors

All of the Company’s businesses are highly regulated and competitive. The Company’s profitability is affected by a number of factors, including rate competition, frequency and severity of claims, lapse rates, government regulation, interest rates, and general business considerations. There are many insurance companies which actively compete with the Company in its lines of business, some of which are larger and have greater financial resources than the Company, and there is no assurance that the Company will be able to compete effectively against such companies in the future.

In 1974 Congress passed the Employee Retirement Income Security Act (ERISA). The purpose of ERISA was to reserve for federal authority the sole power to regulate the field of employee benefits. ERISA eliminated the threat of conflicting or inconsistent state and local regulation of employee benefit plans. In doing so, ERISA pre-empted all state laws except those that specifically regulated the business of insurance. ERISA also provides an exclusive remedial scheme for any action brought by ERISA plan participants and beneficiaries. ERISA has allowed plan administrators and plan fiduciaries to efficiently manage employee benefit plans in the United States. Most group long-term and short-term disability plans administered by the Company are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations could adversely affect the risk of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability.

The modernization of the financial services industry as a result of the Gramm-Leach-Bliley Act of 1999 may also affect the future prospects of the Company. This legislation eliminated many federal and state barriers to affiliation among banks and securities firms, insurers, and their financial service providers. At the same time, the legislation increased the separation between financial service providers and other non-financial companies. The major effects, other than the potential for increased competition, included new federal privacy rules, a requirement that states enact uniform laws and regulations governing the licensure of individuals and entities authorized to solicit the purchase of insurance within and outside a state, and authority given to promulgate regulations granted to numerous federal agencies.

Debt and Financial Strength Ratings

Each of the Company’s insurance subsidiaries is rated by the four nationally recognized ratings agencies (Standard & Poor’s Corporation, Moody’s Investors Service, Fitch, Inc., and A.M. Best Company). These four agencies assign a financial strength rating to each subsidiary which reflects the agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Changes in ratings may have an effect on the Company’s ability to grow sales and renew existing business. Changes in the Company’s debt ratings, which are determined on a consolidated basis, may have an effect on the Company’s ability to raise capital or its cost of capital.

Selected Data of Segments

For information regarding the operations of segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Employees

At December 31, 2002, the Company had approximately 13,800 full-time employees, including those in its foreign operations. Some employees in Argentina, comprising approximately one percent of the Company’s total workforce, are members of a labor union.

Available Information

The Company’s internet website address is www.unumprovident.com. The Company makes available, free of charge, on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material with the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

The Company occupies over 3,000,000 square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

The Company occupies two connected buildings totaling 840,000 square feet in Chattanooga, Tennessee. The office building and substantially all of the surrounding 25 acres of land used for employee parking are owned by the Company, including an employee parking garage and a 27-unit apartment building for corporate use. In addition, approximately 123,000 square feet of office space is leased and occupied in a nearby office building.

The Company occupies facilities in Portland, Maine, which consist of eight owned facilities totaling 968,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 103,900 square feet of office space is leased and occupied in two buildings.

The Company owns and occupies facilities totaling 341,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking. In addition, the Company leases 13,000 square feet in Auburn, Massachusetts.

The Company owns and occupies approximately 547,000 square feet of office space in Columbia, South Carolina. The buildings are located on approximately 47 acres with a portion developed for employee parking.

The Company also owns office buildings in the United Kingdom and Argentina, which serve as the home offices of Unum Limited and Boston Compania Argentina de Seguros SA, respectively. The property in the United Kingdom is located in Dorking, with approximately 70,000 square feet of office space located on approximately 55 acres with a portion developed for employee parking. In addition, approximately 37,400 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke. The facility in Argentina is approximately 23,000 square feet of space within a condominium in Buenos Aires.

The Company leases and occupies approximately 111,600 square feet of office space in Glendale, California and 146,400 square feet in facilities located in Ontario, Canada. Additionally, the Company leases other office space, for periods principally from five to ten years, for use by its affiliates and sales forces.

ITEM 3.          LEGAL PROCEEDINGS

Refer to Item 8 Note 14 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM. Common stock information is shown as follows:

	Market Price

	High	Low	Dividend

2002
1st Quarter	$29.7000	$25.9800	$0.1475
2nd Quarter	29.4900	24.0000	0.1475
3rd Quarter	25.4000	17.6400	0.1475
4th Quarter	21.4900	16.3000	0.1475

2001
1st Quarter	$30.4400	$23.8125	$0.1475
2nd Quarter	33.7500	27.0300	0.1475
3rd Quarter	33.0100	22.2500	0.1475
4th Quarter	27.3500	22.4100	0.1475

As of March 18, 2003, there were 20,326 registered holders of common stock.

For information on restrictions relating to the Company’s insurance subsidiaries’ ability to pay dividends to the Company see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Item 8 Note 15 of the “Notes to Consolidated Financial Statements.”

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Item 12 included herein.

ITEM 6.          SELECTED FINANCIAL DATA

The Company has restated its previously issued financial statements for the years ended December 31, 2001 and 2000. See Note 1 of the “Notes to Consolidated Financial Statements” for further information concerning the restatement.

	2002	2001	2000	1999	1998

	(in millions of dollars, except share data)

		(Restated)

Statement of Operations Data
Premium Income	$7,453.1	$7,078.2	$7,057.0	$6,843.2	$6,129.0
Net Investment Income	2,085.7	2,002.9	2,060.4	2,059.7	2,035.4
Net Realized Investment Gain (Loss)	(315.0)	(99.1)	(53.5)	87.1	55.0
Other Income	389.2	354.3	329.5	339.6	299.9

Total Revenue	9,613.0	9,336.3	9,393.4	9,329.6	8,519.3

Benefits and Expenses	9,002.1	8,569.7	8,566.7	9,495.1	7,599.1

Income (Loss) Before Federal Income Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	610.9	766.6	826.7	(165.5)	920.2
Federal Income Tax	202.6	222.5	287.8	17.4	302.8

Income (Loss) Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	408.3	544.1	538.9	(182.9)	617.4
Extraordinary Loss, Net of Tax	—	(2.9)	—	—	—
Cumulative Effect of Accounting Principle Change, Net of Tax	(7.1)	—	—	—	—

Net Income (Loss)	$401.2	$541.2	$538.9	$(182.9)	$617.4

Per Common Share Information
Net Income (Loss) - Basic	$1.66	$2.24	$2.24	$(0.77)	$2.60
Net Income (Loss) - Assuming Dilution	$1.65	$2.22	$2.23	$(0.77)	$2.54
Common Stockholders’ Equity at End of Year	$28.33	$24.52	$23.12	$20.73	$25.89
Cash Dividends	$0.59	$0.59	$0.59	$0.58	$0.57
Weighted Average Common Shares Outstanding (000s)
- Basic	242,032.9	241,824.9	240,880.4	239,080.6	236,975.2
- Assuming Dilution	243,070.1	243,608.7	242,061.0	239,080.6	242,348.9

Financial Position (at End of Year)
Assets	$45,259.5	$42,442.7	$40,363.9	$38,447.5	$38,602.2
Long-term Debt and Subordinated Debt	$2,214.0	$2,304.2	$1,915.5	$1,466.5	$1,525.2
Stockholders’ Equity	$6,843.2	$5,939.9	$5,575.5	$4,982.2	$6,146.2

As noted in Item 8, Note 1 of the “Notes to Consolidated Financial Statements”, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not to exceed 40 years. Had amortization of goodwill been excluded from income for the years ended December 31, 2001, 2000, 1999 and 1998, income (loss) before federal income tax and extraordinary loss would have been $787.8 million, $849.0 million, $(140.6) million, and $948.2 million, respectively; net income (loss) would have been $561.5 million, $560.3 million, $(159.6) million, and $644.5 million, respectively; and net income (loss) per common share assuming dilution would have been $2.30, $2.31, $(0.67), and $2.66, respectively.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discusses the Company’s restatement of financial information, critical accounting policies and reviews the results of segment operating results, consolidated investments, the Company’s liquidity and capital resources, and current debt and financial strength ratings of the Company and its insurance subsidiaries.

Restatement of Financial Information

During 2001 and 2000, the Company recorded other than temporary impairments on certain of its fixed maturity securities based on values that included their quoted market prices, as well as to give effect to analysis by the Company with respect to certain issuers of securities that perhaps was not reflected in those market prices. After discussions with the staff of the Securities and Exchange Commission’s Division of Corporation Finance, the Company has concluded that not relying solely on quoted market prices for its other than temporary impairment charges was an erroneous interpretation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, is restating its previously issued financial statements for the years ended December 31, 2001 and 2000 to adjust the amounts recorded during 2001 and 2000 on these securities such that the other than temporary impairments are based on the then quoted market prices. The non-cash adjustments did not impact the Company’s total stockholders’ equity in any period because the Company had already recorded the unrealized effect of the decreased market value of its fixed maturity securities through stockholders’ equity in the appropriate periods.

The effect of these restatements increased net income $34.2 million in 2002 and decreased net income $38.0 million and $25.3 million in 2001 and 2000. Additional detail is presented below and in Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

(in millions of dollars, except share data)
	2002	2001	2000

As Reported
Net Realized Investment Losses	$(367.6)	$(40.6)	$(14.6)
Total Revenue	9,560.4	9,394.8	9,432.3

Income Before Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	558.3	825.1	865.6
Federal Income Tax	184.2	243.0	301.4
Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	374.1	582.1	564.2
Net Income	367.0	579.2	564.2
Net Income Per Common Share
Basic	1.52	2.40	2.34
Assuming Dilution	1.51	2.38	2.33
Stockholders’ Equity	6,843.2	5,939.9	5,575.5

As Restated
Net Realized Investment Losses	$(315.0)	$(99.1)	$(53.5)
Total Revenue	9,613.0	9,336.3	9,393.4
Income Before Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	610.9	766.6	826.7
Federal Income Tax	202.6	222.5	287.8
Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	408.3	544.1	538.9
Net Income	401.2	541.2	538.9
Net Income Per Common Share
Basic	1.66	2.24	2.24
Assuming Dilution	1.65	2.22	2.23
Stockholders’ Equity	6,843.2	5,939.9	5,575.5

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

A claim reserve is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company. Policy reserves for a particular policy continue to be maintained after a claim reserve has been established for as long as the policy remains in force. Claim reserves generally equal the Company’s estimate, at the current reporting period, of the present value of the liability for future benefits and expenses to be paid on a claim. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience as to claim duration as well as the specific characteristics of the claimant such as benefits available under the policy, the covered benefit period, and the age and occupation of the claimant. Consideration is given to historical trends in the Company’s experience and to expected deviations from historical experience that result from changes in benefits available, changes in the Company’s risk management policies and procedures, and other economic, environmental, or societal factors. Reserves for claims that are estimated to have already been incurred but that have not yet been reported to the Company are based on factors such as historical claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors affecting claim experience change. In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. This review includes the determination of a range of reasonable estimates within which the reserve must fall. The Company’s reserves for group and individual disability products include a provision for future payments other than legal expenses on all lawsuits for which the cause of action has already occurred. This includes known lawsuits and those yet to be filed. The reserve amount is the Company’s estimate of the payments on all such lawsuits based on past payments and expected future payments.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies.Deferred costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 93 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies. The estimated premium income in the early years of the amortization period is higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience. The Company will experience accelerated amortization if policies terminate earlier than projected.

Deferred costs related to group and individual disability products are amortized over a twenty-year period. For costs deferred in 2002, approximately 75 percent and 90 percent of the original deferred costs related to group disability products are expected to be amortized by years ten and fifteen, respectively. For individual disability policies, approximately 45 percent and 75 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group life products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for group and individual long-term care products are amortized over a twenty-year period, with approximately 60 percent and 80 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. For costs deferred in 2002, the period of amortization has not changed from the period used for costs deferred in previous years, but the expected proportion of costs amortized in the early years of the life of the policy has been accelerated due to recent Company experience relative to persistency.

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the following factors:

•          The significance of the decline in value.

•          The time period during which there has been a significant decline in value.

•          Whether the security is current as to principal and interest payments.

•          The probability of recovering principal and interest.

•          The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•          Market conditions.

•          Relevant industry conditions and trends relative to their historical cycles.

•          Rating agency actions.

•          Bid and offering prices and the level of trading activity.

•          Current and future business prospects and trends of earnings.

•          Any other key measures for the related security.

The Company’s review procedures include, but are not limited to, biweekly meetings of certain members of the Company’s senior management personnel to review reports on the entire portfolio, identifying investments with changes in market value of five percent or more, investments with changes in rating either by external rating agencies or internal analysts, investments segmented by issuer, industry, and foreign exposure levels, and any other relevant investment information to help identify the Company’s exposure to possible credit losses.

Based on this review of the entire investment portfolio, individual investments may be added to or removed from the Company’s “watch list”, which is a list of securities subject to enhanced monitoring and a more intensive review. The Company also determines if its investment portfolio is overexposed to an issuer that is showing warning signs of deterioration and, if so, the Company makes no further purchases of that issuer’s securities and may seek opportunities to sell securities it holds from that issuer to reduce the Company’s exposure. The Company monitors below-investment-grade securities as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy, looking specifically at the Company’s exposure to individual securities currently classified as below-investment-grade.

If the Company determines that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period to the extent of the decline in value. If the decline is considered temporary, the security continues to be carefully monitored. These controls have been established to identify the Company’s exposure to possible credit losses and are intended to give the Company the ability to respond rapidly.

The Company has no held-to-maturity fixed maturity securities. All fixed maturity securities are classified as available-for-sale and are reported at fair value. Fair values are based on quoted market prices, where available.

Private placement fixed maturity securities with a carrying value of approximately $3.7 billion, or 13.4 percent of total fixed maturity securities at December 31, 2002, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. All such investments are classified as available-for-sale. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2002, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•          Risk free interest rates of 2.73 percent for five-year maturities to 4.76 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•          Current Baa corporate bond spreads ranging from 1.26 percent to 2.87 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•          An additional five basis points were added to the risk free rates for foreign investments.

•          Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2002 net unrealized gain in the fixed maturity securities portfolio by approximately $1.3 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If it is subsequently determined that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in the consolidated statements of income. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

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

Results of Operations

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8. In the following financial statements and discussions of operating results by segment, “operating revenue” includes premium income, net investment income, and other income. “Operating income” or “operating loss” excludes federal income tax, net realized investment gains and losses, extraordinary losses, and cumulative effects of accounting principle changes.These alternative measures of “revenue” and “income” or “loss” differ from revenue and income (loss) before federal income tax as presented in statements of income prepared in accordance with accounting principles generally accepted in the United States (GAAP) due to the exclusion of before tax realized investment gains and losses.The Company believes operating revenue and operating income or loss excluding realized investment gains and losses are useful measures of performance. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding underlying business. However, income excluding realized investment gains and losses does not replace net income as a measure of the Company’s profitability. Due to factors discussed under “Risk Factors – Investments” contained herein in Item 1 and the Company’s exposure to below-investment-grade fixed maturity securities, as discussed in a subsequent section of this Management’s Discussion and Analysis, the Company may experience realized investment losses. The realization of investment gains and losses will affect future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities.

2002 Significant Transactions and Events

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

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. The Company completed the required tests during 2002 and determined the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a cumulative effect of accounting principle change in the consolidated statements of income. Application of the non-amortization provision increased 2002 earnings $21.3 million before tax and $20.2 million after tax. See Note 1 of the “Notes to Consolidated Financial Statements” contained herein for further discussion.

In 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

Continued declines in the performance of equity investment markets combined with steadily increasing pension liabilities have reduced the Company’s pension plan’s funding level. In December 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), the Company recorded a $145.0 million non-cash minimum pension liability adjustment, net of deferred federal income tax, to accumulated other comprehensive income in stockholders’ equity.

The Company expects that its net periodic benefit cost, which is calculated in accordance with SFAS 87, may substantially increase in 2003 due to the recent decline in the stock market and the general decline in overall corporate bond yields that are used to establish the discount rate for projecting the benefit obligation. Based on projections as of December 31, 2002, the Company estimates its net periodic benefit cost for 2003 will be in the range of $50.0 million to $60.0 million compared to a $2.8 million net periodic benefit cost for 2002.

During 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis, at a price of $2.8 million. This acquisition is intended to strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

The Company’s insurance subsidiary in the United Kingdom entered into an agreement during 2002 with Sun Life Financial of Canada (Sun Life) to acquire Sun Life’s United Kingdom group income protection business together with the renewal rights to the group life business at a price of £27.3 million (approximately $43.5 million). The transaction closed in the first quarter of 2003.

2001 Significant Transactions and Events

The September 11, 2001 tragedy resulted in a 2001 before-tax charge of $24.0 million, or $15.6 million after tax. This charge included estimated gross ultimate losses from reported and unreported claims of $65.0 million less an estimated $41.0 million recoverable from the Company’s reinsurers. The charge did not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to affected policyholders and group clients. The Company’s reinsurance program provided a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business. The effects on each line of business are disclosed in the following discussions of segment operating results.

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

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by one of the Company’s insurance subsidiaries and ceded approximately $113.6 million of reserves to the reinsurer. The transaction had an effective date of November 1, 2001.

During 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. This early redemption was expected to lower the Company’s financing costs in 2002 through the use of commercial paper available at lower interest rates. The early extinguishment of debt resulted in a write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities. The extraordinary loss, net of a $1.6 million tax benefit, was $2.9 million.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. This acquisition should enhance customer service by offering internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI will improve GENEX’s ability to service its customers, in turn benefiting the Company’s insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company’s general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

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

2000 Significant Transactions and Events

During 2000, the Company completed a series of strategic transactions designed to more closely focus its operations on its core businesses, increase its financial flexibility, support its present credit and claims-paying ratings, increase the risk-based capital ratios of the insurance subsidiaries involved, and lower its leverage ratios. The primary transaction involved agreements under which the Company reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company’s insurance subsidiaries, as well as a small block of individually underwritten group life insurance. The reinsurance agreements were effective as of July 1, 2000.

Separately, the Company reinsured on a 100 percent indemnity coinsurance basis the future claim payments on one of the Company’s insurance subsidiaries’ long duration group long-term disability claims that were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

During 2000, the Company entered into a reinsurance agreement under which one of the Company’s insurance subsidiaries will cede through a net quota share reinsurance agreement 50 percent of the group life volume above the aggregate retention limit. The treaties are five-year quota share treaties ceding 25 percent of premium, life volume, and paid claims to each reinsurer. The reinsurance agreements were effective as of October 1, 2000.

During 2000, the Company purchased a single premium annuity for its retirees, which allowed the release of the related pension plan liability and resulted in a net before-tax gain of $116.1 million. The pension plan transaction enabled the Company to provide a higher level of administrative service for its retirees while also locking in favorable pension plan performance.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

			(Restated)

Operating Revenue
Premium Income	$7,453.1	5.3%	$7,078.2	0.3%	$7,057.0
Net Investment Income	2,085.7	4.1	2,002.9	(2.8)	2,060.4
Other Income	389.2	9.9	354.3	7.5	329.5

Total	9,928.0	5.2	9,435.4	(0.1)	9,446.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,582.4	5.6	6,234.3	(2.7)	6,407.5
Commissions	862.7	10.2	782.8	3.8	754.1
Interest and Debt Expense	162.4	(4.2)	169.6	(6.7)	181.8
Deferral of Policy Acquisition Costs	(705.7)	1.4	(695.9)	16.8	(595.7)
Amortization of Deferred Policy Acquisition Costs	410.3	(5.2)	432.7	(5.2)	456.5
Amortization of Value of Business Acquired	42.1	(13.0)	48.4	7.6	45.0
Amortization of Goodwill	—	N.M.	26.6	19.3	22.3
Operating Expenses	1,647.9	4.9	1,571.2	21.3	1,295.2

Total	9,002.1	5.0	8,569.7	—	8,566.7

Operating Income Before Federal Income Tax, Net Realized Investment Loss, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	925.9	7.0	865.7	(1.6)	880.2
Federal Income Tax	312.0	20.9	258.1	(16.0)	307.1

Operating Income Before Net Realized Investment Loss, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	613.9	1.0	607.6	6.0	573.1

Net Realized Investment Loss	(315.0)	N.M.	(99.1)	(85.2)	(53.5)
Tax Credit on Net Realized Investment Loss	109.4	N.M.	35.6	84.5	19.3
Extraordinary Loss, Net of Tax	—	N.M.	(2.9)	N.M.	—
Cumulative Effect of Accounting Principle Change, Net of Tax	(7.1)	N.M.	—	N.M.	—

Net Income	$401.2	(25.9)	$541.2	0.4	$538.9

N.M. = not a meaningful percentage

The following table presents a reconciliation of each of the non-GAAP financial measures set forth in the preceding table to the most directly comparable GAAP financial measure.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

			(Restated)

Operating Revenue	$9,928.0	5.2%	$9,435.4	(0.1)%	$9,446.9
Net Realized Investment Loss	(315.0)		(99.1)		(53.5)

Revenue	$9,613.0	3.0	$9,336.3	(0.6)	$9,393.4

Operating Income Before Federal Income Tax, Net Realized Investment Loss, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	$925.9	7.0	$865.7	(1.6)	$880.2
Net Realized Investment Loss	(315.0)		(99.1)		(53.5)

Income Before Federal Income Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	$610.9	(20.3)	$766.6	(7.3)	$826.7

Operating Income Before Net Realized Investment Loss, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	$613.9	1.0	$607.6	6.0	$573.1
Net Realized Investment Loss	(315.0)		(99.1)		(53.5)
Tax Credit on Net Realized Investment Loss	109.4		35.6		19.3

Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	$408.3	(25.0)	$544.1	1.0	$538.9

Employee Benefits Segment Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

Operating Revenue
Premium Income
Group Long-term Disability	$2,309.6	7.3%	$2,151.8	3.3%	$2,082.7
Group Short-term Disability	604.9	6.2	569.6	10.7	514.4
Group Life	1,443.4	7.8	1,338.7	12.0	1,194.8
Accidental Death & Dismemberment	215.2	4.3	206.3	10.1	187.3
Group Long-term Care	103.4	27.5	81.1	28.1	63.3

Total Premium Income	4,676.5	7.6	4,347.5	7.5	4,042.5
Net Investment Income	827.9	8.7	761.6	8.5	701.8
Other Income	211.6	18.3	178.8	18.2	151.3

Total	5,716.0	8.1	5,287.9	8.0	4,895.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,812.0	5.9	3,598.8	5.0	3,426.2
Commissions	373.5	8.8	343.2	6.4	322.5
Deferral of Policy Acquisition Costs	(263.5)	(10.3)	(293.9)	27.0	(231.4)
Amortization of Deferred Policy Acquisition Costs	168.7	(0.5)	169.6	15.2	147.2
Amortization of Value of Business Acquired	2.1	5.0	2.0	(16.7)	2.4
Operating Expenses	1,025.6	9.3	938.4	18.1	794.4

Total	5,118.4	7.6	4,758.1	6.7	4,461.3

Operating Income Before Federal Income Tax and Net Realized Investment Loss	$597.6	12.8	$529.8	22.0	$434.3

The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment coverages, group long-term care, and managed disability.

Sales

The Company focuses on integrated selling that combines long-term disability, short-term disability, and group life products. During 2002, 27 percent of all new sales included long-term disability, short-term disability, and group life combined coverage. This compares to 28 percent and 32 percent in 2001 and 2000, respectively. The Company has closely linked its various incentive compensation programs to the achievement of its goals for new sales and persistency.

Sales for Employee Benefits, on both a submitted and effective date basis, are reported in the following chart. Administrative services only (ASO) premium equivalents are now reported separately for long-term and short-term disability as the Company begins to emphasize more ASO and self-insured business in the large case disability market. Certain other prior year amounts have been reclassified to conform to current year reporting.

Sales for Employee Benefits, on both a submitted and effective date basis, are as follows:

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

Sales - Submitted Date Basis
Group Long-term Disability
Fully Insured	$393.5	(0.9)%	$396.9	24.6%	$318.6
ASO Premium Equivalent	38.5	229.1	11.7	25.8	9.3
Group Short-term Disability
Fully Insured	130.0	(21.0)	164.5	14.8	143.3
ASO Premium Equivalent	162.1	62.6	99.7	140.2	41.5
Group Life	289.6	(16.7)	347.8	11.5	311.8
Accidental Death & Dismemberment	42.0	(23.2)	54.7	8.1	50.6
Group Long-term Care	23.5	8.3	21.7	21.2	17.9

Total	$1,079.2	(1.6)	$1,097.0	22.8	$893.0

Sales - Effective Date Basis
Group Long-term Disability
Fully Insured	$419.4	18.2%	$354.9	11.9%	$317.1
ASO Premium Equivalent	43.3	N.M.	10.7	52.9	7.0
Group Short-term Disability
Fully Insured	158.1	(2.7)	162.5	29.7	125.3
ASO Premium Equivalent	109.1	59.5	68.4	111.8	32.3
Group Life	311.7	(16.4)	372.9	60.1	232.9
Accidental Death & Dismemberment	45.1	(14.1)	52.5	5.2	49.9
Group Long-term Care	25.6	27.4	20.1	4.1	19.3

Total	$1,112.3	6.7	$1,042.0	32.9	$783.8

Fully insured sales, on a submitted date basis, for group long-term disability decreased $3.4 million in 2002 compared to the prior year. The Company’s U.S. operations reported a decrease of 3.8 percent, partially offset by a 19.4 percent sales increase in the Company’s United Kingdom operations. Sales in the U.S. operations declined in all case size markets, with the largest decrease occurring in the small case market. Group long-term disability ASO sales increased $26.8 million over 2001. Fully insured sales for short-term disability were down 21.0 percent in 2002 compared to the prior year due to a decline in sales in all case size markets, offset partially by a 62.6 percent increase in ASO sales. Group life 2002 sales, relative to the prior year, decreased in all case size markets. This was partially due to the Company’s strategic decision to focus on integrated sales of life and disability and less on stand-alone life. In addition, two large group life cases totaling approximately $41.7 million were sold during 2001.

Sales related to employee benefits can fluctuate significantly due to large case size and timing of sales submissions. In order to give the appropriate focus to the Company’s primary business markets, the Company has national practice groups that focus on large employers, executive benefits, and voluntary benefits. These national practice groups partner with the Company’s sales force and representatives from claims, customer service, and underwriting to present coverage solutions to potential customers and to manage existing customer accounts. The Company expects that this organizational focus on customers will continue to favorably affect sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth. Existing market share, as well as trends in new sales, are indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new products. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business.

Persistency and Renewal of Existing Business

The Company monitors persistency of its existing business and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. One way in which the Company monitors persistency is at the overall block of business level (i.e., group long-term disability, group short-term disability, group life, and accidental death and dismemberment). Persistency, at the overall block of business level, is the year-to-date rate at which existing business for all issue years in the block of business at the beginning of the period remains inforce at the end of the period. In determining whether additional amortization of deferred policy acquisition costs is required due to adverse persistency, the Company measures persistency by issue year (i.e., the rate at which existing business for that specific issue year at the beginning of the period remains inforce at the end of the period). The rate of persistency for an overall block of business may improve while individual issue years within the overall block of business may deteriorate and require additional amortization of deferred policy acquisition costs.

Persistency during 2002 for the overall block of group long-term disability on average improved from that experienced in 2001, but the persistency for group life and accidental death and dismemberment was lower than the prior year. Persistency for short-term disability, after adjusting for cases transferring from fully insured to ASO, improved over the prior year. Persistency for group long-term and short-term disability, as well as group life and accidental death and dismemberment, was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of deferred policy acquisition costs of $22.1 million for 2002. The additional amortization related to persistency in 2001 and 2000 was $41.5 million and $34.1 million, respectively. It is expected that persistency for the foreseeable future may continue to be lower than historical levels, particularly in certain issue years as the Company places increased emphasis on retaining profitable business.

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

Group Disability

Group disability reported operating revenue of $3,602.8 million for 2002 compared to $3,352.7 million for 2001. Operating income was $333.0 million for 2002 and $336.9 million for 2001. Operating income for 2001 included $7.3 million for losses related to September 11, 2001.

Operating revenue improved due to increases in both premium income and net investment income. The $193.1 million growth in premium income compared to the prior year is due to new sales growth in 2001 and 2002 and favorable renewal activity on the existing block of business, offset partially by terminations. Net investment income grew $50.5 million primarily due to the growth in invested assets supporting this line of business. Included in other income are ASO fees of $33.9 million for 2002 and $25.7 million for the prior year.

Partially offsetting the growth in operating revenue was an increase in the benefit ratio from 84.1 percent in 2001 to 84.4 percent in 2002. Group disability also experienced a slight increase in its commission ratio and increased operating expenses. Additional amortization of deferred policy acquisition costs related to persistency decreased in 2002 relative to 2001, but expected amortization, as determined when the costs were initially capitalized, continues to increase year over year due to the continued growth in the deferred policy acquisition cost asset balance related to new sales growth in the block of business.

A critical part of the Company’s strategy for group disability involves executing its renewal program and managing persistency, both of which management expects will have a positive effect on future profitability. The Company has implemented a pricing strategy in the group disability line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions, although pricing changes typically lag by several quarters the changes in actual claim experience.

Persistency during 2002 on the overall block of group disability improved over 2001, with long-term disability persistency at 85.8 percent compared to 84.9 percent in 2001. Short-term disability persistency for 2002 was 81.5 percent versus 82.1 percent for the year 2001. Excluding the effects of cases that transferred from fully insured to ASO, short-term disability persistency was 82.6 percent for 2002. Although the overall blocks of group long-term and short-term business experienced favorable persistency in 2002 compared to 2001, certain issue year business did not persist at the levels expected when the business was issued, resulting in $12.9 million of additional amortization of deferred policy acquisition costs. The additional amortization for 2001 was $26.3 million.

The 2002 benefit ratio for group disability was higher than in 2001, with the increase attributable to long-term disability. Both submitted and paid claim incidence for group long-term disability increased from 2001. This continues to be driven in part by economic trends, including lower consumer confidence. Industry segments contributing to the increased submitted incidence levels include wholesale/retail and manufacturing. Claim recovery rates for group long-term disability in 2002 were lower than 2001 but were higher than 2000 and continued to be above historical levels. Continued lower claim recovery rates could require reserves to be increased. Payments to settle claims in litigation increased in 2002 compared to 2001 as did the number of new lawsuits filed.

For short-term disability, the 2002 benefit ratio was lower than in 2001. Paid claim incidence was marginally higher than 2001. The average weekly indemnity and premium per life continued to increase as expected, but the growth in premium per life was greater than the growth in the average weekly indemnity compared to the growth level relationships experienced in 2001. The average claim duration for closed short-term disability claims was lower than in 2001.

Group disability operating revenue was $3,352.7 million in 2001 compared to $3,200.4 million in 2000. Group disability reported operating income of $336.9 million for 2001 compared to $211.0 million for 2000. Operating income for 2001 includes $7.3 million for losses related to September 11, 2001. Included in the operating income for 2000 was an increase of $65.6 million for group long-term disability claim reserves, which represented approximately 1.2 percent of total group long-term disability claim reserves. The increase, which resulted from lengthening the projected average claim duration for certain of the Company’s group long-term disability claims, was not a result of deteriorating experience but was believed appropriate based on the Company’s assessment of the ultimate resolution of these claims.

Positive effects on 2001 operating income were a $152.3 million operating revenue increase and a change in the benefit ratio from 87.1 percent in 2000 to 84.1 percent in 2001, excluding losses related to September 11 for 2001 and the $65.6 million reserve increase for 2000. The commission ratio also improved slightly relative to 2000. Negatively affecting 2001 operating income was an increase in the operating expense ratio in 2001 compared to 2000. Persistency during 2001 on the overall block of group disability improved over 2000, with long-term disability persistency at 84.9 percent compared to 81.6 percent in 2000 and short-term disability at 82.1 percent versus 80.7 percent in 2000. The 2001 results include $26.3 million of additional amortization of deferred policy acquisition costs for certain policy issue years necessitated by the higher level of group long-term and short-term disability terminations experienced during 2001 relative to that which was expected for those issue years at the time the business was written. The additional amortization during 2000 was $25.8 million. For both 2001 and 2000, the disability business retained was relatively more profitable than the business that terminated.

The fundamentals underlying risk results in the group disability line continued to exhibit overall improvement in 2001, as demonstrated by the lower benefit ratio. Claim recovery rates in 2001 continued to be above historical levels but the increase in the claim recovery rates slowed, as expected, as the Company had fully implemented the improvements to its claim processes. Both submitted and paid claim incidence for long-term disability increased over recent years, with a portion of the increase attributable to industries affected by the weaker economy. However, in comparing 2001 results with 2000, there was no significant increase in the types of claims normally associated with a weaker economy. For short-term disability, both the average claim duration and paid incidence increased from 2000. The average weekly indemnity continued to increase as well, but the premium per life grew in 2001 at a slightly higher level.

As previously disclosed under “Results of Operations,” during 2000 the Company entered into a 100 percent indemnity coinsurance agreement to cede the future claim payments on one of its insurance subsidiaries’ long duration group long-term disability claims which were incurred prior to January 1, 1996. The agreement was effective January 1, 2000.

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

The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but management believes that the Company is well positioned to continue to endure the current economic downturn. Many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. Although approximately 30 percent of the Company’s overall block of group disability business is in the manufacturing and wholesale/retail industry segments, which tend to be economically sensitive, the Company has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry. Because of changes made in recent years through the application of best practices in the claims organization, the Company believes it can respond to increased levels of submitted claims which might result from a further slowing economy.

Group Life, Accidental Death and Dismemberment, and Long-term Care

Group life, accidental death and dismemberment, and long-term care reported 2002 operating revenue of $1,938.4 million, an 8.6 percent increase over 2001, due to increases in premium income and net investment income. Operating income was $245.7 million in 2002 compared to $179.2 million in 2001. Results for 2001 included a net increase in benefits of $6.7 million related to September 11, 2001.

Premium growth in 2002 relative to 2001 was attributable to favorable renewal results, strong sales results in 2001, and stable persistency. Persistency for group life, while improved from 2000 levels, was less favorable during 2002 than in 2001, with persistency of 83.9 percent compared to 84.6 percent for 2001. For accidental death and dismemberment, persistency was 82.4 percent for 2002 and 83.0 percent for 2001. The amortization of deferred policy acquisition costs for 2002 includes $9.2 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. The results for 2001 included $15.2 million of additional amortization, with the unfavorable variance of actual to expected terminations occurring primarily in the group life product line.

Group life reported an increase in operating income compared to the prior year. The improvement was attributable to a lower benefit ratio, lower commissions ratio, and an improved operating expense ratio. Submitted and paid claim incidence were both slightly higher than in 2001, but the rate trended downward throughout 2002 from the first quarter of 2002 high. The average paid claim size increased from 2001 and was high relative to historical levels. Incidence rates for group life waiver of premium coverage that results from a policyholder’s disability also increased slightly over 2001, but waiver recovery rates continued to increase as well. Group life 2001 results included a net increase in benefits of $3.0 million related to September 11, 2001.

The Company has implemented several actions in the group life line of business, including tighter underwriting guidelines and pricing changes, and is developing case specific remedial plans for under-performing business. The Company believes these actions will improve profitability for group life, but it is uncertain whether these actions will restore the profitability that this line of business has historically reported. As a result of these actions, it is expected that the sales growth rate in this business may continue at a lower level than that experienced in recent years.

Accidental death and dismemberment reported an increase in operating income for 2002 relative to 2001. The benefit ratio for accidental death and dismemberment decreased from 2001 as a result of lower incidence, partially offset by an increase in the average paid claim size. This line also benefited from reduced commission and expense ratios. The Company is discontinuing the sales of certain accidental death and dismemberment products but expects there may be continued volatility in this line of business. Results for 2001 for accidental death and dismemberment included a net increase in benefits of $3.7 million related to September 11, 2001.

Operating income for group long-term care increased in 2002 over 2001. The improvement resulted primarily from continued increases in premium income and a decrease in the benefit ratio. Submitted claim incidence exceeded 2001 levels, but decreased during the third and fourth quarters of 2002 from the high incidence experienced for the second quarter of 2002. The 2002 new claim rate exhibited a similar pattern, mostly due to an increase in the average size of new claims.

Group life, accidental death and dismemberment, and long-term care reported operating income of $179.2 million in 2001 compared to $214.0 million in 2000. Included in 2001 operating income is additional benefit expense of $6.7 million related to the September 11, 2001 tragedy.

Group life, accidental death and dismemberment, and long-term care reported an increase in operating revenue for 2001 compared to 2000 due to increases in both premium income and net investment income. Premium growth was attributable to strong sales results in 2001 and improvements in persistency. Persistency for group life was 84.6 percent in 2001, an increase over the 81.5 percent for 2000. For accidental death and dismemberment, persistency was 83.0 percent and 79.5 percent for 2001 and 2000, respectively.

Offsetting the 2001 operating revenue increase was an increase in the benefit ratio and operating expense ratio when compared to the previous year reporting period. The amortization of deferred policy acquisition costs for 2001 includes $15.2 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in the group life product line. Although the overall block of group life business experienced favorable persistency compared to the previous year, certain issue year business did not persist at the levels expected when the business was issued. The additional amortization during 2000 was $8.3 million.

Group life submitted and paid incidence remained high in 2001, although the incidence rates during the last six months of the year were lower than the rates for the first half of 2001. The average paid claim size has also increased compared to the prior year, and waiver incidence continues to be above recent levels. The claim recovery rate on waiver claims has increased, somewhat mitigating the effect of the increase in waiver incidence.

Group life 2001 benefits include estimated gross ultimate losses from reported and unreported claims of $17.0 million less an estimated $14.0 million recoverable from the Company’s reinsurers, for a net increase in benefits of $3.0 million related to September 11, 2001.

The 2001 benefit ratio for accidental death and dismemberment was higher than 2000 primarily due to a significant increase in the average paid claim amounts. The rate of claim incidence in 2001 did not change significantly over the prior year. The 2001 results for accidental death and dismemberment include estimated gross ultimate losses of $25.0 million less estimated reinsurance recoverables of $21.3 million, for a net increase in benefits of $3.7 million related to September 11, 2001. These losses relate to both accidental death and dismemberment and travel accident coverages.

Group long-term care reported a very slight decrease in the benefit ratio for 2001 compared to 2000, although the last two quarters of 2001 reported increasing benefit ratios relative to the first half of the year and to prior year quarters.

Managed Disability

Operating revenue from the managed disability line of business, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $174.8 million in 2002, compared to $150.6 million in 2001 and $126.1 million in 2000. Operating income continues to increase due to the growth in operating revenue and increases in operating margins.

Individual Segment Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

Operating Revenue
Premium Income
Individual Disability	$1,661.0	0.8%	$1,647.8	0.3%	$1,643.5
Individual Long-term Care	232.4	28.9	180.3	34.9	133.7

Total Premium Income	1,893.4	3.6	1,828.1	2.9	1,777.2
Net Investment Income	976.1	6.9	912.8	8.6	840.3
Other Income	92.8	7.0	86.7	(28.9)	122.0

Total	2,962.3	4.8	2,827.6	3.2	2,739.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,088.7	8.1	1,932.7	4.0	1,858.4
Commissions	283.5	8.8	260.6	2.5	254.3
Deferral of Policy Acquisition Costs	(225.4)	0.6	(224.1)	7.5	(208.4)
Amortization of Deferred Policy
Acquisition Costs	102.3	(3.9)	106.4	16.8	91.1
Amortization of Value of
Business Acquired	38.1	(13.6)	44.1	8.4	40.7
Operating Expenses	402.1	(3.6)	417.2	2.9	405.3

Total	2,689.3	6.0	2,536.9	3.9	2,441.4

Operating Income Before Federal Income Tax and Net Realized Investment Loss	$273.0	(6.1)	$290.7	(2.5)	$298.1

The Individual segment includes results from the individual disability and individual long-term care lines of business.

Individual Disability

New annualized sales in the individual disability line of business were $145.3 million in 2002, $145.1 million in 2001, and $116.1 million in 2000. Although sales were relatively flat between 2002 and 2001, it is expected that sales in the individual disability line should benefit from the focus on integrated disability sales in group and individual, as well as other sales initiatives discussed under “Employee Benefits Segment Operating Results.” The portion of individual disability sales attributable to multi-life business was approximately 73 percent of 2002 sales, compared to 70 percent for 2001. The persistency of existing individual disability business continues to be stable.

Operating revenue was $2,692.0 million for 2002 compared to $2,615.8 million in 2001. Premium income increased slightly less than one percent over the prior year, and net investment income increased 6.5 percent. Operating income in the individual disability line of business was $270.6 million in 2002 compared to $274.8 million in 2001. The benefit ratio for 2002 increased relative to the prior year. The interest adjusted loss ratio was 67.5 percent and 63.6 percent for 2002 and 2001, respectively. Submitted claim incidence for most of 2002 moderated after having increased throughout 2001, peaking in the first quarter of 2002. The increase in submitted incidence throughout 2001 and into the first quarter of 2002 has affected paid incidence, which was higher than 2001 and up significantly from 2000. The claim recovery rate remained below the level of 2001. Payments to settle claims in litigation increased in 2002 compared to 2001 while the number of new lawsuits filed decreased. Individual disability results benefited from an improvement in the operating expense ratio relative to 2001, somewhat offset by a slight increase in the commission ratio. Included in results for 2001 was an increase in net benefits of $10.0 million related to September 11, 2001.

The overall individual disability results continue to be negatively affected by the business issued during the mid-1990s and prior years. The interest adjusted loss ratio for recently issued business is significantly below the ratio for the older block, even in the more poorly performing market segments and product lines. The business issued in the mid-1990s and prior years experienced a significantly higher increase in the interest adjusted loss ratio during 2002 relative to 2001 than did the newer block of business. The higher interest adjusted loss ratio on the older business is driven by higher incidence and lower claim recoveries relative to more recently issued business. For the recently issued business, the majority of market segments experienced increases in the interest adjusted loss ratios during 2002 compared to 2001. Most of the market segments in the recently issued business are still performing within expectations. The improvement in recently issued business reflects the substantial product, distribution, and underwriting changes made during that time period. The “Old” individual disability block generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. The Company continues to review internal and external alternatives, including reinsurance, for improving the overall results in its individual disability line of business, particularly as related to business issued in the mid-1990s and prior years.

Operating revenue was $2,615.8 million for 2001 compared to $2,585.6 million in 2000. Operating income in the individual disability line of business was $274.8 million in 2001, a decrease of 3.7 percent over the prior year. Included in the results for 2001 was a $10.0 million increase in benefits related to September 11, 2001. Excluding this $10.0 million loss, operating income would have been essentially level with 2000.

The benefit ratio of 107.7 percent for 2001 was slightly higher than the 2000 ratio of 106.6 percent. The interest adjusted loss ratio was 63.6 percent and 63.4 percent for 2001 and 2000, respectively. Submitted and paid claim incidence rates for the overall individual disability line of business increased from 2000 and were higher than recent historical incidence rates. The claim recovery rate for 2001 increased compared to the 2000 results. Individual disability also benefited from a slightly improved commission ratio for 2001 as compared to 2000, but the operating expense ratio increased.

The overall individual disability results for 2001 were also negatively affected by the business issued during the mid-1990s and prior years. The interest adjusted loss ratios for later issue years are significantly below the overall ratio of 63.6 percent, even in the more poorly performing market segments and product lines.

Individual Long-term Care

Operating revenue for individual long-term care was $270.3 million, a 27.6 percent increase over 2001. Premium income increased $52.1 million for 2002 compared to 2001, primarily due to new sales growth. New annualized sales for long-term care were $63.7 million for 2002, compared to $53.8 million for the prior year and $47.7 million for 2000. Net investment income continues to increase due to the growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable. Changes in the product offering during 2003 may slow the growth in sales relative to historical trends.

Operating income in the individual long-term care line of business decreased to $2.4 million for 2002 compared to $15.9 million for 2001 due to an increase in the benefit ratio. The benefit ratio increase was driven primarily by the increase in active life reserves resulting from higher policy persistency and lower claim resolutions. The 2002 new claim rate, weighted by reserve dollar, exceeded the 2001 rate. The increase in the new claim rate over the prior year was driven by an increase in the average reserve size of new claims. Submitted incidence, by policy count rather than reserve dollar, decreased from the prior year. The claim recovery rate decreased from the prior year. The commission and operating expense ratios both improved relative to 2001.

The individual long-term care line of business reported a 35.0 percent increase in premium income for 2001 compared to 2000, primarily due to new sales growth. Net investment income continues to increase due to the growth in this line of business. Operating income in the individual long-term care line of business was $15.9 million in 2001 compared to $12.8 million for 2000, primarily due to an increase in operating revenue and an improvement in the commission and operating expense ratios. The benefit ratio increased when compared to 2000. The increase over the prior year resulted primarily from an increase in the active life reserve. Paid incidence was essentially unchanged from 2000, and the claim recovery rate increased.

Voluntary Benefits Segment Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

Operating Revenue
Premium Income	$845.7	7.0%	$790.7	6.9%	$739.6
Net Investment Income	120.9	(3.0)	124.6	9.9	113.4
Other Income	15.5	14.8	13.5	114.3	6.3

Total	982.1	5.7	928.8	8.1	859.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	520.0	6.2	489.8	9.5	447.2
Commissions	202.4	16.7	173.5	14.3	151.8
Deferral of Policy Acquisition Costs	(216.7)	22.0	(177.6)	16.9	(151.9)

Amortization of Deferred Policy Acquisition Costs	139.3	10.5	126.1	12.3	112.3

Amortization of Value of Business Acquired	1.9	(17.4)	2.3	—	2.3
Operating Expenses	171.0	11.3	153.6	7.0	143.6

Total	817.9	6.5	767.7	8.8	705.3

Operating Income Before Federal Income Tax and Net Realized Investment Loss	$164.2	1.9	$161.1	4.6	$154.0

The Voluntary Benefits segment includes the results of products sold to employees through payroll deduction at the workplace. These products include life insurance and health products, primarily disability, accident and sickness, critical illness, and cancer.

Operating revenue in the Voluntary Benefits segment increased to $982.1 million in 2002 from $928.8 million in 2001 due to an increase in premium income in the disability and life product lines. The increase in 2002 was attributable to sales growth and favorable persistency. New annualized sales for 2002 were $336.6 million compared to $296.6 million for the prior year. The largest percentage increase year over year occurred in the critical illness product line, and the most significant growth in sales as measured by dollars of annualized premium occurred in disability. Management continues its efforts to increase sales through the sales initiatives discussed under “Employee Benefits Segment Operating Results.”

Operating income for 2002 was $164.2 million compared to $161.1 million in 2001. The overall 2002 benefit ratio for this segment was slightly lower than 2001. The life and cancer product lines each reported a decrease in the benefit ratio compared to the prior year. Life paid claims, as well as the average claim size, declined in 2002 compared to 2001. The cancer block results benefited from the reinsurance transaction entered into during the fourth quarter of 2001, as previously discussed. The individual short-term disability product reported an increase in the benefit ratio, primarily due to an increase in claim incidence and average indemnity relative to 2001. The average claim duration also increased over the prior year. The segment reported increases in the commission and operating expense ratios for 2002 relative to 2001.

Operating revenue in the Voluntary Benefits segment increased to $928.8 million in 2001 from $859.3 million in 2000 primarily due to the increase in premium income attributable to sales growth and favorable persistency. New annualized sales for 2001 were $296.6 million, an increase of 11.9 percent over the prior year.

For 2001, all of the product lines reported an increase in premium income and net investment income over 2000. The life and disability product lines both reported a marginal increase in the benefit ratio relative to 2000. The increase for life was due primarily to an increase in the size of the average paid claim. Claim payments for disability increased due to an increase in the average monthly indemnity and a lengthening of the duration of claims, but the incidence rates remained stable. The benefit ratio for the other line was higher in 2001 compared to 2000 due partially to the poor results from the block of business which was reinsured in the fourth quarter of 2001 and also due to an increase in the average claim size for the Company’s other cancer products.

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

Other Segment Operating Results

(in millions of dollars)
	Year Ended December 31

	2002	% Change	2001	% Change	2000

Operating Revenue
Premium Income	$37.5	(66.5)%	$111.9	(77.5)%	$497.7
Net Investment Income	154.9	(15.9)	184.2	(51.2)	377.2
Other Income	39.6	(21.4)	50.4	70.8	29.5

Total	232.0	(33.0)	346.5	(61.7)	904.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	161.7	(24.1)	213.0	(68.5)	675.7
Other Expenses	24.7	(69.2)	80.2	(56.7)	185.4

Total	186.4	(36.4)	293.2	(66.0)	861.1

Operating Income Before Federal Income Tax and Net Realized Investment Loss	$45.6	(14.4)	$53.3	23.1	$43.3

The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that operating revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Employee Benefits, Individual, and Voluntary Benefits segments. The closed blocks of business have been segregated for reporting and monitoring purposes.

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

The reinsurance pools and management operations reported an operating loss of $3.2 million in 2002. Premium income was $16.7 million compared to $61.3 million and $398.7 million in 2001 and 2000. The premium income decline will continue as the Company exits from this business.

During 2001, the reinsurance pools and management operations reported operating income of $0.1 million compared to an operating loss of $32.7 million in 2000. Included in the 2000 results were $37.4 million of charges related to the Company’s London accident reinsurance pool participation. During 1999, the Company recorded charges of $270.1 million resulting from its decision to exit these pools, but at that time there was insufficient information to fully evaluate all of the exposures. During 2000, additional changes to fund these exposures and provide for the run-off of its participation resulted in a claim reserve adjustment of $21.9 million and uncollectible receivables and loss provisions of $15.5 million.

Individual Life and Corporate-Owned Life

As previously discussed, during 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The Company ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $313.8 million at December 31, 2002 and $343.9 million and $373.5 million at the end of 2001 and 2000, respectively. The Company recognized a 2000 before-tax realized investment loss of $25.9 million on the fixed maturity securities transferred to the reinsurer. In connection with this realized loss, the Company retrospectively adjusted deferred policy acquisition costs and value of business acquired related to interest-sensitive individual life policies with credits to current period amortization of $9.4 million and $1.5 million, respectively, to reflect investment experience.

Total operating revenue for individual life and corporate-owned life insurance was $42.1 million, $42.7 million, and $236.1 million in 2002, 2001, and 2000, respectively. Operating income for the same periods was $41.6 million, $38.9 million, and $49.6 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $159.9 million, $201.3 million, and $219.4 million in 2002, 2001, and 2000 and operating income of $7.2 million, $14.3 million, and $26.4 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down. Included in these amounts are the Company’s operating results for its operations in Argentina, which produced operating revenue of $18.4 million, $47.1 million, and $40.2 million in 2002, 2001, and 2000 and operating income of $0.1 million, $1.1 million, and $2.7 million in each of those three years. As previously mentioned, the Company in 2001 wrote off the remaining goodwill balance of $5.4 million related to its operations in Argentina. The goodwill write-off is included in the Corporate segment operating results. The net assets related to the Argentina operations were approximately $1.8 million at December 31, 2002.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business.

Operating revenue in the Corporate segment was $35.6 million in 2002, $44.6 million in 2001, and $48.1 million in 2000. The Corporate segment reported operating losses of $154.5 million in 2002, $169.2 million in 2001, and $49.5 million in 2000. The improvement in 2002 relative to 2001 was due primarily to a reduction in interest and debt expense as well as the cessation of goodwill amortization due to the adoption of SFAS 142. Results for 2000 were positively affected by the gain of $116.1 million on the pension plan transaction. See Note 9 of the “Notes to Consolidated Financial Statements” for further discussion of the Company’s pension plan.

Interest and debt expense was $162.4 million in 2002, $169.6 million in 2001, and $181.8 million in 2000. Interest in 2003 is expected to increase relative to 2002 due to the issuance of two long-term debt offerings during the second quarter of 2002 which were used to refinance existing commercial paper borrowings. See “Liquidity and Capital Resources” for further information on the debt offerings.

The amortization of goodwill was $26.6 million in 2001 and $22.3 million in 2000. Included in the 2001 amortization was a $5.4 million write-down of goodwill related to the Company’s Argentina operations. See previous discussion under “Other Segment Operating Results.”

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 8.52 years at December 31, 2002. The weighted average duration of the Company’s investment portfolio was 7.50 years at December 31, 2002, and the weighted average rating was A.

The Company is able to hold to this investment philosophy throughout a credit cycle because of its capital position, the fixed nature of its liabilities, and the matching of those liabilities with assets and also because of the experience gained through many years of a consistent investment philosophy. It is the Company’s intent, and has been its practice, to hold investments to maturity to meet liability payments.

The Company’s investment philosophy is also designed to take advantage of the expertise it has developed over the years in the below-investment-grade fixed maturity market. This allows the Company to attain higher yield and increase diversification of assets while at the same time not substantially increasing its asset risk profile. As noted in the investment policy discussion below, the Company’s investments in this asset category are subject to limits and closely monitored.

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•          The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•          The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade investments, two percent in equity type instruments, and up to 35 percent in private placements. The remaining assets can be held in mortgage-backed securities, asset-backed securities, and municipal securities. The Company does not currently intend to invest in additional commercial mortgages or real estate.

•          The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- 3 years.

•          The weighted average rating of the portfolio should be BBB or higher.

•          The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the 5 percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit

($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•          The portfolio is to be diversified across industry classification and geographic lines.

•          Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•          Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•          The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•          These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

To allow the Company flexibility during the current challenging environment, the board of directors at its September 2002 meeting modified the above investment guidelines to establish an individual credit over-exposure limit at 5 percent of invested assets and a below-investment-grade over-exposure limit of 5 percent of invested assets.

Investment Results

Excluding the net investment income reported in the Other segment, which continues its expected decline as these product lines are sold, reinsured, or wind down, 2002 net investment income increased 6.2 percent over the previous year. The overall yield in the portfolio was 7.76 percent as of December 31, 2002, compared to 8.02 percent and 8.06 percent at the end of 2001 and 2000, respectively. The Company expects that the portfolio yield will continue to gradually decline, due to yields on new purchase activity, until the level of market rates increases. The Company is actively marketing selected properties in its real estate and mortgage loan portfolios for replacement with longer duration securities.

The Company reported a before-tax net realized investment loss of $315.0 million, comprised of gross gains of $208.2 million and gross losses of $523.2 million, of which $454.4 million related to write-downs on fixed maturity and equity securities. These write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable quarter of 2002, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Due to the current negative credit market environment and the associated economic uncertainty, the Company anticipates additional investment losses will occur during 2003.

Approximately 62 percent of the 2002 write-downs occurred in the communications industry. The following list includes write-downs representing five percent or greater of the total 2002 write-downs, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the

Company. Approximately 53 percent of the 2002 write-downs were recorded for reasons other than bankruptcy or defaults on principal or interest payments. Due to the circumstances of certain write-downs recorded during 2002, the Company now relies less on the parental support of an issuer in determining whether an other than temporary impairment has occurred.

•          $51.1 million loss during the second quarter of 2002 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. This company had an investment-grade rating of Baa3 immediately prior to the time its parent company unexpectedly withdrew its support for the subsidiary in April 2002. The investment was subsequently downgraded to below-investment-grade in the second quarter of 2002. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The Company owns fixed maturity securities issued by another regulated subsidiary under common ownership, but this investment has not been negatively impacted, is not considered impaired, and was in an unrealized gain position at December 31, 2002.

•          $27.8 million loss during the second quarter of 2002 on securities issued by a U.S. based global telecommunications company providing global voice and data services. It was discovered in June 2002 that the company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The investment was rated Baa2 just prior to its downgrade to below-investment-grade in the second quarter of 2002. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•          $25.1 million loss during the fourth quarter of 2002 on securities issued by a subsidiary of a U.S. based company engaged in the electricity business in the United Kingdom. As this industry’s operating environment in the United Kingdom weakened over the past few years due to competitive pricing pressures, the company remained encumbered with a number of above-market price power purchase agreements resulting in significant operating losses. The parent company had previously provided equity support and had committed an additional $700.0 million to this subsidiary to be used primarily to renegotiate these contracts. The investment was rated Baa3 just prior to the time the parent company unexpectedly withdrew its promised support in October 2002, which resulted in a downgrade to below-investment-grade. The company defaulted on its October interest payments, and the parent company was subsequently placed in administration in the United Kingdom. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than three years. The Company holds securities in a related subsidiary and has also recognized an other than temporary impairment loss on that related subsidiary.

•          $23.2 million loss during the first quarter of 2002 on securities issued by the holding company of a large national wholesale communications company. In the third quarter of 2001 the company reported sales of $298 million, a 42 percent increase over the comparable prior year period, and liquidity of $1.4 billion in cash equivalents. It was expected that the company would use the proceeds from the sale of non-core assets to further supplement liquidity. In January 2002, the company’s banks agreed to extend the negotiating period for an amendment to the credit agreement until the end of February 2002. During the first quarter of 2002, the company reported fourth quarter 2001 results, including an 11 percent increase in revenue to $330.3 million. The company had cash equivalents in excess of $1.0 billion, an indication that the company had sufficient liquidity to fund its business plan through 2003. However, late in the first quarter of 2002, the company’s banks unexpectedly refused to allow the company to draw on its credit lines. The company reported that it would seek bankruptcy protection. Both Moody’s and Standard & Poor’s downgraded the security during the first quarter of 2002. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

The Company reported a before-tax net realized investment loss of $99.1 million in 2001. The loss was the net of gains of $150.6 million and losses of $249.7 million, including write-downs of $212.3 million recognized as a result of management’s determination that the value of certain fixed maturity securities had other than temporarily declined. Approximately 50 percent of the 2001 write-downs occurred in the communications sector. The following list includes write-downs representing five percent or greater of the total 2001 write-downs, the circumstances that contributed to the write-downs, and how those circumstances might cause impairments in other material investments held by the Company.

•          $29.0 million loss during the fourth quarter of 2001 on securities issued by a global integrated telecommunications company, after the company announced in January 2002 that it would be seeking bankruptcy protection. The company had approximately $2 billion of cash as of September 30, 2001, the most recent reporting date prior to the write-down. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•          $23.6 million loss during the fourth quarter of 2001 on securities issued by a leading U.S. based energy company. This company had an investment-grade rating prior to allegations of fraud and accounting irregularities in November 2001. The company subsequently filed for Chapter 11 bankruptcy protection in December 2001. The investment was downgraded to a below-investment-grade status in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The Company owns senior notes of a related entity. This security was current on principal and interest payments at December 31, 2002. The Company also owns securities of another related entity, a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. The subsidiary was excluded from this insolvency filing due to the financial separation from the parent and was operating as a going concern during 2001.

•          $18.6 million loss during the second quarter of 2001 on securities issued by a global integrated web hosting, data, and telecommunications company, after the company unexpectedly declined to make an interest payment on another senior note in May 2001 even though the company had sufficient available cash. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•          $15.7 million loss during the fourth quarter of 2001 on a provider of local and long distance telephone service and internet service after the company reported in November 2001 that it might seek to restructure its debt. This investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•          $15.0 million loss during the third quarter of 2001 on securities issued by an internet data and web-hosting company, after it was deemed probable in September 2001 that the company might seek to restructure. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•          $14.8 million loss during the fourth quarter of 2001 on securities issued by a large manufacturer of wheels for automobiles, after the company announced in December 2001 that it would seek bankruptcy protection. The company also announced in September 2001 that it would restate results for the previous year and first quarter of the current year because of accounting errors and issued restated results in the fourth quarter of 2001. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

During 2000, the Company reported a net realized investment loss before tax of $53.5 million, including the realized investment loss of $25.9 million on the investment-grade fixed maturity securities transferred to the reinsurer in connection with the individual life and corporate-owned life reinsurance transactions. The loss on these transferred securities was driven by a change in market interest rates and was not attributable to any credit deterioration. Excluding the reinsurance transaction related loss, the Company reported a net gain of $51.0 million in 2000 from the sale of fixed maturity and equity securities. Offsetting this gain was a $132.9 million realized investment loss recognized because the value of certain fixed maturity securities had other than temporarily declined.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.5 billion and $2.3 billion as of December 31, 2002 and 2001, which are reported on a gross basis in the statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	December 31

	2002	2001

Investment-Grade Fixed Maturity Securities	86.1%	85.1%
Below-Investment-Grade Fixed Maturity Securities	10.0	8.7
Equity Securities	0.1	0.1
Mortgage Loans	2.1	3.6
Real Estate	0.1	0.2
Other Invested Assets	1.6	2.3

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2002 included $27.2 billion, or 99.1 percent, of bonds and $244.5 million, or 0.9 percent, of redeemable preferred stocks. The following table shows the carrying value (fair value) composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification
As of December 31, 2002

(in millions of dollars)
Classification	Carrying Value	Net Unrealized Gain (Loss)	Carrying Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Carrying Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain

Basic Industry	$2,437.4	$59.9	$634.8	$(134.0)	$1,802.6	$193.9
Canadian	744.9	146.0	—	—	744.9	146.0
Capital Goods	1,930.6	158.4	284.8	(50.3)	1,645.8	208.7
Communications	2,438.3	44.7	627.0	(157.1)	1,811.3	201.8
Consumer Cyclical	1,399.0	55.7	429.4	(53.3)	969.6	109.0
Consumer Non-Cyclical	2,467.9	245.3	199.0	(28.3)	2,268.9	273.6
Energy (Oil & Gas)	2,493.0	210.2	220.0	(81.5)	2,273.0	291.7
Financial Institutions	1,063.6	(43.0)	173.5	(159.1)	890.1	116.1
Mortgage/Asset Backed	5,682.5	670.2	24.5	(4.3)	5,658.0	674.5
Sovereigns	236.4	19.1	2.3	(0.2)	234.1	19.3
Technology	236.4	(12.5)	100.4	(27.4)	136.0	14.9
Transportation	1,032.0	45.5	166.1	(80.3)	865.9	125.8
U.S. Government Agencies and Municipalities	1,119.5	266.0	338.7	(2.9)	780.8	268.9
Utilities	3,960.3	(14.0)	1,145.3	(288.0)	2,815.0	274.0

Total	$27,241.8	$1,851.5	$4,345.8	$(1,066.7)	$22,896.0	$2,918.2

As of December 31, 2002 there were $2.9 billion gross unrealized gains and $1.1 billion gross unrealized losses in the fixed maturity bond portfolio, of which $738.2 million or 69.2 percent of those unrealized losses were concentrated in basic industry, communications, financial institutions, and utilities. The Company’s current view of risk factors relative to these four industries is as follows:

Basic Industries: This sector is comprised of several cyclical, commodity-based industries, including sub-sectors of mining, chemicals, metals, and forest products. The down cycle in the economy reduced demand for many of these commodities, and the combination of low prices, low capacity utilization, and, in some cases, high raw material prices continue to pressure many of the companies in these sub-sectors. If the economy improves, these cyclical businesses should recover, and the bonds issued by these companies should recover as well. The Company has held these sub-sectors through several economic cycles and has the ability and intent to hold these investments until they recover in value or reach maturity. The portfolio should also benefit from the Company’s credit selection process which seeks to avoid the riskier credits in these sub-sectors.

Communications: The communications sector experienced rapid growth and debt financed expansion following the Telecommunications Act of 1996, which encouraged new entrants and competition. By early 2001, capacity greatly exceeded demand, and industry conditions deteriorated rapidly. The result has been numerous bankruptcies and allegations of fraud, some involving large world-class companies. These bankruptcies will result in lower cost structures, which will place additional pressure on the remaining companies. The Company’s strategy has been to focus on the top-tier companies and those with diversified product offerings. The Company expects conditions to remain difficult but show improvement as the economy recovers.

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets appear capable, in general, of withstanding the increased loan write-offs typically seen in past recessions. In addition to the communications industry, banks are now experiencing more loan write-offs from the energy and utility industries. Finance companies, both consumer and commercial, can also be expected to experience an increase in non-performing receivables. The degree of the economic slowdown will be a key determinant of the amount of credit degradation in the financial services sector.

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

Of the $1.1 billion in gross unrealized losses at December 31, 2002, $210.6 million or 19.7 percent are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. The gross unrealized loss on below-investment-grade fixed maturity bonds was $856.1 million at December 31, 2002, or 80.3 percent of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2002.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds
Length of Time in Unrealized Loss Position
As of December 31, 2002

	Carrying Value	Gross Unrealized Loss

<=90 days	$881.5	$(24.7)
>90<=180 days	138.9	(14.1)
>180<=270 days	161.8	(15.4)
>270 days <=1 year	339.1	(24.7)
>1 year<=2 years	241.6	(39.6)
>2 years<=3 years	133.9	(41.4)
>3 years	331.2	(50.7)

Totals	$2,228.0	$(210.6)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2002. The carrying value and gross unrealized losses are categorized by the relationship of the current market value to amortized cost for those securities on December 31, 2002. The market value to amortized cost relationships are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2002.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds
Length of Time in Unrealized Loss Position
As of December 31, 2002

(in millions of dollars)
	Carrying Value	Gross Unrealized Loss

<=90 days
Carrying value <100% >= 70% of amortized cost	$278.5	$(59.1)
Carrying value < 70% >= 40% of amortized cost	90.0	(49.7)
Carrying value < 40% of amortized cost	0.4	(0.8)

Subtotal	368.9	(109.6)

>90<=180 days
Carrying value <100% >= 70% of amortized cost	384.5	(52.0)
Carrying value < 70% >= 40% of amortized cost	32.4	(17.3)
Carrying value < 40% of amortized cost	27.5	(63.1)

Subtotal	444.4	(132.4)

>180<=270 days
Carrying value <100% >= 70% of amortized cost	364.5	(52.7)
Carrying value < 70% >= 40% of amortized cost	63.2	(61.0)
Carrying value < 40% of amortized cost	17.4	(51.7)

Subtotal	445.1	(165.4)

>270 days <=1 year
Carrying value <100% >= 70% of amortized cost	39.5	(7.5)
Carrying value < 70% >= 40% of amortized cost	110.7	(75.1)
Carrying value < 40% of amortized cost	13.3	(53.1)

Subtotal	163.5	(135.7)

>1 year<=2 years
Carrying value <100% >= 70% of amortized cost	211.5	(25.8)
Carrying value < 70% >= 40% of amortized cost	146.0	(110.1)
Carrying value < 40% of amortized cost	4.6	(7.6)

Subtotal	362.1	(143.5)

>2 years<=3 years
Carrying value <100% >= 70% of amortized cost	128.5	(26.1)
Carrying value < 70% >= 40% of amortized cost	31.9	(23.8)
Carrying value < 40% of amortized cost	0.9	(2.2)

Subtotal	161.3	(52.1)

>3 years
Carrying value <100% >= 70% of amortized cost	91.1	(13.9)
Carrying value < 70% >= 40% of amortized cost	61.2	(42.1)
Carrying value < 40% of amortized cost	20.2	(61.4)

Subtotal	172.5	(117.4)

Totals	$2,117.8	$(856.1)

As previously discussed under “Critical Accounting Policies” contained herein, in determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company utilizes a formal, well-defined, and disciplined process to monitor and evaluate its fixed income investment portfolio. It includes certain members of senior management in addition to the day-to-day investment and accounting professionals. The process results in a thorough evaluation of problem investments and write-downs on a timely basis of investments determined to have an other than temporary impairment.

For those fixed maturity securities with an unrealized loss and on which the Company has not recorded an impairment write-down, the Company believes that the decline in fair value below amortized cost is temporary. The Company has the ability to hold its securities to the earlier of recovery or maturity and intends to hold all of its fixed maturity investments until maturity to meet its liability obligations. If information becomes available that changes the Company’s assessment as to whether the Company will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. The Company may also in certain circumstances sell a security because of industry or environmental issues, to extend the duration of the investment portfolio, due to mergers between issuers which result in positions in excess of the Company’s investment guidelines, and to take advantage of tender offers.

The following is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2002.

Fixed Maturity Bonds – By Maturity
As of December 31, 2002

(in millions of dollars)
	Carrying Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss

Due in 1 year or less	$24.4	$(2.4)
Due after 1 year up to 5 years	305.0	(75.1)
Due after 5 years up to 10 years	1,013.5	(373.7)
Due after 10 years	2,978.4	(611.2)

Subtotal	4,321.3	(1,062.4)
Mortgage-Backed Securities	24.5	(4.3)

Total	$4,345.8	$(1,066.7)

As of December 31, 2002, the Company held investment-grade and below-investment-grade securities with a gross unrealized loss of $10.0 million or greater, as follows:

Gross Unrealized Losses on Fixed Maturity Bonds
$10 Million or Greater
As of December 31, 2002

(in millions of dollars)

Fixed Maturity Bonds	Carrying Value	Gross Unrealized Loss	Length of Time in a Loss Position

Investment-Grade
Principal Protected Equity Linked Note	$39.4	$(22.6)	>1 year<2 years
Principal Protected Equity Linked Note	29.5	(29.3)	>2 years<3 years

Total Investment-Grade	$68.9	$(51.9)

Below-Investment-Grade

Heavy Oil Joint Venture between Venezuela Oil Company and U.S. Oil and Gas Company	$23.7	$(11.7)	<=90 days
U.S. Utility Company	19.5	(10.0)	<=90 days

U.S. Utility Company	20.3	(27.3)	>90<=180 days
Energy Services Company Engaged in Seismic Surveying and Floating Production	12.4	(26.2)	>90<=180 days
Senior Notes Backed by a Pool of High Yield Bonds	1.4	(12.6)	>90<=180 days

Subordinated Notes of a United Kingdom Utility	12.9	(25.7)	>180<=270 days
U.S. Telecommunications Company	27.4	(20.3)	>180<=270 days
Fertilizer Joint Venture between Venezuelan Oil Company and U.S. Conglomerate	17.6	(19.9)	>180<=270 days
Specialty Chemical Company	64.8	(15.4)	>180<=270 days
Marketer of Electricity, Natural Gas, and Other Energy Products	8.2	(11.8)	>180<=270 days
Canadian Telecommunications Company	1.4	(11.6)	>180<=270 days

Niche Chemical Company	46.3	(33.6)	>270 days <=1 year
Senior Notes Backed by a Pool of High Yield Bonds	0.8	(19.2)	>270 days <=1 year
Senior Notes Backed by a Pool of High Yield Bonds	4.2	(14.3)	>270 days <=1 year
U.S. Based International Airline Company	12.3	(11.5)	>270 days <=1 year

Gas Pipeline Company Serving Southern Half of Argentina	24.8	(20.3)	>1 year<=2 years
U.S. Based International Airline Company	24.5	(15.8)	>1 year<=2 years
United Kingdom Electric and Power Company	12.5	(13.4)	>1 year<=2 years

Global Food and Beverage Packaging Manufacturer	43.7	(18.2)	>2 years<=3 years

U.S. Cable and Telephone Company	4.2	(15.7)	>3 years
Senior Notes of a U.S. Cable Company	9.4	(13.6)	>3 years
Notes Backed by a Pool of High Yield Bonds	0.7	(12.6)	>3 years

Total Below-Investment-Grade	$393.0	$(380.7)

During the year ended December 31, 2002, the Company realized a loss of $63.0 million on the sale of fixed maturity securities. These securities had a book value of $250.8 million and a fair value of $187.8 million at the time of sale and represented 42 different issuers. Losses representing five percent or more of the total are as follows:

•          The Company realized $34.0 million in losses on the sale of securities issued by a U.S. based global telecommunications company providing global voice and data services, representing 54.1 percent of the total realized investment loss on sales of fixed maturity securities in 2002. This company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The price of this issuer’s securities dropped significantly in the second quarter of 2002 as the information became public. This company is under multiple investigations, and several senior officers of the issuer have been accused of committing major accounting fraud. These circumstances were significant enough for the Company to change its intent to hold these securities to maturity or recovery. The investment was downgraded to below-investment-grade in the second quarter of 2002, and, at the time of sale, had been in an unrealized loss position for a period of greater than 90 days but less than 180 days. The circumstances of this investment have no impact on other investments.

•          The Company realized $5.9 million in losses on the sale of securities issued by an energy services company engaged in offshore seismic surveying and floating energy production, representing 9.3 percent of the total realized investment loss on sales of fixed maturity securities in 2002. Industry conditions in the energy sector, which is cyclical and driven by the supply and demand for oil and gas, had impacted profit margins, and the company lacked liquidity in the near-term. The investment was downgraded to below-investment-grade status in the second quarter of 2002, causing the investment holdings of this issuer to exceed the Company’s individual issuer group limits established by the Company’s board of directors. As a result, the Company sold the securities in order to lower its overall holding of securities issued by this company. At the time of sale, the investment had been in an unrealized loss position for a period of more than three years. The circumstances of this investment have no impact on other investments.

•          The Company realized $3.9 million in losses on the sale of a below-investment-grade structured security backed by a pool of high yield bonds, representing 6.1 percent of the total realized investment loss on fixed maturity securities in 2002. The continued high level of defaults in the high-yield market and in this pool in particular continued to impact the credit quality of this investment. A review of the investment led to the conclusion that, while a decline in the level of defaults in the general market was expected, no improvement in the prospects for this structured security was expected. This conclusion resulted from the deterioration of the underlying pool of high yield bonds and the deteriorating performance record of the pool’s manager. The investment was downgraded to below-investment-grade status in the third quarter of 2001 and, at the time of sale, had been in an unrealized loss position for a period of greater than 270 days but less than 360 days.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $5.0 billion and $3.8 billion on an amortized cost basis at December 31, 2002 and 2001, respectively. At December 31, 2002, the mortgage-backed securities had an average life of 5.0 years and effective duration of 2.7 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at December 31, 2002, was $2,872.8 million, representing 10.0 percent of the carrying value of invested assets excluding ceded policy loans, below the Company’s internal limit for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,261.7 million at December 31, 2001, or 8.7 percent of invested assets. The year over year increase resulted from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities.

Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects additional downgrades may occur during 2003 and that the Company may experience additional other than temporary impairments in 2003. However, the Company does not anticipate any liquidity problem caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has investments in five special purpose entities whose purposes are to support the Company’s investment objectives. These entities are for asset collateralization and contain specific investment securities that do not include the Company’s common stock or debt. These investments are described as follows:

During 2002 and 2001, the Company invested in three special purpose entity trusts that have underlying assets consisting of unaffiliated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and are reported at fair value in the consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets. The fair value and amortized cost of these investments were $84.4 million and $113.9 million, respectively, at December 31, 2002 and $50.5 million and $58.1 million at December 31, 2001.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $6.9 million and $30.9 million, respectively, at December 31, 2002, and $20.4 million and $46.0 million at December 31, 2001.

At December 31, 2002, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $123.5 million and $127.8 million, respectively, at December 31, 2002, and $113.6 million and $122.6 million at December 31, 2001. At December 31, 2002, the Company had capital commitments of $14.1 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $599.9 million and $941.2 million at December 31, 2002 and 2001, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. One purchase money mortgage associated with the sale of real estate was added to the Company’s investment portfolio during 2002. For the years 2001 and 2000, the only additions were related to two purchase money mortgages associated with the sale of real estate. The Company sold mortgage loans with a book value of $95.1 million during 2002, resulting in a before-tax realized investment gain of $1.2 million.

At December 31, 2002 and 2001, impaired mortgage loans totaled $6.0 million and $13.1 million, respectively. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $7.8 million and $5.7 million at December 31, 2002 and 2001, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2002 and 2001.

Real estate was $37.1 million and $51.8 million at December 31, 2002 and 2001, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $8.2 million and $7.6 million at December 31, 2002 and 2001, respectively.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. As a result of management’s 2001 reviews of the overall mortgage loan portfolio and based on management’s expectations that delinquencies and problem loans would remain low, the valuation allowance on mortgage loans was reduced $10.5 million during 2001. The real estate valuation allowance was reduced $5.7 million during 2001 in conjunction with the sale of the associated property. No changes were made to the allowances during 2002. At December 31, 2002, the balance in the valuation allowances for mortgage loans and real estate was $2.4 million and $19.9 million, respectively.

Other

The Company’s exposure to non-current investments totaled $205.8 million at December 31, 2002, or 0.7 percent of invested assets excluding ceded policy loans. These non-current investments are fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments. Approximately $74.2 million of these investments had principal and interest payments past due for a period greater than one year.

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of December 31, 2002, the Company had $499.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had $235.0 million face value of these contracts that were included in short-term debt in the consolidated statements of financial condition at December 31, 2002.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or forward contracts on specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during 2002 involved current and forward interest rate swaps and forward contracts on credit spreads on specific fixed income securities, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group disability product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During 2002, the Company recognized net gains of $45.4 million on the termination of cash flow hedges and reported $42.1 million in other comprehensive income and $3.3 million as a component of realized investment gains and losses. The Company amortized $12.4 million of net deferred gains into net investment income during 2002. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $52.2 million at December 31, 2002. Additions and terminations, in notional amounts, to the Company’s hedging programs for 2002, were $1,029.6 million and $771.9 million, respectively. The notional amount of derivatives outstanding under the hedge programs was $1,382.8 million at December 31, 2002.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $1,786.7 million for the year ended December 31, 2002, as compared to $1,770.6 million and $1,211.5 million for the comparable periods of 2001 and 2000, respectively.

The Company’s source of cash could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner. The Company believes that cash flows will be sufficient to meet its liquidity requirements for the next twelve months.

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders and to pay its expenses. These payments by the Company’s insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2002, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2002 of 8.19 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2002 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the state of domicile.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year, depending on the state of domicile. Further, pursuant to the 1999 merger of Unum and Provident, the Company is required to obtain approval from the Maine Bureau of Insurance (Maine Bureau) regarding payment of ordinary dividends from the Company’s Maine domiciled insurance subsidiary until 2004.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2003 $328.5 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $113.1 million is conditional upon approval from the Maine Bureau.

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $94.6 million will be available for the payment of dividends from Unum Limited during 2003.

The amount available during 2002 for the payment of ordinary dividends from the Company’s domestic insurance subsidiaries was $384.9 million, including $121.8 million available with approval from the Maine Bureau. Of the total available, $165.0 million was utilized, including $40.0 million as requested by the Company and approved by the Maine Bureau. The amount available during 2002 from Unum Limited was $27.5 million, none of which was utilized.

The ability of the Company to continue to receive dividends from its insurance subsidiaries without regulatory approval will be dependent upon the level of earnings of its insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that will be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support the ratings desired by the Company. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries. The Company’s risk-based capital (RBC) ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was 210 percent and 250 percent at the end of 2002 and 2001, respectively. The decrease in the ratio during 2002 was primarily the result of realized investment losses in the Company’s insurance subsidiaries. Unlike GAAP, statutory accounting does not generally require unrealized gains and losses on fixed maturity securities to be reflected in surplus. Because unrealized losses are not recognized in statutory surplus, the recognition of an impairment write-down or a realized loss on the sale of a security decreases the statutory surplus of the Company’s insurance subsidiaries and therefore decreases the RBC ratios. The individual RBC ratios for the Company’s principal operating subsidiaries ranged from 193 percent to 262 percent at December 31, 2002. Although the individual RBC ratio for each insurance subsidiary continues to be above the range that would require state regulatory action, the Company is reviewing various alternatives to restore the RBC ratios for its insurance subsidiaries to the approximate level of 2001.

At December 31, 2002, the Company had short-term and long-term debt totaling $255.0 million and $1,914.0 million, respectively. The debt to total capital ratio was 29.5 percent at December 31, 2002 compared to 29.8 percent and 30.2 percent at December 31, 2001 and 2000. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the Company, was 27.7 percent at December 31, 2002 compared to 28.0 percent and 27.1 percent at December 31, 2001 and 2000.

During 2000, the Company filed with the Securities and Exchange Commission (SEC) a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In the first quarter of 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. In the second quarter of 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

On November 1, 2002, the Company filed with the SEC a shelf registration on Form S-3. When declared effective by the SEC, the shelf registration statement will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts, from time to time, up to an aggregate of $1.5 billion. The shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

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

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities are split into five-year revolver and 364-day portions. The Company received a 90-day extension on the 364-day portion of the credit facilities which was to expire on October 29, 2002. In connection with that extension, the Company elected to reduce the size of the credit facilities from $1.0 billion to $750.0 million and reduce the size of the commercial paper program to $750.0 million. At December 31, 2002, approximately $750.0 million was available for additional financing under the Company’s revolving credit facilities. On January 27, 2003, the Company elected not to renew the 364-day portion of the credit facilities upon the expiration date for the 90-day extension, retaining only the $472.5 million five-year revolver portion. The Company’s commercial paper program has been similarly reduced in size to $472.5 million.

The credit facilities are available for general corporate purposes, including support of the Company’s $472.5 million commercial paper program, and contain certain covenants that, among other provisions, include a minimum tangible net worth requirement, a maximum leverage ratio restriction, and a limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries. The Company has been in compliance with all covenants of the credit facilities since their inception, with the exception of the limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries, for which it received a waiver for the first, second, and fourth quarters of 2002 due to non-compliance. The Company’s statutory earnings improved during the second quarter and returned to historical levels in the third quarter of 2002, but the covenant stipulates that the most recent twelve month period be used for the statutory earnings test. On August 13, 2002, in connection with the waiver received for the second quarter, the credit facilities were amended to reflect adjusted required levels of consolidated statutory earnings in the calculation of this covenant through 2002 and adjusted required levels of the ratio of senior debt to consolidated statutory earnings through 2003. On March 4, 2003, the Company received a waiver for the limitation on debt relative to the consolidated statutory earnings of the Company’s insurance subsidiaries for the fourth quarter of 2002 to allow for the reporting effects of an intercompany reinsurance transaction.

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

Contractual debt, Company-obligated mandatorily redeemable preferred securities commitments, and lease commitments are as follows (in millions of dollars):

	Payments Due

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Short-term Debt	$255.0	$255.0	$—	$—	$—

Long-term Debt	1,914.0	—	227.0	—	1,687.0

Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	—	—	—	300.0

Operating Leases	131.4	32.5	52.4	30.8	15.7

Total	$2,600.4	$287.5	$279.4	$30.8	$2,002.7

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement, as amended, was $158.8 million at December 31, 2002, with no annual payment expected to exceed $58.3 million.

As previously discussed, at December 31, 2002, the Company had capital commitments of $14.1 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $18.8 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

The Company is exploring various options to improve its capital and risk positions, including but not limited to financing alternatives and various reinsurance opportunities. These actions may result in lower net income or lower net income per common share for the Company in future periods.

Ratings

Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s), Fitch, Inc. (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. If the Company were to experience negative operating trends, it could result in a downgrade of the current ratings, which might affect the Company’s ability to sell and retain its business.

In the fourth quarter of 2002 and subsequently, the rating agencies have downgraded the senior debt ratings of the Company and the financial strength ratings of the Company’s insurance subsidiaries. Currently, each of the rating agencies have the financial strength and senior debt ratings under review with negative implications. The table below reflects the debt ratings, as of the date of this filing, for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best

UnumProvident Corporation
Senior Debt	BBB (Good)	Baa3 (Medium Grade)	BBB (Good)	bbb
Commercial Paper	A-2 (Good)	Prime-3 (Acceptable)	F2 (Good Credit Quality)	AMB-2 (Acceptable)
U.S. Insurance Subsidiaries
Provident Life & Accident	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A (Excellent)
Unum Life of America	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)
First Unum Life	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)
Colonial Life & Accident	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)
Paul Revere Life	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)
Paul Revere Variable	A (Strong)	A3 (Good Financial Security)	A (Strong)	A (Excellent)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions are adjusted accordingly based on key external indices, the discount rate, and the long-term rate of return assumption. The assumptions are consistent for both the U.S. pension plans and the U.S. post-retirement benefit plan. The Company follows Statements of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87) and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106) in its financial reporting and accounting for its pension and post-retirement benefit plans.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. The discount rate was determined based on a review of long-term fixed income securities that receive one of the two highest ratings given by a recognized rating agency. In setting the assumption, the Company also has considered the change in the level of interest rates on these securities since the prior year end and the duration of the fixed income indices relative to the duration of the plans’ liabilities. Historically, the Company has used the Moody’s Aa corporate bond index as one of the primary benchmarks in selecting a discount rate. As of December 31, 2002, 2001, and 2000, this index was 6.52 percent, 7.08 percent, and 7.41 percent, respectively. The Company has estimated that the duration of the index is approximately 11 to 12 years. The majority of the obligations in the U.S. pension plans, however, are related to active and deferred vested employees, and duration, therefore, is significantly longer, at approximately 23 years. The Company therefore adjusted the Moody’s index upward by approximately 25 basis points to arrive at the discount rate assumption of 6.75 percent, 7.35 percent, and 7.60 percent as of December 31, 2002, 2001, and 2000, respectively. Between December 31, 2001 and 2002, the Moody’s Aa corporate bond index dropped by 56 basis points (from 7.08 percent to 6.52 percent). The decline in other Moody’s Aa indices (e.g., industrials and utilities) was comparable. Based on this analysis, the Company determined that the 60 basis point decline in the SFAS 87 and SFAS 106 discount rate, from 7.35 percent on December 31, 2001 to 6.75 percent on December 31, 2002, was reasonable. Lowering the discount rate by 0.5 percent would have increased the 2002 pension expense for the U.S. pension plans by $4.1 million and would be expected to result in an $8.5 million increase in the 2003 pension plan expense.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. For 2003, 2002, and 2001, the long-term return on asset assumption for the U.S. pension plans is 8.50 percent, 9.00 percent, and 9.00 percent, respectively. The determination of the best estimate is based on a “building block” approach. This methodology examines the various elements of the expected return for each asset class, such as inflation, dividends, real return, and risk premium. The expected return for each asset class is calculated as the sum of the individual components. The total expected return for the portfolio equals the weighted average of the return for each asset class, based on the plan’s asset allocation. The expected long-term rate of return assumption for the U.S. pension plans in 2002 is 9.00 percent. This assumption is based on an average expected return of about 6.00 percent annually for fixed income investments and 10.00 percent annually for equities. Based on the target asset allocation of 75 percent equities and 25 percent fixed income securities, this equates to a weighted average return of 9.00 percent. The Company’s expectations for future investment returns in the plans are based on a combination of historical market performance and the Company’s evaluations of investment forecasts prepared by outside consultants and economists. Since 1926, the average real return (before inflation) has been about 8.00 percent for equities and 2.5 percent for bonds. The Company has not relied extensively on the historical market performance of the U.S. pension plans in setting the expected long-term rate of return assumption. This is because the current plan is composed of three plans that were merged to create one plan in 2000. Furthermore, in 2000, annuities were purchased for all existing retirees. Due to the nature of these changes, the historical performance of these plans is not a reliable indicator of future expected performance. In calculating the average return over the lifetime of the plan, the duration of the projected benefit obligation, at approximately 23 years, also has been considered, as well as the effect of active management of the plans’ assets.

For 2003, the expected long-term rate of return assumption will be lowered to 8.50 percent, reflecting lower average expected returns for equities of about 9.25 percent annually. For the U.S. pension plans, the target asset allocation is 75 percent equities and 25 percent fixed income securities, and the actual asset allocation at December 31, 2002 was 73 percent equities and 27 percent fixed income securities. The equity securities are concentrated in large cap investments and subject to the investment return volatility experienced in the S&P 500. The Company uses a compound interest method in computing the rate of return on pension plan assets. The Company intends to review its pension investment policy during the first half of 2003 and will be rebalancing the asset mix following that review. Lowering the expected long-term rate of return on the plan assets by 0.5 percent would have increased the 2002 pension expense by approximately $2.3 million. For 2003, lowering the assumption by 0.5 percent would increase pension expense by approximately $1.8 million.

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

The Company holds an unrecognized net gain or loss representing cumulative liability and asset gains and losses that have not been recognized in pension expense. As of December 31, 2002, there was an estimated unrecognized loss of approximately $320.0 million in the U.S. Pension plans. As of December 31, 2001, the unrecognized loss was $38.0 million, and as of December 31, 2000, there was a $99.0 million unrecognized gain. The unrecognized loss has increased due to asset market value losses that occurred during 2001 and 2002 and the drop in the year end discount rate from 7.60 percent at 2000, to 7.35 percent at 2001, and to 6.75 percent at 2002. The unrecognized net gain or loss is amortized in the pension expense. Only amounts outside of a corridor (equal to 10 percent of the greater of the projected benefit obligation or market value of assets) are amortized. The 2003 pension expense is expected to include a loss amortization of approximately $20.0 million. This loss amortization was less than $1.0 million in 2002. In 2001 and 2000, the pension expense included gain amortization of $4.0 million and $21.0 million, respectively.

The U.S. Pension plans experienced a negative pension expense in 2002, 2001, and 2000 that has increased before tax income in the amount of $2.6 million, $17.7 million, and $164.1 million, respectively. Approximately $116.1 million of the negative pension expense in 2000 is due to a single premium annuity purchase to fund the Company’s retirement benefit obligation for approximately 3,000 retirees.

The end of the year value of the assets in the U.S. Pension plans has declined from $515.0 million in 2000, to $458.0 million in 2001, and to $350.0 million in 2002. The decrease in assets, coupled with the liability increase due to declining discount rates, has reduced the year end funding level in the plan from a surplus of $246.0 million in 2000, to a surplus of $139.0 million in 2001, and to a deficit of $114.0 million as of December 31, 2002. The Company contributes to the U.S. Pension plans in accordance with the minimum funding requirements of ERISA. The Company was not required to make a minimum required contribution in 2002, nor will it be required to make a contribution in 2003. Based on projections performed by the Company’s actuaries, it is anticipated that contributions may not be required in 2004, but will be required in 2005 and/or 2006. The Company may decide to contribute an amount above the minimum required amount.

Recent Events

In late March 2003, the Company’s Board of Directors replaced J. Harold Chandler as Chairman, President, and Chief Executive Officer of the Company. Pursuant to the employment contract between the Company and Mr. Chandler dating from 1999, Mr. Chandler will receive severance and pension benefits which is expected to reduce the Company’s first quarter of 2003 net income by approximately $9.8 million.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. The following discussion regarding the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating the Company’s overall market risk from the information presented below, as actual results may differ. The Company employs various derivative programs to manage these material market risks. See Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

The operations of the Company are subject to risk resulting from interest rate fluctuations, primarily long-term U.S. interest rates. Changes in interest rates and individuals’ behavior affect the amount and timing of asset and liability cash flows. Management continually models and tests asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows management to choose the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to the Company’s activities in derivative financial instruments. The Company uses interest rate swaps, interest rate forward contracts, exchange-traded interest rate futures contracts, and options to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.0 billion and $0.8 billion at December 31, 2002 and 2001, respectively. The fair values of mortgage loans, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $30 million and $50 million at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company’s long-term debt would increase approximately $150 million and $125 million, respectively, and the fair values of the company-obligated mandatorily redeemable preferred securities would increase approximately $25 million and $40 million, respectively.

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

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities denominated in those local currencies. Foreign operations represented 7.6 percent and 7.4 percent of total assets at December 31, 2002 and 2001, respectively, and 8.6 percent and 8.7 percent of total revenue for 2002 and 2001, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2002 and 2001 levels, year end 2002 and 2001 stockholders’ equity would not be materially affected.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
UnumProvident Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

The accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated, as discussed in Note 1.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 5, 2003, except for
Note 14, for which the date is
March 25, 2003

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	December 31

	2002	2001

	(in millions of dollars)
		(Restated)
Assets

Investments
Fixed Maturity Securities Available-for-Sale - at fair value (amortized cost: $25,647.3; $23,723.6)	$27,486.3	$24,393.0
Equity Securities - at fair value (cost: $27.1; $9.4)	27.9	10.9
Mortgage Loans	599.9	941.2
Real Estate	37.1	51.8
Policy Loans	2,743.8	2,517.0
Other Long-term Investments	38.6	30.4
Short-term Investments	218.4	379.7

Total Investments	31,152.0	28,324.0

Other Assets
Cash and Bank Deposits	144.7	123.9
Accounts and Premiums Receivable	1,711.3	1,789.4
Reinsurance Receivable	5,986.0	6,224.0
Accrued Investment Income	589.1	601.3
Deferred Policy Acquisition Costs	2,981.6	2,674.8
Value of Business Acquired	504.3	542.2
Goodwill	666.4	674.7
Current Federal Income Tax	44.7	—
Property and Equipment	417.9	386.9
Miscellaneous	1,033.6	1,058.4
Separate Account Assets	27.9	43.1

Total Assets	$45,259.5	$42,442.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	December 31

	2002	2001

	(in millions of dollars)
		(Restated)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,962.0	$1,926.1
Reserves for Future Policy and Contract Benefits	28,632.0	27,182.9
Unearned Premiums	335.0	328.3
Other Policyholders’ Funds	2,554.9	2,542.5
Current Federal Income Tax	—	19.0
Deferred Federal Income Tax	1,036.4	509.9
Short-term Debt	255.0	161.8
Long-term Debt	1,914.0	2,004.2
Other Liabilities	1,399.1	1,485.0
Separate Account Liabilities	27.9	43.1

Total Liabilities	38,116.3	36,202.8

Commitments and Contingent Liabilities - Note 14

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity - Note 10
Common Stock, $0.10 par Authorized: 725,000,000 shares
Issued: 243,538,355 and 242,394,996 shares	24.4	24.2
Additional Paid-in Capital	1,086.8	1,064.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	900.1	124.3
Net Gain on Cash Flow Hedges	83.9	78.1
Foreign Currency Translation Adjustment	(61.6)	(91.1)
Minimum Pension Liability Adjustment	(145.0)	—
Retained Earnings	5,011.4	4,753.0
Treasury Stock - at cost: 1,951,095 and 176,295 shares	(54.2)	(9.2)
Deferred Compensation	(2.6)	(3.5)

Total Stockholders’ Equity	6,843.2	5,939.9

Total Liabilities and Stockholders’ Equity	$45,259.5	$42,442.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

UnumProvident Corporation and Subsidiaries

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars, except share data)
		(Restated)

Revenue
Premium Income	$7,453.1	$7,078.2	$7,057.0
Net Investment Income	2,085.7	2,002.9	2,060.4
Net Realized Investment Loss	(315.0)	(99.1)	(53.5)
Other Income	389.2	354.3	329.5

Total Revenue	9,613.0	9,336.3	9,393.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,582.4	6,234.3	6,407.5
Commissions	862.7	782.8	754.1
Interest and Debt Expense	162.4	169.6	181.8
Deferral of Policy Acquisition Costs	(705.7)	(695.9)	(595.7)
Amortization of Deferred Policy Acquisition Costs	410.3	432.7	456.5
Amortization of Value of Business Acquired and Goodwill	42.1	75.0	67.3
Other Operating Expenses	1,647.9	1,571.2	1,295.2

Total Benefits and Expenses	9,002.1	8,569.7	8,566.7

Income Before Federal Income Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change	610.9	766.6	826.7

Federal Income Tax (Credit)
Current	(14.8)	139.2	195.7
Deferred	217.4	83.3	92.1

Total Federal Income Tax	202.6	222.5	287.8

Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	408.3	544.1	538.9

Extraordinary Loss, Net of Tax - Note 8	—	(2.9)	—
Cumulative Effect of Accounting Principle Change, Net of Tax – Note 1	(7.1)	—	—

Net Income	$401.2	$541.2	$538.9

Earnings Per Common Share
Basic
Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	$1.69	$2.25	$2.24
Net Income	$1.66	$2.24	$2.24
Assuming Dilution
Income Before Extraordinary Loss and Cumulative Effect of Accounting Principle Change	$1.68	$2.23	$2.23
Net Income	$1.65	$2.22	$2.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total

	(in millions of dollars)
Balance at December 31, 1999	$24.1	$1,028.6	$(18.9)	$3,957.6	$(9.2)	$—	$4,982.2

Comprehensive Income
Net Income, as Restated				538.9			538.9
Change in Net Unrealized Gain on Securities (net of tax expense of $110.1), as Restated			218.3				218.3
Change in Foreign Currency Translation Adjustment (net of tax credit of $7.5)			(33.4)				(33.4)

Total Comprehensive Income							723.8

Common Stock Activity		11.6					11.6
Dividends to Stockholders				(142.1)			(142.1)

Balance at December 31, 2000, as Restated	24.1	1,040.2	166.0	4,354.4	(9.2)	—	5,575.5

Comprehensive Income
Net Income, as Restated				541.2			541.2
Change in Net Unrealized Gain on Securities (net of tax credit of $30.3), as Restated			(38.5)				(38.5)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $1.5)			2.8				2.8
Change in Foreign Currency Translation Adjustment (net of tax credit of $11.0)			(19.0)				(19.0)

Total Comprehensive Income							486.5

Common Stock Activity	0.1	23.9				(3.5)	20.5
Dividends to Stockholders				(142.6)			(142.6)

Balance at December 31, 2001, as Restated	24.2	1,064.1	111.3	4,753.0	(9.2)	(3.5)	5,939.9

Comprehensive Income
Net Income				401.2			401.2
Change in Net Unrealized Gain on Securities (net of tax expense of $378.0)			775.8				775.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $3.1)			5.8				5.8
Change in Foreign Currency Translation Adjustment (net of tax expense of $3.1)			29.5				29.5
Change in Minimum Pension Liability Adjustment (net of tax credit of $76.9)			(145.0)				(145.0)

Total Comprehensive Income							1,067.3

Common Stock Activity	0.2	22.7			(45.0)	0.9	(21.2)
Dividends to Stockholders				(142.8)			(142.8)

Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
		(Restated)

Cash Flows from Operating Activities
Net Income	$401.2	$541.2	$538.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(705.7)	(695.9)	(595.7)
Amortization of Policy Acquisition Costs	410.3	432.7	456.5
Amortization of Value of Business Acquired and Goodwill	42.1	75.0	67.3
Depreciation	57.9	65.3	71.1
Net Realized Investment Loss	315.0	99.1	53.5
Reinsurance Receivable	266.7	(186.3)	386.7
Insurance Reserves and Liabilities	1,242.6	1,629.9	781.0
Federal Income Tax	152.3	59.2	114.0
Other	(395.7)	(249.6)	(661.8)

Net Cash Provided by Operating Activities	1,786.7	1,770.6	1,211.5

Cash Flows from Investing Activities
Proceeds from Sales of Investments
Available-for-Sale Securities	2,776.5	2,754.9	1,711.3
Proceeds from Maturities of Investments
Available-for-Sale Securities	1,385.9	917.1	805.0
Held-to-Maturity Securities	—	—	1.3
Proceeds from Sales and Maturities of Other Investments	378.7	416.1	362.8
Purchase of Investments
Available-for-Sale Securities	(5,848.4)	(5,167.5)	(3,149.3)
Held-to-Maturity Securities	—	—	(23.0)
Other Investments	(402.1)	(174.7)	(385.2)
Net Sales (Purchases) of Short-term Investments	162.0	(101.2)	41.4
Acquisition of Business	(2.8)	(19.2)	(94.2)
Disposition of Business	—	(382.9)	(78.2)
Other	(40.2)	20.8	(57.6)

Net Cash Used by Investing Activities	$(1,590.4)	$(1,736.6)	$(865.7)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

UnumProvident Corporation and Subsidiaries

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
Cash Flows from Financing Activities
Deposits to Policyholder Accounts	$6.2	$6.8	$33.8

Maturities and Benefit Payments from Policyholder Accounts	(22.7)	(49.5)	(209.5)
Net Short-term Debt and Commercial Paper Repayments	(397.0)	(254.2)	(223.8)
Issuance of Long-term Debt	400.0	575.0	—
Long-term Debt Repayments	—	(172.5)	—
Issuance of Common Stock	22.9	20.5	11.6
Dividends Paid to Stockholders	(142.8)	(142.6)	(142.1)
Treasury Stock Acquired	(45.0)	—	—

Net Cash Used by Financing Activities	(178.4)	(16.5)	(530.0)

Effect of Foreign Exchange Rate Changes on Cash	2.9	(0.7)	(1.1)

Net Increase (Decrease) in Cash and Bank Deposits	20.8	16.8	(185.3)

Cash and Bank Deposits at Beginning of Year	123.9	107.1	292.4

Cash and Bank Deposits at End of Year	$144.7	$123.9	$107.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Such accounting principles differ from statutory accounting principles (see Note 15). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Restatement of Financial Information: During 2001 and 2000, the Company recorded other than temporary impairments on certain of its fixed maturity securities based on values that included their quoted market prices, as well as to give effect to analysis by the Company with respect to certain issuers of securities that perhaps was not reflected in those market prices. After discussions with the staff of the Securities and Exchange Commission’s Division of Corporation Finance, the Company has concluded that not relying solely on quoted market prices for its other than temporary impairment charges was an erroneous interpretation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, is restating its previously issued financial statements for the years ended December 31, 2001 and 2000 and for each of the quarters ending March 31, June 30, and September 30 for for 2002, 2001, and 2000 to adjust the amounts recorded during 2001 and 2000 on these securities such that the other than temporary impairments are based on the then quoted market prices. The non-cash adjustments did not impact the Company’s total stockholders’ equity in any period because the Company had already recorded the unrealized effect of the decreased market value of its fixed maturity securities through stockholders’ equity in the appropriate periods.

Shown below is a comparison of the previously reported and restated amounts for each of the periods affected.

	2002

	Year	4th	3rd	2nd	1st

	(in millions of dollars, except share data)
		(unaudited)

As Reported
Net Realized Investment Losses	$(367.6)	$(93.2)	$(70.3)	$(85.8)	$(118.3)
Total Revenue	9,560.4	2,418.7	2,443.6	2,400.2	2,297.9
Income Before Tax and Cumulative Effect of Accounting Principle Change	558.3	139.8	168.8	146.6	103.1
Federal Income Tax	184.2	45.5	59.6	49.8	29.3
Income Before Cumulative Effect of Accounting Principle Change	374.1	94.3	109.2	96.8	73.8
Net Income	367.0	94.3	109.2	96.8	66.7
Net Income Per Common Share
Basic	1.52	0.39	0.45	0.40	0.27
Assuming Dilution	1.51	0.39	0.45	0.40	0.27
Stockholders’ Equity	6,843.2	6,843.2	6,670.2	6,136.0	5,728.8

As Restated
Net Realized Investment Losses	$(315.0)	$(81.1)	$(63.8)	$(84.4)	$(85.7)
Total Revenue	9,613.0	2,430.8	2,450.1	2,401.6	2,330.5
Income Before Tax and Cumulative Effect of Accounting Principle Change	610.9	151.9	175.3	148.0	135.7
Federal Income Tax	202.6	49.7	61.9	50.3	40.7
Income Before Cumulative Effect of Accounting Principle Change	408.3	102.2	113.4	97.7	95.0
Net Income	401.2	102.2	113.4	97.7	87.9
Net Income Per Common Share
Basic	1.66	0.42	0.47	0.40	0.36
Assuming Dilution	1.65	0.42	0.47	0.40	0.36
Stockholders’ Equity	6,843.2	6,843.2	6,670.2	6,136.0	5,728.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	2001

	Total	4th	3rd	2nd	1st

	(in millions of dollars, except share data)
		(unaudited)

As Reported
Net Realized Investment Losses	$(40.6)	$(28.8)	$(9.1)	$(1.5)	$(1.2)
Total Revenue	9,394.8	2,313.5	2,377.4	2,363.0	2,340.9
Income Before Tax and Extraordinary Loss	825.1	195.5	193.2	210.9	225.5
Federal Income Tax	243.0	68.6	66.1	64.8	43.5
Income Before Extraordinary Loss	582.1	126.9	127.1	146.1	182.0
Net Income	579.2	124.0	127.1	146.1	182.0
Net Income Per Common Share
Basic	2.40	0.51	0.53	0.60	0.75
Assuming Dilution	2.38	0.51	0.52	0.60	0.75
Stockholders’ Equity	5,939.9	5,939.9	6,026.2	5,752.2	5,814.0

As Restated
Net Realized Investment Losses	$(99.1)	$(69.5)	$(17.2)	$(6.2)	$(6.2)
Total Revenue	9,336.3	2,272.8	2,369.3	2,358.3	2,335.9
Income Before Tax and Extraordinary Loss	766.6	154.8	185.1	206.2	220.5
Federal Income Tax	222.5	54.3	63.3	63.1	41.8
Income Before Extraordinary Loss	544.1	100.5	121.8	143.1	178.7
Net Income	541.2	97.6	121.8	143.1	178.7
Net Income Per Common Share
Basic	2.24	0.40	0.50	0.59	0.74
Assuming Dilution	2.22	0.40	0.50	0.59	0.73
Stockholders’ Equity	5,939.9	5,939.9	6,026.2	5,752.2	5,814.0

	2000

	Total	4th	3rd	2nd	1st

	(in millions of dollars, except share data)
		(unaudited)

As Reported
Net Realized Investment Gains (Losses)	$(14.6)	$(2.2)	$(14.0)	$1.8	$(0.2)
Total Revenue	9,432.3	2,302.8	2,311.7	2,423.7	2,394.1
Income Before Tax	865.6	231.1	208.5	219.6	206.4
Federal Income Tax	301.4	81.5	71.5	76.5	71.9
Net Income	564.2	149.6	137.0	143.1	134.5
Net Income Per Common Share
Basic	2.34	0.62	0.57	0.59	0.56
Assuming Dilution	2.33	0.62	0.57	0.59	0.56
Stockholders’ Equity	5,575.5	5,575.5	5,176.7	5,083.8	5,107.2

As Restated
Net Realized Investment Losses	$(53.5)	$(23.2)	$(14.0)	$(16.1)	$(0.2)
Total Revenue	9,393.4	2,281.8	2,311.7	2,405.8	2,394.1
Income Before Tax	826.7	210.1	208.5	201.7	206.4
Federal Income Tax	287.8	74.2	71.5	70.2	71.9
Net Income	538.9	135.9	137.0	131.5	134.5
Net Income Per Common Share
Basic	2.24	0.56	0.57	0.55	0.56
Assuming Dilution	2.23	0.56	0.57	0.54	0.56
Stockholders' Equity	5,575.5	5,575.5	5,176.7	5,083.8	5,107.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Operations: The Company does business primarily in North America and operates principally in the life and health insurance business. The Employee Benefits segment includes group long-term and short-term disability insurance, group life insurance, accidental death and dismemberment, group long-term care, and managed disability services. The Individual segment includes the individual disability and individual long-term care lines of business. The Voluntary Benefits segment includes products sold to employees through payroll deduction at the work site. These products include life and health insurance products, primarily disability, accident and sickness, critical illness, and cancer. The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business. See Note 13 for further information on the operating segments.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Many factors influence the assumptions upon which reserves for policy and contract benefits are based, including historical trends in the Company’s experience and expected deviations from historical experience. Considerable judgment is required to interpret actual historical experience and to assess the future factors that are likely to influence the ultimate cost of settling existing claims. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

Investments: Investments are reported in the consolidated statements of financial condition as follows:

Available-for-Sale Fixed Maturity Securities are reported at fair value.

Equity Securities are reported at fair value.

Mortgage Loans are generally carried at amortized cost less an allowance for probable losses.

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $15.0 million and $17.8 million as of December 31, 2002 and 2001, respectively.

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $2,548.0 million and $2,329.3 million of policy loans ceded to reinsurers at December 31, 2002 and 2001, respectively.

Other Long-term Investments are carried at cost plus the Company’s equity in undistributed net earnings since acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

Deferred Policy Acquisition Costs: Certain costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing subsequent to the year of issue.

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

Loss recognition is performed when, in the judgment of management, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred policy acquisition costs on a line of business is questionable. Insurance contracts are grouped on a basis consistent with the Company’s manner of acquiring, servicing, and measuring profitability of the contracts. If loss recognition testing indicates that deferred policy acquisition costs are not recoverable, the deficiency is charged to expense. Once a loss recognition adjustment is required, loss recognition testing is generally performed on an annual basis using then current assumptions until the line of business becomes immaterial or results improve significantly. The assumptions used in loss recognition testing represent management’s best estimates of future experience.

The following table provides the changes in deferred policy acquisition costs:

(in millions of dollars)
	Employee Benefits	Individual	Voluntary Benefits	Other	Consolidated

Balances at December 31, 1999	$796.8	$920.7	$438.0	$235.7	$2,391.2
Capitalized	231.4	208.4	151.9	4.0	595.7
Amortized	(147.2)	(91.1)	(112.3)	(105.9)	(456.5)
Translation of Foreign Currency	(2.7)	(2.5)	—	—	(5.2)
Disposal Due to Reinsurance Transaction	—	—	—	(101.2)	(101.2)

Balances at December 31, 2000	878.3	1,035.5	477.6	32.6	2,424.0

Capitalized	293.8	224.2	177.6	0.3	695.9
Amortized	(169.6)	(106.4)	(126.1)	(30.6)	(432.7)
Translation of Foreign Currency	3.2	(8.4)	—	(0.8)	(6.0)
Disposal Due to Reinsurance Transaction	—	—	(6.4)	—	(6.4)

Balances at December 31, 2001	1,005.7	1,144.9	522.7	1.5	2,674.8

Capitalized	263.5	225.4	216.7	0.1	705.7
Amortized	(168.7)	(102.3)	(139.3)	—	(410.3)
Translation of Foreign Currency	10.9	1.2	—	(0.7)	11.4

Balances at December 31, 2002	$1,111.4	$1,269.2	$600.1	$0.9	$2,981.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.55 percent to 8.13 percent. The accumulated amortization for value of business acquired was $260.7 million and $217.1 million as of December 31, 2002 and 2001, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. The carrying amount of goodwill is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense. Effective January 1, 2002, goodwill is no longer amortized. Prior to that time, goodwill was amortized on a straight-line basis over a period not to exceed 40 years.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $387.7 million and $352.7 million as of December 31, 2002 and 2001, respectively.

Revenue Recognition: Traditional life and accident and health products are long duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins. For interest-sensitive products, the amounts collected from policyholders are considered deposits, and only the deductions during the period for cost of insurance, policy administration, and surrenders are included in revenue. Policyholders’ funds represent funds deposited by contract holders and are not included in revenue.

The Company follows the periodic method of accounting for its Lloyd’s of London (Lloyd’s) business in which premiums are recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur. Premiums for the Lloyd’s business are based on participation in the individual syndicate underwriting years that generate premiums over a three year period of time. The Company uses its historical experience and information obtained from its managing agents to estimate revenues, losses, expenses, and the related assets and liabilities.

Policy and Contract Benefits: Policy and contract benefits, principally related to accident and health insurance policies, are based on reported losses and estimates of incurred but not reported losses for traditional life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders’ policy fund balances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

The annual effective interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

	December 31

	2002	2001

Active Life Reserves - Current Year Issues
Traditional Life	4.50% to 7.25%	6.00% to 7.25%
Individual Disability	5.50% to 9.00%	6.00% to 9.00%
Disabled Lives Reserves - Current Year Claims
Individual Disability	5.50% to 8.00%	5.50% to 8.00%
Group Disability	6.25% to 7.35%	7.35%
Group Life	6.00%	7.00%
Disabled Lives Reserves - Prior Year Claims
Individual Disability	5.50% to 8.00%	5.50% to 8.00%
Group Disability	7.35%	7.35%
Group Life	6.00%	7.00%

Interest assumptions for active life reserves may be graded downward over a period of years. Reserves for future policy and contract benefits on interest-sensitive products are principally policyholder account values.

Policyholders’ Funds: Policyholders’ funds represent customer deposits plus interest credited at contract rates. The Company controls its interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

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

Deferred Gain or Loss on Reinsurance: The Company is a party to various reinsurance agreements. Where applicable, gains or losses on these transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in the consolidated statements of financial condition at December 31, 2002 and 2001 was $325.5 million and $360.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Translation of Foreign Currency: Revenues and expenses of the Company’s foreign operations, principally Canada and the United Kingdom, are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income or loss, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company’s subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $369.5 million and $408.6 million at December 31, 2002 and 2001, respectively, and represented approximately 0.8 percent and 1.0 percent of consolidated assets and 0.9 percent and 1.1 percent of consolidated liabilities for December 31, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation: The Company has various stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations. All options granted under the stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation, the effect on net income and earnings per share would be as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars, except share data)
		(Restated)

Net Income, as Reported	$401.2	$541.2	$538.9
Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	15.5	12.3	8.2

Pro Forma Net Income	$385.7	$528.9	$530.7

Earnings Per Share:
Basic–as Reported	$1.66	$2.24	$2.24
Basic–Pro Forma	$1.59	$2.19	$2.20

Diluted–as Reported	$1.65	$2.22	$2.23
Diluted–Pro Forma	$1.59	$2.17	$2.19

Changes in Accounting Principles:

Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations

Effective January 1, 2002, the Company adopted the provisions of SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 had no material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued
Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not to exceed 40 years. Other intangible assets continue to be amortized over their useful lives.

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. Goodwill impairment is deemed to occur if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally operating segments, as defined in Note 13, or one level below the operating segment if that reporting unit constitutes a business.

The Company completed the required transitional impairment tests and determined that the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million ($0.03 per common share, basic and assuming dilution) and is reported as a cumulative effect of accounting principle change in the consolidated statements of income.

The Company reclassified its January 1, 2002 goodwill asset balance of $663.7 million from the Corporate segment to the segments expected to benefit from the originating business combinations. The reclassification increased the Employee Benefits segment and Individual segment assets by $78.2 million and $585.5 million, respectively.

Had the amortization of goodwill been excluded from income for the years ended December 31, 2001 and 2000, income before federal income taxes and extraordinary losses would have been $787.8 million and $849.0 million, respectively, and net income would have been $561.5 million ($2.30 per common share assuming dilution) and $560.3 million ($2.31 per common share assuming dilution), respectively.

Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS 144. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 (Opinion 30), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Two accounting models existed for long-lived assets to be disposed of under SFAS 121 and Opinion 30. SFAS 144 represents a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure

Effective December 31, 2002, the Company adopted the provisions of SFAS 148. SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require additional disclosures of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether compensation is accounted for using the fair value method of SFAS 123 or the intrinsic value method of Opinion 25. The adoption of SFAS 148 had no impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt the provisions of SFAS 143 effective January 1, 2003. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

SFAS 145 requires that gains and losses associated with debt extinguishments no longer be reported as extraordinary items in statements of income. The Company plans to adopt SFAS 145 effective January 1, 2003 as required. Adoption of this pronouncement is not expected to have an impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities

SFAS 146 requires companies to recognize a liability for the costs associated with exit or disposal activities at the time the liability is incurred rather than at the commitment date. It also establishes that fair value should be the initial measurement basis for the liability. The Company plans to adopt SFAS 146 effective January 1, 2003 as required. Adoption of SFAS 146 is not expected to have an impact on the Company’s financial position or results of operations.

Note 2 - Fair Values of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31 (in millions of dollars)

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed Maturity Securities
Available-for-Sale	$27,462.8	$27,462.8	$24,352.7	$24,352.7
Derivatives Hedging Available-for-Sale	23.5	23.5	40.3	40.3
Equity Securities	27.9	27.9	10.9	10.9
Mortgage Loans	599.9	664.0	941.2	980.6
Policy Loans	2,743.8	2,743.8	2,517.0	2,517.0
Short-term Investments	218.4	218.4	379.7	379.7
Cash and Bank Deposits	144.7	144.7	123.9	123.9
Deposit Assets	694.9	694.9	608.8	608.8

Liabilities
Policyholders’ Funds
Deferred Annuity Products	1,385.0	1,385.0	1,481.1	1,481.1
Other	476.2	476.2	365.8	373.0
Short-term Debt	255.0	255.0	161.8	161.8
Long-term Debt	1,914.0	1,755.7	2,004.2	1,982.8
Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	229.6	300.0	286.2
Derivatives Hedging Liabilities	—	—	(2.4)	(2.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

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

Policy Loans, Short-term Investments, Cash and Bank Deposits, and Deposit Assets: Carrying amounts approximate fair value.

Policyholders’ Funds: Carrying amounts for deferred annuity products and other policyholders’ funds, which include guaranteed investment contracts (GICs) and supplementary contracts without life contingencies, approximate fair value.

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Short-term Debt: Carrying amounts approximate fair value.

Long-term Debt and Company-Obligated Mandatorily Redeemable Preferred Securities: Fair values were obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Derivatives:Fair values are based on market quotes or pricing models and represent the net amount of cash the Company would have received or paid if the contracts had been settled or closed on December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Investments

Securities

The amortized cost and fair values of securities by security type are as follows:

	December 31, 2002 (in millions of dollars)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$948.1	$31.1	$2.5	$976.7
States, Municipalities, and Political Subdivisions	39.6	3.5	0.4	42.7
Foreign Governments	647.8	139.2	0.3	786.7
Public Utilities	3,377.3	266.7	192.3	3,451.7
Mortgage-backed Securities	5,012.3	674.4	4.2	5,682.5
All Other Corporate Bonds	15,365.2	1,803.3	867.0	16,301.5
Redeemable Preferred Stocks	257.0	1.1	13.6	244.5

Total Fixed Maturity Securities	25,647.3	2,919.3	1,080.3	27,486.3
Equity Securities	27.1	3.0	2.2	27.9

Total	$25,674.4	$2,922.3	$1,082.5	$27,514.2

	December 31, 2002 (in millions of dollars)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

	(Restated)

Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$74.2	$13.8	$—	$88.0
States, Municipalities, and Political Subdivisions	55.2	2.5	0.1	57.6
Foreign Governments	723.8	122.7	0.2	846.3
Public Utilities	2,698.5	134.6	59.2	2,773.9
Mortgage-backed Securities	3,820.8	267.6	14.2	4,074.2
All Other Corporate Bonds	16,124.8	984.9	776.3	16,333.4
Redeemable Preferred Stocks	226.3	7.0	13.7	219.6

Total Fixed Maturity Securities	23,723.6	1,533.1	863.7	24,393.0
Equity Securities	9.4	1.9	0.4	10.9

Total	$23,733.0	$1,535.0	$864.1	$24,403.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Investments - Continued

The amortized cost and fair values of fixed maturity securities by maturity date are shown below. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2002 (in millions of dollars)

	Amortized Cost	Fair Value

Available-for-Sale Securities
1 year or less	$354.6	$436.2
Over 1 year through 5 years	1,692.7	1,837.5
Over 5 years through 10 years	4,503.8	4,511.3
Over 10 years	14,083.9	15,018.8

	20,635.0	21,803.8
Mortgage-backed Securities	5,012.3	5,682.5

Total	$25,647.3	$27,486.3

At December 31, 2002, the total investment in below-investment-grade fixed maturity securities (securities rated below Baa3 by Moody’s Investors Service or an equivalent internal rating) was $2,872.8 million or 10.0 percent of invested assets excluding ceded policy loans. The amortized cost of these securities was $3,670.3 million.

Deposit assets in the form of marketable securities held in trust are reported in miscellaneous assets in the consolidated statements of financial condition. Unrealized gains on these securities were $149.6 million and $44.2 million, respectively, at December 31, 2002 and 2001.

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

At December 31, 2002, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $123.5 million and $127.8 million, respectively, at December 31, 2002 and $113.6 million and $122.6 million at December 31, 2001. At December 31, 2002, the Company had capital commitments of $14.1 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

At December 31, 2002, the Company had capital commitments of $18.8 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Investments - Continued

The components of the change in the net unrealized gain on securities and the change in the net gain on cash flow hedges included in other comprehensive income (loss) are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
		(Restated)

Change in Net Unrealized Gain Before Reclassification Adjustment	$873.0	$215.1	$384.5
Reclassification Adjustment for Net Realized Investment Loss	315.0	99.1	53.5
Cumulative Effect Transition Adjustment	—	23.2	—
Change in Net Gain on Cash Flow Hedges	8.9	4.3	—
Change in Net Unrealized Gain on Deposit Assets	105.4	20.6	49.5
Change in the Adjustment to Reserves for Future Policy and Contract Benefits	(139.6)	(426.8)	(159.1)
Change in Tax Liability	(381.1)	28.8	(110.1)

Total	$781.6	$(35.7)	$218.3

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The reported investment in mortgage loans considered to be impaired was $6.0 million and $13.1 million, respectively, at December 31, 2002 and 2001. Included in the impaired loans at December 31, 2002 were loans of $6.0 million that had a related allowance for losses of $2.4 million. Included in the impaired loans at December 31, 2001 were loans of $6.4 million that had a related allowance for losses of $2.4 million and loans of $6.7 million which had no related allowance for losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Investments - Continued

Investment Valuation Allowances

Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(in millions of dollars)

Year Ended December 31, 2000
Mortgage Loans	$32.9	$—	$20.0	$12.9
Real Estate	37.8	—	12.2	25.6

Total	$70.7	$—	$32.2	$38.5

Year Ended December 31, 2001
Mortgage Loans	$12.9	$—	$10.5	$2.4
Real Estate	25.6	—	5.7	19.9

Total	$38.5	$—	$16.2	$22.3

Year Ended December 31, 2002
Mortgage Loans	$2.4	$—	$—	$2.4
Real Estate	19.9	—	—	19.9

Total	$22.3	$—	$—	$22.3

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)

Fixed Maturity Securities	$2,006.8	$1,912.9	$1,824.1
Equity Securities	0.1	0.1	0.1
Mortgage Loans	67.0	86.1	100.7
Real Estate	4.9	11.7	24.7
Policy Loans	11.6	12.0	120.3
Other Long-term Investments	11.2	10.0	11.2
Short-term Investments	19.0	24.7	27.1

Gross Investment Income	2,120.6	2,057.5	2,108.2
Less Investment Expenses	15.0	33.5	24.7
Less Investment Income on PFA Assets	19.9	21.1	23.1

Net Investment Income	$2,085.7	$2,002.9	$2,060.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
		(Restated)

Fixed Maturity Securities
Gross Gains	$188.1	$85.7	$93.4
Gross Losses	(522.3)	(245.1)	(236.5)
Equity Securities	(0.6)	2.4	9.8
Mortgage Loans, Real Estate, and Other Invested Assets	3.5	52.5	42.9
Deposit Assets	13.0	3.1	25.5
Derivatives	3.3	2.3	11.4

Realized Investment Loss	$(315.0)	$(99.1)	$(53.5)

Note 4 - Derivative Financial Instruments

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

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $52.2 million at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps

	Receive Variable/ Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Futures	Options	Total

	(in millions of dollars)

Balance at December 31, 1999	$8.2	$12.3	$1,166.0	$82.9	$—	$301.3	$1,570.7
Additions	—	15.8	569.0	40.0	283.3	—	908.1
Terminations	8.2	—	600.0	122.9	283.3	294.0	1,308.4

Balance at December 31, 2000	—	28.1	1,135.0	—	—	7.3	1,170.4
Additions	500.0	—	459.0	126.6	—	—	1,085.6
Terminations	500.0	10.9	620.0	—	—	—	1,130.9

Balance at December 31, 2001	—	17.2	974.0	126.6	—	7.3	1,125.1
Additions	400.0	—	321.0	308.6	—	—	1,029.6
Terminations	400.0	11.3	329.0	24.3	—	7.3	771.9

Balance at December 31, 2002	$—	$5.9	$966.0	$410.9	$—	$—	$1,382.8

Additions and terminations reported above for futures and options include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists.

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2002, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

	2003	2004	2005	2006	2007	Total

	(in millions of dollars)

Receive Fixed/Pay Variable
Notional Value	$500.0	$149.0	$157.0	$100.0	$60.0	$966.0
Weighted Average Receive Rate	6.25%	6.76%	6.83%	6.90%	13.37%	6.93%
Weighted Average Pay Rate	1.38%	1.38%	1.38%	1.38%	2.61%	1.46%

The Company’s derivatives all qualify as hedges and have been designated as cash flow hedges. The cash flow hedging programs are described as follows.

The Company has executed a series of cash flow hedges in the group disability, individual disability, group and individual long-term care, and group single premium annuities portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2006 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

The Company has also used forward starting swaps to hedge the interest rate on anticipated issuance of debt. The Company recognized a loss of $10.6 million and a gain of $2.8 million during 2002 and 2001, respectively, upon the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

termination of these swaps and reported these amounts in other comprehensive income. These amounts are being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument. See Note 8.

The Company has executed a series of cash flow hedges using forward contracts on credit spreads. Forward contracts on credit spreads are used to hedge fluctuations in the credit risk rate and to improve the matching of assets and liabilities. A forward contract on credit spreads is an agreement in which the Company agrees with other parties to settle for cash, at a specified future date, the computed value of the change in credit spreads of a specific bond. The Company intends to purchase this specific bond at its current market value at the same time the forward contract is terminated. By entering into the forward contract, the Company is able to lock in the credit spread component of this specific bond’s purchase yield. The settlement dates of the forward contracts correspond to the settlement dates of the previously mentioned forward interest rate swap agreements. This combination of derivative instruments allows the Company to lock in the interest rate component and the credit spread component of yields on future bond purchases.

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

During 2002, the Company recognized net gains of $45.4 million upon the termination of cash flow hedges and reported $42.1 million of these gains in other comprehensive income and $3.3 million in operating earnings as realized investment gains. During 2001, the Company recognized net gains of $87.6 million upon the termination of cash flow hedges and reported $85.6 million of these gains in other comprehensive income and $2.0 million in operating earnings as realized investment gains.

The Company amortized $12.4 million and $9.1 million of net deferred gains into earnings during 2002 and 2001, respectively. The estimated amount of net deferred gains that will be amortized into operating earnings during 2003 is $12.5 million. The notional amount of derivatives outstanding under the hedge programs was $1,382.8 million at December 31, 2002.

For the year ended December 31, 2002, there was no material ineffectiveness related to the Company’s derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Value of Business Acquired

A reconciliation of value of business acquired is as follows:

	2002	2001	2000

	(in millions of dollars)

Balance at January 1	$542.2	$591.6	$534.1
Acquisition of Business	—	—	138.4
Disposition of Business	—	—	(31.2)
Interest Accrued	39.7	41.4	43.8
Amortization	(81.8)	(89.8)	(88.8)
Change in Foreign Currency Translation Adjustment	4.2	(1.0)	(4.7)

Balance at December 31	$504.3	$542.2	$591.6

The estimated net amortization of value of business acquired for each of the next five years is $42.6 million in 2003, $41.0 million in 2004, $39.5 million in 2005, $38.0 million in 2006, and $37.9 million in 2007. The acquisition and disposition activity reported for 2000 was related to certain reinsurance transactions. See Note 12.

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2002	2001	2000

	(in millions of dollars)

Balance at January 1	$17,831.3	$16,875.3	$15,344.5
Less Reinsurance Recoverables	2,544.5	2,143.1	2,087.9

Net Balance at January 1	15,286.8	14,732.2	13,256.6

Acquisition of Business - Note 12	—	—	602.5

Incurred Related to
Current Year	4,542.7	4,366.8	4,565.0
Prior Years
Interest	1,015.0	994.9	872.1
Incurred	191.9	74.7	19.6

Total Incurred	5,749.6	5,436.4	5,456.7

Paid Related to
Current Year	1,381.6	1,355.9	1,496.1
Prior Years	3,478.8	3,525.9	3,087.5

Total Paid	4,860.4	4,881.8	4,583.6

Net Balance at December 31	16,176.0	15,286.8	14,732.2
Plus Reinsurance Recoverables	2,445.1	2,544.5	2,143.1

Balance at December 31	$18,621.1	$17,831.3	$16,875.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at the average reserve discount rate used by the Company during 2002, 2001, and 2000. The change in the provision during 2002 for incurred claims and claim adjustment expenses related to prior years is attributable to a decrease in claim recovery rates for early duration claims and a slight increase in the claim acceptance rates.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated statements of financial condition to the liability for unpaid claims and claim adjustment expense is as follows:

	2002	2001	2000

	(in millions of dollars)

Policy and Contract Benefits	$1,962.0	$1,926.1	$1,796.8
Reserves for Future Policy and Contract Benefits	28,632.0	27,182.9	25,633.9

Total	30,594.0	29,109.0	27,430.7
Less: Life Reserves for Future Policy and Contract Benefits	6,803.2	6,509.9	6,489.9
Accident and Health Active Life Reserves	4,546.6	4,284.3	4,054.7
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	623.1	483.5	10.8

Liability for Unpaid Claims and Claim Adjustment Expense	$18,621.1	$17,831.3	$16,875.3

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Changes in these adjustments are reported as a component of other comprehensive income (loss).

September 11, 2001

The tragedy of September 11, 2001 resulted in a 2001 before-tax charge of $24.0 million, or $15.6 million after tax. This charge included estimated gross ultimate losses from reported and unreported claims of $65.0 million less an estimated $41.0 million recoverable from the Company’s reinsurers. The charge did not include any indirect costs which the Company incurred in developing specialized procedures for filing claims resulting from the attacks and in providing additional support to impacted policyholders and group clients. The Company’s reinsurance program provides a significant layer of catastrophic coverage for its individual disability and its group life, accidental death and dismemberment, travel accident, long-term disability, and short-term disability lines of business through a group of highly rated major national and international reinsurance organizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Income Tax

A reconciliation of the income tax (benefit) attributable to continuing operations computed at U.S. federal statutory tax rates to the income tax expense as included in the consolidated statements of income follows:

	Year Ended December 31

	2002	%	2001	%	2000	%

	(in millions of dollars)
			(Restated)

Statutory Income Tax	$213.8	35.0%	$268.3	35.0%	$289.3	35.0%
Tax-exempt Investment Income	(7.7)	(1.3)	(9.8)	(1.3)	(13.5)	(1.6)
Tax Basis in Foreign Subsidiary	—	—	—	—	(44.5)	(5.4)
Change in Valuation Allowance	(11.1)	(1.8)	(44.3)	(5.8)	42.5	5.1
Goodwill	—	—	8.4	1.1	6.9	0.8
Other Items, Net	7.6	1.3	(0.1)	—	7.1	0.9

Effective Tax	$202.6	33.2%	$222.5	29.0%	$287.8	34.8%

The net deferred income tax liability consists of the following:

	December 31

	2002	2001

	(in millions of dollars)
		(Restated)
Deferred Tax Liability
Deferred Policy Acquisition Costs	$665.7	$603.5
Net Unrealized Gain on Securities and Cash Flow Hedges	469.9	97.9
Value of Business Acquired	177.6	192.1
Policy Reserve Adjustments	220.8	128.3
Property and Equipment	26.5	26.2
Other Employee Benefits	—	19.9
Other	42.5	33.2

Gross Deferred Tax Liability	1,603.0	1,101.1

Deferred Tax Asset
Loss Carryforwards	184.4	221.7
Reinsurance Gains and Losses	96.5	128.1
Accrued Liabilities	17.3	24.9
Tax Basis in Foreign Subsidiary	3.9	3.9
Realized Investment Gains and Losses	171.7	164.9
Postretirement Benefits	67.4	70.9
Other Employee Benefits	44.1	—
Foreign Currency Translation	30.7	33.8
Other	10.7	14.2

Gross Deferred Tax Asset	626.7	662.4
Less Valuation Allowance	60.1	71.2

Net Deferred Tax Asset	566.6	591.2

Net Deferred Tax Liability	$1,036.4	$509.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Income Tax - Continued

Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders’ surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders’ surplus account. Further, any future distributions from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. The amount of the policyholders’ surplus account at December 31, 2002, is approximately $228.8 million. Future distributions from the policyholders’ surplus account are deemed to occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders’ surplus account were deemed distributed in 2002, this would result in a tax of approximately $80.1 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

The Company has not provided for deferred taxes on basis differences in its foreign subsidiaries that are permanent in duration or on the unremitted earnings of its domestic subsidiaries which are not expected to result in taxable or deductible amounts.

The Company’s consolidated statements of income include the following amounts of income subject to foreign taxation and the related foreign income tax expense (credit):

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
Income Before Tax Subject to Foreign Taxation	$94.1	$95.2	$109.5

Foreign Income Tax Expense (Credit)
Current	$22.1	$7.8	$54.3
Deferred	(2.8)	8.0	(23.6)

Total Foreign Income Tax Expense	$19.3	$15.8	$30.7

For most of the Company’s subsidiaries, tax years through 1995 are closed to further assessment by the Internal Revenue Service (IRS). During 2002, the IRS continued its examination of subsequent tax years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the financial position, liquidity, or results of operations of the Company.

During 2002, the Company’s valuation allowance decreased by $11.1 million related to its investment in foreign operations.

The Company’s subsidiaries had net operating loss carryforwards of approximately $496.0 million and capital loss carryforwards of $24.3 million as of December 31, 2002. The majority of the net operating loss carryforwards will begin to expire, if not utilized, in 2020. The capital loss carryforwards, if not utilized, will expire in 2006 and 2007.

Federal income taxes paid during 2002, 2001, and 2000 were $27.5 million, $127.3 million, and $165.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

Debt

Short-term debt consists of the following (in millions of dollars):

	December 31

	2002		2001

	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Commercial Paper	$—	—	$126.8	3.28%
Current Portion of Medium-term Notes	20.0	5.96%	35.0	7.55
Reverse Repurchase Agreements	235.0	1.44	—	—

Total	$255.0		$161.8

Long-term debt consists of the following:

	December 31

	2002	2001

	(in millions of dollars)
Commercial Paper, average interest rate of 3.22%	$—	$470.2
Notes @ 7.25% due 2032, callable at or above par	150.0	—
Notes @ 7.375% due 2032, non-callable	250.0	—
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 7.625% due 2011, non-callable	575.0	575.0
Notes @ 6.375% due 2005, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.3% due 2005 to 2028, non-callable	89.0	109.0

Total	$1,914.0	$2,004.2

During 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. In 2002, the Company completed two long-term debt offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032, and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Debt and Company-Obligated Mandatorily Redeemable Preferred Securities - Continued

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities are split into five-year revolver and 364-day portions. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin or an alternate base rate. The Company received a 90-day extension on the 364-day portion of the credit facilities which was to expire on October 29, 2002. In connection with this extension, the Company elected to reduce the size of the credit facilities from $1.0 billion to $750.0 million and reduce the size of the commercial paper program to $750.0 million. At December 31, 2002, approximately $750.0 million was available for additional financing under the Company’s revolving credit facilities. On January 27, 2003, the Company elected not to renew the 364-day portion of the credit facilities upon the expiration date for the 90-day extension, retaining only the $472.5 million five-year revolver portion. The Company’s commercial paper program has been similarly reduced in size to $472.5 million.

In 2001 the Company redeemed its $172.5 million par value 8.8% monthly income debt securities. This early extinguishment of debt resulted in a write-off of the remaining deferred debt costs of $4.5 million associated with the issuance of the securities. The write-off is reported as an extraordinary loss, net of a $1.6 million tax benefit, in 2001.

Commercial paper debt outstanding at December 31, 2001 was due within one year, but a portion was classified as long term because the Company had the ability through the senior revolving credit facilities to convert this obligation into longer-term debt.

Of the $1,914.0 million of long-term debt at December 31, 2002, $227.0 million will mature in 2005 and $1,687.0 million will mature in 2011 and thereafter.

Interest paid on short-term and long-term debt during 2002, 2001, and 2000 was $138.8 million, $137.1 million, and $156.9 million, respectively.

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

Interest costs related to these securities are reported in the consolidated statements of income as a component of interest and debt expense. Interest paid on these securities during each of the years ended December 31, 2002, 2001, and 2000 was $22.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement plans for its employees, including non-qualified pension plans. Continued declines in the performance of equity investment markets combined with steadily increasing pension liabilities have reduced the Company’s pension plan’s funding level. In the fourth quarter of 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, the Company recorded a $145.0 million non-cash minimum pension liability adjustment, net of deferred federal income tax, to accumulated other comprehensive income in stockholders’ equity.

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans. Certain prior year amounts have been adjusted for the pension plans of the foreign affiliates.

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

	(in millions of dollars)

Change in Benefit Obligation
Balance at January 1	$422.9	$353.6	$218.8	$191.8
Service Cost	18.2	14.8	6.0	4.0
Interest Cost	30.3	26.0	14.0	14.1
Plan Amendments	—	—	(22.8)	(15.2)
Actuarial Loss	117.2	45.4	14.1	35.1
Benefits Paid	(11.5)	(15.2)	(11.0)	(11.0)
Change in Foreign Exchange Rates	6.5	(1.7)	—	—

Balance at December 31	583.6	422.9	219.1	218.8

Change in Fair Value of Plan Assets
Balance at January 1	508.7	570.7	10.4	10.9
Actual Return on Plan Assets	(109.9)	(52.2)	1.8	(0.1)
Contributions	7.7	7.1	10.5	10.6
Benefits Paid	(11.5)	(15.2)	(11.0)	(11.0)
Change in Foreign Exchange Rates	4.5	(1.7)	—	—

Balance at December 31	399.5	508.7	11.7	10.4

Funded (Underfunded) Status of the Plans at December 31	(184.1)	85.8	(207.4)	(208.4)
Unrecognized Net Actuarial Loss	317.8	45.3	47.4	36.0
Unrecognized Prior Service Cost	(19.8)	(22.5)	(32.2)	(21.7)
Unrecognized Net Transition (Asset) Obligation	(0.2)	0.3	—	—

Prepaid (Accrued) Benefit Cost	$113.7	$108.9	$(192.2)	$(194.1)

The funded status amounts in the pension benefits columns above combine plans with projected benefit obligations in excess of plan assets and plans with plan assets in excess of projected benefit obligations. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $577.0 million, $503.0 million, and $392.6 million, respectively, as of December 31, 2002.

At December 31, 2002, the plan assets include 448,784 shares of the Company’s common stock with a fair value of $7.9 million. The amount of dividends paid during 2002 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

Amounts recognized in the consolidated statements of financial condition for the Company’s pension plans consist of the following:

	December 31

	2002	2001

	(in millions of dollars)

Prepaid Benefit Cost	$1.2	$139.5
Accrued Benefit Liability	(109.4)	(30.6)

Minimum Pension Liability Adjustment in Accumulated Other Comprehensive Income (Loss), Before Tax	221.9	—

Prepaid Benefit Cost	$113.7	$108.9

The weighted average assumptions used in the measurement of the Company’s benefit obligation are as follows. Certain prior year amounts have been adjusted for the pension plans of the foreign affiliates.

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

Discount Rate	6.64%	7.35%	6.75%	7.35%
Expected Return on Plan Assets	8.26%	9.00%	6.00%	6.00%
Rate of Compensation Increase	4.57%	5.00%	—	—

For measurement purposes at December 31, 2002, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2003 was 10.0 percent. The rate range was assumed to change gradually to a rate of 5.0 percent for 2009 and remain at that level thereafter. For measurement purposes at December 31, 2001, the annual rate of increase in the per capita cost of covered health care benefits for 2002 was 11.0 percent, and was assumed to gradually decrease to a rate of 5.0 percent in 2008 and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2002 and 2001 would have an insignificant impact on the net periodic postretirement benefit cost and postretirement benefit obligation.

The following table provides the components of the net periodic benefit cost (credit) and early retirement cost for the plans described above. Certain prior year amounts have been adjusted for the pension plans of the foreign affiliates.

	Year Ended December 31

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

	(in millions of dollars)

Service Cost	$18.2	$16.0	$13.4	$5.9	$4.0	$4.9
Interest Cost	30.3	26.3	48.1	14.0	14.1	13.2
Expected Return on Plan Assets	(44.9)	(49.9)	(85.9)	(0.6)	(0.6)	(0.7)
Net Amortization and Deferral	(0.9)	(5.2)	(23.3)	(2.1)	(1.5)	(1.9)
Settlement	—	—	(116.1)	—	—	—

Total	$2.7	$(12.8)	$(163.8)	$17.2	$16.0	$15.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

During 2000, the Company, through its defined benefit pension plan, purchased a single premium annuity to fund the Company’s retirement benefit obligation for approximately 3,000 retirees. This transaction resulted in a gain of $116.1 million before tax, or $75.5 million after tax.

Note 10 - Stockholders’ Equity and Earnings Per Share

Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred shares have been issued.

Earnings Per Common Share

The computations of earnings per common share and earnings per common share assuming dilution are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars, except share data)
		(Restated)

Numerator
Net Income	$401.2	$541.2	$538.9

Denominator (000s)
Weighted Average Common Shares - Basic	242,032.9	241,824.9	240,880.4
Dilution for Assumed Exercise of Stock Options and Stock	1,037.2	1,783.8	1,180.6

Weighted Average Common Shares - Assuming Dilution	243,070.1	243,608.7	242,061.0

Net Income Per Common Share
Basic	$1.66	$2.24	$2.24
Assuming Dilution	$1.65	$2.22	$2.23

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when options are out of the money. Approximately 15.3 million, 10.2 million, and 10.7 million options for the years ended December 31, 2002, 2001 and 2000, respectively, were not considered dilutive due to the options being out of the money.

Note 11 - Incentive Compensation and Stock Purchase Plans

Annual Incentive Compensation

The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of certain goals. Compensation cost recognized in the consolidated statements of income for annual incentive plans is $27.5 million, $27.0 million, and $28.8 million for 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 11 - Incentive Compensation and Stock Purchase Plans - Continued

Stock Plans

Under the stock plan of 1999, the Company has available up to 17,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. The number of shares available to be issued as restricted stock or unrestricted stock awards is limited to 3,500,000 shares. The options have a maximum term of ten years after the date of grant. The Company granted 2,500 shares and 158,100 shares of restricted stock during 2002 and 2001 to certain employees with a weighted average grant date value of $28.90 and $27.99, respectively, per common share.

Under the broad-based stock plan of 2001, the Company has available up to 2,000,000 shares of common stock for awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors.

Under the broad-based stock plan of 2002, the Company has available up to 2,390,000 shares of common stock for awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors. For the stock plan of 1999, the broad-based stock plan of 2001, and the broad-based stock plan of 2002, the exercise price for stock options issued shall not be less than the fair market value of the Company’s stock as of the grant date.

Summaries of the Company’s stock options issued under the various plans are as follows:

	2002		2001		2000

	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price

Outstanding at January 1	18,196	$30.87	16,200	$30.53	14,299	$36.04
Granted	3,480	28.81	3,495	28.12	5,299	15.71
Exercised	(1,003)	17.29	(910)	16.79	(612)	16.04
Forfeited or Expired	(1,441)	32.14	(589)	26.95	(2,786)	33.66

Outstanding at December 31	19,232	31.11	18,196	30.87	16,200	30.53

	December 31, 2002

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares (000s)	Weighted Average Remaining Years in Contractual Life	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price

$10 to 19	2,967	6.3	$14.56	1,280	$15.64
20 to 29	9,579	6.2	27.46	4,000	26.17
30 to 39	3,038	4.1	34.45	3,038	34.45
40 to 49	1,146	5.8	45.55	1,146	45.55
50 to 59	2,502	5.8	54.05	2,308	53.96

Total	19,232	5.8	31.11	11,772	34.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 11 - Incentive Compensation and Stock Purchase Plans - Continued

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company’s employees are eligible to participate in an ESPP. Under the plan, up to 1,460,000 shares of the Company’s common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 191,383, 159,572, and 201,626 shares to employees with a weighted average exercise price of $18.67, $22.40, and $16.73 in 2002, 2001, and 2000, respectively.

Compensation Cost Under the Fair Value Approach

The Company applies Opinion 25 and related interpretations in accounting for the stock option plans and ESPP. Accordingly, no compensation cost has been recognized for these plans. Compensation cost for the Company’s stock option plans and ESPP under the fair value approach defined in SFAS 123 was estimated as of the grant date using Black-Scholes option pricing models and is disclosed in Note 1.

The weighted average assumptions used in estimating compensation cost are as follows:

	Year Ended December 31

	2002	2001	2000

Volatility	24.8%	26.3%	24.2%
Risk-free Rate of Return	4.5%	5.0%	6.6%
Dividend Payout Rate Per Share	$0.59	$0.59	$0.59
Time of Exercise
Stock Option Plan	6.0 years	6.0 years	6.0 years
ESPP	3 months	3 months	3 months
Weighted Average Fair Value of Awards Granted During the Year
Stock Option Plan	$7.56	$7.87	$2.73
ESPP	$4.13	$5.57	$5.20

Note 12 - Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 2002 relates to approximately 347 reinsurance relationships. Of the five major relationships which account for approximately 79 percent of the reinsurance receivable at December 31, 2002, all are with companies rated A or better by A.M. Best Company or are fully securitized by letters of credit, investment-grade fixed maturity securities held in trust, and/or through agreements where the ceding company retains the assets in its general account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Reinsurance - Continued

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of income net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
Premium Income	$765.4	$720.6	$665.3
Benefits and Change in Reserves for Future Benefits	1,219.5	1,172.3	820.8

Premium income assumed was $511.3 million, $513.3 million, and $618.1 million during 2002, 2001, and 2000, respectively.

During 2001, the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written by one of the Company’s insurance subsidiaries. The effective date of the transaction was November 1, 2001. Total policy reserves ceded were approximately $113.6 million. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded.

Effective July 1, 2000, the Company entered into various reinsurance agreements with Reassure America Life Insurance Company (Reassure America), an affiliate of Swiss Re Life & Health America Inc., under which Reassure America reinsured on a 100 percent indemnity coinsurance basis substantially all of the individual life insurance and corporate-owned life insurance policies written by the Company’s insurance subsidiaries, as well as a small block of individually underwritten group life insurance. Reassure America has a current A.M. Best rating of A++ (superior). In consideration of the transfer of reserves, the Company received a ceding commission of $601.0 million. Total liabilities of $3,346.8 million and policy loans of $2,040.9 million were assumed by Reassure America. The $388.2 million before-tax and $252.3 million after-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded.

Effective January 1, 2000, an insurance subsidiary of the Company reinsured the inforce individual disability income block of business of the New York Life Insurance Company through a 100 percent indemnity modified coinsurance agreement. The Company paid a ceding commission of $88.0 million which is being amortized as earnings emerge from the business assumed.

Centre Life Reinsurance Limited

In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States noncancelable individual disability active life reserves of one of the Company’s insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business after six years without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re’s defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re’s defined risk limit reverts back to the Company. As of December 31, 2002, the attachment point had not been reached.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Reinsurance - Continued

The following discloses the various layers in the agreement at December 31, 2002 (in millions of dollars):

Net GAAP Reserves	$948.1
Experience Layer	483.1

Attachment Point	1,431.2
Centre Re’s Defined Risk Layer	25.6

Defined Risk Limit	$1,456.8

Under this agreement, the Company funds a trust account equal to the amount of the Company’s exposure. This trust account provides security for amounts due by the Company prior to reaching the attachment point. The Company controls the management of the business, including premium collection and claims management, under this agreement. All premiums, less amounts for management expenses and claim payments, are transferred to the trust account on a quarterly basis. The Company also acts as the investment manager for 80 percent of the assets in the trust with Centre Re managing the remaining 20 percent.

This reinsurance agreement transfers risk and is accounted for as a long-duration reinsurance contract in accordance with the provisions of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The underlying operating results of this contract are reflected in other income, and any realized gain or loss from the sale of assets is reflected as a realized investment gain or loss in the Company’s consolidated statements of income.

Included in miscellaneous assets in the consolidated statements of financial condition at December 31, 2002, is a deposit asset for this reinsurance arrangement of approximately $452.2 million. The deposit asset is comprised of the Company’s experience layer and unrealized gains or losses on the marketable securities held in the trust. Unrealized gains or losses on marketable securities held in the trust and the related effects on claim reserves are included in other comprehensive income (loss) in the equity section of the Company’s consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Segment Information

Selected data by segment is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
Premium Income
Employee Benefits
Group Long-term Disability	$2,309.6	$2,151.8	$2,082.7
Group Short-term Disability	604.9	569.6	514.4
Group Life	1,443.4	1,338.7	1,194.8
Accidental Death & Dismemberment	215.2	206.3	187.3
Group Long-term Care	103.4	81.1	63.3

	4,676.5	4,347.5	4,042.5

Individual
Individual Disability	1,661.0	1,647.8	1,643.5
Individual Long-term Care	232.4	180.3	133.7

	1,893.4	1,828.1	1,777.2

Voluntary Benefits	845.7	790.7	739.6
Other	37.5	111.9	497.7

	7,453.1	7,078.2	7,057.0

Net Investment Income and Other Income
Employee Benefits	1,039.5	940.4	853.1
Individual	1,068.9	999.5	962.3
Voluntary Benefits	136.4	138.1	119.7
Other	194.5	234.6	406.7
Corporate	35.6	44.6	48.1

	2,474.9	2,357.2	2,389.9

Total Operating Revenue (Excluding Net Realized Investment Loss)
Employee Benefits	5,716.0	5,287.9	4,895.6
Individual	2,962.3	2,827.6	2,739.5
Voluntary Benefits	982.1	928.8	859.3
Other	232.0	346.5	904.4
Corporate	35.6	44.6	48.1

	9,928.0	9,435.4	9,446.9

Benefits and Expenses
Employee Benefits	5,118.4	4,758.1	4,461.3
Individual	2,689.3	2,536.9	2,441.4
Voluntary Benefits	817.9	767.7	705.3
Other	186.4	293.2	861.1
Corporate	190.1	213.8	97.6

	9,002.1	8,569.7	8,566.7

Operating Income Before Net Realized Investment Loss, Federal Income Tax, Extraordinary Loss, and Cumulative Effect of Accounting Principle Change
Employee Benefits	597.6	529.8	434.3
Individual	273.0	290.7	298.1
Voluntary Benefits	164.2	161.1	154.0
Other	45.6	53.3	43.3
Corporate	(154.5)	(169.2)	(49.5)

	$925.9	$865.7	$880.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
		(Restated)

Total Operating Revenue by Segment	$9,928.0	$9,435.4	$9,446.9
Net Realized Investment Loss	(315.0)	(99.1)	(53.5)

Total Revenue	$9,613.0	$9,336.3	$9,393.4

Total Operating Income by Segment	$925.9	$865.7	$880.2
Net Realized Investment Loss	(315.0)	(99.1)	(53.5)
Federal Income Tax	202.6	222.5	287.8
Extraordinary Loss, Net of Tax	—	(2.9)	—
Cumulative Effect of Accounting Principle Change, Net of Tax	(7.1)	—	—

Net Income	$401.2	$541.2	$538.9

Included in benefits and expenses above is amortization of deferred policy acquisition costs, value of business acquired, and goodwill. Amortization of these items by segment is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
Employee Benefits	$170.8	$171.6	$149.6
Individual	140.4	150.5	131.8
Voluntary Benefits	141.2	128.4	114.6
Other	—	30.6	105.5
Corporate	—	26.6	22.3

Total	$452.4	$507.7	$523.8

Assets by segment are as follows:

	December 31

	2002	2001

	(in millions of dollars)
Employee Benefits	$14,614.1	$12,662.9
Individual	19,723.3	17,243.8
Voluntary Benefits	2,716.6	2,443.2
Other	9,104.6	9,416.4
Corporate	(899.1)	676.4

Total	$45,259.5	$42,442.7

Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with the Company’s target capital levels for regulatory and rating agency purposes. The internal formula may result in a “negative” equity and “negative” asset amount remaining in the Corporate segment. This formula is modified periodically to recognize changes in the views of capital requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement is $158.8 million at December 31, 2002, with no annual payment expected to exceed $58.3 million.

The Company’s insurance subsidiary in the United Kingdom entered into an agreement during 2002 with Sun Life Financial of Canada to acquire its United Kingdom group income protection business together with the renewal rights to the group life business at a price of £27.3 million (approximately $43.5 million). The transaction closed in the first quarter of 2003.

Contingent Liabilities

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere and who claimed that their compensation had been reduced in breach of their broker contract and in violation of the Massachusetts Consumer Protection Act (the Act). A class was certified in February 2000. In April 2001, the jury returned a complete defense verdict on the breach of contract claim. Notwithstanding the jury verdict, the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Act. In September 2002, the judge ruled that Paul Revere violated the Act and awarded double damages plus attorneys’ fees. Most of the issues concerning how to calculate the damages have been determined but several remain outstanding before an appeal can be perfected. Complicating the matter was the unexpected death of the trial judge. In March 2003, a new judge was assigned to the case so the parties can proceed to conclude matters before the trial court. The Company feels strongly that the judge’s ruling is contrary to both the law and the facts of the case and plans to appeal after the judgment is made final.

The career agent class action purports to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and who were offered contracts to sell insurance policies as independent producers. The career agents claimed that the termination of their employment relationship was contrary, inter alia, to promises of lifetime employment. Class certification was denied for the career agents. The career agent plaintiffs have since re-filed their complaint seeking class action status by limiting the issues to compensation matters similar to those in the certified broker class action. A motion for certification of a class with respect to this narrower claim was filed, but has not been acted upon.

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits has filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Two of the complaints were subject to arbitration. In June 2001, the first arbitration was heard before a National Association of Securities Dealers panel, and the arbitration panel awarded the plaintiffs $190,000 in compensatory damages with no award for punitive damages, attorneys’ fees, or interest. The second arbitration was cancelled because all of the claims of 43 out of 47 general managers (including the manager subject to arbitration) were settled in July 2002. Partial claims for four general managers remain, along with claims for the two career class representatives. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in the remaining cases. Management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

On November 22, 2002 the case of Joan Ferrari, Derivatively on Behalf of Nominal Defendant UnumProvident Corporation v. William L. Armstrong, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. This is a shareholder’s derivative action brought for the benefit of nominal defendant UnumProvident Corporation against its Board of Directors and certain executive officers seeking to remedy alleged breaches of fiduciary duties and other violations of claims paying law. Plaintiff alleges the Individual Defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims by individuals. Further, plaintiff alleges as a result of their responsibility for and knowledge of the Company’s policies and practices, the Individual Defendants knew that the Company was violating various state and federal laws, thus exposing the Company to liability and damages. Plaintiff alleges these acts violated their fiduciary duties of good faith and loyalty. The lawsuit was removed to the United States District Court for the Eastern District of Tennessee on December 27, 2002. Subsequently, two additional shareholder’s derivative actions have been filed in the United States District Court for the Eastern District of Tennessee alleging, among other things, breach of fiduciary duties involving aspects of claims handling and financial reporting. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

On February 12, 2003 an alleged securities class action suit entitled Frank W. Knisley v. UnumProvident Corporation, et al. was filed in the United States District Court for the Eastern District of Tennessee. The plaintiffs in this case seek to represent purchasers of UnumProvident Corporation publicly traded securities between May 7, 2001 and February 4, 2003. Further, the plaintiffs allege that the Company caused its shares to trade at artificially high levels by, among other things, issuing misleading financial statements, improperly accounting for impaired investments, and pursuing certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Four additional alleged securities class action lawsuits have been filed in the United States District Court for the Eastern District of Tennessee alleging similar causes of action. On February 27, 2003, a sixth complaint entitled Richard Martin v. UnumProvident Corporation, et al., was filed in the United States District Court for the Southern District of New York alleging similar causes of action. The Company strongly denies the allegations in these complaints and will vigorously defend the litigation.

On March 5, 2003, a shareholder’s derivative action, Yoram Levy, Derivatively on Behalf of UnumProvident Corporation v. J. Harold Chandler, et al., was filed in State of Tennessee Chancery Court of Hamilton County against the Board of Directors, certain former directors, and certain executive officers alleging breaches of fiduciary duties in connection with misrepresenting financial results from May 2001 to present through failure to pay certain claims for insureds and failure to record impaired investment assets on a timely basis in order to inflate the price of the Company’s stock. The complaint also alleges abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On March 11, 2003, a substantially similar shareholder’s derivative action, Guy Patterson, Derivatively on Behalf of UnumProvident Corporation v. J. Harold Chandler, et al., was filed in State of Tennessee Chancery Court of Hamilton County. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

The Company and its insurance subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For claim litigation, the Company and its insurance subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s consolidated results of operations in a particular reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

On January 23, 2003 a jury in California State Court in Marin County, in the case of Chapman v. UnumProvident et al., returned a verdict of $31.6 million against UnumProvident and two of its subsidiaries, The Paul Revere Life Insurance Company and Provident Life and Accident Insurance Company. The largest portion of the verdict was $30.0 million in punitive damages. The Company strongly disagreed with the verdict because the evidence did not support it. The Company filed post-trial motions which challenged, among other things, the excessiveness of the punitive damage award. On March 25, 2003, the court entered an order reducing the punitive damage award to $5.0 million, thereby reducing the total award to $6.1 million. The Company is assessing whether or not it will appeal the verdict to the California Court of Appeals.

Additionally, from time to time class action allegations are pursued where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions which can properly be addressed by a class action. Nevertheless, the Company monitors these cases closely and defends itself appropriately where these allegations are made. Five such purported class actions are described below.

On July 15, 2002, the case of Edmundo M. Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of Sonoma County, California. It was subsequently removed to the United States District Court in the Northern District of California. On January 21, 2003, a First Amended Complaint was filed, purporting to be a class action. This complaint alleges that plaintiff individually was wrongfully denied disability benefits under a group long-term disability plan and alleges breach of fiduciary duties on behalf of himself and others covered by a similar plan whose disability benefits have been denied or terminated after a claim was made. The complaint seeks, among other things, injunctive and declaratory relief and payment of benefits. A motion to dismiss or, in the alternative, for summary judgment, has been filed. The Company denies the allegations in the complaint and will vigorously defend the litigation.

On November 4, 2002 the case of Theresa Keir et al. v. UnumProvident Corporation et al. (Keir) was filed in the United States District Court for the Southern District of New York. This case purports to be a class action. The plaintiffs in Keir are seeking representative status of a class of group long-term disability participants insured under ERISA plans whose claims were denied or terminated on or after June 30, 1999. The amended complaint alleges that these claimants had their claims improperly challenged and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to these participants in ERISA plans in which the Company is the claims adjudicator. The Company maintains that the allegations are false and that the claims, as framed, are not permissible under ERISA’s carefully structured avenues of relief. A substantive motion to dismiss has been filed, and the Company is awaiting a ruling on that motion. In addition, the Company does not believe that a class action should be certified under these circumstances. The Company will vigorously defend against any future attempt to certify the class in Keir.

On December 26, 2002 the case of Impress Communications Inc. and Jeff Chiarella v. UnumProvident et al. (Impress) was filed in Los Angeles Superior Court as a purported class action. The plaintiffs in Impress seek representative status of all California policyholders of each of the insurance subsidiaries of the Company who have never filed a claim with the Company and who allegedly were misled into purchasing coverage with the Company without full disclosure of the Company’s alleged improper claim paying practices. The complaint was removed to the United States District Court for the Central District of California on February 7, 2003. The Company strongly denies the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

On February 11, 2003, the case of Marcia Harris, et al. v. UnumProvident Corporation, et al., was filed in the Circuit Court of St. Clair County, Illinois. This case purports to be a class action. The complaint alleges that individuals were wrongfully denied benefits and alleges causes of action under breach of contract, breach of the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud Act, common law fraud, intentional misrepresentation, and breach of fiduciary duty. Alternatively, the complaint alleges violations of ERISA. The complaint seeks injunctive and declaratory relief as well as restitution and punitive damages. The Company strongly denies the allegations in the complaint and will vigorously defend the litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

On February 25, 2003, the case of Thomas P. Davis, et al., v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The complaint seeks reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, and treble damages under RICO. The Company strongly denies the allegations in the complaint and will vigorously defend the litigation.

In certain reinsurance pools associated with the Company’s reinsurance businesses there are disputes among the pool members and reinsurance participants concerning the scope of their obligations and liabilities within the complex pool arrangements, including pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members or as reinsurers. The Company or the Company’s subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers of the pools in the process of resolving the various claims. See the reinsurance pools and management section contained in the segment results discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 15 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

The Company’s insurance subsidiaries’ statutory combined net income (loss), as reported in conformity with statutory accounting principles as prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by the applicable state laws, for the years ended December 31, 2002, 2001, and 2000, was $(209.7) million, $221.1 million, and $353.5 million, respectively. Statutory combined net gain from operations was $220.7 million, $353.2 million, and $414.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. Statutory capital and surplus at December 31, 2002 and 2001, was $3,253.0 million and $3,378.7 million, respectively.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. Generally, that limitation, which varies by state of domicile, equals either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Further, pursuant to the 1999 merger of Unum Corporation with and into Provident Companies, Inc., (of which the Company is the surviving corporation) the Company is required to obtain approval from the Maine Bureau of Insurance regarding payment of ordinary dividends from the Company’s Maine domiciled insurance subsidiary until 2004.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2003 $328.5 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $113.1 million is conditional upon approval from the Maine Bureau of Insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Statutory Financial Information - Continued

Statutory Accounting Principles

The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2003 is approximately $94.6 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

The NAIC and the Company’s insurance subsidiaries’ states of domicile approved a codification of statutory accounting practices effective January 1, 2001, which serves as a comprehensive and standardized guide to statutory accounting principles. The codification changed, to some extent, the accounting practices that the Company’s insurance subsidiaries used to prepare their statutory financial statements. The cumulative effect of the changes in accounting principles adopted to conform to the codification of statutory accounting principles for the Company’s insurance subsidiaries was approximately $45.6 million and was recognized as an increase to statutory surplus as of January 1, 2001.

Deposits

At December 31, 2002, the Company’s insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,444.0 million held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2002 and 2001:

	2002

	4th	3rd	2nd	1st

	(in millions of dollars, except share data)
		(Restated)

Premium Income	$1,879.9	$1,882.2	$1,865.5	$1,825.5
Net Investment Income	538.0	532.7	515.2	499.8
Net Realized Investment Loss	(81.1)	(63.8)	(84.4)	(85.7)
Total Revenue	2,430.8	2,450.1	2,401.6	2,330.5
Income Before Federal Income Tax and
Cumulative Effect of Accounting Principle Change	151.9	175.3	148.0	135.7
Net Income	102.2	113.4	97.7	87.9
Net Income Per Common Share
Basic
Income Before Cumulative Effect of Accounting Principle Change	.42	.47	.40	.39
Net Income	.42	.47	.40	.36
Assuming Dilution
Income Before Cumulative Effect of Accounting Principle Change	.42	.47	.40	.39
Net Income	.42	.47	.40	.36

	2001

	4th	3rd	2nd	1st

	(in millions of dollars, except share data)
	(Restated)

Premium Income	$1,769.3	$1,792.2	$1,769.8	$1,746.9
Net Investment Income	492.9	515.5	500.0	494.5
Net Realized Investment Loss	(69.5)	(17.2)	(6.2)	(6.2)
Total Revenue	2,272.8	2,369.3	2,358.3	2,335.9
Income Before Federal Income Tax and Extraordinary Loss	154.8	185.1	206.2	220.5
Net Income	97.6	121.8	143.1	178.7
Net Income Per Common Share
Basic
Income Before Extraordinary Loss	.42	.50	.59	.74
Net Income	.40	.50	.59	.74
Assuming Dilution
Income Before Extraordinary Loss	.41	.50	.59	.73
Net Income	.40	.50	.59	.73

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to directors is included under the caption “Information Concerning the Nominees” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003, and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

Name	Age	Position

Thomas R. Watjen	48	President, Chief Executive Officer and a Director

F. Dean Copeland	63	Senior Executive Vice President, General Counsel, and Chief Administrative Officer

Robert O. Best	53	Senior Vice President, Customer Loyalty Services, and Chief Information Officer

Joseph R. Foley	47	Senior Vice President, Product and Market Development

Robert C. Greving	51	Senior Vice President and Chief Financial Officer

Kevin P. McCarthy	47	Senior Vice President, Underwriting

Ralph W. Mohney	51	Senior Vice President, Return-to-Work Services - Development

George A. Shell	48	Senior Vice President, Return-to-Work Services - Operations

Mr. Watjen became President and Chief Executive Officer in March, 2003. He served as Vice Chairman and Chief Operating Officer from May 2002, until March 2003. He became Executive Vice President, Finance on June 30, 1999 and assumed the additional Risk Management responsibilities on November 1, 1999. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Provident, positions he assumed on March 26, 1997. Mr. Watjen became Executive Vice President and Chief Financial Officer of a Provident predecessor company on July 1, 1994.

Mr. Copeland is Senior Executive Vice President and General Counsel and effective March 2003, he assumed the additional responsibilities of Chief Administrative Officer. He became Executive Vice President and General Counsel of Provident on May 12, 1997 and following the merger assumed the additional responsibilities of Executive Vice President, Legal and Administrative Affairs on June 30, 1999. Prior to joining Provident in May 1997, Mr. Copeland was a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

Mr. Best became Senior Vice President, Customer Loyalty Services, and Chief Information Officer in March 2000. Following the merger with Unum he became Senior Vice President, Customer Service in June 1999. Prior to the merger he served as Executive Vice President, Customer Service, and Chief Information Officer of Provident beginning in May 1997. Mr. Best joined a Provident predecessor company as Senior Vice President and Chief Information Officer in July 1994.

Mr. Foley was named Senior Vice President, Product and Market Development in November 2001. Prior to that time he served as Senior Vice President, Reinsurance and Special Operations from December 1999. He was Executive Vice President, Operations of a Unum predecessor company from May 1998. Mr. Foley originally joined a Unum predecessor company in 1978.

Mr. Greving was named Senior Vice President and Chief Financial Officer in May 2002. Prior to that time he served as Senior Vice President, Finance from August 2000. He joined Provident as Senior Vice President and Chief Actuary in April 1997. Prior to joining Provident, Mr. Greving was Executive Vice President and Chief Actuary of Southwestern Financial Services, Corp. from June 1990 until March 1997.

Mr. McCarthy was named Senior Vice President, Underwriting in November 2001. He served as Senior Vice President, Marketing, Product Development, and International from December 1999. Prior to that time he served as Senior Vice President and Managing Director of Unum Japan. Mr. McCarthy originally joined a Unum predecessor company in 1976.

Mr. Mohney became Senior Vice President, Return-to-Work Services - Development in February 2003. Prior to that time he served as Senior Vice President, Return-to-Work Services from March 2002 and as Senior Vice President, Customer Care from December 1999. He served as Senior Vice President, Claims from June 1997, and Vice President, Claims from October 1994. Mr. Mohney originally joined a Provident predecessor company in 1974.

Mr. Shell was named Senior Vice President, Return-to-Work Services - Operations in February 2003. Prior to that time he served as Vice President and Managing Director of the Company’s Canadian operations from September 1997. Mr. Shell originally joined a Provident predecessor company in 1985.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors” and “Executive Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2003, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2002 about the common stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	9,496,619 (1)	$31.4785	10,038,954 (2)

Equity Compensation Plans Not Approved by Stockholders	4,895,391 (3)	$25.9615	787,974 (4)

Total	14,392,010		10,826,928

______________

   (1)    Includes the following plans: (a) Stock Option Plan of 1989, (b) Stock Plan of 1994, (c) Non-Employee Director Compensation Plan of 1998 and (d) Stock Plan of 1999.

   (2)    Includes shares under the following plans: (a) Stock Plan of 1999 and (b) Non-Employee Director Compensation Plan of 1998.

   (3)    Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.

   (4)    Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, and (c) Unum Limited Savings-Related Share Option Scheme 2000.

   (5)    The table does not include information with respect to shares under the UnumProvident Employee Stock Purchase Plan and the Amended and Restated Management Incentive Compensation Plan of 1994. As of December 31, 2002, a total of 552,811 and 970,218 shares respectively remain available for future issuance under these two plans.

   (6)    The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, the UNUM Corporation 1998 Goals Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2002, a total of 4,824,762 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $35.6207 per share. No additional options may be granted under those assumed plans.

Below is a brief description of the equity compensation plans not approved by stockholders:

Provident Companies, Inc. Employee Stock Option Plan of 1998

This plan provided for the award of stock options to employees not eligible for awards under another incentive compensation plan and, therefore, excluded all officers of the Company from participation. One hundred options and fifty options were granted respectively to each full time and part-time employee participant. The total number of options available for grant under this plan was 255,500. The plan terminated December 31, 1998. The plan was administered by the Compensation Committee of the Board of Directors (Compensation Committee). The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death and disability and termination of employment. The options outstanding as of June 30, 1999 vested in accordance with the provision of this plan effective with the merger of Unum Corporation with Provident Companies, Inc. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Employee Stock Option Plan (1999)

This plan provided for the award of stock options to employees not eligible for awards under the other stock plans of the Company or at or below a position level as determined by the Compensation Committee, and therefore excluded all officers of the Company from participation. One hundred and fifty options and seventy-five options were granted respectively to each full time and part-time employee participant. The total number of options available for grant under this plan was 3,500,000. This plan was terminated in February 2002. This plan was administered by the Compensation Committee. The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2001

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,000,000. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2002

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,390,000. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Stock Award Recognition Plan of 2002

This plan provides for the grant of stock awards to employees of the Company who are at or below the level of Vice President and who are not officers, directors or otherwise considered to be affiliates of the Company within the meaning of Rule 144 of the Securities Act of 1933. The plan is administered by the Chief Executive Officer. The total number of shares available for grant under this plan was 25,000. Stock awarded under the plan may be subject to restrictions. There are provisions for early vesting and/or early termination of restrictions in the event of retirement, death, disability and termination of employment. The plan also provides for restrictions on awards to lapse if there is a change in control, subject to certain limitations, and in other circumstances at the CEO’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of stock splits, stock dividends or other recapitalization.

Unum Limited Savings-Related Share Option Plan 2000

This plan of the Company’s subsidiary, Unum Limited, in the United Kingdom allows employees of Unum Limited to acquire options for shares of the Company’s common stock by making an election to purchase stock at a price of at least 80% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of options available for grant under this plan was 200,000. The maximum contribution per month per employee is £100. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction or voluntary winding up of the Company. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division or reduction or other variation of the share capital of the Company.

UNUM Corporation 1998 Goals Stock Option Plan

This plan which was assumed by the Company pursuant to the merger, provided for the grant in 1995 of three hundred options to employees below the level of Vice President. Employees who were hired in 1996 and 1997 automatically received two hundred and one hundred options respectively. The vesting of the options was contingent on meeting specified “1998 Goals”, long term goals established at the time the plan was adopted. The Chief Executive Officer was the administrator of the plan. The total number of options available for grant under this plan was 3,000,000. No new grants could be made under the plan after 1997. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death and disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.       CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect controls subsequent to December 31, 2002.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)       List of Documents filed as part of this report:

			Page

(1)	Financial Statements

	The following report and consolidated financial statements of UnumProvident Corporation and Subsidiaries are included in Item 8.

	Report of Ernst & Young LLP, Independent Auditors		59
	Consolidated Statements of Financial Condition at December 31, 2002 and 2001		60
	Consolidated Statements of Income for the three years ended December 31, 2002		62
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2002		63
	Consolidated Statements of Cash Flows for the three years ended December 31, 2002		64
	Notes to Consolidated Financial Statements		66

(2)	Schedules Supporting Financial Statements

	I.	Summary of Investments – Other than Investments in Related Parties	117
	II.	Condensed Financial Information of Registrant	118
	III.	Supplementary Insurance Information	122
	IV.	Reinsurance	124
	V.	Valuation and Qualifying Accounts	125

	Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

(3)	Exhibits

	See Index to Exhibits on page 126 of this report.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2002.

The following reports on Form 8-K were furnished during the fourth quarter of 2002:

•          Form 8-K submitted on November 1, 2002 announcing intention to file a Form S-3 shelf registration statement.

•          Form 8-K submitted on November 6, 2002 reporting third quarter 2002 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UnumProvident Corporation (Registrant)
By:	/s/ THOMAS R. WATJEN

Thomas R. Watjen President and Chief Executive Officer

Date:	March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS R. WATJEN	President and Chief Executive Officer and a Director (principal executive officer)	March 31, 2003

Thomas R. Watjen

/s/ ROBERT C. GREVING	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2003

Robert C. Greving

*	Director	March 31, 2003

William L. Armstrong

	Director	March 31, 2003

Jon S. Fossel

*	Director	March 31, 2003

Ronald E. Goldsberry

*	Director	March 31, 2003

Hugh O. Maclellan, Jr.

*	Director	March 31, 2003

A. S. MacMillan, Jr.

*	Director	March 31, 2003

Cynthia A. Montgomery

Name	Title	Date

*	Director	March 31, 2003

C. William Pollard

*	Director	March 31, 2003

Lawrence R. Pugh

*	Director	March 31, 2003

Lois D. Rice

*	Director	March 31, 2003

John W. Rowe

* BY: /S/ SUSAN N. ROTH	For all of the Directors	March 31, 2003

Susan N. Roth Attorney-in-Fact

CERTIFICATIONS

I, Thomas R. Watjen, certify that:

1.         I have reviewed this annual report on Form 10-K of UnumProvident Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ THOMAS R. WATJEN

Thomas R. Watjen President and Chief Executive Officer

I, Robert C. Greving, certify that:

1.         I have reviewed this annual report on Form 10-K of UnumProvident Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ROBERT C. GREVING

Robert C. Greving Senior Vice President and Chief Financial Officer

SCHEDULE I—SUMMARY OF INVESTMENTS –
OTHER THAN INVESTMENTS IN RELATED PARTIES

UnumProvident Corporation and Subsidiaries

December 31, 2002

Type of Investment	Cost	Fair Value	Amount at which shown in the statement of financial position

	(in millions of dollars)

Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$948.1	$976.7	$976.7
States, Municipalities, and Political Subdivisions	39.6	42.7	42.7
Foreign Governments	647.8	786.7	786.7
Public Utilities	3,377.3	3,451.7	3,451.7
Mortgage-backed Securities	5,012.3	5,682.5	5,682.5
Convertible Bonds	1.5	1.3	1.3
All Other Corporate Bonds	15,363.7	16,300.2	16,300.2
Redeemable Preferred Stocks	257.0	244.5	244.5

Total	25,647.3	$27,486.3	27,486.3

Equity Securities:
Common Stocks	26.1	$27.2	27.2
Nonredeemable Preferred Stocks	1.0	0.7	0.7

Total	27.1	$27.9	27.9

Mortgage Loans	602.3		599.9	*
Real Estate Acquired in Satisfaction of Debt	35.9		13.6	*
Other Real Estate	36.2		23.5	*
Policy Loans	2,743.8		2,743.8
Other Long-term Investments	38.6		38.6
Short-term Investments	218.4		218.4

	$29,349.6		$31,152.0

*          Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UnumProvident Corporation (Parent Company)

STATEMENTS OF FINANCIAL CONDITION

	December 31

	2002	2001

	(in millions of dollars)
		(Restated – Note 2)

ASSETS
Fixed Maturity Securities
Available-for-Sale—at fair value (cost: $9.7; $10.1)	$10.4	$11.0
Investment in Subsidiaries	9,383.8	8,293.3
Short-term Notes Receivable from Subsidiaries	152.9	180.3
Surplus Notes of Subsidiaries	250.0	250.0
Other Assets	499.5	517.9

Total Assets	$10,296.6	$9,252.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt from Subsidiaries	$733.8	$464.4
Short-term Debt	20.0	161.8
Long-term Debt	1,914.0	2,004.2
Other Liabilities	485.6	382.2

Total Liabilities	3,153.4	3,012.6

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

STOCKHOLDERS’ EQUITY
Common Stock	24.4	24.2
Additional Paid-in Capital	1,086.8	1,064.1
Accumulated Other Comprehensive Income	777.4	111.3
Retained Earnings	5,011.4	4,753.0
Treasury Stock	(54.2)	(9.2)
Deferred Compensation	(2.6)	(3.5)

Total Stockholders’ Equity	6,843.2	5,939.9

Total Liabilities and Stockholders’ Equity	$10,296.6	$9,252.5

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)
		(Restated - Note 2)

Dividends from Subsidiaries	$223.6	$181.6	$138.8
Interest from Subsidiaries	20.7	39.4	20.8
Other Income	61.8	55.3	22.8

Total Revenue	306.1	276.3	182.4

Interest and Debt Expense	171.5	187.4	204.3
Other Expenses (Credit)	29.7	22.8	(101.3)

Total Expenses	201.2	210.2	103.0

Income Before Federal Income Tax and Equity in Undistributed Earnings of Subsidiaries	104.9	66.1	79.4
Federal Income Tax Credit	(39.7)	(15.4)	(10.7)

Income Before Equity in Undistributed Earnings of Subsidiaries	144.6	81.5	90.1
Equity in Undistributed Earnings of Subsidiaries	256.6	459.7	448.8

Net Income	$401.2	$541.2	$538.9

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(in millions of dollars)

CASH PROVIDED BY OPERATING ACTIVITIES	$154.7	$21.5	$78.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net Sales of Short-term Investments	—	0.5	2.6
Acquisition of Business	(2.8)	—	—
Cash Distributions to Subsidiaries	(15.3)	—	(224.0)
Short-term Notes Receivable from Subsidiaries	27.4	3.3	31.2
Other	(34.3)	(26.5)	(22.5)

CASH USED BY INVESTING ACTIVITIES	(25.0)	(22.7)	(212.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Borrowings (Repayments) from Subsidiaries	269.4	(27.5)	465.3
Net Short-term Debt and Commercial Paper Repayments	(632.0)	(252.0)	(210.4)
Issuance of Long-term Debt	400.0	575.0	—
Long-term Debt Repayment	—	(172.5)	—
Issuance of Common Stock	22.9	20.5	11.6
Treasury Stock Acquired	(45.0)	—	—
Dividends Paid to Stockholders	(142.8)	(142.6)	(142.1)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(127.5)	0.9	124.4

INCREASE (DECREASE) IN CASH	$2.2	$(0.3)	$(10.0)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UnumProvident Corporation and Subsidiaries.

Note 2 - Restatement of Prior Period Results

See Note 1 of the “Notes to Consolidated Financial Statements” included herein in Item 8.

Note 3 - Surplus Notes of Subsidiaries

At December 31, 2002 and 2001, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.2 percent, 8.3 percent, and 8.2 percent in 2002, 2001, and 2000, respectively.

Note 4 - Other Expenses (Credit)

During 2000, UnumProvident Corporation, through its defined benefit pension plan, purchased a single premium annuity to fund its retirement benefit obligation. This transaction resulted in a gain of $116.1 million and is reported in other expenses (credit).

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable

	(in millions of dollars)

Year Ended December 31, 2002

Employee Benefits	$1,111.4	$7,273.0	$17.2	$1,294.3
Individual	1,269.2	13,550.3	289.0	273.3
Voluntary Benefits	600.1	1,478.6	17.4	130.9
Other	0.9	6,330.1	11.4	263.5

Total	$2,981.6	$28,632.0	$335.0	$1,962.0

Year Ended December 31, 2001

Employee Benefits	$1,005.7	$6,789.5	$20.0	$1,230.1
Individual	1,144.9	12,648.2	280.9	326.3
Voluntary Benefits	522.7	1,253.7	12.1	267.8
Other	1.5	6,491.5	15.3	101.9

Total	$2,674.8	$27,182.9	$328.3	$1,926.1

(continued on following page)

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

(continued from preceding page)

Segment	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written (3)

	(in millions of dollars)

Year Ended December 31, 2002

Employee Benefits	$4,676.5	$827.9	$3,812.0	$168.7	$1,137.7	$3,233.3
Individual	1,893.4	976.1	2,088.7	102.3	498.3	1,911.6
Voluntary Benefits	845.7	120.9	520.0	139.3	158.6	612.0
Other	37.5	154.9	161.7	—	24.7	42.1
Corporate	—	5.9	—	—	190.1

Total	$7,453.1	$2,085.7	$6,582.4	$410.3	$2,009.4

Year Ended December 31, 2001

Employee Benefits	$4,347.5	$761.6	$3,598.8	$169.6	$989.7	$3,030.0
Individual	1,828.1	912.8	1,932.7	106.4	497.8	1,847.6
Voluntary Benefits	790.7	124.6	489.8	126.1	151.8	580.9
Other	111.9	184.2	213.0	30.6	49.6	96.0
Corporate	—	19.7	—	—	213.8

Total	$7,078.2	$2,002.9	$6,234.3	$432.7	$1,902.7

Year Ended December 31, 2000

Employee Benefits	$4,042.5	$701.8	$3,426.2	$147.2	$887.9	$2,850.5
Individual	1,777.2	840.3	1,858.4	91.1	491.9	1,780.1
Voluntary Benefits	739.6	113.4	447.2	112.3	145.8	544.7
Other	497.7	377.2	675.7	105.9	79.5	424.6
Corporate	—	27.7	—	—	97.6

Total	$7,057.0	$2,060.4	$6,407.5	$456.5	$1,702.7

(1)       Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)       Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.

(3)       Excludes life insurance.

Certain prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE IV—REINSURANCE

UnumProvident Corporation and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net

	(in millions of dollars)

Year Ended December 31, 2002

Life Insurance in Force	$711,256.5	$42,302.9	$1,569.6	$670,523.2	0.2%

Premium Income:
Life Insurance	$1,956.8	$286.1	$12.0	$1,682.7	0.7%
Accident and Health Insurance	5,750.4	479.3	499.3	5,770.4	8.7%

Total	$7,707.2	$765.4	$511.3	$7,453.1	6.9%

Year Ended December 31, 2001

Life Insurance in Force	$641,268.4	$47,679.5	$1,720.0	$595,308.9	0.3%

Premium Income:
Life Insurance	$1,779.0	$236.4	$11.4	$1,554.0	0.7%
Accident and Health Insurance	5,506.5	484.2	501.9	5,524.2	9.1%

Total	$7,285.5	$720.6	$513.3	$7,078.2	7.3%

Year Ended December 31, 2000

Life Insurance in Force	$581,765.8	$48,099.8	$2,081.7	$535,747.7	0.4%

Premium Income:
Life Insurance	$1,642.6	$209.5	$15.7	$1,448.8	1.1%
Accident and Health Insurance	5,461.6	455.8	602.4	5,608.2	10.7%

Total	$7,104.2	$665.3	$618.1	$7,057.0	8.8%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

UnumProvident Corporation and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period

	(in millions of dollars)

Year Ended December 31, 2002

Mortgage loan loss reserve	$2.4	$—	$—	$—	$2.4
Real estate reserve	$19.9	$—	$—	$—	$19.9
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$8.3	$—	$—	$0.4	$7.9

Year Ended December 31, 2001

Mortgage loan loss reserve	$12.9	$—	$—	$10.5	$2.4
Real estate reserve	$25.6	$—	$—	$5.7	$19.9
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$8.5	$—	$—	$0.2	$8.3

Year Ended December 31, 2000

Mortgage loan loss reserve	$32.9	$—	$—	$20.0	$12.9
Real estate reserve	$37.8	$—	$—	$12.2	$25.6
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$3.8	$11.7	$—	$7.0	$8.5

   (1)    Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loan at time of sale/foreclosure, and amounts deemed uncollectible.

UnumProvident Corporation and Subsidiaries

(3.1)	Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001).

(3.2)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed March 28, 2001).

(10.1)

Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994. (incorporated by reference to Exhibit 10.3 of Provident’s Form 10-K for fiscal year ended December 31, 1995).

(10.2)

Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 28, 2002). *

(10.3)

Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992 and by the stockholders on May 6, 1992 (incorporated by reference to the registrant’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.4)

Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.5)

Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident’s Form 10-K filed for fiscal year ended December 31, 1996).

(10.6)

Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998.

(10.7)

Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 28, 2001). *

(10.8)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Compensation Committee on November 4, 2002). *

(10.9)

Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 Plan (incorporated by reference to Exhibit 10.16 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.10)

Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident’s Form 10-K for fiscal year ended December 31, 1996.)

(10.11)

UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders June 30, 1999 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 28, 2001). *

(10.12)

UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998 and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 28, 2001). *

(10.13)

Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.14)

Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed March 28, 2001). *

(10.15)	Amended and Restated Employment Agreement between the Company and F. Dean Copeland (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for fiscal quarter ended September 30, 2002). *

(10.16)	Amended and Restated Employment Agreement between the Company and Thomas R. Watjen (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for fiscal quarter ended September 30, 2002). *

(10.17)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.18)	Unum Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum’s Form 10-K for fiscal year ended December 31, 1995). *

(10.19)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum’s Form 10-K for fiscal year ended December 31, 1996). *

(10.20)	1990 Unum Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 28, 2001). *

(10.21)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed March 28, 2001). *

(10.22)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum’s Registration Statement on Form S-1 dated June 18,1986). *

(10.23)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001). *

(10.24)

$500 million Five Year Credit Agreement dated as of October 31, 2000 among the Company, Bank of America, N.A. as Administrative Agent, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and the Banks listed therein (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 28, 2001).

(10.25)

Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July1, 2000 (incorporated by reference to the Company’s Form 8-K filed March 2, 2001).

(10.26)

Augmenting Agreement dated November 6, 2000 among the Company, Bank of America, N.A. as Administrative Agent, and the Royal Bank of Canada relating to $500 million Five Year Credit Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed March 28, 2001).

(10.27)	2000 Annual Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001). *

(10.28)	Separation and Severance Agreement between the Company and John S. Roberts dated November 12, 2001 (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K filed March 28, 2002). *

(10.29)

First Amendment and Waiver, dated as of August 13, 2002, to $500 million five year Credit Agreement dated as of October 31, 2000, among the Company, the Banks listed therein, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and Bank of America, N.A., as Administrative Agent.

(10.30)

Second Amendment and Waiver, dated as of March 4, 2003, to $500 million five year Credit Agreement dated as of October 31, 2000, among the Company, the Banks listed therein, Citicorp, USA, Inc. and Wachovia Bank, N.A. as Co-Syndication Agents, Fleet National Bank as Documentation Agent and Bank of America, N.A., as Administrative Agent.

(10.31)	Provident Companies, Inc. Employee Stock Option Plan of 1998. *

(10.32)	UnumProvident Corporation Employee Stock Option Plan (1999). *

(10.33)	UnumProvident Corporation Broad Based Stock Plan of 2001. *

(10.34)	UnumProvident Corporation Broad Based Stock Plan of 2002. *

(11)	Statement re computation of per share earnings (incorporated herein by reference to “Note 10 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(12.2)	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(24)	Power of Attorney.

(99.1)	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*          Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.