Form 10-Q
period 2003-03-31
UNUMPROVIDENT CORP
filed 2003-05-14
CIK 5513

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $0.10 par value	Outstanding at March 31, 2003 241,644,012

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2002.

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	March 31 2003	December 31 2002

	(in millions of dollars)
	(Unaudited)

Assets
Investments
Fixed Maturity Securities	$27,619.1	$27,486.3
Equity Securities	37.9	27.9
Mortgage Loans	558.9	599.9
Real Estate	39.0	37.1
Policy Loans	2,741.1	2,743.8
Short-term Investments	646.9	218.4
Other Investments	38.2	38.6

Total Investments	31,681.1	31,152.0
Cash and Bank Deposits	139.7	144.7
Accounts and Premiums Receivable	2,185.3	1,711.3
Reinsurance Receivable	5,994.9	5,986.0
Accrued Investment Income	577.6	589.1
Deferred Policy Acquisition Costs	3,054.7	2,981.6
Value of Business Acquired	533.2	504.3
Goodwill	666.2	666.4
Current Income Tax	48.4	44.7
Other Assets	1,416.4	1,451.5
Separate Account Assets	26.6	27.9

Total Assets	$46,324.1	$45,259.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	March 31 2003	December 31 2002

	(in millions of dollars)
	(Unaudited)

Liabilities and Stockholders’ Equity
Policy and Contract Benefits	$1,974.1	$1,962.0
Reserves for Future Policy and Contract Benefits and Unearned Premiums	30,457.9	28,967.0
Other Policyholders’ Funds	2,553.2	2,554.9
Deferred Income Tax	955.4	1,036.4
Short-term Debt	207.2	255.0
Long-term Debt	1,914.0	1,914.0
Other Liabilities	1,390.4	1,399.1
Separate Account Liabilities	26.6	27.9

Total Liabilities	39,478.8	38,116.3

Commitments and Contingent Liabilities – Note 8
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 243,595,107 and 243,538,355 shares	24.4	24.4
Additional Paid-in Capital	1,087.6	1,086.8
Accumulated Other Comprehensive Income	760.5	777.4
Retained Earnings	4,729.4	5,011.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(2.4)	(2.6)

Total Stockholders’ Equity	6,545.3	6,843.2

Total Liabilities and Stockholders’ Equity	$46,324.1	$45,259.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31

	2003	2002

	(in millions of dollars, except share data)
Revenue
Premium Income	$1,952.3	$1,825.5
Net Investment Income	534.5	499.8
Net Realized Investment Loss	(88.2)	(85.7)
Other Income	89.6	90.9

Total Revenue	2,488.2	2,330.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,211.7	1,587.5
Commissions	232.4	214.0
Interest and Debt Expense	41.5	38.4
Deferral of Policy Acquisition Costs	(180.2)	(173.7)
Amortization of Deferred Policy Acquisition Costs	117.4	110.8
Amortization of Value of Business Acquired	10.7	10.3
Operating Expenses	440.2	407.5

Total Benefits and Expenses	2,873.7	2,194.8

Income (Loss) Before Income Tax and Cumulative Effect of Accounting Principle Change	(385.5)	135.7
Income Tax (Credit)	(139.1)	40.7

Income (Loss) Before Cumulative Effect of Accounting Principle Change	(246.4)	95.0
Cumulative Effect of Accounting Principle Change, Net of Tax	—	(7.1)

Net Income (Loss)	$(246.4)	$87.9

Per Common Share
Basic
Income (Loss) Before Cumulative Effect of Accounting Principle Change	$(1.02)	$0.39
Net Income (Loss)	$(1.02)	$0.36
Assuming Dilution
Income (Loss) Before Cumulative Effect of Accounting Principle Change	$(1.02)	$0.39
Net Income (Loss)	$(1.02)	$0.36
Dividends Paid	$0.1475	$0.1475

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total

	(in millions of dollars)
Balance at December 31, 2001	$24.2	$1,064.1	$111.3	$4,753.0	$(9.2)	$(3.5)	$5,939.9
Comprehensive Loss, Net of Tax
Net Income				87.9			87.9
Change in Net Unrealized Gain on Securities			(254.0)				(254.0)
Change in Net Gain on Cash Flow Hedges			(11.4)				(11.4)
Change in Foreign Currency Translation Adjustment			(11.5)				(11.5)

Total Comprehensive Loss							(189.0)

Common Stock Activity	0.1	13.4				0.2	13.7
Dividends to Stockholders				(35.8)			(35.8)

Balance at March 31, 2002	$24.3	$1,077.5	$(165.6)	$4,805.1	$(9.2)	$(3.3)	$5,728.8

Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2
Comprehensive Loss, Net of Tax
Net Loss				(246.4)			(246.4)
Change in Net Unrealized Gain on Securities			(31.9)				(31.9)
Change in Net Gain on Cash Flow Hedges			(0.4)				(0.4)
Change in Foreign Currency Translation Adjustment			15.4				15.4

Total Comprehensive Loss							(263.3)

Common Stock Activity		0.8				0.2	1.0
Dividends to Stockholders				(35.6)			(35.6)

Balance at March 31, 2003	$24.4	$1,087.6	$760.5	$4,729.4	$(54.2)	$(2.4)	$6,545.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31

	2003	2002

	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$(246.4)	$87.9
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operating Activities
Policy Acquisition Costs Capitalized	(180.2)	(173.7)
Amortization and Depreciation	142.5	136.0
Net Realized Investment Loss	88.2	85.7
Insurance Reserves and Liabilities	806.6	414.7
Income Tax	(105.7)	19.5
Cash Transferred to Reinsurer on Amendment of Existing Contract from
Coinsurance to Modified Coinsurance	(286.2)	—
Other	(284.5)	(362.8)

Net Cash Provided (Used) by Operating Activities	(65.7)	207.3

Cash Flows from Investing Activities
Proceeds from Sales of Investments	1,079.4	1,334.3
Proceeds from Maturities of Investments	612.7	357.4
Purchase of Investments	(1,197.5)	(1,907.7)
Net Sales (Purchases) of Short-term Investments	(428.5)	58.7
Acquisition of Business	89.0	(2.8)
Other	(3.7)	(8.1)

Net Cash Provided (Used) by Investing Activities	151.4	(168.2)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	1.8	2.0
Maturities and Benefit Payments from Policyholder Accounts	(9.4)	(5.6)
Net Short-term Debt and Commercial Paper Borrowings (Repayments)	(47.8)	2.2
Dividends Paid to Stockholders	(35.6)	(35.8)
Other	0.8	13.7

Net Cash Used by Financing Activities	(90.2)	(23.5)

Effect of Foreign Exchange Rate on Cash	(0.5)	(0.2)

Net Increase (Decrease) in Cash and Bank Deposits	(5.0)	15.4

Cash and Bank Deposits at Beginning of Period	144.7	123.9

Cash and Bank Deposits at End of Period	$139.7	$139.3

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the reserve increase discussed in Note 3) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - Changes in Accounting Principles

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 had no effect on the Company’s financial position or results of operations.

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses associated with debt extinguishments no longer be reported as extraordinary items in statements of income. The adoption of SFAS 145 had no effect on the Company’s financial position or net income.

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize a liability for the costs associated with exit or disposal activities at the time the liability is incurred rather than at the commitment date. It also establishes that fair value should be the initial measurement basis for the liability. The adoption of SFAS 146 had no effect on the Company’s financial position or results of operations.

Note 3 - Liability for Unpaid Claims and Claim Adjustment Expenses

It is the Company’s policy to estimate the ultimate cost of settling claims in each reporting period based on the information available to management at that time. Claim reserves generally equal the Company’s estimate, at the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience. Consideration is given to current and historical trends in the Company’s experience and to expected deviations from historical experience.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 3 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

In April of 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. This analysis was initiated based on lower claim recovery rates observed during the first quarter of 2003. The claim recovery rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis of emerging net claim recovery rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim recovery rates.

Based on the analysis noted above, the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. This analysis indicated not only a decrease in overall claim recovery rates, but also a change in claim recovery rates by claim duration.

Note 4 - Accounting for Stock-Based Compensation

The Company has various stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under the stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation, the effect on net income (loss) and net income (loss) per share would be as follows:

	Three Months Ended March 31

	2003	2002

	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$(246.4)	$87.9
Stock-based Employee Compensation Expense Determined Under SFAS 123, net of tax	5.9	3.9

Pro Forma Net Income (Loss)	$(252.3)	$84.0

Net Income (Loss) Per Share:
Basic–as Reported	$(1.02)	$.36
Basic–Pro Forma	$(1.04)	$.35

Assuming Dilution–as Reported	$(1.02)	$.36
Assuming Dilution–Pro Forma	$(1.04)	$.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 5 - Stockholders’ Equity and Earnings Per Common Share

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Net income (loss) per common share is determined as follows:

	Three Months Ended March 31

	2003	2002

	( in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(246.4)	$87.9

Denominator (000s)
Weighted Average Common Shares - Basic	241,619.4	242,597.3
Dilutive Securities	—	1,522.3

Weighted Average Common Shares -
Assuming Dilution	241,619.4	244,119.6

In computing net income (loss) per share assuming dilution, only potential common shares that are dilutive (those that reduce net income per share) are included. Potential common shares are not used when computing net income per share assuming dilution if the results would be antidilutive, such as when a net loss is reported or if options are out-of-the-money. In-the-money options to purchase approximately 2.4 million common shares for the three month period ended March 31, 2003, were not considered dilutive due to a net loss being reported for the period. Approximately 16.0 million and 14.5 million options for the three month periods ended March 31, 2003 and 2002, respectively, were not considered dilutive due to the options being out-of-the-money.

Note 6 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	March 31 2003	December 31 2002

	(in millions of dollars)
Net Unrealized Gain on Securities	$868.2	$900.1
Net Gain on Cash Flow Hedges	83.5	83.9
Foreign Currency Translation Adjustment	(46.2)	(61.6)
Minimum Pension Liability Adjustment	(145.0)	(145.0)

Accumulated Other Comprehensive Income	$760.5	$777.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 6 - Comprehensive Income (Loss) - Continued

The components of comprehensive loss and the related deferred tax are as follows:

	Three Months Ended March 31

	2003	2002

	(in millions of dollars)
Net Income (Loss)	$(246.4)	$87.9

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(103.3)	(477.3)
Reclassification Adjustment for Net Realized
Investment Loss Included in Net Income (Loss)	88.2	85.7
Change in Net Gain on Cash Flow Hedges	(0.6)	(17.6)
Change in Foreign Currency Translation Adjustment	27.1	(11.5)

	11.4	(420.7)
Change in Deferred Tax	28.3	(143.8)

Other Comprehensive Loss	(16.9)	(276.9)

Comprehensive Loss	$(263.3)	$(189.0)

Note 7 - Segment Information

Effective January 1, 2003, the Company adjusted its reporting segments to more closely reflect the manner in which it manages its business internally. The Company’s new segment reporting includes the following five business segments: Income Protection segment, Life and Accident segment, Colonial segment, Other segment, and Corporate segment. The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force and national practice groups, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for life, income protection, accident and sickness, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

Segment information for the period ended March 31, 2002 has been reclassified to conform to current year reporting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 7 - Segment Information - Continued

Selected data by segment is as follows:

	Three Months Ended March 31

	2003	2002

	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$606.4	$568.4
Group Short-term Income Protection	155.7	148.0
Individual Income Protection	437.8	420.4
Long-term Care	95.1	75.2

	1,295.0	1,212.0

Life and Accident
Group Life	373.4	354.6
Accidental Death & Dismemberment	54.6	53.9
Brokerage Voluntary Life and Other	48.8	39.5

	476.8	448.0

Colonial
Income Protection	114.9	107.6
Life	23.9	19.9
Other	31.8	28.8

	170.6	156.3

Other	9.9	9.2

	1,952.3	1,825.5
Net Investment Income and Other Income
Income Protection	498.4	454.7
Life and Accident	50.4	49.3
Colonial	21.2	19.7
Other	47.9	51.4
Corporate	6.2	15.6

	624.1	590.7
Total Operating Revenue (Excluding Net Realized Investment Loss)
Income Protection	1,793.4	1,666.7
Life and Accident	527.2	497.3
Colonial	191.8	176.0
Other	57.8	60.6
Corporate	6.2	15.6

	2,576.4	2,416.2
Benefits and Expenses
Income Protection	2,147.2	1,503.2
Life and Accident	463.4	452.9
Colonial	156.6	143.0
Other	46.1	51.1
Corporate	60.4	44.6

	2,873.7	2,194.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 7 - Segment Information - Continued

	Three Months Ended March 31

	2003	2002

	(in millions of dollars)
Operating Income (Loss) Before Net Realized Investment Loss, Income Tax, and Cumulative Effect of Accounting Principle Change
Income Protection	$(353.8)	$163.5
Life and Accident	63.8	44.4
Colonial	35.2	33.0
Other	11.7	9.5
Corporate	(54.2)	(29.0)

	$(297.3)	$221.4

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31

	2003	2002

	(in millions of dollars)
Total Operating Revenue by Segment	$2,576.4	$2,416.2
Net Realized Investment Loss	(88.2)	(85.7)

Total Revenue	$2,488.2	$2,330.5

Total Operating Income (Loss) by Segment	$(297.3)	$221.4
Net Realized Investment Loss	(88.2)	(85.7)
Income Tax (Credit)	(139.1)	40.7
Cumulative Effect of Accounting Principle Change	—	(7.1)

Net Income (Loss)	$(246.4)	$87.9

Assets by segment are as follows:

	March 31 2003	December 31 2002

	(in millions of dollars)
Income Protection	$32,470.8	$31,410.1
Life and Accident	3,867.9	3,809.5
Colonial	1,892.2	1,834.4
Other	9,108.9	9,104.6
Corporate	(1,015.7)	(899.1)

Total	$46,324.1	$45,259.5

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

March 31, 2003

Note 8 - Commitments and Contingent Liabilities

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

On November 22, 2002, the case of Joan Ferrari, Derivatively on Behalf of Nominal Defendant UnumProvident Corporation v. William L. Armstrong, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. This is a shareholder’s derivative action brought for the benefit of nominal defendant UnumProvident Corporation against its Board of Directors and certain executive officers seeking to remedy alleged breaches of fiduciary duties and other violations of claims paying law. Plaintiff alleges the Individual Defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims by individuals. Further, plaintiff alleges as a result of their responsibility for and knowledge of the Company’s policies and practices, the Individual Defendants knew that the Company was violating various state and federal laws, thus exposing the Company to liability and damages. Plaintiff alleges these acts violated their fiduciary duties of good faith and loyalty. The lawsuit was removed to the United States District Court for the Eastern District of Tennessee on December 27, 2002. Subsequently, two additional shareholder’s derivative actions have been filed in the United States District Court for the Eastern District of Tennessee alleging, among other things, breach of fiduciary duties

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 8 - Commitments and Contingent Liabilities - Continued

involving aspects of claims handling and financial reporting. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

On March 5, 2003, a shareholder’s derivative action, Yoram Levy, Derivatively on Behalf of UnumProvident Corporation v. J. Harold Chandler, et al., was filed in State of Tennessee Chancery Court of Hamilton County against the Board of Directors, certain former directors, and certain executive officers alleging breaches of fiduciary duties in connection with misrepresenting financial results from May 2001 to present through failure to pay certain claims for insureds and failure to record impaired investment assets on a timely basis in order to inflate the price of the Company’s stock. The complaint also alleges abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On March 1, 2003, a substantially similar shareholder’s derivative action, Guy Patterson, Derivatively on Behalf of UnumProvident Corporation v. J. Harold Chandler, et al., was filed in State of Tennessee Chancery Court of Hamilton County. Both cases were removed to the United States District Court for the Eastern District of Tennessee; the Levy case was removed on April 2, 2003, and the Patterson case was removed on April 4, 2003. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

On February 12, 2003, an alleged securities class action suit entitled Frank W. Knisely v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Tennessee. The plaintiffs in this case seek to represent purchasers of UnumProvident Corporation publicly traded securities between May 7, 2001 and February 4, 2003. Further, the plaintiffs allege that the Company caused its shares to trade at artificially high levels by, among other things, issuing misleading financial statements, improperly accounting for impaired investments, and pursuing certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Five additional alleged securities class action lawsuits have been filed in the United States District Court for the Eastern District of Tennessee alleging similar causes of action. On February 27, 2003, a seventh complaint entitled Richard Martin v. UnumProvident Corporation, et. al., was filed in the United States District Court for the Southern District of New York alleging similar causes of action. On April 14, 2003, a Motion for Coordination and Consolidation was filed for the six suits filed in Tennessee. The Company strongly denies the allegations in these complaints and will vigorously defend the litigation.

On May 8, 2003, a putative securities class action entitled Silvio Azzolini v. CorTS Trust II, et al., was filed in the United States District Court for the Southern District of New York against, among others, the Company and two of its officers. The plaintiff seeks to represent a class of purchasers of the Company’s Corporate Backed Trust Securities (CorTS) certificates between April 18, 2001 and March 24, 2003. The complaint alleges that UnumProvident Corporation issued false and misleading financial reports because it did not properly account for the long-term impairment of its investments and pursued improper claims handling practices. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company strongly denies the allegations of this complaint.

On April 29, 2003, the case of Doreen Gee, on behalf of herself and all others similarly situated v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent former employees from the period May 7, 2001 to present. Plaintiff alleges that UnumProvident Corporation, several officers, its directors, and several fiduciaries of the Company’s 401(k) Retirement Plan (Plan) violated the fiduciary provisions of the Employee Retirement Income Security Act (ERISA) claiming defendant’s direct and indirect communications included material misrepresentations and omissions regarding investment in the Company stock. Further, the plaintiff alleges the defendants failed to take any action to protect participants from losses sustained from investment in the Plan’s UnumProvident Stock Fund and are liable to make good the losses. The defendants strongly deny the allegations in the complaint and will vigorously defend the litigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 8 - Commitments and Contingent Liabilities - Continued

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

On January 23, 2003, a jury in California State Court in Marin County, in the case of Chapman v. UnumProvident et al. (Chapman), returned a verdict of $31.6 million against UnumProvident and two of its subsidiaries, The Paul Revere Life Insurance Company and Provident Life and Accident Insurance Company. The largest portion of the verdict was $30.0 million in punitive damages. The Company strongly disagreed with the verdict because the evidence did not support it. The Company filed post-trial motions which challenged, among other things, the excessiveness of the punitive damage award. On March 25, 2003, the Court entered an order reducing the punitive damage award to $5.0 million, thereby reducing the total award to $6.1 million. On April 8, 2003, the plaintiff in the Chapman case accepted the reduced award. The Company is assessing whether or not it will appeal the verdict to the California Court of Appeals.

On April 2, 2003 a jury in Phoenix, Arizona Federal Court in the case of Ciemo v. General American Life Insurance Company, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company, returned a verdict of $85.6 million against General American Life Insurance Company and two insurance subsidiaries of the Company, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company is presently preparing a series of post trial motions. These motions will be completed and submitted to the trial court by July 18, 2003. If unsuccessful in the post trial motion phase of this case, the Company will appeal the verdict to the Ninth Circuit Court of Appeals. Subsequent to the verdict in this case, the United States Supreme Court in a case entitled State Farm Mutual Automobile Insurance Co. v. Campbell issued an opinion which, in the Company’s opinion, will significantly increase the Company’s chances of successfully challenging the punitive damage award.

Additionally, from time to time class action allegations are pursued where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions which can properly be addressed by a class action. Nevertheless, the Company monitors these cases closely and defends itself appropriately where these allegations are made. Six such purported class actions are described below.

On July 15, 2002, the case of Edmundo M. Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of Sonoma County, California. It was subsequently removed to the United States District Court for the Northern District of California. On January 21, 2003, a First Amended Complaint was filed, purporting to be a class action. This complaint alleges that plaintiff individually was wrongfully denied disability benefits under a group long-term disability plan and alleges breach of fiduciary duties on behalf of himself and others covered by similar plans whose disability benefits have been denied or terminated after a claim was made. The complaint seeks, among other things, injunctive and declaratory relief and payment of benefits. A motion to dismiss was filed and subsequently, on May 1, 2003, the court granted in part and denied in part that motion. The plaintiffs have until May 16, 2003 to amend the complaint. The Company denies the allegations in the current complaint and will vigorously defend the litigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 8 - Commitments and Contingent Liabilities - Continued

On November 4, 2002, the case of Theresa Keir et al. v. UnumProvident Corporation et al. (Keir) was filed in the United States District Court for the Southern District of New York. This case purports to be a class action. The plaintiffs in Keir are seeking representative status of a class of group long-term disability participants insured under ERISA plans whose claims were denied or terminated on or after June 30, 1999. The amended complaint alleges that these claimants had their claims improperly challenged and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to these participants in ERISA plans in which the Company is the claims adjudicator. The Company maintains that the allegations are false and that the claims, as framed, are not permissible under ERISA’s carefully structured avenues of relief. A substantive motion to dismiss was denied on April 29, 2003. In addition, the Company does not believe that a class action should be certified under these circumstances. The Company will vigorously defend against any future attempt to certify the class in Keir.

On December 26, 2002, the case of Impress Communications Inc. and Jeffery Chiarella v. UnumProvident et al. (Impress) was filed in Los Angeles Superior Court as a purported class action. The plaintiffs in Impress seek representative status of all California policyholders of each of the insurance subsidiaries of the Company who have never filed a claim with the Company and who allegedly were misled into purchasing coverage with the Company without full disclosure of the Company’s alleged improper claim paying practices. The complaint was removed to the United States District Court for the Central District of California on February 7, 2003. Plaintiffs filed a motion to remand the case to state court, but that motion was denied on April 22, 2003. The Company strongly denies the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

On February 11, 2003, the case of Marcia Harris, et al. v. UnumProvident Corporation, et al., was filed in the Circuit Court of St. Clair County, Illinois. This case purports to be a class action. The complaint alleges that individuals were wrongfully denied benefits and alleges causes of action under breach of contract, breach of the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud Act, common law fraud, intentional misrepresentation, and breach of fiduciary duty. Alternatively, the complaint alleges violations of ERISA. The complaint seeks injunctive and declaratory relief as well as restitution and punitive damages. On April 4, 2003, the case was removed to the United States District Court for the Southern District of Illinois. The Company strongly denies the allegations in the complaint and will vigorously defend the litigation.

On February 25, 2003, the case of Thomas P. Davis, et al., v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The complaint seeks reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, and treble damages under RICO. On May 5, 2003, the plaintiffs filed a Motion for Class Certification. The Company will vigorously oppose the motion and all aspects of the complaint.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2003

Note 8 - Commitments and Contingent Liabilities - Continued

On April 30, 2003, the case of Carol J. Taylor, on behalf of herself and all others similarly situated v. UnumProvident Corporation, et al., was filed in the Circuit Court for Shelby County, Tennessee in the Thirteenth Judicial District at Memphis. The plaintiff seeks to represent all individuals who were insured by long-term disability policies issued by subsidiaries of the Company and who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a Company subsidiary after January 1, 1995. Plaintiff alleges that the Company and its subsidiaries employed various unfair claim practices in assessing entitlement to benefits by class members during this period and as a result wrongfully denied legitimate claims. The plaintiff and the class seek contractual, equitable, and injunctive relief. The defendants strongly deny the allegations in the complaint, do not believe that class certification is appropriate for the relief sought, and will vigorously defend the litigation.

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

Note 9 - Other Items

On May 7, 2003, the Company issued 45,980,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $476.3 million in proceeds from the sale of the shares of common stock after deducting underwriting discounts. Also on May 7, 2003, the Company issued 20,000,000 8.25% adjustable conversion-rate equity security units (units) in a public offering. The Company received approximately $485.0 million in proceeds from the sale of the units after deducting underwriting discounts. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and (b) a 1/40, or 2.5%, ownership interest in a 6.00% senior note issued by the Company due May 15, 2008 with a principal amount of $1,000.

On May 14, 2003, the Company sold 6,897,000 additional shares of common stock pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $71.4 million after deducting underwriting discounts. Also on May 14, 2003, the Company sold 3,000,000 additional units pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $72.8 million after deducting underwriting discounts.

Independent Auditors’ Review Report

Board of Directors and Shareholders
UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 5, 2003, except for Note 14, for which the date is March 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
April 25, 2003, except for
Notes 8 and 9, for
which the date is
May 14, 2003

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and in the United Kingdom, Japan, and, to a limited extent, elsewhere around the world. The Company’s principal operating subsidiaries are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company. The Company, through its subsidiaries, is the largest provider of group and individual income protection insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

Effective January 1, 2003, the Company adjusted its reporting segments to more closely reflect the manner in which it manages its business internally. The Company’s new segment reporting includes the following five business segments: Income Protection segment, Life and Accident segment, Colonial segment, Other segment, and Corporate segment. The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force and national practice groups, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for life, income protection, accident and sickness, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force. The Other segment includes products that the Company no longer actively markets. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item I and Part II, Items 6, 7, 7A, and 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The following discusses the Company’s critical accounting policies and reviews the segment operating results, consolidated investments, liquidity and capital resources, and current debt and financial strength ratings of the Company and its insurance subsidiaries.

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

A claim reserve is established when a claim is incurred or is estimated to have been incurred but not yet reported to the Company. Policy reserves for a particular policy continue to be maintained after a claim reserve has been established for as long as the policy remains in force. Claim reserves generally equal the Company’s estimate, at the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience as to claim duration as well as the specific characteristics of the claimant such as benefits available under the policy, the covered benefit period, and the age and occupation of the claimant. Consideration is given to current and historical trends in the Company’s experience and to expected deviations from historical experience that result from changes in benefits available, changes in the Company’s risk management policies and procedures, and other economic, environmental, or societal factors. Reserves for claims that are estimated to have already been incurred but that have not yet been reported to the Company are based on factors such as historical claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors affecting claim experience change. In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. This review includes the determination of a range of reasonable estimates within which the reserve must fall. The Company’s reserves for group and individual income protection products include a provision for future payments other than legal expenses on all lawsuits for which the cause of action has already occurred. This includes known lawsuits and those yet to be filed. The reserve amount is the Company’s estimate of the payments on all such lawsuits based on past payments and expected future payments.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. Deferred costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 93 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. The estimated premium income in the early years of the amortization period is higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience. The Company will experience accelerated amortization if policies terminate earlier than projected.

Deferred costs related to group and individual income protection products are amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 45 percent and 75 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group life products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for group and individual long-term care products are amortized over a twenty-year period, with approximately 60 percent and 80 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. Due to the Company’s actual persistency experienced in recent years relative to what was expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and 2003 for certain of its products to reflect the Company’s current estimate of persistency. This accelerates the amortization of group income protection and group life acquisition costs deferred in those years into the early life of the policy.

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

•

Current and future business prospects and trends of earnings.

•

Relevant industry conditions and trends relative to their historical cycles.

•

Market conditions.

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

Based on this review of the entire investment portfolio, individual investments may be added to or removed from the Company’s “watch list”, which is a list of securities subject to enhanced monitoring and a more intensive review. The Company also determines if its investment portfolio is overexposed to an issuer that is showing warning signs of deterioration and, if so, the Company makes no further purchases of that issuer’s securities and may seek opportunities to sell securities it holds from that issuer to reduce the Company’s exposure. The Company monitors below-investment-grade securities as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy, looking specifically at the Company’s exposure to individual securities currently classified as below-investment-grade. In determining current and future business prospects and cash availability, the Company considers the parental support of an issuer in its analysis but does not rely heavily on this support.

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

Private placement fixed maturity securities with a fair value of approximately $3.6 billion, or 13.2 percent of total fixed maturity securities at March 31, 2003, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. All such investments are classified as available-for-sale. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of March 31, 2003, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•

Risk free interest rates of 2.71 percent for five-year maturities to 4.82 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•

Current Baa corporate bond spreads ranging from 1.08 percent to 1.90 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•

An additional five basis points were added to the risk free rates for foreign investments.

•

Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the March 31, 2003 net unrealized gain in the fixed maturity securities portfolio by approximately $1.8 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If it is subsequently determined that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in the condensed consolidated statements of operations. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

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

Reinsurance Receivable

Reinsurance is a contractual agreement whereby the Company’s reinsurance partners assume a defined portion of the risk for future benefits payable under reinsurance contracts. The reinsurance receivable reported as an asset in the Company’s condensed consolidated statements of financial condition includes amounts due from the Company’s reinsurers on current claims and estimates of amounts that will be due on future claims. Policy reserves and claim reserves reported in the Company’s condensed consolidated statements of financial condition are not reduced for reinsurance. The reinsurance receivable is generally equal to the policy reserves and claim reserves related to the risk being reinsured. The Company reduces the reinsurance receivable if recovery is not likely due to the financial position of the reinsurer or if there is disagreement between the Company and the reinsurer regarding the liability of the reinsurer.

Results of Operations

In the following financial statements and discussions of operating results by segment, “operating revenue” includes premium income, net investment income, and other income. “Operating income” or “operating loss” excludes income tax, net realized investment gains and losses, and cumulative effects of accounting principle changes. These alternative measures of “revenue” and “income” or “loss” differ from revenue and income (loss) before income tax as presented in statements of income prepared in accordance with accounting principles generally accepted in the United States (GAAP) due to the exclusion of before tax realized investment gains and losses. The Company believes operating revenue and operating income or loss excluding realized investment gains and losses are useful measures of performance. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding underlying business. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of the Company’s profitability. Due to factors discussed under “Risk Factors – Investments” in the Company’s Form 10-K for the fiscal year ended December 31, 2002 and the Company’s exposure to below-investment-grade fixed maturity securities, as discussed in a subsequent section of this Management’s Discussion and Analysis, the Company may experience realized investment losses. The realization of investment gains and losses will affect future earnings levels as the underlying business is long-term in nature and requires that the Company be able to sustain the assumed interest rates in its liabilities.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Operating Revenue
Premium Income	$1,952.3	6.9%	$1,825.5
Net Investment Income	534.5	6.9	499.8
Other Income	89.6	(1.4)	90.9

	2,576.4	6.6	2,416.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,211.7	39.3	1,587.5
Commissions	232.4	8.6	214.0
Interest and Debt Expense	41.5	8.1	38.4
Deferral of Policy Acquisition Costs	(180.2)	3.7	(173.7)
Amortization of Deferred Policy Acquisition Costs	117.4	6.0	110.8
Amortization of Value of Business Acquired	10.7	3.9	10.3
Operating Expenses	440.2	8.0	407.5

	2,873.7	30.9	2,194.8

Operating Income (Loss) Before Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	(297.3)	N.M.	221.4
Income Tax (Credit)	(108.5)	N.M.	70.3

Operating Income (Loss) Before Net Realized Investment Loss and Cumulative Effect of Accounting Principle Change	(188.8)	N.M.	151.1
Net Realized Investment Loss	(88.2)	2.9	(85.7)
Tax Credit on Net Realized Investment Loss	30.6	3.4	29.6
Cumulative Effect of Accounting Principle Change, Net of Tax	—	N.M.	(7.1)

Net Income (Loss)	$(246.4)	N.M.	$87.9

N.M. = not a meaningful percentage

The following table presents a reconciliation of each of the non-GAAP financial measures set forth in the preceding table to the most directly comparable GAAP financial measure.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31
	2003	% Change	2002

Operating Revenue	$2,576.4	6.6%	$2,416.2
Net Realized Investment Loss	(88.2)		(85.7)

Revenue	$2,488.2	6.8	$2,330.5

Operating Income (Loss) Before Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	$(297.3)	N.M.	$221.4
Net Realized Investment Loss	(88.2)		(85.7)

Income (Loss) Before Income Tax and Cumulative Effect of Accounting Principle Change	$(385.5)	N.M.	$135.7

Operating Income (Loss) Before Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	$(188.8)	N.M.	$151.1
Net Realized Investment Loss	(88.2)		(85.7)
Tax Credit on Net Realized Investment Loss	30.6		29.6

Income (Loss) Before Cumulative Effect of Accounting Principle Change	$(246.4)	N.M.	$95.0

In April of 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. This analysis was initiated based on lower net claim recovery rates observed during the first quarter of 2003. The claim recovery rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis of emerging net claim recovery rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim recovery rates.

Based on the analysis noted above, the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. This analysis indicated not only a decrease in overall claim recovery rates, but also a change in claim recovery rates by claim duration. This change represented a 6.2 percent increase in total net group long-term income protection reserves as of March 31, 2003, which were $7.34 billion prior to this increase.

During the first quarter of 2003, the Company acquired the United Kingdom group income protection business of Sun Life Financial of Canada, together with the renewal rights to the group life business at a price of £27.3 million, or $43.2 million.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. Prior to the adoption of SFAS 142, the Company used undiscounted cash flows to determine if goodwill was recoverable. The Company completed the required tests during 2002 and determined the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a first quarter of 2002 cumulative effect of accounting principle change in the condensed consolidated statements of operations.

During the first quarter of 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis, at a price of $2.8 million. This acquisition is intended to strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Income Protection Segment
Group Long-term Income Protection
Fully Insured	$67.9	(14.1)%	$79.0
ASO Premium Equivalent	1.3	(45.8)	2.4

	69.2	(15.0)	81.4

Group Short-term Income Protection
Fully Insured	26.9	(26.3)	36.5
ASO Premium Equivalent	22.6	88.3	12.0

	49.5	2.1	48.5

Individual Income Protection	41.2	17.7	35.0

Long-term Care
Group Long-term Care	4.4	(6.4)	4.7
Individual Long-term Care	14.3	19.2	12.0

	18.7	12.0	16.7

Income Protection Segment	178.6	(1.7)	181.6

Life and Accident Segment
Group Life	54.3	1.9	53.3
Accidental Death & Dismemberment	6.7	(32.3)	9.9
Brokerage Voluntary Life and Other	34.9	70.2	20.5

Life and Accident Segment	95.9	14.6	83.7

Colonial Segment	59.6	8.8	54.8

Consolidated	$334.1	4.4%	$320.1

The Company has national practice groups that specialize in employer-provided plans for employees, executive benefit plans for multi-life employee groups, and products sold to groups of employees through payroll deduction at the workplace. These national practice groups partner with the Company’s sales force and representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts. The Company focuses on integrated selling and expects that this organizational focus on customers will continue to favorably affect sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth. The Company also utilizes an agency field sales force to market the products offered by its Colonial segment.

Existing market share, as well as trends in new sales, are indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new products. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business.

Income Protection Segment Operating Results

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Operating Revenue
Premium Income
Group Long-term Income Protection	$606.4	6.7%	$568.4
Group Short-term Income Protection	155.7	5.2	148.0
Individual Income Protection - Recently Issued	169.2	20.3	140.7
Individual Income Protection - Closed Block	268.6	(4.0)	279.7
Long-term Care	95.1	26.5	75.2

Total Premium Income	1,295.0	6.8	1,212.0
Net Investment Income	429.0	10.1	389.6
Other Income	69.4	6.6	65.1

	1,793.4	7.6	1,666.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,712.2	55.7	1,099.5
Commissions	142.5	4.9	135.8
Deferral of Policy Acquisition Costs	(101.0)	1.8	(99.2)
Amortization of Deferred Policy Acquisition Costs	60.9	4.1	58.5
Amortization of Value of Business Acquired	10.0	1.0	9.9
Operating Expenses	322.6	8.0	298.7

	2,147.2	42.8	1,503.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Loss	$(353.8)	N.M.	$163.5

The Income Protection segment includes group long-term and short-term income protection insurance, individual income protection insurance, group and individual long-term care, and disability management services.

Sales

Group long-term income protection sales on a fully insured basis decreased 14.1 percent during the first quarter of 2003 compared to the first quarter of 2002. The decline occurred in all case size markets. Sales on an administrative services only (ASO) premium equivalent basis also declined for group long-term income protection relative to the prior year first quarter. Group short-term income protection sales for fully insured business were down 26.3 percent in the first quarter of 2003 compared to the first quarter of 2002, offset by an 88.3 percent increase in ASO sales.

Sales for individual income protection increased 17.7 percent in the first quarter of 2003 relative to the prior year first quarter. The increase was primarily attributable to growth in the Company’s brokerage voluntary income protection line of business and in the United Kingdom operation. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 73 percent of first quarter 2003 sales, compared to 68 percent for the first quarter of 2002 and 73 percent for full year 2002.

Sales for long-term care increased 12.0 percent over the prior year first quarter, with the increase of 19.2 percent in individual long-term care offsetting the 6.4 percent sales decline in group long-term care. Changes in the individual long-term care product offering during the first quarter of 2003 may slow the growth in sales relative to historical trends.

Persistency and Renewal of Existing Business

The Company monitors persistency of its existing business and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. One way in which the Company monitors persistency is at the overall block of business level (i.e., group long-term income protection, group short-term income protection, and individual long-term protection). Persistency, at the overall block of business level, is the year-to-date rate at which existing business for all issue years in the block of business at the beginning of the period remains inforce at the end of the period. In determining whether additional amortization of deferred policy acquisition costs is required due to adverse persistency, the Company measures persistency by issue year (i.e., the rate at which existing business for that specific issue year at the beginning of the period remains inforce at the end of the period). The rate of persistency for an overall block of business may improve while individual issue years within the overall block of business may deteriorate and require additional amortization of deferred policy acquisition costs.

Persistency during the first quarter of 2003 for the overall block of group long-term income protection on average improved from that experienced for first quarter and full year 2002. Persistency for fully insured short-term income protection also improved, on average, over the prior year first quarter and full year. Persistency for short-term income protection ASO business increased from the first quarter of 2002, but was down slightly from full year 2002. During the first quarter of 2002, persistency for group long-term and short-term income protection was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of deferred policy acquisition costs of $3.9 million for the first quarter of 2002. There was no additional amortization of deferred policy acquisition costs in the first quarter of 2003. Due to the Company’s actual persistency experienced in recent years relative to what was expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and 2003 to reflect its current estimate of persistency. This accelerates the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

The persistency of individual income protection and long-term care continues to be within expected levels.

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

Group Income Protection Operating Results

Group income protection reported operating revenue of $947.8 million for the first quarter of 2003 compared to $881.2 million for the same period of 2002. Group income protection reported an operating loss of $423.7 million for the first quarter of 2003 compared to operating income of $87.0 million for the first quarter of 2002. As previously discussed, included in the first quarter of 2003 was the $454.0 million increase in the Company’s group long-term income protection reserves.

Operating revenue improved due to increases in both premium income and net investment income. The $45.7 million growth in premium income compared to the prior year is due to new sales growth in 2002 and favorable renewal activity and improved persistency on the existing block of business. Net investment income grew $18.1 million primarily due to the growth in invested assets supporting this line of business. Included in other income are ASO fees of $10.2 million and $8.5 million for the first quarter of 2003 and 2002.

Persistency during the first quarter of 2003 on the overall block of group income protection improved over the full year 2002, with long-term income protection persistency at 86.9 percent compared to 86.6 percent for the first quarter of 2002 and 85.8 percent for the full year 2002. Short-term income protection persistency for fully insured business was 85.1 percent in the first quarter of 2003 compared to 83.4 percent in the first quarter of 2002 and 81.5 percent for the full year 2002.

A critical part of the Company’s strategy for group income protection involves executing its renewal program and managing persistency, both of which management expects to have a positive effect on future profitability. The Company has implemented a pricing strategy in the group income protection line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions, although pricing changes typically lag the changes in actual claim experience by several quarters.

The benefit ratio for group income protection increased from 83.3 percent in the first quarter of 2002 to 151.0 percent in the first quarter of 2003. Excluding the impact of the reserve strengthening for group long-term income protection, the benefit ratio was 91.4 percent. Group income protection experienced a slight decrease in its commission ratio and an increase in the operating expense ratio for the first quarter of 2003 relative to the prior year first quarter. On a premium equivalent basis, the operating expense ratio was higher than the prior year first quarter. There was no additional amortization of deferred policy acquisition costs related to persistency for the first quarter of 2003, but expected amortization, as determined when the costs were initially capitalized, continues to increase year over year due to the continued growth in the deferred policy acquisition cost asset balance related to new sales growth in the block of business and the acceleration of expected amortization for costs capitalized in 2002 and subsequent years. For the first quarter of 2002, the additional amortization related to persistency was $3.9 million.

Excluding the reserve strengthening for group long-term income protection, the 2003 first quarter benefit ratio for group income protection was higher than the comparable period of 2002, driven by increases in the benefit ratio for both long-term and short-term income protection. Submitted and paid claim incidence for group long-term income protection, while lower than the fourth quarter of 2002, both increased from the first quarter of 2002. This increase continues to be driven in part by economic trends, including lower consumer confidence. Industry segments contributing to the increased submitted incidence levels include wholesale/retail and manufacturing, which comprise approximately 30 percent of the overall block of group income protection business. The claim recovery rate for group long-term income protection in the first quarter of 2003 was lower than the first quarter of 2002 and full year 2002, 2001, and 2000. Payments to settle group long-term income protection claims in litigation increased in the first quarter of 2003 compared to the prior year first quarter. The number of new lawsuits filed increased over the prior year first quarter but decreased compared to the fourth quarter of 2002.

For short-term income protection, the 2003 first quarter benefit ratio was above the first quarter of 2002, primarily due to an increase in the number of claimants receiving payment and the longer duration of open claims. Paid claim incidence in the first quarter of 2003 was lower than the fourth quarter of 2002 but slightly above the first quarter of 2002. The average weekly indemnity decreased relative to the fourth quarter of 2002, although it was higher than the first quarter of 2002. The average claim duration for closed short-term income protection claims was higher than the fourth quarter of 2002 as well as the first quarter of 2002.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s group income protection business. Components of claims experience, including, but not limited to, incidence levels and claims duration, may be worse than expected. Management monitors claims experience in group income protection and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features, and strengthening risk management policies and procedures. The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of these and other factors, including interest rates, on new claim liabilities. Given the competitive market conditions for the Company’s income protection products, it is uncertain whether pricing actions can entirely mitigate the effect.

The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. Although approximately 30 percent of the Company’s overall block of group income protection business is in the manufacturing and wholesale/retail industry segments, which tend to be economically sensitive, the Company has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry. The Company has also made changes in recent years through the application of best practices in the claims organization and believes it can respond to increased levels of submitted claims which might result from a further slowing economy.

Individual Income Protection-Recently Issued Operating Results

Operating revenue was $205.0 million for the first quarter of 2003 compared to $170.8 million in the comparable period of 2002. Premium income increased to $169.2 million in the first quarter of 2003 compared to $140.7 million in the prior year first quarter, and net investment income increased 18.6 percent. Operating income in this block was $44.4 million in the first quarter of 2003 compared to $41.6 million in the first quarter of 2002. The interest adjusted loss ratio was 46.9 percent and 44.9 percent for the first quarter of 2003 and 2002, respectively. The increase in the interest adjusted loss ratio was driven by lower claim recovery rates in the first quarter of 2003 relative to the prior year first quarter, offset partially by a lower claim incidence rate for the first quarter of 2003 relative to the first quarter of 2002. Individual income protection-recently issued results benefited from an improvement in the operating expense ratio relative to the first quarter of 2002, somewhat offset by a slight increase in the commission ratio.

Individual Income Protection-Closed Block Operating Results

Operating revenue was $486.4 million for the first quarter of 2003 compared to $483.3 million in the comparable period of 2002 due to growth in net investment income. Premium income was $268.6 million for the first quarter of 2003 and $279.7 million for the prior year first quarter. Operating income in this block was $15.8 million in the first quarter of 2003 compared to $25.9 million in the first quarter of 2002. The interest adjusted loss ratio was 78.9 percent for the first quarter of 2003 and 70.7 percent for the prior year first quarter. The increase in the interest adjusted loss ratio was driven by lower claim recoveries and higher claim payments on the existing inventory of open claims. Payments during the first quarter of 2003 to settle claims in litigation were approximately the same level as the first quarter of 2002 and decreased from the fourth quarter of 2002. The number of new lawsuits filed in the first quarter of 2003 decreased relative to the prior year first quarter but increased from the fourth quarter of 2002. Both the commission and operating expense ratios improved in the first quarter of 2003 relative to the first quarter of 2002.

The individual income protection closed block generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1996. The Company continues to review internal and external alternatives, including reinsurance, for improving the results in its closed block of individual income protection business.

Long-term Care Operating Results

Operating revenue for long-term care was $111.8 million in the first quarter of 2003 and $88.4 million in the comparable prior year quarter. Operating income for long-term care was $5.8 million and $4.8 million in the first quarter of 2003 and 2002, respectively. The improvement in operating income resulted primarily from an increase in premium income, a level benefit ratio, and decreases in the commission and operating expense ratios.

Submitted claim incidence for long-term care in the first quarter of 2003 exceeded the fourth quarter of 2002, as seasonally expected, but was lower than the first quarter of 2002. The claim recovery rate increased slightly from the fourth quarter of 2002 but was below the level of the first quarter of 2002. The average size of new claims was higher in the first quarter of 2003 relative to both the fourth and first quarters of 2002.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $42.4 million for the first quarter of 2003, compared to $43.0 million in the first quarter of 2002. Operating income was $3.9 million for the first quarter of 2003 compared to $4.2 million in the prior year first quarter.

Life and Accident Segment

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Operating Revenue
Premium Income
Group Life	$373.4	5.3%	$354.6
Accidental Death & Dismemberment	54.6	1.3	53.9
Brokerage Voluntary Life and Other	48.8	23.5	39.5

Total Premium Income	476.8	6.4	448.0
Net Investment Income	47.2	0.4	47.0
Other Income	3.2	39.1	2.3

	527.2	6.0	497.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	364.1	2.0	357.0
Commissions	45.8	8.3	42.3
Deferral of Policy Acquisition Costs	(37.5)	(2.6)	(38.5)
Amortization of Deferred Policy Acquisition Costs	26.9	7.2	25.1
Amortization of Value of Business Acquired	0.3	—	—
Operating Expenses	63.8	(4.8)	67.0

	463.4	2.3	452.9

Operating Income Before Income Tax and Net Realized Investment Loss	$63.8	43.7	$44.4

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Sales

Sales for group life increased 1.9 percent over the first quarter of 2002 due to a decrease in sales in the Company’s United Kingdom operation and due to the Company’s strategic decision to focus on integrated sales and less on stand-alone life. Brokerage voluntary life and other sales increased 70.2 percent over the prior year first quarter. It is expected that brokerage voluntary life and other will continue to report sales growth year over year.

Group Life and Accidental Death and Dismemberment Operating Results

Group life and accidental death and dismemberment reported first quarter 2003 operating revenue of $465.8 million, a 4.4 percent increase over the comparable period of 2002, due to increases in premium income and net investment income. Operating income was $56.5 million and $36.9 million in the first quarter of 2003 and 2002, respectively.

Premium growth in the first quarter of 2003 relative to the prior year first quarter was attributable to favorable renewal results, strong sales results in 2001, and stable persistency. Persistency for group life was 83.1 percent for the first quarter of 2003 compared to 81.4 percent for the first quarter of 2002 and 83.9 percent for full year 2002. For accidental death and dismemberment, persistency was 86.8 percent and 81.6 percent for the first quarter of 2003 and 2002 and 82.4 percent for full year 2002. The amortization of deferred policy acquisition costs for 2002 includes $5.6 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. There was no additional amortization of deferred policy acquisition costs in the first quarter of 2003. As previously discussed in the operating segment results for group income protection and as also applicable to group life and accidental death and dismemberment, the Company has accelerated the amortization of costs pertaining to certain of its lines of business into the early life of the policy by using lower premium persistency assumptions in determining its “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

Group life and accidental death and dismemberment reported a $19.6 million increase in operating income for the first quarter of 2003 compared to the prior year first quarter. The improvement was attributable to a lower benefit ratio, lower commission ratio, and an improved operating expense ratio. Submitted and paid claim incidence for group life were both higher than the fourth quarter of 2002, as seasonally expected, but level with the first quarter of 2002. The average paid claim size for group life decreased from the fourth and first quarters of 2002. Incidence rates for group life waiver of premium coverage that results from a policyholder’s disability also increased slightly over the fourth quarter of 2002 but were lower than the prior year first quarter. Group life waiver recovery rates for the first quarter of 2003 decreased from the level of each quarter in 2002. The benefit ratio for accidental death and dismemberment decreased from the first quarter of 2002 but was above the fourth quarter of 2002.

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

Brokerage Voluntary Life and Other Operating Results

Operating revenue in the brokerage voluntary life and other line increased to $61.4 million in the first quarter of 2003 from $51.2 million in the first quarter of 2002 primarily due to an increase in premium income. The increase was attributable to prior year new sales and favorable persistency.

Operating income for the first quarter of 2003 was $7.3 million, down slightly from $7.5 million in the same period last year. Brokerage voluntary life and other reported decreases in the commission ratio relative to the first quarter of 2002, but the operating expense ratio increased over the prior year first quarter.

The benefit ratio for the life line of business increased from the fourth quarter of 2002 as well as the first quarter of 2002. Life paid claims, as well as the average claim size, increased in the first quarter of 2003 compared to the same period last year. The benefit ratio for the other line, primarily cancer and critical illness insurance, decreased relative to the prior year fourth and first quarters.

Colonial Segment Operating Results

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Operating Revenue
Premium Income
Income Protection	$114.9	6.8%	$107.6
Life	23.9	20.1	19.9
Other	31.8	10.4	28.8

Total Premium Income	170.6	9.1	156.3
Net Investment Income	20.8	8.3	19.2
Other Income	0.4	(20.0)	0.5

	191.8	9.0	176.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	96.1	11.2	86.4
Commissions	40.4	16.1	34.8
Deferral of Policy Acquisition Costs	(41.7)	16.2	(35.9)
Amortization of Deferred Policy Acquisition Costs	29.6	9.2	27.1
Amortization of Value of Business Acquired	0.4	—	0.4
Operating Expenses	31.8	5.3	30.2

	156.6	9.5	143.0

Operating Income Before Income Tax and Net Realized Investment Loss	$35.2	6.7	$33.0

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force.

Sales

Sales for the Colonial segment in the first quarter of 2003 increased 8.8 percent over the first quarter of 2002, driven by sales growth in the life line of business of 13.9 percent and sales growth in the income protection line of 9.1 percent.

Operating Results

Operating revenue in the Colonial segment increased to $191.8 million in the first quarter of 2003 from $176.0 million in 2002 primarily due to an increase in premium income in all product lines. The increase was attributable to prior year new sales and favorable persistency.

Operating income for the first quarter of 2003 was $35.2 million, up slightly from $33.0 million reported for the same period last year. The overall benefit ratio for this segment was higher than the first quarter of 2002 but decreased slightly from the fourth quarter of 2002. The income protection and life product lines each reported an increase in the benefit ratio compared to the prior year first quarter, while the benefit ratio for the other line, which is primarily cancer and critical illness products, was lower than the first quarter of 2002. The segment reported increases in the commission ratio relative to the first quarter of 2002, but the operating expense ratio declined slightly.

The individual short-term income protection line reported an increase in claim incidence for the first quarter of 2003 relative to the fourth quarter of 2002, but the rate decreased from the prior year first quarter. The average claim duration and average indemnity increased over both the fourth and first quarters of the prior year for individual short-term income protection. For accident and sickness, the claim incidence rate increased in the first quarter of 2003 relative to the first quarter of 2002. In the life product line, paid claims increased in the first quarter of 2003 compared to the same period last year, while the first quarter of 2003 incidence rate for the cancer product decreased from the prior year first quarter.

Other Segment Operating Results

(in millions of dollars)

	Three Months Ended March 31

	2003	% Change	2002

Operating Revenue
Premium Income	$9.9	7.6%	$9.2
Net Investment Income	36.5	(13.9)	42.4
Other Income	11.4	26.7	9.0

	57.8	(4.6)	60.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	39.3	(11.9)	44.6
Other Expenses	6.8	4.6	6.5

	46.1	(9.8)	51.1

Operating Income Before Income Tax and Net Realized Investment Loss	$11.7	23.2	$9.5

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

Operating revenue in the Corporate segment was $6.2 million in the first quarter of 2003 compared to $15.6 million in the first quarter of 2002. The Corporate segment reported operating losses of $54.2 million in the first quarter of 2003 and $29.0 million in the comparable quarter of 2002. Interest and debt expense increased from $38.4 million in the first quarter of 2002 to $41.5 million in 2003 due to the issuance of two additional long-term debt offerings in 2002 which were used to refinance existing commercial paper borrowings. Included in the first quarter of 2003 operating expenses is approximately $15.0 million in severance and pension benefits related to the change of the Company’s president and chief executive officer.

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 8.52 years at December 31, 2002. There was no substantive change in the liability portfolio duration during the first three months of 2003. The weighted average duration of the Company’s investment portfolio was 7.55 years at March 31, 2003, and the weighted average rating was A.

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

Investment Results

Net investment income for the first quarter of 2003 increased 6.9 percent over the previous year first quarter. The overall yield in the portfolio was 7.59 percent as of March 31, 2003, compared to 7.76 percent at the end of 2002 and 7.94 percent as of March 31, 2002. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase, due to lower yields on new purchase activity.

At December 31, 2002, the Company’s exposure to below-investment-grade fixed maturity securities was 10.0 percent of the carrying value of invested assets excluding ceded policy loans, an increase from the 8.7 percent and 7.2 percent held at December 31, 2001 and 2000, respectively. The growth in this asset class resulted from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in today’s environment and reduce exposure to potential credit-related losses. The program was substantially complete as of March 31, 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value, which lowered the Company’s exposure to below-investment-grade fixed maturity securities to approximately 8.4 percent of the carrying value of invested assets excluding ceded policy loans. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities.

The Company’s before-tax net realized investment loss was $88.2 million in the first quarter of 2003, comprised of gross gains of $52.4 million and gross losses of $140.6 million, including the gains and losses recognized on the sale of the above-mentioned below-investment-grade securities. Included in the $140.6 million of gross losses were write-downs of $106.5 million on fixed maturity and equity securities. These write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the first quarter of 2003, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Due to the current negative credit market environment and the associated economic uncertainty, the Company anticipates additional investment losses will likely occur during the remainder of 2003.

Approximately 56 percent of the 2003 first quarter write-downs occurred in the energy and utilities industries. The following list includes write-downs representing five percent or greater of the total first quarter of 2003 write-downs, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company.

•

$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The write-down represented 24.8 percent of the total write-downs for the first quarter of 2003. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•

$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down represented 17.0 percent of the total write-downs for the first quarter of 2003. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•

$14.3 million loss during the first quarter of 2003, or 13.4 percent of the total first quarter 2003 write-downs, on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•

$10.5 million loss during the first quarter of 2003 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. The write-down represented 9.9 percent of the total write-downs for the first quarter of 2003. This company had an investment-grade rating of Baa3 immediately prior to the time its parent company unexpectedly withdrew its support for the subsidiary in April 2002, at which time the Company recognized an impairment loss on the securities. The investment was subsequently downgraded to below-investment-grade in the second quarter of 2002. Since the 2002 write-down, the value of these securities declined further and remained in an unrealized loss position. Based on the sustained decline in value and a review of available company information, the Company determined that the security was further impaired and recognized an additional write-down on this security. The Company owns fixed maturity securities issued by another regulated subsidiary under common ownership, but that investment has not been negatively impacted and was in an unrealized gain position at March 31, 2003.

•

$6.9 million loss during the first quarter of 2003 on securities issued by a leading textile company. The write-down represented 6.5 percent of the total write-downs for the first quarter of 2003. The securities were written down after the company announced that first quarter results would be below previous expectations due to weak retail demand. These securities were originally purchased as part of the Company’s below-investment-grade strategy. Following the company’s first quarter earnings announcement, its bonds were downgraded. As a result, the company had to seek waivers on its bank credit facility. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.5 billion as of March 31, 2003 and December 31, 2002, which are reported on a gross basis in the statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	March 31 2003	December 31 2002

Investment-Grade Fixed Maturity Securities	86.5%	86.1%
Below-Investment-Grade Fixed Maturity Securities	8.4	10.0
Equity Securities	0.1	0.1
Mortgage Loans	1.9	2.1
Real Estate	0.1	0.1
Other Invested Assets	3.0	1.6

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at March 31, 2003 included $27.4 billion, or 99.2 percent, of bonds and $232.7 million, or 0.8 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification
As of March 31, 2003

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain

Basic Industry	$2,317.4	$85.4	$488.7	$(114.8)	$1,828.7	$200.2
Canadian	791.9	135.6	29.6	(0.6)	762.3	136.2
Capital Goods	1,888.0	164.9	316.0	(47.2)	1,572.0	212.1
Communications	2,363.4	180.0	332.0	(85.7)	2,031.4	265.7
Consumer Cyclical	1,316.7	57.6	481.0	(51.3)	835.7	108.9
Consumer Non-Cyclical	2,457.8	240.7	218.6	(35.6)	2,239.2	276.3
Energy (Oil & Gas)	2,477.0	255.3	177.9	(44.7)	2,299.1	300.0
Financial Institutions	1,236.6	(32.9)	242.4	(161.1)	994.2	128.2
Mortgage/Asset Backed	5,438.8	644.7	36.0	(2.4)	5,402.8	647.1
Sovereigns	393.5	18.9	153.5	(1.3)	240.0	20.2
Technology	240.0	(2.4)	107.4	(15.4)	132.6	13.0
Transportation	1,005.3	(1.2)	179.3	(115.0)	826.0	113.8
U.S. Government Agencies and Municipalities	1,223.1	264.7	286.8	(2.9)	936.3	267.6
Utilities	4,236.9	212.5	947.2	(138.0)	3,289.7	350.5

Total	$27,386.4	$2,223.8	$3,996.4	$(816.0)	$23,390.0	$3,039.8

As of March 31, 2003 there were $3,039.8 million gross unrealized gains and $816.0 million gross unrealized losses in the fixed maturity bond portfolio, of which $528.9 million or 64.8 percent of those unrealized losses were concentrated in basic industry, financial institutions, transportation, and utilities. The Company’s current view of risk factors relative to these four industries is as follows:

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

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets appear capable, in general, of withstanding the increased loan write-offs typically seen in past recessions. The degree of the economic slowdown will be a key determinant of the amount of credit degradation in the financial services sector. First quarter 2003 results for this sector, on average, reported good cost control, well-managed risk positions in corporate lending, and benefits derived from strong consumer spending.

Transportation: This sector consists of airlines, airports, railroads, and shipping. The overall sector has encountered significant difficulties during the past two years, primarily in commercial aviation. Global economic weakness, war and terrorism-related fears, and concerns related to severe acute respiratory syndrome have all contributed to a sharp reduction in demand for air travel. High cost structures and over-leveraged balance sheets at many of the airlines have also contributed to the deterioration of credit quality for many issuers of securities. The outlook for the airline/airport segment depends heavily on economic improvement, union negotiations, and further expense reductions. Demand for railroad and shipping services is highly correlated to the economy.

Utilities: This sector, which includes regulated electric utilities, gas transmission and distribution companies, and independent power projects, is showing signs of improvement from the difficult environment that has existed over the past few years. Many companies are de-emphasizing merchant power and energy trading operations and focusing instead on their core businesses. Balance sheets are being strengthened through the sale of non-core assets and the repayment of debt. Several companies with liquidity problems have either renewed bank facilities or obtained other forms of new financing. However, significant challenges still remain for parts of this industry. There is power generation over-capacity in several parts of the U.S. where supply may exceed demand for several years. Those power plants whose main fuel supply is natural gas will continue to experience deteriorating margins due to the high cost of that commodity. In addition, there are still numerous investigations and court rulings yet to be resolved, several of which could result in negative outcomes for certain utility companies.

Of the $816.0 million in gross unrealized losses at March 31, 2003, $181.1 million or 22.2 percent are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. The gross unrealized loss on below-investment-grade fixed maturity bonds was $634.9 million at March 31, 2003, or 77.8 percent of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2003.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds
Length of Time in Unrealized Loss Position
As of March 31, 2003

(in millions of dollars)

	Fair Value	Gross Unrealized Loss

<=90 days	$820.0	$(18.4)
>90<=180 days	462.3	(15.0)
>180<=270 days	101.2	(9.9)
>270 days <=1 year	56.0	(3.5)
>1 year<=2 years	379.5	(43.6)
>2 years<=3 years	123.6	(57.0)
>3 years	222.3	(33.7)

Totals	$2,164.9	$(181.1)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2003. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on March 31, 2003. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to March 31, 2003.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds
Length of Time in Unrealized Loss Position
As of March 31, 2003

(in millions of dollars)

	Fair Value	Gross Unrealized Loss

<=90 days
fair value <100% >= 70% of amortized cost	$58.8	$(11.1)
fair value < 70% >= 40% of amortized cost	—	—
fair value < 40% of amortized cost	—	—

Subtotal	58.8	(11.1)

>90<=180 days
fair value <100% >= 70% of amortized cost	323.6	(58.9)
fair value < 70% >= 40% of amortized cost	41.9	(20.9)
fair value < 40% of amortized cost	4.8	(7.5)

Subtotal	370.3	(87.3)

>180<=270 days
fair value <100% >= 70% of amortized cost	272.9	(35.6)
fair value < 70% >= 40% of amortized cost	25.4	(16.9)
fair value < 40% of amortized cost	4.1	(23.5)

Subtotal	302.4	(76.0)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	319.0	(51.9)
fair value < 70% >= 40% of amortized cost	55.7	(33.7)
fair value < 40% of amortized cost	0.2	(7.8)

Subtotal	374.9	(93.4)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	199.2	(37.2)
fair value < 70% >= 40% of amortized cost	178.0	(124.4)
fair value < 40% of amortized cost	14.0	(66.0)

Subtotal	391.2	(227.6)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	146.6	(26.9)
fair value < 70% >= 40% of amortized cost	4.8	(2.2)
fair value < 40% of amortized cost	—	—

Subtotal	151.4	(29.1)

>3 years
fair value <100% >= 70% of amortized cost	111.9	(23.3)
fair value < 70% >= 40% of amortized cost	57.3	(48.7)
fair value < 40% of amortized cost	13.3	(38.4)

Subtotal	182.5	(110.4)

Totals	$1,831.5	$(634.9)

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

For those fixed maturity securities with an unrealized loss and on which the Company has not recorded an impairment write-down, the Company believes that the decline in fair value below amortized cost is temporary. The Company has the ability to hold its securities to the earlier of recovery or maturity and intends to hold all of its fixed maturity investments until maturity to meet its liability obligations. If information becomes available that changes the Company’s assessment as to whether the Company will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. The Company may also in certain circumstances sell a security because of industry or environmental issues, to extend the duration of the investment portfolio, in response to mergers between issuers or other events which result in positions in excess of the Company’s investment guidelines, and to take advantage of tender offers.

The following is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2003.

Fixed Maturity Bonds – By Maturity
As of March 31, 2003

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss

Due in 1 year or less	$2.4	$(0.5)
Due after 1 year up to 5 years	254.5	(70.1)
Due after 5 years up to 10 years	782.2	(230.4)
Due after 10 years	2,921.3	(512.6)

Subtotal	3,960.4	(813.6)
Mortgage-Backed Securities	36.0	(2.4)

Total	$3,996.4	$(816.0)

As of March 31, 2003, the Company held investment-grade and below-investment-grade securities with a gross unrealized loss of $10.0 million or greater, as follows:

Gross Unrealized Losses on Fixed Maturity Bonds
$10 Million or Greater
As of March 31, 2003

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position

Investment-Grade
U.S. Based Global Automobile Manufacturer	$46.5	$(11.7)	>1 year<=2 years
Principal Protected Equity Linked Note	28.6	(31.2)	>2 years<3 years
Principal Protected Equity Linked Note	34.3	(23.0)	>2 years<3 years

Total Investment-Grade	$109.4	$(65.9)

Below-Investment-Grade
Heavy Oil Joint Venture between Venezuelan Oil Company and U.S. Oil and Gas Company	$25.0	$(10.4)	>90<=180 days

U.S. Utility Company	30.9	(16.7)	>180<=270 days
Senior Notes Backed by a Pool of High Yield Bonds	1.4	(12.6)	>180<=270 days
U.S. Based International Airline Company	2.7	(10.9)	>180<=270 days

U.S. Telecommunications Company	33.6	(14.1)	>270 days <=1 year
Fertilizer Joint Venture between Venezuelan Oil Company and U.S. Conglomerate	24.0	(13.5)	>270 days <=1 year
Specialty Chemical Company	65.3	(10.3)	>270 days <=1 year

Niche Chemical Company	42.3	(37.6)	>1 year<=2 years
U.S. Based International Airline Company	20.3	(21.9)	>1 year<=2 years
U.S. Based International Airline Company	4.8	(19.0)	>1 year<=2 years
Senior Notes Backed by a Pool of High Yield Bonds	0.8	(17.7)	>1 year<=2 years
Senior Notes Backed by a Pool of High Yield Bonds	4.0	(14.5)	>1 year<=2 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	12.0	(12.5)	>1 year<=2 years
Gas Pipeline Company Serving Southern Half of Argentina	33.8	(11.2)	>1 year<=2 years

Global Food and Beverage Packaging Manufacturer	44.6	(17.2)	>2 years<=3 years

U.S. Cable and Telephone Company	6.6	(13.7)	>3 years
Senior Notes of a U.S. Cable Company	10.6	(12.8)	>3 years
Notes Backed by a Pool of High Yield Bonds	0.7	(12.6)	>3 years
Notes Backed by Aircraft Leases to a U.S. Based Airline	11.4	(12.2)	>3 years

Total Below-Investment-Grade	$374.8	$(291.4)

During the first quarter of 2003, the Company realized a loss of $31.1 million on the sale of fixed maturity securities. The securities sold had a book value of $349.0 million and a fair value of $317.9 million at the time of sale and represented 62 different issuers, of which approximately 89 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Losses representing five percent or more of the total are as follows:

•

$9.0 million loss during the first quarter of 2003 on the sale of unsecured debt issued by a major domestic airline, representing 28.9 percent of the total realized investment loss on sales of fixed maturity securities. The Company sold the securities to eliminate its unsecured exposure to the airline. These securities had an investment-grade rating until downgraded to below-investment-grade in the third quarter of 2001. The issuer is currently engaged in negotiations with its unions, lessors, vendors, and certain creditors to realign its cost structure. If fully implemented, the cost savings coupled with financial assistance from the federal government should allow the issuer to restore its profitability. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also took an other than temporary impairment charge of $0.3 million on the value of certain private, secured debt obligations of this issuer as part of a consensual restructuring proposal.

•

$1.9 million loss during the first quarter of 2003 on securities issued by an international commodity chemical manufacturer representing 6.1 percent of the total realized investment loss on sales of fixed maturity securities. This company had investment-grade ratings until it was downgraded in the third quarter of 2002 due to industry weakness. High raw materials costs and weak chemical demand impacted profit margins and constrained near-term liquidity. These securities were sold as part of the Company’s program to reduce its below-investment-grade holdings. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than two years but less than three years.

•

$1.6 million loss during the first quarter of 2003 on securities issued by a provider of telecommunications and information services representing 5.1 percent of the total realized investment loss on sales of fixed maturity securities. These securities were originally purchased as part of the Company’s below-investment-grade strategy. These securities were sold as part of the Company’s program to reduce its below-investment-grade holdings. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.8 billion and $5.0 billion on an amortized cost basis at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the mortgage-backed securities had an average life of 3.7 years and effective duration of 2.1 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at March 31, 2003, was $2,434.0 million, representing 8.4 percent of the carrying value of invested assets excluding ceded policy loans, below the Company’s internal limit for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,872.8 million at December 31, 2002, or 10.0 percent of invested assets. As previously discussed, the Company initiated a program during the first quarter of 2003 to reduce its exposure to below-investment-grade fixed maturity securities.

Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects additional downgrades may occur during 2003 and that the Company may experience additional other than temporary impairments during the remainder of 2003. However, the Company does not anticipate any liquidity problems caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has investments in five special purpose entities whose purposes are to support the Company’s investment objectives. These entities are for asset collateralization and contain specific investment securities that do not include the Company’s common stock or debt. These investments are described as follows:

During 2002 and 2001, the Company invested in three special purpose entity trusts that have underlying assets consisting of unaffiliated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and are reported at fair value in the condensed consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets. The fair value and amortized cost of these investments were $81.7 million and $115.9 million, respectively, at March 31, 2003 and $84.4 million and $113.9 million at December 31, 2002.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $4.6 million and $26.3 million, respectively, at March 31, 2003, and $6.9 million and $30.9 million at December 31, 2002.

At March 31, 2003, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $121.6 million and $128.7 million, respectively, at March 31, 2003, and $123.5 million and $127.8 million at December 31, 2002. At March 31, 2003, the Company had capital commitments of $12.9 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $558.9 million and $599.9 million at March 31, 2003 and December 31, 2002, respectively. The mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

At March 31, 2003 and December 31, 2002, impaired mortgage loans totaled $9.8 million and $6.0 million, respectively. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $9.4 million and $7.8 million at March 31, 2003 and December 31, 2002, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the first quarter of 2003 and 2002.

Real estate was $39.0 million and $37.1 million at March 31, 2003 and December 31, 2002, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $10.2 million and $8.2 million at March 31, 2003 and December 31, 2002, respectively.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At March 31, 2003, the balance in the valuation allowances for mortgage loans and real estate was $4.4 million and $17.9 million, respectively.

Other

The Company’s exposure to non-current investments totaled $229.3 million at March 31, 2003, or 0.8 percent of invested assets excluding ceded policy loans. These non-current investments are fixed income securities and mortgage loans that became more than thirty days past due in principal and interest payments. Approximately $71.7 million of these investments had principal and interest payments past due for a period greater than one year.

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of March 31, 2003, the Company had $499.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had $187.2 million face value of these contracts that were included in short-term debt in the condensed consolidated statements of financial condition at March 31, 2003.

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or forward contracts on specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first quarter of 2003 involved current and forward interest rate swaps and forward contracts on credit spreads on specific fixed income securities, as well as currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarter of 2003, the Company recognized net gains of $9.2 million on the termination of cash flow hedges and reported $8.7 million in other comprehensive income and $0.5 million as a component of realized investment gains and losses. The Company amortized $2.7 million of net deferred gains into net investment income during the first quarter of 2003. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $51.0 million at March 31, 2003. Additions and terminations, in notional amounts, to the Company’s hedging programs for the first quarter of 2003, were $143.3 million and $179.0 million, respectively. The notional amount of derivatives outstanding under the hedge programs was $1,347.1 million at March 31, 2003.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. The Company’s external financing in May 2003, as discussed below, provides an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $(65.7) million for the quarter ended March 31, 2003, as compared to $207.3 million for the comparable period of 2002. During the first quarter of 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. In conjunction with those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This first quarter of 2003 cash disbursement is included in cash flows from operations. Excluding this transfer, cash flows from operations were $220.5 million for the quarter ended March 31, 2003.

The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. The Company’s cash flows from operations could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner. The Company’s cash resources are sufficient to meet its liquidity requirements for the next twelve months.

At March 31, 2003, the Company had short-term and long-term debt totaling $207.2 million and $1,914.0 million, respectively. The debt to total capital ratio was 30.2 percent at March 31, 2003 compared to 29.5 percent at December 31, 2002 and 29.7 percent at March 31, 2002. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the Company, was 28.3 percent at March 31, 2003 compared to 27.7 percent at December 31, 2002 and 27.9 percent at March 31, 2002.

During the fourth quarter of 2002, the Company filed with the Securities and Exchange Commission (SEC) a shelf registration on Form S-3. The shelf was declared effective in April 2003. The shelf registration allows the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts, from time to time, up to an aggregate of $1.5 billion. The shelf registration enables the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs. On May 7, 2003, the Company issued 45,980,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $476.3 million in proceeds from the sale of the shares of common stock after deducting underwriting discounts. Also on May 7, 2003, the Company issued 20,000,000 8.25% adjustable conversion-rate equity security units (units) in a public offering. The Company received approximately $485.0 million in proceeds from the sale of the units after deducting underwriting discounts. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and (b) a 1/40, or 2.5%, ownership interest in a 6.00% senior note issued by the Company due May 15, 2008 with a principal amount of $1,000. On May 14, 2003, the Company sold 6,897,000 additional shares of common stock pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $71.4 million after deducting underwriting discounts. Also on May 14, 2003, the Company sold 3,000,000 additional units pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $72.8 million after deducting underwriting discounts. The proceeds from these offerings will be used primarily to increase the capitalization of the Company’s insurance subsidiaries and to repay amounts loaned to the Company from its insurance subsidiaries.

During 2000, the Company filed with the SEC a shelf registration on Form S-3 covering the issuance of up to $1.0 billion of securities in order to provide funding alternatives for its maturing debt. In the first quarter of 2001, the Company completed a long-term debt offering, issuing $575.0 million of 7.625% senior notes due March 1, 2011. In the second quarter of 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

During 2000, the Company entered into $1.0 billion senior revolving credit facilities with a group of banks. The facilities were split into five-year revolver and 364-day portions. The Company received a 90-day extension on the 364-day portion of the credit facilities which was to expire on October 29, 2002. In connection with that extension, the Company elected to reduce the size of the credit facilities from $1.0 billion to $750.0 million and reduce the size of the commercial paper program to $750.0 million. On January 27, 2003, the Company elected not to renew the 364-day portion of the credit facilities upon the expiration date for the 90-day extension, retaining only the $472.5 million five-year revolver portion. The Company’s commercial paper program was similarly reduced in size to $472.5 million. At March 31, 2003, approximately $472.5 million was available for additional financing under the Company’s revolving credit facilities.

Since the primary function of this credit facility was to provide support for the Company’s commercial paper program and the Company had been unable to access the commercial paper markets, on May 1, 2003 the Company terminated this facility in connection with the previously discussed combined offering. There were never any borrowings under the credit facility.

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

Contractual debt, Company-obligated mandatorily redeemable preferred securities commitments, and lease commitments are as follows (in millions of dollars):

	Payments Due

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Short-term Debt	$207.2	$207.2	$—	$—	$—
Long-term Debt	1,914.0	—	227.0	—	1,687.0
Company-Obligated Mandatorily Redeemable Preferred Securities	300.0	—	—	—	300.0
Operating Leases	131.4	32.5	52.4	30.8	15.7

Total	$2,552.6	$239.7	$279.4	$30.8	$2,002.7

The Company has an agreement with an outside party under which the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement, as amended, was $144.4 million at March 31, 2003, with no annual payment expected to exceed $58.3 million.

As previously discussed, at March 31, 2003, the Company had capital commitments of $12.9 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $20.0 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

The Company will continue to evaluate additional actions to strengthen its business and financial position. This may include, but not be limited to, further product rationalization, reinsurance opportunities, and asset sales. Such actions might impact future financial results.

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

In 2003 and the fourth quarter of 2002, the rating agencies downgraded the senior debt ratings of the Company and the financial strength ratings of the Company’s insurance subsidiaries. Currently, only Fitch has the Company's financial strength and senior debt ratings under review with negative implications. The table below reflects the debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries, as of the date of this filing.

	S&P	Moody’s	Fitch	AM Best

UnumProvident Corporation
Senior Debt	BBB- (Good)	Baa3 (Medium Grade)	BBB- (Good)	bbb-
U.S. Insurance Subsidiaries
Provident Life & Accident	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A- (Excellent)
Unum Life of America	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
First Unum Life	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Colonial Life & Accident	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Paul Revere Life	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Paul Revere Variable	A- (Strong)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions are adjusted accordingly based on key external indices, the discount rate, and the long-term rate of return assumption. The assumptions are consistent for both the U.S. pension plans and the U.S. post-retirement benefit plan. The Company follows Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, in its financial reporting and accounting for its pension and post-retirement benefit plans. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for further information.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2002. During the first three months of 2003, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4.

CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer, chief financial officer, and members of the Company’s disclosure control committee, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect controls subsequent to March 31, 2003.

PART II

ITEM 1.

LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Index to Exhibits

Exhibit 3.2	Amended and Restated Bylaws of the Company
Exhibit 10.1	Amended and Restated Employment Agreement between the Company and Thomas R. Watjen
Exhibit 10.2	Amended and Restated Employment Agreement between the Company and F. Dean Copeland
Exhibit 12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
Exhibit 12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 15	Letter re: Unaudited interim financial information
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

Form 8-K furnished on January 13, 2003 reporting an agreement to acquire the United Kingdom group income protection business of Sun Life Financial.

Form 8-K furnished on February 5, 2003 reporting fourth quarter 2002 financial results.

Form 8-K furnished on March 24, 2003 reporting the resolution of comments related to filings with the Securities and Exchange Commission and the restatement of prior reported results.

Form 8-K furnished on March 31, 2003 reporting changes in the Company’s senior management and the creation of the Office of the Chairman of the Board of Directors.

Form 8-K furnished on April 25, 2003 reporting first quarter 2003 financial results and the financial restructuring plan.

Form 8-K furnished on May 2, 2003 reporting the pricing of the Company’s combined offering of $500.0 million of common stock and $500.0 million of mandatory convertible equity security units.

Form 8-K filed on May 8, 2003 announcing that the Company had issued 45,980,000 shares of common stock and 20,000,000 8.25% adjustable conversion-rate equity security units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation (Registrant)
Date: May 14, 2003	/s/ THOMAS R. WATJEN

Thomas R. Watjen President and Chief Executive Officer

Date: May 14, 2003	/s/ ROBERT C. GREVING

Robert C. Greving Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Thomas R. Watjen, certify that:

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ THOMAS R. WATJEN

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ROBERT C. GREVING

Robert C. Greving Senior Vice President and Chief Financial Officer