Form 10-Q
period 2003-09-30
UNUMPROVIDENT CORP
filed 2003-11-13
CIK 5513

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934 for the

quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule

12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common stock, $0.10 par value	296,061,937

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign may adversely affect the Company’s business and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department actions, and negative media attention may adversely affect the Company’s business.

•	The level and results of litigation may vary from prior experience and may adversely affect the Company’s business.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and negatively affect results.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, a difficult business and employment environment, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract could have material effects on results.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	September 30 2003	December 31 2002
	(in millions of dollars)
	(Unaudited)
Assets
Investments
Fixed Maturity Securities	$30,405.3	$27,486.3
Equity Securities	32.6	27.9
Mortgage Loans	500.7	599.9
Real Estate	26.7	37.1
Policy Loans	2,739.2	2,743.8
Short-term Investments	875.1	218.4
Other Investments	39.3	38.6

Total Investments	34,618.9	31,152.0
Cash and Bank Deposits	124.5	144.7
Accounts and Premiums Receivable	2,037.9	1,711.3
Reinsurance Receivable	6,094.0	5,986.0
Accrued Investment Income	607.0	589.1
Deferred Policy Acquisition Costs	3,189.1	2,981.6
Value of Business Acquired	518.8	504.3
Goodwill	666.7	666.4
Current Income Tax	—	44.7
Other Assets	1,451.2	1,451.5
Separate Account Assets	30.2	27.9

Total Assets	$49,338.3	$45,259.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Continued

UnumProvident Corporation and Subsidiaries

	September 30 2003	December 31 2002
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity
Policy and Contract Benefits	$1,960.2	$1,962.0
Reserves for Future Policy and Contract Benefits and Unearned Premiums	31,401.0	28,967.0
Other Policyholders’ Funds	2,527.6	2,554.9
Current Income Tax	16.6	—
Deferred Income Tax	1,342.3	1,036.4
Short-term Debt	20.0	255.0
Long-term Debt	2,489.0	1,914.0
Other Liabilities	1,401.1	1,399.1
Separate Account Liabilities	30.2	27.9

Total Liabilities	41,188.0	38,116.3

Commitments and Contingent Liabilities – Note 8

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	300.0	300.0

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 298,013,032 and 243,538,355 shares	29.8	24.4
Additional Paid-in Capital	1,607.1	1,086.8
Accumulated Other Comprehensive Income	1,384.7	777.4
Retained Earnings	4,896.4	5,011.4
Treasury Stock – at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(13.5)	(2.6)

Total Stockholders’ Equity	7,850.3	6,843.2

Total Liabilities and Stockholders’ Equity	$49,338.3	$45,259.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,010.2	$1,882.2	$5,961.4	$5,573.2
Net Investment Income	572.5	532.7	1,659.8	1,547.7
Net Realized Investment Loss	(25.1)	(63.8)	(139.7)	(233.9)
Other Income	105.6	99.0	304.4	295.2

Total Revenue	2,663.2	2,450.1	7,785.9	7,182.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,833.0	1,676.1	5,886.6	4,912.4
Commissions	219.8	212.2	678.5	645.7
Interest and Debt Expense	50.0	42.9	137.4	120.0
Deferral of Policy Acquisition Costs	(170.6)	(173.4)	(533.3)	(529.5)
Amortization of Deferred Policy Acquisition Costs	119.3	105.0	356.5	318.6
Amortization of Value of Business Acquired	10.5	11.1	32.8	32.5
Operating Expenses	437.3	400.9	1,304.9	1,223.5

Total Benefits and Expenses	2,499.3	2,274.8	7,863.4	6,723.2

Income (Loss) Before Income Tax and Cumulative Effect of Accounting Principle Change	163.9	175.3	(77.5)	459.0
Income Tax (Credit)	55.2	61.9	(38.3)	152.9

Income (Loss) Before Cumulative Effect of Accounting Principle Change	108.7	113.4	(39.2)	306.1
Cumulative Effect of Accounting Principle Change, Net of Tax	—	—	—	(7.1)

Net Income (Loss)	$108.7	$113.4	$(39.2)	$299.0

Per Common Share

Basic
Income (Loss) Before Cumulative Effect of Accounting
Principle Change	$0.37	$0.47	$(0.15)	$1.26
Net Income (Loss)	$0.37	$0.47	$(0.15)	$1.23

Assuming Dilution
Income (Loss) Before Cumulative Effect of Accounting
Principle Change	$0.36	$0.47	$(0.15)	$1.26
Net Income (Loss)	$0.36	$0.47	$(0.15)	$1.23

Dividends Paid	$0.0750	$0.1475	$0.2975	$0.4425

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2001	$24.2	$1,064.1	$111.3	$4,753.0	$(9.2)	$(3.5)	$5,939.9

Comprehensive Income, Net of Tax
Net Income				299.0			299.0
Change in Net Unrealized Gain on Securities			555.3				555.3
Change in Net Gain on Cash Flow Hedges			(14.3)				(14.3)
Change in Foreign Currency Translation Adjustment			20.7				20.7

Total Comprehensive Income							860.7

Common Stock Activity	0.1	21.1			(45.0)	0.7	(23.1)
Dividends to Stockholders				(107.3)			(107.3)

Balance at September 30, 2002	$24.3	$1,085.2	$673.0	$4,944.7	$(54.2)	$(2.8)	$6,670.2

Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2

Comprehensive Income, Net of Tax
Net Loss				(39.2)			(39.2)
Change in Net Unrealized Gain on Securities			450.9				450.9
Change in Net Gain on Cash Flow Hedges			92.3				92.3
Change in Foreign Currency Translation Adjustment			64.1				64.1

Total Comprehensive Income							568.1

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	557.7				(10.9)	552.2
Dividends to Stockholders				(75.8)			(75.8)

Balance at September 30, 2003	$29.8	$1,607.1	$1,384.7	$4,896.4	$(54.2)	$(13.5)	$7,850.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Nine Months Ended September 30
	2003	2002
	(in millions of dollars)
Cash Flows from Operating Activities

Net Income (Loss)	$(39.2)	$299.0
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(533.3)	(529.5)
Amortization and Depreciation	431.1	393.1
Net Realized Investment Loss	139.7	233.9
Insurance Reserves and Liabilities	1,687.5	843.3
Income Tax	(30.4)	104.9
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	(286.2)	—
Other	(511.0)	(160.8)

Net Cash Provided by Operating Activities	858.2	1,183.9

Cash Flows from Investing Activities
Proceeds from Sales of Long-term Investments	1,906.8	2,691.9
Proceeds from Maturities of Long-term Investments	2,271.4	1,036.5
Purchase of Long-term Investments	(5,261.8)	(4,708.1)
Net Purchases of Short-term Investments	(656.7)	(143.9)
Acquisition of Business	89.0	(2.8)
Other	(12.3)	65.8

Net Cash Used by Investing Activities	(1,663.6)	(1,060.6)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	5.6	5.8
Maturities and Benefit Payments from Policyholder Accounts	(17.8)	(12.2)
Net Short-term Debt and Commercial Paper Repayments	(235.0)	(398.3)
Issuance of Long-term Debt	575.0	400.0
Issuance of Common Stock	548.9	18.8
Dividends Paid to Stockholders	(75.8)	(107.3)
Treasury Stock Acquired	—	(45.0)
Other	(16.5)	3.1

Net Cash Provided (Used) by Financing Activities	784.4	(135.1)

Effect of Foreign Exchange Rate on Cash	0.8	0.7

Net Decrease in Cash and Bank Deposits	(20.2)	(11.1)

Cash and Bank Deposits at Beginning of Period	144.7	123.9

Cash and Bank Deposits at End of Period	$124.5	$112.8

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the reserve increase discussed in Note 3) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 – Changes in Accounting Principles

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivatives and hedging activities as required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 were to become effective during the third quarter of 2003. On October 29, 2003 the FASB indefinitely deferred the application of certain portions of SFAS 150, and as a result of this deferral, there was no impact on the Company’s financial position.

In January 2003, the FASB issued Interpretation No. 46 (Interpretation 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46 expands upon ARB No. 51, Consolidated Financial Statements, to address consolidation of variable interest entities for which the company does not have a majority voting interest. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either has (a) an insufficient amount of equity for the entity to carry on its principal operations without additional financial support from other parties, (b) a group of equity owners that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, or (c) equity that does not absorb the entity’s losses or receive the benefits of the entity. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Interpretation 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim reporting period ending after December 15, 2003. The Company is currently evaluating its interests in entities that may be considered variable interest entities. While the ultimate impact on the consolidated financial statements of adopting Interpretation 46 is still being reviewed, the Company anticipates consolidation of its investment in a collateralized bond obligation asset trust (CBO) in which the Company currently holds interests in several of the tranches and for which the Company acts as investment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 2 – Changes in Accounting Principles – Continued

manager of the underlying securities. The value of the underlying assets and liabilities of the CBO approximate $300.0 million of fixed maturity securities and a similar amount of long-term debt. In the event the Company is required to consolidate this entity and the value of the liabilities exceeds the assets, the difference at adoption will be reported as a cumulative effect of accounting principle change in the statement of operations. If the value of the assets exceeds the liabilities, the difference at adoption will be reported as a minority interest in the statement of financial condition. The Company also anticipates that the adoption of Interpretation 46 will result in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation would be the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the statement of financial condition and an increase of $300.0 million in long-term debt. The Company has not yet determined the full effect that adoption of Interpretation 46 will have on its financial position or results of operations.

In April 2003, the FASB released Statement 133 Implementation Issue No. B36 (Implementation Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments. Implementation Issue B36 requires the bifurcation of any embedded derivatives in modified coinsurance arrangements with the derivative elements’ changes in fair value recognized in current operating earnings during the period of change. The effective date of the guidance in Implementation Issue B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Although the Company has initiated an evaluation of the impact, the effect, if any, that adoption of Implementation Issue B36 will have on the Company’s financial position or results of operations has not yet been fully determined.

Note 3 – Liability for Unpaid Claims and Claim Adjustment Expenses

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

In April of 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. This analysis was initiated based on lower claim recovery rates observed during the first quarter of 2003. The claim recovery rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis of emerging claim recovery rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim recovery rates. Based on this analysis, during the first quarter of 2003 the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. This analysis indicated not only a decrease in overall claim recovery rates, but also a change in claim recovery rates by claim duration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 4 – Accounting for Stock-Based Compensation

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$108.7	$113.4	$(39.2)	$299.0
Stock-based Employee Compensation Expense Determined Under SFAS 123, net of tax	2.3	3.9	10.5	11.7

Pro Forma Net Income (Loss)	$106.4	$109.5	$(49.7)	$287.3

Net Income (Loss) Per Share:
Basic – as Reported	$0.37	$0.47	$(0.15)	$1.23
Basic – Pro Forma	$0.36	$0.45	$(0.18)	$1.19

Assuming Dilution – as Reported	$0.36	$0.47	$(0.15)	$1.23
Assuming Dilution – Pro Forma	$0.36	$0.45	$(0.18)	$1.18

Note 5 – Debt, Stockholders’ Equity, and Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	( in millions of dollars, except share data)
Numerator
Net Income (Loss)	$108.7	$113.4	$(39.2)	$299.0

Denominator (000s)
Weighted Average Common Shares – Basic	294,719.8	241,453.8	269,833.3	242,192.9
Dilutive Securities:
Purchase Contracts	2,480.5	—	—	—
Options and Other Dilutive Securities	1,507.0	822.8	—	1,193.1

Weighted Average Common Shares – Assuming Dilution	298,707.3	242,276.6	269,833.3	243,386.0

In computing net income (loss) per share assuming dilution, only potential common shares that are dilutive (those that reduce net income per share) are included. Potential common shares are not used when computing net income per share assuming dilution if the results would be antidilutive, such as when a net loss is reported or if options are out-of-the-money. In-the-money options to purchase approximately 1.6 million common shares for the nine month

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 5 – Debt, Stockholders’ Equity, and Earnings Per Common Share – Continued

period ended September 30, 2003, were not considered dilutive due to a net loss being reported for the period. Options out-of-the-money approximated 15.6 million and 16.6 million shares for the three and nine month periods ended September 30, 2003, respectively, and 15.6 million and 14.9 million shares for the three and nine month periods ended September 30, 2002, respectively.

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

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. The purchase contract element of the units contributes to the number of weighted average common shares, assuming dilution, when the average market price of the Company’s common stock is above the threshold appreciation price of $13.27 per share. Because the average market price of the Company’s common stock during the period was above this price, 2.5 million issuable shares were included in the computation of net income per common share assuming dilution for the three month period ended September 30, 2003. For the nine month period ended September 30, 2003, 0.8 million shares were not used in the calculation of earnings per share due to the anti-dilutive effect when a net loss is reported.

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 6 – Comprehensive Income

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	September 30 2003	December 31 2002
	(in millions of dollars)
Net Unrealized Gain on Securities	$1,351.0	$900.1
Net Gain on Cash Flow Hedges	176.2	83.9
Foreign Currency Translation Adjustment	2.5	(61.6)
Minimum Pension Liability Adjustment	(145.0)	(145.0)

Accumulated Other Comprehensive Income	$1,384.7	$777.4

The components of comprehensive income and the related deferred tax are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)
Net Income (Loss)	$108.7	$113.4	$(39.2)	$299.0

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(48.4)	630.5	587.5	624.2
Reclassification Adjustment for Net Realized
Investment Loss Included in Net Income (Loss)	25.1	63.8	139.7	233.9
Change in Net Gain on Cash Flow Hedges	90.4	3.4	142.0	(22.0)
Change in Foreign Currency Translation Adjustment	2.1	(9.1)	90.4	22.7

	69.2	688.6	959.6	858.8
Change in Deferred Tax	27.1	234.7	352.3	297.1

Other Comprehensive Income	42.1	453.9	607.3	561.7

Comprehensive Income	$150.8	$567.3	$568.1	$860.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 7 – Segment Information

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

Segment information for the three and nine month periods ended September 30, 2002 has been reclassified to conform to current year reporting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 7 – Segment Information – Continued

Selected data by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$634.5	$580.2	$1,875.4	$1,724.6
Group Short-term Income Protection	159.4	151.5	475.1	454.7
Individual Income Protection	438.7	429.3	1,309.5	1,272.7
Long-term Care	103.9	86.8	298.5	243.5

	1,336.5	1,247.8	3,958.5	3,695.5

Life and Accident
Group Life	386.3	364.6	1,145.7	1,085.4
Accidental Death & Dismemberment	54.5	53.1	165.2	161.3
Brokerage Voluntary Life and Other	50.0	41.9	149.1	122.5

	490.8	459.6	1,460.0	1,369.2

Colonial
Income Protection	116.6	110.4	347.0	325.7
Life	24.2	20.6	71.4	60.0
Other	33.2	29.9	97.9	88.0

	174.0	160.9	516.3	473.7

Other	8.9	13.9	26.6	34.8

	2,010.2	1,882.2	5,961.4	5,573.2

Net Investment Income and Other Income
Income Protection	549.8	501.3	1,581.5	1,450.0
Life and Accident	54.8	54.2	156.1	153.8
Colonial	23.3	22.1	66.9	62.5
Other	41.5	48.1	136.6	147.2
Corporate	8.7	6.0	23.1	29.4

	678.1	631.7	1,964.2	1,842.9

Operating Revenue (Excluding Net
Realized Investment Loss)
Income Protection	1,886.3	1,749.1	5,540.0	5,145.5
Life and Accident	545.6	513.8	1,616.1	1,523.0
Colonial	197.3	183.0	583.2	536.2
Other	50.4	62.0	163.2	182.0
Corporate	8.7	6.0	23.1	29.4

	2,688.3	2,513.9	7,925.6	7,416.1

Benefits and Expenses
Income Protection	1,764.5	1,583.4	5,662.2	4,655.4
Life and Accident	478.5	452.4	1,421.8	1,355.0
Colonial	158.8	148.6	474.1	434.9
Other	41.7	49.8	135.7	144.9
Corporate	55.8	40.6	169.6	133.0

	2,499.3	2,274.8	7,863.4	6,723.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 7 – Segment Information – Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)
Operating Income (Loss) Before Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change
Income Protection	$121.8	$165.7	$(122.2)	$490.1
Life and Accident	67.1	61.4	194.3	168.0
Colonial	38.5	34.4	109.1	101.3
Other	8.7	12.2	27.5	37.1
Corporate	(47.1)	(34.6)	(146.5)	(103.6)

	$189.0	$239.1	$62.2	$692.9

A reconciliation of total operating revenue and operating income by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)
Operating Revenue by Segment	$2,688.3	$2,513.9	$7,925.6	$7,416.1
Net Realized Investment Loss	(25.1)	(63.8)	(139.7)	(233.9)

Revenue	$2,663.2	$2,450.1	$7,785.9	$7,182.2

Operating Income Before Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change by Segment	$189.0	$239.1	$62.2	$692.9
Net Realized Investment Loss	(25.1)	(63.8)	(139.7)	(233.9)
Income Tax (Credit)	55.2	61.9	(38.3)	152.9
Cumulative Effect of Accounting Principle Change	—	—	—	(7.1)

Net Income (Loss)	$108.7	$113.4	$(39.2)	$299.0

Assets by segment are as follows:

	September 30 2003	December 31 2002
	(in millions of dollars)
Income Protection	$34,336.2	$31,410.1
Life and Accident	3,997.2	3,809.5
Colonial	1,989.2	1,834.4
Other	9,147.8	9,104.6
Corporate	(132.1)	(899.1)

Total	$49,338.3	$45,259.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 7 – Segment Information – Continued

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

Note 8 – Commitments and Contingent Liabilities

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Of the 48 general manager cases, 46 have been settled, one was arbitrated, and the one remaining case has been partially settled. UnumProvident and affiliates believe that they have strong defenses and plan to vigorously defend their position in the remaining cases. Management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer twenty-one putative class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring all of these cases to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. As indicated below, six additional actions were commenced in various federal district courts, after the transfer motion was filed, against some of the same defendants making allegations identical to some of the actions that are the subject of the transfer motion. The defendants have filed requests to include those later filed actions in the transfer order. As of yet, no final decision has been rendered regarding the transfer of these six actions.

Apart from certain discovery concerning document preservation issues in the Keir case and certain limited discovery on class certification issues in the Rombeiro case, no discovery has yet to take place in these actions. The Keir and Rombeiro cases are described below.

Shareholder Derivative Actions

On November 22, 2002, the case of Ferrari, Derivatively on Behalf of Nominal Defendant UnumProvident Corporation v. Armstrong, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. This is a shareholder’s derivative action brought for the benefit of nominal defendant UnumProvident Corporation against its Board of Directors and certain executive officers seeking to remedy alleged breaches of fiduciary duties and other violations of claims paying law. Plaintiff alleges the Individual Defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims by individuals. Further, plaintiff alleges as a result of their responsibility for and knowledge of UnumProvident’s policies and practices, the Individual Defendants knew that the Company was violating various state and federal laws, thus exposing the Company to liability and damages. Plaintiff alleges these acts violated their fiduciary duties of good faith and loyalty. The lawsuit was removed to the United States District Court for the Eastern District of Tennessee on December 27, 2002. Subsequently, two additional shareholder’s derivative actions have been filed in the United States District Court for the Eastern District of Tennessee – Lerner v. Armstrong, et al. and Friedman v. Chandler, et al. – alleging, among other things, breach of fiduciary duties involving aspects of claims handling and financial reporting. The defendants have not yet answered or otherwise responded to these complaints. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

On March 5, 2003, a shareholder’s derivative action, Levy, Derivatively on Behalf of UnumProvident Corporation v. Chandler, et al., was filed in the State of Tennessee Chancery Court of Hamilton County against the Board of Directors, certain former directors, and certain executive officers alleging breaches of fiduciary duties in connection with misrepresenting financial results from May 2001 to the present through failure to pay certain claims for insureds and failure to record impaired investment assets on a timely basis in order to inflate the price of the Company’s stock. The complaint also alleges abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On March 11, 2003, a substantially similar shareholder’s derivative action, Patterson, Derivatively on Behalf of UnumProvident Corporation v. Chandler, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation. Both cases were removed to the United States District Court for the Eastern District of Tennessee; the Levy case was removed on April 2, 2003, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

the Patterson case was removed on April 4, 2003. The plaintiffs in each of these actions filed motions to remand the actions to Tennessee state court. The United States District Court denied the motions to remand in an order dated October 17, 2003. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

Federal Securities Law Class Actions

On February 12, 2003, an alleged securities class action suit entitled Knisley v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Tennessee. The plaintiffs in this case seek to represent purchasers of UnumProvident Corporation publicly traded securities between May 7, 2001 and February 4, 2003. Further, the plaintiffs allege that the Company caused its shares to trade at artificially high levels by, among other things, issuing misleading financial statements, improperly accounting for impaired investments, and pursuing certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Four additional alleged securities class action lawsuits have been filed in the United States District Court for the Eastern District of Tennessee alleging similar causes of action. On February 27, 2003, a sixth complaint entitled Martin v. UnumProvident Corporation, et al., was filed in the United States District Court for the Southern District of New York alleging similar claims. On April 6, 2003, the Martin action was transferred to the Eastern District of Tennessee by agreement of the parties. On May 21, 2003, the district court entered an order consolidating the five actions filed in Tennessee. The defendants have not yet answered or otherwise responded to these complaints. The Company strongly denies the allegations in these complaints and will vigorously defend the litigation.

On May 7, 2003, Azzolini v. CorTs Trust II for Provident Financial Trust, et al., was filed in the Southern District of New York. This is a securities fraud class action brought by the plaintiff on behalf of himself and a purported Class consisting of all persons who purchased UnumProvident Corporate-Backed Trust Securities (CorTs) certificates pursuant to an initial public offering on or about April 18, 2001 through March 24, 2003. Plaintiff seeks to recover damages caused by UnumProvident’s alleged violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff asserts that UnumProvident issued and/or failed to correct false and misleading financial statements and press releases concerning the Company’s publicly reported revenues and earnings directed to the investing public. Three additional actions alleging similar claims and purporting to be class actions were filed, two in the Southern District of New York, Strahle v. CorTs Trust II for Provident Financing Trust I, et al., and Finke v. CorTs Trust II for Provident Financing Trust I, et al., (filed on March 23, 2003 and May 15, 2003, respectively), and the third in the Eastern District of New York, Bernstein V. CorTs for Provident Financing Trust I et al. (filed on July 7, 2003). On July 8, 2003, a motion was filed to consolidate the three actions pending in the Southern District of New York and appoint a lead plaintiff.

The defendants have not yet answered or otherwise responded to these complaints. The Company denies the allegations and will vigorously defend against the allegations raised by the complaints.

Policyholder and Plan Beneficiary Class Actions

On July 15, 2002, the case of Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of Sonoma County, California. It was subsequently removed to the United States District Court for the Northern District of California. On January 21, 2003, a First Amended Complaint was filed, purporting to be a class action. This complaint alleges that plaintiff individually was wrongfully denied disability benefits under a group long-term disability plan and alleges breach of state law fiduciary duties on behalf of himself and others covered by similar plans whose disability benefits have been denied or terminated after a claim was made. The complaint seeks, among other things, injunctive and declaratory relief and payment of benefits. On

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

April 30, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the complaint. On May 14, 2003, the plaintiff filed a Second Amended Complaint seeking injunctive relief on behalf of a putative nationwide class of long-term disability insurance policyholders. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On November 4, 2002, the case of Keir, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the Southern District of New York. This case purports to be a class action. The plaintiffs in Keir are seeking representative status of a class of group long-term disability participants insured under ERISA plans whose claims were denied or terminated on or after June 30, 1999. The amended complaint alleges that these claimants had their claims improperly challenged and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to these participants in ERISA plans in which the Company is the claims adjudicator. The Company maintains that the allegations are false and that the claims, as framed, are not permissible under ERISA’s carefully structured avenues of relief. On April 29, 2003, the court denied the defendants’ motion to dismiss the complaint. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On February 11, 2003, the case of Harris, et al. v. UnumProvident Corporation, et al., was filed in the Circuit Court of St. Clair County, Illinois. This case purports to be a class action. The complaint alleges that individuals were wrongfully denied benefits and alleges causes of action under breach of contract, breach of the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud Act, common law fraud, intentional misrepresentation, and breach of fiduciary duty on behalf of a putative class of policyholders. Alternatively, the complaint alleges violations of ERISA. The complaint seeks injunctive and declaratory relief as well as restitution and punitive damages. On April 4, 2003, the case was removed to the United States District Court for the Southern District of Illinois. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On February 25, 2003, the case of Davis, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The complaint seeks reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, and treble damages under RICO. The defendants have not yet answered or otherwise responded to these complaints. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On April 30, 2003, the case of Taylor v. UnumProvident Corporation, et al., was filed in the Circuit Court for Shelby County, Tennessee in the Thirteenth Judicial District at Memphis. The plaintiff seeks to represent all individuals who were insured by long-term disability policies issued by subsidiaries of UnumProvident and who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a UnumProvident subsidiary after January 1, 1995. Plaintiff alleges that UnumProvident Corporation and its subsidiaries employed various unfair claim practices in assessing entitlement to benefits by class members during this period and, as a result, wrongfully denied legitimate claims. The plaintiff and the class seek contractual, equitable, and injunctive relief. On June 9, 2003, the defendants removed this action to the United States District Court for the Western District of Tennessee. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

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

On April 29, 2003, the case of Gee v. UnumProvident Corporation, et al., was filed in the U.S. District Court for the Eastern District of Tennessee. The plaintiff seeks to represent former employees of UnumProvident and certain of its subsidiaries from the period May 7, 2001 to present. Plaintiff alleges that UnumProvident Corporation, several Officers, its Directors, and several fiduciaries of UnumProvident’s 401(k) Retirement Plan (Plan) violated the fiduciary provisions of ERISA by making direct and indirect communications to Plan participants that included material misrepresentations and omissions regarding investment in the Company’s stock. Further, the plaintiff alleges the defendants failed to take any action to protect participants from losses sustained from investment in the Plan’s UnumProvident Stock Fund and are liable to make good the losses. Similar allegations are raised in Scanlon v. UnumProvident Corporation, et al., filed May 16, 2003, in the Eastern District of Tennessee. The defendants have not yet answered or otherwise responded to these complaints. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation.

On September 17, 2003, the case of Rudrud, et al. v. UnumProvident Corporation et al., was filed in the United States District Court for the District of Massachusetts. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and Massachusetts state law. The complaint seeks payment of benefits, reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, restitution and damages, and treble damages under RICO. The defendants have not yet answered or otherwise responded to this complaint. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

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

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

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

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ciemo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company has filed a notice of appeal to the Ninth Circuit Court of Appeals.

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

On December 26, 2002, the case of Impress Communications Inc. and Jeff Chiarella v. UnumProvident Corporation, et al. (Impress), was filed in Los Angeles Superior Court as a purported class action. The plaintiffs in Impress seek representative status of all California policyholders of each of the insurance subsidiaries of the Company who have never filed a claim with the Company and who allegedly were misled into purchasing coverage with the Company without full disclosure of the Company’s alleged improper claim paying practices. The complaint was removed to the United States District Court for the Central District of California on February 7, 2003. Plaintiffs filed a motion to remand the case to state court, but that motion was denied on April 22, 2003. Subsequently, the Company filed a motion to dismiss the case on the basis that the plaintiff lacked standing under both ERISA and RICO. On October 24, 2003, the court granted the Company’s motion and dismissed the case with prejudice.

Other Litigation

On July 11, 2003, the case of Chandler v. UnumProvident Corporation was filed in Chancery Court of Hamilton County, Tennessee. The plaintiff, J. Harold Chandler, former CEO of UnumProvident, alleges that his Employment Agreement was breached in connection with his termination and the improper calculation of his severance and retirement benefits. The Company disagrees with these allegations and will vigorously defend its position.

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

September 30, 2003

Note 8 – Commitments and Contingent Liabilities – Continued

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

Independent Accountants’ Review Report

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the condensed statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

November 5, 2003

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

Private placement fixed maturity securities with a fair value of approximately $3.8 billion, or 12.5 percent of total fixed maturity securities at September 30, 2003, do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of September 30, 2003, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 2.83 percent for five-year maturities to 4.88 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.95 percent to 1.63 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the September 30, 2003 net unrealized gain in the fixed maturity securities portfolio by approximately $2.6 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue
Premium Income	$2,010.2	6.8%	$1,882.2	$5,961.4	7.0%	$5,573.2
Net Investment Income	572.5	7.5	532.7	1,659.8	7.2	1,547.7
Other Income	105.6	6.7	99.0	304.4	3.1	295.2

	2,688.3	6.9	2,513.9	7,925.6	6.9	7,416.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,833.0	9.4	1,676.1	5,886.6	19.8	4,912.4
Commissions	219.8	3.6	212.2	678.5	5.1	645.7
Interest and Debt Expense	50.0	16.6	42.9	137.4	14.5	120.0
Deferral of Policy Acquisition Costs	(170.6)	(1.6)	(173.4)	(533.3)	0.7	(529.5)
Amortization of Deferred Policy Acquisition Costs	119.3	13.6	105.0	356.5	11.9	318.6
Amortization of Value of Business Acquired	10.5	(5.4)	11.1	32.8	0.9	32.5
Operating Expenses	437.3	9.1	400.9	1,304.9	6.7	1,223.5

	2,499.3	9.9	2,274.8	7,863.4	17.0	6,723.2

Operating Income (Loss) Before Income Tax, Net Realized Investment Loss, and Cumulative Effect of Accounting Principle Change	189.0	(21.0)	239.1	62.2	(91.0)	692.9
Income Tax	64.3	(23.5)	84.1	10.5	(95.5)	234.1

Operating Income Before Net Realized Investment Loss and Cumulative Effect of Accounting Principle Change	124.7	(19.5)	155.0	51.7	(88.7)	458.8
Net Realized Investment Loss	(25.1)	(60.7)	(63.8)	(139.7)	(40.3)	(233.9)
Tax Credit on Net Realized Investment Loss	9.1	(59.0)	22.2	48.8	(39.9)	81.2
Cumulative Effect of Accounting Principle Change, Net of Tax	—	—	—	—	N.M.	(7.1)

Net Income (Loss)	$108.7	(4.1)	$113.4	$(39.2)	(113.1)	$299.0

N.M. = not a meaningful percentage

The following table presents a reconciliation of each of the non-GAAP financial measures set forth in the preceding table to the most directly comparable GAAP financial measure.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue	$2,688.3	6.9%	$2,513.9	$7,925.6	6.9%	$7,416.1
Net Realized Investment Loss	(25.1)		(63.8)	(139.7)		(233.9)

Revenue	$2,663.2	8.7	$2,450.1	$7,785.9	8.4	$7,182.2

Operating Income Before Income Tax, Net Realized InvestmentLoss, and Cumulative Effect of Accounting Principle Change	$189.0	(21.0)	$239.1	$62.2	(91.0)	$692.9
Net Realized Investment Loss	(25.1)		(63.8)	(139.7)		(233.9)

Income (Loss) Before Income Tax and Cumulative Effect of Accounting Principle Change	$163.9	(6.5)	$175.3	$(77.5)	(116.9)	$459.0

Operating Income Before Net Realized Investment Loss and Cumulative Effect of Accounting Principle Change	$124.7	(19.5)	$155.0	$51.7	(88.7)	$458.8
Net Realized Investment Loss	(25.1)		(63.8)	(139.7)		(233.9)
Tax Credit on Net Realized Investment Loss	9.1		22.2	48.8		81.2

Income (Loss) Before Cumulative Effect of Accounting Principle Change	$108.7	(4.1)	$113.4	$(39.2)	(112.8)	$306.1

During the third quarter of 2003, the Company announced that it had entered into an agreement with the Swiss Life Group to acquire its United Kingdom group income protection business and the renewal rights for the group life and group critical illness business. The transaction is under review by United Kingdom regulators and is subject to their approval. The Company is currently reviewing its available options.

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

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
Income Protection Segment	2003	% Change	2002	2003	% Change	2002
Group Long-term Income Protection
Fully Insured	$55.2	(11.7)%	$62.5	$233.8	7.2%	$218.1
ASO Premium Equivalent	8.9	122.5	4.0	20.2	(31.3)	29.4

	64.1	(3.6)	66.5	254.0	2.6	247.5

Group Short-term Income Protection
Fully Insured	14.4	9.9	13.1	67.8	(11.5)	76.6
ASO Premium Equivalent	11.5	(28.1)	16.0	51.9	1.8	51.0

	25.9	(11.0)	29.1	119.7	(6.2)	127.6

Individual Income Protection	36.9	(11.9)	41.9	115.5	(3.8)	120.0

Long-term Care
Group Long-term Care	5.0	—	5.0	15.2	(0.7)	15.3
Individual Long-term Care	9.7	(41.6)	16.6	36.0	(18.9)	44.4

	14.7	(31.9)	21.6	51.2	(14.2)	59.7

Income Protection Segment	141.6	(11.0)	159.1	540.4	(2.6)	554.8

Life and Accident Segment
Group Life	33.4	(17.3)	40.4	162.8	11.9	145.5
Accidental Death & Dismemberment	3.5	(27.1)	4.8	15.8	(31.9)	23.2
Brokerage Voluntary Life and Other	11.9	6.3	11.2	61.1	38.9	44.0

Life and Accident Segment	48.8	(13.5)	56.4	239.7	12.7	212.7

Colonial Segment	61.8	7.5	57.5	187.0	8.0	173.1

Consolidated	$252.2	(7.6)	$273.0	$967.1	2.8	$940.6

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

Income Protection Segment Operating Result

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue
Premium Income
Group Long-term Income Protection	$634.5	9.4%	$580.2	$1,875.4	8.7%	$1,724.6
Group Short-term Income Protection	159.4	5.2	151.5	475.1	4.5	454.7
Individual Income Protection – Recently Issued	176.6	12.8	156.6	518.4	16.1	446.7
Individual Income Protection – Closed Block	262.1	(3.9)	272.7	791.1	(4.2)	826.0
Long-term Care	103.9	19.7	86.8	298.5	22.6	243.5

Total Premium Income	1,336.5	7.1	1,247.8	3,958.5	7.1	3,695.5
Net Investment Income	458.1	7.9	424.5	1,328.6	8.9	1,219.5
Other Income	91.7	19.4	76.8	252.9	9.7	230.5

	1,886.3	7.8	1,749.1	5,540.0	7.7	5,145.5

Benefits and Expenses
Benefits and Change in Reserves for
Future Benefits	1,322.9	12.5	1,175.7	4,355.6	26.6	3,441.8
Commissions	131.4	(3.3)	135.9	408.9	(0.2)	409.6
Deferral of Policy Acquisition Costs	(89.0)	(11.2)	(100.2)	(286.4)	(5.3)	(302.3)
Amortization of Deferred Policy
Acquisition Costs	63.8	12.9	56.5	187.0	11.8	167.2
Amortization of Value of
Business Acquired	10.4	(1.9)	10.6	31.2	—	31.2
Operating Expenses	325.0	6.6	304.9	965.9	6.4	907.9

	1,764.5	11.4	1,583.4	5,662.2	21.6	4,655.4

Operating Income (Loss) Before Income Tax
and Net Realized Investment Loss	$121.8	(26.5)	$165.7	$(122.2)	(124.9)	$490.1

The Income Protection segment includes group long-term and short-term income protection insurance, individual income protection insurance, group and individual long-term care, and disability management services.

Sales

Group long-term income protection sales on a fully insured basis decreased 11.7 percent during the third quarter of 2003 compared to the third quarter of 2002. The sales decrease occurred primarily in the small and mid-size market segments. Third quarter 2003 sales on an administrative services only (ASO) premium equivalent basis increased for group long-term income protection relative to the prior year third quarter. Group short-term income protection sales for fully insured business increased 9.9 percent while the ASO business decreased 28.1 percent in the third quarter of 2003 compared to the third quarter of 2002. The comparative decline for the third quarter of 2003 versus 2002 in short-term income protection ASO sales was primarily due to a large case sold in the third quarter of 2002. ASO premium equivalents generally equal an amount which would have been received had the business been written as fully insured rather than ASO. The amount actually received and reported as income equals the ASO fee only, which approximates on average 12.5 percent of a comparably priced fully insured premium.

Group long-term income protection sales on a fully insured basis increased 7.2 percent during the first nine months of 2003 compared to the same period of 2002. Sales on an ASO premium equivalent basis declined for group long-term income protection relative to the prior year first nine months. Group short-term income protection sales for fully insured business were down 11.5 percent in the first nine months of 2003 compared to the comparable period of 2002, while ASO sales increased by 1.8 percent.

Sales for individual income protection decreased 11.9 percent in the third quarter of 2003 relative to the prior year third quarter. Sales increased in the Company’s brokerage voluntary income protection line of business, offset by declines in the Company’s United Kingdom operations and in the Company’s U.S. operations for non-voluntary income protection. The sales decline occurred primarily in the U.S. individual sales market rather than in the multi-life market. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 82 percent of third quarter 2003 sales, 76 percent of nine months 2003 sales, and 73 percent for full year 2002 sales. For the first nine months of 2003, total sales for individual income protection declined 3.8 percent compared with the first nine months of 2002, with declines in the Company’s U.S. operations offset by increases in the Company’s brokerage voluntary income protection line of business and United Kingdom operations.

Sales for long-term care decreased 31.9 percent over the prior year third quarter, with a decrease of 41.6 percent in individual long-term care. For the first nine months of 2003, sales decreased 18.9 percent for individual long-term care and 0.7 percent for group long-term care relative to the first nine months of 2002.

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

Persistency during the first nine months of 2003 for the overall block of group long-term income protection on average improved from that experienced for the first nine months and full year 2002. Persistency for fully insured short-term income protection improved, on average, over the prior year first nine months and full year 2002. Persistency for short-term income protection ASO business declined relative to the first nine months of 2002 and full year 2002. During the third quarter and first nine months of 2002, persistency for group long-term and short-term income protection was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of deferred policy acquisition costs of $7.7 million and $13.0 million for the third quarter and nine months of 2002 for group income protection. There was no additional amortization of deferred policy acquisition costs in 2003. Since the Company’s actual persistency experienced in recent years was lower than that expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and 2003 to reflect its current estimate of persistency. This accelerates the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency. The persistency of individual income protection and long-term care continues to be within expected levels.

The Company’s renewal programs have generally been successful at retaining group income protection business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will continue to emerge. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This disciplined approach may lead to lower persistency or lower profit margins on affected renewal cases than originally planned.

Group Income Protection Operating Results

Group income protection reported operating revenue of $999.3 million for the third quarter of 2003 compared to $906.7 million for the same period of 2002. For the first nine months, operating revenue was $2,934.6 million for 2003 and $2,687.3 million for 2002. Group income protection reported operating income of $42.7 million in the third quarter of 2003 and $85.4 million in the third quarter of 2002. Group income protection reported an operating loss of $332.7 million for the first nine months of 2003 compared to operating income of $257.4 million for the same period of 2002. As previously discussed, included in the first quarter of 2003 was a $454.0 million increase in the Company’s group long-term income protection reserves.

Third quarter 2003 operating revenue for group income protection improved due to increases in both premium income and net investment income. The $62.2 million growth in premium income in the third quarter of 2003 compared to the prior year third quarter is due to new sales growth in 2002 and favorable renewal activity and improved persistency on the existing block of business. Also contributing to premium growth was the first quarter of 2003 acquisition of the United Kingdom group income protection business of Sun Life Financial of Canada, as previously discussed. Net investment income grew $23.4 million in the third quarter of 2003 relative to the prior year third quarter, primarily due to the growth in invested assets supporting this line of business. Included in other income are ASO fees of $13.2 million and $8.6 million for the third quarter of 2003 and 2002, respectively, and $34.9 million and $24.9 million for the first nine months of 2003 and 2002, respectively.

Persistency during the first nine months of 2003 on the overall block of group income protection improved over the prior year, with group long-term income protection persistency at 86.6 percent compared to 85.5 percent for the first nine months of 2002 and 85.8 percent for the full year 2002. Group short-term income protection persistency for fully insured business was 84.7 percent for the first nine months of 2003 compared to 81.0 percent in the first nine months of 2002 and 81.5 percent for the full year 2002.

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

The benefit ratio for group income protection increased to 92.1 percent in the third quarter of 2003 from 83.9 percent in the third quarter of 2002. For the first nine months, the benefit ratio for group income protection was 110.8 percent in 2003 and 83.5 percent in 2002. Excluding the impact of the first quarter of 2003 reserve strengthening for group long-term income protection, the benefit ratio was 91.5 percent for the first nine months of 2003 compared to 83.5 percent for the same period of 2002. Group income protection experienced an increase in its operating expense ratio for the third quarter of 2003 relative to the prior year third quarter; however, on a premium equivalent basis it was slightly lower. There was no additional amortization of deferred policy acquisition costs related to persistency for the third quarter or first nine months of 2003, but expected amortization, as determined when the costs were initially capitalized, continues to increase year over year due to the continued growth in the deferred policy acquisition cost asset balance related to new sales growth in the block of business and the acceleration of expected amortization for costs capitalized in 2002 and subsequent years. For the third quarter and first nine months of 2002, the additional amortization related to persistency was $7.7 million and $13.0 million, respectively.

The 2003 third quarter increase in the benefit ratio for group income protection relative to the third quarter of 2002 was driven by increases in the benefit ratio for long-term income protection. Submitted and paid claim incidence for group long-term income protection both increased from the third quarter of 2002 as well as the second quarter of 2003. The increase in incidence relative to 2002 continues to be driven in part by economic trends, including lower consumer confidence. The claim recovery rate for group long-term income protection in the third quarter of 2003 was lower than the third quarter of 2002 but higher than the second quarter of 2003 and fourth quarter of 2002. It continues to be lower than the rate for full year 2002, 2001, and 2000. Also contributing to the increase in the benefit ratio for group long-term income protection was the lower claim reserve discount rate used for new claims occurring in 2003, which resulted in the establishment of higher claim reserves during the third quarter of 2003. Payments to settle group long-term income protection claims in litigation increased in the third quarter of 2003 compared to the prior year third quarter. The number of new lawsuits filed increased over the prior year third quarter but decreased compared to the second quarter of 2003.

For short-term income protection, the 2003 third quarter benefit ratio was slightly lower than the third quarter of 2002 and second quarter of 2003. Paid claim incidence in the third quarter of 2003 was higher than the third quarter of 2002, but improved compared with the second quarter of 2003. The average weekly indemnity increased slightly relative to the second quarter of 2003 and was also higher than the third quarter of 2002. The average claim duration for closed short-term income protection claims was higher than the second quarter of 2003 and third quarter of 2002.

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

Individual Income Protection-Recently Issued Operating Results

Operating revenue was $215.3 million for the third quarter of 2003 compared to $192.1 million in the comparable period of 2002. Premium income increased to $176.6 million in the third quarter of 2003 compared to $156.6 million in the prior year third quarter, and net investment income increased 9.1 percent. Operating income in this block was $45.1 million in the third quarter of 2003 compared to $48.9 million in the third quarter of 2002. For the first nine months of 2003, operating revenue and operating income were $636.3 million and $130.3 million, respectively, compared to $544.3 million and $137.7 million in operating revenue and operating income, respectively, for the first nine months of 2002.

The interest adjusted loss ratio was 45.4 percent and 46.5 percent for the third quarter of 2003 and 2002, respectively. Contributing to the decrease in the interest adjusted loss ratio was an increase in claim recovery rates offset some by higher submitted incidence and a lower claim reserve discount rate on new claim incurrals. Claim recovery rates were higher in the third quarter of 2003 relative to the second quarter of 2003 and the prior year third quarter. The submitted claim incidence rate was higher for the third quarter of 2003 relative to the second quarter of 2003 and the third quarter of 2002. Paid claim incidence was higher for the third quarter of 2003 relative to the prior year third quarter but decreased slightly from the second quarter of 2003. Individual income protection-recently issued operating expense and commission ratios increased slightly in the third quarter of 2003 compared with prior year third quarter.

Individual Income Protection-Closed Block Operating Results

Operating revenue was $500.3 million for the third quarter of 2003 compared to $505.5 million in the comparable period of 2002 due primarily to a $10.6 million decline in premium income. Operating income in this block was $19.2 million in the third quarter of 2003 compared to $19.1 million in the third quarter of 2002. For the first nine months of 2003, operating revenue and operating income were $1,481.4 million and $40.3 million, respectively, compared to $1,497.8 million and $64.6 million in operating revenue and operating income, respectively, for the first nine months of 2002.

The interest adjusted loss ratio was 85.0 percent for the third quarter of 2003 and 80.9 percent for the prior year third quarter. The increase in the interest adjusted loss ratio was driven by higher claim payments on the existing inventory of open claims as well as the lower claim discount reserve rate for claims incurred in 2003, offset somewhat by an increase in the net claim recovery rate. The submitted claim incidence rate for the third quarter of 2003 increased relative to the second quarter of 2003 and the prior year third quarter. The paid claim incidence rate for the third quarter of 2003 was lower compared with the prior year third quarter, but remained constant with the second quarter of 2003. Payments during the third quarter of 2003 to settle claims in litigation decreased as compared to the third quarter of 2002 and the second quarter of 2003. The number of new lawsuits filed in the third quarter of 2003 decreased relative to the prior year third quarter and the second quarter of 2003. The combined commission and operating expense ratio in the third quarter of 2003 remained level with the ratio in the prior year third quarter, but was lower from the second quarter of 2003 ratio.

The individual income protection closed block generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1998. The Company continues to review internal and external alternatives, including reinsurance, for improving the results in its closed block of individual income protection business.

Long-term Care Operating Results

Operating revenue for long-term care was $127.6 million in the third quarter of 2003 and $101.4 million in the comparable prior year quarter. Operating income for long-term care was $10.5 million and $7.8 million in the third quarter of 2003 and 2002, respectively. The improvement in operating income resulted primarily from an increase in premium income and lower commissions and operating expenses. For the first nine months, operating revenue was $357.9 million in 2003 and $285.5 million in 2002, with the growth mainly attributable to an increase in premium income. Operating income was $26.9 million and $17.1 million for the first nine months of 2003 and 2002, respectively.

Submitted claim incidence for long-term care in the third quarter of 2003 was higher than the second quarter of 2003, but lower than the third quarter of 2002. Paid incidence in the third quarter of 2003 decreased relative to the second quarter of 2003 and the third quarter of 2002. The claim recovery rate was lower than the second quarter of 2003 and the third quarter of 2002, primarily due to a decrease in the death rate.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $43.8 million for the third quarter of 2003 compared to $43.4 million in the third quarter of 2002. Operating income was $4.3 million for the third quarter of 2003 compared to $4.5 million in the prior year third quarter. For the first nine months of 2003, operating revenue and operating income were $129.8 million and $13.0 million, respectively, compared to $130.6 million in operating revenue and $13.3 million in operating income for the comparable period of 2002.

Life and Accident Segment

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue
Premium Income
Group Life	$386.3	6.0%	$364.6	$1,145.7	5.6%	$1,085.4
Accidental Death & Dismemberment	54.5	2.6	53.1	165.2	2.4	161.3
Brokerage Voluntary Life and Other	50.0	19.3	41.9	149.1	21.7	122.5

Total Premium Income	490.8	6.8	459.6	1,460.0	6.6	1,369.2
Net Investment Income	50.9	3.2	49.3	145.4	1.0	144.0
Other Income	3.9	(20.4)	4.9	10.7	9.2	9.8

	545.6	6.2	513.8	1,616.1	6.1	1,523.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	376.4	3.1	365.2	1,122.5	3.9	1,080.4
Commissions	44.9	15.1	39.0	136.8	9.1	125.4
Deferral of Policy Acquisition Costs	(40.5)	13.4	(35.7)	(121.5)	4.7	(116.0)
Amortization of Deferred Policy Acquisition Costs	26.6	26.1	21.1	81.0	16.4	69.6
Amortization of Value of Business Acquired	0.5	N.M.	0.1	1.3	N.M.	0.2
Operating Expenses	70.6	12.6	62.7	201.7	3.2	195.4

	478.5	5.8	452.4	1,421.8	4.9	1,355.0

Operating Income Before Income Tax and Net Realized Investment Loss	$67.1	9.3	$61.4	$194.3	15.7	$168.0

N.M. = not a meaningful percentage

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Sales

Sales for group life decreased 17.3 percent over the third quarter of 2002 due to a decrease in sales in the Company’s U.S. operations partially offset by an increase in the United Kingdom operations. For the first nine months, sales in 2003 for group life increased 11.9 percent over 2002. Brokerage voluntary life and other sales in 2003 increased 6.3 percent over the comparable prior year third quarter and 38.9 percent year-to-date. It is expected that brokerage voluntary life and other will continue to report sales growth year over year.

Group Life and Accidental Death and Dismemberment Operating Results

Group life and accidental death and dismemberment reported third quarter 2003 operating revenue of $480.2 million, a 4.9 percent increase over the comparable period of 2002, due to an increase in premium income. Operating income was $55.3 million and $53.3 million in the third quarter of 2003 and 2002, respectively. For the first nine months of the year, operating revenue was $1,426.1 million in 2003 and $1,362.6 million in 2002, and operating income was $165.2 million and $147.5 million for 2003 and 2002, respectively.

Premium growth in the third quarter of 2003 relative to the prior year third quarter was attributable to favorable renewal results, sales results in prior periods, and stable persistency. Persistency for group life was 83.3 percent for the first nine months of 2003 compared to 83.7 percent for the first nine months of 2002 and 83.9 percent for full year 2002. For accidental death and dismemberment, persistency was 85.1 percent and 82.9 percent for the first nine months of 2003 and 2002, respectively, and 82.4 percent for full year 2002. The amortization of deferred policy acquisition costs for the third quarter and first nine months of 2002 includes $1.0 million and $9.2 million, respectively, of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. There was no additional amortization of deferred policy acquisition costs in 2003. As previously discussed in the operating segment results for group income protection and as also applicable to group life and accidental death and dismemberment, the Company has accelerated the amortization of costs pertaining to certain of its lines of business into the early life of the policy by using lower premium persistency assumptions in determining its “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

Group life and accidental death and dismemberment reported a $2.0 million increase in operating income for the third quarter of 2003 compared to the prior year third quarter. The increase was partially attributable to a decrease in the benefit ratio for accidental death and dismemberment in the third quarter of 2003 relative to the third quarter of 2002. The third quarter 2003 benefit ratio for group life was lower than the second quarter of 2003, but slightly higher relative to the third quarter of last year. Group life and accidental death and dismemberment reported a higher commission ratio and operating expense ratio for the third quarter of 2003 relative to the prior year third quarter.

Submitted and paid claim incidence for group life were both lower than the second quarter of 2003 as well as the third quarter of 2002. The average paid claim size for group life increased from the third quarter of 2002. The incidence rate for group life waiver of premium coverage that results from a policyholder’s disability also increased over the second quarter of 2003 and prior year third quarter. Group life waiver recovery rates for the third quarter of 2003 decreased from the levels in the second quarter of 2003 and third quarter of 2002. Both submitted and paid incidence for accidental death and dismemberment decreased in the third quarter of 2003 relative to the second quarter of 2003 and the prior year third quarter.

The Company follows strict underwriting guidelines and implements pricing changes and other case specific remedial plans for under-performing business to improve profitability in group life. These actions may contribute to a lower rate of sales growth or higher level of terminations for this business.

Brokerage Voluntary Life and Other Operating Results

Operating revenue in the brokerage voluntary life and other line increased to $65.4 million in the third quarter of 2003 from $56.2 million in the third quarter of 2002 primarily due to an increase in premium income. The increase was attributable to prior year new sales and favorable persistency. For the first nine months of 2003 and 2002, operating revenue was $190.0 million and $160.4 million, respectively.

Operating income for the third quarter of 2003 was $11.8 million compared to $8.1 million in the same period last year. For the first nine months of the year, operating income was $29.1 million in 2003 and $20.5 million in 2002. Brokerage voluntary life and other reported increases in the operating expense and commission ratios relative to the third quarter of 2002.

The benefit ratio for the life line of business decreased from the second quarter of 2003 as well as the third quarter of 2002, primarily due to favorable mortality for the third quarter of 2003 compared to the same period last year. The benefit ratio for the other line, primarily cancer and critical illness insurance, decreased relative to the third quarter of 2002 but was higher than the second quarter of 2003.

Colonial Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue
Premium Income
Income Protection	$116.6	5.6%	$110.4	$347.0	6.5%	$325.7
Life	24.2	17.5	20.6	71.4	19.0	60.0
Other	33.2	11.0	29.9	97.9	11.3	88.0

Total Premium Income	174.0	8.1	160.9	516.3	9.0	473.7
Net Investment Income	22.9	10.6	20.7	64.8	9.5	59.2
Other Income	0.4	(71.4)	1.4	2.1	(36.4)	3.3

	197.3	7.8	183.0	583.2	8.8	536.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	98.0	7.0	91.6	291.7	10.1	265.0
Commissions	42.1	15.7	36.4	123.7	15.1	107.5
Deferral of Policy Acquisition Costs	(41.2)	9.9	(37.5)	(125.5)	13.0	(111.1)
Amortization of Deferred Policy Acquisition Costs	28.9	5.9	27.3	88.5	8.3	81.7
Amortization of Value of Business Acquired	(0.4)	N.M.	0.4	0.3	(72.7)	1.1
Operating Expenses	31.4	3.3	30.4	95.4	5.2	90.7

	158.8	6.9	148.6	474.1	9.0	434.9

Operating Income Before Income Tax and Net Realized Investment Loss	$38.5	11.9	$34.4	$109.1	7.7	$101.3

N.M. = not a meaningful percentage

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force.

Sales

Sales for the Colonial segment in the third quarter of 2003 increased 7.5 percent over the third quarter of 2002. The year-to-date sales increase in 2003 relative to 2002 is primarily attributable to 13.7 percent growth in the life product line and 10.9 percent in income protection.

Operating Results

Operating revenue in the Colonial segment increased to $197.3 million in the third quarter of 2003 from $183.0 million in 2002 primarily due to an increase in premium income in all product lines. The increase was attributable to prior year new sales and overall favorable persistency.

Operating income for the third quarter of 2003 was $38.5 million, up from $34.4 million reported for the same period last year. The overall benefit ratio for this segment was slightly lower than the third quarter of 2002 as well as the second quarter of 2003. The life and other product lines each reported decreases in the benefit ratio for the third quarter of 2003 compared to the prior year third quarter, although the income protection benefit ratio for the third quarter of 2003 increased from the second quarter of 2003. This segment reported an increase in the commission ratio relative to the third quarter of 2002, but the operating expense ratio declined.

The individual short-term income protection line reported a decrease in claim incidence for the third quarter of 2003 compared with the prior year third quarter while the average claim duration for closed claims was above the prior year third quarter. The average indemnity for individual short-term income protection was higher than the third quarter of 2002, but decreased slightly from the second quarter of 2003. For accident and sickness, the claim incidence rate decreased in the third quarter of 2003 relative to the third quarter of 2002. In the life product line, average paid claims decreased in the third quarter of 2003 compared to the same period last year. The third quarter of 2003 incidence rate for the cancer product decreased from the prior year third quarter.

Other Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	% Change	2002	2003	% Change	2002
Operating Revenue
Premium Income	$8.9	(36.0)%	$13.9	$26.6	(23.6)%	$34.8
Net Investment Income	32.3	(15.0)	38.0	107.2	(10.6)	119.9
Other Income	9.2	(8.9)	10.1	29.4	7.7	27.3

	50.4	(18.7)	62.0	163.2	(10.3)	182.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	35.7	(18.1)	43.6	116.8	(6.7)	125.2
Other Expenses	6.0	(3.2)	6.2	18.9	(4.1)	19.7

	41.7	(16.3)	49.8	135.7	(6.3)	144.9

Operating Income Before Income Tax and Net Realized Investment Loss	$8.7	(28.7)	$12.2	$27.5	(25.9)	$37.1

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

Operating revenue in the Corporate segment was $8.7 million in the third quarter of 2003 compared to $6.0 million in the third quarter of 2002. The Corporate segment reported operating losses of $47.1 million in the third quarter of 2003 and $34.6 million in the comparable quarter of 2002. Interest and debt expense increased from $42.9 million in the third quarter of 2002 to $50.0 million in the third quarter of 2003 due to the impact of the combined offering in May 2003, as discussed under “Liquidity and Capital Resources,” and the long-term debt offerings in 2002. For the first nine months, operating revenue was $23.1 million in 2003 and $29.4 million in 2002, and the operating loss was $146.5 million and $103.6 million for 2003 and 2002, respectively. Interest and debt expense was $137.4 million for the first nine months of 2003 and $120.0 million for the comparable period of 2002. Included in the first quarter and nine month operating expenses for 2003 is approximately $15.0 million in severance and pension benefits related to the change of the Company’s president and chief executive officer.

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 9.74 years at September 30, 2003. The weighted average duration of the Company’s investment portfolio was 8.83 years at September 30, 2003, and the weighted average credit quality rating was A.

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

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade investments, two percent in equity type instruments, and up to 35 percent in private placements. The remaining assets can be held in mortgage-backed securities, asset-backed securities, publicly traded investment-grade corporate securities, and municipal securities. The Company does not currently intend to invest in additional commercial mortgages or real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- 3 years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the 5 percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

To allow the Company flexibility during the current challenging environment, the board of directors at its September 2002 meeting modified the above investment guidelines to establish an individual credit over-exposure limit at 5 percent of invested assets and a below-investment-grade over-exposure limit of 5 percent of invested assets.

Investment Results

Net investment income for the third quarter of 2003 increased 7.5 percent over the previous year third quarter. For the first nine months, net investment income increased $112.1 million, or 7.2 percent, in 2003 relative to 2002. The overall yield in the portfolio was 7.26 percent as of September 30, 2003, compared to 7.76 percent at the end of 2002 and 7.86 percent as of September 30, 2002. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

At December 31, 2002, the Company’s exposure to below-investment-grade fixed maturity securities was 10.0 percent of the carrying value of invested assets excluding ceded policy loans, an increase from the 8.7 percent and 7.2 percent held at December 31, 2001 and 2000, respectively. The growth in this asset class resulted primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in today’s environment and reduce exposure to potential credit-related losses. The program was substantially complete as of March 31, 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003. As of September 30, 2003, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 7.7 percent of the carrying value of invested assets excluding ceded policy loans.

The Company’s before-tax net realized investment loss was $25.1 million in the third quarter of 2003, comprised of gross gains of $36.1 million and gross losses of $61.2 million. Included in the $61.2 million of gross losses were write-downs of $35.6 million on fixed maturity securities. During the first nine months of 2003, the Company recognized a before-tax net realized investment loss of $139.7 million, comprised of gross gains of $144.2 million and gross losses of $283.9 million, including the gains and losses recognized on the sale of the above-mentioned below-investment-grade securities. Included in the $283.9 million of gross losses were write-downs of $173.6 million on fixed maturity securities.

The write-downs during the first nine months of 2003 were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the first nine months of 2003, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” The Company anticipates that additional investment losses will likely occur during the remainder of 2003.

Approximately 49.4 percent of the year-to-date 2003 write-downs occurred in the energy and utilities industries. The following list includes write-downs representing five percent or greater of the total 2003 write-downs, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company.

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The write-down represented 15.2 percent of the total write-downs for the first nine months of 2003. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down represented 10.4 percent of the total write-downs for the first nine months of 2003. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.3 million loss during the first quarter of 2003, or 8.2 percent of the total write-downs for the first nine months of 2003, on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The write-down represented 6.5 percent of the total write-downs for the first nine months of 2003. The write-down was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The write-down represented 6.3 percent of the total write-downs for the first nine months of 2003. The write-down was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. The issuer was current on its interest payments as of September 30, 2003. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$10.5 million loss during the first quarter of 2003 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. The write-down represented 6.0 percent of the total write-downs for the first nine months of 2003. This company had an investment-grade rating of Baa3 immediately prior to the time its parent company unexpectedly withdrew its support for the subsidiary in April 2002, at which time the Company recognized an impairment loss on the securities. The investment was subsequently downgraded to below-investment-grade in the second quarter of 2002. Since the 2002 write-down, the value of these securities declined further and remained in an unrealized loss position. Based on the sustained decline in value and a review of available company information, the Company determined that the security was further impaired and recognized an additional write-down on this security. The Company owns fixed maturity securities issued by another regulated subsidiary under common ownership, but that investment has not been negatively impacted and was in an unrealized gain position at September 30, 2003.

•	$8.8 million loss during the second and third quarter of 2003 on securities issued by a wholesale electricity generator located in New England. The write-downs represent 5.1 percent of the total write-downs for the first nine months of 2003. The second quarter 2003 write-down was taken based on a review of available information and the determination that the ultimate parent of the issuer would probably file for bankruptcy and include the issuer in the filing. The third quarter 2003 write-down was taken after the ultimate parent company filed for bankruptcy protection in July 2003 and included the company in the filing, resulting in further deterioration in the value of the securities. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2002. At the time of the original write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.5 billion as of September 30, 2003 and December 31, 2002, which are reported on a gross basis in the statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income. The increase in short-term investments as shown below is primarily related to the investment of proceeds from the Company’s $1.1 billion combined offering in May 2003, as discussed under “Liquidity and Capital Resources”. The Company is actively working to invest these proceeds in long-term investments, as they become available.

Distribution of Invested Assets

	September 30 2003	December 31 2002
Investment-Grade Fixed Maturity Securities	87.1%	86.1%
Below-Investment-Grade Fixed Maturity Securities	7.7	10.0
Equity Securities	0.1	0.1
Mortgage Loans	1.6	2.1
Real Estate	0.1	0.1
Short-term Investments	2.7	0.8
Other Invested Assets	0.7	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at September 30, 2003 included $30.2 billion, or 99.2 percent, of bonds and $252.5 million, or 0.8 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of September 30, 2003

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,427.2	$161.1	$490.8	$(69.8)	$1,936.4	$230.9
Canadian	854.7	172.9	13.4	(0.1)	841.3	173.0
Capital Goods	2,091.5	226.2	200.2	(23.8)	1,891.3	250.0
Communications	2,640.6	297.3	356.1	(32.1)	2,284.5	329.4
Consumer Cyclical	1,327.7	86.1	281.3	(12.0)	1,046.4	98.1
Consumer Non-Cyclical	3,046.5	305.5	375.5	(16.9)	2,671.0	322.4
Energy (Oil & Gas)	2,600.7	328.6	153.5	(22.8)	2,447.2	351.4
Financial Institutions	1,857.8	72.6	527.2	(92.7)	1,330.6	165.3
Mortgage/Asset Backed	4,778.5	550.7	22.7	(1.9)	4,755.8	552.6
Sovereigns	496.7	23.2	257.3	(4.3)	239.4	27.5
Technology	282.8	9.4	148.6	(8.7)	134.2	18.1
Transportation	1,121.9	79.5	168.8	(55.9)	953.1	135.4
U.S. Government Agencies and Municipalities	1,829.2	252.7	1,180.4	(123.1)	648.8	375.8
Utilities	4,796.9	360.5	948.2	(70.0)	3,848.7	430.5

Total	$30,152.7	$2,926.3	$5,124.0	$(534.1)	$25,028.7	$3,460.4

As of September 30, 2003 there were $3,460.4 million gross unrealized gains and $534.1 million gross unrealized losses in the fixed maturity bond portfolio, of which $355.6 million or 66.6 percent of those unrealized losses were concentrated in basic industry, financial institutions, U.S. government agencies and municipalities, and utilities. The Company’s current view of risk factors relative to these four industries is as follows:

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

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets appear capable, in general, of withstanding the increased loan write-offs typically seen in past recessions. The degree of the economic slowdown will be a key determinant of the amount of credit quality improvement in the financial services sector. On average, third quarter results for this sector showed modest loan growth, shrinking net interest margins, well-managed risk positions in corporate lending, and overall stabilization in asset quality. Revenues and net income improved about 1% versus the previous quarter and non-performing loans dropped by over 5%.

U.S. Government Agencies and Municipalities: This sector includes the U.S. Government Treasury Department, government agencies, and government-sponsored enterprises. The increase in U.S. Treasury interest rates during the third quarter adversely affected the market value of the Company’s holdings in this sector. The sector has minimal credit risk and excellent liquidity, which enables the Company to maintain a higher limitation on investments in these subsectors.

Utilities: This sector, which includes regulated electric utilities, gas transmission and distribution companies, and independent power projects, is showing signs of improvement from the difficult environment that has existed over the past few years. Many companies are de-emphasizing merchant power and energy trading operations and focusing instead on their core businesses. Balance sheets are being strengthened through the sale of non-core assets and the repayment of debt. Several companies with liquidity problems have either renewed bank facilities or obtained other forms of new financing. However, significant challenges still remain for parts of this industry. There is power generation over-capacity in several parts of the U.S. where supply may exceed demand for several years. Those power plants whose main fuel supply is natural gas will continue to experience deteriorating margins due to the high cost of that commodity. A number of investigations and court rulings have been resolved due to the western states power crisis in 2001-2002 but several still remain outstanding which could result in negative outcomes for certain utility companies.

Of the $534.1 million in gross unrealized losses at September 30, 2003, $265.9 million, or 49.8 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. The gross unrealized loss on below-investment-grade fixed maturity bonds was $268.2 million at September 30, 2003, or 50.2 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2003.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2003

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days	$3,171.9	$(195.2)
>90<=180 days	57.8	(2.0)
>180<=270 days	26.1	(0.8)
>270 days <=1 year	55.5	(2.5)
>1 year<=2 years	260.7	(17.2)
>2 years<=3 years	74.6	(46.3)
>3 years	53.6	(1.9)

Totals	$3,700.2	$(265.9)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2003. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on September 30, 2003. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to September 30, 2003.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2003

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<=90 days
fair value <100% >= 70% of amortized cost	$184.2	$(7.9)

>90<=180 days
fair value <100% >= 70% of amortized cost	42.9	(1.7)
fair value < 70% >= 40% of amortized cost	6.4	(3.6)

Subtotal	49.3	(5.3)

>180<=270 days
fair value <100% >= 70% of amortized cost	208.8	(36.8)
fair value < 70% >= 40% of amortized cost	7.9	(4.3)

Subtotal	216.7	(41.1)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	186.2	(18.5)
fair value < 70% >= 40% of amortized cost	7.4	(4.3)

Subtotal	193.6	(22.8)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	332.0	(42.9)
fair value < 70% >= 40% of amortized cost	119.5	(74.0)
fair value < 40% of amortized cost	3.6	(11.2)

Subtotal	455.1	(128.1)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	132.8	(20.1)

>3 years
fair value <100% >= 70% of amortized cost	160.0	(21.4)
fair value < 70% >= 40% of amortized cost	32.1	(21.5)

Subtotal	192.1	(42.9)

Totals	$1,423.8	$(268.2)

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

The following is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2003.

Fixed Maturity Bonds – By Maturity

As of September 30, 2003

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$39.0	$(3.9)
Due after 1 year up to 5 years	203.6	(26.1)
Due after 5 years up to 10 years	828.7	(71.5)
Due after 10 years	4,030.0	(430.8)

Subtotal	5,101.3	(532.3)
Mortgage-Backed Securities	22.7	(1.8)

Total	$5,124.0	$(534.1)

As of September 30, 2003, the Company held investment-grade and below-investment-grade securities with a gross unrealized loss of $10.0 million or greater, as follows:

Gross Unrealized Losses on Fixed Maturity Bonds

$10 Million or Greater

As of September 30, 2003

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$725.7	$(104.5)	<=90 days
U.S. Government Sponsored Mortgage Funding Company	336.5	(17.1)	<=90 days

Principal Protected Equity Linked Note	33.8	(27.7)	>2 years<3 years
Principal Protected Equity Linked Note	40.7	(18.6)	>2 years<3 years

Total Investment-Grade	$1,136.7	$(167.9)

Below-Investment-Grade

Niche Chemical Company	$23.1	$(14.9)	>1 year<=2 years
Fertilizer Joint Venture between Venezuelan Oil
Company and U.S. Conglomerate	23.2	(14.3)	>1 year<=2 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	12.0	(12.5)	>1 year<=2 years
Notes Backed by a Pool of High Yield Bonds	3.6	(11.2)	>1 year<=2 years
U.S. Based International Airline Company	20.0	(10.8)	>1 year<=2 years

Global Food and Beverage Packaging Manufacturer	49.1	(12.8)	>2 years<=3 years

Total Below-Investment-Grade	$131.0	$(76.5)

The Company realized a loss of $26.5 million on the sale of fixed maturity securities during the third quarter of 2003. The securities sold had a book value of $73.2 million and a fair value of $46.7 million at the time of sale and included 8 different issuers. During the first nine months of 2003, the Company realized a loss of $101.9 million on the sale of fixed maturity securities. The securities sold had a book value of $703.6 million and a fair value of $601.7 million at the time of sale and represented 87 different issuers, of which approximately 63 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Losses representing five percent or more of the total loss recognized during the first nine months of 2003 are as follows:

•	$20.8 million loss during the third quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry, representing 20.4 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. The company’s operations had been severely impacted by the increased price of raw materials and energy as well as a weakening demand for its products. In addition, the company was involved in an environmental pollution lawsuit with a potentially large negative impact. These securities had an investment-grade rating until downgraded in the first quarter of 2002. At the time of sale, the investment had been continuously in an unrealized loss position for a period of greater than three years.

•	$15.2 million loss during the first three quarters of 2003 on the sale of debt issued by a major domestic airline, representing 14.9 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. The Company has systematically sold the securities during the first nine months of 2003 to substantially reduce its exposure to the airline. These securities had an investment-grade rating until the various issues were downgraded to below-investment-grade in the third quarter of 2001 and the first quarter of 2002. At the time of the initial sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also took an other than temporary impairment charge of $0.3 million on the value of certain private, secured debt obligations of this issuer as part of a consensual restructuring proposal.

•	$8.8 million loss during the second quarter of 2003 on the sale of unsecured debt and private, secured debt obligations issued by a major domestic airline, representing 8.6 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until downgraded in the third quarter of 2001. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years.

•	$6.9 million loss during the second quarter of 2003 on securities issued by a manufacturer of satellites and provider of satellite-based communications, representing 6.8 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. The company’s operations had been severely impacted by the decline in satellite demand and the telecommunications market in general. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years.

•	$6.2 million loss during the second and third quarters of 2003 on securities issued by a U.S. based electric and gas regulated utility company, representing 6.1 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. The company had expanded into non-utility businesses such as communications services and propane gas, primarily through debt-financed acquisitions. These non-regulated businesses performed poorly, and during the first quarter of 2003 the company announced it would restructure and sell its non-utility assets. The company recognized losses on other of its assets, resulting in negative equity. Shareholders rejected a proxy to increase the authorized common equity in an effort to do a debt-for-equity restructuring. The company filed for bankruptcy in the third quarter of 2003. At the time of the initial sale, this security had been in an unrealized loss position for a period of greater than 270 days but less than one year.

•	$5.6 million loss during the second quarter of 2003 on the sale of securities issued by a provider of phone, cable, and internet services, representing 5.5 percent of the total year-to-date realized investment loss on sales of fixed maturity securities. This company’s operations were severely impacted by the decline in the telecommunications market and thus, the decision was made to reduce the exposure to this company. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.2 billion and $5.0 billion on an amortized cost basis at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the mortgage-backed securities had an average life of 4.86 years and effective duration of 6.40 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at September 30, 2003, was $2,478.0 million, representing 7.7 percent of the fair value of invested assets excluding ceded policy loans, below the Company’s internal limit for this type of investment. The Company’s exposure to below-investment-grade fixed maturities totaled $2,872.8 million at December 31, 2002, or 10.0 percent of invested assets. As previously discussed, the Company initiated a program during the first quarter of 2003 to reduce its exposure to below-investment-grade fixed maturity securities.

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

During 2002 and 2001, the Company invested in three special purpose entity trusts that have underlying assets consisting of unaffiliated equity securities. The investments in these trusts qualify as fixed maturity securities under generally accepted accounting principles and are reported at fair value in the condensed consolidated statements of financial condition contained herein. The fair value of these investments was derived from the fair value of the underlying assets. The fair value and amortized cost of these investments were $119.4 million and $149.4 million, respectively, at September 30, 2003 and $84.4 million and $113.9 million at December 31, 2002.

The Company has an investment in a collateralized bond obligation asset trust in which it is also the investment manager of the underlying high-yield securities. This investment was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $21.7 million and $26.3 million, respectively, at September 30, 2003, and $6.9 million and $30.9 million at December 31, 2002.

At September 30, 2003, the Company had a retained interest in a special purpose entity trust that was securitized with financial assets consisting of a United States Treasury bond and several limited partnership equity interests. This investment was reported at fair value and included with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $127.0 million and $130.1 million, respectively, at September 30, 2003, and $123.5 million and $127.8 million at December 31, 2002. At September 30, 2003, the Company had capital commitments of $11.7 million to this special purpose entity trust. These funds are due upon satisfaction of contractual notice from the trust. These amounts may or may not be funded during the term of the trust.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $500.7 million and $599.9 million at September 30, 2003 and December 31, 2002, respectively. The mortgage loan portfolio continues to be well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

At December 31, 2002, impaired mortgage loans totaled $6.0 million. The Company had no impaired mortgage loans at September 30, 2003. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $7.6 million and $7.8 million at September 30, 2003 and December 31, 2002, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for the third quarter and first nine months of 2003 and 2002.

Real estate was $26.7 million and $37.1 million at September 30, 2003 and December 31, 2002, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $5.4 million and $8.2 million at September 30, 2003 and December 31, 2002, respectively.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At September 30, 2003, the balance in the valuation allowance for real estate was $9.3 million. No valuation allowance was held for mortgage loans at September 30, 2003.

Other

The Company’s exposure to non-current investments totaled $228.1 million at September 30, 2003, or 0.7 percent of invested assets excluding ceded policy loans. These non-current investments are fixed income securities, foreclosed real estate, and mortgage loans that became more than thirty days past due in principal and interest payments. Approximately $98.3 million of these investments had principal and interest payments past due for a period greater than one year.

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of September 30, 2003, the Company had $499.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at September 30, 2003.

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

During the first nine months of 2003, the Company recognized net gains of $52.4 million on the termination of cash flow hedges and reported $51.9 million in other comprehensive income and $0.5 million as a component of realized investment gains and losses. The Company amortized $11.2 million of net deferred gains into net investment income during the first nine months of 2003. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $188.2 million at September 30, 2003. Additions and terminations, in notional amounts, to the Company’s hedging programs for the first nine months of 2003, were $3,314.6 million and $935.3 million, respectively. The notional amount of derivatives outstanding under the hedge programs was $3,762.1 million at September 30, 2003.

During the third quarter of 2003, the Company took advantage of the rise in interest rates and the steepening of the yield curve to hedge future period cash flows in the Company’s individual long-term care and individual income protection product lines. Approximately $2.8 billion of forward starting interest rate swaps (receive fixed) were executed at average expected yields in excess of 7.00%. These transactions produced a margin of 50 to 80 basis points above the Company’s reserve discount rates and lengthened the duration of the Company’s investment portfolio by approximately 0.5 years.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. The Company’s combined offering in May 2003, as discussed below, provides an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations. Cash flows from operations were $858.2 million for the nine months ended September 30, 2003, as compared to $1,183.9 million for the comparable period of 2002. During the first quarter of 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. In conjunction with those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This first quarter of 2003 cash disbursement is included in cash flows from operations. Excluding this transfer, cash flows from operations were $1,144.4 million for the nine months ended September 30, 2003.

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

At September 30, 2003, the Company had short-term and long-term debt totaling $20.0 million and $2,489.0 million, respectively. The debt to total capital ratio was 30.8 percent at September 30, 2003 compared to 29.5 percent at December 31, 2002 and 29.3 percent at September 30, 2002. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 24.1 percent at September 30, 2003 compared to 27.7 percent at December 31, 2002 and 27.5 percent at September 30, 2002.

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

The Company has an agreement with an outside party under which the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement, as amended, was $115.5 million at September 30, 2003, with no annual payment expected to exceed $58.3 million.

As previously discussed, at September 30, 2003, the Company had capital commitments of $11.7 million to fund a special purpose entity trust in which the Company has a retained interest. The Company also has capital commitments of $17.6 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

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

Other Information

Regulation – Market Conduct Examinations and Other Claim-Related Inquiry

States in which the Company’s insurance subsidiaries are licensed to conduct business typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of producers, as well as underwriting, claims, and customer service practices to determine compliance with state laws. One area of increased regulatory activity for the Company during 2002 and 2003 has been market conduct examinations, specifically targeted examinations focused on the disability claim handling policies and practices of the Company’s insurance subsidiaries. These examinations by state insurance departments generally involve a review of complaints from policyholders or insureds on a range of subjects and a review of disability claim files and associated materials. A coordinated examination has been organized by Massachusetts, Maine, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. By including as many states as possible in this coordinated effort (currently 44 states), the domiciliary states are attempting to address common state concerns and also eliminate or reduce the number of duplicative individual examinations by multiple states. Most states that have been conducting or planning to conduct a market conduct examination of one of the Company’s insurance subsidiaries are participating in the multi-state examination process. California, Arizona, and New Mexico have chosen to continue pursuing their own examination and investigation, although California has elected to participate in the multi-state examination as well. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for further information on regulation of insurance subsidiaries.

The Company has received a letter from the office of the New York State Attorney General indicating that it is reviewing the disability claims-handling procedures of the Company and its insurance subsidiaries. The Company is cooperating and is in the process of gathering and providing information in response to this letter.

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

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2002. During the first nine months of 2003, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September, 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended) during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 8-K furnished on August 5, 2003 reporting the Company’s second quarter 2003 financial results.

Form 8-K furnished on August 15, 2003 announcing that the Company’s subsidiary in the United Kingdom had entered into an agreement with the Swiss Life Group to acquire its United Kingdom group risks business.

Form 8-K furnished on September 30, 2003 announcing the appointment of Thomas R. Watjen as president and chief executive officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation

(Registrant)

Date: November 13, 2003	/s/ Thomas R. Watjen

Thomas R. Watjen President and Chief Executive Officer

Date: November 13, 2003	/s/ Robert C. Greving

Robert C. Greving Executive Vice President and Chief Financial Officer