Form 10-K
period 2003-12-31
UNUMPROVIDENT CORP
filed 2004-03-12
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003.

Commission file number 1-11834

UnumProvident Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FOUNTAIN SQUARE

CHATTANOOGA, TENNESSEE 37402

(Address of principal executive offices)

423.755.1011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.10 par value	New York Stock Exchange
6.75% Notes, due 2028	New York Stock Exchange
8.25% Adjustable Conversion-Rate Equity Security Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒    No  ☐

As of June 27, 2003, the aggregate market value of the shares of the registrant’s common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $3.7 billion*. As of March 1, 2004, there were 296,248,039 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 13, 2004, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2003.

*	Calculations based on most recent publicly available information and reasonable direct inquiry by the registrant.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, UnumProvident Corporation, together with its subsidiaries, unless the context implies otherwise (the Company), claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign may adversely affect the Company’s business and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department and other enforcement actions, and negative media attention may adversely affect the Company’s business.

•	The level and results of litigation may vary from prior experience and may adversely affect the Company’s business.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and negatively affect results.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract could have material effects on results.

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

PART I

ITEM 1. BUSINESS

General

The Company, a Delaware general business corporation, is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America, the United Kingdom, and, to a limited extent, in certain other countries around the world. The Company’s principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial), and in the United Kingdom, Unum Limited. The Company, through its subsidiaries, is the largest provider of group and individual income protection insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

Historical Developments

The Company is the surviving corporation in the merger on June 30, 1999 of Provident Companies, Inc. (Provident), the leading individual income protection insurance provider in North America, with Unum Corporation (Unum), the leading group income protection insurance provider. Prior to the merger, Provident acquired The Paul Revere Corporation (Paul Revere) and GENEX Services, Inc. (GENEX) in early 1997. From 1989 through 1997 Paul Revere was the largest provider of individual income protection insurance in North America on the basis of in-force premiums. GENEX provides specialized skills in disability case management and vocational rehabilitation that advance the goal of providing products that enable disabled policyholders to return to work.

In the years prior to the merger, Unum also pursued a strategy it had adopted after its demutualization in 1986 of focusing on its core income protection businesses. In 1990, Unum acquired Unum Limited, the leading income protection insurer in the United Kingdom. In 1993, Unum merged with Colonial Companies, Inc., the parent company of Colonial, a leader in payroll marketing of a broad line of supplemental insurance products.

In April 1999, Unum decided to exit its reinsurance operations, including the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption by Unum America, including reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term income protection coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. Subsequent to the merger, during 1999, the Company completed the sale of certain divisions of the North American reinsurance management operations of D&H and the reinsurance of the Company’s risk participation in these facilities. The Company also decided to discontinue its accident reinsurance business in London beginning in year 2000. With respect to Lloyd’s, the Company implemented a strategy which limited participation in year 2000 underwriting risks, ceased participation in Lloyd’s underwriting risks after year 2000, and managed the run-off of its risk participation in open years of account of Lloyd’s reinsurance syndicates.

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

During 2001, the Company entered into an agreement in principle to limit its liabilities pertaining to the Lloyd’s syndicate participations. Separately, the Company also reinsured 100 percent of the group income protection reinsurance reserves and all future business underwritten and managed by Duncanson and Holt Services, Inc., a subsidiary of D&H, effective January 1, 2001. In a separate but related transaction, the Company also sold the reinsurance management operations of Duncanson and Holt Services, Inc. and divested the remaining assets of that facility.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. This acquisition has assisted in the enhancement of customer service by offering internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI has improved GENEX’s ability to service its customers, in turn benefiting the Company’s insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company’s general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

During 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis. The acquisition helped strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

Recent Developments

During 2003, the Company’s insurance subsidiary in the United Kingdom, Unum Limited, acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd (Sun Life) together with the renewal rights to Sun Life’s group life business. Also in 2003, Unum Limited entered into an agreement with Swiss Life (UK) plc (Swiss Life) wherein Unum Limited will become responsible for the ongoing administration and management of the United Kingdom portion of Swiss Life’s group income protection claims portfolio, and Swiss Life will also reinsure this portfolio to Unum Limited. Unum Limited will also become a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. The arrangement became effective January 1, 2004.

During 2003, the Company entered into an agreement to sell the Canadian branch operation of Accident to RBC Insurance, the insurance operation of Royal Bank of Canada. The transaction, which is expected to improve the statutory capital position of Accident, is expected to close during the first half of 2004. The Canadian branch operation is accounted for as an asset held for sale at December 31, 2003 and is reported as discontinued operations in the consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion relative to discontinued operations.

Also in 2003, the Company entered into an agreement to sell its wholly-owned subsidiary Unum Japan Accident Insurance Co., Ltd. to Hitachi Capital Corporation (Hitachi). In conjunction with the sale, the Company entered into an agreement with Hitachi to reinsure certain existing income protection business. The transaction closed in January of 2004.

Business Strategies

The Company’s objective is to grow its business and further enhance profitability by providing:

Comprehensive Solutions for Income Protection and Related Needs

The Company offers a comprehensive portfolio of income protection products and services. These coverage choices, available in the income protection, life and accident, and Colonial market segments, seek to meet the diverse needs of the marketplace. The Company seeks to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can combine with other coverages to provide integrated product solutions for customers.

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

The Company has field sales personnel who specialize in (1) employer-provided plans for employees and (2) supplemental benefit plans that include multi-life income protection and long-term care product offerings and products sold to groups of employees through payroll deduction at the workplace. These field sales personnel partner with Company representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts.

Benefits Emphasizing Return to Work

The Company’s organization and range of offerings are designed to help employers better manage lost time from the workplace and improve productivity.

Integrated Claims Management with a Clinical Focus: The Company has made considerable investments in clinical resources and created a specialty process for handling long-duration claims based on the type of injury or illness. This process is designed to promote return-to-work and absence management.

Return-to-Work (RTW) Program Planning: The Company offers a combination of web-based resources and access to RTW planners to provide employers opportunities to improve their workplace productivity by strategically designing and formalizing RTW programs. Some customers using the Company’s customized RTW program have experienced a significant reduction in lost work days and medical costs.

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

Highly Responsive Service for Customers and their Advisors

The Company is committed to providing a high quality service experience for all customers and their advisors. Through a variety of technological tools and trained service professionals, the Company offers a service environment designed to be responsive, timely, and committed to service excellence.

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

The Company’s employer customers are assigned service professionals in local sales offices to support and address their implementation and ongoing service needs. Larger employer customers are also assigned Return-to-Work Services (claims management and return-to-work services) account managers located in the home office who can provide support for several ongoing programs. There are regional service teams that manage the administration of the account, including contracts, booklets, and billing. The Company offers a wide array of electronic services, including its BenefitManager webpage, electronic booklets and billing, enrollment options including the internet and interactive voice response, and call centers dedicated to enrollment support. Employer customers have access to a local service specialist regardless of size. Larger cases with more than 2,000 insured lives have a wider array of technology tools as well as dedicated field account managers available to service the account in the local sales office. The field account managers are complemented with home office based account managers when the needs of the customer dictate this solution. The Company offers technology enabled call center access to service professionals who are connected via a common voice technology network. The Company’s service offerings also include web-enabled, self-service benefit administration solutions for employers and their employees.

Reporting Segments

Effective January 1, 2003, the Company’s reporting segments include the following five businesses: Income Protection segment, Life and Accident segment, Colonial segment, Other segment, and Corporate segment. The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for life, income protection, accident and sickness, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force. The Other segment includes products that the Company no longer actively markets, with the exception of certain individual income protection products. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion of the Company’s reporting segments.

As noted previously, the Canadian branch is accounted for as an asset held for sale at December 31, 2003 and is reported as discontinued operations in each of the years for which results are presented. Accordingly, the segment discussion below does not include information related to the Canadian branch.

Income Protection

The Income Protection segment includes the results of the Company’s group long-term and short-term income protection insurance, individual income protection insurance, group and individual long-term care, and disability management services. Group long-term and short-term income protection comprises the majority of the segment, with $3,033.8 million of premium income in 2003. Individual income protection generated $1,527.1 million of premium income in 2003, with $498.6 million of premium income in Recently Issued and $1,028.5 million of premium income in Closed Block.

Group Long-term and Short-term Income Protection

Group long-term and short-term income protection products are sold to employers for the benefit of employees. Group long-term income protection provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term income protection provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income. Short-term income protection is sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

Premiums for group long-term and short-term income protection are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group long-term and short-term income protection business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. The Company also offers accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer.

Profitability of group long-term and short-term income protection is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control its administrative expenses. Morbidity is an important factor in income protection claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In addition, case management and rehabilitation activities with regard to claims, along with appropriate pricing and expense control, are important factors contributing to profitability. In general, experience rated income protection coverage for large groups has narrower profit margins and represents less risk to the Company than business of this type sold to small employers because the Company must bear all of the risk of adverse claims experience in small case coverages while larger employers often bear much of this risk themselves.

Individual Income Protection – Recently Issued and Closed Block

Individual income protection is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual income protection insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual income protection policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. The Company also markets individual income protection policies which include payments for transfer of business ownership and business overhead expenses. Individual income protection products do not provide for the accumulation of cash values.

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

The majority of the Company’s in-force individual income protection insurance was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels. As of December 31, 2003, premium income for the Company’s noncancelable policies in the Individual Income Protection line of business represented approximately 17.4 percent of total consolidated premium income and approximately 92.2 percent of premium income in Individual Income Protection - Closed Block.

Generally, the insurance policies included in Individual Income Protection - Closed Block are individual disability insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of the Company’s individual disability business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period the Company gradually changed its distribution focus for individual income protection insurance to work-place distribution as opposed to individual setting distribution, resulting in many of these changes.

In 1994, the Company began introducing products that insured loss of earnings as opposed to occupations, and these products generally contained more limited benefit periods and longer waiting periods. In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the loss of earnings policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent. These policies are aimed at repositioning the individual income protection product by making it more attractive to a broader market of individual consumers, including middle to upper income individuals and corporate benefit buyers.

The Company also offers lifelong income protection coverage for loss of income due to injury or sickness on a guaranteed renewable basis, with the right to reprice in-force policies subject to regulatory approval. Lifelong income protection coverage provides benefits and transitional support for moderate disabilities, with greater benefits for severe disabilities. Common options include additional coverage for catastrophic injury or illness and an option to convert to a long-term care policy at retirement age.

Since 1998, most individual disability business written has been through multi-life workplace settings and is generally included in Individual Income Protection - Recently Issued. The Company intends to maintain this focus on workplace customers and increased integration between individual and multi-life and group offerings. The Company substantially ceased writing policies included in Individual Income Protection – Closed Block in 2003 other than limited contractually agreed renewals.

Group and Individual Long-term Care

Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care claims. Benefits begin after a waiting period, generally 90 days or less. Group long-term care insurance is marketed on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses. Long-term care insurance is offered on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval.

Disability Management Services

The disability management services line of business relates primarily to the results of GENEX. GENEX provides specialized skills in disability case management and vocational rehabilitation to assist disabled claimants to return to work. GENEX provides a full range of disability management services, including workplace injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. In addition to its historical focus on the worker’s compensation market, GENEX and the Company are working together to offer customized disability programs for the employee benefits market that are intended to integrate and simplify coverages, control costs, and improve efficiency for employers with significant disability and related claims. GENEX plays an increasingly significant role in helping the Company to manage its own claims related to its income protection products.

Life and Accident

The Company’s group life business comprises the majority of the Life and Accident segment, with $1,524.6 million of premium income in 2003. Premium income for accidental death and dismemberment and brokerage voluntary life and other totaled $198.6 million and $199.2 million, respectively, in 2003.

Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Profitability for group life and accidental death and dismemberment is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Brokerage voluntary life and other products include universal life and interest-sensitive life products as well as health products. These products are sold to groups of employees through payroll deduction at the workplace. Profitability of voluntary products is affected by the level of employee participation, persistency, investment returns, deviations of actual morbidity and mortality experience from expected experience, and the ability of the Company to control administrative expenses.

Colonial

The Colonial segment includes a broad line of products mainly sold to groups of employees through payroll deduction at the workplace. Premium income for this segment totaled $693.5 million in 2003. This segment includes income protection products, life products, and cancer and critical illness products. The income protection products consist of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis and accident and health plans covering hospital admissions and surgeries on an indemnity basis. The life products are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness insurance provides a lump-sum benefit on the occurrence of a covered critical illness event.

The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pre-tax basis, eliminating the Company’s ability to continue marketing its products this way. However, the Company believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are modified or eliminated.

Profitability of these products is affected by the level of employee participation, persistency, deviations of actual morbidity and mortality experience from expected experience, investment returns, and the ability of the Company to control administrative expenses.

Other

The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off.

The Company no longer markets group pension products, but continues to service its block of existing business. The Company previously marketed guaranteed investment contracts (GICs) for use in corporate tax-qualified retirement plans and group single premium annuities (SPAs), used primarily as funding vehicles when defined benefit pension plans are terminated. Under SPAs, the Company received a one-time premium payment and in turn agreed to pay a fixed monthly retirement benefit to specified employees.

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

Reinsurance

The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. In general, the maximum amount of risk retained by the Company and not reinsured is $500,000 on any group or individual life policy and $500,000 on group and individual accidental death insurance. The amount of risk retained by the Company on individual income protection products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, the Company does not generally reinsure group or individual disability policies issued subsequent to 1999.

The Company’s catastrophic reinsurance coverage for the year 2004 limits its exposure under life, accidental death and dismemberment, and disability policies for any accident involving three or more lives in a single event. The 2004 catastrophic reinsurance provides worldwide coverage for all life, accidental death and dismemberment, and disability insured risks with a $50.0 million deductible. Coverage for 2004 includes risk sharing of 100 percent of the direct claims above the $50.0 million deductible, but less than $150.0 million. The 2003 catastrophic reinsurance provided worldwide coverage for all life and disability insured risks with a $50.0 million deductible. Coverage for 2003 included risk sharing of 100 percent of direct claims over $50.0 million but less than $100.0 million, and 60.5 percent of direct claims over $100.0 million but less than $150.0 million. For both years, coverage is provided for all catastrophic events, including acts of war and terrorism (including nuclear, biological, and chemical). Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

For ceded reinsurance agreements wherein the Company remains primarily liable to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, and consideration of the need for collateral, such as letters of credit or trust agreements. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 2003 relates to approximately 362 reinsurance relationships. Ten major relationships account for approximately 89 percent of the reinsurance receivable at December 31, 2003, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit, investment-grade fixed maturity securities held in trust, and/or through agreements where the ceding company retains the assets in its general account. Virtually all of the remaining 11 percent is reinsured with companies rated A- or better by A.M. Best Company, or with overseas entities that have equivalent ratings and/or are backed by letters of credit or trust agreements. Two companies with B++ ratings hold less than one percent of the reinsurance receivable.

See Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the Company’s reinsurance activities.

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

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is not less favorable than the reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include disability claim incidence rates, disability claim recovery rates, mortality rates, policy persistency, and interest rates. The Company periodically reviews its experience and updates its policy reserves for new issues and reserves for all claims incurred, as it believes appropriate.

The consolidated statements of operations include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments.

For further discussion of reserves, refer to “Risk Factors – Reserves” contained herein in Item 1 and to the critical accounting policies and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Investments

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. The Company’s investment portfolio related to continuing operations was $33.9 billion, or over 70 percent of total assets from continuing operations, at December 31, 2003, and net investment income for 2003 was over 21 percent of the Company’s total revenue. Refer to “Risk Factors – Investments” contained herein in Item 1 and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for information on the Company’s investments and derivative financial instruments.

Competition

There is intense competition among insurance companies for the types of products sold by the Company. At the end of 2003, there were over 1,800 legal reserve life insurance companies in the United States, many offering one or more insurance products similar to those marketed by the Company. In the individual and group income protection markets, the Company competes in the United States with a limited number of major companies and regionally with other companies offering specialty products. The Company’s principal competitors for its other products, including group life and long-term care as well as its product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States.

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

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business, primarily for the protection of policyholders. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring includes reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of producers, as well as underwriting, claims and customer service practices. The Company’s insurance subsidiaries must meet the standards and tests for investments imposed by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators. The Company’s domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can cover other subjects an examining state may be interested in reviewing. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of producers, as well as underwriting, claims, and customer service practices to determine compliance with state laws. The Company is currently undergoing a coordinated market conduct examination including 44 states and the District of Columbia. See further discussion under “Risk Factors – Regulation” contained herein in Item 1.

The insurance holding company laws and regulations of the states of Maine, Tennessee, Massachusetts, South Carolina, New York, and California require the registration of and periodic reporting of financial and other information about operations, including intercompany transactions within the system, by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. In addition, such laws and regulations restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries to the Company. See “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7 for further detail. The Company is registered under such laws as an insurance holding company system in Maine, Tennessee, Massachusetts, South Carolina, New York, and California. In addition, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws. The Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business, including the United Kingdom, Canada, Bermuda, Japan, and Argentina.

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

Risk-based capital (RBC) standards for life insurance companies have been prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of the Company’s insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

In 2001 the NAIC adopted revisions to the individual and group disability RBC formula associated with the risk of loss from adverse mortality and morbidity experience. These formula revisions, which were effective December 31, 2001, resulted in a reduction to the minimum RBC requirements for the Company’s group income protection business. The change in the RBC requirements for individual income protection was not significant. See further discussion in “Risk Factors - Capital Adequacy” contained here in Item 1 and “Liquidity and Capital Resources” contained herein in Item 7. Also see Note 16 of the “Notes to Consolidated Financial Statements” for a discussion of statutory accounting principles.

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

TRIA requires the Secretary of the Treasury to consult with the NAIC, representatives of the insurance industry, and other experts in the insurance field on the potential effects of terrorism on the availability of life insurance and other lines of insurance coverage, including personal lines. TRIA will not apply, if ever, to these coverages until after the studies and reports mandated by TRIA are completed. Therefore, it is not possible at this time to determine whether TRIA will apply to the operations of the Company’s insurance subsidiaries. Availability and affordability of the group life coverages underwritten by the Company’s insurance subsidiaries have not been materially affected since passage of TRIA. The Company’s insurance subsidiaries have experienced increased prices and deductibles for catastrophe reinsurance purchased but availability has not materially decreased since passage of TRIA.

The USA Patriot Act of 2001 (Patriot Act), enacted in response to the terrorist attack on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures, and controls.

Risk Factors

Set forth below are certain factors that may adversely affect the Company’s business, financial condition, or results of operations. Any one or more of the following factors may cause the Company’s actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1.

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

Deferred Policy Acquisition Costs, Value of Business Acquired, and Goodwill

The Company defers certain costs incurred in acquiring new business and expenses these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Value of business acquired (VOBA) represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. Deferred policy acquisition costs and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for deferred policy acquisition costs and VOBA is performed when, in the judgment of management, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred policy acquisition costs and/or VOBA on a line of business is questionable. Insurance contracts are grouped on a basis consistent with the Company’s manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either deferred policy acquisition costs and/or VOBA are not recoverable, the deficiency is charged to expense.

Goodwill is not amortized, but the Company reviews on an annual basis the carrying amount of goodwill for indications of impairment, with consideration given to financial performance and other relevant factors. In accordance with accounting guidance, the Company tests for impairment at either the operating segment level or one level below. In addition, certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition would cause the Company to review goodwill for impairment more frequently than annually.

Changes in the Company’s businesses, such as the sale of the Canadian branch, may require recoverability testing of deferred policy acquisition costs, VOBA, and goodwill and can result in a write-down. Changes in the Company’s reporting segments can change the level at which these intangible assets are tested and may result in a write-down at the time the reporting segments are changed. Future testing for recoverability of deferred policy acquisition costs, VOBA, and goodwill could result in write-downs, and the Company is reviewing various strategies for the Individual Income Protection – Closed Block which could have that outcome. Such write-downs do not affect statutory capital.

Capital Adequacy

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulations, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the private rating agencies.

The individual RBC ratios for the Company’s insurance subsidiaries at December 31, 2003, were above the range that would require state regulatory action. If the NAIC adopts revisions to the RBC formula, the Company’s insurance subsidiaries may require additional capital. The additional capital required may not be available on favorable terms, if at all. Need for additional capital could limit a subsidiary’s ability to distribute funds to the Company and adversely affect the Company’s ability to pay dividends on its common stock and meet its debt and other payment obligations.

Income Protection Insurance

Income protection insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, work ethics, motivation, stability, and mores can significantly affect the demand for and underwriting results from income protection products. The climate and the nature of competition in income protection insurance have also been markedly affected by the growth of social security, worker’s compensation, and other governmental programs in the workplace.

Both economic and societal factors can affect claim incidence for income protection insurance. The relationship between these factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the group income protection market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for several quarters.

The pricing actions available in the individual income protection market differ between product classes. The nature of that portion of the Company’s outstanding insurance business that consists of individual noncancelable income protection policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on in-force business due to changes resulting from such factors. Guaranteed renewable contracts can be repriced to reflect external factors, but rate changes cannot be implemented as quickly as in the group income protection market.

Income protection insurance products are important products for the Company. To the extent that income protection products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.

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

Investments

The Company maintains an investment portfolio that consists primarily of fixed income securities. The quality and/or yield of the portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer, changes in market conditions, changes in interest rates, changes in foreign exchange rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, accounting irregularities or fraud committed by the issuer, or a change in the issuer’s marketplace may adversely affect the Company’s ability to collect principal and interest from the issuer.

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

Litigation

Beginning in October 2002, the Company became the subject of a number of media stories that criticized its disability claims handling policies and practices. As a result of this negative media attention, the Company has experienced an increase in regulatory scrutiny, and the Company and/or its subsidiaries’ directors and officers have been sued in over 20 purported class action and stockholder derivative lawsuits. Although it is possible that this adverse publicity may result in lower sales and persistency for the Company as well as lower retention of its sales force, the Company has not experienced materially changed persistency or sales force turnover as a result of the negative attention. These lawsuits are in a very preliminary stage. Reserves have not been established for these matters, and an adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially affect the Company’s results of operations, statutory surplus, and stockholders’ equity, encourage other litigation, and limit the Company’s ability to write new business. Refer to Item 8 Note 15 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

Regulation

During 2002 and 2003, the Company experienced increased market conduct examinations focused specifically on its disability claims handling policies and practices. These examinations by state insurance departments have generally involved a review of complaints from policyholders or insureds on a range of subjects and a review of disability claim files and associated materials from group long-term and individual income protection product lines. Although examinations of this type historically have resulted in limited findings and minimal fines or other penalties, on March 19, 2003, the Company consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s insurance company subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years, during which period certain Georgia claims and complaints will be reviewed on a quarterly basis. The order did not cite any violations of Georgia law or regulations.

Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated market conduct examination of the Company’s disability claims handling policies and practices was organized during 2003 by Massachusetts, Maine, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. By including as many states as possible in this coordinated effort (currently 44 states and the District of Columbia), the domiciliary states are attempting to address common state concerns and also eliminate or reduce the number of duplicative individual examinations by multiple states. Most states that have been conducting or planning to conduct a market conduct examination of one of the Company’s insurance subsidiaries are participating in the multi-state examination process. California, Arizona, and New Mexico have chosen to continue pursuing their own examinations and investigations, although California has elected to participate in the multi-state examination as well. Additional state market conduct examinations may be commenced.

In addition, the Company has received a letter from the office of the New York State Attorney General indicating that it is reviewing the disability claims-handling procedures of the Company and its insurance subsidiaries. The Company is cooperating and is in the process of gathering and providing information in response to this letter.

Although the Company does not expect these regulatory investigations to affect materially its results of operations or financial position, these investigations could result in fines, changes in claims handling and other business practices, increases in policy liabilities, injury to the Company’s reputation, negative publicity, and harm to the Company’s ability to sell or retain insurance policies. Determinations by regulatory authorities that the Company has engaged in improper conduct also could adversely affect the Company’s defense of various lawsuits discussed herein in Item 8 Note 15 of the “Notes to Consolidated Financial Statements.” The indirect consequences from these regulatory investigations could have a material adverse effect on the Company.

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

In 1974 Congress passed the Employee Retirement Income Security Act (ERISA). One of the purposes of ERISA was to reserve for federal authority the sole power to regulate the field of employee benefits. ERISA eliminated the threat of conflicting or inconsistent state and local regulation of employee benefit plans. In doing so, ERISA pre-

empted all state laws except those that specifically regulated the business of insurance. ERISA also provides an exclusive remedial scheme for any action brought by ERISA plan participants and beneficiaries. ERISA has allowed plan administrators and plan fiduciaries to efficiently manage employee benefit plans in the United States. Most group long-term and short-term income protection plans administered by the Company are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations could adversely affect the risk of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability.

Congress, as well as foreign, state and local governments, could enact legislation related to changes in tax laws that could increase the Company’s tax costs or affect the attractiveness of the Company’s products to consumers. It cannot be predicted whether any such legislation will be enacted, what the specific terms of any such legislation would be or how, if at all, it might affect the Company’s tax expense, sales, or policy surrenders.

Debt and Financial Strength Ratings

Standard & Poor’s Corporation, Moody’s Investors Service (Moody’s), Fitch, Inc. (Fitch), and A.M. Best Company are among the organizations that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are determined for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies and reflect the agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

In the first quarter of 2004, the ratings from Moody’s and Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. Management intends to meet with each rating agency during March and April of 2004 to respond to these concerns and outline the Company’s financial and business plans for 2004.

The Company competes based in part on the financial strength ratings provided by rating agencies. The downgrade of the financial strength ratings could adversely affect the Company by, among other things, adversely affecting relationships with distributors of its products and services, negatively impacting persistency, and generally adversely affecting its ability to compete.

Changes in the Company’s debt ratings could have an effect on the Company’s ability to raise capital or its cost of capital.

Dividend Restrictions

As a holding company, the Company relies on dividends or extensions of credit from its insurance company subsidiaries to make dividend payments on its common stock, meet debt payment obligations, and pay its other obligations. The Company’s insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The level of statutory earnings and capital in the Company’s insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to the Company, which could impair the Company’s ability to pay its dividends or meet its debt and other payment obligations. See “Liquidity and Capital Resources” contained herein in Item 7 for a discussion of the existing regulatory limitations on dividends.

Selected Data of Segments

For information regarding the operations of segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Employees

At December 31, 2003, the Company had approximately 13,400 full-time employees, including those in its foreign operations. Some employees in Argentina, comprising approximately one percent of the Company’s total workforce, are members of a labor union.

Available Information

The Company’s internet website address is www.unumprovident.com. The Company has adopted corporate governance guidelines, a code of business practices and ethics, and charters for its board of directors’ audit, compensation, governance, and finance committees in accordance with NYSE requirements. These documents are available free of charge on the website and in print at the request of any stockholder from the Office of the Corporate Secretary, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824.

The Company also makes available, free of charge, on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company occupies over 3,000,000 square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

The Company occupies two connected buildings totaling 840,000 square feet in Chattanooga, Tennessee. The office building and substantially all of the surrounding 23 acres of land used for employee parking are owned by the Company, including an employee parking garage and a 27-unit apartment building for corporate use. In addition, approximately 171,000 square feet of office space is leased and occupied in a nearby office building.

The Company owns and occupies seven facilities in Portland, Maine, with 850,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. During 2003, the Company sold a facility with office space totaling 116,000 square feet. As part of the transaction, the Company entered into a five year lease of the space it currently occupies in that building. In addition, approximately 164,000 square feet of office space is leased and occupied in two additional buildings.

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

The Company also owns office buildings in the United Kingdom which serve as the home offices of Unum Limited. The property in the United Kingdom is located in Dorking, with approximately 67,000 square feet of office space located on approximately 55 acres with a portion developed for employee parking. In addition, approximately 39,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke and another 14,000 square feet of leased office space serves five major city locations in England and Scotland.

The Company leases and occupies approximately 111,600 square feet of office space in Glendale, California and 146,400 square feet in facilities located in Ontario, Canada. The leased Canadian office space will either be assigned to the buyer of that operation or terminated through lease buyouts upon closing of the sale of the Canadian branch during the first half of 2004. Additionally, the Company leases other office space, for periods principally from five to ten years, for use by its affiliates and sales forces.

The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Item 8 Note 15 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM.

Common stock information is shown as follows:

	Market Price		Dividend
	High	Low
2003
1st Quarter	$19.5400	$5.9100	$0.1475
2nd Quarter	14.2800	8.7000	0.0750
3rd Quarter	15.7500	12.0000	0.0750
4th Quarter	16.8100	14.0000	0.0750

2002
1st Quarter	$29.7000	$25.9800	$0.1475
2nd Quarter	29.4900	24.0000	0.1475
3rd Quarter	25.4000	17.6400	0.1475
4th Quarter	21.4900	16.3000	0.1475

As of March 1, 2004, there were 19,628 registered holders of common stock.

For information on restrictions relating to the Company’s insurance subsidiaries’ ability to pay dividends to the Company see “Risk Factors – Dividends” contained herein in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Item 8 Note 16 of the “Notes to Consolidated Financial Statements.”

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Item 12 included herein.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars)

	At or for the Year Ended December 31
	2003	2002	2001	2000	1999
Statement of Operations Data
Revenue
Premium Income	$7,615.7	$7,151.1	$6,797.2	$6,791.8	$6,597.1
Net Investment Income	2,158.4	2,028.9	1,951.1	2,004.2	2,013.5
Net Realized Investment Income (Loss)	(173.8)	(309.1)	(100.0)	(54.6)	85.9
Other Income	391.3	388.2	354.2	329.8	339.7

Total	9,991.6	9,259.1	9,002.5	9,071.2	9,036.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	$7,868.1	$6,324.8	$5,983.9	$6,166.4	$6,569.7
Commissions	844.1	820.2	744.1	719.3	878.1
Interest and Debt Expense	187.2	162.4	169.6	181.8	137.8
Other Expenses (1) (2) (3)	1,527.4	1,358.5	1,351.1	1,182.5	1,609.6

Total	10,426.8	8,665.9	8,248.7	8,250.0	9,195.2

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(435.2)	593.2	753.8	821.2	(159.0)
Income Tax (Benefit)	(170.6)	196.3	216.1	284.0	17.8

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(264.6)	396.9	537.7	537.2	(176.8)
Income (Loss) from Discontinued Operations, Net of Tax (4)	(161.7)	11.4	3.5	1.7	(6.1)
Cumulative Effect of Accounting Principle Change, Net of Tax (5)	39.9	(7.1)	—	—	—

Net Income (Loss)	$(386.4)	$401.2	$541.2	$538.9	$(182.9)

Balance Sheet Data
Assets	$49,718.3	$45,259.5	$42,442.7	$40,363.9	$38,447.5
Long-term Debt (6)	$2,789.0	$1,914.0	$2,004.2	$1,615.5	$1,166.5
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company (6)		$300.0	$300.0	$300.0	$300.0
Accumulated Other Comprehensive Income (Loss)	$1,171.2	$777.4	$111.3	$166.0	$(18.9)
Other Stockholders’ Equity	6,099.8	6,065.8	5,828.6	5,409.5	5,001.1

Total Stockholders’ Equity	$7,271.0	$6,843.2	$5,939.9	$5,575.5	$4,982.2

	At or for the Year Ended December 31
	2003	2002	2001	2000	1999
Per Share Data
Income (Loss) from Continuing Operations (7)
Basic Earnings Per Share	$(0.96)	$1.64	$2.22	$2.23	$(0.74)
Diluted Earnings Per Share	$(0.96)	$1.63	$2.21	$2.22	$(0.74)

Income (Loss) from Discontinued Operations
Basic Earnings Per Share	$(0.58)	$0.05	$0.02	$0.01	$(0.03)
Diluted Earnings Per Share	$(0.58)	$0.05	$0.01	$0.01	$(0.03)

Cumulative Effect of Accounting Principle Change
Basic Earnings Per Share	$0.14	$(0.03)	$—	$—	$—
Diluted Earnings Per Share	$0.14	$(0.03)	$—	$—	$—

Net Income (Loss)
Basic Earnings Per Share	$(1.40)	$1.66	$2.24	$2.24	$(0.77)
Diluted Earnings Per Share	$(1.40)	$1.65	$2.22	$2.23	$(0.77)

Stockholders’ Equity	$24.55	$28.33	$24.52	$23.12	$20.73

Cash Dividends	$0.37	$0.59	$0.59	$0.59	$0.58
Weighted Average Common Shares Outstanding
Basic (000s)	276,132.2	242,032.9	241,824.9	240,880.4	239,080.6
Assuming Dilution (000s)	276,132.2	243,070.1	243,608.7	242,061.0	239,080.6

(1)	Includes the net increase in deferred policy acquisition costs, amortization of value of business acquired and goodwill, compensation expense, and other operating expenses.
(2)	In 2001, the Company early redeemed $172.5 million of debt and wrote off the remaining associated deferred debt costs of $4.5 million. The write-off was previously reported as an extraordinary loss, net of a $1.6 million tax benefit. The Company adopted Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective January 1, 2003, and reclassified the 2001 loss to conform to current reporting requirements.
(3)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets effective January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not to exceed 40 years. Had amortization of goodwill been excluded from expenses for the years ended December 31, 2001, 2000, and 1999, net income (loss) would have been $561.5 million, $560.3 million, and $(159.6) million, respectively, and net income (loss) per common share assuming dilution would have been $2.30, $2.31, and $(0.67), respectively.
(4)	In conjunction with the fourth quarter 2003 classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, are included in the 2003 loss from discontinued operations.
(5)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, in 2003 and SFAS 142 in 2002.

(6)	In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Company adopted the provisions of FIN 46 in 2003, resulting in the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company and an increase of $300.0 million in long-term debt.
(7)	Excludes cumulative effect of accounting principle change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is the largest provider of group and individual income protection insurance products and a leading provider of life, accident, and long-term care products in the United States and the United Kingdom. Through its U.S. brokerage operation, which represents approximately 82 percent of total segment operating revenue, the Company markets a portfolio of group, individual, and voluntary benefit products and services to employers and their employees, as well as offering a limited number of products to individual customers. The Company believes that its product line, its commitment to high quality service, and its claims management approach position the organization well to compete in this highly competitive business. In addition to competition, portions of the Company’s business are sensitive to economic and financial market factors, including consumer confidence, employment levels, and the level of interest rates.

In 2003, there were a number of areas of the business that met expectations, including the Company’s United Kingdom and Colonial operations, and its U.S. brokerage group life, voluntary, and individual income protection – recently issued business lines. Other areas, primarily the group income protection and individual income protection – closed block business lines, faced significant challenges, which the Company addressed over the course of the year, as described below.

Themes that help in understanding the Company’s 2003 results include:

•	The Company’s experience has been that its U.S. group disability claim trends are correlated with consumer confidence levels and employment growth. In periods with falling or negative growth in employment, or low consumer confidence, the Company has experienced a corresponding increase in disability claim incidence and greater difficulty in returning disabled insureds to work. According to the U.S. Department of Labor, the United States economy lost 2.4 million jobs during the time period between December 2000 and December 2003 and experienced a change in the unemployment rate from 4.2 percent in January 2001 to 5.7 percent in December 2003. During the same period, the consumer confidence index, as measured by the Conference Board, fell from 115.7 to 91.7, a 20.7 percent decrease. From 2001 through 2003, the Company experienced an increase in submitted group income protection claims of approximately 6.6 percent. During 2003, claim resolution rates, which partially reflect the Company’s ability to return disabled insureds to work, were lower than in any year since 1999. The combined impact of higher claim incidence and lower than usual claim resolutions contributed to the Company’s reserve strengthening during 2003 for its group income protection reserves.

During the second half of 2003, claim resolution rates increased 7.5 percent from the lower levels experienced during the fourth quarter of 2002 through the second quarter of 2003. Claim incidence rates continue at historically high levels and are an important part of the Company’s 2004 plans, addressed below.

•	An unfavorable investment environment has a detrimental effect on both the Company’s revenue and expenses. From the end of 2000 through the end of 2003 the yield on the benchmark 10-year U.S. Treasury note declined from 5.11 percent to 4.25 percent. This investment environment affected the Company in three ways. First, a large portion of the Company’s investment portfolio is invested in fixed income securities to pay future policyholder benefits. Falling investment yields increase the amount of reserves which must be established to pay future policyholder liabilities. Unless the Company can increase its prices to reflect these lower investment yields, the lower yields place pressure on profit margins. Second, cash flows from existing investments due to interest payments, sales and maturities of securities, or prepayments must be reinvested at lower current rates, which lower the net investment income earned on the investment portfolio. Third, falling investment yields have an impact on employee benefits costs in general, primarily the cost of providing pension benefits to employees. Along with rising medical costs, the investment environment since 2001 has put pressure on all employee benefits costs, including the price of products sold by the Company.

During 2003, the Company addressed the investment environment by:

-	Strengthening its existing claim reserves for its group income protection business $300.0 million before tax to reflect the actual change in investment portfolio investment yield rates during 2003 and the expectation of lower future investment portfolio yield rates;

-	Lowering the discount rate for reserves established for new group and individual income protection claims to levels consistent with today’s lower levels of interest rates; and,

-	Reducing its holdings in below-investment-grade securities from 10.4 percent of investments (on a carrying value basis) at year end 2002 to 7.8 percent at the end of 2003.

In addition, the improving trend in the investment credit market as well as the reduction in below-investment grade securities reduced the Company’s level of unrealized losses in its fixed maturity bond portfolio from $1.1 billion at the end of 2002 to $491.0 million at the end of 2003. The Company also experienced improvement in the amount of unrealized losses on below-investment-grade securities in an unrealized loss position for over one year.

•	The Company has faced increased media, regulatory, and litigation actions. Beginning in October 2002, the Company became the subject of a number of media stories that criticized its processing of disability claims. This negative media attention created a significant public relations challenge for the Company. As a result of this negative attention, the Company has experienced an increase in attention from its regulators, particularly state insurance departments. In addition, more than 20 purported class action and stockholder derivative lawsuits have been brought against the Company and/or its subsidiaries’ directors and officers. Refer to Item 8 Note 15 of the “Notes to Consolidated Financial Statements” for information on the Company’s litigation.

The Company has responded to this negative publicity by increasing its communication level with all of its constituents, to be sure all these individuals are equipped with the facts. The Company is also being responsive to all inquiries concerning its processes and practices, and while it responds to these various parties the Company has continued to review its existing processes and practices and has made refinements and improvement in procedures – an approach it has followed for many years. Although this adverse publicity has made it more difficult to compete in the marketplace, the Company has not experienced any material change in sales, persistency, or sales force personnel as a result of the negative attention. The Company believes that its strong relationships with its producers and customers, supported by consistent service and claim handling, have been significant factors in maintaining its strong reputation in the market.

•	Claim and investment results combined to weaken the Company’s balance sheet in late 2002 and early 2003, leading the Company to raise capital in various ways in mid- to late-2003. The cumulative effect of statutory investment portfolio losses and claim results reduced the Company’s risk-based capital ratio for its U.S. insurance subsidiaries. The weighted average risk-based capital ratio based on the NAIC Company Action Level formula moved from 250 percent as of December 31, 2001 to 210 percent as of December 31, 2002.

Actions to restore balance sheet strength during 2003 included:

-	Selling $1.150 billion in equity and equity-related securities, with a portion of the proceeds used to reduce intercompany borrowing by $535.0 million and increase the capital level of the Company’s U.S. insurance subsidiaries through capital contributions of $510.0 million in cash; and,

-	Entering into agreements to sell several non-core businesses and product lines on terms that result in increased statutory capital. Specifically, the Company entered into agreements to divest its Canadian branch operation, its majority interest in its subsidiary in Argentina, and its income protection subsidiary in Japan. In the United States, it reinsured certain of its insurance policies distributed through associations.

The cumulative result of these efforts was to restore the Company’s risk-based capital ratio to 247 percent as of December 31, 2003. With the anticipated closing of the sale of the Canadian operation in the first half of 2004, the Company expects that its risk-based capital ratio will be approximately 277 percent, the highest level since the 1999 merger of Unum and Provident.

•

Key elements to success in the Company’s U.S. brokerage group income protection business are appropriate underwriting and pricing. Beginning in the second half of 2003, the Company instituted more disciplined underwriting and pricing for both new and renewal business in this line. While this approach is believed to be best for the long term, it may result in lower sales and/or lower persistency of existing business in the near term. The

Company’s underwriting and pricing strategy may place it in a somewhat competitive disadvantage in the near term, although it is believed that it will produce improved profit margins over time. While price will always be a paramount factor in buying decisions, the Company believes that its products, services, and prices, taken as a whole, give it a competitive position. These steps are intended to position the Company to benefit from a recovering economy and are discussed throughout Item 7.

Despite these improvements in 2003, the Company’s U.S. brokerage group income protection business line continued to perform below expectations. The key actions to restore the U.S. brokerage group income protection profitability include:

-	Shifting emphasis from revenue growth to profit margin expansion in this line;

-	Raising prices and remaining more disciplined in risk selection;

-	Restoring a more balanced mix of business between small, medium, and large employer customers, shifting the Company’s focus from large case business which is often more price sensitive and vulnerable to weak economic conditions; and,

-	Improving the cost structure of the Company and lowering the expense ratios.

While taking the actions needed to restore profitability in the Company’s U.S. brokerage group income protection business, the Company intends to continue to maintain, if not improve upon, the performance in its other lines of business and subsidiaries. The Company’s expectation is that over time the U.S. brokerage group income protection results will improve, and other areas will become more significant contributors to the Company’s overall results.

The remaining sections of Item 7 discuss the critical accounting policies, significant transactions and events, segment operating results, discontinued operations, consolidated investments, liquidity and capital resources, current debt and financial strength ratings, and other pertinent information for the Company and its insurance subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8.

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

Claim reserves on continuing operations, net of ceded reinsurance, were $20.4 billion at December 31, 2003. Claim reserves, in general, are an estimate of the current value of future, otherwise unfunded, benefit commitments or liabilities. The calculation of claim reserves involves numerous assumptions. In setting these assumptions, the Company depends upon industry information and experience, Company experience and analysis, and reasoned judgment. There can be no guarantee that these assumptions individually, or collectively, will be duplicated by actual experience over time. The primary assumptions related to claim reserves are the discount rate, the claim resolution rate, and the incidence rate for incurred but not reported (IBNR) claims.

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the current value of those cash flows. It is important since higher discount rates produce lower reserves. If the discount rate is higher than future investment returns, the Company’s reserves will not earn sufficient investment income to support future liabilities. In this case, the reserves will eventually be insufficient. Alternatively, if a discount rate is chosen that is too low relative to future investment results, the reserve, and thus the claim cost in the current period, will be overstated and profits will be accumulated in the reserves rather than released to current shareholders through earnings. The Company sets its discount rate assumptions very carefully in conjunction with the current and expected future investment income rate of the assets supporting the reserves. If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate on new claims will be established below or above the discount rate on existing claims. It is the Company’s intent to use a discount rate that provides some margin for adverse movement in the investment portfolio yield rate. Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the group long-term income protection claim discount rate would have changed a quarter’s incurred claim cost in 2003 by approximately $5.0 million.

The claim resolution rate is the rate of probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the insured, or a change in status in any given period. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. A claim closes due to maximum benefits being paid if all of the contractual benefits under the policy have been paid. A claim also closes if the policyholder recovers from his or her disability and is no longer receiving disability benefit payments or if the policyholder dies in the period. A claim may change status during the period. For example, a policyholder receiving disability benefits may return to part time work, and the claim benefit may be reduced to reflect the change to partial disability. Establishing claim resolution assumptions is very complex and involves many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, etc. Claim resolution assumptions also vary by duration of disability and time since initially becoming disabled. The Company uses its extensive claim experience and analysis to develop its claim resolution assumptions. Claim resolution experience is studied over a number of years with more weight placed on the more recent experience. Claim resolution assumptions are established to represent the Company’s future resolution rate expectations. Due to the individual nature of each claim, it is unlikely that the claim resolution rate will be accurate for any particular claim. The Company establishes its claim resolution assumptions to apply as an average to its large base of active claims. In this manner, the assumed rates are much more accurate over the broad base of claims. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of resolution rate. For example, a 100 basis point increase or decrease in the group long-term income protection claim resolution rate would have changed a quarter’s incurred claim cost in 2003 by approximately $3.0 million.

The Company has liability for claims that have been incurred but not reported to the Company and must establish a liability for these claims equal to the present value of the expected benefit payments. In addition to the discount rate and claim resolution rate, the incidence rate is also a primary assumption in the IBNR reserve. The incidence rate is the rate at which new claims per thousand insured lives are submitted to the Company. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The Company establishes the incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations. As the actual claims are reported and claim reserves are established, the accuracy of the IBNR emerges. While the Company expects its IBNR reserve to be appropriate over the long term, it will not always equal, in a particular reporting period, the actual reserve established for a reported claim. For example, a 10 basis point deviation in the actual incidence rate from that assumed in the IBNR reserve would have resulted in an increase or decrease of approximately $10.0 million in claim reserves established during a quarter in 2003, relative to the IBNR reserve previously established to cover those claims.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 94 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. The estimated premium income in the early years of the amortization period is higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience. The Company will experience accelerated amortization if policies terminate earlier than projected.

Deferred costs related to group and individual income protection products are amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 45 percent and 75 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group life products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for group and individual long-term care products are amortized over a twenty-year period, with approximately 50 percent and 75 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. Due to the Company’s actual persistency experienced in recent years relative to what was expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and 2003 for certain of its products to reflect the Company’s current estimate of persistency. This accelerates the amortization of group income protection and group life acquisition costs deferred in those years into the early life of the policy.

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

Private placement fixed maturity securities, including the fixed maturity securities reported as discontinued operations, had a carrying value of approximately $3.7 billion, or 12.0 percent of total fixed maturity securities at December 31, 2003. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2003, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.25 percent for five-year maturities to 5.07 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.64 percent to 1.52 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2003 net unrealized gain in the fixed maturity securities portfolio by approximately $2.4 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If it is subsequently determined that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in the consolidated statements of operations. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but the Company reviews on an annual basis the carrying amount of goodwill for indications of impairment, with consideration given to financial performance and other relevant factors. In accordance with accounting guidance, the Company tests for impairment at either the operating segment level or one level below. In addition, certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition would cause the Company to review goodwill for impairment more frequently than annually. Changes in the Company’s businesses, such as the sale of the Canadian branch, may require impairment testing and can result in impairment. Changes in the Company’s reporting segments can change the level at which goodwill is tested and may result in an impairment of goodwill at the time the reporting segments are changed.

The goodwill reported as an asset in the Company’s consolidated statements of financial condition is attributable primarily to the acquisition of Paul Revere and relates to individual income protection business. The impairment testing for the individual income protection goodwill involves estimating the fair value of the individual income protection block of business based upon the present value of future cash flows using assumptions as to future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the business for purchase. Adverse changes in any of these factors could result in an impairment of goodwill.

Income Taxes

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s valuation allowance relates primarily to foreign net operating loss carryforwards. The Company has considered forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event the Company determines that it might not be able to realize all or part of the net deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability. Management believes that adequate accruals have been provided for all years; however, the amount ultimately paid upon resolution of issues raised could differ materially from the amount accrued.

2003 Significant Transactions and Events

Acquisitions and Dispositions

During 2003, the Company’s insurance subsidiary in the United Kingdom, Unum Limited, acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd (Sun Life) together with the renewal rights to Sun Life’s group life business, at a price of approximately $37.2 million. Also in 2003, Unum Limited entered into an agreement with Swiss Life (UK) plc (Swiss Life) wherein Unum Limited would become responsible for the ongoing administration and management of the United Kingdom portion of Swiss Life’s group income protection claims portfolio, and Swiss Life would also reinsure this portfolio to Unum Limited. Unum Limited will also become a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. The arrangement became effective January 1, 2004.

During 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The transaction is expected to improve the statutory capital position of the Company’s insurance subsidiary which currently owns the Canadian branch, Provident Life and Accident Insurance Company, and is expected to close during the first half of 2004. The Canadian branch is accounted for as an asset held for sale at December 31, 2003 and also meets the accounting criteria for being reported as a discontinued operation in the consolidated financial statements. In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, are included in the 2003 loss from discontinued operations in the consolidated statements of operations. See “Discontinued Operations” contained herein in Item 7 and Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the Company’s discontinued operations.

With the goal of focusing on its core operations, in 2003, the Company entered into agreements to sell its Japanese operation and reduce its ownership position in its Argentinean operation. The Company entered into an agreement to sell its wholly-owned subsidiary Unum Japan Accident Insurance Co., Ltd. to Hitachi Capital Corporation (Hitachi). The Company also entered into an agreement with Hitachi to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. The Japanese operation is accounted for as an asset held for sale, and in conjunction with that classification, during the fourth quarter of 2003, the Company recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. The Company also recognized a tax benefit of $6.8 million. The transaction closed in January 2004.

Regarding the Company’s reduction of its ownership position in its Argentinean operation, the Company entered into an agreement in principle that will result, upon completion of the restructuring, in a 40 percent Company ownership interest in the Argentinean operation. The transaction is expected to close in March 2004, subject to the execution and closing of a definitive agreement and approval by Argentine regulators. The Argentinean operation is accounted for as an asset held for sale at December 31, 2003, but not as a discontinued operation because of the Company’s partial ownership and continuing involvement in the operation after the transaction is completed. During the fourth quarter of 2003, the Company recognized an impairment loss of $13.5 million before tax and $11.3 million after tax related to this operation.

Furthering its goal of divesting its non-core operations, during 2003, the Company reinsured on a 100 percent indemnity coinsurance basis for non-New York policies and a 90 percent indemnity coinsurance basis for New York policies certain of its insurance policies sold through trade associations and ceded approximately $121.0 million of reserves to the reinsurer. The annual premium on the block reinsured was approximately $40.0 million and related primarily to individual income protection policies. The transaction had an effective date of April 1, 2003.

Financing

In order to strengthen its capital position, during 2003, the Company issued 45,980,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $476.3 million in proceeds from the sale of the shares after deducting underwriting discounts. Also in 2003, the Company issued 20,000,000 8.25% adjustable conversion-rate equity security units (units) in a public offering and received approximately $485.0 million in proceeds from the sale of the units after deducting underwriting discounts. Subsequently in 2003, the Company sold 6,897,000 additional shares of common stock and 3,000,000 additional units pursuant to the exercise of the underwriters’ overallotment option relating to the above offering resulting in proceeds to the Company of approximately $71.4 million and approximately $72.8 million, respectively, after deducting underwriting discounts. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and (b) a 1/40, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000. Proceeds from the offerings were used primarily to increase the capitalization of the Company’s insurance subsidiaries and to repay amounts loaned to the Company from its insurance subsidiaries. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock.

Reserve Strengthening

In April 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, IBNR reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefit and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 6.5 percent increase in total net group long-term income protection reserves as of March 31, 2003, which for continuing operations equaled $7.017 billion prior to this increase and equaled $6.618 billion as of December 31, 2002.

In January 2004, the Company completed its annual review of claim reserves to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. Based upon this review, as of December 31, 2003, the Company increased its group long-term income protection claim reserves by $421.0 million and its group short-term income protection claim reserves by $19.0 million, for a total increase of $440.0 million before tax and $286.0 million after tax. Approximately $300.0 million of the reserve strengthening reflected implementation of a lower discount rate for the Company’s group income protection claim reserves. The discount rate was lowered to reflect the Company’s actual change in investment portfolio yield rates during 2003, the expectation of future investment portfolio yield rates, and the Company’s new discount rate management approach of maintaining a wider spread between its group income protection portfolio investment yield rate and its average discount rate. The Company’s new discount rate management approach is intended to better reflect the current investment environment and position the Company to be more responsive with discount rates on new incurred claims as changes to the investment environment emerge. Approximately $140.0 million of the reserve increase related to a strengthening of the morbidity assumptions to reflect the impact of the Company’s view of a continuing jobless economic recovery on claim incidence and severity. Of this amount, approximately $64.0 million was established to reflect higher claim incidence expectations. Claim incidence in the second half of 2003 was 8.4 percent higher than the first half of the year and 5.8 percent above the second half of 2002. The Company’s January 2004 review indicated that claim incidence is expected to continue at an elevated level for several quarters as the Company believes that early indications of a recovering economy are not yet reflected in improved consumer confidence or job creation. Also included in the $140.0 million strengthening was approximately $76.0 million to reflect higher severity expectations driven primarily by a lengthening of claim duration expectations in those claims that have been open 36 months or longer. The $440.0 million reserve increase represented a 5.4 percent increase in total net group income protection reserves as of December 31, 2003, which totaled $8.186 billion prior to this increase.

Accounting Pronouncements

FIN 46

Effective December 31, 2003, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 expands upon ARB No. 51, Consolidated Financial Statements, to address financial accounting and reporting for certain entities in which a controlling financial interest cannot be identified based on an evaluation of voting interests.

Transition to the provisions of FIN 46 required the Company to consolidate four special purpose entities whose purposes are to support the Company’s investment objectives. Prior to December 31, 2003, these entities were accounted for as fixed maturity securities in the available for sale portfolio and carried at fair value which was derived from the fair value of the underlying assets. These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair value of the underlying forward and swap contracts was $133.9 million at the time of transition to FIN 46, which was equivalent to the fair value at which they would have been reported as fixed maturity securities prior to the adoption of FIN 46. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $61.8 million, $7.0 million, and $51.7 million, respectively, at the time of transition to FIN 46, which were equivalent to the fair values at which they would have been reported as fixed maturity securities. The adoption of FIN 46 had no impact on the fair value of total invested assets reported in the Company’s consolidated statements of financial condition.

Adoption of FIN 46 also resulted in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation was the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the consolidated statements of financial condition and an increase of $300.0 million in long-term debt. See Notes 1, 4, and 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of FIN 46.

Derivatives Implementation Group Issue B36

Effective October 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. DIG Issue B36 addresses financial accounting and reporting for embedded derivatives in modified coinsurance contracts that incorporate credit risk exposure unrelated to the credit risk of the counterparty to the reinsurance contract and requires the bifurcation of any such derivative from the host reinsurance contract. The change in the fair value of the derivative is reported as a realized investment gain or loss during the period of change.

The Company has two reinsurance contracts for which DIG Issue B36 is applicable. Transition to the provisions of DIG Issue B36 required the Company to value the credit risk provisions in these contracts as derivatives. The derivatives are now reported in the Company’s consolidated statements of financial condition at their current fair values, with the change in fair value since inception of the reinsurance contracts up to the date of adoption reported as a cumulative effect of accounting principle change. The Company includes in miscellaneous assets a deposit asset for one of the applicable reinsurance contracts. The deposit asset is comprised of the Company’s experience layer and previously included unrealized gains or losses on the marketable securities held in the trust. Under the provisions of DIG Issue B36, the Company will no longer report the unrealized gains or losses on the marketable securities held in the trust as an adjustment to the value of the deposit asset. The unrealized gain or loss is now attributed to the value of the embedded derivative and is reported as such.

The adoption of DIG Issue B36 resulted in an increase in fixed maturity securities of $61.3 million to record the fair value of the embedded derivatives, a decrease of $116.1 million in miscellaneous assets, $18.4 million in reinsurance receivable, and $134.5 million in accumulated other comprehensive income (net unrealized gain on securities) to eliminate the previously reported adjustment to fair value of the marketable securities held in the trust and the related effects on claim reserves, and a $39.9 million cumulative effect of accounting principle change, net of $21.4 million in tax. The fair value of the embedded derivatives related to these reinsurance contracts was $62.1 million as of December 31, 2003. See Item 8, Notes 1 and 5 of the “Notes to Consolidated Financial Statements” for further discussion.

Stock Compensation

The Company has various stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The adoption increased before tax operating expenses for 2003 approximately $0.9 million.

Other

Continued declines in the performance of equity investment markets combined with steadily increasing pension liabilities reduced the Company’s U.S. and foreign pension plans funding levels such that in December 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), the Company recorded a $145.0 million non-cash minimum pension liability adjustment, net of tax, to accumulated other comprehensive income in stockholders’ equity. In December 2003, as a result of improvements in the performance of the equity investment markets, the Company reduced the non-cash minimum pension liability adjustment by $19.7 million, net of tax.

The Company’s net periodic benefit cost for its U.S. and foreign pension plans, which is calculated in accordance with SFAS 87, increased in 2003 due to the decline in the stock market and the general decline in overall corporate bond yields used to establish the discount rate for projecting the benefit obligation. The net periodic benefit cost for 2003 was $51.8 million compared to a $2.7 million net periodic benefit cost for 2002. Based on projections as of December 31, 2003, the Company estimates its net periodic benefit cost for 2004 will be in the range of $56.0 million to $60.0 million. See “Pension and Postretirement Benefits Plans” contained herein for further discussion.

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

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. The Company completed the required tests during 2002 and determined the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a cumulative effect of accounting principle change in the consolidated statements of operations.

In 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

As previously discussed, in December 2002, the Company recorded a $145.0 million non-cash minimum pension liability adjustment, net of deferred federal income tax, to accumulated other comprehensive income in stockholders’ equity.

During 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis, at a price of $2.8 million. This acquisition has served to strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

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

During 2001, the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. This early redemption was expected to lower the Company’s financing costs in 2002 through the use of commercial paper available at lower interest rates. The early extinguishment of debt resulted in a write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities, which decreased net income $2.9 million.

In 2001, the Company acquired the assets of EmployeeLife.com, an Internet Capital Group partner company. This acquisition has served to enhance customer service by offering internet business solutions to help employers efficiently manage and administer employee benefits. The Company also acquired Resource Opportunities, Inc. (ROI), a national provider of medical and vocational case management services. ROI has helped improve GENEX’s ability to service its customers, in turn benefiting the Company’s insurance customers.

Also in 2001, the Company sold Provident National Assurance Company, an inactive insurance subsidiary. Provident National Assurance Company’s general account liabilities were reinsured by another subsidiary of the Company, and the excess capital and surplus was transferred to the parent to reduce short-term borrowings.

During 2001, the Company wrote off the remaining goodwill balance related to its operation in Argentina, resulting in a $5.4 million decrease in income before tax and net income.

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

Consolidated Operating Results

The following table presents consolidated financial information for the years indicated.

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Revenue
Premium Income	$7,615.7	6.5%	$7,151.1	5.2%	$6,797.2
Net Investment Income	2,158.4	6.4	2,028.9	4.0	1,951.1
Net Realized Investment Loss	(173.8)	(43.8)	(309.1)	209.1	(100.0)
Other Income	391.3	0.8	388.2	9.6	354.2

Total	9,991.6	7.9	9,259.1	2.9	9,002.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,868.1	24.4	6,324.8	5.7	5,983.9
Commissions	844.1	2.9	820.2	10.2	744.1
Interest and Debt Expense	187.2	15.3	162.4	(4.2)	169.6
Deferral of Policy Acquisition Costs	(665.9)	(0.8)	(671.4)	1.7	(660.5)
Amortization of Deferred Policy Acquisition Costs	458.6	15.0	398.9	(5.6)	422.6
Amortization of Value of Business Acquired	37.5	(3.8)	39.0	(13.5)	45.1
Amortization of Goodwill	—	N.M.	—	N.M.	21.2
Compensation Expense	779.8	6.5	732.2	3.5	707.2
Other Operating Expenses	917.4	6.7	859.8	5.4	815.5

Total	10,426.8	20.3	8,665.9	5.1	8,248.7

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(435.2)	(173.4)	593.2	(21.3)	753.8
Income Tax (Benefit)	(170.6)	(186.9)	196.3	(9.2)	216.1

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(264.6)	(166.7)	396.9	(26.2)	537.7
Income (Loss) from Discontinued Operations, Net of Tax	(161.7)	N.M.	11.4	225.7	3.5
Cumulative Effect of Accounting Principle Change, Net of Tax	39.9	N.M.	(7.1)	N.M.	—

Net Income (Loss)	$(386.4)	(196.3)	$401.2	(25.9)	$541.2

N.M.	= not a meaningful percentage

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Income Protection Segment
Fully Insured Products
Group Long-term Income Protection	$380.6	(0.4)%	$382.2	0.5%	$380.4
Group Short-term Income Protection	127.2	(1.6)	129.3	(20.7)	163.0
Individual Income Protection	134.9	(8.1)	146.8	6.1	138.3
Group Long-term Care	27.0	14.9	23.5	8.3	21.7
Individual Long-term Care	43.9	(31.1)	63.7	18.4	53.8

Total Fully Insured Products	713.6	(4.3)	745.5	(1.5)	757.2

Administrative Services Only (ASO) Products
Group Long-term Income Protection	6.5	35.4	4.8	220.0	1.5
Group Short-term Income Protection	14.4	(28.7)	20.2	62.9	12.4

Total ASO Products	20.9	(16.4)	25.0	79.9	13.9

Income Protection Segment	734.5	(4.7)	770.5	(0.1)	771.1

Life and Accident Segment
Group Life	269.3	(6.7)	288.6	(16.6)	346.2
Accidental Death & Dismemberment	26.6	(35.3)	41.1	(22.9)	53.3
Brokerage Voluntary Life and Other	75.3	31.0	57.5	37.6	41.8

Life and Accident Segment	371.2	(4.1)	387.2	(12.3)	441.3

Colonial Segment	285.2	10.9	257.1	5.8	243.0

Total Sales from Continuing Operations	1,390.9	(1.7)	1,414.8	(2.8)	1,455.4

Discontinued Operations	36.6	6.1	34.5	(12.9)	39.6

Total	$1,427.5	(1.5)	$1,449.3	(3.1)	$1,495.0

The Company has field sales personnel who specialize in (1) employer-provided plans for employees and (2) supplemental benefit plans that include multi-life income protection and long-term care product offerings and products sold to groups of employees through payroll deduction at the workplace. These field sales personnel partner with Company representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts. The Company focuses on integrated selling and expects that this organizational focus on customers will continue to favorably affect sales growth, but management intends to maintain pricing discipline to balance sales growth and profitability, which may slow the rate of long-term sales growth. The Company also utilizes an agency field sales force to market the products offered by its Colonial segment.

During 2003, the Company introduced a distribution model for the sale of individual income protection and individual long-term care insurance products reported in the income protection segment whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices. Previously, sales of most single policies had been handled through the Company’s field sales organization. The Company intends to maintain its focus on workplace customers and increased integration between individual multi-life and group offerings by continuing to provide highly focused field support.

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

The results shown above are discussed under the segment operating results, as applicable. Prior year amounts have been restated to conform to current year reporting of ASO fees, which were previously reported on a premium equivalent basis.

Segment Operating Results

As previously discussed in Item 1 contained herein, effective January 1, 2003, the Company’s new segment reporting includes the following five business segments: Income Protection segment, Life and Accident segment, Colonial segment, Other segment, and Corporate segment. Prior year numbers have been reclassified to conform to the new segment reporting.

In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, results of discontinued operations, and cumulative effects of accounting principle changes. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP).

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax and cumulative effect of accounting principle changes as presented in the Company’s consolidated operating results reported herein and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of the Company’s overall profitability. Due to factors discussed under “Risk Factors – Investments” contained herein in Item 1 and the Company’s exposure to below-investment-grade fixed maturity securities, as discussed in a subsequent section of this Management’s Discussion and Analysis, the Company may experience realized investment losses. The realization of investment gains and losses will affect future earnings levels as the underlying business is long-term in nature and requires that the Company be able to earn the assumed interest rates in its liabilities. A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income or loss by segment to consolidated net income or loss is as follows.

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Operating Revenue by Segment	$10,165.4	$9,568.2	$9,102.5
Net Realized Investment Loss	(173.8)	(309.1)	(100.0)

Revenue	$9,991.6	$9,259.1	$9,002.5

Operating Income (Loss) by Segment	$(261.4)	$902.3	$853.8
Net Realized Investment Loss	(173.8)	(309.1)	(100.0)
Income Tax (Benefit)	(170.6)	196.3	216.1
Income (Loss) from Discontinued Operations, Net of Tax	(161.7)	11.4	3.5
Cumulative Effect of Accounting Principle Change, Net of Tax	39.9	(7.1)	—

Net Income (Loss)	$(386.4)	$401.2	$541.2

As previously noted, the Company has entered into an agreement to dispose of its Canadian branch. Due to this agreement, the results of the Canadian branch are reflected as discontinued operations in the consolidated statements of operations in each of the years for which results are presented. Accordingly, the discussion of results by segment below does not include amounts related to those operations. The sale of the Company’s Japanese operation does not meet the accounting criteria for discontinued operations because of the Company’s ongoing reinsurance arrangement with the buyer of that company.

Income Protection Segment Operating Results

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Operating Revenue
Premium Income
Group Long-term Income Protection	$2,402.9	9.3%	$2,198.7	7.1%	$2,053.5
Group Short-term Income Protection	630.9	4.9	601.6	6.1	567.2
Individual Income Protection - Recently Issued	498.6	14.7	434.6	10.4	393.8
Individual Income Protection - Closed Block	1,028.5	(7.0)	1,106.3	(2.7)	1,136.8
Group Long-term Care	124.5	20.4	103.4	27.5	81.1
Individual Long-term Care	280.1	20.5	232.4	28.9	180.3

Total Premium Income	4,965.5	6.2	4,677.0	6.0	4,412.7
Net Investment Income	1,713.2	7.2	1,597.6	7.8	1,482.0
Other Income	332.9	10.4	301.5	13.9	264.6

Total	7,011.6	6.6	6,576.1	6.8	6,159.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	5,847.5	32.6	4,408.9	8.1	4,079.7
Commissions	491.1	(3.4)	508.3	10.5	460.0
Deferral of Policy Acquisition Costs	(340.6)	(9.1)	(374.6)	0.7	(372.1)
Amortization of Deferred Policy Acquisition Costs	232.3	13.6	204.5	(3.2)	211.2
Amortization of Value of Business Acquired	36.6	(1.3)	37.1	(13.3)	42.8
Operating Expenses	1,249.0	6.8	1,169.7	6.8	1,094.8

Total	7,515.9	26.2	5,953.9	7.9	5,516.4

Operating Income (Loss) Before Income Tax and Net Realized Investment Loss	$(504.3)	(181.1)	$622.2	(3.2)	$642.9

The Income Protection segment includes the group long-term and short-term income protection insurance, recently issued and closed block lines of individual income protection insurance, group and individual long-term care, and managed disability.

Sales

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Group long-term income protection sales on a fully insured basis decreased 0.4 percent during 2003 compared to 2002. The slight net decline occurred in the Company’s U.S. market, with a decline in the large-employer market more than offsetting growth in the small and mid-employer markets. Sales increased in the mid-employer market during 2003 as the Company began to shift its focus to this market, which is comprised of groups of 500 to 1,999 lives. The decrease in the U.S. sales was partially offset by growth of 42.9 percent in the Company’s United Kingdom operations. The Company also offers accounts handled on an administrative services only (ASO) basis, with the risk and responsibility for funding claim payments remaining with the customer. The Company reports the fee income on ASO business in “other income.” For ASO business, sales increased 35.4 percent for group long-term income protection relative to the prior year. Group short-term income protection sales for fully insured business decreased 1.6 percent while the ASO business decreased 28.7 percent in 2003 compared to 2002. The comparative decline for 2003 versus 2002 in short-term income protection ASO sales was primarily due to a large case sold in 2002.

Sales for individual income protection decreased 8.1 percent in 2003 relative to the prior year. Sales increased 40.7 percent in the Company’s brokerage voluntary income protection line of business, offset by declines in the Company’s United Kingdom operations and in the Company’s U.S. operations for non-voluntary income protection. The sales decline occurred primarily in the U.S. individual sales market rather than in the multi-life market. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 77 percent of 2003 sales and 73 percent for full year 2002 sales. Sales for group long-term care increased 14.9 percent over the prior year, while sales for individual long-term care decreased 31.1 percent.

As previously discussed, during 2003, the Company introduced a new distribution model for the sale of individual income protection and individual long-term care insurance products which will enable the Company to maintain its focus on workplace customers and increased integration between individual multi-life and group offerings. The Company also introduced changes in the individual long-term care product offering during 2003. These actions may slow the growth in sales of non multi-life individual income protection and individual long-term care insurance relative to historical trends.

The Company expects that the rate of sales growth for both group and individual income protection products may decline due to the current competitive pricing environment. The Company intends to continue to emphasize premium growth through a balance of new sales, renewal programs, and persistency of the existing block of business, but no assurance can be given that such premium growth will occur or be sustainable.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Fully insured sales for group long-term income protection increased $1.8 million in 2002 compared to the prior year. The Company’s U.S. operations reported a decrease of 3.8 percent, partially offset by a 19.4 percent sales increase in the Company’s United Kingdom operations. Sales in the U.S. operations declined in all case size markets, with the largest percentage decrease occurring in the small-employer market. Fully insured sales for short-term income protection were down 20.7 percent in 2002 compared to the prior year due to a decline in sales in all case size markets. Sales for short-term income protection ASO increased 62.9 percent compared to 2001.

Persistency and Renewal of Existing Business

The Company monitors persistency of its existing business and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. One way in which the Company monitors persistency is at the overall block of business level (i.e., group long-term income protection, group short-term income protection, and individual income protection). Persistency, at the overall block of business level, is the year-to-date rate at which existing business for all issue years in the block of business at the beginning of the period remains inforce at the end of the period. In determining whether additional amortization of deferred policy acquisition costs is required due to adverse persistency, the Company measures persistency by issue year (i.e., the rate at which existing business for that specific issue year at the beginning of the period remains inforce at the end of the period). The rate of persistency for an overall block of business may improve while individual issue years within the overall block of business may deteriorate and require additional amortization of deferred policy acquisition costs.

Persistency during 2003 for the overall block of group long-term income protection on average improved from that experienced in 2002. Persistency for fully insured short-term income protection also improved, on average, over the prior year. Persistency for short-term income protection ASO business declined relative to 2002. During 2002 and 2001, persistency for group long-term and short-term income protection was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of deferred policy acquisition costs of $12.9 million in 2002 and $26.3 million in 2001 for group income protection. There was no additional amortization of deferred policy acquisition costs in 2003. Since the Company’s actual persistency experienced in recent years was lower than that expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and 2003 to reflect its current estimate of persistency. This accelerates the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled”

amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The persistency of individual income protection and long-term care continues to be within expected levels.

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

Shown below are key performance indicators for group income protection.

	2003	2002	2001
Operating Revenue Growth	9.2%	7.1%	4.2%
Benefit Ratio (% of Premium Income) (1)	92.0%	83.5%	83.6%
Operating Expense Ratio (% of Premium Income)	22.6%	21.7%	21.1%
Operating Expense Ratio (% of Premium + Fee Income)	22.3%	21.5%	20.8%
Before-tax Operating Income Ratio (% of Premium Income) (1)	4.2%	12.5%	13.5%
Persistency - U.S. Group Long-term Income Protection	87.2%	86.5%	84.5%
Persistency - U.S. Group Short-term Income Protection	84.5%	81.5%	82.0%

(1)	Before-tax reserve strengthening of $894.0 million was excluded from the computation of the benefit ratio and the before-tax operating income ratio for 2003. Including this strengthening, the ratios would have been 121.5% and (25.3)%, respectively.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Group income protection reported operating revenue of $3,794.5 million for 2003 compared to $3,473.5 million for 2002. The operating loss was $767.2 million for 2003 compared to operating income of $350.4 million for 2002. As previously discussed, during the fourth and first quarters of 2003, the Company strengthened its group income protection claim reserves $440.0 million and $454.0 million, respectively.

Operating revenue for group income protection improved due to increases in both premium income and net investment income. The $233.5 million growth in premium income during 2003 compared to the prior year is due to new sales growth in 2002 and favorable renewal activity and improved persistency on the existing block of business. Also contributing to premium growth was the 2003 acquisition of the United Kingdom group income protection business of Sun Life, as previously discussed. Premium income in the Company’s United Kingdom group long-term income protection business increased 41.2 percent, or $108.4 million, in 2003 relative to 2002. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2003 relative to 2002. When measured in pounds sterling, the growth rate in premium income in the United Kingdom’s group long-term income protection was approximately 30.0 percent year over year. Net investment income grew $65.1 million primarily due to the growth in invested assets supporting this line of business. Included in other income are ASO fees of $46.5 million for 2003 and $33.9 million for the prior year.

Persistency during 2003 on the overall block of group income protection improved over 2002, with group long-term income protection persistency on the Company’s U.S. business at 87.2 percent compared to 86.5 percent in 2002. Group short-term income protection persistency for 2003 was 84.5 percent versus 81.5 percent for the year 2002.

A critical part of the Company’s strategy for group income protection involves executing its renewal program and managing persistency in its existing block of business, both of which management expects to have a positive effect on future profitability. The Company has implemented a pricing strategy in the group income protection line wherein prices may increase or decrease by market segment, as appropriate, to respond to current claim experience and other factors and assumptions, although pricing changes typically lag the changes in actual claim experience by several quarters.

The benefit ratio for group income protection increased from 83.5 percent in 2002 to 121.5 percent in 2003. Excluding the impact of the 2003 reserve strengthening for group income protection, the benefit ratio was 92.0 percent for 2003. Group income protection experienced a decrease in its commission ratio, offset by an increase in operating expenses. There was no additional amortization of deferred policy acquisition costs related to persistency for 2003, but expected amortization, as determined when the costs were initially capitalized, continues to increase year over year due to the continued growth in the deferred policy acquisition cost asset balance related to new sales growth in the block of business and acceleration of expected amortization for costs capitalized in 2002 and subsequent years. For 2002, the additional amortization related to persistency was $12.9 million.

The 2003 benefit ratio for group income protection was higher than in 2002, with the increase attributable to long-term income protection. Both submitted and paid claim incidence for group long-term income protection increased from 2002, although submitted incidence improved in the fourth quarter of 2003 relative to the third quarter. This continues to be driven in part by economic trends, including lower consumer confidence. Claim resolution rates for group long-term income protection in 2003 were lower than 2002 and 2001. Also contributing to the increase in the benefit ratio for group long-term income protection was the lower claim reserve discount rate used for new claims occurring in 2003, which resulted in the establishment of higher claim reserves in 2003. Payments to settle group long-term income protection claims in litigation increased in 2003 compared to 2002, while the number of new lawsuits filed decreased.

For short-term income protection, the 2003 benefit ratio was higher than in 2002. Paid claim incidence was higher in 2003 than in 2002, but lower during the fourth quarter of 2003 relative to the second and third quarters of 2003. The average weekly indemnity and premium per life continued to increase as expected, but the growth in premium per life was greater than the growth in the average weekly indemnity compared to the growth level relationships experienced in 2002. The average claim duration for closed short-term income protection claims was higher than in 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Group income protection operating revenue was $3,473.5 million in 2002 compared to $3,243.2 million in 2001. Group income protection reported operating income of $350.4 million for 2002 compared to $354.2 million for 2001.

Positive effects on 2002 operating income for group income protection were increases in both premium income and net investment income and an improvement in the persistency rate on the overall block of group income protection business. Included in other income are ASO fees of $33.9 million for 2002 and $25.7 million for 2001.

Persistency during 2002 on the overall block of group income protection improved over 2001, with long-term income protection persistency for the Company’s U.S. business at 86.5 percent compared to 84.5 percent in 2001. Short-term income protection persistency for the Company’s U.S. business was 81.5 percent in 2002 versus 82.0 percent in 2001. Excluding the effects of cases that transferred from fully insured to ASO, short-term income protection persistency was 82.6 percent for 2002. Although the overall block of group income protection business experienced favorable persistency in 2002 compared to 2001, certain issue year business did not persist at the levels expected when the business was issued, resulting in $12.9 million of additional amortization of deferred policy acquisition costs. The additional amortization for 2001 was $26.3 million.

The benefit ratio in 2002 was essentially flat compared to 2001. Both submitted and paid claim incidence for group long-term income protection increased from 2001, with a portion of the increase attributable to industries affected by the weaker economy. Claim resolution rates for group long-term income protection in 2002 were lower than 2001. Payments to settle claims in litigation increased in 2002 compared to 2001, as did the number of new lawsuits.

For short-term income protection, the 2002 benefit ratio was lower than in 2001. Paid claim incidence was marginally higher than 2001. The average weekly indemnity and premium per life continued to increase as expected, but the growth in premium per life was greater than the growth in the average weekly indemnity compared to the growth level relationships experienced in 2001. The average claim duration for closed short-term income protection claims was lower than in 2001.

Individual Income Protection - Recently Issued Operating Results

Shown below are key performance indicators for individual income protection – recently issued.

	2003	2002	2001
Operating Revenue Growth	15.0%	8.9%	N/A
Benefit Ratio (% of Premium Income)	57.5%	57.1%	53.7%
Interest Adjusted Loss Ratio	44.7%	43.4%	39.2%
Operating Expense Ratio (% of Premium Income)	27.8%	28.7%	30.3%
Before-tax Operating Income Ratio (% of Premium Income)	28.2%	33.8%	34.9%
Persistency	89.6%	89.7%	89.2%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating revenue was $607.6 million for 2003 compared to $528.5 million in 2002. Premium income increased 14.7 percent over the prior year, and net investment income increased 15.8 percent. Operating income in this block was $140.7 million in 2003 compared to $146.8 million in 2002. The benefit ratio for 2003 increased relative to the prior year, with a ratio of 57.5 percent in 2003 compared to 57.1 percent in 2002. The interest adjusted loss ratio was 44.7 percent and 43.4 percent for 2003 and 2002, respectively. The increase in the interest adjusted loss ratio is due to higher submitted incidence, offset partially by an increase in the net claim resolution rate. Individual income protection – recently issued results benefited from an improvement in both the commission and operating expense ratios relative to 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Operating revenue was $528.5 million for 2002 compared to $485.5 million in 2001. Operating income in the individual income protection – recently issued line of business was $146.8 million in 2002, an increase of $9.3 million over the prior year. The benefit ratio of 57.1 percent for 2002 increased from the 2001 ratio of 53.7 percent. The interest adjusted loss ratio was 43.4 percent and 39.2 percent for 2002 and 2001, respectively. Submitted incidence rates decreased in 2002 relative to 2001, but paid claim incidence rates for the individual income protection – recently issued line of business increased from 2001. The net claim resolution rate for 2002 decreased compared to the 2001 results. Individual income protection – recently issued reported an increase in the commission ratio, but benefited from an improved operating expense ratio for 2002 as compared to 2001.

Individual Income Protection - Closed Block Operating Results

The individual income protection – closed block generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1998. The Company is reviewing various strategies for this block, including but not limited to reinsurance, separate segment reporting, or other internal and external alternatives. Some of these strategies could result in the write-down or partial write-down of intangible assets such as goodwill, value of business acquired, or deferred policy acquisition costs. The book value of goodwill, value of business acquired, and deferred policy acquisition costs attributed to the individual income protection – closed block was approximately $207.1 million, $367.1 million, and $282.2 million, respectively, at December 31, 2003.

Shown below are key performance indicators for individual income protection – closed block.

	2003	2002	2001
Operating Revenue Growth	(2.9)%	1.7%	N/A
Benefit Ratio (% of Premium Income)	149.1%	139.6%	129.5%
Interest Adjusted Loss Ratio	82.7%	78.1%	73.0%
Operating Expense Ratio (% of Premium Income)	19.5%	19.2%	19.7%
Before-tax Operating Income Ratio (% of Premium Income)	6.1%	7.5%	9.3%
Persistency	94.2%	94.3%	93.9%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating revenue was $1,948.6 million for 2003 compared to $2,006.5 million in 2002. Premium income decreased $77.8 million, or 7.0 percent, relative to the prior year, due to the expected decline in this closed block of business and also due to a reinsurance transaction. As previously discussed, during 2003, the Company reinsured a block of individual income protection policies previously sold through trade associations. The transaction, which closed during the fourth quarter of 2003 with an effective date of April 1, 2003, reduced 2003 premium income in the individual income protection – closed block by approximately $16.1 million. The $31.2 million before-tax loss on this transaction, of which $29.6 million related to individual income protection – closed block, was deferred and is being amortized into income based upon expected future premium income on the policies ceded.

Operating income in this block was $62.5 million in 2003 compared to $83.0 million in 2002. The benefit ratio for 2003 increased to 149.1 percent in 2003 relative to 139.6 percent in the prior year. The interest adjusted loss ratio was 82.7 percent and 78.1 percent for 2003 and 2002, respectively. Submitted claim incidence for 2003 decreased relative to 2002, after increasing throughout 2001 and peaking in the first quarter of 2002. The level of paid claim incidence was also lower in 2003 than the incidence rate level experienced in 2002. The net claim resolution rate decreased compared to the level of 2002. Payments to settle claims in litigation increased in 2003 compared to 2002 while the number of new lawsuits filed decreased. Individual income protection – closed block results benefited from an improvement in the commission ratio relative to 2002, somewhat offset by a slight increase in the operating expense ratio.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Operating revenue was $2,006.5 million for 2002 compared to $1,973.5 million in 2001. Operating income in the individual income protection-closed block line of business was $83.0 million in 2002, a decrease of 21.5 percent over the $105.7 million reported in the prior year. The benefit ratio of 139.6 percent for 2002 was slightly higher than the 2001 ratio of 129.5 percent. The interest adjusted loss ratio was 78.1 percent and 73.0 percent for 2002 and 2001, respectively. Submitted and paid claim incidence rates for individual income protection – closed block increased in 2002 compared to 2001. The net claim resolution rate for 2002 decreased compared to the 2001 results. The commission ratio increased slightly in 2002 compared to 2001, but the operating expense ratio declined year over year.

Long-term Care Operating Results

Shown below are key performance indicators for long-term care.

	2003	2002	2001
Operating Revenue Growth	24.2%	28.2%	35.3%
Benefit Ratio (% of Premium Income)	84.7%	82.8%	78.5%
Operating Expense Ratio (% of Premium Income)	16.6%	20.3%	23.8%
Before-tax Operating Income Ratio (% of Premium Income)	10.5%	6.9%	12.2%
Persistency - U.S. Group Long-term Care	92.7%	92.6%	90.4%
Persistency - U.S. Individual Long-term Care	96.1%	96.5%	96.5%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating revenue for long-term care was $487.9 million, a 24.2 percent increase over 2002. Operating income for long-term care was $42.5 million for 2003 as compared to $23.1 million for 2002. The increase resulted primarily from continued growth in premium and net investment income and a decrease in commission and operating expense ratios.

Premium income increased $68.8 million for 2003 compared to 2002, primarily due to new sales growth in previous periods. New annualized sales for long-term care were $70.9 million for 2003, compared to $87.2 million for the prior year and $75.5 million for 2001. Net investment income continues to increase due to the growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable. Changes in the product offering during 2003 decreased the growth in individual long-term care sales relative to historical trends.

Submitted and paid claim incidence for individual long-term care decreased in 2003 from 2002 levels, while group long-term care experienced increased paid claim incidence and stable submitted incidence. The 2003 net claim resolution rate was lower than 2002 for individual long-term care, driven by lower claim recoveries. The net claim resolution rate increased for group long-term care in 2003 relative to 2002. Results for long-term care continue to be volatile due to the relatively small size of this block of business.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Operating revenue for long-term care was $392.8 million in 2002, a 28.2 percent increase over 2001. Operating income in the long-term care line of business decreased to $23.1 million for 2002 compared to $31.8 million for 2001 due to an increase in the benefit ratio. The benefit ratio increase was driven primarily by the increase in active life reserves resulting from higher policy persistency and lower claim resolutions. The 2002 new claim rate, weighted by reserve dollar, exceeded the 2001 rate. The increase in the new claim rate over the prior year was driven by an increase in the average reserve size of new claims. The claim recovery rate decreased from the prior year. The commission and operating expense ratios both improved relative to 2001.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $173.0 million in 2003, compared to $174.8 million in 2002 and $150.6 million in 2001. Operating income totaled $17.2 million in 2003, compared to $18.9 million in 2002 and $13.7 million in 2001. Results for 2003 relative to 2002 were negatively impacted by lower customer retention levels in 2003. The Company expects that results will improve as new sales increase the customer base.

Segment Outlook

The Company’s primary focus in 2004 for Income Protection will be on enhancing profitability, with an emphasis on the core markets and a balanced mix of business. The Company does not expect significant sales growth in 2004, particularly in the large-employer market, as the Company continues with the strategy it implemented in 2003 to shift business mix from the large-employer market to the mid- and small-employer markets. The Company intends to take a disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business. The Company also expects that its income protection product results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment.

Life and Accident Segment Operating Results

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Operating Revenue
Premium Income
Group Life	$1,524.6	6.3%	$1,434.4	7.8%	$1,330.5
Accidental Death & Dismemberment	198.6	(0.6)	199.8	5.3	189.7
Brokerage Voluntary Life and Other	199.2	20.3	165.6	17.8	140.6

Total Premium Income	1,922.4	6.8	1,799.8	8.4	1,660.8
Net Investment Income	191.5	(0.6)	192.6	5.4	182.8
Other Income	16.5	14.6	14.4	44.0	10.0

Total	2,130.4	6.2	2,006.8	8.3	1,853.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,468.1	5.0	1,397.6	3.8	1,346.4
Commissions	177.3	7.5	164.9	15.4	142.9
Deferral of Policy Acquisition Costs	(159.3)	7.3	(148.4)	(2.6)	(152.3)
Amortization of Deferred Policy Acquisition Costs	108.0	24.7	86.6	8.4	79.9
Amortization of Value of Business Acquired	1.8	N.M.	0.4	—	0.4
Operating Expenses	269.7	6.4	253.5	0.6	252.0

Total	1,865.6	6.3	1,754.6	5.1	1,669.3

Operating Income Before Income Tax and Net Realized Investment Loss	$264.8	5.0	$252.2	36.8	$184.3

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Sales

Sales for group life decreased 6.7 percent from 2002 due to a decrease in sales in the Company’s U.S. operations, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales is primarily attributable to lower large case sales and the continuing impact of the Company’s strategic decision, which was fully implemented during 2002, to focus on integrated sales of life and income protection and less on stand-alone life sales. The increase in the United Kingdom sales is partially due to the inclusion of additional sales generated as a result of the 2003 Sun Life acquisition. Sales for accidental death and dismemberment declined 35.3 percent in 2003 relative to sales in 2002 as the Company’s stand-alone large-employer life strategy impacts the accidental death and dismemberment rider sales in this product line. Brokerage voluntary life and other sales in 2003 increased 31.0 percent over the comparable prior year. It is expected that brokerage voluntary life and other will continue to report sales growth year over year.

Group life 2002 sales, relative to the prior year, decreased 16.6 percent, with the decrease noted in all case size markets. This was partially due to the Company’s strategic decision to focus on integrated sales of life and income protection and less on stand-alone life. In addition, two large group life cases totaling approximately $41.7 million were sold during 2001.

Group Life and Accidental Death and Dismemberment Operating Results

Shown below are key performance indicators for group life and accidental death and dismemberment.

	2003	2002	2001
Operating Revenue Growth	4.7%	7.6%	13.2%
Benefit Ratio (% of Premium Income)	76.8%	77.6%	81.0%
Operating Expense Ratio (% of Premium Income)	13.0%	13.1%	14.5%
Before-tax Operating Income Ratio (% of Premium Income)	13.2%	13.6%	10.5%
Persistency - U.S. Group Life	83.2%	83.9%	84.6%
Persistency - U.S. Accidental Death & Dismemberment	84.2%	82.5%	83.0%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Group life and accidental death and dismemberment reported 2003 operating revenue of $1,875.7 million, a 4.7 percent increase over 2002, due to increases in group life premium income. Operating income was $227.9 million in 2003 compared to $221.9 million in 2002.

Premium growth in 2003 relative to 2002 was attributable to favorable renewal results, strong sales results in the United Kingdom operations, and stable persistency. Persistency for group life U.S. operations was less favorable during 2003 than in 2002, with persistency of 83.2 percent compared to 83.9 percent for 2002. For accidental death and dismemberment, persistency was 84.2 percent for 2003 and 82.5 percent for 2002. The amortization of deferred policy acquisition costs for 2002 includes $9.2 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. There was no additional amortization of deferred policy acquisition costs in 2003. As previously discussed in the operating segment results for group income protection and as also applicable to group life and accidental death and dismemberment, the Company has accelerated the amortization of costs pertaining to certain of its lines of business into the early life of the policy by using lower premium persistency assumptions in determining its “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of

“scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

Group life and accidental death and dismemberment reported a $6.0 million increase in operating income for 2003 compared to the prior year. The increase was partially attributable to a decrease in the benefit ratio for both group life and accidental death and dismemberment in 2003 relative to 2002. Group life and accidental death and dismemberment reported a lower commission ratio and a flat operating expense ratio for 2003 relative to the prior year.

Submitted and paid claim incidence for group life were both lower in 2003 relative to 2002. The average paid claim size for group life increased from 2002. The incidence rate for group life waiver of premium coverage that results from a policyholder’s disability decreased in 2003 compared to the prior year. Group life waiver recovery rates for 2003 also decreased from the levels of 2002. Both submitted and paid incidence for accidental death and dismemberment decreased in 2003 relative to the prior year.

The Company follows strict underwriting guidelines and implements pricing changes and other case specific remedial plans for under-performing business to improve profitability in group life. These actions may contribute to a lower rate of sales growth or higher level of terminations for this business.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Group life and accidental death and dismemberment reported operating income of $221.9 million in 2002 compared to $159.7 million in 2001.

Group life and accidental death and dismemberment reported an increase in operating revenue for 2002 compared to 2001 due to increases in both premium income and net investment income. Premium growth was attributable to renewal increases, strong sales results in prior periods, and stable persistency. Persistency for the U.S. operations group life was 83.9 percent in 2002 and 84.6 percent for 2001. For accidental death and dismemberment, persistency was 82.5 percent and 83.0 percent for 2002 and 2001, respectively.

The benefit ratio and operating expense ratio both declined in 2002 relative to 2001. The amortization of deferred policy acquisition costs for 2002 includes $9.2 million of additional amortization due to the higher level of terminations for group life and accidental death and dismemberment products experienced during 2002 than expected at the time the policies were written. The unfavorable variance of actual to expected terminations occurred primarily in the group life product line. Although the overall block of group life business experienced favorable persistency compared to the previous year, certain issue year business did not persist at the levels expected when the business was issued. The additional amortization during 2001 for group life and accidental death and dismemberment was $15.2 million.

Group life submitted and paid incidence was higher in 2002 than in 2001. The average paid claim size also increased compared to the prior year, and waiver incidence continued to be above recent levels. The claim recovery rate on waiver claims increased, somewhat mitigating the effect of the increase in waiver incidence. The 2002 benefit ratio for accidental death and dismemberment was lower than 2001.

Brokerage Voluntary Life and Other Operating Results

Shown below are key performance indicators for brokerage voluntary life and other.

	2003	2002	2001
Operating Revenue Growth	18.0%	14.1%	12.5%
Benefit Ratio (% of Premium Income)	72.9%	77.9%	82.1%
Operating Expense Ratio (% of Premium Income)	23.2%	23.6%	22.9%
Before-tax Operating Income Ratio (% of Premium Income)	18.5%	18.3%	17.5%
Persistency - Life	84.4%	83.8%	83.1%
Persistency - Other	77.5%	78.4%	79.2%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating revenue in the brokerage voluntary life and other line increased to $254.7 million in 2003 from $215.9 million in 2002 primarily due to an increase in premium income. The increase was attributable to prior year new sales and favorable persistency. Operating income for 2003 was $36.9 million compared to $30.3 million in the prior year. Brokerage voluntary life and other reported an increase in the commission ratio relative to 2002, offset by higher capitalization of policy acquisition expenses. The operating expense ratio was slightly lower in 2003 relative to 2002. The benefit ratio for the life line of business decreased from 2002, primarily due to favorable mortality. The benefit ratio for the other line, primarily cancer and critical illness insurance, decreased relative to 2002. Brokerage voluntary other is a small block of business, and volatility in results may occur.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Operating revenue in brokerage voluntary life and other was $215.9 million in 2002 compared to $189.2 million in 2001 due to growth in premium income. Operating income was $30.3 million and $24.6 million in 2002 and 2001, respectively. The growth in operating income was due to the increase in revenue and a lower benefit ratio. The commission and operating expense ratios were slightly higher in 2002 compared to the prior year, partially eroding the profit margin.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complimentary to its group income protection products. Sales of stand-alone group life, without additional lines of coverage, are not a focus of the Company. Sales of group life and accidental death and dismemberment are expected to be relatively flat with 2003 levels and, like group income protection, will be primarily focused on a more balanced mix of sales between large, medium, and small employer markets. The Company intends to continue its disciplined approach to risk selection and pricing. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection is expected to reduce persistency somewhat in the group life line as well. The benefit ratio is expected to remain relatively flat with the prior year.

The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines and expects that the sales growth pattern of recent years will continue during 2004.

Colonial Segment Operating Results

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Operating Revenue
Premium Income
Income Protection	$464.9	6.2%	$437.8	7.7%	$406.4
Life	96.7	20.3	80.4	9.1	73.7
Other	131.9	11.3	118.5	(10.1)	131.8

Total Premium Income	693.5	8.9	636.7	4.1	611.9
Net Investment Income	90.0	13.1	79.6	(3.9)	82.8
Other Income	2.5	(32.4)	3.7	(2.6)	3.8

Total	786.0	9.2	720.0	3.1	698.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	395.4	10.7	357.2	3.1	346.4
Commissions	164.9	14.6	143.9	6.0	135.7
Deferral of Policy Acquisition Costs	(166.1)	11.9	(148.4)	9.3	(135.8)
Amortization of Deferred Policy Acquisition Costs	118.3	9.8	107.7	6.7	100.9
Amortization of Value of Business Acquired	(0.9)	(160.0)	1.5	(21.1)	1.9
Operating Expenses	127.7	5.9	120.6	8.3	111.4

Total	639.3	9.8	582.5	3.9	560.5

Operating Income Before Income Tax and Net Realized Investment Loss	$146.7	6.7	$137.5	(0.4)	$138.0

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force.

Sales

Sales for the Colonial segment in 2003 increased 10.9 percent compared to sales in 2002. The sales increase in 2003 relative to 2002 is primarily attributable to 13.1 percent growth in the life product line and 9.1 percent in income protection. The accident line included in the income protection block had a 2003 sales increase of 28.3 percent relative to 2002. Sales growth was strong in 2002 as well, with an increase of 5.8 percent over 2001. The Company expects continued strong sales results in this segment.

Operating Results

Shown below are key performance indicators for the Colonial segment.

	2003	2002	2001
Operating Revenue Growth	9.2%	3.1%	7.1%
Benefit Ratio (% of Premium Income)	57.0%	56.1%	56.6%
Operating Expense Ratio (% of Premium Income)	18.4%	18.9%	18.2%
Before-tax Operating Income Ratio (% of Premium Income)	21.2%	21.6%	22.6%
Persistency - Income Protection and Accident & Sickness (1)	74.1%	76.6%	76.3%
Persistency - Life	88.2%	86.7%	86.4%
Persistency - Cancer	84.4%	82.1%	82.1%

(1)	During 2003, the Company discontinued the sale of group long-term income protection products, and existing contracts were either renewed with another insurance provider or terminated as contractually provided. This exit strategy was complete as of the end of 2003, resulting in a decline in the 2003 persistency, relative to historical periods, for income protection and accident and sickness.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating revenue in the Colonial segment increased to $786.0 million in 2003 from $720.0 million in 2002 due to an increase in premium income in all product lines and an increase in net investment income. The premium income increase was attributable to prior year new sales and overall favorable persistency.

Operating income for 2003 was $146.7 million compared to $137.5 million in 2002. The overall 2003 benefit ratio for this segment was slightly higher than 2002. The life and income protection product lines each reported an increase in the benefit ratio compared to the prior year. The individual short-term income protection line reported a decrease in claim incidence for 2003 compared with the prior year while the average claim duration for closed claims was above the prior year. The average indemnity for individual short-term income protection was higher than 2002. For accident and sickness, the claim incidence rate increased slightly in 2003 relative to 2002. In the life product line, average paid claims decreased in 2003 compared to last year. The 2003 incidence rate for the cancer products and the critical illness products decreased from the prior year. The segment reported an increase in the commission ratio but a decline in the operating expense ratio for 2003 relative to 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Operating revenue in the Colonial segment increased to $720.0 million in 2002 from $698.5 million in 2001 due to the increase in premium income attributable to sales growth and favorable persistency.

For 2002, the benefit ratio for this segment decreased relative to 2001. The individual short-term income protection product reported an increase in the average indemnity relative to 2001 but a decline in the average claim duration for closed claims and a flat incidence rate relative to the prior year. Life paid claims, as well as the average claim size, increased in 2002 relative to 2001. The cancer block results benefited from the reinsurance transaction entered into during the fourth quarter of 2001, as previously discussed. The segment reported increases in the commission and operating expense ratios for 2002 relative to 2001.

As previously discussed, during 2001 the Company reinsured on a 100 percent indemnity coinsurance basis certain cancer policies written in the Colonial segment. The transaction closed during the fourth quarter with an effective date of November 1, 2001. The Company ceded approximately $113.6 million of reserves to the reinsurer. The $12.3 million before-tax gain on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded. The Company will continue to market its other cancer products.

Segment Outlook

The Company’s key areas of focus in 2004 for Colonial are sales growth, revenue growth and increased profitability. Continuation of efforts in providing quality service will also be a focus for the Company. While the Colonial segment is already profitable and efficiently operated, past sales results have not grown at the same rate as the Company believes it can competitively achieve. In 2004, the emphasis will be on achieving consistent, profitable, sales growth by focusing on the recruitment and productivity of agents, improved business tools, enhanced marketing research and development, balanced sales compensation, and focused recognition and incentive programs.

Growth in revenue and profitability will be driven by increasing premium income through sales growth and stable persistency while maintaining a focus on high-quality business and the management of expenses.

Service is used as a differentiator for the Colonial segment in the marketplace. The two key drivers for effective service delivery are trained service professionals and effective use of technology. These key drivers will be emphasized by seeking to increase innovation, productivity, and performance through leadership development and technological advances.

Other Segment Operating Results

(in millions of dollars)

	Year Ended December 31
	2003	% Change	2002	% Change	2001
Operating Revenue
Premium Income	$34.3	(8.8)%	$37.6	(66.4)%	$111.8
Net Investment Income	140.1	(9.1)	154.2	(15.6)	182.7
Other Income	31.4	(20.5)	39.5	(22.5)	51.0

Total	205.8	(11.0)	231.3	(33.1)	345.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	157.1	(2.5)	161.1	(23.8)	211.4
Other Expenses	23.8	(4.0)	24.8	(69.1)	80.3

Total	180.9	(2.7)	185.9	(36.3)	291.7

Operating Income Before Income Tax and Net Realized Investment Loss	$24.9	(45.2)	$45.4	(15.6)	$53.8

The Other operating segment includes results from products no longer actively marketed (with the exception of certain individual income products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that operating revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Income Protection, Life and Accident, and Colonial segments. The closed lines of business have been segregated for reporting and monitoring purposes.

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off.

The reinsurance pools and management operations reported premium income of $6.6 million in 2003 compared to $16.7 million and $61.3 million in 2002 and 2001. During 2003 and 2002, the reinsurance pools and management operations reported operating losses of $7.1 million and $3.2 million, respectively, compared to operating income of $0.1 million in 2001.

Individual Life and Corporate-Owned Life

During 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The Company ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $283.1 million at December 31, 2003 and $313.8 million at the end of 2002.

Total operating revenue for individual life and corporate-owned life insurance was $39.9 million, $42.2 million, and $42.9 million in 2003, 2002, and 2001, respectively. Operating income for the same periods was $33.5 million, $41.6 million, and $39.4 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $150.4 million, $159.1 million, and $200.1 million in 2003, 2002, and 2001 and operating income (loss) of $(1.5) million, $7.0 million, and $14.3 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Included in these amounts are the Company’s operating results for its operation in Argentina, which produced operating revenue of $18.1 million, $18.4 million, and $47.1 million in 2003, 2002, and 2001, and operating income loss of $(13.4) million, $0.1 million, and $1.1 million in each of those three years. As previously discussed, during the fourth quarter of 2003, the Company recognized an impairment loss related to this operation, comprised of a foreign exchange loss of $6.4 million and the write-down of a $7.1 million receivable considered uncollectible. These charges decreased operating revenue and operating earnings in the Other segment by $6.4 million and $13.5 million, respectively. In 2001, the Company wrote off the remaining goodwill balance of $5.4 million related to its operation in Argentina. The 2001 goodwill write-off was included in the Corporate segment operating results.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business.

Operating revenue in the Corporate segment was $31.6 million in 2003, compared to $34.0 million in 2002 and $45.6 million in 2001. The Corporate segment reported operating losses of $193.5 million in 2003, $155.0 million in 2002, and $165.2 million in 2001. Interest and debt expense increased from $169.6 million in 2001 and $162.4 million in 2002 to $187.2 million in 2003 due to the impact of the offering in May 2003 and the long-term debt offerings in 2002, as discussed under “Liquidity and Capital Resources.” Included in operating expenses for 2003 is approximately $15.0 million in severance and pension benefit payouts related to the change of the Company’s president and chief executive officer.

As previously discussed, during the fourth quarter of 2003, the Company recognized an impairment loss of $1.2 million before tax on its Japanese operation.

Operating results for 2001 were negatively impacted relative to 2003 and 2002 due to goodwill amortization of $21.2 million, which included a $5.4 million write-down of goodwill related to the Company’s Argentinean operation. See previous discussion under “Other Segment Operating Results.”

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The Canadian branch is accounted for as an asset held for sale at December 31, 2003 and also meets the accounting criteria for being reported as a discontinued operation in the consolidated financial statements. The transaction is expected to close in the first half of 2004.

In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired, based on fair value measurements which used the quoted market value of the Canadian branch. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges are included in the $161.7 million loss from discontinued operations, net of tax, reported in the consolidated statements of operations.

In 2002 and 2001, income from discontinued operations was $11.4 million and $3.5 million, net of tax.

See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the Company’s discontinued operations.

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 9.65 years at December 31, 2003. The weighted average duration of the Company’s investment portfolio was 8.96 years at December 31, 2003, and the weighted average credit rating was A.

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

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade investments, two percent in equity type instruments, and up to 35 percent in private placements. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, municipal securities, and commercial mortgages. The Company does not currently intend to invest in additional real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- 3 years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the 5 percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

To allow the Company flexibility during the current challenging environment, the board of directors at its September 2002 meeting modified the above investment guidelines to establish an individual credit over-exposure limit at 5 percent of invested assets and a below-investment-grade over-exposure limit of 5 percent of invested assets.

As previously discussed, during 2003 the Company entered into an agreement to sell its Canadian branch. The transaction is expected to close during the first half of 2004. The Canadian branch meets the accounting criteria for being reported as a discontinued operation in the consolidated financial statements and as such, its assets and liabilities are reported separately in the Company’s consolidated statements of financial condition. The Company will be retaining a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. The specific bonds to be transferred have not yet been identified by the buyer, although the aggregate fair value of bonds to be transferred is approximately $1.1 billion, or 3.5 percent of the fair value of the Company’s total fixed maturity bond portfolio as of December 31, 2003. Because the specific investments to be transferred have not been identified, the disclosures on the following pages will in some instances necessarily include the total Canadian investment portfolio, including those which will be transferred to the buyer when the transaction closes, with an appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the consolidated statements of financial condition.

Investment Results

Net investment income increased $129.5 million in 2003, or 6.4 percent, over the previous year. For 2002, net investment income increased $77.8 million, or 4.0 percent, relative to 2001. The overall yield in the portfolio, including fixed maturity securities reported as discontinued operations, was 7.15 percent as of December 31, 2003, compared to 7.76 percent and 8.02 percent at the end of 2002 and 2001, respectively. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

As of December 31, 2003, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 7.8 percent of the carrying value of invested assets excluding ceded policy loans and fixed maturity securities reported as discontinued operations, compared to 10.4 percent at the end of 2002. This asset class had increased during 2002 primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in today’s environment and reduce exposure to potential credit-related losses. The program was substantially complete at the end of the first quarter of 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003.

The Company reported before-tax net realized investment losses during the last three years as shown in the following chart, which excludes an estimate of realized investment gains and losses related to the fixed maturity securities reported as discontinued operations in each applicable time period. Write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” The Company anticipates additional investment losses may occur during 2004. The Company adopted DIG Issue B36, as previously discussed, effective October 1, 2003, and reported the fourth quarter changes in fair values of the embedded derivatives in realized investment gains and losses, as shown in the following chart.

(in millions of dollars)

	For the Year Ended December 31
	2003	2002	2001
Gross Realized Investment Gain
Sales	$166.9	$201.3	$149.5
Increase in Fair Value of DIG Issue B36 Derivatives	25.1	—	—

Total	192.0	201.3	149.5

Gross Realized Investment Loss
Write-downs	187.3	442.5	212.3
Sales	154.2	67.9	37.2
Decrease in Fair Value of DIG Issue B36 Derivatives	24.3	—	—

Total	365.8	510.4	249.5

Net Realized Investment Loss	$(173.8)	$(309.1)	$(100.0)

Write-downs During 2003

Approximately 46 percent of the 2003 write-downs in continuing operations occurred in the energy and utilities industries. The following list includes write-downs representing five percent or greater of the total 2003 write-downs, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company.

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The write-down represented 14.1 percent of the total write-downs for 2003. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down represented 9.7 percent of the total write-downs for 2003. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss during the first quarter of 2003, or 7.7 percent of the total write-downs for 2003, on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The write-down represented 6.0 percent of the total write-downs for 2003. The write-down was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.1 million loss during the fourth quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The write-down represented 5.9 percent of the total write-downs for 2003. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The write-down represented 5.9 percent of the total write-downs for 2003. The write-down was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Write-downs During 2002

Approximately 48 percent of the 2002 write-downs in continuing operations occurred in the communications sector. The following list includes write-downs representing five percent or greater of the total 2002 write-downs, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company.

•	$44.0 million loss during the second quarter of 2002 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. The write-down represented 9.9 percent of the total write-downs for 2002. This company had an investment-grade rating immediately prior to the time its parent company unexpectedly withdrew its support for the subsidiary in April 2002. The investment was subsequently downgraded to below-investment-grade in the second quarter of 2002. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The Company owns fixed maturity securities issued by another regulated subsidiary under common ownership, but this investment has not been negatively impacted, is not considered impaired, and was in an unrealized gain position at December 31, 2003.

•	$27.8 million loss during the second quarter of 2002 on securities issued by a U.S. based global telecommunications company providing global voice and data services. The write-down represented 6.3 percent of the total write-downs for 2002. It was discovered in June 2002 that the company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The company had an investment-grade rating prior to its downgrade to below-investment-grade in the second quarter of 2002. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$25.1 million loss during the fourth quarter of 2002 on securities issued by a subsidiary of a U.S. based company engaged in the electricity business in the United Kingdom. The write-down represented 5.7 percent of the total write-downs for 2002. As this industry’s operating environment in the United Kingdom weakened over the past few years due to competitive pricing pressures, the company remained encumbered with a number of above-market price power purchase agreements resulting in significant operating losses. The parent company had previously provided equity support and had committed an additional $700.0 million to this subsidiary to be used primarily to renegotiate these contracts. The company had an investment-grade rating prior to the time the parent company unexpectedly withdrew its promised support in October 2002, which resulted in a downgrade to below-investment-grade. The company defaulted on its October interest payments, and the parent company was subsequently placed in administration in the United Kingdom. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than three years. The Company holds securities in a related subsidiary and has also recognized an other than temporary impairment loss on that related subsidiary.

•	$23.2 million loss during the first quarter of 2002 on securities issued by the holding company of a large national wholesale communications company. The write-down represented 5.2 percent of the total write-downs for 2002. In the third quarter of 2001 the company reported sales of $298 million, a 42 percent increase over the comparable prior year period, and liquidity of $1.4 billion in cash equivalents. It was expected that the company would use the proceeds from the sale of non-core assets to further supplement liquidity. In January 2002, the company’s banks agreed to extend the negotiating period for an amendment to the credit agreement until the end of February 2002. During the first quarter of 2002, the company reported fourth quarter 2001 results, including an 11 percent increase in revenue to $330.3 million. The company had cash equivalents in excess of $1.0 billion, an indication that the company had sufficient liquidity to fund its business plan through 2003. However, late in the first quarter of 2002, the company’s banks unexpectedly refused to allow the company to draw on its credit lines. The company reported that it would seek bankruptcy protection. Both Moody’s and Standard & Poor’s downgraded the security during the first quarter of 2002. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

Write-downs During 2001

Approximately 50 percent of the 2001 write-downs in continuing operations occurred in the communications sector. The following list includes write-downs representing five percent or greater of the total 2001 write-downs, the circumstances that contributed to the write-downs, and how those circumstances might cause impairments in other material investments held by the Company.

•	$29.0 million loss during the fourth quarter of 2001 on securities issued by a global integrated telecommunications company, after the company announced in January 2002 that it would be seeking bankruptcy protection. The write-down represented 13.7 percent of the total write-downs for 2001. The company had approximately $2 billion of cash as of September 30, 2001, the most recent reporting date prior to the write-down. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$23.6 million loss during the fourth quarter of 2001 on securities issued by a leading U.S. based energy company. The write-down represented 11.1 percent of the total write-downs for 2001. This company had an investment-grade rating prior to allegations of fraud and accounting irregularities in November 2001. The company subsequently filed for Chapter 11 bankruptcy protection in December 2001. The investment was downgraded to a below-investment-grade status in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. At the time of the write-down, the Company owned senior notes of a related entity. This security was subsequently sold during 2002. The Company also owns securities of another related entity, a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. The subsidiary was excluded from this insolvency filing due to the financial separation from the parent and was operating as a going concern during 2001. See previous discussion under “Write-downs During 2003” pertaining to the Company’s $26.4 million write-down of these securities during the first quarter of 2003.

•	$18.6 million loss during the second quarter of 2001 on securities issued by a global integrated web hosting, data, and telecommunications company, after the company unexpectedly declined to make an interest payment on another senior note in May 2001 even though the company had sufficient available cash. The write-down represented 8.8 percent of the total write-downs for 2001. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$15.7 million loss during the fourth quarter of 2001 on a provider of local and long distance telephone service and internet service after the company reported in November 2001 that it might seek to restructure its debt. The write-down represented 7.4 percent of the total write-downs for 2001. This investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$15.0 million loss during the third quarter of 2001 on securities issued by an internet data and web-hosting company, after it was deemed probable in September 2001 that the company might seek to restructure. The write-down represented 7.1 percent of the total write-downs for 2001. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$14.8 million loss during the fourth quarter of 2001 on securities issued by a large manufacturer of wheels for automobiles, after the company announced in December 2001 that it would seek bankruptcy protection. The write-down represented 7.0 percent of the total write-downs for 2001. The company also announced in September 2001 that it would restate results for the previous year and first quarter of the current year because of accounting errors and issued restated results in the fourth quarter of 2001. The investment was originally purchased as part of the Company’s below-investment-grade strategy. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses During 2003 – Sale of Fixed Maturity Securities

During the year ended December 31, 2003, the Company realized a loss of $143.6 million on the sale of fixed maturity securities in its continuing operations. The securities sold had a book value of $821.0 million and a fair value of $677.4 million at the time of sale and represented 94 different issuers, of which approximately 59 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Realized investment losses representing five percent or more of the total loss recognized during 2003 are as follows:

•	$28.1 million loss during the third and fourth quarters of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry, representing 19.6 percent of the realized investment loss on sales of fixed maturity securities in 2003. The company’s operations had been severely impacted by the increased price of raw materials and energy as well as a weakening demand for its products. In addition, the company was involved in an environmental pollution lawsuit with a potentially large negative impact. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2002. At the time of sale, the investment had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$25.2 million loss during the fourth quarter of 2003 on the sale of securities guaranteed by an Italian dairy company, representing 17.5 percent of the realized investment loss on sales of fixed maturity securities in 2003. The loss was incurred after it was revealed that the guarantor had engaged in massive fraud, ultimately leading to the company’s bankruptcy. The guarantor had been rated investment-grade until December 2003. At the time of the sale, the investment had been in an unrealized loss position for a period of less than 90 days. The Company also owns $22.5 million of fixed maturity securities of a wholly-owned Canadian subsidiary of the parent company. Although the financial and operating profiles of the subsidiary are separate from the parent and no other than temporary impairment was deemed to exist, in conjunction with the classification of the Canadian branch as an asset held for sale, the Company recognized a loss of $4.0 million to write down the value of these securities, which are held in the Canadian branch investment portfolio, to market value. This loss is included in the loss from discontinued operations.

•	$15.2 million loss during the first three quarters of 2003 on the sale of debt issued by a major domestic airline, representing 10.6 percent of the realized investment loss on sales of fixed maturity securities in 2003. The Company has systematically sold the securities during the first nine months of 2003 to substantially reduce its exposure to the airline. These securities had an investment-grade rating until the various issues were downgraded to below-investment-grade in the third quarter of 2001 and the first quarter of 2002. At the time of the initial sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also took an other than temporary impairment charge of $0.3 million on the value of certain private, secured debt obligations of this issuer as part of a consensual restructuring proposal.

•	$11.1 million loss during the second and fourth quarters of 2003 on the sale of unsecured debt and private, secured debt obligations issued by a major domestic airline, representing 7.7 percent of the realized investment loss on sales of fixed maturity securities in 2003. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until downgraded in the third quarter of 2001. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this investment have no impact on other investments.

•	$9.2 million loss during the second and fourth quarters of 2003 on the sale of securities issued by a provider of phone, cable, and internet services, representing 6.4 percent of the realized investment loss on sales of fixed maturity securities in 2003. This company’s operations were severely impacted by the decline in the telecommunications market and thus, the decision was made to reduce the exposure to this company. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses During 2002 – Sale of Fixed Maturity Securities

During the year ended December 31, 2002, the Company realized a loss of $62.1 million on the sale of fixed maturity securities in its continuing operations. These securities had a book value of $236.4 million and a fair value of $174.3 million at the time of sale and represented 42 different issuers. Realized investment losses representing five percent or more of the total loss recognized during 2002 are as follows:

•

The Company realized $34.0 million in losses on the sale of securities issued by a U.S. based global telecommunications company providing global voice and data services, representing 54.8 percent of the total realized investment loss on sales of fixed maturity securities in 2002. This company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The price of this issuer’s securities dropped significantly in the second quarter of 2002 as the information became public. This company is under multiple investigations, and several senior officers of the issuer have been accused of committing major accounting fraud. These circumstances were significant enough for the Company to change its intent to hold these securities to maturity or recovery. The investment was downgraded to below-investment-grade in the second quarter of 2002, and, at the time of sale, had been in an unrealized loss position for a period of greater than 90 days but less than 180 days. The circumstances of this investment have no impact on other investments.

•	The Company realized $5.9 million in losses on the sale of securities issued by an energy services company engaged in offshore seismic surveying and floating energy production, representing 9.5 percent of the total realized investment loss on sales of fixed maturity securities in 2002. Industry conditions in the energy sector, which is cyclical and driven by the supply and demand for oil and gas, had impacted profit margins, and the company lacked liquidity in the near-term. The investment was downgraded to below-investment-grade status in the second quarter of 2002, causing the investment holdings of this issuer to exceed the Company’s individual issuer group limits established by the Company’s board of directors. As a result, the Company sold the securities in order to lower its overall holding of securities issued by this company. At the time of sale, the investment had been in an unrealized loss position for a period of more than three years. The circumstances of this investment have no impact on other investments.

•	The Company realized $3.9 million in losses on the sale of a below-investment-grade structured security backed by a pool of high yield bonds, representing 6.3 percent of the total realized investment loss on sales of fixed maturity securities in 2002. The continued high level of defaults in the high-yield market and in this pool in particular continued to impact the credit quality of this investment. A review of the investment led to the conclusion that, while a decline in the level of defaults in the general market was expected, no improvement in the prospects for this structured security was expected. This conclusion resulted from the deterioration of the underlying pool of high yield bonds and the deteriorating performance record of the pool’s manager. The investment was downgraded to below-investment-grade status in the third quarter of 2001 and, at the time of sale, had been in an unrealized loss position for a period of greater than 270 days but less than 360 days. The circumstances of this investment have no impact on other investments.

Realized Investment Losses During 2001 – Sale of Fixed Maturity Securities

During the year ended December 31, 2001, the Company realized a loss of $32.0 million on the sale of fixed maturity securities in its continuing operations. These securities had a book value of $525.0 million and a fair value of $493.0 million at the time of sale and represented 62 different issuers. Realized investment losses representing five percent or more of the total loss recognized during 2001 are as follows:

•	The Company realized $9.8 million in losses on the sale of senior unsecured notes of the finance subsidiary of a large global food and beverage packaging manufacturer, representing 30.6 percent of the total realized investment loss on sales of fixed maturity securities in 2001. This company had a large asbestos liability, limited liquidity, and a large amount of maturing debt in the near term relative to expected cash flows. The Company sold these bonds in anticipation of further credit deterioration, price depreciation, rating downgrades, and a possible bankruptcy. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this investment have no impact on other investments.

•	The Company realized $3.0 million in losses on the sale of senior notes issued by a U.S. department store chain, representing 9.4 percent of the total realized investment loss on sales of fixed maturity securities in 2001. The Company sold these bonds in anticipation of further credit deterioration, price depreciation, and rating downgrades. At the time of sale, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	The Company realized $2.9 million in losses on the sale of securities issued by a U.S. based global long distance company, representing 9.1 percent of the total realized investment loss on sales of fixed maturity securities in 2001. The issuer’s long distance and data business was under severe pricing pressure, and the issuer’s liquidity was constrained. These circumstances were significant enough for the Company to reduce its exposure to this issuer. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this investment have no impact on other investments.

•	The Company realized $2.6 million in losses on the sale of unsecured notes issued by the holding company of a diversified group of television broadcasting, newspaper publishing, cable news, and interactive media operations, representing 8.1 percent of the total realized investment loss on sales of fixed maturity securities in 2001. The Company sold these bonds in anticipation of further credit deterioration, price depreciation, and rating downgrades due to the decrease in advertising revenues and the high leverage ratios of the issuer. At the time of sale, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated, excluding the fixed maturity securities reported as discontinued operations. Ceded policy loans of $2.7 billion and $2.5 billion as of December 31, 2003 and 2002, respectively, which are reported on a gross basis in the statements of financial condition contained herein in Item 8, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	December 31
	2003	2002
Investment-Grade Fixed Maturity Securities	88.5%	85.6%
Below-Investment-Grade Fixed Maturity Securities	7.8	10.4
Equity Securities	0.1	0.1
Mortgage Loans	1.5	2.2
Real Estate	0.1	0.1
Short-term Investments	1.1	0.8
Other Invested Assets	0.9	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2003, included $31.1 billion, or 99.6 percent, of bonds and $128.0 million, or 0.4 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses. The fixed maturity securities reported as discontinued operations are included within the industry classifications. The Company does not expect the exclusion of the securities transferred to the buyer of the Canadian branch to materially change the distribution by industry classification.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2003

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,413.9	$175.6	$432.9	$(35.7)	$1,981.0	$211.3
Canadian	924.6	172.7	—	—	924.6	172.7
Capital Goods	2,129.1	223.7	229.7	(13.6)	1,899.4	237.3
Communications	2,713.7	291.2	387.2	(21.5)	2,326.5	312.7
Consumer Cyclical	1,396.0	105.8	142.8	(6.4)	1,253.2	112.2
Consumer Non-Cyclical	3,350.4	250.3	669.8	(32.4)	2,680.6	282.7
Derivative Instruments	234.9	234.9	(11.9)	(11.9)	246.8	246.8
Energy (Oil & Gas)	2,598.7	307.7	207.5	(17.7)	2,391.2	325.4
Financial Institutions	2,068.3	72.2	696.6	(77.9)	1,371.7	150.1
Mortgage/Asset Backed	4,473.8	462.3	55.6	(2.1)	4,418.2	464.4
Sovereigns	491.1	17.9	274.0	(7.7)	217.1	25.6
Technology	293.0	19.8	99.3	(3.3)	193.7	23.1
Transportation	1,137.2	90.0	159.8	(44.6)	977.4	134.6
U.S. Government Agencies and Municipalities	1,873.2	(120.6)	1,231.4	(160.8)	641.8	40.2
Utilities	4,960.7	471.3	919.0	(55.4)	4,041.7	526.7

Total	$31,058.6	$2,774.8	$5,493.7	$(491.0)	$25,564.9	$3,265.8

As of December 31, 2003, $338.7 million or 69.0 percent of the unrealized losses in the fixed maturity bond portfolio were concentrated in financial institutions, transportation, U.S. government agencies and municipalities, and utilities. The Company’s current view of risk factors relative to these four industries is as follows:

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets withstood the increased loan write-offs through the recent economic cycle. Credit quality is now beginning to improve in the financial services sector. In general, fourth quarter of 2003 results showed little or no loan growth, stabilizing net interest margins, well-managed risk positions in corporate lending, and overall improvement in asset quality. Profitability is strong at most banks, brokers, and finance companies.

Transportation: This sector consists of airlines, airports, railroads, and shipping. The overall sector has encountered significant difficulties during the past two years, primarily in commercial aviation. Global and domestic economic weakness, war, and terrorism-related fears have contributed to reductions in demand for air travel. High cost structures and over-leveraged balance sheets at many of the airlines have also contributed to the deterioration of credit quality for many issuers of securities. The outlook for the airline/airport segment depends heavily on economic improvement, negotiations with labor unions, and continued expense reductions. Demand for railroad and shipping services is also highly correlated to the economy.

U.S. Government Agencies and Municipalities: This sector includes the U.S. Government Treasury Department, government agencies, and government-sponsored enterprises. The increase in U.S. Treasury interest rates during the third quarter of 2003 adversely affected the market value of the Company’s holdings in this sector. The sector has minimal credit risk and excellent liquidity, which enables the Company to maintain a higher limitation on investments in these subsectors.

Utilities: This sector, which includes regulated electric utilities, gas transmission and distribution companies, and independent power projects, is showing signs of improvement from the difficult environment that has existed over the past few years. Many companies are de-emphasizing merchant power and energy trading operations and focusing instead on their core businesses. Balance sheets are being strengthened through the sale of non-core assets and the repayment of debt. Several companies with liquidity problems have either renewed bank facilities or obtained other forms of new financing. However, significant challenges still remain for parts of this industry. There is power generation over-capacity in several parts of the U.S. where supply may exceed demand for several years. Those power plants whose main fuel supply is natural gas will continue to experience deteriorating margins due to the high cost of that commodity. A number of investigations and court rulings have been resolved due to the western states power crisis in 2001 and 2002, but several still remain outstanding, which could result in negative outcomes for certain utility companies.

Of the $491.0 million in gross unrealized losses at December 31, 2003, $337.1 million, or 68.7 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. The gross unrealized loss on below-investment-grade fixed maturity bonds was $153.9 million at December 31, 2003, or 31.3 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2003. The Company has no unrealized losses in its Canadian branch fixed maturity bond portfolio.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2003

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days	$1,078.2	$(23.0)
>90<=180 days	1,930.5	(80.7)
>180<=270 days	1,146.6	(179.2)
>270 days <=1 year	58.6	(4.0)
>1 year<=2 years	40.0	(2.3)
>2 years<=3 years	134.7	(22.7)
>3 years	75.7	(25.2)

Totals	$4,464.3	$(337.1)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2003. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2003. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2003.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2003

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days
fair value <100% >= 70% of amortized cost	$22.5	$(2.1)
fair value < 70% >= 40% of amortized cost	9.7	(5.2)

Subtotal	32.2	(7.3)

>90<=180 days
fair value <100% >= 70% of amortized cost	34.6	(3.8)

>180<=270 days
fair value <100% >= 70% of amortized cost	22.3	(1.5)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	8.2	(1.9)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	549.3	(51.6)
fair value < 70% >= 40% of amortized cost	79.3	(45.7)

Subtotal	628.6	(97.3)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	107.9	(20.7)
fair value < 70% >= 40% of amortized cost	2.0	(1.1)

Subtotal	109.9	(21.8)

>3 years
fair value <100% >= 70% of amortized cost	174.7	(10.3)
fair value < 70% >= 40% of amortized cost	18.9	(10.0)

Subtotal	193.6	(20.3)

Totals	$1,029.4	$(153.9)

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

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2003.

Fixed Maturity Bonds – By Maturity

As of December 31, 2003

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$2.5	$(12.1)
Due after 1 year up to 5 years	250.6	(15.2)
Due after 5 years up to 10 years	1,010.8	(57.9)
Due after 10 years	4,174.2	(403.7)

Subtotal	5,438.1	(488.9)
Mortgage-Backed Securities	55.6	(2.1)

Total	$5,493.7	$(491.0)

As of December 31, 2003, the Company held investment-grade and below-investment-grade securities with a gross unrealized loss of $10.0 million or greater, as follows:

Gross Unrealized Losses on Fixed Maturity Bonds

$10 Million or Greater

As of December 31, 2003

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$300.8	$(19.9)	>90 days<=180 days

U.S. Government Sponsored Mortgage Funding Company	708.6	(134.3)	>180 days<=270 days

Principal Protected Equity Linked Note	45.6	(14.6)	>2 years<=3 years

Principal Protected Equity Linked Note	38.0	(24.5)	>3 years

Total Investment-Grade	$1,093.0	$(193.3)

Below-Investment-Grade

Fertilizer Joint Venture between Venezuelan Oil Company and U.S. Conglomerate	$25.9	$(11.6)	>1 year<=2 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	14.0	(10.4)	>1 year<=2 years

Total Below-Investment-Grade	$39.9	$(22.0)

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.0 billion and $5.0 billion on an amortized cost basis at December 31, 2003 and 2002, respectively, including those securities reported as discontinued operations. At December 31, 2003, the mortgage-backed securities had an average life of 4.7 years and effective duration of 5.8 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at December 31, 2003, was $2,442.7 million, representing 7.8 percent of the fair value of invested assets excluding ceded policy loans and fixed maturity securities reported as discontinued operations, below the Company’s internal limit for this type of investment. The comparable measure at December 31, 2002 was $2,872.8 million or 10.4 percent. As previously discussed, the Company initiated a program during the first quarter of 2003 to reduce its risk exposure to below-investment-grade fixed maturity securities. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades of investment grade securities may occur during 2004, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has an investment in a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. This special purpose entity did not meet the consolidation requirements of FIN 46. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $27.0 million and $26.1 million, respectively, at December 31, 2003, and $6.9 million and $30.9 million, respectively, at December 31, 2002.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $474.7 million and $599.9 million at December 31, 2003 and 2002, respectively. The mortgage loan portfolio continues to be well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. The Company sold mortgage loans with a book value of $95.1 million during 2002, resulting in a before-tax realized investment gain of $1.2 million.

The Company had no impaired mortgage loans at December 31, 2003. At December 31, 2002, impaired mortgage loans totaled $6.0 million. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations.

Restructured mortgage loans totaled $7.5 million and $7.8 million at December 31, 2003 and 2002, respectively, and represent loans that have been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2003 and 2002.

Real estate was $25.9 million and $37.1 million at December 31, 2003 and 2002, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $4.9 million and $8.2 million at December 31, 2003 and 2002, respectively.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At December 31, 2003, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at December 31, 2003.

Derivatives

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or forward contracts on specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during 2003 involved current and forward interest rate swaps, forward contracts on credit spreads on specific fixed income securities, and currency swaps which are used to hedge the currency risk of certain foreign currency denominated fixed income securities. The Company also opened certain currency forward contracts to hedge the anticipated foreign currency proceeds from the sale of the Canadian branch. All transactions are hedging in nature and not speculative. Almost all transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During 2003, the Company recognized net gains of $79.6 million on the termination of cash flow hedges and reported $79.1 million in other comprehensive income (loss) and $0.5 million as a component of realized investment gains and losses. The Company amortized $17.3 million of net deferred gains into net investment income during 2003. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $62.9 million at December 31, 2003. Additions and terminations, in notional amounts, to the Company’s hedging programs for 2003, were $3,945.0 million and $1,326.6 million, respectively. The notional amount of derivatives outstanding under the hedge programs was $4,001.2 million at December 31, 2003.

During 2003, the Company took advantage of the rise in interest rates and the steepening of the yield curve to hedge future period cash flows in the Company’s individual long-term care and individual income protection product lines. Approximately $2.8 billion of forward starting interest rate swaps (receive fixed) were executed at average expected yields in excess of 7.00%. These transactions produced a margin of 50 to 80 basis points above the Company’s reserve discount rates and lengthened the duration of the Company’s investment portfolio by approximately 0.5 years. See Note 5 of the “Notes to Consolidated Financial Statements” for further discussion of the Company’s use of derivatives.

Non-current Investments

The Company’s exposure to non-current investments totaled $235.9 million at December 31, 2003, or 0.8 percent of invested assets from continuing operations, excluding ceded policy loans. These non-current investments are fixed income securities, foreclosed real estate, and mortgage loans that became more than thirty days past due in principal and interest payments. Approximately $155.9 million of these investments had principal and interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of December 31, 2003, the Company had $499.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at December 31, 2003.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. The Company’s offerings of debt and/or securities, as discussed under “Debt and Capital,” provide an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations.

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

The Company continues to evaluate additional actions to strengthen its business and financial position. This may include, but not be limited to, further product rationalization, reinsurance opportunities, and asset sales. Such actions might impact future capital resources and financial results.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,345.2 million for the year ended December 31, 2003, as compared to $1,786.7 million and $1,770.6 million for the comparable periods of 2002 and 2001. During 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. In conjunction with those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations. Excluding this transfer, cash flows from operations were $1,631.4 million for the year ended December 31, 2003.

Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is attributable not only to new sales, but to renewals of existing business, renewal price increases, and stable persistency. Investment income growth is due to the growth in the underlying assets supporting the Company’s insurance reserves, somewhat offset by a decline in portfolio yield rates. The growth in commissions and operating expenses is attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The increase in paid claims is due partially to the continued growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $2,107.9 million and $1,586.9 million for the years ended December 31, 2003 and 2002, respectively. The $521.0 million increase in net cash used in investing activities in 2003 over 2002 is partly attributable to the Company’s $1,151.7 million increase in investments acquired as a result of the deployment of the cash generated from the Company’s combined offering during 2003. The Company generated $1,362.8 million in higher proceeds from maturities of available-for-sale securities in 2003 than in 2002, primarily due to an increase in bond calls and mortgage backed security prepayments that resulted from the lower interest rate environment. The Company received $573.0 million less in proceeds from sales of available-for-sale securities during 2003 compared to 2002. During 2002 and 2001, the Company essentially completed its portfolio repositioning initiated subsequent to the merger in June 1999. In 2003, the Company was more focused on investing, and its sales were primarily related to the reduction and restructuring of its below-investment-grade portfolio.

During 2003, the Company had $152.5 million of cash outflows related to the disposition, through reinsurance ceded, of a block of policies previously sold through trade associations and cash inflows of $110.0 million related to the acquisition of Sun Life. The Company also received fixed maturity securities of approximately $118.4 million and other miscellaneous assets and liabilities of approximately $20.3 million and assumed reserves of approximately $285.9 million relative to the Sun Life acquisition, for a net purchase price of $37.2 million.

Net cash used in investing activities decreased $132.0 million in 2002 relative to 2001, to $1,586.9 million compared to $1,718.9 million in the prior year. In 2002, the Company had a net sale of short-term investments of $162.0 million compared to a net purchase of $101.2 million in 2001. Additionally, the Company generated $468.8 million in higher proceeds from maturities of available-for-sale securities in 2002 than in 2001 primarily due to an increase in bond calls and mortgage backed security prepayments.

In 2002, the Company had cash outflows of $2.8 million to acquire whereiwork, compared to 2001 cash outflows of $19.2 million related to the acquisition of EmployeeLife.com and Resource Opportunities, Inc. Net cash outflows in

2001 also included $382.9 million in disbursements related to reinsurance transactions through which the Company disposed of two blocks of business. The Company disbursed $288.3 million in conjunction with the reinsurance transaction wherein it ceded its group disability reinsurance reserves underwritten and managed by Duncanson and Holt Services, Inc. and $94.6 million in disbursements to cede a block of cancer policies.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $734.8 million for 2003 compared to net cash used of $178.4 million for 2002. The $913.2 million increase in cash from financing activities in 2003 from 2002 was due to the Company’s combined offering in May 2003, as discussed as follows under “Debt and Capital,” which provided $575.0 million in proceeds from the issuance of long-term debt, less underwriting discounts of $17.2 million, and $547.7 million in net proceeds from the issuance of common stock. Proceeds from the issuance of long-term debt in 2002 were $400.0 million, used primarily to refinance existing commercial paper borrowings.

Net cash used by financing activities increased $161.9 million in 2002 from 2001. The Company received proceeds of $400.0 million from the issuance of long-term debt in 2002 compared to $575.0 million in 2001. The proceeds from these offerings were used primarily to refinance existing commercial paper borrowings of $397.0 million in 2002 and $254.2 million in 2001. During 2002, the Company used $45.0 million in cash to repurchase its common stock. During 2001, the Company also redeemed long-term debt of $172.5 million.

Cash Available from Subsidiaries

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders, to pay its debt obligations, and to pay its expenses. These payments by the Company’s insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2003, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2003 of 8.32 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2003 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the applicable state of domicile.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Further, pursuant to the 1999 merger of Unum and Provident, the Company is required to obtain approval from the Maine Bureau of Insurance (Maine Bureau) regarding payment of ordinary dividends from the Company’s Maine domiciled insurance subsidiary until July of 2004.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2004, $384.8 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $117.7 million is conditional upon approval from the Maine Bureau.

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $135.0 million will be available for the payment of dividends from Unum Limited during 2004.

The amount available during 2003 for the payment of ordinary dividends from the Company’s domestic insurance subsidiaries was $328.5 million, including $113.1 million available with approval from the Maine Bureau. Of the total available, $20.0 million was utilized, and no amounts were requested by the Company from the Maine Bureau. The amount available during 2003 from Unum Limited was $94.6 million, none of which was utilized.

The ability of the Company to continue to receive dividends from its insurance subsidiaries without regulatory approval will be dependent upon the level of earnings of its insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that will be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support the ratings desired by the Company. Insurance regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by the Company. The Company’s risk-based capital (RBC) ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was 247 percent and 210 percent at the end of 2003 and 2002, respectively. The increase in the ratio during 2003 resulted primarily from capital contributions of $510.0 million in cash and $119.6 million in other assets. The cash contributions resulted from the combined offering in May 2003, as further discussed under “Debt and Capital” below. The individual RBC ratios for the Company’s principal operating subsidiaries ranged from 216 percent to 305 percent at December 31, 2003. The individual RBC ratio for each insurance subsidiary is above the range that would require state regulatory action. The Company anticipates that its RBC ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis, will increase from 247 percent, as reported at the end of 2003, to approximately 277 percent upon completion of the sale of the Canadian branch.

Debt and Capital

At December 31, 2003, the Company had long-term debt totaling $2,789.0 million. The Company had no short-term debt. As previously discussed, effective December 31, 2003, the Company adopted the provisions of FIN 46. Transition to the provisions of FIN 46 resulted in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation was the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the consolidated statements of financial condition and the inclusion of the $300.0 million junior subordinated debt securities in long-term debt.

At December 31, 2003, the debt to total capital ratio was 31.6 percent compared to 29.5 percent at December 31, 2002 and 29.8 percent at December 31, 2001. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 24.7 percent at December 31, 2003 compared to 27.7 percent at December 31, 2002 and 28.0 percent at December 31, 2001.

During the fourth quarter of 2002, the Company filed with the Securities and Exchange Commission (SEC) a shelf registration on Form S-3. The shelf was declared effective in April 2003. The shelf registration allowed the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.5 billion. The shelf registration enabled the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs. On May 7, 2003, the Company issued 45,980,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $476.3 million in proceeds from the sale of the shares of common stock after deducting underwriting discounts. Also on May 7, 2003, the Company issued 20,000,000 8.25% adjustable conversion-rate equity security units (units) in a public offering. The Company received approximately $485.0 million in proceeds from the sale of the units after deducting underwriting discounts. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and (b) a 1/40, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000. On May 14, 2003, the Company sold 6,897,000 additional shares of common stock pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $71.4 million after deducting underwriting discounts. Also on May 14, 2003, the Company sold 3,000,000 additional units pursuant to the exercise of the underwriters’ overallotment option relating to the above offering. The net proceeds to the Company were approximately $72.8 million after deducting underwriting discounts. The proceeds from these offerings were used primarily to increase the capitalization of the Company’s insurance subsidiaries and to repay amounts loaned to the Company from its insurance subsidiaries. No additional funding capacity remains on the shelf registration. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. See Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Part II, Item 8 for further description of the units.

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

In 1998, the Company completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 6.375% senior notes due July 15, 2005, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028.

In 1998, Provident Financing Trust I issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to Provident Financing Trust I in connection with the capital securities offering. The sole assets of Provident Financing Trust I are the junior subordinated debt securities.

During the second quarter of 2002, the Company’s board of directors authorized a common stock repurchase program under which the Company acquired approximately 1.8 million shares of its common stock in the open market at an aggregate cost of approximately $45.0 million. The treasury stock is used in connection with the Company’s benefit and compensation plans and for other corporate purposes. The program expired in 2003.

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, and lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Long-term Debt	$1,914.0	$—	$227.0	$—	$1,687.0
Adjustable Conversion-rate
Equity Security Units	575.0	—	—	575.0	—
Junior Subordinated Debt Securities	300.0	—	—	—	300.0
Operating Leases	143.6	37.5	58.4	36.8	10.9

Total	$2,932.6	$37.5	$285.4	$611.8	$1,997.9

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract was renegotiated effective January 1, 2004, and under the revised terms, the contract will expire in 2013, but the Company may cancel the agreement effective January 2006 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement, as amended, was $115.2 million at January 1, 2004, with no annual payment expected to exceed $53.4 million. Immediately preceding the effective date of the renegotiation, the aggregate noncancelable contractual obligation remaining under the agreement was $101.1 million.

At December 31, 2003, the Company had capital commitments of $38.8 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

Ratings

Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s), Fitch, Inc. (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. If the Company were to experience negative operating trends, it could result in a downgrade of the current ratings, which might affect the Company’s ability to sell and retain its business. In the first quarter of 2004, the ratings from Moody’s and Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. Management intends to meet with each rating agency during March and April of 2004 to respond to these concerns and outline the Company’s financial and business plans for 2004. See “Risk Factors – Debt and Financial Strength Ratings” contained herein in Item 1 for further discussion.

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

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell, or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company follows Statements of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in its financial reporting and accounting for its pension and post-retirement benefit plans.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. The discount rate was determined based on a review of long-term fixed income securities that receive one of the two highest ratings given by a recognized rating agency. In setting the assumption, the Company also has considered the change in the level of interest rates on these securities since the prior year end and the duration of the fixed income indices relative to the duration of the plans’ liabilities. Historically, the Company has used the Moody’s Aa corporate bond index as one of the primary benchmarks in selecting a discount rate. As of December 31, 2003, 2002, and 2001, this index was 6.01 percent, 6.52 percent, and 7.08 percent, respectively. The Company has estimated that the duration of the index is approximately 13 years. The majority of the obligations in the U.S. pension plans, however, is related to active and deferred vested employees, and duration, therefore, is significantly longer, at approximately 21 years. The Company therefore adjusted the Moody’s index upward by approximately 25 basis points to arrive at the discount rate assumption of 6.25 percent, 6.75 percent, and 7.35 percent as of December 31, 2003, 2002, and 2001, respectively. Studies matching the benefit cash flows of the pension plans to publicly traded bonds supported the rates assumed by the Company. Using a similar methodology applied to the postretirement plan cash flows, a discount rate of 6.10 percent was used as of December 31, 2003. The discount rate for the postretirement plan as of December 31, 2002 and 2001 was the same as that used for the U.S. pension plans. Lowering the discount rate by 0.5 percent would have increased the 2003 pension expense for the U.S. pension plans by $8.5 million and would be expected to result in an $8.6 million increase in the 2004 pension plan expense.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. For 2004, 2003, and 2002, the long-term return on asset assumption for the U.S. pension plans is 8.50 percent, 8.50 percent, and 9.00 percent, respectively. The determination of the best estimate is based on a “building block” approach. This methodology examines the various elements of the expected return for each asset class, such as inflation, dividends, real return, and risk premium. The expected return for each asset class is calculated as the sum of the individual components. The total expected return for the portfolio equals the weighted average of the return for each asset class, based on the plan’s asset allocation. During 2003, the Company revised the investment policy which resulted in a target asset allocation of 70 percent equities and 30 percent fixed income securities as compared to a target asset allocation of 75 percent equities and 25 percent fixed income securities in 2002. The expected long-term rate of return assumption for the U.S. pension plans in 2003 is 8.50 percent. This assumption is based on a weighted average expected return of approximately 5.40 percent annually for fixed income investments and 10.0 percent annually for equities, which equates to a weighted average return of 8.63 percent. The Company’s expectations for future investment returns in the plans are based on a combination of historical market performance and the Company’s evaluation of investment forecasts prepared by outside consultants and economists. Since 1926, the average real return (before inflation) has been approximately 8.00 percent for equities and 2.5 percent for bonds. The Company has not relied extensively on the historical market performance of the U.S. pension plans in setting the expected long-term rate of return assumption. This is because the current plan is composed of three plans that were merged to create one plan in 2000. Furthermore, in 2000, annuities were purchased for all existing retirees. Due to the nature of these changes, the historical performance of these plans is not a reliable indicator of future expected performance. In calculating the average return over the lifetime of the plan, the duration of the projected benefit obligation, at approximately 21 years, also has been considered, as well as the effect of active management of the plans’ assets.

For the U.S. pension plans, the actual asset allocation at December 31, 2003 was 75 percent equities and 25 percent fixed income securities. The Company adopted a new investment policy in December 2003, as previously discussed, and began rebalancing the asset mix of the investment portfolio at that time. The investment portfolio contains a diversified blend of large, mid, small, and convertible equity securities, as well as core and high yield fixed income securities. The Company uses a compound interest method in computing the rate of return on pension plan assets. Lowering the expected long-term rate of return on the plan assets by 0.5 percent would have increased the 2003 pension expense by approximately $1.8 million. For 2004, lowering the assumption by 0.5 percent would increase pension expense by approximately $2.1 million.

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

The Company holds an unrecognized net gain or loss representing cumulative liability and asset gains and losses that have not been recognized in pension expense. As of December 31, 2003, there was an estimated unrecognized loss of approximately $268.3 million in the U.S. pension plans. As of December 31, 2002 and 2001, the unrecognized loss was $291.2 million and $38.0 million, respectively. The unrecognized loss has increased due to asset market value losses that occurred during 2001 and 2002 and the drop in the year end discount rate from 7.35 percent at 2001, to 6.75 percent at 2002, and to 6.25 percent at 2003. The unrecognized net gain or loss is amortized in the pension expense. Only amounts outside of a corridor (equal to 10 percent of the greater of the projected benefit obligation or market-related value of assets) are amortized. The 2004 pension expense is expected to include a loss amortization of approximately $16.0 million. This loss amortization was $18.0 million in 2003 and $1.0 million in 2002. In 2001, the pension expense included gain amortization of $4.0 million.

The U.S. pension plans experienced a negative pension expense in 2002 and 2001 that increased before tax income in the amount of $2.6 million and $17.7 million, respectively, in each of those years. In 2003, the Company experienced a pension expense of $41.8 million that decreased before tax income.

The end of the year value of the assets in the funded U.S. pension plans declined from $458.0 million in 2001 to $349.6 million in 2002 and increased to $423.9 million in 2003. The decrease in assets, coupled with the liability increase due to declining discount rates, has reduced the year end funding level in the plan from a surplus of $139.0 million in 2001 to a deficit of $99.0 million in 2002 and a deficit of $113.2 million as of December 31, 2003. The Company contributes to the U.S. pension plans in accordance with the minimum funding requirements of ERISA. The Company was not required to make a minimum required contribution in 2003, nor will it be required to make a contribution in 2004. Based on projections performed by the Company’s actuaries, it is anticipated that contributions will be required in 2005 and/or 2006. The Company may decide to contribute an amount above the minimum required contribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. The following discussion regarding the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating the Company’s overall market risk from the information presented below, as actual results may differ. The Company employs various derivative programs to manage these material market risks. See Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.0 billion at December 31, 2003 and 2002. The fair values of mortgage loans, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $20 million and $30 million at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company’s long-term debt, including junior subordinated debt, would increase approximately $225 million and $175 million, respectively.

The effect of a change in interest rates on asset prices was determined using a matrix pricing system whereby all securities were priced with the resulting market rates and spreads assuming a change of 100 basis points. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values of long-term debt, including junior subordinated debt, were determined using discounted cash flows analyses. Because the Company actively manages its investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its continuing foreign operations and certain investment securities denominated in those local currencies. Continuing foreign operations represented 5.2 percent and 3.9 percent of total assets at December 31, 2003 and 2002, respectively, and 5.7 percent and 4.6 percent of total revenue for 2003 and 2002, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2003 and 2002 levels, year end 2003 and 2002 stockholders’ equity would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

UnumProvident Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and reporting for certain special purpose entities effective December 31, 2003; its method of accounting for embedded derivatives within certain reinsurance arrangements effective October 1, 2003; its method of accounting for stock-based employee compensation plans effective January 1, 2003; and, its method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 4, 2004, except for

Note 15, for which the date is

March 8, 2004

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	December 31
	2003	2002
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value
Available-for-Sale - Continuing Operations	$30,084.2	$26,639.5
Available-for-Sale - Discontinued Operations	1,102.4	846.8

Total Fixed Maturity Securities - at fair value (amortized cost: $28,399.9; $25,647.3)	31,186.6	27,486.3
Equity Securities - at fair value (cost: $37.9; $27.1)	39.1	27.9
Mortgage Loans	474.7	599.9
Real Estate	25.9	37.1
Policy Loans	2,877.9	2,743.7
Other Long-term Investments	91.9	38.6
Short-term Investments	332.2	212.6

Total Investments	35,028.3	31,146.1

Other Assets
Cash and Bank Deposits	119.2	142.2
Accounts and Premiums Receivable	2,093.5	1,699.3
Reinsurance Receivable	6,242.6	5,968.6
Accrued Investment Income	543.6	578.6
Deferred Policy Acquisition Costs	3,051.9	2,832.5
Value of Business Acquired	463.5	456.2
Goodwill	476.7	475.5
Current Income Tax	—	44.7
Property and Equipment	410.6	413.4
Miscellaneous	925.7	1,031.3
Other Assets - Discontinued Operations	330.2	443.2
Separate Account Assets	32.5	27.9

Total Assets	$49,718.3	$45,259.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	December 31
	2003	2002
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,928.4	$1,895.0
Reserves for Future Policy and Contract Benefits	31,112.0	27,748.2
Unearned Premiums	319.1	319.2
Other Policyholders’ Funds	2,493.3	2,542.4
Current Income Tax	32.8	—
Deferred Income Tax	914.0	932.6
Short-term Debt	—	255.0
Long-term Debt	2,789.0	1,914.0
Other Liabilities	1,363.6	1,378.9
Other Liabilities - Discontinued Operations	1,462.6	1,103.1
Separate Account Liabilities	32.5	27.9

Total Liabilities	42,447.3	38,116.3

Commitments and Contingent Liabilities - Note 15

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	—	300.0

Stockholders’ Equity - Note 11
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 298,094,517 and 243,538,355 shares	29.8	24.4
Additional Paid-in Capital	1,609.1	1,086.8
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	1,081.0	900.1
Net Gain on Cash Flow Hedges	157.8	83.9
Foreign Currency Translation Adjustment	57.7	(61.6)
Minimum Pension Liability Adjustment	(125.3)	(145.0)
Retained Earnings	4,526.9	5,011.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(11.8)	(2.6)

Total Stockholders’ Equity	7,271.0	6,843.2

Total Liabilities and Stockholders’ Equity	$49,718.3	$45,259.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,615.7	$7,151.1	$6,797.2
Net Investment Income	2,158.4	2,028.9	1,951.1
Net Realized Investment Loss	(173.8)	(309.1)	(100.0)
Other Income	391.3	388.2	354.2

Total Revenue	9,991.6	9,259.1	9,002.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,868.1	6,324.8	5,983.9
Commissions	844.1	820.2	744.1
Interest and Debt Expense	187.2	162.4	169.6
Deferral of Policy Acquisition Costs	(665.9)	(671.4)	(660.5)
Amortization of Deferred Policy Acquisition Costs	458.6	398.9	422.6
Amortization of Value of Business Acquired and Goodwill	37.5	39.0	66.3
Compensation Expense	779.8	732.2	707.2
Other Operating Expenses	917.4	859.8	815.5

Total Benefits and Expenses	10,426.8	8,665.9	8,248.7

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(435.2)	593.2	753.8

Income Tax (Benefit)
Current	45.3	(26.8)	149.4
Deferred	(215.9)	223.1	66.7

Total Income Tax (Benefit)	(170.6)	196.3	216.1

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(264.6)	396.9	537.7

Discontinued Operations - Note 2
Income (Loss) from Operations	(145.8)	17.7	8.3
Income Tax Expense	15.9	6.3	4.8

Income (Loss) on Discontinued Operations	(161.7)	11.4	3.5

Cumulative Effect of Accounting Principle Change, Net of Tax – Note 1	39.9	(7.1)	—

Net Income (Loss)	$(386.4)	$401.2	$541.2

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$(0.96)	$1.64	$2.22
Net Income (Loss)	$(1.40)	$1.66	$2.24
Assuming Dilution
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$(0.96)	$1.63	$2.21
Net Income (Loss)	$(1.40)	$1.65	$2.22

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2000	$24.1	$1,040.2	$166.0	$4,354.4	$(9.2)	$—	$5,575.5

Comprehensive Income
Net Income				541.2			541.2
Change in Net Unrealized Gain on Securities (net of tax benefit of $30.3)			(38.5)				(38.5)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $1.5)			2.8				2.8
Change in Foreign Currency Translation Adjustment (net of tax benefit of $11.0)			(19.0)				(19.0)

Total Comprehensive Income							486.5

Common Stock Activity	0.1	23.9				(3.5)	20.5
Dividends to Stockholders				(142.6)			(142.6)

Balance at December 31, 2001	24.2	1,064.1	111.3	4,753.0	(9.2)	(3.5)	5,939.9
Comprehensive Income
Net Income				401.2			401.2
Change in Net Unrealized Gain on Securities (net of tax expense of $378.0)			775.8				775.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $3.1)			5.8				5.8
Change in Foreign Currency Translation Adjustment (net of tax expense of $3.1)			29.5				29.5
Change in Minimum Pension Liability Adjustment (net of tax benefit of $76.9)			(145.0)				(145.0)

Total Comprehensive Income							1,067.3

Common Stock Activity	0.2	22.7			(45.0)	0.9	(21.2)
Dividends to Stockholders				(142.8)			(142.8)

Balance at December 31, 2002	24.4	1,086.8	777.4	5,011.4	(54.2)	(2.6)	6,843.2
Comprehensive Income
Net Loss				(386.4)			(386.4)
Change in Net Unrealized Gain on Securities (net of tax expense of $132.3)			180.9				180.9
Change in Net Gain on Cash Flow Hedges (net of tax expense of $39.8)			73.9				73.9
Change in Foreign Currency Translation Adjustment (net of tax expense of $34.0)			119.3				119.3
Change in Minimum Pension Liability Adjustment (net of tax expense of $11.0)			19.7				19.7

Total Comprehensive Income							7.4

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	559.7				(9.2)	555.9
Dividends to Stockholders				(98.1)			(98.1)

Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$(386.4)	$401.2	$541.2
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(700.2)	(705.7)	(695.9)
Amortization of Policy Acquisition Costs	473.4	410.3	432.7
Amortization of Value of Business Acquired	41.2	42.1	48.4
Goodwill Amortization and Impairment	190.9	—	26.6
Depreciation	56.3	57.9	65.3
Net Realized Investment Loss	186.0	315.0	99.1
Reinsurance Receivable	39.4	266.7	(186.3)
Insurance Reserves and Liabilities	2,437.1	1,242.6	1,629.9
Income Tax	(168.4)	156.2	59.2
Cumulative Effect of Change in Accounting Principle	(39.9)	7.1	—
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	(286.2)	—	—
Other	(498.0)	(406.7)	(249.6)

Net Cash Provided by Operating Activities	1,345.2	1,786.7	1,770.6

Cash Flows from Investing Activities
Proceeds from Sales of Investments
Available-for-Sale Securities	2,203.5	2,776.5	2,754.9
Proceeds from Maturities of Investments
Available-for-Sale Securities	2,748.7	1,385.9	917.1
Proceeds from Sales and Maturities of Other Investments	195.7	378.7	416.1
Purchase of Investments
Available-for-Sale Securities	(6,959.4)	(5,848.4)	(5,167.5)
Other Investments	(161.8)	(402.1)	(174.7)
Net Sales (Purchases) of Short-term Investments	(119.0)	162.0	(101.2)
Acquisition of Business	110.0	(2.8)	(19.2)
Disposition of Business	(152.5)	—	(382.9)
Other	26.9	(36.7)	38.5

Net Cash Used by Investing Activities	$(2,107.9)	$(1,586.9)	$(1,718.9)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Cash Flows from Financing Activities
Deposits to Policyholder Accounts	$5.0	$6.2	$6.8
Maturities and Benefit Payments from Policyholder Accounts	(19.5)	(22.7)	(49.5)
Net Short-term Debt and Commercial Paper Repayments	(255.0)	(397.0)	(254.2)
Issuance of Long-term Debt	575.0	400.0	575.0
Long-term Debt Repayments	—	—	(172.5)
Issuance of Common Stock	551.9	22.9	20.5
Dividends Paid to Stockholders	(98.1)	(142.8)	(142.6)
Treasury Stock Acquired	—	(45.0)	—
Other	(24.5)	—	—

Net Cash Provided (Used) by Financing Activities	734.8	(178.4)	(16.5)

Effect of Foreign Exchange Rate Changes on Cash	4.9	2.9	(0.7)

Net Increase (Decrease) in Cash and Bank Deposits	(23.0)	24.3	34.5

Cash and Bank Deposits at Beginning of Year	142.2	117.9	83.4

Cash and Bank Deposits at End of Year	$119.2	$142.2	$117.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Such accounting principles differ from statutory accounting principles (see Note 16). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

During 2003, the Company entered into an agreement to sell its Canadian branch and expects to close the transaction during the first half of 2004. The Canadian branch is accounted for as an asset held for sale at December 31, 2003 and meets the accounting criteria of a discontinued operation. The results of the Canadian branch are reported as income (loss) from discontinued operations in the consolidated statements of operations and the related assets and liabilities are presented as discontinued in the statements of financial position for each year presented. Except where noted, the information presented in the notes to consolidated financial statements excludes the Canadian branch. See Note 2 for further discussion.

Continuing Operations: The Company is the largest provider of group and individual income protection products in the United States and the United Kingdom. It markets its integrated and complimentary portfolio of products primarily to employers interested in providing benefits to their employees. The Income Protection segment includes group long-term and short-term income protection insurance, individual income protection insurance, group and individual long-term care insurance, and disability management services. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness. The Colonial segment includes insurance for life, income protection, accident and sickness, cancer, and critical illness marketed by the Company’s subsidiary Colonial Life & Accident Insurance Company. The Other operating segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, amortization of goodwill (prior to 2002), and certain corporate expenses not allocated to a line of business. See Note 14 for further information on the operating segments.

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

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $13.2 million and $15.0 million as of December 31, 2003 and 2002, respectively.

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $2,684.5 million and $2,548.0 million of policy loans ceded to reinsurers at December 31, 2003 and 2002, respectively.

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

Changes in the fair value of available-for-sale fixed maturity securities and equity securities are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

The Company discontinues the accrual of investment income on invested assets when it is determined that collection is uncertain. The Company recognizes investment income on impaired investments when the income is received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The following table provides the changes in deferred policy acquisition costs:

(in millions of dollars)

	Income Protection	Life and Accident	Colonial	Other	Consolidated
Balances at December 31, 2000	$1,558.9	$354.8	$371.4	$32.6	$2,317.7
Capitalized	372.1	152.3	135.8	0.3	660.5
Amortized	(211.2)	(79.9)	(100.9)	(30.6)	(422.6)
Foreign Currency and Other	3.1	(1.4)	—	(0.8)	0.9
Disposal Due to Reinsurance Transaction	—	—	(6.4)	—	(6.4)

Balances at December 31, 2001	1,722.9	425.8	399.9	1.5	2,550.1

Capitalized	374.6	148.4	148.4	—	671.4
Amortized	(204.5)	(86.6)	(107.7)	(0.1)	(398.9)
Foreign Currency and Other	12.6	(2.1)	—	(0.6)	9.9

Balances at December 31, 2002	1,905.6	485.5	440.6	0.8	2,832.5

Capitalized	340.6	159.3	166.1	(0.1)	665.9
Amortized	(232.3)	(108.0)	(118.3)	—	(458.6)
Foreign Currency and Other	11.3	0.6	—	0.2	12.1

Balances at December 31, 2003	$2,025.2	$537.4	$488.4	$0.9	$3,051.9

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.60 percent to 8.13 percent. The accumulated amortization for value of business acquired was $281.5 million and $239.7 million as of December 31, 2003 and 2002, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $422.4 million and $383.9 million as of December 31, 2003 and 2002, respectively.

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

Disabled lives reserves for future policy and contract benefits on disability policies are calculated based upon assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on Company experience. The assumptions vary by year of claim incurral and may include a provision for adverse deviation. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow similar timing and amount patterns to those of the anticipated liability payments.

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

The annual effective interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

	December 31
	2003	2002
Active Life Reserves - Current Year Issues
Traditional Life	4.50% to 7.25%	4.50% to 7.25%
Individual Income Protection	5.50% to 6.50%	5.50% to 9.00%
Disabled Lives Reserves - Current Year Claims
Individual Income Protection	5.50% to 7.50%	5.50% to 8.00%
Group Income Protection	5.25% to 6.00%	6.25% to 7.35%
Group Life	5.50%	6.00%
Disabled Lives Reserves - Prior Year Claims
Individual Income Protection	6.00% to 7.75%	5.50% to 8.00%
Group Income Protection	6.90%	7.35%
Group Life	6.00%	6.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Deferred Gain or Loss on Reinsurance: The Company is a party to various reinsurance agreements. Where applicable, gains or losses on these transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in the consolidated statements of financial condition at December 31, 2003 and 2002 was $264.9 million and $325.4 million, respectively.

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

Translation of Foreign Currency: Revenues and expenses of the Company’s continuing and discontinued foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income or loss, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company’s subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $352.3 million and $369.5 million at December 31, 2003 and 2002, respectively, and represented approximately 0.7 percent and 0.8 percent of consolidated assets and 0.8 percent and 0.9 percent of consolidated liabilities for December 31, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation: The Company has various stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations. All options granted prior to 2003 under the stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The expense recognized in 2003 for stock-based employee compensation is less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$(386.4)	$401.2	$541.2
Add: Stock-based Employee Compensation Expense Included in Net Loss as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.6	—	—
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(12.8)	(15.5)	(12.3)

Pro Forma Net Income (Loss)	$(398.6)	$385.7	$528.9

Net Income (Loss) Per Share:
Basic–as Reported	$(1.40)	$1.66	$2.24
Basic–Pro Forma	$(1.44)	$1.59	$2.19

Diluted–as Reported	$(1.40)	$1.65	$2.22
Diluted–Pro Forma	$(1.44)	$1.59	$2.17

Changes in Accounting Principles:

As previously discussed, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 and selected the prospective method of adoption allowed under the provisions of SFAS 148. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 148 amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amended the disclosure requirements of SFAS 123. The adoption decreased after tax results for 2003 approximately $0.6 million.

Effective October 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. DIG Issue B36 addresses financial accounting and reporting for embedded derivatives in modified coinsurance contracts that incorporate credit risk exposure unrelated to the credit risk of the counterparty to the reinsurance contract and requires the bifurcation of any such derivative from the host reinsurance contract. The Company has two reinsurance contracts for which DIG Issue B36 is applicable. The adoption of DIG Issue B36 resulted in an increase in fixed maturity securities of $61.3 million to record the fair value of the embedded derivatives, a decrease of $116.1 million in miscellaneous assets, $18.4 million in reinsurance receivable, and $134.5 million in accumulated other comprehensive income (net unrealized gain on securities) to eliminate the previously reported adjustment to fair value of the marketable securities held in the trust and the related effects on claim reserves, and a $39.9 million cumulative effect of accounting principle change ($0.14 per common share, basic and assuming dilution), net of $21.4 million in tax. The change in the fair value of the embedded derivatives is reported as a realized investment gain or loss during the period of change.

Effective December 31, 2003, the Company adopted the provisions of Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 expands upon ARB No. 51, Consolidated Financial Statements, to address financial accounting and reporting for certain entities in which a controlling financial interest cannot be identified based on an evaluation of voting interests. Transition to the provisions of FIN 46 required the Company to consolidate four special purpose entities whose purposes are to support the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

investment objectives. Prior to December 31, 2003, these entities were accounted for as fixed maturity securities in the available for sale portfolio and carried at fair value which was derived from the fair value of the underlying assets. These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair value of the underlying forward and swap contracts was $133.9 million at the time of transition to FIN 46, which was equivalent to the fair value at which they would have been reported as fixed maturity securities prior to the adoption of FIN 46. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $61.8 million, $7.0 million, and $51.7 million, respectively, at the time of transition to FIN 46, which were equivalent to the fair values at which they would have been reported as fixed maturity securities. The adoption of FIN 46 had no impact on the fair value of total invested assets reported in the Company’s consolidated statements of financial condition.

Adoption of FIN 46 also resulted in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation was the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the consolidated statements of financial condition and an increase of $300.0 million in long-term debt.

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

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. Goodwill impairment is deemed to occur if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally operating segments, as defined in Note 14, or one level below the operating segment if that reporting unit constitutes a business. The Company completed the required transitional impairment tests and determined that the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million ($0.03 per common share, basic and assuming dilution) and is reported as a cumulative effect of accounting principle change in the consolidated statements of operations for the year ended December 31, 2002.

The Company reclassified its January 1, 2002 goodwill asset balance of $663.7 million from the Corporate segment to the Income Protection segment, which is the segment expected to benefit from the originating business combinations. Had the amortization of goodwill been excluded from income for the year ended December 31, 2001, net income would have been $561.5 million ($2.30 per common share assuming dilution).

Note 2 – Discontinued Operations

As discussed in Note 1, during 2003 the Company entered into an agreement to sell its Canadian branch and expects to close the transaction during the first half of 2004. This transaction will improve the statutory capital position of the Company’s insurance subsidiary which currently owns the Canadian branch as well as allow the Company to focus on its core operations. The Canadian branch is accounted for as an asset held for sale at December 31, 2003 and is reported as discontinued operations in the accompanying consolidated financial statements. During the fourth quarter of 2003, in conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 2 – Discontinued Operations - Continued

related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired, based on fair value measurements which used the quoted market value of the Canadian branch. The Company also recognized a before tax loss of $9.3 million to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which equal $200.2 million before tax, are included in the $145.8 million before tax loss reported for discontinued operations in 2003. The total charge after tax related to these write-downs was $196.9 million.

Prior year operating results related to the Canadian branch, which previously were primarily reported in the Income Protection segment, have been reclassified to discontinued operations for all years presented.

Selected results for the Canadian branch are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars, except share data)
Premium Income	$351.2	$302.0	$281.0

Total Revenue	$408.1	$353.9	$333.8

Income (Loss) Before Income Tax	$(145.8)	$17.7	$8.3

Income (Loss) on Discontinued Operations	$(161.7)	$11.4	$3.5

Income (Loss) Per Share
Basic	$(0.58)	$0.05	$0.02
Assuming Dilution	$(0.58)	$0.05	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 2 - Discontinued Operations – Continued

Assets and liabilities for discontinued operations as reported in the accompanying consolidated statements of financial condition are comprised of the following:

	December 31
	2003	2002
	(in millions of dollars)
Fixed Maturity Securities – Available-for-Sale – Discontinued Operations	$1,102.4	$846.8

Other Assets
Policy Loans	$0.1	$0.1
Short-term Investments	5.2	5.8
Cash and Bank Deposits	3.8	2.5
Accounts and Premiums Receivable	14.7	12.0
Reinsurance Receivable	28.9	17.4
Accrued Investment Income	10.6	10.5
Deferred Policy Acquisition Costs	201.7	149.1
Value of Business Acquired	54.4	48.1
Goodwill	—	190.9
Property and Equipment	4.9	4.5
Miscellaneous	5.9	2.3

Other Assets – Discontinued Operations	$330.2	$443.2

Other Liabilities
Policy and Contract Benefits	$66.5	$67.0
Reserves for Future Policy and Contract Benefits	1,184.2	883.8
Unearned Premiums	19.2	15.8
Other Policyholders’ Funds	11.1	12.5
Current Income Tax	10.0	—
Deferred Income Tax	151.0	103.8
Other Liabilities	20.6	20.2

Other Liabilities – Discontinued Operations	$1,462.6	$1,103.1

These assets and liabilities are included with Corporate in the assets by segment disclosure. See Note 14 for additional segment information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 3 - Fair Values of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31 (in millions of dollars)
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Fixed Maturity Securities
Available-for-Sale	$29,945.5	$29,945.5	$26,616.0	$26,616.0
Derivatives Hedging Available-for-Sale	76.6	76.6	23.5	23.5
DIG Issue B36 Embedded Derivatives	62.1	62.1	—	—
Equity Securities	39.1	39.1	27.9	27.9
Mortgage Loans	474.7	521.7	599.9	664.0
Policy Loans	2,877.9	2,877.9	2,743.7	2,743.7
Short-term Investments	332.2	332.2	212.6	212.6
Cash and Bank Deposits	119.2	119.2	142.2	142.2
Deposit Assets	565.9	565.9	694.9	694.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	1,308.5	1,308.5	1,376.4	1,376.4
Other	593.5	593.5	476.2	476.2
Short-term Debt	—	—	255.0	255.0
Long-term Debt	2,789.0	3,072.8	1,914.0	1,755.7
Company-Obligated Mandatorily Redeemable
Preferred Securities	—	—	300.0	229.6

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

Derivatives: Fair values are based on market quotes or pricing models and represent the net amount of cash the Company would have received or paid if the contracts had been settled or closed as of the last day of the year.

DIG Issue B36 Embedded Derivatives: Fair values are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in certain reinsurance agreements entered into by the Company.

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

Note 3 - Fair Values of Financial Instruments - Continued

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

Note 4 - Investments

Fixed Maturity and Equity Securities

As previously discussed, during 2003 the Company entered into an agreement to sell its Canadian branch. The transaction is expected to close during the first half of 2004. The Canadian branch meets the accounting criteria for being reported as a discontinued operation in the consolidated financial statements and as such, its assets and liabilities are reported separately in the Company’s consolidated statements of financial condition. The Company will be retaining a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. The specific bonds to be transferred have not yet been identified by the buyer, although the aggregate fair value of bonds to be transferred is approximately $1.1 billion, or 3.5 percent of the fair value of the Company’s total fixed maturity bond portfolio as of December 31, 2003. Because the specific investments to be transferred have not been identified, the disclosures in Note 4 will in some instances necessarily include the total Canadian investment portfolio, including those which will be transferred to the buyer when the transaction closes, with an appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

The amortized cost and fair values of securities by security type are shown as follows. The fixed maturity securities reported as discontinued operations in the consolidated statements of financial condition are included. The Company does not expect the exclusion of the securities transferred to the buyer of the Canadian branch to materially change the distribution by security type.

	December 31, 2003 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,951.4	$37.2	$160.7	$1,827.9
States, Municipalities, and Political Subdivisions	42.4	3.0	0.1	45.3
Foreign Governments	980.9	171.2	4.2	1,147.9
Public Utilities	3,910.7	406.7	40.9	4,276.5
Mortgage-backed Securities	4,011.5	464.4	2.1	4,473.8
Derivative Instruments	—	246.8	11.9	234.9
All Other Corporate Bonds	17,386.9	1,936.5	271.1	19,052.3
Redeemable Preferred Stocks	116.1	12.5	0.6	128.0

Total Fixed Maturity Securities	28,399.9	3,278.3	491.6	31,186.6
Equity Securities	37.9	4.7	3.5	39.1

Total	$28,437.8	$3,283.0	$495.1	$31,225.7

The December 31, 2003 gross unrealized losses on the redeemable preferred stocks and equity securities are attributable to holdings from 2 issuers and 16 issuers, respectively.

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

Of the $491.0 million in gross unrealized losses on fixed maturity bonds at December 31, 2003, $337.1 million, or 68.7 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. The gross unrealized loss on below-investment-grade fixed maturity bonds (securities rated below Baa3 by Moody’s Investors Service or an equivalent internal rating) was $153.9 million at December 31, 2003, or 31.3 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

The following chart indicates the length of time the Company’s investment-grade and below-investment- grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2003. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2003. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2003. The Company has no unrealized losses in its Canadian branch fixed maturity bond portfolio.

	December 31, 2003
	Fair Value	Gross Unrealized Loss	Number of Issuers
	(in millions of dollars)
Investment-Grade
1 year or less
fair value <100% >= 70% of amortized cost	$4,213.9	$(286.9)	147

Over 1 year
fair value <100% >= 70% of amortized cost	212.4	(25.7)	14
fair value < 70% >= 40% of amortized cost	38.0	(24.5)	1

Subtotal	250.4	(50.2)	15

Totals	$4,464.3	$(337.1)	162

Below-Investment-Grade
1 year or less
fair value <100% >= 70% of amortized cost	$87.6	$(9.3)	7
fair value < 70% >= 40% of amortized cost	9.7	(5.2)	1

Subtotal	97.3	(14.5)	8

Over 1 year
fair value <100% >= 70% of amortized cost	831.9	(82.6)	49
fair value < 70% >= 40% of amortized cost	100.2	(56.8)	8

Subtotal	932.1	(139.4)	57

Totals	$1,029.4	$(153.9)	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

As of December 31, 2003, the Company held investment-grade and below-investment-grade securities with a gross unrealized loss of $10.0 million or greater, as follows:

	December 31, 2003 (in millions of dollars)
	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$300.8	$(19.9)	>90 days<=180 days
U.S. Government Sponsored Mortgage Funding Company	708.6	(134.3)	>180 days<=270 days
Principal Protected Equity Linked Note	45.6	(14.6)	>2 years<=3 years
Principal Protected Equity Linked Note	38.0	(24.5)	>3 years

Total Investment-Grade	$1,093.0	$(193.3)

Below-Investment-Grade
Fertilizer Joint Venture between Venezuelan Oil Company and U.S. Conglomerate	$25.9	$(11.6)	>1 year<=2 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	14.0	(10.4)	>1 year<=2 years

Total Below-Investment-Grade	$39.9	$(22.0)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

The amortized cost and fair values of fixed maturity securities by maturity date are shown as follows. The maturity dates have not been adjusted for possible calls or prepayments. The fixed maturity securities reported as discontinued operations in the consolidated statements of financial condition are included. The Company does not expect the exclusion of the securities transferred to the buyer of the Canadian branch to materially change the distribution by maturity date.

	December 31, 2003 (in millions of dollars)
	Amortized Cost	Fair Value
Available-for-Sale Securities
1 year or less	$328.4	$356.3
Over 1 year through 5 years	1,742.8	2,023.7
Over 5 years through 10 years	4,586.7	5,060.7
Over 10 years	17,730.5	19,272.1

	24,388.4	26,712.8
Mortgage-backed Securities	4,011.5	4,473.8

Total	$28,399.9	$31,186.6

At December 31, 2003, the total investment in below-investment-grade fixed maturity securities was $2,442.7 million or 7.8 percent of invested assets excluding ceded policy loans and the fixed maturity securities reported as discontinued operations. The amortized cost of these securities was $2,495.4 million.

The Company has a significant investment in, but is not the primary beneficiary of, a certain special purpose entity. This entity is a collateralized bond obligation asset trust (CBO) in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The outstanding balance of all tranches was $355.3 million at December 31, 2003, of which third parties hold $299.0 million. These third parties have no recourse against the Company. The total value of the CBO assets is $295.1 million at December 31, 2003. The Company’s maximum exposure to loss and total carrying value of its interests in the CBO is $27.0 million at December 31, 2003.

At December 31, 2003, the Company had capital commitments of $38.8 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

Deposit assets in the form of marketable securities held in trust are reported in miscellaneous assets in the consolidated statements of financial condition. Unrealized gains on these securities were $116.7 million at December 31, 2002. Pursuant to the provisions of DIG Issue B36, the Company no longer reports the unrealized gains on the marketable securities held in the trust as an adjustment to the value of the deposit asset. The net unrealized gain is now attributed to the value of the embedded derivative and included in fixed maturity securities at December 31, 2003. Any net unrealized loss will be attributed to the marketable securities held in the trust and reported as an adjustment to the deposit asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

As discussed in Note 1, effective December 31, 2003, the Company adopted the provisions of FIN 46. The adoption of FIN 46 had no impact on the fair value of total invested assets reported in the Company’s consolidated statements of financial condition.

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company did not have any impaired mortgage loans at December 31, 2003. The reported investment in mortgage loans considered to be impaired was $6.0 million at December 31, 2002. Included in the impaired loans at December 31, 2002 were loans of $6.0 million that had a related allowance for losses of $2.4 million.

Investment Valuation Allowances

Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2001
Mortgage Loans	$12.9	$—	$10.5	$2.4
Real Estate	25.6	—	5.7	19.9

Total	$38.5	$—	$16.2	$22.3

Year Ended December 31, 2002
Mortgage Loans	$2.4	$—	$—	$2.4
Real Estate	19.9	—	—	19.9

Total	$22.3	$—	$—	$22.3

Year Ended December 31, 2003
Mortgage Loans	$2.4	$2.0	$4.4	$—
Real Estate	19.9	—	10.6	9.3

Total	$22.3	$2.0	$15.0	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Fixed Maturity Securities	$2,103.8	$1,947.6	$1,858.6
Equity Securities	0.7	0.1	0.1
Mortgage Loans	48.7	67.0	86.1
Real Estate	2.6	4.9	11.7
Policy Loans	11.6	11.6	12.0
Other Long-term Investments	9.9	11.1	9.7
Short-term Investments	10.7	19.0	24.7

Gross Investment Income	2,188.0	2,061.3	2,002.9
Less Investment Expenses	11.3	12.5	30.7
Less Investment Income on PFA Assets	18.3	19.9	21.1

Net Investment Income	$2,158.4	$2,028.9	$1,951.1

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains	$127.0	$181.5	$84.6
Gross Losses	(334.4)	(509.8)	(245.1)
Equity Securities	4.5	(0.6)	2.4
Mortgage Loans, Real Estate, and Other Invested Assets	12.3	3.5	52.7
Deposit Assets	15.6	13.0	3.1
Derivatives	1.2	3.3	2.3

Realized Investment Loss	$(173.8)	$(309.1)	$(100.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

Other Comprehensive Income

The components of the change in the net unrealized gain on securities and the change in the net gain on cash flow hedges included in other comprehensive income (loss) are as follows. Changes related to the fixed maturity securities reported as discontinued operations in the consolidated statements of financial condition are included. Certain prior year amounts have been reclassified to confirm to current year reporting.

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Change in Net Unrealized Gain
Before Reclassification Adjustment	$629.7	$873.0	$215.1
Reclassification Adjustment for Net Realized
Investment Loss – Continuing Operations	173.8	309.1	100.0
Reclassification Adjustment for Net Realized
Investment (Gain) Loss – Discontinued Operations	12.2	5.9	(0.9)
Cumulative Effect Transition Adjustment	(134.5)	—	23.2
Change in Net Gain on Cash Flow Hedges	113.6	8.9	4.3
Change in Net Unrealized Gain on Deposit Assets	(0.6)	93.1	(25.2)
Change in the Adjustment to Reserves for
Future Policy and Contract Benefits, Net of Reinsurance	(367.3)	(127.3)	(381.0)
Change in Tax Liability	(172.1)	(381.1)	28.8

Total	$254.8	$781.6	$(35.7)

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

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $62.9 million at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/ Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2000	$—	$28.1	$1,135.0	$—	$7.3	$1,170.4
Additions	500.0	—	459.0	126.6	—	1,085.6
Terminations	500.0	10.9	620.0	—	—	1,130.9

Balance at December 31, 2001	—	17.2	974.0	126.6	7.3	1,125.1
Additions	400.0	—	321.0	308.6	—	1,029.6
Terminations	400.0	11.3	329.0	24.3	7.3	771.9

Balance at December 31, 2002	—	5.9	966.0	410.9	—	1,382.8
Additions	—	52.2	2,795.0	1,097.8	—	3,945.0
Terminations	—	—	500.0	826.6	—	1,326.6

Balance at December 31, 2003	$—	$58.1	$3,261.0	$682.1	$—	$4,001.2

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2003, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$149.0	$477.0	$535.0	$515.0	$455.0	$350.0	$240.0	$205.0	$185.0	$150.0	$3,261.0
Weighted Average Receive Rate	6.76%	6.59%	6.63%	7.41%	6.78%	6.58%	6.51%	6.58%	6.49%	6.66%	6.75%
Weighted Average Pay Rate	1.15%	1.15%	1.15%	1.27%	1.15%	1.15%	1.15%	1.15%	1.15%	1.15%	1.17%

The Company’s derivatives all qualify as hedges and have been designated as cash flow hedges. The cash flow hedging programs are described as follows.

The Company has executed a series of cash flow hedges in the group income protection, individual income protection, and group and individual long-term care portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2013 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

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

Note 5 - Derivative Financial Instruments - Continued

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

The Company has invested in certain structured fixed maturity securities that contain embedded derivatives. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities.

During 2003, the Company entered into a forward treasury lock which, by taking a long position on the forward treasury lock, allowed the Company to lock in the interest rate on the future purchase of a specific U.S. Treasury bond. This derivative was identified as a cash flow hedge and was used to minimize the interest rate risk related to the settlement price on the reinsurance of an existing block of in force business. Because the settlement price of the ceded reinsurance transaction was partially determined by the change in the interest rate of a specific five year U.S. Treasury bond, the forward treasury lock allowed the Company to hedge the interest rate used in the calculation of the settlement price. The Company terminated the treasury lock, for cash, at the same time the reinsurance transaction settled.

During 2003, the Company entered in a foreign currency forward contract whereby the Company agreed to pay its counterparty a specific Canadian dollar denominated notional amount in exchange for a specific U.S. dollar denominated notional amount. This derivative is identified as a cash flow hedge and is being used to eliminate the variability of functional currency cash flows associated with the anticipated proceeds from the expected sale of the Canadian branch. The Company will terminate the currency forward, for cash, at the time of the closing of the Canadian branch transaction.

The Company has also used forward starting swaps to hedge the interest rate on anticipated issuance of debt. The Company recognized a loss of $10.6 million during 2002 upon the termination of these swaps and reported the loss in other comprehensive income (loss). The loss is being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument. See Note 9 for further discussion.

As discussed in Note 1, effective October 1, 2003, the Company adopted the provisions of DIG Issue B36. The adoption of DIG Issue B36 resulted in an increase in fixed maturity securities of $61.3 million to record the fair value of embedded derivatives related to the credit risk provisions of certain reinsurance contracts. The fair value of the embedded derivatives related to these reinsurance contracts was $62.1 million as of December 31, 2003. The change in fair value of DIG Issue B36 derivatives is reported in operating earnings as a realized investment gain or loss.

During 2003, the Company recognized net gains of $79.6 million upon the termination of cash flow hedges and reported $79.1 million of these gains in other comprehensive income (loss) and $0.5 million in operating earnings as realized investment gains. During 2002, the Company recognized net gains of $45.4 million upon the termination of cash flow hedges and reported $42.1 million of these gains in other comprehensive income (loss) and $3.3 million in operating earnings as realized investment gains. The Company amortized $17.3 million and $12.4 million of net deferred gains into earnings during 2003 and 2002, respectively. The estimated amount of net deferred gains that will be amortized into operating earnings during 2004 is $16.2 million. The notional amount of derivatives outstanding under the hedge programs was $4,001.2 million at December 31, 2003. For the year ended December 31, 2003, there was no material ineffectiveness

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

related to the Company’s derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Note 6 - Value of Business Acquired

A reconciliation of value of business acquired is as follows:

	2003	2002	2001
	(in millions of dollars)
Balance at January 1	$456.2	$491.7	$534.4
Acquisition of Business	36.6	—	—
Interest Accrued	36.4	36.0	38.9
Amortization	(73.9)	(75.0)	(84.0)
Foreign Currency and Other	8.2	3.5	2.4

Balance at December 31	$463.5	$456.2	$491.7

During 2003, the Company acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd, together with the renewal rights to the group life business. The amount attributable to value of business acquired on this block of business was $36.6 million.

The estimated net amortization of value of business acquired for each of the next five years is $52.2 million in 2004, $50.8 million in 2005, $39.5 million in 2006, $37.7 million in 2007, and $36.0 million in 2008.

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2003	2002	2001
	(in millions of dollars)
Balance at January 1	$17,878.9	$17,181.0	$16,285.1
Less Reinsurance Recoverables	2,435.8	2,533.1	2,137.6

Net Balance at January 1	15,443.1	14,647.9	14,147.5
Acquisition of Business – Note 6	285.9	—	—

Incurred Related to
Current Year	4,915.8	4,401.1	4,217.6
Prior Years Interest	929.0	952.8	952.3
Prior Years Incurred	1,206.1	149.7	80.9

Total Incurred	7,050.9	5,503.6	5,250.8

Paid Related to
Current Year	(1,394.8)	(1,364.1)	(1,337.1)
Prior Years	(3,642.1)	(3,344.3)	(3,413.3)

Total Paid	(5,036.9)	(4,708.4)	(4,750.4)

Net Balance at December 31	17,743.0	15,443.1	14,647.9
Plus Reinsurance Recoverables	2,654.5	2,435.8	2,533.1

Balance at December 31	$20,397.5	$17,878.9	$17,181.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at the average reserve discount rate used by the Company during 2003, 2002, and 2001.

In April 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, incurred but not reported (IBNR) reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefit and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 6.5 percent increase in total net group long-term income protection reserves as of March 31, 2003, which for continuing operations equaled $7.017 billion prior to this increase and equaled $6.618 billion as of December 31, 2002.

In January 2004, the Company completed its annual review of claim reserves to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. Based upon this review, the Company increased its group income protection claim reserves as of December 31, 2003 by $440.0 million before tax, or $286.0 million after tax. Approximately $300.0 million of the reserve strengthening reflected implementation of a lower discount rate for the Company’s group income protection claim reserves. The discount rate was lowered to reflect the Company’s actual change in investment portfolio yield rates during 2003, the expectation of future investment portfolio yield rates, and the Company’s new discount rate management approach of maintaining a wider spread between its group income protection portfolio investment yield rate and its average discount rate. The Company’s new discount rate management approach is intended to better reflect the current investment environment and position the Company to be more responsive with discount rates on new incurred claims as changes to the investment environment emerge. Approximately $140.0 million of the reserve increase related to a strengthening of the morbidity assumptions to reflect the impact of the Company’s view of a continuing jobless economic recovery on claim incidence and severity. Of this amount, approximately $64.0 million was established to reflect higher claim incidence expectations. Claim incidence in the second half of 2003 was 8.4 percent higher than the first half of the year and 5.8 percent above the second half of 2002. Claim incidence is expected to continue at an elevated level for several quarters as the Company believes that early indications of a recovering economy are not yet reflected in improved consumer confidence or job creation. Also included in the $140.0 million strengthening was approximately $76.0 million to reflect higher severity expectations driven primarily by a lengthening of claim duration expectations in those claims that have been open 36 months or longer. The $440.0 million reserve increase represented a 5.4 percent increase in total net group income protection reserves as of December 31, 2003, which totaled $8.186 billion prior to this increase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated statements of financial condition to the liability for unpaid claims and claim adjustment expense is as follows:

	2003	2002	2001
	(in millions of dollars)
Policy and Contract Benefits	$1,928.4	$1,895.0	$1,862.7
Reserves for Future Policy and Contract Benefits	31,112.0	27,748.2	26,407.5

Total	33,040.4	29,643.2	28,270.2
Less: Life Reserves for Future Policy and Contract Benefits	7,041.0	6,798.2	6,504.7
Accident and Health Active Life Reserves	4,691.1	4,377.0	4,137.6
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	910.8	589.1	446.9

Liability for Unpaid Claims and Claim Adjustment Expense	$20,397.5	$17,878.9	$17,181.0

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Changes in these adjustments are reported as a component of other comprehensive income (loss).

Note 8 - Income Tax

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Income (Loss) from Continuing Operations	$(170.6)	$196.3	$216.1
Income (Loss) from Discontinued Operations	15.9	6.3	4.8
Cumulative Effect of Accounting Principle Change	21.4	(3.9)	—
Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	132.3	378.0	(30.3)
Net Gain on Cash Flow Hedges	39.8	3.1	1.5
Foreign Currency Translation Adjustment	34.0	3.1	(11.0)
Minimum Pension Liability Adjustment	11.0	(76.9)	—
Stockholders’ Equity – Additional Paid-in Capital
Stock Option Compensation	—	(3.2)	(3.6)

Total Income Tax Expense	$83.8	$502.8	$177.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

A reconciliation of the income tax (benefit) attributable to income (loss) from continuing operations computed at U.S. federal statutory tax rates to the income tax expense (benefit) as included in the consolidated statements of operations is as follows:

	Year Ended December 31
	2003	%	2002	%	2001	%
	(in millions of dollars)
Statutory Income Tax	$(152.3)	35.0%	$207.6	35.0%	$263.8	35.0%
Tax-exempt Investment Income	(7.9)	1.8	(7.7)	(1.3)	(9.8)	(1.3)
Change in Valuation Allowance	(7.5)	1.7	(11.1)	(1.9)	(44.3)	(5.9)
Other Items, Net	(2.9)	0.7	7.5	1.3	6.4	0.9

Effective Tax	$(170.6)	39.2%	$196.3	33.1%	$216.1	28.7%

The net deferred income tax liability consists of the following:

	December 31
	2003	2002
	(in millions of dollars)
Deferred Tax Liability
Deferred Policy Acquisition Costs	$644.6	$613.5
Net Unrealized Gain on Securities and Net Gain on Cash Flow Hedges	606.3	439.2
Value of Business Acquired	149.5	160.8
Policy Reserve Adjustments	57.7	190.7
Property and Equipment	36.8	26.3
Other	46.3	42.5

Gross Deferred Tax Liability	1,541.2	1,473.0

Deferred Tax Asset
Loss Carryforwards	223.7	184.4
Reinsurance Gains and Losses	98.0	96.5
Accrued Liabilities	11.6	17.3
Tax Basis in Foreign Subsidiary	13.3	3.9
Realized Investment Gains and Losses	166.5	176.7
Postretirement Benefits	69.1	67.4
Other Employee Benefits	61.5	52.9
Foreign Tax Credit	18.0	—
Other	18.1	1.4

Gross Deferred Tax Asset	679.8	600.5
Less Valuation Allowance	52.6	60.1

Net Deferred Tax Asset	627.2	540.4

Net Deferred Tax Liability from Continuing Operations	914.0	932.6
Net Deferred Tax Liability from Discontinued Operations	151.0	103.8

Total Net Deferred Tax Liability	$1,065.0	$1,036.4

Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders’ surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 requires that no future amounts be added after 1983 to the policyholders’ surplus account. Further, any future distributions from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. The amount of the policyholders’ surplus account at December 31, 2003, is approximately $228.8 million. Future distributions from the policyholders’ surplus account are deemed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

occur if a statutorily prescribed maximum for the account is less than the value of the account or if dividend distributions exceed the total amount accumulated as currently taxable income in the year earned. If the entire policyholders’ surplus account were deemed distributed in 2003, this would result in a tax of approximately $80.1 million. No current or deferred federal income taxes have been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote.

The Company has not provided for deferred taxes on basis differences in its foreign subsidiaries that are permanent in duration or on the unremitted earnings of its domestic subsidiaries which are not expected to result in taxable or deductible amounts. However, the Company has provided for a $6.8 million deferred tax asset on basis differences in the Japanese operations as a result of the pending sale of this subsidiary as of December 31, 2003.

The Company’s consolidated statements of operations include the following amounts of income subject to foreign taxation, including the results of the Canadian branch, and the related foreign income tax expense (benefit):

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Income Before Tax Subject to Foreign Taxation	$168.7	$94.1	$95.2

Foreign Income Tax Expense (Benefit)
Current	$48.4	$22.1	$7.8
Deferred	(3.0)	(2.8)	8.0

Total Foreign Income Tax Expense	$45.4	$19.3	$15.8

For most of the Company’s subsidiaries, tax years through 1995 are closed to further assessment by the Internal Revenue Service (IRS). During 2003, the IRS continued its examination of subsequent tax years. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material impact on the financial position, liquidity, or results of operations of the Company.

During 2003, the Company’s valuation allowance decreased by $7.5 million related to its investment in foreign operations.

As of December 31, 2003, the Company’s subsidiaries had net operating loss carryforwards of approximately $599.2 million, capital loss carryforwards of $37.7 million, and foreign tax credit carryforwards of $43.9 million, $18.0 million of which pertains to continuing operations. The majority of the net operating loss carryforwards will begin to expire, if not utilized, in 2019. If not utilized, capital loss carryforwards of $2.6 million, $13.1 million, and $22.0 million will begin to expire in 2005, 2007, and 2008, respectively. In 2007 and 2008, $19.6 million and $24.3 million, respectively, of the foreign tax credit carryforwards will begin to expire if not utilized.

Federal income taxes paid (refunded) during 2003, 2002, and 2001 were $(43.4) million, $27.5 million, and $127.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Debt and Company-Obligated Mandatorily Redeemable Preferred Securities

Debt

The Company had no short-term debt as of December 31, 2003. At December 31, 2002, short-term debt consisted of $20.0 million for the current portion of the Company’s medium-term notes, with a weighted average interest rate of 5.96 percent during 2002, and $235.0 million of reverse repurchase agreements, with a weighted average interest rate of 1.44 percent during 2002.

Long-term debt consists of the following:

	December 31
	2003	2002
	(in millions of dollars)
Adjustable conversion rate equity units @ 8.25% due 2008	$575.0	$—
Notes @ 7.25% due 2032, callable at or above par	150.0	150.0
Notes @ 7.375% due 2032, non-callable	250.0	250.0
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 7.625% due 2011, non-callable	575.0	575.0
Notes @ 6.375% due 2005, non-callable	200.0	200.0
Junior Subordinated Debt Securities @ 7.405% due 2038	300.0	—	(1)
Medium-term Notes @ 7.0% to 7.3% due 2005 to 2028, non-callable	89.0	89.0

Total	$2,789.0	$1,914.0

(1)	See Note 1 for a discussion of FIN 46.

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

During 2001, the Company redeemed its $172.5 million par value 8.8% monthly income debt securities (junior subordinated debt), which were due in 2025 but callable at par in 2000 and thereafter. The early extinguishment of debt resulted in a fourth quarter of 2001 write-off of the remaining deferred debt cost of $4.5 million associated with the issuance of the securities.

In 1998, the Company completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 6.375% senior notes due July 15, 2005, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the trust in connection with the capital securities offering. The sole assets of the trust are the junior subordinated debt securities. As stated in Note 1, the adoption of FIN 46 in 2003 resulted in the de-consolidation of the trust. The capital securities which had previously been classified on the Company’s consolidated statements of financial condition as company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company were eliminated, and the junior subordinated deferrable interest debentures of $300.0 million are included in long-term debt at December 31, 2003.

Of the $2,789.0 million of long-term debt at December 31, 2003, $227.0 million will mature in 2005, $575.0 million will mature in 2008, and $1,987.0 million will mature in 2011 and thereafter.

Interest paid on short-term and long-term debt and related securities during 2003, 2002, and 2001 was $182.2 million, $161.0 million, and $159.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement plans for its employees, including non-qualified pension plans. The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans. The Company uses a December 31 measurement date for each plan. Certain prior year amounts have been adjusted for the pension plans of the foreign affiliates.

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002	2003	2002
	(in millions of dollars)
Change in Benefit Obligation
Balance at January 1	$508.5	$365.7	$75.1	$57.2	$219.1	$218.8
Service Cost	21.9	13.4	6.9	4.8	4.3	6.0
Interest Cost	33.9	26.7	4.8	3.6	14.4	14.0
Plan Participant Contributions	—	—	—	—	2.7	2.8
Plan Amendments	—	—	—	—	—	(22.8)
Actuarial (Gain) Loss	45.5	112.1	15.0	5.1	(33.9)	14.1
Benefits Paid	(10.2)	(9.4)	(2.6)	(2.1)	(14.6)	(13.8)
Change in Foreign Exchange Rates	—	—	11.0	6.5	—	—

Balance at December 31	$599.6	$508.5	$110.2	$75.1	$192.0	$219.1

Accumulated Benefit Obligation at December 31	$519.7	$444.5	$93.1	$63.5	N/A	N/A

Change in Fair Value of Plan Assets
Balance at January 1	$349.6	$458.0	$49.9	$50.7	$11.7	$10.4
Actual Return on Plan Assets	80.2	(101.9)	9.2	(8.0)	0.5	1.8
Employer Contributions	4.2	2.9	9.7	4.8	11.5	10.5
Plan Participant Contributions	—	—	—	—	2.7	2.8
Benefits Paid	(10.2)	(9.4)	(2.6)	(2.1)	(14.6)	(13.8)
Change in Foreign Exchange Rates	—	—	7.7	4.5	—	—

Balance at December 31	$423.8	$349.6	$73.9	$49.9	$11.8	$11.7

Underfunded Status of the Plans at December 31	$(175.8)	$(158.9)	$(36.3)	$(25.2)	$(180.2)	$(207.4)
Unrecognized Net Actuarial Loss	268.3	291.2	39.2	26.6	11.5	47.4
Unrecognized Prior Service Cost	(17.2)	(19.8)	—	—	(28.5)	(32.2)
Unrecognized Net Transition (Asset) Obligation	—	—	0.1	(0.2)	—	—

Net Amount Recognized	$75.3	$112.5	$3.0	$1.2	$(197.2)	$(192.2)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $698.2 million, $603.7 million, and $486.5 million, respectively, as of December 31, 2003, and $577.0 million, $503.0 million, and $392.6 million, respectively, as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Amounts recognized in the consolidated statements of financial condition for the Company’s pension plans consist of the following:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2003	2002	2003	2002
	(in millions of dollars)
Prepaid Benefit Cost	$—	$—	$3.0	$1.2
Accrued Benefit Liability	(95.2)	(93.8)	(21.3)	(15.6)
Minimum Pension Liability Adjustment in Accumulated Other Comprehensive Income (Loss), Before Tax	170.5	206.3	21.3	15.6

Net Amount Recognized	$75.3	$112.5	$3.0	$1.2

The weighted average assumptions used in the measurement of the Company’s benefit obligations as of December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S Plans Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002	2003	2002
Discount Rate	6.25%	6.75%	5.61%	5.84%	6.10%	6.75%
Rate of Compensation Increase	4.60%	4.60%	4.77%	4.36%	—	—

The weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S Plans Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002	2003	2002
Discount Rate	6.75%	7.35%	5.84%	5.87%	6.75%	7.35%
Expected Return on Plan Assets	8.50%	9.00%	6.57%	7.00%	6.00%	6.00%
Rate of Compensation Increase	4.60%	5.00%	4.36%	3.77%	—	—

For measurement purposes at December 31, 2003, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2004 was 10.0 percent for benefits payable to retirees prior to Medicare eligibility and 12.0 percent for benefits payable to Medicare eligible retirees. The rate range was assumed to change gradually to a rate of 5.0 percent for 2008 and remain at that level thereafter. For measurement purposes at December 31, 2002, the annual rate of increase in the per capita cost of covered health care benefits for 2003 was 8.5 percent for benefits payable to retirees prior to Medicare eligibility and 10.0 percent for benefits payable to Medicare eligible retirees and was assumed to gradually decrease to a rate of 5.0 percent in 2008 and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2003 would have increased (decreased) the net periodic postretirement benefit cost by $0.5 million and $(0.5) million, respectively, and the postretirement benefit obligation by $7.6 million and $(11.7) million, respectively.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. A portion of the current retirees and all future retirees are subject to the cap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

In December 2003, Medicare was expanded, primarily to add a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company is reviewing these expanded provisions of Medicare to determine the impact, if any, on its benefit design after 2006. Due to uncertainty regarding some of the new Medicare provisions and a related lack of authoritative accounting guidance, Financial Accounting Standards Board Staff Position 106-1 allows for the deferral of the recognition of any impact attributable to the new Medicare provisions. The issuance of final accounting guidance could require changes to previously reported information.

The following table provides the components of the net periodic benefit cost (credit) and early retirement cost for the plans described above for the years ended December 31.

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions of dollars)
Service Cost	$21.9	$13.4	$11.5	$6.9	$4.8	$4.5	$4.3	$5.9	$4.0
Interest Cost	33.9	26.8	23.1	4.8	3.5	3.2	14.3	14.0	14.1
Expected Return on Plan Assets	(29.5)	(41.2)	(46.4)	(3.6)	(3.7)	(3.5)	(0.7)	(0.6)	(0.6)
Net Amortization and Deferral	15.5	(1.6)	(5.9)	1.9	0.7	0.7	(1.5)	(2.1)	(1.5)

Total	$41.8	$(2.6)	$(17.7)	$10.0	$5.3	$4.9	$16.4	$17.2	$16.0

The Company’s U.S. pension plan weighted average asset allocations, by asset category, are as follows:

	December 31
	2003	2002
Equity securities	75%	73%
Fixed income securities	25	27

Total	100%	100%

To determine the net periodic pension cost for the year 2003, the expected long-term rate of return assumption used for the U.S. pension plan was 8.5 percent. In December 2003, the Company revised the investment policy which resulted in a target asset allocation of 70 percent equities and 30 percent fixed income securities as compared to a target asset allocation of 75 percent equities and 25 percent fixed income securities in 2002. The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The determination of the best estimate is based on a “building block” approach. This methodology examines the various elements of the expected return for each asset class, such as inflation, dividends, real return, and risk premium. The expected return for each asset class is calculated as the sum of the individual components. The total expected return for the portfolio equals the weighted average of the return for each asset class, based on the plan’s asset allocations. This long-term rate of return assumption is based on an average expected return of approximately 5.4 percent annually for fixed income investments and 10.0 percent annually for equities. The Company’s expectations for these future investment returns are based on a combination of historical market performance and the Company’s evaluations of investment forecasts prepared by external consultants and economists. The investment portfolio contains a diversified blend of large, mid, small and convertible equity securities and core and high yield fixed income securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The plan prohibits the use of derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The Company also maintains a reserve for life insurance benefits payable to certain former retirees covered under the postretirement welfare plan. The expected return assumption for this reserve was 6.0 percent, which was based on full investment in fixed income securities with an average book yield of 7.25 percent and 7.94 percent for 2003 and 2002, respectively.

Equity securities include the Company’s common stock in the amounts of $7.1 million, or 1.4 percent of total plan assets, and $7.9 million, or 1.9 percent of total plan assets, at December 31, 2003 and 2002, respectively. The amount of dividends paid during 2003 was immaterial.

The Company’s funding policy for its U.S. qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, and generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The Company does not expect to contribute to its U.S. pension plan in 2004. Based on projections performed by the Company’s actuaries, it is anticipated that contributions may be required in 2005 and/or 2006. The funding policy for non-qualified defined benefit plans and postretirement plans is to contribute the amount of the benefit payments made during the year.

Note 11 - Stockholders’ Equity and Earnings Per Share

Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred shares have been issued.

Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(386.4)	$401.2	$541.2

Denominator (000s)
Weighted Average Common Shares - Basic	276,132.2	242,032.9	241,824.9
Dilution for Assumed Exercise of Stock Options and Other Dilutive Securities	—	1,037.2	1,783.8

Weighted Average Common Shares - Assuming Dilution	276,132.2	243,070.1	243,608.7

Net Income (Loss) Per Common Share
Basic	$(1.40)	$1.66	$2.24
Assuming Dilution	$(1.40)	$1.65	$2.22

In computing net income (loss) per share assuming dilution, only potential common shares that are dilutive (those that reduce net income per share) are included. Potential common shares are not used when computing net income per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported or if options are out-of-the-money. In-the-money options to purchase approximately 1.8 million common shares for the year ended December 31, 2003 were not considered dilutive due to a net loss being reported. Approximately 16.4 million, 15.3 million, and 10.2 million options for the years ended December 31, 2003, 2002, and 2001, respectively, were not considered dilutive due to the options being out of the money.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 11 - Stockholders’ Equity and Earnings Per Share - Continued

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. As discussed in Note 9, the purchase contract element of the adjustable conversion-rate equity security units issued in 2003 contributes to the number of weighted average common shares, assuming dilution, when the average market price of the Company’s common stock is above the threshold appreciation price of $13.27 per share and the Company has income from continuing operations. Because the average market price of the Company’s common stock during the year was above the threshold appreciation price, 2.0 million issuable shares would have been included in the computation of earnings per share assuming dilution for the year ended December 31, 2003, had the Company not reported a net loss from continuing operations.

Note 12 - Incentive Compensation and Stock Purchase Plans

Annual Incentive Compensation

The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of certain goals. Compensation cost recognized in the consolidated statements of income for annual incentive plans is $29.9 million, $27.5 million, and $27.0 million for 2003, 2002, and 2001, respectively.

Stock Plans

Prior to 2003, the Company accounted for its stock-based employee compensation plans under APB Opinion 25 and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS 148, the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

Under the stock plan of 1999, the Company has available up to 17,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. The number of shares available to be issued as restricted stock or unrestricted stock awards is limited to 3,500,000 shares. The options have a maximum term of ten years after the date of grant. The Company granted 1,347,874 shares and 2,500 shares of restricted stock during 2003 and 2002 to certain employees with a weighted average grant date value of $10.64 and $28.90, respectively, per common share.

Under the broad-based stock plan of 2001, the Company has available up to 2,000,000 shares of common stock for awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors.

Under the broad-based stock plan of 2002, the Company has available up to 2,390,000 shares of common stock for awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors. This plan was terminated for purposes of any further grants in February 2004. For the stock plan of 1999, the broad-based stock plan of 2001, and the broad-based stock plan of 2002, the exercise price for stock options issued shall not be less than the fair market value of the Company’s stock as of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans - Continued

Summaries of the Company’s stock options issued under the various plans are as follows:

	2003		2002		2001
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Outstanding at January 1	19,232	$31.11	18,196	$30.87	16,200	$30.53
Granted	722	17.07	3,480	28.81	3,495	28.12
Exercised	(88)	13.90	(1,003)	17.29	(910)	16.79
Forfeited or Expired	(1,620)	29.28	(1,441)	32.14	(589)	26.95

Outstanding at December 31	18,246	30.80	19,232	31.11	18,196	30.87

	December 31, 2003
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (000s)	Weighted Average Remaining Years in Contractual Life	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
$ 9 to 19	3,156	5.9	$14.71	2,658	$14.55
20 to 29	8,754	5.6	27.27	6,138	26.97
30 to 39	2,894	3.1	34.31	2,894	34.31
40 to 49	1,014	4.8	45.55	1,014	45.55
50 to 59	2,428	4.8	54.09	2,428	54.09

Total	18,246	5.1	30.80	15,132	31.79

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company’s employees are eligible to participate in an ESPP. Under the plan, up to 1,460,000 shares of the Company’s common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 318,499, 191,383, and 159,572 shares to employees with a weighted average exercise price of $9.73, $18.67, and $22.40 during the years 2003, 2002, and 2001, respectively.

Compensation Cost Under the Fair Value Approach

Pro forma information regarding net income (loss) and net income (loss) per share, as presented in Note 1, is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 upon its initial effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes options-pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans - Continued

The weighted average assumptions used in estimating compensation cost are as follows:

	Year Ended December 31
	2003	2002	2001
Volatility	25.3%	24.8%	26.3%
Risk-free Rate of Return	2.8%	4.5%	5.0%
Dividend Payout Rate Per Share	$0.33	$0.59	$0.59
Time of Exercise
Stock Option Plan	6.0 years	6.0 years	6.0 years
ESPP	3 months	3 months	3 months
Weighted Average Fair Value of Awards Granted During the Year
Stock Option Plan	$2.76	$7.56	$7.87
ESPP	$2.17	$4.13	$5.57

Note 13 - Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 2003 relates to approximately 362 reinsurance relationships. Of the ten major relationships which account for approximately 89 percent of the reinsurance receivable at December 31, 2003, all are with companies rated A or better by A.M. Best Company or are fully securitized by letters of credit, investment-grade fixed maturity securities held in trust, and/or through agreements where the ceding company retains the assets in its general account. Virtually all of the remaining 11 percent is reinsured with companies rated A- or better by A.M. Best Company, or with overseas entities that have equivalent ratings and/or are backed by letters of credit or trust agreements. Two companies with B++ ratings hold less than one percent of the reinsurance receivable.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of operations net of reinsurance ceded. The total amounts deducted for reinsurance ceded are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Premium Income	$660.7	$761.7	$717.0
Benefits and Change in Reserves for Future Benefits	1,127.7	1,219.0	1,169.2

Premium income assumed was $445.7 million, $511.3 million, and $513.3 million during 2003, 2002, and 2001, respectively.

During 2003, the Company reinsured on a 100 percent indemnity coinsurance basis for non-New York policies and a 90 percent indemnity coinsurance basis for New York policies certain of its insurance policies, primarily individual income protection, previously sold through trade associations and ceded approximately $121.0 million of reserves to the reinsurer. The transaction had an effective date of April 1, 2003. The $31.1 million before-tax loss on this transaction was deferred and is being amortized into income based upon expected future premium income on the policies ceded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Reinsurance - Continued

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

Centre Life Reinsurance Limited

In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States noncancelable individual income protection active life reserves of one of the Company’s insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business after six years without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re’s defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re’s defined risk limit reverts back to the Company. As of December 31, 2003, the attachment point had not been reached.

The following discloses the various layers in the agreement at December 31, 2003 (in millions of dollars):

Net GAAP Reserves	$1,053.4
Experience Layer	441.9

Attachment Point	1,495.3
Centre Re’s Defined Risk Layer	38.7

Defined Risk Limit	$1,534.0

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

This reinsurance agreement transfers risk and is accounted for as a long-duration reinsurance contract in accordance with the provisions of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The underlying operating results of this contract are reflected in other income, and any realized gain or loss from the sale of assets is reflected as a realized investment gain or loss in the Company’s consolidated statements of operations.

Included in miscellaneous assets in the consolidated statements of financial condition at December 31, 2003, is a deposit asset for this reinsurance arrangement of approximately $441.9 million. The deposit asset is comprised of the Company’s experience layer. Previously included in the deposit asset were any unrealized gains or losses on the marketable securities held in the trust. These unrealized gains or losses and the related effects on claim reserves were included in other comprehensive income (loss) in the stockholders’ equity section of the consolidated statements of financial condition. Under the provisions of DIG Issue B36, any net unrealized gain is attributed to the value of the embedded derivative and is reported as such in fixed maturity securities. Any net unrealized loss will be attributed to the marketable securities held in the trust and reported as an adjustment to the deposit asset, with the related effects on claim reserves reflected in the reinsurance receivable for claim reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information

Effective January 1, 2003, the Company’s reporting segments include the following five businesses: Income Protection segment, Life and Accident segment, Colonial segment, Other segment, and Corporate segment. The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for life, income protection, accident and sickness, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees through an agency field sales force. The Other segment includes products that the Company no longer actively markets, with the exception of certain individual income protection products. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, results of discontinued operations, and cumulative effects of accounting principle changes. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax and cumulative effect of accounting principle changes as presented in the Company’s consolidated statements of operations due to the exclusion of before tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments.

Selected data by segment is presented as follows. Segment information for the years ended December 31, 2002 and 2001 has been reclassified to conform to current year reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$2,402.9	$2,198.7	$2,053.5
Group Short-term Income Protection	630.9	601.6	567.2
Individual Income Protection	1,527.1	1,540.9	1,530.6
Long-term Care	404.6	335.8	261.4

	4,965.5	4,677.0	4,412.7

Life and Accident
Group Life	1,524.6	1,434.4	1,330.5
Accidental Death & Dismemberment	198.6	199.8	189.7
Brokerage Voluntary Life and Other	199.2	165.6	140.6

	1,922.4	1,799.8	1,660.8

Colonial
Income Protection	464.9	437.8	406.4
Life	96.7	80.4	73.7
Other	131.9	118.5	131.8

	693.5	636.7	611.9

Other	34.3	37.6	111.8

	7,615.7	7,151.1	6,797.2

Net Investment Income and Other Income
Income Protection	2,046.1	1,899.1	1,746.6
Life and Accident	208.0	207.0	192.8
Colonial	92.5	83.3	86.6
Other	171.5	193.7	233.7
Corporate	31.6	34.0	45.6

	2,549.7	2,417.1	2,305.3

Operating Revenue (Excluding Net Realized Investment Loss)
Income Protection	7,011.6	6,576.1	6,159.3
Life and Accident	2,130.4	2,006.8	1,853.6
Colonial	786.0	720.0	698.5
Other	205.8	231.3	345.5
Corporate	31.6	34.0	45.6

	10,165.4	9,568.2	9,102.5

Benefits and Expenses
Income Protection	7,515.9	5,953.9	5,516.4
Life and Accident	1,865.6	1,754.6	1,669.3
Colonial	639.3	582.5	560.5
Other	180.9	185.9	291.7
Corporate	225.1	189.0	210.8

	10,426.8	8,665.9	8,248.7

Operating Income (Loss)
Income Protection	(504.3)	622.2	642.9
Life and Accident	264.8	252.2	184.3
Colonial	146.7	137.5	138.0
Other	24.9	45.4	53.8
Corporate	(193.5)	(155.0)	(165.2)

	$(261.4)	$902.3	$853.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the consolidated statements of operations follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Operating Revenue by Segment	$10,165.4	$9,568.2	$9,102.5
Net Realized Investment Loss	(173.8)	(309.1)	(100.0)

Revenue	$9,991.6	$9,259.1	$9,002.5

Operating Income (Loss) by Segment	$(261.4)	$902.3	$853.8
Net Realized Investment Loss	(173.8)	(309.1)	(100.0)
Income Tax (Benefit)	(170.6)	196.3	216.1
Income (Loss) from Discontinued Operations, Net of Tax	(161.7)	11.4	3.5
Cumulative Effect of Accounting Principle Change, Net of Tax	39.9	(7.1)	—

Net Income (Loss)	$(386.4)	$401.2	$541.2

Included in benefits and expenses above is amortization of deferred policy acquisition costs, value of business acquired, and goodwill. Amortization of these items by segment is as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Income Protection	$268.9	$241.6	$254.0
Life and Accident	109.8	87.0	80.3
Colonial	117.4	109.2	102.8
Other	—	0.1	30.6
Corporate	—	—	21.2

Total	$496.1	$437.9	$488.9

Assets by segment are as follows:

	December 31
	2003	2002
	(in millions of dollars)
Income Protection	$33,030.8	$29,741.6
Life and Accident	4,031.6	3,782.1
Colonial	2,023.0	1,834.4
Other	9,270.9	9,082.0
Corporate and Discontinued Operations	1,362.0	819.4

Total	$49,718.3	$45,259.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities

Commitments

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2010, but the Company may cancel this agreement effective August 2004 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement is $101.1 million at December 31, 2003, with no annual payment expected to exceed $58.3 million. Effective January 1, 2004, the Company extended its agreement with the outside party. The contract expires in 2013, but the Company may cancel this agreement effective January 2006 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement was $115.2 million at January 1, 2004, with no annual payment expected to exceed $53.4 million.

During 2003, the Company’s insurance subsidiary in the United Kingdom, Unum Limited, entered into an agreement with Swiss Life (UK) plc (Swiss Life) wherein Unum Limited will become responsible for the ongoing administration and management of the United Kingdom portion of Swiss Life’s group income protection claims portfolio, and Swiss Life will also reinsure this portfolio to Unum Limited. Unum Limited will also become a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. The arrangement became effective January 1, 2004.

During 2003, the Company entered into an agreement to sell its wholly-owned subsidiary UNUM Japan Accident Insurance Co., Ltd. to Hitachi Capital Corporation (Hitachi). In conjunction with the sale, the Company entered into an agreement with Hitachi to reinsure certain existing income protection business. The transaction closed in January 2004.

Also in 2003, as previously noted, the Company announced that it has agreed to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. This transaction is expected to close in the first half of 2004.

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

Note 15 - Commitments and Contingent Liabilities - Continued

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Of the 48 general manager cases, one was arbitrated and all the others have been settled. UnumProvident and affiliates believe that they have strong defenses for the two individual career agent cases and plan to vigorously defend their position in the remaining cases. Management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer more than twenty class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring these cases, described below, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. These lawsuits are in a very preliminary stage, and the outcome is uncertain. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially affect the Company’s results of operations or financial position in a period.

Apart from certain preliminary discovery in the Keir and Rombeiro cases, described below, no discovery has yet to take place in these actions.

Shareholder Derivative Actions

On November 22, 2002, the first of five purported shareholder derivative actions, Ferrari, Derivatively on Behalf of Nominal Defendant UnumProvident Corporation v. Armstrong, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. Between December 27, 2002 and March 11, 2003, four additional purported derivative actions were filed in Tennessee state court or the United District Court for the Eastern District of Tennessee, styled Lerner v. Armstrong, et al., Friedman v. Chandler, et al., Levy v. Chandler, et al., and Patterson v. Chandler, et al. The defendants removed each of the actions that were filed in Tennessee state court to the United States District Court for the Eastern District of Tennessee. On October 23, 2003, the district court denied motions filed by the plaintiffs to remand those actions back to Tennessee state court.

Each of these actions purport to be a shareholder’s derivative action brought for the benefit of nominal defendant UnumProvident Corporation against its Board of Directors and certain executive officers seeking to remedy alleged breaches of fiduciary duties and other violations of claims paying law. Plaintiffs allege, among other things, that the Individual Defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims and engaged in improper financial reporting. Further, plaintiffs allege as a result of their responsibility for and knowledge of the Company’s policies and practices, the Individual Defendants knew that the Company was violating various state and federal laws, including the federal securities laws, thus exposing the Company to liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

and damages. Plaintiff alleges these acts violated, among other things, their fiduciary duties of good faith and loyalty.

On October 17, 2003, the district court consolidated these actions under the caption In re UnumProvident Corporation Derivative Actions. On February 24, 2004, the district court ordered plaintiffs to file a single consolidated amended complaint by no later than April 30, 2004. The defendants have 90 days thereafter to file a response. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

Federal Securities Law Class Actions

On February 12, 2003, the first of five virtually identical alleged securities class action suits styled Knisley v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Tennessee. On February 27, 2003, a sixth complaint entitled Martin v. UnumProvident Corporation, et al., was filed in the United States District Court for the Southern District of New York, and later was transferred to the Eastern District of Tennessee by agreement of the parties. In two orders dated May 21, 2003 and January 22, 2004, the district court consolidated these actions under the caption In re UnumProvident Corp. Securities Litigation. On November 6, 2003, the district court entered an order appointing a Lead Plaintiff in the consolidated action.

On January 9, 2004, the Lead Plaintiff filed its consolidated amended complaint. The Lead Plaintiff seeks to represent a putative class of purchasers of UnumProvident Corporation publicly traded securities between March 30, 2000 and April 24, 2003. The plaintiffs allege, among other things, that the Company issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate its disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The defendants have not yet answered or otherwise responded to the complaint. The Company strongly denies the allegations in these complaints and will vigorously defend the litigation.

On May 7, 2003, Azzolini v. CorTs Trust II for Provident Financial Trust, et al., was filed in the Southern District of New York. This is a federal securities law class action brought by the plaintiff on behalf of himself and a purported Class consisting of all persons who purchased UnumProvident Corporate-Backed Trust Securities (CorTs) certificates pursuant to an initial public offering on or about April 18, 2001 through March 24, 2003. Plaintiff seeks to recover damages caused by UnumProvident’s and certain underwriter defendants’ alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff asserts that UnumProvident issued and/or failed to correct false and misleading financial statements and press releases concerning the Company’s publicly reported revenues and earnings directed to the investing public. Three additional actions alleging similar claims and purporting to be class actions were filed, two in the Southern District of New York, Strahle v. CorTs Trust II for Provident Financing Trust I, et al., and Finke v. CorTs Trust II for Provident Financing Trust I, et al., filed on March 23, 2003 and May 15, 2003, respectively, and the third in the Eastern District of New York, Bernstein v. CorTs for Provident Financing Trust I, et al., filed on July 7, 2003. These actions all have been transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings. On February 18, 2004, the Court consolidated each of these actions other than the Bernstein action.

The defendants have not yet answered or otherwise responded to these complaints. The Company denies the allegations and will vigorously defend against the allegations raised by the complaints.

Policyholder and Plan Beneficiary Class Actions

On July 15, 2002, the case of Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of Sonoma County, California. It was subsequently removed to the United States District Court for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

the Northern District of California. On January 21, 2003, a First Amended Complaint was filed, purporting to be a class action. This complaint alleges that plaintiff individually was wrongfully denied disability benefits under a group long-term disability plan and alleges breach of state law fiduciary duties on behalf of himself and others covered by similar plans whose disability benefits have been denied or terminated after a claim was made. The complaint seeks, among other things, injunctive and declaratory relief and payment of benefits. On April 30, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the complaint. On May 14, 2003, the plaintiff filed a Second Amended Complaint seeking injunctive relief on behalf of a putative nationwide class of long-term disability insurance policyholders. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On November 4, 2002, the case of Keir, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the Southern District of New York. This case purports to be a class action on behalf of a putative class of group long-term disability participants insured under ERISA plans whose claims were denied or terminated on or after June 30, 1999. The amended complaint alleges that these claimants had their claims improperly challenged and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to these participants in ERISA plans in which the Company is the claims adjudicator. The Company maintains that the allegations are false and that the claims, as framed, are not permissible under ERISA’s carefully structured avenues of relief. On April 29, 2003, the court denied the defendants’ motion to dismiss the complaint. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On February 11, 2003, the case of Harris, et al. v. UnumProvident Corporation, et al., was filed in the Circuit Court of St. Clair County, Illinois. This case purports to be a class action. The complaint alleges that individuals were wrongfully denied benefits and alleges causes of action under breach of contract, breach of the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud Act, common law fraud, intentional misrepresentation, and breach of fiduciary duty on behalf of a putative class of policyholders. Alternatively, the complaint alleges violations of ERISA. The complaint seeks injunctive and declaratory relief as well as restitution and punitive damages. On April 4, 2003, the case was removed to the United States District Court for the Southern District of Illinois. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On February 25, 2003, the case of Davis, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The complaint seeks reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, and treble damages under RICO. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On April 30, 2003, the case of Taylor v. UnumProvident Corporation, et al., was filed in the Circuit Court for Shelby County, Tennessee in the Thirteenth Judicial District at Memphis. The plaintiff seeks to represent all individuals who were insured by long-term disability policies issued by subsidiaries of UnumProvident and who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a UnumProvident subsidiary after January 1, 1995. Plaintiff alleges that UnumProvident Corporation and its subsidiaries employed various unfair claim practices in assessing entitlement to benefits by class members during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

this period and, as a result, wrongfully denied legitimate claims. The plaintiff and the class seek contractual, equitable, and injunctive relief. On June 9, 2003, the defendants removed this action to the United States District Court for the Western District of Tennessee. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On December 11, 2003, the case of Jewel. et al. v. UnumProvident Corporation. et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received services of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claim for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On July 18, 2003, Contreras v. UnumProvident Corporation, et al., was filed in the Southern District of New York. Plaintiffs allege claims on behalf of a putative class of ERISA plan participants, beneficiaries, third-party beneficiaries, or assignees of group long-term disability insurance issued by the insuring subsidiaries of UnumProvident, who have had a disability claim denied, terminated, or suspended by UnumProvident on or after June 30, 1999. Plaintiffs assert bad faith claims practices by UnumProvident in violation of ERISA. Plaintiffs seek equitable and injunctive relief to require, among other things, that UnumProvident re-evaluate all previously denied, terminated, or suspended claims. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

On September 17, 2003, the case of Rudrud, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the District of Massachusetts. The plaintiffs assert claims on behalf of a putative class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under RICO and Massachusetts state law. The complaint seeks payment of benefits, reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, restitution and damages, and treble damages under RICO. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation order.

On November 13, 2003, the case of Dauphinee, et al. v. UnumProvident, et al., was filed in the United States District Court for the Eastern District of Tennessee. This action is brought as a putative class action lawsuit on behalf of representative plaintiffs and all disabled individuals insured under a UnumProvident long-term disability plan. The complaint alleges that UnumProvident and its subsidiaries fraudulently and otherwise unlawfully denied and terminated long-term disability insurance benefits. Additionally, the complaint alleges misuse of authority as an ERISA claims fiduciary. The complaint seeks injunctive and declaratory relief to require, among other things, that UnumProvident re-evaluate all previously denied, terminated, or suspended claims. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions other than the Taylor and Jewel actions for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions. Among other things, the Court in that order appointed a lead counsel in the actions and directed lead counsel to file a consolidated amended complaint by February 20, 2004. The Court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Plan Beneficiary Class Actions

On April 29, 2003, the case of Gee v. UnumProvident Corporation, et al., was filed in the U.S. District Court for the Eastern District of Tennessee on behalf of a putative class of participants and beneficiaries of UnumProvident’s 401(k) Retirement Plan (“Plan”). Similar allegations were raised in Scanlon v. UnumProvident Corp., et al., filed May 16, 2003, in the Eastern District of Tennessee.

On October 2, 2003, the court issued an order consolidating these cases for all purposes. On January 9, 2004, plaintiffs filed their consolidated amended complaint against UnumProvident, several of its Officers and Directors, and several Plan fiduciaries, purportedly on behalf of a putative class of Plan participants and beneficiaries during the period since November 17, 1999. Plaintiffs allege that the named defendants violated the fiduciary provisions of ERISA by making direct and indirect communications to Plan participants that included material misrepresentations and omissions regarding investment in UnumProvident stock. Further, the plaintiffs allege the defendants failed to take action to protect participants from losses sustained from investment in the Plan’s UnumProvident Stock Fund. On February 26, 2004, the defendants filed a motion to dismiss contending that the complaint failed to state a valid claim under ERISA. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation.

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

Note 15 - Commitments and Contingent Liabilities - Continued

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

Other Claim Related Examinations and Investigations

The Company has experienced increased market conduct examinations by state insurance departments focused specifically on its disability claims handling policies and practices. On March 19, 2003, the Company consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s insurance subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years, during which period certain Georgia claims and complaints will be reviewed on a quarterly basis. The Georgia order did not cite any violations of Georgia law or regulations.

Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated market conduct examination of the Company’s disability claims handling policies and practices was organized during 2003 by Massachusetts, Maine, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. Currently 44 states and the District of Columbia are participating in this coordinated examination in which the domiciliary states are attempting to address common state concerns and also eliminate or reduce the number of duplicative individual examinations by multiple states. California, Arizona and New Mexico have chosen to continue pursuing their own examinations and investigations, although California has elected to participate in the multi-state examination as well. Additional state market conduct examinations may be commenced.

In addition, the Company received a letter in September 2003 from the office of the New York State Attorney General indicating that it is reviewing the disability claims-handling procedures of the Company and its insurance subsidiaries. The Company is cooperating and is in the process of gathering and providing information in response.

Although the Company does not expect these regulatory examinations and investigations to affect materially its results of operations or financial position, they could result in, among other things, fines, changes in claims handling and other business practices, increases in policy liabilities, reopening certain closed or denied claims, injury to the Company’s reputation, negative publicity, and harm to the Company’s ability to sell or retain insurance policies. Determinations by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct also could adversely affect the Company’s defense of various lawsuits described herein. The indirect consequences from these regulatory examinations and investigations could have a material adverse effect on the Company.

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

Note 15 - Commitments and Contingent Liabilities - Continued

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

Note 16 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

The Company’s insurance subsidiaries’ statutory combined net income (loss), as reported in conformity with statutory accounting principles as prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by the applicable state laws, for the years ended December 31, 2003, 2002, and 2001, was $22.7 million, $(209.7) million, and $221.1 million, respectively. Statutory combined net gain from operations was $214.8 million, $220.7 million, and $353.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Statutory capital and surplus at December 31, 2003 and 2002, was $3,706.3 million and $3,253.0 million, respectively.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Further, pursuant to the 1999 merger of Unum Corporation and Provident Companies, Inc., the Company is required to obtain approval from the Maine Bureau of Insurance (Maine Bureau) regarding payment of ordinary dividends from the Company’s Maine domiciled insurance subsidiary until July 2004.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2004 $384.8 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $117.7 million is conditional upon approval from the Maine Bureau.

The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2004 is approximately $135.0 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

Deposits

At December 31, 2003, the Company’s insurance subsidiaries had on deposit with regulatory authorities securities with a book value of $1,742.8 million held for the protection of policyholders, including $1,429.7 million held in trust for Canadian regulatory authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2003 and 2002:

	2003
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,911.9	$1,921.3	$1,911.2	$1,871.3
Net Investment Income	548.8	555.3	535.0	519.3
Net Realized Investment Loss	(36.4)	(25.8)	(26.5)	(85.1)
Total Revenue	2,511.3	2,556.3	2,529.2	2,394.8
Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(330.8)	147.7	137.4	(389.5)
Net Income (Loss)	(347.2)	108.7	98.5	(246.4)
Net Income (Loss) Per Common Share
Basic
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(0.71)	0.33	0.35	(1.03)
Net Income (Loss)	(1.18)	0.37	0.36	(1.02)
Assuming Dilution
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(0.71)	0.33	0.34	(1.03)
Net Income (Loss)	(1.18)	0.36	0.36	(1.02)

	2002
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,803.0	$1,805.6	$1,789.3	$1,753.2
Net Investment Income	522.7	518.4	501.5	486.3
Net Realized Investment Loss	(80.8)	(63.6)	(77.5)	(87.2)
Total Revenue	2,338.0	2,359.4	2,318.5	2,243.2
Income from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	146.3	168.4	150.3	128.2
Net Income	102.2	113.4	97.7	87.9
Net Income Per Common Share
Basic
Income from Continuing Operations Before Cumulative Effect of Accounting Principle Change	0.41	0.45	0.41	0.37
Net Income	0.42	0.47	0.40	0.36
Assuming Dilution
Income from Continuing Operations Before Cumulative Effect of Accounting Principle Change	0.41	0.45	0.41	0.37
Net Income	0.42	0.47	0.40	0.36

During the fourth and first quarters of 2003, the Company incurred net charges of $440.0 million and $454.0 million before tax, respectively, and $286.0 million and $295.1 million after tax, respectively, related to reserve strengthening for group income protection. Additionally, during the fourth quarter of 2003, the Company incurred charges of $200.2 million before tax and $196.9 million after tax for write-downs related to its discontinued operations. See Notes 2 and 7 for further discussion of these charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited) - Continued

Financial results previously reported were revised in the preceding table for the classification of the Company’s Canadian branch as a discontinued operation, as discussed in Notes 1 and 2. Net income (loss) did not change as a result of the classification. The amounts related to discontinued operations, which prior to the fourth quarter of 2003 were included in the financial results from continuing operations, are presented below. The financial results for the fourth quarter of 2003 are also presented for comparative purposes.

	2003
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$93.6	$88.9	$87.7	$81.0
Net Investment Income	18.7	17.2	17.8	15.2
Net Realized Investment Income (Loss)	(9.9)	0.7	0.1	(3.1)
Total Revenue	102.5	106.9	105.3	93.4
Income (Loss) Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	(172.7)	16.2	6.7	4.0
Net Income (Loss) Per Common Share
Income (Loss) Before Cumulative Effect of Accounting Principle Change – Basic	(0.61)	0.04	0.01	0.01
Income (Loss) Before Cumulative Effect of Accounting Principle Change – Assuming Dilution	(0.61)	0.03	0.02	0.01

	2002
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$76.9	$76.6	$76.2	$72.3
Net Investment Income	15.3	14.3	13.7	13.5
Net Realized Investment Income (Loss)	(0.3)	(0.2)	(6.9)	1.5
Total Revenue	92.8	90.7	83.1	87.3
Income (Loss) Before Federal Income Tax and Cumulative Effect of Accounting Principle Change	5.6	6.9	(2.3)	7.5
Net Income (Loss) Per Common Share
Income (Loss) Before Cumulative Effect of Accounting Principle Change – Basic	0.01	0.02	(0.01)	0.02
Income (Loss) Before Cumulative Effect of Accounting Principle Change – Assuming Dilution	0.01	0.02	(0.01)	0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Corporate Governance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004, and is incorporated herein by reference. The Company will post on its website within the time period required by the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange any amendment to the code of ethics and any waiver applicable to its senior financial officers and its executive officers and trustees.

The information required by this Item with respect to directors is included under the caption “Information Concerning the Nominees” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004, and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Audit Committee” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004, and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

Name	Age	Position
Thomas R. Watjen	49	President and Chief Executive Officer and a Director

F. Dean Copeland	64	Senior Executive Vice President, General Counsel, and Chief Administrative Officer

Robert O. Best	54	Executive Vice President, The Client Services Center, and Chief Information Officer

Robert C. Greving	52	Executive Vice President and Chief Financial Officer

Peter C. Madeja	45	Executive Vice President, The Benefits Center, and President and Chief Executive Officer – GENEX Services, Inc.

Kevin P. McCarthy	48	Executive Vice President, Underwriting

Joseph R. Foley	48	Senior Vice President, Market Development and Communications

Ralph W. Mohney	52	Senior Vice President, Return-to-Work Services – Development

George A. Shell	49	Senior Vice President, The Benefits Center – Operations

Mr. Watjen became President and Chief Executive Officer in March 2003. He served as Vice Chairman and Chief Operating Officer from May 2002 until March 2003. He became Executive Vice President, Finance in June 1999 and assumed the additional Risk Management responsibilities in November 1999. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Provident, positions he assumed in March 1997. Mr. Watjen became Executive Vice President and Chief Financial Officer of a Provident predecessor company in July 1994.

Mr. Copeland is Senior Executive Vice President and General Counsel, and effective March 2003, he assumed the additional responsibilities of Chief Administrative Officer. He became Executive Vice President and General Counsel of Provident in May 1997 and following the merger assumed the additional responsibilities of Executive Vice President, Legal and Administrative Affairs in June 1999. Prior to joining Provident in May 1997, Mr.

Copeland was a partner since 1972 in the law firm of Alston & Bird, where he concentrated primarily on matters related to consolidation within the financial services industry.

Mr. Best became Executive Vice President, The Client Services Center, and Chief Information Officer in May 2003. He served as Senior Vice President, Customer Loyalty Services, and Chief Information Officer from March 2000 until May 2003. Following the merger with Unum he became Senior Vice President, Customer Service in June 1999. Prior to the merger he served as Executive Vice President, Customer Service, and Chief Information Officer of Provident beginning in May 1997. Mr. Best joined a Provident predecessor company as Senior Vice President and Chief Information Officer in July 1994.

Mr. Greving was named Executive Vice President and Chief Financial Officer in May 2003. He served as Senior Vice President and Chief Financial Officer from May 2002 until May 2003. Prior to that time he served as Senior Vice President, Finance from August 2000. He joined Provident as Senior Vice President and Chief Actuary in April 1997. Prior to joining Provident, Mr. Greving was Executive Vice President and Chief Actuary of Southwestern Financial Services, Corp. from June 1990 until March 1997.

Mr. Madeja was named Executive Vice President – The Benefits Center of the Company in May 2003, as well as continuing in his role as President and Chief Executive Officer of GENEX Services, Inc. (GENEX), a wholly owned subsidiary of the Company. Mr. Madeja was Senior Vice President of the Company following the merger with Unum in June 1999. Prior to that time he had served as Executive Vice President of the Company since May 1997. He became Senior Vice President of the Company in February 1997 when the Company acquired GENEX. Mr. Madeja has served as President and Chief Executive Officer of GENEX since January 1993.

Mr. McCarthy was named Executive Vice President, Underwriting in May 2003. He served as Senior Vice President, Underwriting from November 2001 until May 2003 and as Senior Vice President, Marketing, Product Development, and International from December 1999 until November 2001. Prior to that time he served as Senior Vice President and Managing Director of Unum Japan. Mr. McCarthy originally joined a Unum predecessor company in 1976.

Mr. Foley became Senior Vice President, Market Development and Communications in March 2003. He served as Senior Vice President, Product and Market Development since November 2001. Prior to that time he served as Senior Vice President, Reinsurance and Special Operations from December 1999. He was Executive Vice President, Operations of a Unum predecessor company from May 1998. Mr. Foley originally joined a Unum predecessor company in 1978.

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

Mr. Shell was named Senior Vice President, The Benefits Center - Operations in May 2003. He served as Senior Vice President, Return-to-Work Services - Operations from February 2003 until May 2003. Prior to that time he served as Vice President and Managing Director of the Company’s Canadian operations from September 1997. Mr. Shell originally joined a Provident predecessor company in 1985.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors” and “Executive Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2003 about the common stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	9,881,374	(1)	$30.6951	9,460,455	(2)(6)
Equity Compensation Plans Not Approved by Stockholders	4,457,411	(3)	$26.0035	1,109,958	(4)(7)

Total	14,338,785			10,570,413

(1)	Includes the following plans: (a) Stock Plan of 1994, (b) Non-Employee Director Compensation Plan of 1998, (c) Stock Plan of 1999 and (d) Amended and Restated Management Incentive Compensation Plan of 1994. The number includes 55,535 performance shares granted under the Amended and Restated Management Incentive Compensation Plan of 1994.
(2)	Includes shares under the following plans: (a) Stock Plan of 1999, (b) Non-Employee Director Compensation Plan of 1998, (c) Amended and Restated Management Incentive Compensation Plan of 1998 and (d) UnumProvident Employee Stock Purchase Plan. As of December 31, 2003, a total of 234,312 shares remain available for future issuance under the Employee Stock Purchase Plan. Additionally, the table excludes the additional 2,000,000 described in Item 3 of the proxy.
(3)	Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.
(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, and (c) Unum Limited Savings-Related Share Option Scheme 2000.
(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, the UNUM Corporation 1998 Goals Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2003, a total of 3,962,406 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $36.4634 per share. No additional options may be granted under those assumed plans.
(6)	This number was further reduced in February 2004, when the Compensation Committee approved a resolution to reduce the number of shares remaining for future issuance under the Non-Employee Director Compensation Plan of 1998 and the Amended and Restated Management Incentive Compensation Plan of 1994. These two changes reduce the number shown by 1,012,880.

(7)	This number was further reduced in February 2004, when the Compensation Committee approved a resolution to terminate the UnumProvident Corporation Broad Based Stock Plan of 2002 and reduce the number of shares remaining for future issuance to zero. Additionally, the Compensation Committee reduced the number of shares remaining for future issuance under the UnumProvident Broad Based Stock Plan of 2001. These two changes reduce the number shown by 859,958.

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

UnumProvident Corporation Broad Based Stock Plan of 2002

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,390,000. The plan was terminated in February 2004. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

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

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of the Company’s annual financial statements, the interim reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $3,715,636 and $3,020,459, respectively, for fiscal years 2003 and 2002.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 review, review of information technology controls, and audit related services for the Company’s employee benefit plans, for fiscal years 2003 and 2002 were $346,768 and $320,919, respectively.

Tax Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax planning during fiscal years 2003 and 2002 were $15,000 and $145,164, respectively.

All Other Fees

The aggregate fees and expenses related to all other professional services rendered by Ernst & Young LLP other than those included above, comprised of consulting as regards the Company’s 2002 and 2001 employee compensation and benefit plans and the 2002 and 2001 actuarial valuation of the Company’s employee benefit plans, for fiscal years 2003 and 2002 were $76,841 and $535,595, respectively.

Audit Committee Pre-approval Policies

The audit committee of the Company’s board of directors is directly responsible for the appointment, compensation, retention, and oversight of the independent auditors. As part of its responsibility, the audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for setting pre-approval limits for specifically defined audit and non-audit services. In pre-approving the services, the audit committee considers whether such services are consistent with SEC rules on auditor independence. Specific approval by the audit committee will be required if fees for any particular service or aggregate fees for services of a similar nature exceed the pre-approved limits. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page
(a)	List of Documents filed as part of this report:

	(1) Financial Statements

	The following report and consolidated financial statements of UnumProvident Corporation and Subsidiaries are included in Item 8.

	Report of Ernst & Young LLP, Independent Auditors	82
	Consolidated Statements of Financial Condition at December 31, 2003 and 2002	83
	Consolidated Statements of Operations for the three years ended December 31, 2003	85
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2003	86
	Consolidated Statements of Cash Flows for the three years ended December 31, 2003	87
	Notes to Consolidated Financial Statements	89

	(2) Financial Statement Schedules

	I. Summary of Investments – Other than Investments in Related Parties	148
	II. Condensed Financial Information of Registrant	149
	III. Supplementary Insurance Information	153
	IV. Reinsurance	155
	V. Valuation and Qualifying Accounts	156

	Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

	(3) Exhibits

	See Index to Exhibits on page 157 of this report.

(b)	Reports on Form 8-K:

	The following reports were furnished during the fourth quarter of 2003:

	Form 8-K furnished on December 17, 2003 reporting that the Company’s insurance subsidiary in the United Kingdom had reached a new arrangement with the Swiss Life Group regarding its United Kingdom group risks business.

	Form 8-K furnished on December 5, 2003 reporting that the Company had entered into an agreement to sell its Japanese operation.

	Form 8-K furnished on November 18, 2003 reporting that the Company had entered into an agreement to sell its Canadian branch operation.

	Form 8-K furnished on November 6, 2003 reporting the Company’s third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UnumProvident Corporation
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas R. Watjen	President and Chief Executive Officer and a Director (principal executive officer)	March 11, 2004
Thomas R. Watjen

/s/ Robert C. Greving	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2004
Robert C. Greving

	Director	March 11, 2004
William L. Armstrong

*	Director	March 11, 2004
Jon S. Fossel

*	Director	March 11, 2004
Ronald E. Goldsberry

*	Director	March 11, 2004
Hugh O. Maclellan, Jr.

*	Director	March 11, 2004
A. S. MacMillan, Jr.

*	Director	March 11, 2004
Cynthia A. Montgomery

Name	Title	Date
*	Director	March 11, 2004
C. William Pollard

*	Director	March 11, 2004
Lawrence R. Pugh

*	Director	March 11, 2004
John W. Rowe

* By: /s/ Susan N. Roth	For all of the Directors	March 11, 2004
Susan N. Roth
Attorney-in-Fact

SCHEDULE I—SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

UnumProvident Corporation and Subsidiaries

December 31, 2003

Type of Investment	Cost	Fair Value	Amount at which shown in the statement of financial position
	(in millions of dollars)
Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,951.4	$1,827.9	$1,827.9
States, Municipalities, and Political Subdivisions	42.4	45.3	45.3
Foreign Governments	980.9	1,147.9	1,147.9
Public Utilities	3,910.7	4,276.5	4,276.5
Mortgage-backed Securities	4,011.5	4,473.8	4,473.8
Derivative Instruments	—	234.9	234.9
Convertible Bonds	1.5	1.5	1.5
All Other Corporate Bonds	17,385.4	19,050.8	19,050.8
Redeemable Preferred Stocks	116.1	128.0	128.0

Total	28,399.9	$31,186.6	31,186.6

Equity Securities:
Common Stocks	25.4	$26.7	26.7
Nonredeemable Preferred Stocks	12.5	12.4	12.4

Total	37.9	$39.1	39.1

Mortgage Loans	474.7		474.7
Real Estate Acquired in Satisfaction of Debt	22.6		7.2	*
Other Real Estate	25.7		18.7	*
Policy Loans	2,877.9		2,877.9
Other Long-term Investments	110.8		91.9	*
Short-term Investments	332.2		332.2

	$32,281.7		$35,028.3

*	Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UnumProvident Corporation (Parent Company)

STATEMENTS OF FINANCIAL CONDITION

	December 31
	2003	2002
	(in millions of dollars)
ASSETS
Fixed Maturity Securities Available-for-Sale—at fair value (cost: $ - ; $9.7)	$—	$10.4
Short-term Investments	80.4	—
Investment in Subsidiaries	9,933.7	9,383.8
Short-term Notes Receivable from Subsidiaries	151.9	152.9
Surplus Notes of Subsidiaries	250.0	250.0
Other Assets	383.9	499.5

Total Assets	$10,799.9	$10,296.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt from Subsidiaries	$201.9	$733.8
Short-term Debt	—	20.0
Long-term Debt	2,789.0	1,914.0
Other Liabilities	538.0	485.6

Total Liabilities	3,528.9	3,153.4

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company	—	300.0

STOCKHOLDERS’ EQUITY
Common Stock	29.8	24.4
Additional Paid-in Capital	1,609.1	1,086.8
Accumulated Other Comprehensive Income	1,171.2	777.4
Retained Earnings	4,526.9	5,011.4
Treasury Stock	(54.2)	(54.2)
Deferred Compensation	(11.8)	(2.6)

Total Stockholders’ Equity	7,271.0	6,843.2

Total Liabilities and Stockholders’ Equity	$10,799.9	$10,296.6

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
Dividends from Subsidiaries	$62.6	$223.6	$181.6
Interest from Subsidiaries	20.8	20.7	39.4
Other Income	55.2	61.8	55.3

Total Revenue	138.6	306.1	276.3

Interest and Debt Expense	191.6	171.5	187.4
Other Expenses	45.1	29.7	22.8

Total Expenses	236.7	201.2	210.2

Income (Loss) Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	(98.1)	104.9	66.1
Income Tax Benefit	(47.7)	(39.7)	(15.4)

Income (Loss) Before Equity in Undistributed Earnings (Loss) of Subsidiaries	(50.4)	144.6	81.5
Equity in Undistributed Earnings (Loss) of Subsidiaries	(336.0)	256.6	459.7

Net Income (Loss)	$(386.4)	$401.2	$541.2

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(in millions of dollars)
CASH PROVIDED BY OPERATING ACTIVITIES	$25.3	$154.7	$21.5

CASH FLOWS FROM INVESTING ACTIVITIES
Net Sales (Purchases) of Short-term Investments	(80.4)	—	0.5
Sales of Fixed Maturity Securities	9.9	—	—
Acquisition of Business	—	(2.8)	—
Cash Distributions to Subsidiaries	(540.4)	(15.3)	—
Short-term Notes Receivable from Subsidiaries	1.0	27.4	3.3
Other	(30.6)	(34.3)	(26.5)

CASH USED BY INVESTING ACTIVITIES	(640.5)	(25.0)	(22.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Borrowings (Repayments) from Subsidiaries	(371.9)	269.4	(27.5)
Net Short-term Debt and Commercial Paper Repayments	(20.0)	(632.0)	(252.0)
Issuance of Long-term Debt	575.0	400.0	575.0
Long-term Debt Repayment	—	—	(172.5)
Issuance of Common Stock	551.9	22.9	20.5
Treasury Stock Acquired	—	(45.0)	—
Dividends Paid to Stockholders	(98.1)	(142.8)	(142.6)
Other	(24.5)	—	—

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	612.4	(127.5)	0.9

INCREASE (DECREASE) IN CASH	$(2.8)	$2.2	$(0.3)

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

Note 2 - Surplus Notes of Subsidiaries

At December 31, 2003 and 2002, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent, 8.2 percent, and 8.3 percent in 2003, 2002, and 2001, respectively.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
	(in millions of dollars)
Year Ended December 31, 2003

Income Protection	$2,025.2	$22,241.9	$284.8	$1,153.6
Life and Accident	537.4	1,255.8	7.5	409.4
Colonial	488.4	993.4	17.3	109.2
Other	0.9	6,620.9	9.5	256.2

Total	$3,051.9	$31,112.0	$319.1	$1,928.4

Year Ended December 31, 2002

Income Protection	$1,905.6	$19,439.2	$282.1	$1,109.2
Life and Accident	485.5	1,086.9	9.9	420.9
Colonial	440.6	903.1	15.8	102.2
Other	0.8	6,319.0	11.4	262.7

Total	$2,832.5	$27,748.2	$319.2	$1,895.0

(Continued on following page)

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

(continued from preceding page)

Segment	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written (3)
	(in millions of dollars)
Year Ended December 31, 2003

Income Protection	$4,965.5	$1,713.2	$5,847.5	$232.3	$1,436.1	$4,989.6
Life and Accident	1,922.4	191.5	1,468.1	108.0	289.5	218.1
Colonial	693.5	90.0	395.4	118.3	125.6	598.3
Other	34.3	140.1	157.1	—	23.8	28.2
Corporate	—	23.6	—	—	225.1

Total	$7,615.7	$2,158.4	$7,868.1	$458.6	$2,100.1

Year Ended December 31, 2002

Income Protection	$4,677.0	$1,597.6	$4,408.9	$204.5	$1,340.5	$4,695.7
Life and Accident	1,799.8	192.6	1,397.6	86.6	270.4	209.4
Colonial	636.7	79.6	357.2	107.7	117.6	558.3
Other	37.6	154.2	161.1	0.1	24.7	42.1
Corporate	—	4.9	—	—	189.0

Total	$7,151.1	$2,028.9	$6,324.8	$398.9	$1,942.2

Year Ended December 31, 2001

Income Protection	$4,412.7	$1,482.0	$4,079.7	$211.2	$1,225.5	$4,451.2
Life and Accident	1,660.8	182.8	1,346.4	79.9	243.0	190.6
Colonial	611.9	82.8	346.4	100.9	113.2	539.4
Other	111.8	182.7	211.4	30.6	49.7	96.0
Corporate	—	20.8	—	—	210.8

Total	$6,797.2	$1,951.1	$5,983.9	$422.6	$1,842.2

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.
(2)	Other operating expenses are allocated to each segment based on activity levels, time information, and usage statistics.
(3)	Excludes life insurance.

Certain prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE IV—REINSURANCE

UnumProvident Corporation and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2003

Life Insurance in Force	$785,724.7	$56,526.7	$1,474.6	$730,672.6	0.2%

Premium Income:
Life Insurance	$2,031.0	$243.2	$11.7	$1,799.5	0.7%
Accident and Health Insurance	5,799.7	417.5	434.0	5,816.2	7.5%

Total	$7,830.7	$660.7	$445.7	$7,615.7	5.9%

Year Ended December 31, 2002

Life Insurance in Force	$707,740.8	$42,280.8	$1,569.6	$667,029.6	0.2%

Premium Income:
Life Insurance	$1,947.8	$286.0	$12.0	$1,673.8	0.7%
Accident and Health Insurance	5,453.7	475.7	499.3	5,477.3	9.1%

Total	$7,401.5	$761.7	$511.3	$7,151.1	7.1%

Year Ended December 31, 2001

Life Insurance in Force	$637,566.3	$47,662.7	$1,720.0	$591,623.6	0.3%

Premium Income:
Life Insurance	$1,770.6	$236.4	$11.5	$1,545.7	0.7%
Accident and Health Insurance	5,230.3	480.6	501.8	5,251.5	9.6%

Total	$7,000.9	$717.0	$513.3	$6,797.2	7.6%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

UnumProvident Corporation and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2003

Mortgage loan loss reserve	$2.4	$2.0	$—	$4.4	$—
Real estate reserve	$19.9	$—	$—	$10.6	$9.3
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$7.9	$12.5	$—	$7.1	$13.3

Year Ended December 31, 2002

Mortgage loan loss reserve	$2.4	$—	$—	$—	$2.4
Real estate reserve	$19.9	$—	$—	$—	$19.9
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$8.3	$—	$—	$0.4	$7.9

Year Ended December 31, 2001

Mortgage loan loss reserve	$12.9	$—	$—	$10.5	$2.4
Real estate reserve	$25.6	$—	$—	$5.7	$19.9
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$8.5	$—	$—	$0.2	$8.3

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loan at time of sale/foreclosure, and amounts deemed uncollectible.

UnumProvident Corporation and Subsidiaries

(2.1)	Asset Purchase Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003.[1]

(2.2)	Transition Services Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003.[2]

(3.1)	Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001).

(3.2)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed August 13, 2003).

(4.1)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.2)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.3)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.4)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(10.1)	Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994, (incorporated by reference to Exhibit 10.3 of Provident’s Form 10-K for fiscal year ended December 31, 1995).

(10.2)	Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002, (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 28, 2002). Terminated effective December 31, 2002. *

(10.3)	Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991, (incorporated by reference to Exhibit 10.6 of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992, and by the stockholders on May 6, 1992, (incorporated by reference to the registrant’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.4)	Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.5)	Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident’s Form 10-K filed for fiscal year ended December 31, 1996).

(10.6)	Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994, (incorporated by reference to Exhibit 10.15 of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998.

[1]	Schedules referenced in Section 1.08 of this Agreement will be provided to the Commission upon request.
[2]	Schedules referenced in Section 2.3 of this Agreement will be provided to the Commission upon request.

(10.7)	Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997 and as amended by the Compensation Committee on February 8, 2001, (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 28, 2001).

(10.8)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Board of Directors on February 17, 2004. *

(10.9)	Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996, (incorporated by reference to Exhibit 10.16 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.10)	Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996, (incorporated by reference to Exhibit 10.17 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.11)	UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders on June 30, 1999, and as amended by the Compensation Committee on February 8, 2001, (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 28, 2001).*

(10.12)	UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001, (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 28, 2001). Terminated effective December 31, 2002. *

(10.13)	Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997, (incorporated by reference to Exhibit 3.2 of Provident’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.14)	Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000, (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed March 28, 2001). *

(10.15)	Amended and Restated Employment Agreement between the Company and F. Dean Copeland (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended March 31, 2003). *

(10.16)	Amended and Restated Employment Agreement between the Company and Thomas R. Watjen (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for fiscal quarter ended March 31, 2003). *

(10.17)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.18)	Unum Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum’s Form 10-K for fiscal year ended December 31, 1995). *

(10.19)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum’s Form 10-K for fiscal year ended December 31, 1996). *

(10.20)	1990 Unum Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001, (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.21)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001, (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003.*

(10.22)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum’s Registration Statement on Form S-1 dated June 18,1986). *

(10.23)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001). *

(10.24)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000, (incorporated by reference to the Company’s Form 8-K filed March 2, 2001).

(10.25)	Provident Companies, Inc. Employee Stock Option Plan of 1998, (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed March 31, 2003). *

(10.26)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed March 31, 2003). *

(10.27)	UnumProvident Corporation Broad Based Stock Plan of 2001, (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed March 31, 2003). *

(10.28)	UnumProvident Corporation Broad Based Stock Plan of 2002, (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K filed March 31, 2003). *

(10.29)	Non-Employee Director Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004. *

(10.30)	Management Incentive Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004. *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(12.2)	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(14)	Code of Ethics for CEO and Financial Executives of UnumProvident Corporation.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.