Form 10-Q
period 2004-03-31
UNUMPROVIDENT CORP
filed 2004-05-06
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common stock, $0.10 par value	296,291,201

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department and other enforcement actions, and negative media attention may adversely affect the Company’s business.

•	The level and results of litigation may vary from prior experience and may adversely affect the Company’s business.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and negatively affect results.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract could have material effects on results.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2003.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	March 31 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
Available-for-Sale - Continuing Operations	$31,565.9	$30,084.2
Available-for-Sale - Discontinued Operations	1,125.5	1,102.4

Total Fixed Maturity Securities	32,691.4	31,186.6
Equity Securities	43.8	39.1
Mortgage Loans	460.3	474.7
Real Estate	26.0	25.9
Policy Loans	2,877.1	2,877.9
Other Long-term Investments	78.0	91.9
Short-term Investments	370.1	332.2

Total Investments	36,546.7	35,028.3

Other Assets
Cash and Bank Deposits	131.3	119.2
Accounts and Premiums Receivable	2,115.5	2,093.5
Reinsurance Receivable	6,243.7	6,242.6
Accrued Investment Income	553.7	543.6
Deferred Policy Acquisition Costs	2,798.8	3,051.9
Value of Business Acquired	110.4	463.5
Goodwill	270.0	476.7
Other Assets	1,346.2	1,336.3
Other Assets - Discontinued Operations	328.3	330.2
Separate Account Assets	32.3	32.5

Total Assets	$50,476.9	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	March 31 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,059.1	$1,928.4
Reserves for Future Policy and Contract Benefits and Unearned Premiums	32,228.8	31,431.1
Other Policyholders’ Funds	2,487.6	2,493.3
Current Income Tax	35.9	32.8
Deferred Income Tax	924.3	914.0
Long-term Debt	2,789.0	2,789.0
Other Liabilities	1,312.7	1,363.6
Other Liabilities - Discontinued Operations	1,472.9	1,462.6
Separate Account Liabilities	32.3	32.5

Total Liabilities	43,342.6	42,447.3

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 298,242,296 and 298,094,517 shares	29.8	29.8
Additional Paid-in Capital	1,611.4	1,609.1
Accumulated Other Comprehensive Income	1,615.5	1,171.2
Retained Earnings	3,942.5	4,526.9
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(10.7)	(11.8)

Total Stockholders’ Equity	7,134.3	7,271.0

Total Liabilities and Stockholders’ Equity	$50,476.9	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2004	2003
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,956.2	$1,871.3
Net Investment Income	534.1	519.3
Net Realized Investment Gain (Loss)	25.4	(85.1)
Other Income	108.0	89.3

Total Revenue	2,623.7	2,394.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,879.3	2,143.4
Commissions	221.3	221.2
Interest and Debt Expense	49.2	41.5
Deferral of Policy Acquisition Costs	(148.3)	(172.7)
Amortization of Deferred Policy Acquisition Costs	108.6	114.0
Amortization of Value of Business Acquired	3.9	9.8
Impairment of Intangible Assets	856.4	—
Compensation Expense	187.7	190.6
Other Operating Expenses	235.8	236.5

Total Benefits and Expenses	3,393.9	2,784.3

Loss from Continuing Operations Before Income Tax Benefit	(770.2)	(389.5)
Income Tax Benefit	(200.9)	(140.5)

Loss from Continuing Operations	(569.3)	(249.0)
Discontinued Operations - Note 2
Income from Operations	10.8	4.0
Income Tax Expense	3.8	1.4

Income from Discontinued Operations	7.0	2.6

Net Loss	$(562.3)	$(246.4)

Earnings Per Common Share
Basic
Loss from Continuing Operations	$(1.93)	$(1.03)
Net Loss	$(1.91)	$(1.02)
Assuming Dilution
Loss from Continuing Operations	$(1.93)	$(1.03)
Net Loss	$(1.91)	$(1.02)
Dividends Paid	$0.0750	$0.1475

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2
Comprehensive Loss, Net of Tax
Net Loss				(246.4)			(246.4)
Change in Net Unrealized Gain on Securities			(31.9)				(31.9)
Change in Net Gain on Cash Flow Hedges			(0.4)				(0.4)
Change in Foreign Currency Translation Adjustment			15.4				15.4

Total Comprehensive Loss							(263.3)

Common Stock Activity		0.8				0.2	1.0
Dividends to Stockholders				(35.6)			(35.6)

Balance at March 31, 2003	$24.4	$1,087.6	$760.5	$4,729.4	$(54.2)	$(2.4)	$6,545.3

Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0
Comprehensive Loss, Net of Tax Net Loss				(562.3)			(562.3)
Change in Net Unrealized Gain on Securities			361.4				361.4
Change in Net Gain on Cash
Flow Hedges			67.3				67.3
Change in Foreign Currency
Translation Adjustment			15.6				15.6

Total Comprehensive Loss							(118.0)

Common Stock Activity		2.3				1.1	3.4
Dividends to Stockholders				(22.1)			(22.1)

Balance at March 31, 2004	$29.8	$1,611.4	$1,615.5	$3,942.5	$(54.2)	$(10.7)	$7,134.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Cash Flows from Operating Activities
Net Loss	$(562.3)	$(246.4)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Policy Acquisition Costs Capitalized	(158.6)	(180.2)
Amortization and Depreciation	132.1	142.5
Impairment of Intangible Assets	856.4	—
Net Realized Investment (Gain) Loss	(24.2)	88.2
Insurance Reserves and Liabilities	482.0	806.6
Income Tax	(229.1)	(105.7)
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	—	(286.2)
Other	(218.6)	(284.5)

Net Cash Provided (Used) by Operating Activities	277.7	(65.7)

Cash Flows from Investing Activities
Proceeds from Sales of Investments	475.5	1,079.4
Proceeds from Maturities of Investments	427.2	612.7
Purchase of Investments	(1,115.1)	(1,218.5)
Net Purchases of Short-term Investments	(40.1)	(428.5)
Acquisition of Business	—	110.0
Disposition of Business	18.8	—
Other	(6.1)	(2.5)

Net Cash Provided (Used) by Investing Activities	(239.8)	152.6

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	1.2	1.8
Maturities and Benefit Payments from Policyholder Accounts	(4.8)	(9.4)
Net Short-term Debt Repayments	—	(47.8)
Dividends Paid to Stockholders	(22.1)	(35.6)
Other	(0.7)	0.8

Net Cash Used by Financing Activities	(26.4)	(90.2)

Effect of Foreign Exchange Rate Changes on Cash	0.6	(0.5)

Net Increase (Decrease) in Cash and Bank Deposits	12.1	(3.8)

Cash and Bank Deposits at Beginning of Year	119.2	142.2

Cash and Bank Deposits at End of Period	$131.3	$138.4

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 3, and the reserve strengthening as discussed in Note 4) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

During the fourth quarter of 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The Canadian branch was accounted for as an asset held for sale at December 31, 2003 and at March 31, 2004 and is reported as a discontinued operation in the condensed consolidated financial statements. Except where noted, the information presented in the notes to condensed consolidated financial statements excludes the Canadian branch.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 - Discontinued Operations

As noted above, the Company began accounting for its Canadian branch as an asset held for sale during the fourth quarter of 2003. In conjunction with the classification of the Canadian branch as an asset held for sale, during the fourth quarter of 2003 the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the fourth quarter of 2003 loss from discontinued operations. The Company recognized an additional loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to write down the value of bonds in the Canadian branch investment portfolio to market value.

The sale of the Canadian branch closed effective April 30, 2004. The Company’s gain or loss on the sale is subject to the valuation and final identification of all asset and liability transfers. The gain or loss is not expected to have a material impact on the Company’s financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 2 - Discontinued Operations – Continued

Prior period operating results related to the Canadian branch, which previously were primarily reported in the Income Protection segment, have been reclassified to discontinued operations for all periods presented. Selected results for the Canadian branch are as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars, except share data)
Premium Income	$93.2	$81.0

Total Revenue	$109.3	$93.4

Income Before Income Tax	$10.8	$4.0

Income from Discontinued Operations	$7.0	$2.6

Income Per Share
Basic	$0.02	$0.01
Assuming Dilution	$0.02	$0.01

Assets and liabilities for discontinued operations as reported in the accompanying condensed consolidated statements of financial condition are shown below. These assets and liabilities are included with Corporate in the assets by segment disclosure. See Note 3 for additional segment information.

	March 31 2004	December 31 2003
	(in millions of dollars)
Fixed Maturity Securities – Available-for-Sale – Discontinued Operations	$1,125.5	$1,102.4

Other Assets
Policy Loans	$0.1	$0.1
Short-term Investments	7.4	5.2
Cash and Bank Deposits	0.8	3.8
Accounts and Premiums Receivable	12.7	14.7
Reinsurance Receivable	25.7	28.9
Accrued Investment Income	15.6	10.6
Deferred Policy Acquisition Costs	205.9	201.7
Value of Business Acquired	52.9	54.4
Other Assets	7.2	10.8

Other Assets – Discontinued Operations	$328.3	$330.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 2 - Discontinued Operations – Continued

	March 31 2004	December 31 2003
	(in millions of dollars)
Other Liabilities
Policy and Contract Benefits	$65.1	$66.5
Reserves for Future Policy and Contract Benefits and Unearned Premiums	1,234.5	1,203.4
Other Policyholders’ Funds	10.1	11.1
Current Income Tax	—	10.0
Deferred Income Tax	150.5	151.0
Other Liabilities	12.7	20.6

Other Liabilities – Discontinued Operations	$1,472.9	$1,462.6

Note 3 - Segment Information and Impairment of Intangible Assets

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries will enter into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention level. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert back to the Company. These reinsurance transactions, which are expected to close during the second quarter of 2004 following regulatory review, will be effective as of April 1, 2004. The Company anticipates that it will transfer cash equal to $522.0 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.0 million in cash for a before-tax prepaid cost of insurance which will be deferred and amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The maximum risk limit for the reinsurer grows to approximately $2.6 billion over time. In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which still actively market new products. In the past, this business had been reported in the Income Protection segment. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the first quarter of 2004. The Company also strengthened its claim reserves for the closed block of individual income protection business $110.6 million before tax to reflect the implementation of a lower claim reserve discount rate. The impairment charges and reserve strengthening, which total $967.0 million before tax, are all reported in the Individual Income Protection – Closed Block segment. See Note 4 for additional information concerning the claim reserve strengthening.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 3 - Segment Information and Impairment of Intangible Assets – Continued

Due to the aforementioned restructuring, the Company’s reporting segments include the following six business segments: Income Protection, Life and Accident, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The segments remain unchanged from the prior year reporting other than the separation of the Individual Income Protection – Closed Block from the Income Protection segment. Prior year numbers have been reclassified to conform to the current segment reporting.

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in the Company’s condensed consolidated operating results reported herein and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments.

Selected data by segment is as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$629.8	$577.1
Group Short-term Income Protection	157.1	154.5
Individual Income Protection – Recently Issued	129.8	124.9
Long-term Care	108.4	95.1

	1,025.1	951.6

Life and Accident
Group Life	388.8	371.1
Accidental Death & Dismemberment	47.1	50.6
Brokerage Voluntary Life and Other	54.2	48.8

	490.1	470.5

Colonial
Income Protection	119.0	114.9
Life	26.6	23.9
Other	35.5	31.8

	181.1	170.6

Individual Income Protection – Closed Block	251.3	268.6
Other	8.6	10.0

	1,956.2	1,871.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 3 - Segment Information and Impairment of Intangible Assets – Continued

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Net Investment Income and Other Income
Income Protection	$281.6	$266.0
Life and Accident	49.4	50.1
Colonial	23.1	21.2
Individual Income Protection – Closed Block	240.8	217.8
Other	42.7	47.7
Corporate	4.5	5.8

	642.1	608.6

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	1,306.7	1,217.6
Life and Accident	539.5	520.6
Colonial	204.2	191.8
Individual Income Protection – Closed Block	492.1	486.4
Other	51.3	57.7
Corporate	4.5	5.8

	2,598.3	2,479.9

Benefits and Expenses
Income Protection	1,232.4	1,593.1
Life and Accident	482.6	457.8
Colonial	167.6	156.6
Individual Income Protection – Closed Block	1,415.9	470.6
Other	44.2	46.0
Corporate	51.2	60.2

	3,393.9	2,784.3

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
Income Protection	74.3	(375.5)
Life and Accident	56.9	62.8
Colonial	36.6	35.2
Individual Income Protection – Closed Block	(923.8)	15.8
Other	7.1	11.7
Corporate	(46.7)	(54.4)

	$(795.6)	$(304.4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 3 - Segment Information and Impairment of Intangible Assets – Continued

A reconciliation of total operating revenue and operating loss by segment to revenue and net loss as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Operating Revenue by Segment	$2,598.3	$2,479.9
Net Realized Investment Gain (Loss)	25.4	(85.1)

Revenue	$2,623.7	$2,394.8

Operating Loss Before Income Tax and Net Realized Investment Gain (Loss)	$(795.6)	$(304.4)
Net Realized Investment Gain (Loss)	25.4	(85.1)
Income Tax Benefit	(200.9)	(140.5)
Income from Discontinued Operations, Net of Tax	7.0	2.6

Net Loss	$(562.3)	$(246.4)

Assets by segment are as follows:

	March 31 2004	December 31 2003
	(in millions of dollars)
Income Protection	$17,404.0	$16,625.9
Life and Accident	4,087.8	4,031.6
Colonial	2,075.8	2,023.0
Individual Income Protection – Closed Block	15,705.7	16,404.9
Other	8,922.9	9,270.9
Corporate and Discontinued Operations	2,280.7	1,362.0

Total	$50,476.9	$49,718.3

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

Note 4 - Liability for Unpaid Claims and Claim Adjustment Expenses

It is the Company’s policy to estimate the ultimate cost of settling claims in each reporting period based on the information available to management at that time. Claim reserves generally equal the Company’s estimate, at the end of the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience. Consideration is given to current and historical trends in the Company’s experience and to expected deviations from historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 4 - Liability for Unpaid Claims and Claim Adjustment Expenses – Continued

Claim reserves are subject to revision as current claim experience and projections of future factors affecting claim experience change. In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. This review includes the determination of a range of reasonable estimates within which the reserve must fall.

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which for continuing operations equaled $9.530 billion prior to this increase.

In April 2003, the Company completed an analysis of the assumptions related to its group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, incurred but not reported (IBNR) reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefits and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 4 - Liability for Unpaid Claims and Claim Adjustment Expenses – Continued

was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 6.5 percent increase in total net group long-term income protection reserves as of March 31, 2003, which for continuing operations equaled $7.017 billion prior to this increase.

Note 5 - Accounting for Stock-Based Compensation

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

During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions are applied to all employee awards granted, modified, or settled after January 1, 2003. The adoption, which was effective as of January 1, 2003, decreased after tax results for fourth quarter and full year 2003 approximately $0.6 million. The Company did not restate prior quarters of 2003 due to immateriality.

The expense recognized in the first quarters of 2004 and 2003 for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net loss and net loss per share would be as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars, except share data)
Net Loss, as Reported	$(562.3)	$(246.4)
Add: Stock-based Employee Compensation Expense Included in Net Loss as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.1	—
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(1.2)	(5.9)

Pro Forma Net Loss	$(563.4)	$(252.3)

Net Loss Per Share:
Basic–as Reported	$(1.91)	$(1.02)
Basic–Pro Forma	$(1.91)	$(1.04)

Assuming Dilution–as Reported	$(1.91)	$(1.02)
Assuming Dilution–Pro Forma	$(1.91)	$(1.04)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2004	2003	2004	2003	2004	2003
	(in millions of dollars, except share data)
Service Cost	$7.3	$5.5	$2.4	$1.7	$1.2	$1.1
Interest Cost	9.3	8.5	1.6	1.2	2.8	3.6
Expected Return on Plan Assets	(8.9)	(7.4)	(1.3)	(0.9)	(0.2)	(0.2)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(0.9)	(0.9)
Amortization of Net Loss	4.0	4.5	0.6	0.4	—	0.5

Net Periodic Benefit Cost	$11.0	$10.4	$3.3	$2.4	$2.9	$4.1

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. Due to a lack of authoritative accounting guidance, the Company has elected to defer the application of the provisions of the Medicare Act. As a result, the financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan cost, and the issuance of final accounting guidance could require changes to previously reported information.

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share

Net loss per common share is determined as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars, except share data)
Numerator
Net Loss	$(562.3)	$(246.4)

Denominator (000s)
Weighted Average Common Shares – Basic	294,989.8	241,619.4
Weighted Average Common Shares – Assuming Dilution	294,989.8	241,619.4
Net Loss Per Common Share
Basic	$(1.91)	$(1.02)
Assuming Dilution	$(1.91)	$(1.02)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share – Continued

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported or if options are out-of-the-money. In-the-money options to purchase approximately 2.4 million common shares for the three month periods ended March 31, 2004 and 2003 were not considered dilutive due to a net loss being reported for the periods. Approximately 15.1 million and 16.0 million options for the three month periods ended March 31, 2004 and 2003, respectively, were not considered dilutive due to the options being out-of-the-money.

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. The purchase contract element of the Company’s 8.25% adjustable conversion-rate equity security units which were issued in the second quarter of 2003 contributes to the number of weighted average common shares, assuming dilution, when the average market price of the Company’s common stock is above the threshold appreciation price of $13.27 per share. Because the average market price of the Company’s common stock during the period was above this price, 5.1 million issuable shares would have been included in the computation of earnings per common share assuming dilution for the three month period ended March 31, 2004, had the Company not reported a net loss from continuing operations.

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	March 31 2004	December 31 2003
	(in millions of dollars)
Net Unrealized Gain on Securities	$1,442.4	$1,081.0
Net Gain on Cash Flow Hedges	225.1	157.8
Foreign Currency Translation Adjustment	73.3	57.7
Minimum Pension Liability Adjustment	(125.3)	(125.3)

Accumulated Other Comprehensive Income	$1,615.5	$1,171.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 8 - Comprehensive Income (Loss) – Continued

The components of comprehensive loss and the related deferred tax are as follows:

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Net Loss	$(562.3)	$(246.4)

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	579.9	(103.3)
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	(25.4)	85.1
Reclassification Adjustment for Net Realized Investment Loss - Discontinued Operations	1.2	3.1
Change in Net Gain on Cash Flow Hedges	103.7	(0.6)
Change in Foreign Currency Translation Adjustment	13.2	27.1

	672.6	11.4
Change in Deferred Tax	228.3	28.3

Other Comprehensive Income (Loss)	444.3	(16.9)

Comprehensive Loss	$(118.0)	$(263.3)

Note 9 - Commitments and Contingent Liabilities

Paul Revere Brokers, Career Agents, and Sales Managers Actions

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere and who claimed that their compensation had been reduced in breach of their broker contract and in violation of the Massachusetts Consumer Protection Act (the Massachusetts Act). A class was certified in February 2000. In April 2001, the jury returned a complete defense verdict on the breach of contract claim. Notwithstanding the jury verdict, the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Act. In September 2002, the judge ruled that Paul Revere violated the Massachusetts Act and awarded double damages plus attorneys’ fees. Most of the issues concerning how to calculate the damages have been determined but several remain outstanding before an appeal can be perfected. Complicating the matter was the unexpected death of the trial judge. In March 2003, a new judge was assigned to the case so the parties can proceed to conclude matters before the trial court. The Company feels strongly that the judge’s ruling that the Massachusetts Act was violated is contrary to both the law and the facts of the case and plans to appeal after the judgment is made final.

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

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

compensation matters similar to those in the certified broker class action. A motion for certification of a class with respect to this narrower claim was filed, but has not been acted upon.

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Of the 48 general manager cases, one was arbitrated and all the others have been settled. UnumProvident and its affiliates believe that they have strong defenses for the two individual career agent cases and plan to vigorously defend their position in the remaining cases. Management does not currently expect these suits to materially affect the financial position or results of operations of the Company.

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer more than twenty class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring these cases, described below, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. These lawsuits are in a very preliminary stage, and the outcome is uncertain. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially affect the Company’s consolidated results of operations in a period.

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

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

and damages. Plaintiff alleges these acts violated, among other things, their fiduciary duties of good faith and loyalty.

On October 17, 2003, the district court consolidated these actions under the caption In re UnumProvident Corporation Derivative Actions. On April 19, 2004, the plaintiffs filed a single consolidated amended complaint. The defendants have until July 19, 2004 to answer or otherwise respond to the consolidated complaint. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

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

On January 9, 2004, the Lead Plaintiff filed its consolidated amended complaint. The Lead Plaintiff seeks to represent a putative class of purchasers of UnumProvident Corporation publicly traded securities between March 30, 2000 and April 24, 2003. The plaintiffs allege, among other things, that the Company issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate its disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On March 19, 2004, the defendants filed a motion to dismiss the consolidated amended complaint, which has not as of yet been ruled upon by the court. The Company strongly denies the allegations in these complaints and will vigorously defend the litigation.

On May 7, 2003, Azzolini v. CorTs Trust II for Provident Financial Trust, et al., was filed in the Southern District of New York. This is a federal securities law class action brought by the plaintiff on behalf of himself and a purported Class consisting of all persons who purchased UnumProvident Corporate-Backed Trust Securities (CorTs) certificates pursuant to an initial public offering by an entity unaffiliated with the Company on or about April 18, 2001 through March 24, 2003. Plaintiff seeks to recover damages caused by UnumProvident’s and certain underwriter defendants’ alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff asserts that UnumProvident issued and/or failed to correct false and misleading financial statements and press releases concerning the Company’s publicly reported revenues and earnings directed to the investing public. Three additional actions alleging similar claims and purporting to be class actions were filed, two in the Southern District of New York, Strahle v. CorTs Trust II for Provident Financing Trust I, et al., and Finke v. CorTs Trust II for Provident Financing Trust I, et al., filed on March 23, 2003 and May 15, 2003, respectively, and the third in the Eastern District of New York, Bernstein v. CorTs for Provident Financing Trust I, et al., filed on July 7, 2003. These actions all have been transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings. On February 18, 2004, the court consolidated each of these actions other than the Bernstein action under the Azzolini caption. The Bernstein action makes identical allegations as the other actions, but with respect to a different series of CorTs securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

On March 19, 2004, amended complaints were filed in both the Azzolini and Bernstein actions. The amended complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against UnumProvident and one of its officers. The Azzolini plaintiff seeks to represent a putative class of purchasers of certain CorTs certificates between March 21, 2001 and March 24, 2003. The Bernstein plaintiff seeks to represent a putative class of purchasers of a different series of CorTs certificates between February 8, 2001 and March 10, 2003. On April 19, 2004, the defendants moved to dismiss the complaints in each of these actions. The court has not as of yet ruled on those motions.

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

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

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

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

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

On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions other than the Taylor action for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions. Among other things, the Court in that order appointed a lead counsel in the actions and directed lead counsel to file a consolidated amended complaint in the ERISA Benefit Denial Actions, which was filed on February 20, 2004. On March 26, 2004, the defendants answered the complaints in these actions and simultaneously filed a motion for judgment on the pleadings in the ERISA Benefit Denial Actions. The parties have engaged in certain limited discovery in connection with a court-ordered mediation to take place later this year.

On April 9, 2004, the plaintiffs in each of these two actions separately filed motions seeking certification of a plaintiff class. The defendants have not yet responded to that motion.

The Court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The Company denies the allegations in the complaints and will vigorously defend the litigation and any attempt to certify the putative class.

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

On October 2, 2003, the court issued an order consolidating these cases for all purposes. On January 9, 2004, plaintiffs filed their consolidated amended complaint against UnumProvident, several of its Officers and Directors, and several Plan fiduciaries, purportedly on behalf of a putative class of Plan participants and beneficiaries during the period since November 17, 1999. Plaintiffs allege that the named defendants violated the fiduciary provisions of ERISA by making direct and indirect communications to Plan participants that included material misrepresentations and omissions regarding investment in UnumProvident stock. Further, the plaintiffs allege the defendants failed to take action to protect participants from losses sustained from investment in the Plan’s UnumProvident Stock Fund. On February 26, 2004, the defendants filed a motion to dismiss contending that the complaint failed to state a valid claim under ERISA. That motion has not as of yet been ruled upon by the court.

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation.

Claim Litigation

The Company and its insurance company subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For claim litigation, the Company and its insurance company subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s consolidated results of operations in a period.

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

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ceimo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld, and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company has appealed the case to the Ninth Circuit Court of Appeals. The plaintiff Joanne Ceimo filed a notice of cross-appeal on October 7, 2003 seeking to reinstate the full amount of punitive damages awarded by the jury. The Company has filed its opening brief and is awaiting a response.

On December 11, 2003, the case of Jewel, et al. v. UnumProvident Corporation, et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received service of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claims for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. On April 20, 2004, the defendants answered the complaint by denying generally the allegations and asserting various defenses. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On July 17, 2003, a qui tam action, The State of California ex rel. Linda Nee and John Metz v. UnumProvident Corporation, et al., was filed under seal in the Superior Court of the State of California, County of Los Angeles. On April 16, 2004, UnumProvident was notified that the Insurance Commissioner decided not to bring an action which permitted the case to go forward with private plaintiffs. To date, the Company has not been served. The complaint alleges unlawful sales, marketing, and claims handling practices, including delaying or limiting payment for,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

denying, or terminating claims by California claimants and/or claims that are handled by UnumProvident’s Glendale or other claims centers. The complaint seeks civil penalties and assessments, attorneys fees and cost, interest and such other relief as the court deems proper for violation of California Insurance Code § 1871.7(b). In addition, the complaint seeks injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation.

From time to time class action allegations are pursued, as in Jewel, where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions, which can properly be addressed by a class action. Nevertheless, the Company monitors these cases closely and defends itself appropriately where these allegations are made.

Other Claim Related Examinations and Investigations

The Company has experienced increased market conduct examinations by state insurance departments focused specifically on its disability claims handling policies and practices. On March 19, 2003, the Company consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s insurance subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years, during which period certain Georgia claims and complaints will be reviewed on a quarterly basis by representatives of the Georgia Department of Insurance. The Georgia order did not cite any violations of Georgia law or regulations.

Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated market conduct examination of the Company’s disability claims handling policies and practices was organized during 2003 by Massachusetts, Maine, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. Currently 44 states and the District of Columbia are participating in this coordinated examination in which the domiciliary states are attempting to address common state concerns and also eliminate or reduce the number of duplicative individual examinations by multiple states. California, Arizona, Minnesota, and New Mexico have chosen to continue pursuing their own examinations and investigations, although California and Minnesota have elected to participate in the multi-state examination as well. Additional state market conduct examinations may be commenced.

In addition, the Company received a letter in September 2003 from the office of the New York State Attorney General indicating that it is reviewing the disability claims-handling procedures of the Company and its insurance subsidiaries. The Company is cooperating and is in the process of gathering and providing information in response.

In a letter dated March 25, 2004, the U.S. Department of Labor informed the Company that it was conducting an examination pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) of the benefit plans the Company provides to its employees and the products and services provided to third party plans. The Company is cooperating and is in the process of gathering and providing information in response.

These regulatory examinations and investigations could result in, among other things, changes in the Company’s claims handling and other business practices, increases in policy liabilities, reopening of closed or denied claims, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, and impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business and potentially materially affecting the consolidated results of operations in a period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2004

Note 9 - Commitments and Contingent Liabilities – Continued

Other Litigation

On July 11, 2003, the case of Chandler v. UnumProvident Corporation was filed in Chancery Court of Hamilton County, Tennessee. The plaintiff, J. Harold Chandler, former CEO of UnumProvident, alleged that his Employment Agreement was breached in connection with his termination and the improper calculation of his severance and retirement benefits. On March 29, 2004, the court approved a settlement resolving the dispute under which the Company paid to Mr. Chandler $2,952,185 in full settlement of all claims related to termination under the Employment Agreement.

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

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation are not deemed likely to materially affect the consolidated financial position or results of operations of the Company.

Note 10 - Acquisitions and Dispositions

In January 2004, Unum Limited became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to Unum Limited. Unum Limited also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. In conjunction with this transaction, the Company established value of business acquired of $15.4 million.

In January 2004, the Company sold its wholly-owned subsidiary Unum Japan Accident Insurance Co., Ltd. to Hitachi Capital Corporation (Hitachi) for $23.5 million. The Company received $18.8 million and recorded a receivable of $4.7 million due in January 2006, net of indemnification claims, if any. The Japanese operation was classified as an asset held for sale during the fourth quarter of 2003. At that time, the Company recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. The Company also recognized a tax benefit of $6.8 million. In conjunction with the sale, the Company entered into an agreement with Hitachi to reinsure certain existing income protection business and intends to have a continuing presence in the operation for at least one year.

Independent Accountants’ Review Report

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, and the condensed statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 4, 2004, except for Note 15, for which the date is March 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 5, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate throughout North America and the United Kingdom. The Company’s principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited.

The Company is the largest provider of group and individual income protection insurance products and a leading provider of life, accident, and long-term care products in the United States and the United Kingdom. Through its U.S. brokerage operation, which in 2003 represented approximately 82 percent of total segment operating revenue, the Company markets a portfolio of group, individual, and voluntary benefit products and services to employers and their employees, as well as offering a limited number of products to individual customers. The Company believes that its product line, its commitment to high quality service, and its claims management approach position the organization well to compete in this highly competitive business. In addition to competition, portions of the Company’s business are sensitive to economic and financial market factors, including consumer confidence, employment levels, and the level of interest rates.

Highlights of First Quarter 2004 Results

•	Although still performing below the Company’s long-term expectations, the Company believes that its U.S. group income protection business has stabilized and that the actions taken over the past six months to improve the profitability in this business are having an impact on results, as evidenced by the decline in the benefit ratio in the first quarter of 2004. The Company also believes that improvements in the economic environment, such as an increase in the U.S. Treasury note interest rate and an increase in new jobs, as well as the Company’s focus on a balanced mix of profitable business and a disciplined approach to pricing, renewals, and risk selection, will ultimately contribute to enhanced operating results.

•	The Company’s U.S. brokerage lines of business (other than group income protection), the U.K. operation, and the Colonial segment all reported results in line with the Company’s expectations.

•	The Company reported improved statutory results over the first quarter of last year. The Company’s insurance subsidiaries’ statutory combined net gain from operations was $132.6 million in the first quarter of 2004 compared to a loss of $55.4 million in last year’s first quarter. Statutory combined net income, which includes realized net investment gains and losses, was $99.1 million compared to a net loss of $136.9 million a year ago.

Challenges

There have been several issues in recent years which continue to be a focus of investors and which the Company believes contributed to the decline in the Company’s market valuation. These included:

•	the performance and potential risk associated with the closed block of individual income protection business, specifically concerns regarding reserves, deferred policy acquisition costs, and overall profitability;

•	general balance sheet concerns including the capitalization of the Company; and

•	confidence in management’s ability to generate improved, consistent results in the future.

Through a number of actions taken last year, the Company believes it has made significant progress in addressing these concerns. In particular, the 2003 equity and equity-related securities offerings of $1.150 billion, the strengthening of existing claim reserves for its group income protection business, the reduction in the Company’s holdings in below-investment-grade securities, and the sale or reinsurance of several non-core businesses and products lines improved the Company’s risk-based capital position for its U.S. insurance subsidiaries and restored the Company’s overall balance sheet strength.

First Quarter 2004 Restructuring

With the restructuring of its individual income protection – closed block business (discussed under “First Quarter 2004 Significant Transactions and Events” in the following section), the Company believes it has taken another significant step toward positioning itself to achieve improved operating results and toward restoring the focus to those parts of its business which represent its future.

For many years the financial results for the Company’s closed block of individual income protection business, individual income protection policies generally sold prior to the Company’s substantial changes in products, pricing, distribution, and underwriting occurring during the years 1994 to 1998, have not met the Company’s expectations. Over the past few years, the Company has considered many financial restructuring options for this business, while continuing to provide this group of policyholders with the same high quality service provided to all of the Company’s policyholders. After considering many alternatives, the Company believes that the restructuring steps announced for its closed block of individual income protection, as discussed in the following section, best meet the Company’s objectives of helping to:

•	effectively manage this block of business;

•	provide greater reporting transparency;

•	strengthen the balance sheet associated with this block of business; and

•	minimize the Company’s exposure to potential future adverse morbidity in this closed block.

The restructuring will have no effect on the existing policyholders of the individual income protection closed block business.

The Company has also chosen as a part of this restructuring to raise in a non-public offering approximately $300 million of additional capital through the sale of adjustable conversion-rate equity security units to a group of private investors. This sale of securities is expected to close during the second quarter of 2004. The Company expects to file a shelf registration statement registering the privately placed securities for resale by the private investors shortly after the closing. In addition to restoring the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the reinsurance transaction, the Company will use the proceeds to reduce its outstanding debt and retain additional liquidity at the holding company level.

These actions are important steps toward the goal of positioning the Company to achieve improved operating results. The Company has a continued commitment to improve its operating performance while also taking the restructuring actions needed to assure it is positioned operationally and financially to leverage its unique franchise into improved value for all of its constituents. The Company believes it has now substantially positioned itself for the future, and the primary focus of management is on improving operating results.

The remaining sections of Item 2 discuss the significant transactions and events of the first quarters of 2004 and 2003, critical accounting policies, segment operating results, discontinued operations, consolidated investments, liquidity and capital resources, current debt and financial strength ratings, and other pertinent information for the Company and its insurance subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item 1 and Part II, Items 6, 7, 7A, and 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

First Quarter 2004 Significant Transactions and Events

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries will enter into reinsurance agreements with National Indemnity Company, a subsidiary of Berkshire Hathaway, to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit, which equals approximately $8.0 billion in existing statutory reserves. The maximum risk limit for the reinsurer is approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert back to the Company. These reinsurance transactions, which are expected to close during the second quarter of 2004 following regulatory review, will be effective as of April 1, 2004. The Company anticipates that it will transfer cash equal to $522.0 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.0 million in cash for a before-tax prepaid cost of insurance which will be deferred and amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The Company will retain the higher yielding investments historically associated with these reserves and will redeploy these investments to other lines of business.

In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which actively market new products. In the past, this business had been reported in the Income Protection segment. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the first quarter of 2004.

Also as part of the restructuring, the Company analyzed the reserve assumptions related to its individual income protection – closed block reserves as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of assets between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on this analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which for continuing operations equaled $9.530 billion prior to this increase.

In January 2004, Unum Limited became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to Unum Limited. Unum Limited also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom.

In January 2004, the Company sold its Japanese operation, Unum Japan Accident Insurance Co., Ltd., to Hitachi Capital Corporation (Hitachi). The Company also entered into an agreement with Hitachi to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. The Company expects to complete the restructuring of its Argentinean operation during the second quarter of 2004, which will reduce its ownership position in this operation to 40 percent. The Company wrote down the book value of both the Japan and Argentinean operations to the estimated fair value less cost to sell during the fourth quarter of 2003.

During 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The transaction is expected to improve the statutory capital position of the Company’s insurance subsidiary which currently owns the Canadian branch, Provident Life and Accident Insurance Company. The Canadian branch was accounted for as an asset held for sale at March 31, 2004 and is reported as a discontinued operation in the condensed consolidated financial statements. The transaction closed April 30, 2004. See “Discontinued Operations” contained herein in Item 2 and Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

First Quarter 2003 Significant Transactions and Events

In April 2003, the Company completed an analysis of its assumptions related to its group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, incurred but not reported (IBNR) reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefits and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 6.5 percent increase in total net group long-term income protection reserves as of March 31, 2003, which for continuing operations equaled $7.017 billion prior to this increase and equaled $6.618 billion as of December 31, 2002.

During the first quarter of 2003, Unum Limited acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd (Sun Life) together with the renewal rights to Sun Life’s group life business, at a price of approximately $37.2 million.

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

Claim reserves on continuing operations, net of ceded reinsurance, were $20.4 billion at December 31, 2003. Claim reserves, in general, are an estimate of the current value of future, otherwise unfunded, benefit commitments or liabilities. The calculation of claim reserves involves numerous assumptions. In setting these assumptions, the Company depends upon industry information and experience, Company experience and analysis, and reasoned judgment. There can be no guarantee that these assumptions individually, or collectively, will be duplicated by actual experience over time. The primary assumptions related to claim reserves are the discount rate, the claim resolution rate, and the incidence rate for IBNR claims.

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the current value of those cash flows. It is important since higher discount rates produce lower reserves. If the discount rate is higher than future investment returns, the Company’s reserves will not earn sufficient investment income to support future liabilities. In this case, the reserves will eventually be insufficient. Alternatively, if a discount rate is chosen that is too low relative to future investment results, the reserve, and thus the claim cost in the current period, will be overstated and profits will be accumulated in the reserves rather than released to current shareholders through earnings. The Company sets its discount rate assumptions in conjunction with the current and expected future investment income rate of the assets supporting the reserves. If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate on new claims will be established below or above the discount rate on existing claims. It is the Company’s intent to use a discount rate that provides some margin for adverse movement in the investment portfolio yield rate. Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the group long-term income protection claim discount rate would have changed a quarter’s incurred claim cost in 2003 by approximately $5.0 million.

The claim resolution rate is the rate of probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the insured, or a change in status in any given period.

It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. A claim closes due to maximum benefits being paid if all of the contractual benefits under the policy have been paid. A claim also closes if the policyholder recovers from his or her disability and is no longer receiving disability benefit payments or if the policyholder dies in the period. A claim may change status during the period. For example, a policyholder receiving disability benefits may return to part time work, and the claim benefit may be reduced to reflect the change to partial disability. Establishing claim resolution assumptions is complex and involves many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, etc. Claim resolution assumptions also vary by duration of disability and time since initially becoming disabled. The Company uses its extensive claim experience and analysis to develop its claim resolution assumptions. Claim resolution experience is studied over a number of years with more weight placed on the more recent experience. Claim resolution assumptions are established to represent the Company’s future resolution rate expectations. Due to the individual nature of each claim, it is unlikely that the claim resolution rate will be accurate for any particular claim. The Company establishes its claim resolution assumptions to apply as an average to its large base of active claims. In this manner, the assumed rates are much more accurate over the broad base of claims. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of resolution rate. For example, a 100 basis point increase or decrease in the group long-term income protection claim resolution rate would have changed a quarter’s incurred claim cost in 2003 by approximately $3.0 million.

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

Deferred costs related to group and individual income protection products are amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 45 percent and 75 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group life products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for group and individual long-term care products are amortized over a twenty-year period, with approximately 50 percent and 75 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. Due to the Company’s actual persistency experienced in recent years relative to what was expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and thereafter for certain of its products to reflect the Company’s current estimate of persistency. This accelerates the amortization of group income protection and group life acquisition costs deferred in those years into the early life of the policy.

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

Private placement fixed maturity securities, excluding the fixed maturity securities reported as discontinued operations, had a carrying value of approximately $3.8 billion, or 12.0 percent of total fixed maturity securities at March 31, 2004. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of March 31, 2004, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 2.78 percent for five-year maturities to 4.77 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.51 percent to 1.59 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the March 31, 2004 net unrealized gain in the fixed maturity securities portfolio by approximately $2.2 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at March 31, 2004 is attributable primarily to the acquisition of Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Revenue
Premium Income	$1,956.2	4.5%	$1,871.3
Net Investment Income	534.1	2.8	519.3
Net Realized Investment Gain (Loss)	25.4	N.M.	(85.1)
Other Income	108.0	20.9	89.3

Total	2,623.7	9.6	2,394.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,879.3	(12.3)	2,143.4
Commissions	221.3	—	221.2
Interest and Debt Expense	49.2	18.6	41.5
Deferral of Policy Acquisition Costs	(148.3)	(14.1)	(172.7)
Amortization of Deferred Policy Acquisition Costs	108.6	(4.7)	114.0
Amortization of Value of Business Acquired	3.9	(60.2)	9.8
Impairment of Intangible Assets	856.4	N.M.	—
Compensation Expense	187.7	(1.5)	190.6
Other Operating Expenses	235.8	(0.3)	236.5

Total	3,393.9	21.9	2,784.3

Loss from Continuing Operations Before Income Tax Benefit	(770.2)	N.M.	(389.5)
Income Tax Benefit	(200.9)	N.M.	(140.5)

Loss from Continuing Operations	(569.3)	N.M.	(249.0)

Income from Discontinued Operations, Net of Tax	7.0	169.2	2.6

Net Loss	$(562.3)	N.M.	$(246.4)

N.M. = not a meaningful percentage

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Income Protection Segment
Fully Insured Products
Group Long-term Income Protection	$65.1	(0.9)%	$65.7
Group Short-term Income Protection	25.7	(4.1)	26.8
Individual Income Protection—Recently Issued	29.4	(12.5)	33.6
Group Long-term Care	3.3	(25.0)	4.4
Individual Long-term Care	5.4	(62.2)	14.3

Total Fully Insured Products	128.9	(11.0)	144.8

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.2	—	0.2
Group Short-term Income Protection	1.6	(42.9)	2.8

Total ASO Products	1.8	(40.0)	3.0

Income Protection Segment	130.7	(11.6)	147.8

Life and Accident Segment
Group Life	39.6	(26.7)	54.0
Accidental Death & Dismemberment	2.5	(62.1)	6.6
Brokerage Voluntary Life and Other	35.6	2.0	34.9

Life and Accident Segment	77.7	(18.6)	95.5

Colonial Segment	61.7	3.5	59.6

Individual Income Protection—Closed Block Segment	2.0	(28.6)	2.8

Total Sales from Continuing Operations	272.1	(11.0)	305.7

Discontinued Operations	7.5	(2.6)	7.7

Total	$279.6	(10.8)	$313.4

The Company has field sales personnel who specialize in (1) employer-provided plans for employees and (2) supplemental benefit plans that include multi-life income protection and long-term care product offerings and products sold to groups of employees through payroll deduction at the workplace. These field sales personnel partner with Company representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts. The Company utilizes a distribution model for the sale of individual income protection and individual long-term care insurance products whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices. The Company intends to maintain its focus on workplace customers and increased integration between individual multi-life and group offerings by continuing to provide highly focused field support. The Company also utilizes an agency field sales force to market the products offered by its Colonial segment.

Existing market share and trends in new sales are indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new product offerings. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business. The Company does not expect significant sales growth in 2004 for its group income protection and its group life and accidental death and dismemberment lines of business, particularly in the large-employer market, as the Company continues with the strategy it implemented in 2003 to shift its business mix so as to increase its share of its mid- and small-employer markets. The Company intends to take a disciplined approach to pricing, renewals, and risk selection, with a focused effort on balancing growth and profitability. While managing its business mix in this disciplined manner, the Company expects to continue to generate significant sales in the large-employer market and be a leading provider in this market segment.

Segment Operating Results

The Company’s reporting segments include the following six business segments: Income Protection, Life and Accident, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The segments remain unchanged from the prior year reporting other than the separation of the Individual Income Protection – Closed Block from the Income Protection segment. Prior year numbers have been reclassified to conform to the current segment reporting.

In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP).

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in the Company’s consolidated operating results reported herein and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of the Company’s overall profitability. The Company may experience realized investment losses, which will affect future earnings levels as the underlying business is long-term in nature and requires that the Company be able to earn the assumed interest rates in its liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating loss by segment to consolidated net loss is as follows.

(in millions of dollars)
	Three Months Ended March 31
	2004	2003
Operating Revenue by Segment	$2,598.3	$2,479.9
Net Realized Investment Gain (Loss)	25.4	(85.1)

Revenue	$2,623.7	2,394.8

Operating Loss by Segment	$(795.6)	$(304.4)
Net Realized Investment Gain (Loss)	25.4	(85.1)
Income Tax Benefit	(200.9)	(140.5)
Income from Discontinued Operations, Net of Tax	7.0	2.6

Net Loss	$(562.3)	$(246.4)

Income Protection Segment Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Income Protection	$629.8	9.1%	$577.1
Group Short-term Income Protection	157.1	1.7	154.5
Individual Income Protection—Recently Issued	129.8	3.9	124.9
Group Long-term Care	34.9	19.5	29.2
Individual Long-term Care	73.5	11.5	65.9

Total Premium Income	1,025.1	7.7	951.6
Net Investment Income	217.2	3.3	210.2
Other Income	64.4	15.4	55.8

Total	1,306.7	7.3	1,217.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	868.7	(31.7)	1,272.1
Commissions	107.8	1.1	106.6
Deferral of Policy Acquisition Costs	(69.3)	(24.3)	(91.6)
Amortization of Deferred Policy Acquisition Costs	47.9	0.6	47.6
Amortization of Value of Business Acquired	3.0	N.M.	0.7
Operating Expenses	274.3	6.4	257.7

Total	1,232.4	(22.6)	1,593.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$74.3	N.M.	$(375.5)

N.M. = not a meaningful percentage

The Income Protection segment includes the group long-term and short-term income protection insurance, recently issued individual income protection insurance, group and individual long-term care, and managed disability.

Segment Sales

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Group long-term income protection sales on a fully insured basis decreased slightly during the first quarter of 2004 compared to the same period of 2003. The Company’s U.S. brokerage sales of group long-term income protection products declined 27.5 percent due primarily to a decline in sales in the large-employer market as the Company continued to shift its focus to the small- and mid-employer market to restore a more balanced mix of business between small, medium, and large employer customers. The decrease in the U.S. sales was partially offset by growth of 92.4 percent in the Company’s United Kingdom operations. Group short-term income protection sales on a fully insured basis decreased 4.1 percent in the first quarter of 2004 compared to the first quarter of 2003. The Company also offers accounts handled on an administrative services only (ASO) basis, with the risk and responsibility for funding claim payments remaining with the customer. The Company reports the fee income on ASO business in “other income.” For ASO business, sales decreased for group short-term income protection relative to the prior year’s first quarter and were flat for group long-term income protection.

Sales for individual income protection – recently issued decreased 12.5 percent in 2004 relative to the prior year’s first quarter, with the decline primarily attributable to sales in the Company’s United Kingdom operations. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 83 percent in the first quarter of 2004 and 77 percent for full year 2003 sales. Sales for group long-term care decreased $1.1 million relative to the first quarter of 2003, and sales for individual long-term care decreased $8.9 million.

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

Segment Persistency and Renewal of Existing Business

Quarter Ended March 31, 2004 Compared with Year Ended December 31, 2003

The Company monitors persistency of its existing business and reflects adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. One way in which the Company monitors persistency is at the overall block of business level (i.e., group long-term income protection, group short-term income protection, and group life). Persistency, at the overall block of business level, is the year-to-date rate at which existing business for all issue years in the block of business at the beginning of the period remains inforce at the end of the period. In determining whether additional amortization of deferred policy acquisition costs is required due to adverse persistency, the Company measures persistency by issue year (i.e., the rate at which existing business for that specific issue year at the beginning of the period remains inforce at the end of the period). The rate of persistency for an overall block of business may improve while individual issue years within the overall block of business may deteriorate and require additional amortization of deferred policy acquisition costs.

Persistency during the first quarter of 2004 for the overall block of group long-term income protection on average declined from that experienced in full year 2003. Persistency for fully insured short-term income protection also declined, on average, over the prior year. These declines in persistency were expected due to the Company’s more disciplined approach to pricing, renewals, and risk selection. For the years 2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The persistency of individual income protection and long-term care continues to be within expected levels.

The Company’s renewal programs have generally been successful in retaining group income protection business that is relatively more profitable than business that terminated. It is expected that the additional premium and related profits associated with renewal activity will continue to emerge. The Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships. This disciplined approach may lead to lower persistency or lower profit margins on affected renewal cases than originally planned.

Group Income Protection Operating Results

Shown below are key performance indicators for group income protection.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	6.8%	7.3%	9.2%
Benefit Ratio (% of Premium Income) (1)	89.4%	91.4%	92.0%
Operating Expense Ratio (% of Premium Income)	22.6%	22.6%	22.6%
Operating Expense Ratio (% of Premium + Fee Income)	22.2%	22.3%	22.3%
Before-tax Operating Income Ratio (% of Premium Income) (1)	3.9%	4.2%	4.2%
Persistency - U.S. Group Long-term Income Protection	83.5%	87.2%	87.2%
Persistency - U.S. Group Short-term Income Protection	81.1%	85.1%	84.5%

(1)	The before-tax reserve strengthenings of $454.0 million and $894.0 million were excluded from the computation of the benefit ratios and the before-tax operating income ratios for the first quarter of 2003 and the full year 2003, respectively. Including these charges, the ratios for the first quarter of 2003 would have been 153.5% and (57.9)%, respectively, and the ratios for the full year 2003 would have been 121.5% and (25.3)%, respectively.

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Group income protection reported operating revenue of $975.0 million for the first quarter of 2004 compared to $912.7 million for 2003. Operating income was $30.3 million for the first quarter of 2004 compared to an operating loss of $423.4 million for the comparable period of 2003. As previously discussed, during the first quarter of 2003, the Company strengthened its group income protection claim reserves $454.0 million. Excluding this charge, group income protection would have reported operating income of $30.6 million for the first quarter of 2003.

Operating revenue for group income protection improved primarily due to increases in premium income. The $55.3 million growth in premium income during 2004 compared to the prior year first quarter is due to new sales in 2003 as well as favorable renewal activity on the existing block of business. Also contributing to premium growth was the 2003 acquisition of the United Kingdom group income protection business of Sun Life, as previously discussed. Premium income in the Company’s United Kingdom group long-term income protection business increased 52.6 percent, or $41.2 million, in the first quarter of 2004 relative to the same period of 2003. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2004 relative to the first quarter of 2003. When measured in pounds, the first quarter growth rate in premium income in the United Kingdom’s group long-term income protection line was approximately 31.0 percent year over year. Net investment income was essentially flat with the first quarter of 2003 due to the growth in invested assets supporting this line of business being offset by lower investment portfolio yields. Included in other income are ASO fees of $13.8 million for 2004 and $10.2 million for the prior year first quarter.

Persistency during the first quarter of 2004 on the overall block of group income protection decreased relative to 2003, with group long-term income protection persistency on the Company’s U.S. business at 83.5 percent compared to 87.2 percent for the first quarter of 2003. Group short-term income protection persistency was 81.1 percent versus 85.1 percent for the first quarter of 2003.

The first quarter of 2004 benefit ratio for group income protection was lower than the first quarter of 2003 (excluding the $454.0 million reserve strengthening in the first quarter of 2003), with the decrease attributable to group long-term income protection. Submitted claim incidence for group long-term income protection increased in the first quarter of 2004 relative to the first quarter of 2003 but was lower than the third and fourth quarters of 2003. Paid claim incidence was marginally lower than the first quarter of 2003 and was also lower than both the third and fourth quarters of 2003. The Company believes the incidence levels continue to be driven in part by economic trends, including consumer confidence. Claim resolution rates for group long-term income protection in the first quarter of 2004 were higher than each of the four quarters of 2003. Payments to settle group long-term income protection claims in litigation and the number of new lawsuits filed both decreased in the first quarter of 2004 compared to the first quarter of 2003.

For short-term income protection, the 2004 first quarter benefit ratio was slightly higher than the first quarter of 2003. Paid claim incidence was higher in the first quarter of 2004 than in the same period of 2003, but lower relative to the remaining quarters of 2003. The average claim duration for closed short-term income protection claims was higher in the first quarter of 2004 relative to each of the four quarters of 2003. The percentage of total inforce business on claim increased in the first quarter of 2004 relative to the same period last year, but was lower than each of the remaining three quarters of 2003. The average weekly indemnity was lower than that in each of the four quarters of 2003, and premium per life continued to increase as expected.

In the first quarter of 2004, the Company updated its analysis of costs associated with the acquisition of new business for its group long-term and short-term income protection products, as well as group life and accidental death and dismemberment products. Costs capitalized during the first quarter of 2004 for group income protection were $14.0 million lower than in the prior year first quarter. Approximately $6.8 million of the decline in capitalization was due to the updated cost analysis, resulting in a decrease in operating income of $6.3 million net of first year amortization, and the remainder was due to the decrease in sales during the first quarter of 2004.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s group income protection business. Components of claims experience, including, but not limited to, incidence levels and claims duration, may be worse than expected. The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. Although approximately 30 percent of the Company’s overall block of group income protection business is in the manufacturing and wholesale/retail industry segments, which tend to be economically sensitive, the Company believes it has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry. The Company has also made changes in recent years through the application of best practices in the claims organization and believes it can respond to increased levels of submitted claims which might result from a further slowing economy.

The Company expects to price new business and re-price existing business, at contract renewal dates, in an attempt to mitigate the effect of incidence levels, claims duration, and other factors, including interest rates, on new claim liabilities. Given the competitive market conditions for the Company’s income protection products, it is uncertain whether pricing actions can entirely mitigate the effect.

A critical part of the Company’s strategy for group income protection involves executing its renewal program and managing persistency in its existing block of business, both of which management expects will have a positive effect on future profitability. The Company is shifting emphasis from revenue growth to profit margin expansion, raising prices and remaining more disciplined in risk selection, and restoring a more balanced mix of business between small, medium, and large employer customers, since large employer customers are often more price sensitive and vulnerable to weak economic conditions.

Individual Income Protection - Recently Issued Operating Results

Shown below are key performance indicators for individual income protection – recently issued.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	2.4%	23.6%	15.0%
Benefit Ratio (% of Premium Income)	54.3%	56.0%	57.5%
Interest Adjusted Loss Ratio	42.6%	43.9%	44.7%
Operating Expense Ratio (% of Premium Income)	31.1%	28.3%	27.8%
Before-tax Operating Income Ratio (% of Premium Income)	22.6%	30.6%	28.2%
Persistency	89.6%	89.6%	89.6%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Operating revenue was $154.3 million for the first quarter of 2004 compared to $150.7 million in the same quarter of 2003. Premium income increased 3.9 percent over the prior year first quarter, and net investment income declined slightly. Operating income in this block was $29.3 million in the first quarter of 2004 compared to $38.2 million in the first quarter of 2003. Both submitted and paid claim incidence were lower in the first quarter of 2004 than in each of the four quarters of 2003. Multi-life business, which now constitutes approximately 60 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business. The net claim resolution rate decreased in the first quarter of 2004 relative to each of the four quarters of 2003. Individual income protection - recently issued results were negatively impacted by increases in both the commission and operating expense ratios relative to 2003.

Long-term Care Operating Results

Shown below are key performance indicators for long-term care.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	18.0%	26.5%	24.2%
Benefit Ratio (% of Premium Income)	87.7%	83.6%	84.7%
Operating Expense Ratio (% of Premium Income)	13.0%	19.5%	16.6%
Before-tax Operating Income Ratio (% of Premium Income)	10.1%	6.1%	10.5%
Persistency - U.S. Group Long-term Care	92.3%	92.1%	92.7%
Persistency - U.S. Individual Long-term Care	96.2%	96.4%	96.1%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Operating revenue for long-term care was $131.9 million, an 18.0 percent increase over the first quarter of 2003. Operating income was $11.0 million in the first quarter of 2004 as compared to $5.8 million for the same period of 2003. The increase resulted primarily from continued growth in premium and net investment income and a decrease in commission and operating expense ratios.

Premium income increased $13.3 million compared to the first quarter of 2003, primarily due to new sales growth in previous periods. New annualized sales for long-term care were $8.7 million and $18.7 million for the first quarters of 2004 and 2003, respectively, and $70.9 million for full year 2003. Group long-term care sales declined $1.1 million and individual long-term care sales declined $8.9 million relative to the first quarter of 2003. Changes in the product offering during 2003 have decreased the growth in individual long-term care sales relative to historical trends. This is expected to continue. Net investment income increased due to the growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable.

Submitted incidence for individual long-term care was higher in the first quarter of 2004 than in each of the four quarters of 2003. Paid claim incidence increased over the first quarter of 2003 as well as the fourth quarter of 2003. Group long-term care experienced stable paid and submitted claim incidence relative to the prior year first quarter and a slight decrease in submitted claim incidence relative to the fourth quarter of 2003. The net claim resolution rate for both group and individual long-term care was lower than that in the first and fourth quarters of 2003. Results for long-term care continue to be volatile due to the relatively small size of this block of business.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $45.5 million in the first quarter of 2004, compared to $42.4 million in the first quarter of 2003. Operating income totaled $3.7 million, compared to $3.9 million in the first quarter of 2003. Results for 2004 may be negatively impacted by lower customer retention levels experienced during 2003, but the Company expects that results will improve as new sales during 2004 increase the customer base.

Segment Outlook

The Company’s primary focus in 2004 for Income Protection will continue to be profitability enhancement, with an emphasis on the core markets and a balanced mix of business. The Company does not expect significant sales growth in 2004, particularly in the large-employer market, as the Company continues with the strategy it implemented in 2003 to shift business mix from the large-employer market to the mid- and small-employer markets. The Company does, however, expect to continue to generate significant sales in the large-employer market, although below the growth levels experienced in the past, and to be a leading provider in this market segment. The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business. The Company also expects that its income protection product results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment.

Life and Accident Segment Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Operating Revenue
Premium Income
Group Life	$388.8	4.8%	$371.1
Accidental Death & Dismemberment	47.1	(6.9)	50.6
Brokerage Voluntary Life and Other	54.2	11.1	48.8

Total Premium Income	490.1	4.2	470.5
Net Investment Income	44.9	(4.5)	47.0
Other Income	4.5	45.2	3.1

Total	539.5	3.6	520.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	375.0	4.0	360.5
Commissions	45.5	0.9	45.1
Deferral of Policy Acquisition Costs	(34.2)	(7.8)	(37.1)
Amortization of Deferred Policy Acquisition Costs	28.1	6.8	26.3
Amortization of Value of Business Acquired	0.6	100.0	0.3
Operating Expenses	67.6	7.8	62.7

Total	482.6	5.4	457.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.9	(9.4)	$62.8

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Segment Sales

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Sales for group life decreased 26.7 percent in the first quarter of 2004 relative to the first quarter of 2003 due to a decrease in sales in the Company’s U.S. operations, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales is primarily attributable to lower large case sales due to the previously discussed business mix shift and also due to the continuing impact of the Company’s decision to focus on integrated sales of life and income protection and less on stand-alone life sales. The increase in the United Kingdom sales is partially due to the inclusion of additional sales generated as a result of the 2003 Sun Life acquisition. Sales for accidental death and dismemberment declined $4.1 million in the first quarter of 2004 relative to sales in the first quarter of 2003 as the Company’s stand-alone large-employer life strategy impacts the accidental death and dismemberment rider sales in this product line. Brokerage voluntary life and other sales increased 2.0 percent over the comparable prior year period. It is expected that brokerage voluntary life and other will continue to report sales growth year over year.

Group Life and Accidental Death and Dismemberment Operating Results

Shown below are key performance indicators for group life and accidental death and dismemberment.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	2.5%	4.3%	4.7%
Benefit Ratio (% of Premium Income)	77.7%	77.0%	76.8%
Operating Expense Ratio (% of Premium Income)	12.7%	12.2%	13.0%
Before-tax Operating Income Ratio (% of Premium Income)	10.6%	13.2%	13.2%
Persistency - U.S. Group Life	84.0%	83.0%	83.2%
Persistency - U.S. Accidental Death & Dismemberment	81.5%	86.7%	84.2%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Group life and accidental death and dismemberment reported first quarter 2004 operating revenue of $470.8 million, a 2.5 percent increase over the same period of 2003, due to increases in group life premium income. Operating income was $46.3 million in 2004 compared to $55.5 million in 2003.

Premium growth in 2004 relative to 2003 was attributable to favorable renewal results, strong sales results in the United Kingdom operations, and stable persistency. Persistency for group life U.S. operations during 2004 was 84.0 percent compared to 83.0 percent for the first quarter of 2003. For accidental death and dismemberment, persistency was 81.5 percent for 2004 and 86.7 percent for the first quarter of 2003. As previously discussed in the operating segment results for group income protection and as also applicable to group life and accidental death and dismemberment, the Company has accelerated the amortization of costs pertaining to certain of its lines of business into the early life of the policy by using lower premium persistency assumptions in determining its “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

The benefit ratio for group life in the first quarter of 2004 was essentially flat with the first quarter of 2003. The benefit ratio for accidental death and dismemberment increased in the first quarter of 2004 relative to the same period of 2003. As discussed for group long-term and short-term income protection, during the first quarter of 2004, the Company updated its cost analysis relative to the capitalization of policy acquisition costs for group life and accidental death and dismemberment. This resulted in a reduction of approximately $4.4 million of capitalization for the first quarter of 2004, or a decrease in operating income of $3.9 million net of first year amortization. Group life and accidental death and dismemberment reported a lower commission ratio for 2004 relative to the prior year first quarter, but the operating expense ratio increased.

Submitted and paid claim incidence for group life were both higher in the first quarter of 2004 relative to the first and fourth quarters of 2003. The average paid claim size for group life also increased from the first quarter of 2003. The incidence rate for group life waiver of premium coverage that results from a policyholder’s disability decreased in 2004 compared to the prior year first quarter. Group life waiver recovery rates also decreased from the levels experienced in the first quarter of 2003 but were slightly higher than the fourth quarter of 2003. Both submitted and paid incidence for accidental death and dismemberment increased in 2004 relative to the prior year first quarter.

Brokerage Voluntary Life and Other Operating Results

Shown below are key performance indicators for brokerage voluntary life and other.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	11.9%	19.9%	18.0%
Benefit Ratio (% of Premium Income)	66.8%	73.8%	72.9%
Operating Expense Ratio (% of Premium Income)	22.7%	23.4%	23.2%
Before-tax Operating Income Ratio (% of Premium Income)	19.6%	15.0%	18.5%
Persistency - Life	84.1%	83.7%	84.4%
Persistency - Other	76.8%	78.7%	77.5%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Operating revenue in the brokerage voluntary life and other line increased to $68.7 million in the first quarter of 2004 from $61.4 million in 2003 primarily due to an increase in premium income, which was attributable to prior year new sales and favorable persistency. Operating income for 2004 was $10.6 million compared to $7.3 million in the prior year first quarter. Brokerage voluntary life and other reported an increase in the commission ratio relative to the first quarter of 2003, offset by higher capitalization of policy acquisition expenses. The operating expense ratio was slightly lower in 2004 relative to the prior year first quarter. The benefit ratio decreased from the first quarter of 2003, primarily due to favorable mortality in the voluntary life line. Brokerage voluntary other is a small block of business, and volatility in results may occur.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. Sales of stand-alone group life, without additional lines of coverage, are not a focus of the Company. Sales of group life and accidental death and dismemberment products are expected to be slightly below 2003 levels and, like group income protection, will be primarily focused on a more balanced mix of sales between large, medium, and small employer markets. The Company intends to continue its disciplined approach to risk selection and pricing. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection may reduce persistency somewhat in the group life line as well. The benefit ratio is expected to remain relatively flat with that in the prior year.

The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines and expects that the sales growth pattern of recent years will continue during 2004.

Colonial Segment Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Operating Revenue
Premium Income
Income Protection	$119.0	3.6%	$114.9
Life	26.6	11.3	23.9
Other	35.5	11.6	31.8

Total Premium Income	181.1	6.2	170.6
Net Investment Income	22.8	9.6	20.8
Other Income	0.3	(25.0)	0.4

Total	204.2	6.5	191.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.5	4.6	96.1
Commissions	44.3	9.7	40.4
Deferral of Policy Acquisition Costs	(44.8)	7.4	(41.7)
Amortization of Deferred Policy Acquisition Costs	32.6	10.1	29.6
Amortization of Value of Business Acquired	0.3	(25.0)	0.4
Operating Expenses	34.7	9.1	31.8

Total	167.6	7.0	156.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$36.6	4.0	$35.2

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency field sales force and brokers.

Segment Sales

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Sales for the Colonial segment in the first quarter of 2004 increased 3.5 percent compared to sales in the comparable period of 2003. The sales increase in 2004 relative to 2003 is primarily attributable to 5.6 percent growth in the life product and 9.9 percent growth in the accident product reported in the income protection block. The cancer product had a 2004 sales increase of 17.9 percent relative to the first quarter of 2003. The Company expects continued strong sales results in the Colonial segment.

Operating Results

Shown below are key performance indicators for the Colonial segment.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	6.5%	9.0%	9.2%
Benefit Ratio (% of Premium Income)	55.5%	56.3%	57.0%
Operating Expense Ratio (% of Premium Income)	19.2%	18.6%	18.4%
Before-tax Operating Income Ratio (% of Premium Income)	20.2%	20.6%	21.2%
Persistency - Income Protection and Accident and Sickness	74.9%	76.6%	74.1%
Persistency - Life	87.9%	86.9%	88.2%
Persistency - Cancer and Critical Illness	84.8%	83.5%	84.4%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Operating revenue in the Colonial segment increased to $204.2 million in the first quarter of 2004 from $191.8 million in the first quarter of 2003 due to an increase in premium income in all product lines and an increase in net investment income. The premium income increase was attributable to prior year new sales and overall favorable persistency.

Operating income for 2004 was $36.6 million compared to $35.2 million in 2003. The overall 2004 benefit ratio for this segment was slightly lower than the first quarter of 2003 due to a lower benefit ratio for the income protection product line. The life line of business reported an increase in the benefit ratio compared to the prior year first quarter. Cancer and critical illness products also reported a higher benefit ratio in the first quarter of 2004 relative to the same period last year. The segment reported an overall increase in the commission ratio and operating expense ratio for the first quarter of 2004 relative to the same period in 2003.

The individual short-term income protection line reported a decrease in claim incidence for 2004 compared with the prior year first quarter while the average claim duration for closed claims was slightly above the first quarter of 2003 but lower than the fourth quarter of 2003. The average indemnity for individual short-term income protection was higher in the first quarter of 2004 relative to each of the four quarters of 2003. The life line of business reported a decrease in the number of paid claims relative to the first quarter of 2003 but an increase compared to the fourth quarter of 2003. The average claim payment in the first quarter of 2004 was higher than the first quarter of 2003 as well as the fourth quarter of 2003. For accident and sickness, the claim incidence rate decreased relative to each of the prior year’s quarters, but the average claim payment increased over that reported for the first quarter of 2003. The 2004 first quarter claim incidence rate for the cancer product increased over the prior year first quarter and fourth quarter. Critical illness had a lower claim incidence rate in the first quarter of 2004 compared to the first and fourth quarter of 2003.

Segment Outlook

The Company’s key areas of focus in 2004 for Colonial are sales growth, revenue growth and increased profitability. Continuation of efforts in providing quality service will also be a focus for the Company. While the Colonial segment is already profitable and efficiently operated, past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. In 2004, the emphasis will be on achieving consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, enhanced marketing research and development, balanced sales compensation, and focused recognition and incentive programs.

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

Individual Income Protection - Closed Block Segment Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Operating Revenue
Premium Income	$251.3	(6.4)%	$268.6
Net Investment Income	213.0	4.3	204.3
Other Income	27.8	105.9	13.5

Total	492.1	1.2	486.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	498.5	32.8	375.5
Commissions	20.1	(21.2)	25.5
Deferral of Policy Acquisition Costs	—	(100.0)	(2.3)
Amortization of Deferred Policy Acquisition Costs	—	(100.0)	10.5
Amortization of Value of Business Acquired	—	(100.0)	8.4
Impairment of Intangible Assets	856.4	N.M.	—
Operating Expenses	40.9	(22.8)	53.0

Total	1,415.9	N.M.	470.6

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(923.8)	N.M.	$15.8

The Individual Income Protection – Closed Block segment generally consists of those policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

As previously discussed, in the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries will enter into reinsurance agreements that effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert back to the Company.

These reinsurance transactions, which are expected to close during the second quarter of 2004, will be effective as of April 1, 2004. The Company anticipates that it will transfer cash equal to $522.0 million of ceded reserves plus an additional $185.0 million in cash for a before-tax prepaid cost of insurance which will be deferred and amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The expected amortization of the prepaid cost is approximately $3.8 million for 2004 and $5.0 million annually thereafter.

Shown below are key performance indicators for the Individual Income Protection – Closed Block segment.

	First Quarter		Full Year 2003
	2004	2003
Operating Revenue Growth	1.2%	0.6%	(2.9)%
Benefit Ratio (% of Premium Income) (1)	154.4%	139.8%	149.1%
Interest Adjusted Loss Ratio	86.6%	78.9%	82.7%
Operating Expense Ratio (% of Premium Income)	16.3%	19.7%	19.5%
Before-tax Operating Income Ratio (% of Premium Income) (1)	17.2%	5.9%	6.1%
Persistency	94.3%	94.4%	94.2%

(1)	The before-tax reserve strengthening of $110.6 million was excluded from the computation of the benefit ratio and the before-tax operating income ratio for the first quarter of 2004. The before-tax impairment of intangible assets of $856.4 million was excluded from the computation of the before-tax operating income ratio. Including these charges, the benefit and before-tax operating income (loss) ratios for the first quarter of 2004 would have been 198.4% and (367.6)%, respectively.

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Operating revenue was $492.1 million for 2004 compared to $486.4 million in the first quarter of 2003. Premium income decreased $17.3 million, or 6.4 percent, relative to the prior year, due to the expected decline in this closed block of business and also due to a 2003 reinsurance transaction wherein the Company reinsured a block of individual income protection policies previously sold through trade associations. The transaction, which closed during the fourth quarter of 2003 with an effective date of April 1, 2003, reduced first quarter 2004 premium income relative to the first quarter of 2003 by approximately $8.7 million.

The segment reported an operating loss of $923.8 million in the first quarter of 2004 compared to income of $15.8 million in last year’s first quarter. Included in the loss for 2004 were the previously discussed charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and $110.6 million for the claim reserve charge, for a total of $967.0 million. Due to the impairment of intangible assets as of January 1, 2004, no “scheduled” amortization of deferred policy acquisition costs or value of business acquired was included in operating results for this segment. The amount of “scheduled” amortization would have been $16.1 million for the first quarter of 2004 and $69.7 million for the year 2004 had the asset impairment not occurred.

Submitted claim incidence for the first quarter of 2004 increased relative to the first quarter of 2003 but decreased from the level reported for the fourth quarter of 2003. The level of paid claim incidence was lower in the first quarter of 2004 than the paid incidence rate level experienced in the prior year first quarter but increased slightly from the fourth quarter of 2003. The net claim resolution rate increased in the first quarter of 2004 relative to the prior year first quarter, but was lower than the rate for the remaining three quarters of 2003. Payments to settle claims in litigation, as well as the number of new lawsuits filed, decreased in 2004 compared to the first quarter of last year. The commission ratio and operating expense ratio both decreased relative to the first quarter of 2003, due primarily to a reduction in selling and underwriting expenses. A minimal amount of new business was still being sold during 2003, primarily related to update features on existing policies. Expenses relative to claim litigation were also lower in the first quarter of 2004 relative to the prior year first quarter.

Segment Outlook

The Company believes that the restructuring for this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the benefit ratio will be fairly flat during 2004 relative to 2003 as incidence is expected to remain at current levels or slightly lower, and the claim resolution rate is estimated to be at a level consistent with the second half of 2003. The expense ratio is expected to remain fairly consistent throughout the year with that reported for the first quarter. As discussed previously, 2004 operating earnings relative to 2003 will improve due to the lack of amortization of deferred policy acquisition costs and value of business acquired.

Other Segment Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2004	% Change	2003
Operating Revenue
Premium Income	$8.6	(14.0)%	$10.0
Net Investment Income	32.0	(12.1)	36.4
Other Income	10.7	(5.3)	11.3

Total	51.3	(11.1)	57.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	36.6	(6.6)	39.2
Other Expenses	7.6	11.8	6.8

Total	44.2	(3.9)	46.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$7.1	(39.3)	$11.7

The Other operating segment includes results from products no longer actively marketed (with the exception of the individual income protection – closed block), including, but not limited to, individual life, corporate-owned life insurance, and reinsurance pools and management operations. It is expected that operating revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Income Protection, Life and Accident, and Colonial segments. The closed lines of business have been segregated for reporting and monitoring purposes.

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the first quarter of 2004 and 2003, the reinsurance pools and management operations reported operating losses of $2.6 million and $2.4 million, respectively.

Individual Life and Corporate-Owned Life

During 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The $388.2 million before-tax gain on the reinsurance transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $283.1 million at December 31, 2003. Total operating revenue was $9.7 million and $10.9 million for the first quarter of 2004 and 2003, respectively. Operating income for the same periods was $9.2 million and $9.5 million.

Other

Other closed lines of business within the Other segment had operating revenue of $38.2 million and $39.2 million in the first quarter of 2004 and 2003 and operating income of $0.5 million and $4.6 million.

Included in these amounts are the operating results for the Company’s Argentinean operation, which produced operating revenue of $8.0 million and $5.0 million in the first quarter of 2004 and 2003 and an operating loss of $0.6 million in the first quarter of 2004 and operating income of less than $0.1 million in the first quarter of 2003.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

Operating revenue in the Corporate segment was $4.5 million in the first quarter of 2004 compared to $5.8 million in the same period of 2003. The Corporate segment reported operating losses of $46.7 million and $54.4 million in the first quarter of 2004 and 2003. Interest and debt expense increased from $41.5 million in the first quarter of 2003 to $49.2 million in 2004 due to the impact of the offering in May 2003, as discussed under “Liquidity and Capital Resources.” Included in first quarter operating expenses for 2003 is approximately $15.0 million in severance and pension benefit payouts related to the change of the Company’s president and chief executive officer.

Discontinued Operations

During the fourth quarter of 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The Canadian branch was accounted for as an asset held for sale at December 31, 2003 and at March 31, 2004 and is reported as a discontinued operation in the condensed consolidated financial statements.

In conjunction with the classification of the Canadian branch as an asset held for sale during the fourth quarter of 2003, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the fourth quarter of 2003 loss from discontinued operations. The Company recognized an additional loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed effective April 30, 2004. The Company’s gain or loss on the sale is subject to the valuation and final identification of all asset and liability transfers.

In the first quarter of 2004 and 2003, income from discontinued operations was $7.0 million and $2.6 million, net of tax.

See Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 9.34 years at March 31, 2004. The weighted average duration of the Company’s investment portfolio was 9.03 years at March 31, 2004, and the weighted average credit rating was A3.

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

As previously discussed, during 2003 the Company entered into an agreement to sell its Canadian branch. The transaction closed effective April 30, 2004. The Canadian branch is reported as a discontinued operation in the condensed consolidated financial statements and as such, its assets and liabilities are reported separately in the Company’s condensed consolidated statements of financial condition. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. Because the specific investments to be transferred to the buyer had not been identified as of December 31, 2003 or prior, the disclosures on the following pages for the quarter ended March 31, 2003 and year ended December 31, 2003 will in some instances necessarily include the total Canadian investment portfolio, including those transferred to the buyer at the close of the transaction, with an appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the condensed consolidated statements of financial condition.

Investment Results

Net investment income increased $14.8 million in the first quarter of 2004, or 2.8 percent, over the previous year first quarter. The overall yield in the portfolio, excluding fixed maturity securities reported as discontinued operations, was 7.06 percent as of March 31, 2004. The overall yield in the portfolio, including fixed maturity securities reported as discontinued operations, was 7.59 percent as of March 31, 2003, and 7.15 percent at the end of 2003. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

As of March 31, 2004, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 7.0 percent of the carrying value of invested assets excluding ceded policy loans and fixed maturity securities reported as discontinued operations, compared to 7.8 percent at the end of 2003 and 10.4 percent at the end of 2002. This asset class had increased during 2002 primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in the current environment and reduce exposure to potential credit-related losses. The program was substantially complete at the end of the first quarter of 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003.

The Company reported before-tax realized investment gains and losses during the first quarter of 2004 and 2003 as shown in the following chart, which excludes an estimate of realized investment gains and losses in the first quarter of 2003 related to the fixed maturity securities reported as discontinued operations. Write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” The Company anticipates additional investment losses may occur during 2004, although at a level below that experienced in 2003.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, effective October 1, 2003. The first quarter of 2004 realized investment gains and losses include changes in fair values of the embedded derivatives, as shown in the following chart.

(in millions of dollars)
	Three Months Ended March 31
	2004	2003
Gross Realized Investment Gain
Sales	$29.4	$52.2
Increase in Fair Value of DIG Issue B36 Derivatives	45.8	—

Total	75.2	52.2

Gross Realized Investment Loss
Write-downs	25.4	103.4
Sales	19.5	33.9
Decrease in Fair Value of DIG Issue B36 Derivatives	4.9	—

Total	49.8	137.3

Net Realized Investment Gain (Loss)	$25.4	$(85.1)

The following discussion of write-downs includes those representing five percent or greater of the total write-downs for the respective period, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company. Approximately 65 percent of the 2004 first quarter write-downs in continuing operations occurred in the automotive and financial institutions industries, and approximately 46 percent of the 2003 full year write-downs in continuing operations occurred in the energy and utilities industries.

Write-downs during First Quarter 2004

•	$12.0 million loss during the first quarter of 2004 on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The write-down represented 47.2 percent of the total write-downs for the first quarter of 2004. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$3.9 million loss during the first quarter of 2004 on securities issued by a Brazilian electric generation company. The write-down represented 15.4 percent of the total write-downs for the first quarter of 2004. This company experienced short-term liquidity problems, significant issues at affiliated companies, concerns regarding local utility regulation, and the weak Brazilian economy. Certain changes to the terms of these notes relative to the timing of principal and interest repayments were agreed upon by the note holders subsequent to negotiations finalized in the first quarter of 2004 and in conjunction with a comprehensive restructuring of the borrower’s parent company operations in Brazil. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2002. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$2.5 million loss during the first quarter of 2004 on securities issued by a trust and collateralized by commercial aircraft. The write-down represented 9.8 percent of the total write-downs for the first quarter of 2004. These securities are secured by a second lien on commercial aircraft. The underlying aircraft were leased to a U.S. based cargo carrier that filed for bankruptcy in the first quarter of 2004. As part of the restructuring, the lease rates and payment schedule on the leased aircraft were amended. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$2.3 million loss during the first quarter of 2004 on private equity securities issued by a U.S. based insurance services company. The write-down represented 9.1 percent of the total write-downs for the first quarter of 2004. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. The investment was originally purchased as part of the Company’s private equity investment program. At the time of the write-down in 2004, this investment had not previously been in an unrealized gain or loss position subsequent to the initial write-down in 2002. The circumstances of this impaired investment have no impact on other investments.

•	$2.2 million loss during the first quarter of 2004 on structured securities issued by a trust and collateralized by a pool of high yield bonds. The write-down represented 8.7 percent of the total write-downs for the first quarter of 2004. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. After the most recent review in the first quarter of 2004, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

Write-downs during First Quarter and Full Year 2003

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The write-down represented 14.1 percent of the total write-downs for 2003. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down represented 9.7 percent of the total write-downs for 2003. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss during the first quarter of 2003, or 7.7 percent of the total write-downs for 2003, on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment-grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The write-down represented 6.0 percent of the total write-downs for 2003. The write-down was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.1 million loss during the fourth quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The write-down represented 5.9 percent of the total write-downs for 2003. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The write-down represented 5.9 percent of the total write-downs for 2003. The write-down was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during First Quarter 2004 – Sale of Fixed Maturity Securities

For the first quarter of 2004, the Company realized a loss of $12.0 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the first quarter of 2004 had a book value of $154.4 million and a fair value of $142.4 million at the time of sale and represented 25 different issuers. Realized investment losses representing five percent or more of the total loss recognized during the first quarter of 2004 are as follows:

•	$2.4 million loss during the first quarter of 2004 on the sale of securities issued by a provider of phone, cable, and internet services, representing 20.0 percent of the total realized investment loss on sales of fixed maturity securities. The company’s operations had been severely impacted by the decline in the telecommunication and internet markets. The securities were sold following the issuer’s decision not to pay a scheduled interest payment on another note even though the company stated that it had sufficient liquidity to make the payment. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$1.9 million loss during the first quarter of 2004 on the sale of securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the U.K., representing 15.8 percent of the total realized investment loss on sales of fixed maturity securities. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$1.7 million loss during the first quarter of 2004 on the sale of securities linked to the credit of a U.S. based supermarket chain, representing 14.2 percent of the total realized investment loss on sales of fixed maturity securities. These securities are participation certificates in a trust, benefiting from first mortgage liens on a portfolio of strategically key real estate properties which are net leased on a non-cancelable basis to the supermarket chain. The supermarket chain has experienced deterioration in its market position and financial performance over the last several years and has had its credit rating lowered from investment-grade to below-investment grade in the first quarter of 2001. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$1.1 million loss during the first quarter of 2004 on the sale of securities issued by a provider of local, long-distance, data, and wireless services, representing 9.2 percent of the total realized investment loss on sales of fixed maturity securities. The company’s operations had been negatively impacted by the decline in the telecommunication and internet markets. These securities had an investment-grade rating until downgraded to below-investment-grade in the second quarter of 2002. At the time of the sale, this security had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$1.0 million loss during the first quarter of 2004 on the sale of pass-through certificates issued by a trust and collateralized by commercial aircraft, representing 8.3 percent of the total realized investment loss on sales of fixed maturity securities. The underlying aircraft were leased to a U.S. based aircraft leasing company that subleased the planes to several international airlines. These securities are secured by a second lien on the aircraft. Over the past several quarters, the leasing company had experienced multiple lessee defaults and sharply lower lease rates, resulting in lower debt service coverage on these securities. In addition, the value of the underlying aircraft had declined due to weakness in the global aviation market. These securities had an investment-grade rating until downgraded to below-investment-grade in the second quarter of 2003. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The Company owns other securities issued by a separate trust which leases aircraft to the same aircraft leasing company. These securities are comprised of separate aircraft leased to different airlines and benefit from a first priority lien on the assets.

Realized Investment Losses during First Quarter and Full Year 2003 – Sale of Fixed Maturity Securities

For the first quarter of 2003, the Company realized a loss of $30.8 million on the sale of fixed maturity securities in its continuing operations. For the year ended December 31, 2003, the Company realized a loss of $143.6 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $821.0 million and a fair value of $677.4 million at the time of sale and represented 94 different issuers, of which approximately 59 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Realized investment losses representing five percent or more of the total loss recognized during 2003 are as follows:

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

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated, excluding the fixed maturity securities reported as discontinued operations. Ceded policy loans of $2.7 billion as of March 31, 2004 and December 31, 2003, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	March 31 2004	December 31 2003
Investment-Grade Fixed Maturity Securities	89.4%	88.5%
Below-Investment-Grade Fixed Maturity Securities	7.0	7.8
Equity Securities	0.1	0.1
Mortgage Loans	1.4	1.5
Real Estate	0.1	0.1
Short-term Investments	1.2	1.1
Other Invested Assets	0.8	0.9

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at March 31, 2004, included $31.5 billion, or 99.7 percent, of bonds and $107.7 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2004

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,355.1	$233.9	$349.0	$(19.6)	$2,006.1	$253.5
Canadian	398.4	91.4	—	—	398.4	91.4
Capital Goods	2,260.0	279.8	207.4	(7.6)	2,052.6	287.4
Communications	2,717.6	333.9	362.3	(22.9)	2,355.3	356.8
Consumer Cyclical	1,419.6	128.9	81.7	(3.5)	1,337.9	132.4
Consumer Non-Cyclical	3,429.8	345.5	288.2	(19.4)	3,141.6	364.9
Derivative Instruments	394.8	394.8	(4.1)	(4.1)	398.9	398.9
Energy (Oil & Gas)	2,586.9	370.1	141.3	(12.8)	2,445.6	382.9
Financial Institutions	2,236.1	119.8	639.0	(60.8)	1,597.1	180.6
Mortgage/Asset Backed	4,371.1	473.2	17.6	(0.5)	4,353.5	473.7
Sovereigns	791.0	32.7	264.0	(8.2)	527.0	40.9
Technology	279.9	25.0	84.1	(3.1)	195.8	28.1
Transportation	1,032.7	104.6	119.7	(35.7)	913.0	140.3
U.S. Government Agencies and Municipalities	2,062.0	38.4	1,025.3	(113.0)	1,036.7	151.4
Utilities	5,123.2	502.8	659.6	(35.4)	4,463.6	538.2

Total	$31,458.2	$3,474.8	$4,235.1	$(346.6)	$27,223.1	$3,821.4

As of March 31, 2004, $244.9 million or 70.7 percent of the unrealized losses in the fixed maturity bond portfolio were concentrated in financial institutions, transportation, U.S. government agencies and municipalities, and utilities. The Company’s current view of risk factors relative to these four industries is as follows:

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets withstood the increased loan write-offs through the recent economic cycle. Credit quality continues to improve in the financial services sector. Results for the first quarter of 2004 are expected to show modest commercial loan growth and moderate consumer loan growth, driven by relatively low interest rates through most of the quarter. Profitability is expected to remain strong for the group. Mergers and acquisitions have increased recently, primarily because loan losses have been controlled and banks are in a position of relative excess capital. Some banks, brokers, and asset managers have been challenged by regulatory authorities regarding their trading practices. Although these are serious allegations, the outcome is not expected to materially change the positive momentum of the industry as a whole.

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

Of the $346.6 million in gross unrealized losses at March 31, 2004, $223.0 million, or 64.3 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. The gross unrealized loss on below-investment-grade fixed maturity bonds was $123.6 million at March 31, 2004, or 35.7 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2004.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2004

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<=90 days	$199.0	$(6.9)
>90<=180 days	212.5	(2.9)
>180<=270 days	1,548.9	(35.9)
>270 days <=1 year	1,149.8	(124.3)
>1 year<=2 years	38.9	(3.2)
>2 years<=3 years	128.3	(10.0)
>3 years	90.5	(39.8)

Totals	$3,367.9	$(223.0)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2004. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on March 31, 2004. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to March 31, 2004.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2004

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<=90 days
fair value <100% >= 70% of amortized cost	$82.9	$(2.6)

>90<=180 days
fair value <100% >= 70% of amortized cost	19.8	(4.2)

>180<=270 days
fair value <100% >= 70% of amortized cost	15.8	(2.6)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	6.6	(0.2)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	420.5	(52.3)
fair value < 70% >= 40% of amortized cost	11.9	(7.0)

Subtotal	432.4	(59.3)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	111.1	(18.1)
fair value < 70% >= 40% of amortized cost	21.1	(12.9)

Subtotal	132.2	(31.0)

>3 years
fair value <100% >= 70% of amortized cost	161.5	(15.9)
fair value < 70% >= 40% of amortized cost	16.0	(7.8)

Subtotal	177.5	(23.7)

Totals	$867.2	$(123.6)

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

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2004.

Fixed Maturity Bonds – By Maturity

As of March 31, 2004

(in millions of dollars)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$323.4	$(14.8)
Due after 5 years up to 10 years	615.6	(41.7)
Due after 10 years	3,278.5	(289.6)

Subtotal	4,217.5	(346.1)
Mortgage-Backed Securities	17.6	(0.5)

Total	$4,235.1	$(346.6)

As of March 31, 2004, the Company held investment-grade securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below. The Company had no below-investment-grade securities with a gross unrealized loss of $10.0 million or greater.

Gross Unrealized Losses on Fixed Maturity Bonds

$10 Million or Greater

As of March 31, 2004

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$640.9	$(103.2)	>270 days<1 year

Principal Protected Equity Linked Note	38.6	(24.8)	>3 years

Principal Protected Equity Linked Note	46.4	(14.9)	>3 years

Total Investment-Grade	$725.9	$(142.9)

The Company’s investment in mortgage-backed and asset-backed securities was approximately $3.9 billion and $4.0 billion on an amortized cost basis at March 31, 2004 and December 31, 2003. At March 31, 2004, the mortgage-backed securities had an average life of 3.7 years and effective duration of 5.3 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at March 31, 2004, was $2,302.9 million, representing 7.0 percent of the fair value of invested assets excluding ceded policy loans and fixed maturity securities reported as discontinued operations, below the Company’s internal limit for this type of investment. The comparable measure at December 31, 2003 was $2,442.7 million or 7.8 percent. As previously discussed, the Company initiated a program during the first quarter of 2003 to reduce its risk exposure to below-investment-grade fixed maturity securities. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades of investment grade securities may occur during 2004, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $28.4 million and $26.0 million, respectively, at March 31, 2004, and $27.0 million and $26.1 million, respectively, at December 31, 2003.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $460.3 million and $474.7 million at March 31, 2004 and December 31, 2003, respectively. The mortgage loan portfolio continues to be well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

The Company had no impaired mortgage loans at March 31, 2004 or December 31, 2003. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations. The Company had no restructured mortgage loans at March 31, 2004. Restructured mortgage loans totaled $7.5 million at December 31, 2003, and represented loans that had been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2003.

The Company expects that during the remainder of 2004 it will invest in additional commercial mortgage loans either through the secondary market or through loan originations. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $26.0 million and $25.9 million at March 31, 2004 and December 31, 2003, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $4.9 million at March 31, 2004 and December 31, 2003.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At March 31, 2004, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at March 31, 2004.

Derivatives

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or forward contracts on specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first quarter of 2004 involved current and forward interest rate swaps and forward contracts on credit spreads on specific fixed income securities. The Company also uses derivatives to manage currency risk of certain foreign currency denominated fixed income securities and, in conjunction with the sale of the Canadian branch, to hedge the anticipated foreign currency proceeds from the transaction. Positions under these programs that were open during the first quarter included current and forward currency swaps and currency forward contracts.

All derivatives transactions are hedging in nature and not speculative, except for the embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is recognized as a realized investment gain or loss during the period of change. The Company recognized $40.9 million in net realized investment gains during the first quarter of 2004 due to the change in value of the embedded derivatives recognized under DIG Issue B36. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarter of 2004 and 2003, the Company recognized net gains of $5.6 million and $9.2 million, respectively, on the termination of cash flow hedges and reported $5.6 million and $8.7 million, respectively, in other comprehensive income (loss). The Company reported a $0.5 million gain on the termination of cash flow hedges as a component of realized investment gains and losses in the first quarter of 2003. The Company amortized $5.0 million of net deferred gains into net investment income during the first quarter of 2004 and $2.7 million during the first quarter of 2003. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $35.0 million at March 31, 2004. Additions and terminations, in notional amounts, to the Company’s hedging programs during the first three months of 2004 were $531.2 million and $544.0 million, respectively. These additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $3,988.4 million at March 31, 2004 and $4,001.2 million at December 31, 2003.

As of March 31, 2004 the Company had $366.5 million notional amount of open forward currency swaps to hedge fixed income Canadian dollar denominated securities the Company will retain after the sale of the Canadian branch and $216.8 million notional amount of currency forward contracts to hedge the anticipated proceeds from the sale of the Canadian branch. With the close of the sale of the Canadian branch effective April 30, 2004, the Company will terminate the remaining forward currency contracts once the final valuation of asset transfers is complete during the second quarter of 2004.

During April of 2004, the Company began utilizing a new hedging strategy of locking in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee. Positions under this hedging program opened during April involved purchase options on forward starting interest rate swaps.

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

Non-current Investments

The Company’s exposure to non-current investments totaled $251.7 million and $235.9 million at March 31, 2004 and December 31, 2003, respectively, or 0.8 percent and 0.8 percent, respectively, of invested assets from continuing operations, excluding ceded policy loans. These non-current investments are fixed income securities, foreclosed real estate, and mortgage loans that became more than thirty days past due in principal and interest payments. Approximately $149.2 million and $155.9 million of the investments at March 31, 2004 and December 31, 2003, respectively, had principal and interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of March 31, 2004, the Company had $499.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at March 31, 2004.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Debt and/or securities offerings provide an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations.

The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. The Company’s cash flows from operations could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner. The Company’s cash resources are sufficient to meet its liquidity requirements for the next twelve months, including the anticipated transfer of cash as part of the individual income protection – closed block reinsurance transaction expected to close during the second quarter of 2004.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $277.7 million for the three months ended March 31 2004, compared to net cash used of $65.7 million for the comparable period of 2003. During the first quarter of 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. In conjunction with those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations. Excluding this transfer, cash flows from operations were $220.5 million for the three months ended March 31, 2003.

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

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $239.8 million compared to net cash provided of $152.6 million for the three months ended March 31, 2004 and 2003, respectively. The Company generated $185.5 million less in proceeds from maturities of available-for-sale securities in 2004 than in 2003, primarily due to a decrease in bond calls. The Company received $603.9 million less in proceeds from sales of available-for-sale securities during 2004 compared to 2003. In 2003, the Company’s sales were primarily related to the reduction and restructuring of its below-investment-grade portfolio.

During the first quarter of 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. While no cash was exchanged in the previously discussed first quarter of 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. During the first quarter of 2003, the Company had cash inflows of $110.0 million related to the acquisition of Sun Life. The Company also received fixed maturity securities of approximately $118.4 million and other miscellaneous assets and liabilities of approximately $20.3 million and assumed reserves of approximately $285.9 million relative to the Sun Life acquisition, for a net purchase price of $37.2 million.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $26.4 million for the first three months of 2004 compared to $90.2 million for the same period in 2003.

Debt

At March 31, 2004, the Company had long-term debt totaling $2,789.0 million. At March 31, 2004, the debt to total capital ratio was 33.8 percent compared to 31.6 percent at December 31, 2003. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 26.4 percent compared to 24.7 percent at December 31, 2003.

In May 2003, the Company issued 23,000,000 8.25% adjustable conversion-rate equity security units (units) in a public offering. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and (b) a 1/40, or 2.5%, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock.

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

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, and estimated lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Long-term Debt	$1,914.0	$—	$227.0	$—	$1,687.0

Adjustable Conversion-rate Equity Security Units	575.0	—	—	575.0	—

Junior Subordinated Debt Securities	300.0	—	—	—	300.0

Operating Leases	143.6	37.5	58.4	36.8	10.9

Total	$2,932.6	$37.5	$285.4	$611.8	$1,997.9

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. Under the terms of the contract, the contract will expire in 2013, but the Company may cancel the agreement effective January 2006 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement was $115.2 million at January 1, 2004, with no annual payment expected to exceed $53.4 million.

At March 31, 2004 the Company had capital commitments of $39.8 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

Ratings

Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s), Fitch, Inc. (Fitch), and A.M. Best Company (AM Best) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. The Company competes based in part on the financial strength ratings provided by rating agencies. A downgrade of the Company’s financial strength ratings can be expected to adversely affect the Company. A downgrade of the financial strength ratings could, among other things, adversely affect the Company’s relationships with distributors of its products and service and retention of its sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect the Company’s ability to compete. Downgrades in the Company’s debt ratings can be expected to adversely affect the Company’s ability to raise capital or its cost of capital.

In the first quarter of 2004, the ratings from Moody’s and Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. Management met with each rating agency during March and April of 2004 to respond to these concerns and outline the Company’s financial and business plans for 2004. On May 6, 2004, AM Best reaffirmed its ratings for the Company, and Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves. As of the date of this filing, Moody’s had not yet resolved its ratings review.

On May 6, 2004, S&P downgraded the Company’s counterparty credit rating and senior debt rating to BB+ from BBB– while at the same time lowering the counterparty credit and financial strength ratings on the Company’s insurance company subsidiaries to BBB+ from A–, all with a “stable” outlook, citing concerns about the consistency of risk controls and valuation practices, which S&P believes have led to reserve charges and asset impairments in the past several quarters and have also contributed to marginal operating performance in the Company’s U.S. group income protection business. The outlook reflects the effects of strengthened capital adequacy, improved investment risk, and corrective measures taken by the Company to limit the downside on the closed block of individual income protection business and to improve profitability on its U.S. group income protection insurance. The change to BB+ represents a below-investment-grade rating. The Company is considering various measures aimed at minimizing the adverse effects of the downgrade, and such measures may increase the Company’s expenses.

There can be no assurance that further downgrades by these or other ratings agencies, particularly in light of the S&P downgrade, will not occur.

The table below reflects, as of the date of this filing, the debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best
UnumProvident Corporation
Senior Debt	BB+	Baa3 (Medium Grade)	BBB-(Good)	bbb-

U.S. Insurance Subsidiaries
Provident Life & Accident	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A-(Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A-(Excellent)
Unum Life of America	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A-(Excellent)
First Unum Life	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Colonial Life & Accident	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Paul Revere Life	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)
Paul Revere Variable	BBB+ (Good)	A3 (Good Financial Security)	A- (Strong)	A- (Excellent)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell, or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

See “Risk Factors – Debt and Financial Strength Ratings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for further discussion.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company follows Statements of Financial

Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in its financial reporting and accounting for its pension and post-retirement benefit plans. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2003. During the first three months of 2004, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Index to Exhibits

		Exhibit 15	Letter Re: Unaudited Interim Financial Information.

		Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K

		Form 8-K	furnished on February 4, 2004 reporting the Company’s fourth quarter 2003 financial results.

		Form 8-K	furnished on February 6, 2004, containing the Company’s Statistical Supplement relating to its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation
(Registrant)

Date: May 6, 2004	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 6, 2004	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer