Form 10-Q
period 2004-06-30
UNUMPROVIDENT CORP
filed 2004-08-05
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common stock, $0.10 par value	296,405,532

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation, competitor demutualization, or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department market conduct examinations, other governmental investigations, and negative media attention may adversely affect the Company’s business and results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation may not be favorable to the Company, and either may adversely affect the Company’s business and results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect the Company’s business and results of operations in a period.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect the Company’s business and results of operations in a period.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	June 30 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
Available-for-Sale - Continuing Operations	$29,829.4	$30,084.2
Available-for-Sale - Discontinued Operations	—	1,102.4

Total Fixed Maturity Securities	29,829.4	31,186.6
Equity Securities	21.5	39.1
Mortgage Loans	441.7	474.7
Real Estate	26.3	25.9
Policy Loans	2,874.5	2,877.9
Other Long-term Investments	72.6	91.9
Short-term Investments	825.1	332.2

Total Investments	34,091.1	35,028.3

Other Assets
Cash and Bank Deposits	119.2	119.2
Accounts and Premiums Receivable	2,146.7	2,093.5
Reinsurance Receivable	6,827.0	6,242.6
Accrued Investment Income	551.1	543.6
Deferred Policy Acquisition Costs	2,833.3	3,051.9
Value of Business Acquired	108.8	463.5
Goodwill	269.9	476.7
Other Assets	1,524.6	1,336.3
Other Assets - Discontinued Operations	—	330.2
Separate Account Assets	32.0	32.5

Total Assets	$48,503.7	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	June 30 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,122.9	$1,928.4
Reserves for Future Policy and Contract Benefits and Unearned Premiums	32,067.0	31,431.1
Other Policyholders’ Funds	2,465.9	2,493.3
Current Income Tax	48.0	32.8
Deferred Income Tax	572.2	914.0
Long-term Debt	3,089.0	2,789.0
Other Liabilities	1,880.3	1,363.6
Other Liabilities - Discontinued Operations	—	1,462.6
Separate Account Liabilities	32.0	32.5

Total Liabilities	42,277.3	42,447.3

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 298,356,627 and 298,094,517 shares	29.8	29.8
Additional Paid-in Capital	1,586.0	1,609.1
Accumulated Other Comprehensive Income	746.6	1,171.2
Retained Earnings	3,927.5	4,526.9
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(9.3)	(11.8)

Total Stockholders’ Equity	6,226.4	7,271.0

Total Liabilities and Stockholders’ Equity	$48,503.7	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,956.8	$1,911.2	$3,913.0	$3,782.5
Net Investment Income	532.9	535.0	1,067.0	1,054.3
Net Realized Investment Loss	(86.5)	(26.5)	(61.1)	(111.6)
Other Income	106.1	109.5	214.1	198.8

Total Revenue	2,509.3	2,529.2	5,133.0	4,924.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,756.8	1,765.8	3,636.1	3,909.2
Commissions	212.4	214.1	433.7	435.3
Interest and Debt Expense	51.5	45.9	100.7	87.4
Deferral of Policy Acquisition Costs	(146.1)	(173.0)	(294.4)	(345.7)
Amortization of Deferred Policy Acquisition Costs	109.6	116.2	218.2	230.2
Amortization of Value of Business Acquired	5.2	10.7	9.1	20.5
Impairment of Intangible Assets	—	—	856.4	—
Compensation Expense	185.1	192.5	372.8	383.1
Other Operating Expenses	222.7	219.6	458.5	456.1

Total Benefits and Expenses	2,397.2	2,391.8	5,791.1	5,176.1

Income (Loss) from Continuing Operations Before Income Tax	112.1	137.4	(658.1)	(252.1)

Income Tax (Benefit)	37.1	43.3	(163.8)	(97.2)

Income (Loss) from Continuing Operations	75.0	94.1	(494.3)	(154.9)

Discontinued Operations - Note 2
Income (Loss) Before Income Tax	(108.2)	6.7	(97.4)	10.7
Income Tax (Benefit)	(40.4)	2.3	(36.6)	3.7

Income (Loss) from Discontinued Operations	(67.8)	4.4	(60.8)	7.0

Net Income (Loss)	$7.2	$98.5	$(555.1)	$(147.9)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.25	$0.35	$(1.67)	$(0.60)
Net Income (Loss)	$0.02	$0.36	$(1.88)	$(0.58)
Assuming Dilution
Income (Loss) from Continuing Operations	$0.25	$0.34	$(1.67)	$(0.60)
Net Income (Loss)	$0.02	$0.36	$(1.88)	$(0.58)

Dividends Paid	$0.0750	$0.0750	$0.1500	$0.2225

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2

Comprehensive Income, Net of Tax
Net Loss				(147.9)			(147.9)
Change in Net Unrealized Gain on Securities			470.1				470.1
Change in Net Gain on Cash Flow Hedges			33.5				33.5
Change in Foreign Currency Translation Adjustment			61.6				61.6

Total Comprehensive Income							417.3

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	557.2				(12.5)	550.1
Dividends to Stockholders				(53.7)			(53.7)

Balance at June 30, 2003	$29.8	$1,606.6	$1,342.6	$4,809.8	$(54.2)	$(15.1)	$7,719.5

Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0
Comprehensive Loss, Net of Tax
Net Loss				(555.1)			(555.1)
Change in Net Unrealized Gain on Securities			(408.7)				(408.7)
Change in Net Gain on Cash Flow Hedges			(21.5)				(21.5)
Change in Foreign Currency Translation Adjustment			5.6				5.6

Total Comprehensive Loss							(979.7)

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		4.5				2.5	7.0
Dividends to Stockholders				(44.3)			(44.3)

Balance at June 30, 2004	$29.8	$1,586.0	$746.6	$3,927.5	$(54.2)	$(9.3)	$6,226.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Six Months Ended June 30
	2004	2003
	(in millions of dollars)
Cash Flows from Operating Activities
Net Loss	$(555.1)	$(147.9)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(308.0)	(362.7)
Amortization and Depreciation	262.6	287.0
Impairment of Intangible Assets	856.4	—
Net Realized Investment Loss	61.5	114.6
Insurance Reserves and Liabilities	944.3	1,258.0
Income Tax	(193.2)	(62.9)
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	—	(286.2)
Other	(648.3)	(347.6)

Net Cash Provided by Operating Activities	420.2	452.3

Cash Flows from Investing Activities
Proceeds from Sales of Investments	887.1	1,670.4
Proceeds from Maturities of Investments	1,035.9	1,461.7
Purchase of Investments	(2,089.2)	(3,628.8)
Net Purchases of Short-term Investments	(487.8)	(893.1)
Acquisition of Business	—	110.0
Disposition of Business	18.8	—
Other	(24.5)	(9.6)

Net Cash Used by Investing Activities	(659.7)	(1,289.4)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	2.0	3.8
Maturities and Benefit Payments from Policyholder Accounts	(7.3)	(11.6)
Net Short-term Debt Repayments	—	(235.0)
Issuance of Long-term Debt	300.0	575.0
Issuance of Common Stock	4.2	548.5
Dividends Paid to Stockholders	(44.3)	(53.7)
Other	(15.5)	(16.5)

Net Cash Provided by Financing Activities	239.1	810.5

Effect of Foreign Exchange Rate Changes on Cash	0.4	1.5

Net Increase (Decrease) in Cash and Bank Deposits	—	(25.1)

Cash and Bank Deposits at Beginning of Year	119.2	142.2

Cash and Bank Deposits at End of Period	$119.2	$117.1

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 3, and the reserve strengthening as discussed in Note 4) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

The sale of the Company’s Canadian branch closed during the second quarter of 2004. The Canadian branch was accounted for as an asset held for sale at December 31, 2003 and is reported as a discontinued operation in the condensed consolidated financial statements. Except where noted, the information presented in the notes to condensed consolidated financial statements excludes the Canadian branch. See Note 2.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 - Discontinued Operations

During the fourth quarter of 2003, the Company entered into an agreement to sell its Canadian branch and began accounting for its Canadian branch as an asset held for sale. In conjunction with the classification of the Canadian branch as an asset held for sale, during the fourth quarter of 2003 the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the fourth quarter of 2003 loss from discontinued operations. The Company recognized an additional loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to write down the value of bonds in the Canadian branch investment portfolio to market value.

The transaction closed effective April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch. Assets transferred to the buyer included available-for-sale fixed maturity securities with a fair value of $1,099.4 million and a book value of $957.7 million. Liabilities transferred included reserves of $1,254.8 million.

The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. The bonds retained had a fair value, at April 30, 2004, of $732.9 million and a yield of 7.14 percent. These investments will be redeployed to other lines of business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 2 - Discontinued Operations - Continued

Prior period operating results related to the Canadian branch, which previously were primarily reported in the Income Protection segment, have been reclassified to discontinued operations for all periods presented. Selected results for the Canadian branch are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Premium Income	$31.3	$87.7	$124.5	$168.7

Total Revenue	$36.9	$105.3	$146.2	$198.7

Income Before Income Tax Excluding Loss on Sale	$4.8	$6.7	$16.2	$10.7
Loss on Sale	(113.0)	—	(113.6)	—

Income (Loss) Before Income Tax	$(108.2)	$6.7	$(97.4)	$10.7

Income Excluding Loss on Sale	$3.1	$4.4	$10.5	$7.0
Loss on Sale, After Income Tax	(70.9)	—	(71.3)	—

Income (Loss)	$(67.8)	$4.4	$(60.8)	$7.0

Income (Loss) Per Share
Basic	$(0.23)	$0.01	$(0.21)	$0.02
Assuming Dilution	$(0.23)	$0.02	$(0.21)	$0.02

Note 3 - Segment Information and Impairment of Intangible Assets

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit. The maximum risk limit for the reinsurer is approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The Company retained the higher yielding investments historically associated with these reserves and redeployed these investments to other lines of business.

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

June 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

Protection segment. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the six month period ended June 30, 2004. The Company also strengthened its claim reserves for the closed block of individual income protection business $110.6 million before tax to reflect the implementation of a lower claim reserve discount rate. The impairment charges and reserve strengthening, which total $967.0 million before tax, are all reported in the Individual Income Protection – Closed Block segment. See Note 4 for additional information concerning the claim reserve strengthening.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

Selected data by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Premium Income
Income Protection
Group Long-term Income Protection	$630.5	$603.2	$1,260.3	$1,180.3
Group Short-term Income Protection	155.9	159.0	313.0	313.5
Individual Income Protection – Recently Issued	128.9	124.3	258.7	249.2
Long-term Care	109.2	99.5	217.6	194.6

	1,024.5	986.0	2,049.6	1,937.6

Life and Accident
Group Life	394.9	383.3	783.7	754.4
Accidental Death & Dismemberment	45.5	51.9	92.6	102.5
Brokerage Voluntary Life and Other	55.8	50.3	110.0	99.1

	496.2	485.5	986.3	956.0

Colonial
Income Protection	120.7	115.5	239.7	230.4
Life	26.7	23.3	53.3	47.2
Other	36.6	32.9	72.1	64.7

	184.0	171.7	365.1	342.3

Individual Income Protection – Closed Block	249.2	260.4	500.5	529.0

Other	2.9	7.6	11.5	17.6

	1,956.8	1,911.2	3,913.0	3,782.5

Net Investment Income and Other Income
Income Protection	288.8	282.0	570.4	548.0
Life and Accident	49.7	50.8	99.1	100.9
Colonial	24.4	22.4	47.5	43.6
Individual Income Protection – Closed Block	210.1	234.3	450.9	452.1
Other	41.3	47.2	84.0	94.9
Corporate	24.7	7.8	29.2	13.6

	639.0	644.5	1,281.1	1,253.1

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	1,313.3	1,268.0	2,620.0	2,485.6
Life and Accident	545.9	536.3	1,085.4	1,056.9
Colonial	208.4	194.1	412.6	385.9
Individual Income Protection – Closed Block	459.3	494.7	951.4	981.1
Other	44.2	54.8	95.5	112.5
Corporate	24.7	7.8	29.2	13.6

	2,595.8	2,555.7	5,194.1	5,035.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Benefits and Expenses
Income Protection	$1,222.5	$1,169.5	$2,454.9	$2,762.6
Life and Accident	487.3	473.2	969.9	931.0
Colonial	169.0	158.7	336.6	315.3
Individual Income Protection – Closed Block	429.3	489.4	1,845.2	960.0
Other	33.7	48.0	77.9	94.0
Corporate	55.4	53.0	106.6	113.2

	2,397.2	2,391.8	5,791.1	5,176.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
Income Protection	90.8	98.5	165.1	(277.0)
Life and Accident	58.6	63.1	115.5	125.9
Colonial	39.4	35.4	76.0	70.6
Individual Income Protection – Closed Block	30.0	5.3	(893.8)	21.1
Other	10.5	6.8	17.6	18.5
Corporate	(30.7)	(45.2)	(77.4)	(99.6)

	$198.6	$163.9	$(597.0)	$(140.5)

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars)
Operating Revenue by Segment	$2,595.8	$2,555.7	$5,194.1	$5,035.6
Net Realized Investment Loss	(86.5)	(26.5)	(61.1)	(111.6)

Revenue	$2,509.3	$2,529.2	$5,133.0	$4,924.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Loss	$198.6	$163.9	$(597.0)	$(140.5)
Net Realized Investment Loss	(86.5)	(26.5)	(61.1)	(111.6)
Income Tax (Benefit)	37.1	43.3	(163.8)	(97.2)
Income (Loss) from Discontinued Operations, Net of Income Tax	(67.8)	4.4	(60.8)	7.0

Net Income (Loss)	$7.2	$98.5	$(555.1)	$(147.9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

Assets by segment are as follows:

	June 30 2004	December 31 2003
	(in millions of dollars)
Income Protection	$16,935.8	$16,625.9
Life and Accident	4,069.8	4,031.6
Colonial	2,040.4	2,023.0
Individual Income Protection – Closed Block	15,705.3	16,404.9
Other	8,812.0	9,270.9
Corporate	940.4	(70.6)
Discontinued Operations	—	1,432.6

Total	$48,503.7	$49,718.3

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

Note 4 - Liability for Unpaid Claims and Claim Adjustment Expenses

The Company estimates the ultimate cost of settling claims in each reporting period based on the information available to management at that time. Claim reserves generally equal the Company’s estimate, at the end of the current reporting period, of the present value of the liability for future benefits and expenses to be paid on claims incurred as of that date. A claim reserve for a specific claim is based on assumptions derived from the Company’s actual historical experience. Consideration is given to current and historical trends in the Company’s experience and to expected deviations from historical experience.

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

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 4 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which for continuing operations equaled $9.530 billion prior to this increase.

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

During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions are applied to all employee awards granted, modified, or settled after January 1, 2003. The adoption,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 5 - Accounting for Stock-Based Compensation - Continued

which was effective as of January 1, 2003, decreased after tax results for fourth quarter and full year 2003 approximately $0.6 million. The Company did not restate prior quarters of 2003 due to immateriality.

The expense recognized in the three and six month periods ended June 30, 2004 and 2003 for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$7.2	$98.5	$(555.1)	$(147.9)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.3	—	0.4	—
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(1.1)	(2.3)	(2.3)	(8.2)

Pro Forma Net Income (Loss)	$6.4	$96.2	$(557.0)	$(156.1)

Net Income (Loss) Per Share:
Basic–as Reported	$0.02	$0.36	$(1.88)	$(0.58)
Basic–Pro Forma	$0.02	$0.35	$(1.89)	$(0.61)

Assuming Dilution–as Reported	$0.02	$0.36	$(1.88)	$(0.58)
Assuming Dilution–Pro Forma	$0.02	$0.35	$(1.89)	$(0.61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost, including discontinued operations, related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
	2004	2003	2004	2003	2004	2003
	(in millions of dollars, except share data)
Service Cost	$7.3	$5.5	$2.1	$1.7	$1.2	$1.1
Interest Cost	9.3	8.4	1.4	1.2	2.8	3.6
Expected Return on Plan Assets	(8.9)	(7.4)	(1.1)	(0.9)	(0.1)	(0.2)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(0.9)	(0.9)
Amortization of Net Loss	4.0	4.5	0.6	0.5	—	0.5
Curtailment	—	—	0.7	—	(9.4)	—

Net Periodic Benefit Cost (Credit)	$11.0	$10.3	$3.7	$2.5	$(6.4)	$4.1

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2004	2003	2004	2003	2004	2003
	(in millions of dollars, except share data)
Service Cost	$14.6	$11.0	$4.5	$3.4	$2.4	$2.2
Interest Cost	18.6	16.9	3.0	2.4	5.6	7.2
Expected Return on Plan Assets	(17.8)	(14.8)	(2.4)	(1.8)	(0.3)	(0.4)
Amortization of Prior Service Cost	(1.4)	(1.4)	—	—	(1.8)	(1.8)
Amortization of Net Loss	8.0	9.0	1.2	0.9	—	1.0
Curtailment	—	—	0.7	—	(9.4)	—

Net Periodic Benefit Cost (Credit)	$22.0	$20.7	$7.0	$4.9	$(3.5)	$8.2

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003 to add a voluntary prescription drug benefit for Medicare-eligible retirees to be effective January 1, 2006. The Act allows an employer to choose whether or not to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. The Company reviewed the options available as a result of Medicare reform and aligned the options, as appropriate, for each of its designated groups of retirees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 6 - Pensions and Other Postretirement Benefits - Continued

Based on a preliminary analysis of the Act, it appears that the Company’s retiree medical plans provided to certain current retirees qualify for a government subsidy under the Act without change to the plans. The Company has included the estimated impact of the subsidy in measuring the accumulated benefit obligation at June 30, 2004, resulting in a reduction of $6.5 million in the accumulated benefit obligation related to benefits attributed to past service. The effect of the subsidy had no impact on net periodic benefit cost in the second quarter of 2004, but is expected to reduce net periodic benefit cost approximately $0.4 million per year, beginning in the third quarter of 2004, due to a reduction in interest cost on the accumulated postretirement benefit obligation.

In June 2004, the Company amended its postretirement medical plan to coordinate with the Act so that Medicare is the primary payer of prescription drug benefits for current non-grandfathered retirees (those who do not qualify for the government subsidy) and active employees who meet certain age and service requirements. This plan change resulted in a reduction of $5.4 million in the accumulated benefit obligation. The effect of the subsidy had no impact on net periodic benefit cost in the second quarter of 2004, but is expected to reduce net periodic benefit cost approximately $0.8 million per year, beginning in the third quarter of 2004.

In June 2004, the Company also amended its postretirement medical plan to eliminate the premium subsidy for employees who had not reached a minimum age of 45 with minimum years of service on December 31, 2003. As a result of this amendment, the Company recorded a curtailment gain of $9.4 million before tax in the second quarter of 2004. The corresponding reduction to the accumulated benefit obligation was $3.4 million. Excluding the curtailment gain, the effect of the subsidy had no impact on net periodic benefit cost in the second quarter of 2004, but is expected to reduce net periodic benefit cost by approximately $1.2 million per year, beginning in the third quarter of 2004.

The effect of the Act and the plan changes described herein are considered a significant event, requiring liabilities for the postretirement benefit plan to be remeasured as of June 30, 2004. The weighted average assumption for the discount rate used in the measurement of the Company’s benefit obligations for the postretirement benefit plan changed from 6.10 percent as of December 31, 2003 to 6.40 percent as of June 30, 2004.

The Company also recorded a curtailment loss of $0.7 million during the second quarter of 2004 as a result of the termination of the Canadian defined benefit pension plan resulting from the sale of the Canadian branch.

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share

In May 2004, the Company issued 12,000,000 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on March 15, 2007 and (b) a 1/40 or 2.5% ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. The present value of the quarterly fee payments, which is included in other liabilities in the condensed consolidated statements of financial condition, and the related purchase contract issuance costs reduced additional paid-in capital by $27.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

Net income (loss) per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	( in millions of dollars, except share data)
Numerator
Net Income (Loss)	$7.2	$98.5	$(555.1)	$(147.9)

Denominator (000s)
Weighted Average Common Shares – Basic	295,161.3	272,564.1	295,092.3	257,184.7
Weighted Average Common Shares - Assuming Dilution	301,478.2	273,773.6	295,092.3	257,184.7

Net Income (Loss) Per Common Share
Basic	$0.02	$0.36	$(1.88)	$(0.58)
Assuming Dilution	$0.02	$0.36	$(1.88)	$(0.58)

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported or if options are out-of-the-money. In-the-money options to purchase approximately 2.4 million common shares for the six month period ended June 30, 2004 were not considered dilutive due to a net loss being reported for the period. In-the-money options for the six month period ended June 30, 2003 were immaterial. Options out-of-the-money approximated 14.7 million and 14.9 million for the three and six month periods ended June 30, 2004, respectively, and 18.3 million and 17.2 million shares for the three and six month periods ended June 30, 2003, respectively.

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. The purchase contract element of the Company’s adjustable conversion-rate equity security units issued in 2004 contributes to the number of weighted average common shares, assuming dilution, when the average market price of the Company’s common stock is above the threshold appreciation price of $16.95 per share. Because the average market price of the Company’s common stock during the period the units were outstanding was below this price, the shares issuable were excluded from the computation of net income (loss) per common share assuming dilution for the three and six month periods ended June 30, 2004. The purchase contract element of the adjustable conversion-rate equity security units issued in 2003 contributes to the number of weighted average common shares, assuming dilution, when the average market price of the Company’s common stock is above the threshold appreciation price of $13.27 per share. Because the average market price of the Company’s common stock during the period was above this price, 5.0 million issuable shares would have been included in the computation of earnings per common share assuming dilution for the six month period ended June 30, 2004, had the Company not reported a net loss from continuing operations.

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 8 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	June 30 2004	December 31 2003
	(in millions of dollars)
Net Unrealized Gain on Securities	$672.3	$1,081.0
Net Gain on Cash Flow Hedges	136.3	157.8
Foreign Currency Translation Adjustment	63.3	57.7
Minimum Pension Liability Adjustment	(125.3)	(125.3)

Accumulated Other Comprehensive Income	$746.6	$1,171.2

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars)
Net Income (Loss)	$7.2	$98.5	$(555.1)	$(147.9)

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(1,119.4)	739.2	(539.5)	635.9
Reclassification Adjustment for Net Realized
Investment Loss - Continuing Operations	86.5	26.5	61.1	111.6
Reclassification Adjustment for Net Realized
Investment Gain (Loss) - Discontinued Operations	(140.6)	(0.1)	(139.4)	3.0
Change in Net Gain on Cash Flow Hedges	(136.7)	52.2	(33.0)	51.6
Change in Foreign Currency Translation Adjustment	(11.3)	61.2	1.9	88.3

	(1,321.5)	879.0	(648.9)	890.4
Change in Deferred Tax	(452.6)	296.9	(224.3)	325.2

Other Comprehensive Income (Loss)	(868.9)	582.1	(424.6)	565.2

Comprehensive Income (Loss)	$(861.7)	$680.6	$(979.7)	$417.3

Note 9 - Commitments and Contingent Liabilities

Paul Revere Brokers, Career Agents, and Sales Managers Actions

In 1997 two alleged class action lawsuits were filed in Superior Court in Worcester, Massachusetts (Superior Court) against UnumProvident Corporation (UnumProvident) and several of its subsidiaries, The Paul Revere Corporation (Paul Revere), The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company, and Provident Life and Accident Insurance Company. One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere and who claimed that their compensation had been reduced in breach of their broker contract and in violation of the Massachusetts Consumer Protection Act (the Massachusetts Act). A class was certified in February 2000. In April 2001, the jury returned a complete defense verdict on the breach of contract claim. Notwithstanding the jury verdict,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Act. In September 2002, the judge ruled that Paul Revere violated the Massachusetts Act and awarded double damages plus attorneys’ fees. Complicating the matter was the unexpected death of the trial judge. In March 2003, a new judge was assigned to the case so the parties can proceed to conclude matters before the trial court. As to calculating damages, interest, and attorneys’ fees, as of July of 2004 almost all of these issues had been resolved, and the case should be perfected for appeal by the end of the third quarter. The Company feels strongly that the judge’s ruling that the Massachusetts Act was violated is contrary to both the law and the facts of the case and plans to appeal after the judgment is made final.

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

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Of the 48 general manager cases, one was arbitrated and all the others have been settled. UnumProvident and its affiliates believe that they have strong defenses for the two individual career agent cases and plan to vigorously defend their position in the remaining cases. Management expects that the ultimate liability, if any, with respect to these suits, after consideration of the amount accrued, will not be material to the Company’s consolidated financial position or results of operations.

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer more than twenty class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring these cases, described below, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period.

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

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

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

Each of these actions purport to be a shareholder’s derivative action brought for the benefit of nominal defendant UnumProvident Corporation against certain current and past members of its Board of Directors and certain executive officers seeking to remedy alleged breaches of fiduciary duties and other violations of claims paying law. Plaintiffs allege, among other things, that the individual defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims, engaged in improper financial reporting, and for certain defendants, engaged in insider trading. Further, plaintiffs allege as a result of their responsibility for and knowledge of the Company’s policies and practices, the individual defendants knew that the Company was violating various state and federal laws, including the federal securities laws, thus exposing the Company to liability and damages. Plaintiff alleges these acts violated, among other things, their fiduciary duties of good faith and loyalty.

On October 17, 2003, the district court consolidated these actions under the caption In re UnumProvident Corporation Derivative Actions. On April 19, 2004, the plaintiffs filed a single consolidated amended complaint. The defendants have not yet answered or otherwise responded to the consolidated complaint. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

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

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

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

Discovery is stayed in each of these actions pursuant to the Private Securities Litigation Reform Act of 1995. The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The Company denies the allegations and will vigorously defend against the allegations raised by the complaints.

Policyholder Class Actions

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

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

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

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

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

On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions other than the Taylor action for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions. Among other things, the court in that order appointed a lead counsel in the actions and directed lead counsel to file a consolidated amended complaint in the ERISA Benefit Denial Actions, which was filed on February 20, 2004. On March 26, 2004, the defendants answered the complaints in these actions, and simultaneously filed a motion for judgment on the pleadings in the ERISA Benefit Denial Actions. The court has not yet ruled upon that motion.

The parties have engaged in certain limited discovery in connection with a court-ordered mediation to take place later this year, as well as certain discovery on the merits of the claims asserted in the actions.

On April 9, 2004, the plaintiffs in Taylor and in the ERISA Benefit Denial Actions separately filed motions seeking certification of a plaintiff class. The defendants opposed each of those motions. The court has not yet ruled upon the motions.

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

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

On February 26, 2004, the defendants filed a motion to dismiss contending that the complaint failed to state a valid claim under ERISA. That motion has not as of yet been ruled upon by the court.

The parties have engaged in certain limited document discovery in this action on issues unique to this action that are not raised in the other action.

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation.

Claim Litigation

The Company and its insurance company subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For claim litigation, the Company and its insurance company subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s consolidated results of operations in a period. The Company is unable to estimate a range of reasonably possible punitive losses.

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

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ceimo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld, and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company has appealed the case to the Ninth Circuit Court of Appeals. The plaintiff Joanne Ceimo filed a notice of cross-appeal on October 7, 2003 seeking to reinstate the full amount of punitive damages awarded by the jury. As of August 3, 2004, the briefing for the appeal in the Ninth Circuit was not yet complete.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

On December 11, 2003, the case of Jewel, et al. v. UnumProvident Corporation, et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received service of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claims for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. On April 20, 2004, the defendants answered the complaint by denying generally the allegations and asserting various defenses. On July 15, 2004, plaintiffs filed a motion seeking to certify a plaintiff class. The defendants have not yet responded to that motion. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class.

On July 17, 2003, a qui tam action, The State of California ex rel. Linda Nee and John Metz v. UnumProvident Corporation, et al., was filed under seal in the Superior Court of the State of California, County of Los Angeles. On April 16, 2004, UnumProvident was notified that the Insurance Commissioner decided not to bring an action which permitted the case to go forward with private plaintiffs. The complaint alleges unlawful sales, marketing, and claims handling practices, including delaying or limiting payment for, denying, or terminating claims by California claimants and/or claims that are handled by UnumProvident’s Glendale or other claims centers. The complaint seeks civil penalties and assessments, attorneys fees and cost, interest and such other relief as the court deems proper for violation of California Insurance Code § 1871.7(b). In addition, the complaint seeks injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2004

Note 9 - Commitments and Contingent Liabilities - Continued

In addition, the Company received a letter in September 2003 from the office of the New York State Attorney General indicating that it is reviewing the disability claims-handling procedures of the Company and its insurance subsidiaries. In June 2004, the Company received a subpoena from the office of the New York State Attorney General requesting documents and information relating to compensation and commissions paid by the Company and its subsidiaries to insurance brokers. The Company is cooperating and is in the process of gathering and providing information in response to both requests.

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

These regulatory examinations and investigations could result in, among other things, changes in the Company’s claims handling and other business practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, and impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

Other Litigation

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

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation incurred in the normal course of business are not deemed likely to materially adversely affect the consolidated financial position or results of operations of the Company.

Note 10 - Acquisitions and Dispositions

The Company sold its Canadian branch effective April 30, 2004, as more fully discussed in Note 2.

In June 2004, the Company acquired Integrated Benefits Management, a provider of case management services, at a price of $0.7 million. This acquisition will further broaden the relationship and distribution partnerships of the Company’s wholly-owned subsidiary, GENEX Services, Inc.

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

June 30, 2004

Note 10 - Acquisitions and Dispositions - Continued

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and the condensed statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of UnumProvident Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 4, 2004, except for Note 15, for which the date is March 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

August 4, 2004

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

Highlights of Second Quarter 2004 Results

•	Although still performing below the Company’s long-term expectations, the Company believes that its U.S. group income protection business is showing improvement due to the actions taken over the past several quarters to increase the profitability in this business, as evidenced by the decline in the benefit ratio in the first and second quarters of 2004. The Company also believes that improvements in the economic environment, such as an increase in the U.S. Treasury note interest rate, improved consumer confidence, and an increase in new jobs, as well as the Company’s focus on a balanced mix of profitable business and a disciplined approach to pricing, renewals, and risk selection, will ultimately contribute to enhanced operating results.

•	The Company’s U.S. brokerage lines of business, the U.K. operation, and the Colonial segment all reported results generally in line with the Company’s expectations for the second quarter.

•	Consistent with the first quarter of 2004, the Company reported improved 2004 statutory results compared to the previous year. The Company’s insurance subsidiaries’ statutory combined net gain from operations was $326.7 million in the second quarter of 2004, and statutory combined net income, which includes realized net investment gains and losses, was $298.6 million. Included in the second quarter of 2004 was a one-time reinsurance premium of $123.0 million after tax for the reinsurance agreements for the individual income protection closed block business which was expensed for statutory reporting and a $250.6 million after tax statutory gain on the sale of the Canadian branch, comprised of a $270.8 million after tax gain included in net gain from operations and a realized after tax investment loss of $20.2 million. Excluding these one-time items, the second quarter of 2004 statutory net gain from operations was $178.9 million, compared to $57.0 million in last year’s second quarter, and statutory net income for the second quarter of 2004 was $171.0 million, compared to $49.6 million in the second quarter of 2003.

Challenges

There are several issues which have been a focus of investors. These include:

•	rating agency downgrades and the potential pressure on new sales and the persistency of the existing block;

•	the ultimate resolution of the multistate market conduct examination and the multidistrict litigation;

•	confidence in management’s ability to successfully execute the business plan;

•	general balance sheet concerns including the capitalization of the Company and the remaining intangible assets; and

•	the performance and potential risk associated with the closed block of individual income protection business, specifically concerns regarding reserves and overall profitability.

The Company believes it has made and continues to make progress in addressing these concerns. The Company is proactively meeting with customers and brokers to discuss recent rating agency actions and the Company’s improved financial position and performance. The Company believes that the improvement in statutory earnings is illustrative of management’s ability to successfully improve profitability in its U.S. brokerage business. Additionally, the Company has improved its risk-based capital position for its U.S. insurance subsidiaries and increased the Company’s overall balance sheet strength through the combined 2004 and 2003 equity and equity-related securities offerings of $1.450 billion, the strengthening of existing claim reserves for its group income protection business, the reduction in the Company’s holdings in below-investment-grade securities, the restructuring of the individual income protection closed block of business, and the sale or reinsurance of several non-core businesses and product lines.

The remaining sections of Item 2 discuss the significant transactions and events of the first six months of 2004 and 2003, critical accounting policies, segment operating results, discontinued operations, consolidated investments, liquidity and capital resources, current debt and financial strength ratings, and other pertinent information for the Company and its insurance subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item 1 and Part II, Items 6, 7, 7A, and 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2004 Significant Transactions and Events

Restructuring of Individual Income Protection – Closed Block Business

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements with National Indemnity Company, a subsidiary of Berkshire Hathaway, to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit, which equals approximately $8.0 billion in existing statutory reserves. The maximum risk limit for the reinsurer is approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The Company retained the higher yielding investments historically associated with these reserves and redeployed these investments to other lines of business.

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the first six months of 2004.

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

The Company also chose as a part of this restructuring to raise in a non-public offering approximately $300 million of additional capital through the sale of adjustable conversion-rate equity security units to a group of private investors. This transaction closed during the second quarter of 2004. The Company has also filed a shelf registration statement to register the privately placed securities for resale by the private investors. In addition to restoring the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the reinsurance transaction, the Company will use the proceeds to retain additional liquidity at the holding company level and may also use a portion of the proceeds to reduce its outstanding debt.

Acquisitions and Dispositions

During 2003, the Company entered into an agreement to sell its Canadian branch to RBC Insurance, the insurance operation of Royal Bank of Canada. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $70.9 million after tax on the sale of the branch. On a statutory basis of reporting, Provident Life and Accident Insurance Company, the Company’s insurance subsidiary which included the Canadian branch business, reported a second quarter of 2004 gain of $250.6 million after tax on the sale of the branch. Additionally, the transaction resulted in an approximate 158 point improvement in the statutory risk-based capital (RBC) ratio of Provident Life and Accident Insurance Company and an approximate 29 point improvement in the Company’s RBC ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis.

Assets transferred to the buyer included available-for-sale fixed maturity securities with a fair value of $1,099.4 million and a book value of $957.7 million. Liabilities transferred included reserves of $1,254.8 million. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. The bonds retained had a fair value, at April 30, 2004, of $732.9 million and a yield of 7.14 percent. These investments, which will be redeployed to other lines of business during the remainder of the year, added approximately four basis points to the investment portfolio yield rate, at April 30, 2004, in the Company’s continuing operations.

Financial results for the Canadian branch are reported as discontinued operations in the condensed consolidated financial statements. See “Discontinued Operations” contained herein in Item 2 and Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

In June 2004, the Company acquired Integrated Benefits Management, a provider of case management services, at a price of $0.7 million. This acquisition will further broaden the relationship and distribution partnerships of the Company’s wholly-owned subsidiary, GENEX Services, Inc.

In January 2004, Unum Limited became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to Unum Limited. Unum Limited also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. In January 2004, the Company sold its Japanese operation, Unum Japan Accident Insurance Co., Ltd., to Hitachi Capital Corporation (Hitachi). The Company also entered into an agreement with Hitachi to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. The Company expects to complete the restructuring of its Argentinean operation during the second half of 2004, which will reduce its ownership position in this operation to 40 percent. The Company wrote down the book value of both the Japan and Argentinean operations to the estimated fair value less cost to sell during the fourth quarter of 2003.

2003 Significant Transactions and Events

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

Acquisitions

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

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	June 30, 2004			December 31, 2003
	IBNR	All Other	Total	IBNR	All Other	Total
Group Income Protection	$978.8	$8,574.9	$9,553.7	$901.8	$8,237.1	$9,138.9
Individual Income Protection - Recently Issued	115.6	979.0	1,094.6	105.5	1,003.8	1,109.3
Long-term Care	28.1	1,414.8	1,442.9	26.8	1,252.8	1,279.6

Income Protection Segment	1,122.5	10,968.7	12,091.2	1,034.1	10,493.7	11,527.8
Life and Accident Segment	342.4	2,160.1	2,502.5	313.3	2,099.3	2,412.6
Colonial Segment	76.8	1,094.2	1,171.0	77.2	1,046.1	1,123.3
Individual Income Protection - Closed Block Segment	360.0	12,074.9	12,434.9	368.3	11,892.2	12,260.5
Other Segment	254.6	8,201.6	8,456.2	256.2	8,272.4	8,528.6

Consolidated from Continuing Operations	$2,156.3	$34,499.5	$36,655.8	$2,049.1	$33,803.7	$35,852.8

Notes:

(1)	IBNR for income protection includes “Reopen Reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(2)	Total Consolidated equals the sum of “Policy and Contract Benefits”, “Reserves for Future Policy and Contract Benefits and Unearned Premiums”, and “Other Policyholders’ Funds” as reported in the statements of financial condition.

Total consolidated reserves as of June 30, 2004 increased 2.2 percent from December 31, 2003, with IBNR reserves increasing 5.2 percent and all other reserves increasing 2.1 percent. The IBNR increase is directly related to the underlying growth in the business within the Income Protection and Life and Accident segments. The rapid premium growth within the Company’s operations in the United Kingdom contributed to this IBNR growth along with premium growth within the long-term care and individual income protection - recently issued lines of business. The increase in all other reserves is driven by growth within the U.K. operations and the long-term care line of business along with the first quarter of 2004 reserve charge of $110.6 million in the Individual Income Protection - Closed Block segment.

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

Based on this review of the entire investment portfolio, individual investments may be added to or removed from the Company’s “watch list”, which is a list of securities subject to enhanced monitoring and a more intensive review. The Company also determines if its investment portfolio is overexposed to an issuer that is showing warning signs of deterioration and, if so, the Company makes no further purchases of that issuer’s securities and may seek opportunities to sell securities it holds from that issuer to reduce the Company’s exposure. The Company monitors below- investment-grade securities as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy, looking specifically at the Company’s exposure to individual securities currently classified as below-investment-grade. In determining current and future business prospects and cash availability, the Company considers the parental support of an issuer in its analysis but does not rely heavily on this support.

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

Private placement fixed maturity securities had a fair value of approximately $3.6 billion, or 11.9 percent of total fixed maturity securities at June 30, 2004. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of June 30, 2004, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.77 percent for five-year maturities to 5.29 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.62 percent to 1.40 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the June 30, 2004 net unrealized gain in the fixed maturity securities portfolio by approximately $2.6 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at June 30, 2004 is attributable primarily to the acquisition of Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Revenue
Premium Income	$1,956.8	2.4%	$1,911.2	$3,913.0	3.5%	$3,782.5
Net Investment Income	532.9	(0.4)	535.0	1,067.0	1.2	1,054.3
Net Realized Investment Loss	(86.5)	N.M.	(26.5)	(61.1)	(45.3)	(111.6)
Other Income	106.1	(3.1)	109.5	214.1	7.7	198.8

Total	2,509.3	(0.8)	2,529.2	5,133.0	4.2	4,924.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,756.8	(0.5)	1,765.8	3,636.1	(7.0)	3,909.2
Commissions	212.4	(0.8)	214.1	433.7	(0.4)	435.3
Interest and Debt Expense	51.5	12.2	45.9	100.7	15.2	87.4
Deferral of Policy Acquisition Costs	(146.1)	(15.5)	(173.0)	(294.4)	(14.8)	(345.7)
Amortization of Deferred Policy Acquisition Costs	109.6	(5.7)	116.2	218.2	(5.2)	230.2
Amortization of Value of Business Acquired	5.2	(51.4)	10.7	9.1	(55.6)	20.5
Impairment of Intangible Assets	—	—	—	856.4	N.M.	—
Compensation Expense	185.1	(3.8)	192.4	372.8	(2.7)	383.0
Other Operating Expenses	222.7	1.4	219.7	458.5	0.5	456.2

Total	2,397.2	0.2	2,391.8	5,791.1	11.9	5,176.1

Income (Loss) from Continuing Operations Before Income Tax	112.1	(18.4)	137.4	(658.1)	N.M.	(252.1)
Income Tax (Benefit)	37.1	(14.3)	43.3	(163.8)	68.5	(97.2)

Income (Loss) from Continuing Operations	75.0	(20.3)	94.1	(494.3)	N.M.	(154.9)

Income (Loss) from Discontinued Operations, Net of Income Tax	(67.8)	N.M.	4.4	(60.8)	N.M.	7.0

Net Income (Loss)	$7.2	(92.7)	$98.5	$(555.1)	N.M.	$(147.9)

N.M. = not a meaningful percentage

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Income Protection Segment

Fully Insured Products
Group Long-term Income Protection	$73.3	(32.1)%	$107.9	$138.4	(20.3)%	$173.6
Group Short-term Income Protection	16.9	(35.2)	26.1	42.6	(19.5)	52.9
Individual Income Protection - Recently Issued	22.9	(17.0)	27.6	52.3	(14.5)	61.2
Group Long-term Care	4.5	(22.4)	5.8	7.8	(23.5)	10.2
Individual Long-term Care	6.0	(50.0)	12.0	11.4	(56.7)	26.3

Total Fully Insured Products	123.6	(31.1)	179.4	252.5	(22.1)	324.2

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.1	(92.3)	1.3	0.3	(80.0)	1.5
Group Short-term Income Protection	0.9	(59.1)	2.2	2.5	(50.0)	5.0

Total ASO Products	1.0	(71.4)	3.5	2.8	(56.9)	6.5

Income Protection Segment	124.6	(31.9)	182.9	255.3	(22.8)	330.7

Life and Accident Segment
Group Life	67.8	(9.5)	74.9	107.4	(16.7)	128.9
Accidental Death & Dismemberment	3.6	(32.1)	5.3	6.1	(48.7)	11.9
Brokerage Voluntary Life and Other	13.5	(5.6)	14.3	49.1	(0.2)	49.2

Life and Accident Segment	84.9	(10.2)	94.5	162.6	(14.4)	190.0

Colonial Segment	63.2	(3.7)	65.6	124.9	(0.2)	125.2

Individual Income Protection - Closed Block Segment	1.9	(42.4)	3.3	3.9	(36.1)	6.1

Total Sales from Continuing Operations	274.6	(20.7)	346.3	546.7	(16.2)	652.0

Discontinued Operations	2.6	(73.7)	9.9	10.1	(42.6)	17.6

Total	$277.2	(22.2)	$356.2	$556.8	(16.8)	$669.6

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales expected to be received and reported as premium income or fee income during the next twelve months following or commencing in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP because new annualized premiums measure current sales performance, while premium income and fee income reflect renewals and persistency of in force policies written in prior years as well as current new sales.

Premiums for fully insured products are reported as premium income while the fees for administrative services only (ASO) products, wherein the risk and responsibility for funding claim payments remains with the customer, are included in other income. Sales, together with persistency of the existing block of business and the Company’s renewal program, are an indicator of growth in the Company’s premium and fee income. Trends in new sales, as well as existing market share, are also indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new product offerings. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business. The Company does not expect sales growth in 2004 for its group income protection and its group life and accidental death and dismemberment lines of business, particularly in the large-employer market, as the

Company continues with the strategy it implemented in 2003 to shift its business mix so as to increase its share of its mid- and small-employer markets. The Company intends to take a disciplined approach to pricing, renewals, and risk selection, with a focused effort on balancing growth and profitability. While managing its business mix in this disciplined manner, the Company expects to continue to be a leading provider in the large-employer market segment.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income (loss) by segment to consolidated net income (loss) is as follows.

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Operating Revenue by Segment	$2,595.8	$2,555.7	$5,194.1	$5,035.6
Net Realized Investment Loss	(86.5)	(26.5)	(61.1)	(111.6)

Revenue	$2,509.3	$2,529.2	$5,133.0	$4,924.0

Operating Income (Loss) by Segment	$198.6	$163.9	$(597.0)	$(140.5)
Net Realized Investment Loss	(86.5)	(26.5)	(61.1)	(111.6)
Income Tax (Benefit)	37.1	43.3	(163.8)	(97.2)
Income (Loss) from Discontinued Operations, Net of Income Tax	(67.8)	4.4	(60.8)	7.0

Net Income (Loss)	$7.2	$98.5	$(555.1)	$(147.9)

Income Protection Segment Operating Results

The Income Protection segment includes the group long-term and short-term income protection insurance, recently issued individual income protection insurance, group and individual long-term care, and managed disability. Shown below are financial results for the income protection segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$1,024.5	3.9%	$986.0	$2,049.6	5.8%	$1,937.6
Net Investment Income	227.1	1.6	223.6	444.3	2.4	433.8
Other Income	61.7	5.7	58.4	126.1	10.4	114.2

Total	1,313.3	3.6	1,268.0	2,620.0	5.4	2,485.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	871.8	2.3	851.9	1,740.5	(18.1)	2,124.0
Commissions	103.5	2.6	100.9	211.3	1.8	207.5
Deferral of Policy Acquisition Costs	(67.1)	(20.9)	(84.8)	(136.4)	(22.7)	(176.4)
Amortization of Deferred Policy Acquisition Costs	49.8	2.7	48.5	97.7	1.7	96.1
Amortization of Value of Business Acquired	4.3	N.M.	1.0	7.3	N.M.	1.7
Operating Expenses	260.2	3.3	252.0	534.5	4.9	509.7

Total	1,222.5	4.5	1,169.5	2,454.9	(11.1)	2,762.6

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$90.8	(7.8)	$98.5	$165.1	N.M.	$(277.0)

N.M. = not a meaningful percentage

Segment Sales

Group long-term income protection sales on a fully insured basis decreased during the second quarter and six months of 2004 compared to the same periods of 2003 due to declines in the Company’s U.S. brokerage business. The Company’s U.S. brokerage sales of group long-term income protection products declined 53.2 percent and 44.0 percent for the three and six months ended June 30, 2004 relative to the comparable periods of 2003 due primarily to a decline in sales in the large-employer market as the Company continued to shift its focus to the small- and mid-employer market to restore a more balanced mix of business between small, medium, and large employer customers. The decrease in the U.S. sales was partially offset by growth of 73.9 percent and 82.3 percent in the Company’s United Kingdom operations for the second quarter and first six months of 2004 compared to the same periods last year. Group short-term income protection sales on a fully insured basis also decreased in the second quarter and first six months of 2004 compared to the prior year due to the Company’s shift in its business strategy.

Sales for individual income protection – recently issued declined primarily due to a decrease in sales in the Company’s United Kingdom operations. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 79 percent for the first six months of 2004 and 77 percent for full year 2003 sales.

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

The Company expects relatively weaker sales comparisons for both group and individual income protection products, primarily as a result of the competitive pricing environment but also due to the adverse publicity surrounding the Company. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of the existing block of business, but the Company is prepared to shrink its business in order to maintain appropriate profit margins.

Segment Persistency and Renewal of Existing Business

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

Persistency during the first six months of 2004 for the overall block of group long-term income protection on average declined from that experienced in full year 2003. Persistency for fully insured short-term income protection also declined, on average, over the prior year. These declines in persistency were expected due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Approximately 35 percent of the Company’s group business has an effective renewal date of January 1. Because of competitive pricing and the adverse publicity surrounding the Company, the Company believes there may be a greater risk for a decline in persistency for the business to be renewed effective January 1, 2005 than would have otherwise existed. For the years 2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The persistency of individual income protection and long-term care continues to be within expected levels.

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

While it is expected that the additional premium and related profits associated with renewal activity will continue to emerge, the Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships.

Group Income Protection Operating Results

Shown below are financial results and key performance indicators for group income protection.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Income Protection	$630.5	4.5%	$603.2	$1,260.3	6.8%	$1,180.3
Group Short-term Income Protection	155.9	(1.9)	159.0	313.0	(0.2)	313.5

Total Premium Income	786.4	3.2	762.2	1,573.3	5.3	1,493.8
Net Investment Income	181.2	3.7	174.8	352.4	2.3	344.4
Other Income	17.8	38.0	12.9	34.7	42.2	24.4

Total	985.4	3.7	949.9	1,960.4	5.3	1,862.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	702.9	1.6	691.5	1,406.0	(22.5)	1,814.2
Commissions	59.5	1.2	58.8	119.5	0.3	119.1
Deferral of Policy Acquisition Costs	(24.5)	(34.5)	(37.4)	(49.4)	(35.3)	(76.3)
Amortization of Deferred Policy Acquisition Costs	26.3	3.5	25.4	51.8	0.8	51.4
Amortization of Value of Business Acquired	4.2	N.M.	0.9	7.2	N.M.	1.6
Operating Expenses	167.6	2.8	163.0	345.6	5.3	328.3

Total	936.0	3.7	902.2	1,880.7	(16.0)	2,238.3

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$49.4	3.6	$47.7	$79.7	121.2	$(375.7)

Benefit Ratio (% of Premium Income) (1)	89.4%		90.7%	89.4%		121.4%
Operating Expense Ratio (% of Premium Income)	21.3%		21.4%	22.0%		22.0%
Operating Expense Ratio (% of Premium + Fee Income)	20.9%		21.0%	21.5%		21.6%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (1)	6.3%		6.3%	5.1%		(25.2)%
Persistency - U.S. Group Long-term Income Protection				84.9%		87.4%
Persistency - U.S. Group Short-term Income Protection				82.5%		85.3%

(1)	Included in these ratios is the first quarter 2003 before-tax reserve strengthening of $454.0 million. Excluding this charge, the benefit ratio and before-tax operating income ratio for the six months of 2003 would have been 91.1% and 5.2%, respectively.

N.M. = not a meaningful percentage

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Operating revenue for group income protection improved primarily due to increases in premium income. Premium income for the U.S. brokerage business was fairly flat period to period. The growth in premium income occurred in the Company’s United Kingdom group long-term income protection business and was primarily attributable to the 2003 acquisition of the United Kingdom group income protection business of Sun Life, as previously discussed. Premium income in the United Kingdom group long-term income protection business increased 31.2 percent, or $29.4 million, in the second quarter of 2004 and $70.6 million in the first six months of 2004 relative to the same periods of 2003. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the second quarter growth rate in premium income in the United Kingdom’s group long-term income protection line was approximately 17.5 percent year over year, and the six months growth rate was approximately 24.6 percent. Net investment income increased in 2004 compared with the second quarter and first six months of 2003 due to the growth in invested assets supporting this line of business, somewhat offset by lower investment portfolio yields. Included in other income are ASO fees of $14.3 million and $28.1 million for the second quarter and first six months of 2004, respectively, and $11.5 million and $21.7 million for the prior year comparable periods.

Contributing to the decrease in the second quarter 2004 benefit ratio relative to the prior year comparable period was a higher claim resolution rate for group long-term income protection. This reduced benefits and change in reserves approximately $10.0 million relative to the prior year second quarter. For the six month periods, the 2004 claim resolution rate was higher than 2003, while the submitted claim incidence in 2004 was relatively stable with the incidence rate experienced in the first six months of 2003. The impact on benefits and change in reserves was a decrease of approximately $20.0 million for the higher claim resolution rate. The Company believes the incidence levels are driven in part by economic trends, including consumer confidence. For group short-term income protection, paid claim incidence decreased for the second quarter and six months of 2004 compared to the prior year periods, which decreased second quarter and first six months of 2004 benefits and change in reserves approximately $2.5 million and $1.0 million, respectively, compared to the second quarter and first six months of 2003.

Costs capitalized during 2004 for group income protection were lower than in the prior year second quarter and first six months due to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales. The amortization of value of business acquired increased during 2004 due to the previously discussed United Kingdom transaction with Swiss Life.

As previously discussed, during the first quarter of 2003, the Company strengthened its group income protection claim reserves $454.0 million. Excluding this charge, group income protection would have reported operating income of $78.3 million for the first six months of 2003.

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

Individual Income Protection - Recently Issued Operating Results

Shown below are financial results and key performance indicators for individual income protection – recently issued.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$128.9	3.7%	$124.3	$258.7	3.8%	$249.2
Net Investment Income	21.1	(28.7)	29.6	43.7	(18.2)	53.4
Other Income	0.3	(85.7)	2.1	2.2	(46.3)	4.1

Total	150.3	(3.7)	156.0	304.6	(0.7)	306.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	73.9	(4.3)	77.2	144.4	(1.8)	147.1
Commissions	28.2	13.3	24.9	59.0	13.5	52.0
Deferral of Policy Acquisition Costs	(33.1)	4.4	(31.7)	(66.6)	(0.4)	(66.9)
Amortization of Deferred Policy Acquisition Costs	17.9	4.7	17.1	34.7	7.1	32.4
Amortization of Value of Business Acquired	0.1	—	0.1	0.1	—	0.1
Operating Expenses	38.7	17.3	33.0	79.1	15.6	68.4

Total	125.7	4.2	120.6	250.7	7.6	233.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$24.6	(30.5)	$35.4	$53.9	(26.8)	$73.6

Benefit Ratio (% of Premium Income)	57.3%		62.1%	55.8%		59.0%
Interest Adjusted Loss Ratio	45.4%		50.2%	44.0%		47.1%
Operating Expense Ratio (% of Premium Income)	30.0%		26.5%	30.6%		27.4%
Before-tax Operating Income Ratio (% of Premium Income)	19.1%		28.5%	20.8%		29.5%
Persistency				89.9%		89.7%

The decline in net investment income in 2004 relative to the prior year resulted from a decline in the yield on the portfolio as well as the redistribution internally of invested assets. Part of this internal redistribution resulted in the exchange of fixed maturity securities for a corporate owned life insurance policy with an expected duration that provides an appropriate matching of the duration of the assets and the related policy liabilities for this line of business. The reported income on the corporate owned life insurance policy is included in other income rather than net investment income. This resulting increase in other income was more than offset by a decline in administration fees due to the termination of certain third party arrangements.

Decreases in the benefit ratio were primarily due to lower submitted claim incidence in the second quarter and first six months of 2004 relative to the prior year, which decreased second quarter and first six months of 2004 benefits and change in reserves approximately $15.0 million and $20.0 million, respectively, compared to the second quarter and first six months of 2003. Multi-life business, which constitutes approximately 58 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business. The net claim resolution rate decreased in the second quarter and first six months of 2004 relative to the prior year, which increased benefits and change in reserves approximately $9.0 million and $12.0 million compared to the second quarter and first six months of 2003, respectively.

Long-term Care Operating Results

Shown below are financial results and key performance indicators for long-term care.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Care	$34.5	14.2%	$30.2	$69.4	16.8%	$59.4
Individual Long-term Care	74.7	7.8	69.3	148.2	9.6	135.2

Total Premium Income	109.2	9.7	99.5	217.6	11.8	194.6
Net Investment Income	24.8	29.2	19.2	48.2	33.9	36.0
Other Income	0.2	N.M.	(0.2)	0.3	N.M.	(0.3)

Total	134.2	13.2	118.5	266.1	15.5	230.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	95.0	14.2	83.2	190.1	16.8	162.7
Commissions	15.8	(8.1)	17.2	32.8	(9.9)	36.4
Deferral of Policy Acquisition Costs	(9.5)	(39.5)	(15.7)	(20.4)	(38.6)	(33.2)
Amortization of Deferred Policy Acquisition Costs	5.6	(6.7)	6.0	11.2	(8.9)	12.3
Operating Expenses	14.6	(15.1)	17.2	28.7	(19.6)	35.7

Total	121.5	12.6	107.9	242.4	13.3	213.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$12.7	19.8	$10.6	$23.7	44.5	$16.4

Benefit Ratio (% of Premium Income)	87.0%		83.6%	87.4%		83.6%
Operating Expense Ratio (% of Premium Income)	13.4%		17.3%	13.2%		18.3%
Before-tax Operating Income Ratio (% of Premium Income)	11.6%		10.7%	10.9%		8.4%

Persistency - U.S. Group Long-term Care				92.3%		91.6%
Persistency - U.S. Individual Long-term Care				96.5%		96.2%

Premium income increased compared to the second quarter and first six months of 2003 primarily due to new sales growth in previous periods. New annualized sales for long-term care were $10.5 million and $17.8 million for the second quarters of 2004 and 2003, respectively, and $70.9 million for full year 2003. Changes in the product offering during 2003 have decreased the growth in individual long-term care sales relative to historical trends. This is expected to continue and will result in a slower rate of growth in premium income. Net investment income increased due to the growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable.

Submitted new claims for long-term care were higher in the second quarter and first six months of 2004 than in the comparable periods of 2003, resulting in second quarter and first six months of 2004 increases in benefits and change in reserves of approximately $6.0 million and $10.0 million, respectively. The net claim resolution rate for long-term care was stable compared to the second quarter and first six months of 2003. Results for long-term care continue to be volatile due to the relatively small size of this block of business.

Acquisition costs capitalized during 2004 were lower than in the prior year second quarter and first six months due to the reduction in sales. Operating expenses in 2004 also declined relative to the prior year due to lower selling expenses.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $43.4 million and $88.9 million in the second quarter and first six months of 2004, respectively, compared to $43.6 million and $86.0 million in the comparable periods of 2003. Operating income totaled $4.1 million in the second quarter of 2004 compared to $4.8 million in the second quarter of 2003 and $7.8 million and $8.7 million for the first six months of 2004 and 2003, respectively.

Segment Outlook

The Company’s primary focus for the remainder of 2004 for Income Protection will continue to be profitability enhancement, with an emphasis on the core markets and a balanced mix of business. The Company expects relatively weaker sales comparisons for both group and individual income protection products, primarily as a result of the competitive pricing environment but also due to the adverse publicity surrounding the Company. The Company does not expect sales growth in the large-employer market as the Company continues with the strategy it implemented in 2003 to shift business mix from the large-employer market to the mid- and small-employer markets. The Company does, however, expect to continue to generate sales in the large-employer market, although below the growth levels experienced in the past, and to be a leading provider in this market segment.

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

Life and Accident Segment Operating Results

Shown below are financial results and key performance indicators for the life and accident segment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Life	$394.9	3.0%	$383.3	$783.7	3.9%	$754.4
Accidental Death & Dismemberment	45.5	(12.3)	51.9	92.6	(9.7)	102.5
Brokerage Voluntary Life and Other	55.8	10.9	50.3	110.0	11.0	99.1

Total Premium Income	496.2	2.2	485.5	986.3	3.2	956.0
Net Investment Income	45.5	(3.4)	47.1	90.4	(3.9)	94.1
Other Income	4.2	13.5	3.7	8.7	27.9	6.8

Total	545.9	1.8	536.3	1,085.4	2.7	1,056.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	383.0	1.6	377.1	758.0	2.8	737.6
Commissions	44.1	(2.2)	45.1	89.6	(0.7)	90.2
Deferral of Policy Acquisition Costs	(34.4)	(20.6)	(43.3)	(68.6)	(14.7)	(80.4)
Amortization of Deferred Policy Acquisition Costs	27.2	(0.4)	27.3	55.3	3.2	53.6
Amortization of Value of Business Acquired	0.6	20.0	0.5	1.2	50.0	0.8
Operating Expenses	66.8	0.5	66.5	134.4	4.0	129.2

Total	487.3	3.0	473.2	969.9	4.2	931.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$58.6	(7.1)	$63.1	$115.5	(8.3)	$125.9

Benefit Ratio (% of Premium Income)	77.2%		77.7%	76.9%		77.2%
Operating Expense Ratio (% of Premium Income)	13.5%		13.7%	13.6%		13.5%
Before-tax Operating Income Ratio (% of Premium Income)	11.8%		13.0%	11.7%		13.2%

Persistency - U.S. Group Life				84.1%		83.6%
Persistency - U.S. Accidental Death & Dismemberment				80.8%		86.0%
Persistency - Brokerage Voluntary Life				83.6%		83.9%
Persistency - Brokerage Voluntary Other				75.5%		77.4%

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Segment Sales

Sales for group life decreased in the second quarter and first six months of 2004 relative to the same periods in the prior year due to a 43.6 percent decrease in sales in the Company’s U.S. operations, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales is primarily attributable to a more competitive market and also due to lower large case sales resulting from the previously discussed business mix shift. The increase in the United Kingdom sales is partially due to the inclusion of additional sales generated as a result of the 2003 Sun Life acquisition. Sales for accidental death and dismemberment declined relative to sales in the second quarter and first six months of 2003 because of the impact of the Company’s stand-alone large-employer life strategy on the sales of the accidental death and dismemberment rider. Brokerage voluntary life and other sales decreased slightly in the second quarter of 2004 relative to last year, but were level with 2003 for the first six months.

Operating Results

Premium growth in 2004 relative to 2003 was attributable primarily to strong group life sales results in the United Kingdom operations.

Submitted and paid claim incidence for group life were both higher in the second quarter and first six months of 2004 relative to the same periods of 2003. The average paid claim size for group life increased from the second quarter and first six months of 2003. Notwithstanding the higher incidence and average size of claim, the benefit ratios in the second quarter and first six months of 2004 decreased compared to the second quarter and first six months of 2003 due to the growth in premium income.

Acquisition costs capitalized during 2004 for the life and accident segment were lower than in the prior year second quarter and first six months due primarily to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. Sales of group life and accidental death and dismemberment products are expected to be below 2003 levels and, like group income protection, will be primarily focused on a more balanced mix of sales between large, medium, and small employer markets. The Company intends to continue its disciplined approach to risk selection and pricing and focus on profitability. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection may reduce persistency somewhat in the group life line as well. The benefit ratio is expected to remain relatively flat with that in the prior year.

The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines.

Colonial Segment Operating Results

Shown below are financial results and key performance indicators for the Colonial segment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Income Protection	$120.7	4.5%	$115.5	$239.7	4.0%	$230.4
Life	26.7	14.6	23.3	53.3	12.9	47.2
Other	36.6	11.2	32.9	72.1	11.4	64.7

Total Premium Income	184.0	7.2	171.7	365.1	6.7	342.3
Net Investment Income	23.7	12.3	21.1	46.5	11.0	41.9
Other Income	0.7	(46.2)	1.3	1.0	(41.2)	1.7

Total	208.4	7.4	194.1	412.6	6.9	385.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	101.6	4.1	97.6	202.1	4.3	193.7
Commissions	44.6	8.3	41.2	88.9	8.9	81.6
Deferral of Policy Acquisition Costs	(44.5)	4.5	(42.6)	(89.3)	5.9	(84.3)
Amortization of Deferred Policy Acquisition Costs	32.5	8.3	30.0	65.1	9.2	59.6
Amortization of Value of Business Acquired	0.3	—	0.3	0.6	(14.3)	0.7
Operating Expenses	34.5	7.1	32.2	69.2	8.1	64.0

Total	169.0	6.5	158.7	336.6	6.8	315.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$39.4	11.3	$35.4	$76.0	7.6	$70.6

Benefit Ratio (% of Premium Income)	55.2%		56.8%	55.4%		56.6%
Operating Expense Ratio (% of Premium Income)	18.8%		18.8%	19.0%		18.7%
Before-tax Operating Income Ratio (% of Premium Income)	21.4%		20.6%	20.8%		20.6%

Persistency - Income Protection and Accident and Sickness				75.4%		75.4%
Persistency - Life				87.5%		87.8%
Persistency - Cancer and Critical Illness				84.3%		83.7%

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency field sales force and brokers.

Segment Sales

The sales decrease in the second quarter and first six months of 2004 relative to the same period of 2003 is primarily attributable to a decline of 8.6 percent and 7.4 percent, respectively, in sales of the individual short-term income protection product as well as the impact from discontinuing new sales of group long-term income protection. Partially offsetting this decrease is an increase in the cancer and life products sales of 6.3 and 2.3 percent, respectively, relative to the second quarter of 2003 and 11.5 and 3.9 percent, respectively, relative to the first six months of 2003. The Company’s expectation is that sales momentum will return to positive growth in the Colonial segment during the second half of the year.

Operating Results

Growth in premium income was attributable primarily to favorable persistency. The 2004 second quarter and six months benefit ratio for this segment was slightly lower than the comparable periods of 2003 due primarily to a lower benefit ratio for the income protection product line. This resulted in an improvement in benefits and change in reserves of approximately $2.8 million and $6.0 million for the second quarter and first six months of 2004 relative to what would have been reported had the benefit ratio equaled that of the prior year. The individual short-term income protection line reported a stable claim incidence rate for the second quarter of 2004 compared to the same period last year. Individual short-term income protection claim incidence decreased for the first six months of 2004 compared with the prior year first six months while the average claim duration for closed claims was slightly higher in both the second quarter and first six months of 2004 relative to the comparable periods of 2003. The average indemnity for individual short-term income protection was higher in the second quarter and six months of 2004 relative to the second quarter and first six months of 2003. For accident and sickness, the claim incidence rate decreased in the second quarter and first six months of 2004 relative to the prior year periods, but the average claim payment increased over that reported from the second quarter and first six months of 2003. The life line of business reported an increase in the number of paid claims relative to the second quarter and first six months of 2003 and an increase in the average claim payment.

Segment Outlook

The Company’s key areas of focus in 2004 for Colonial are sales growth, revenue growth, and increased profitability. Continuation of efforts in providing quality service will also be a focus for the Company. Past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. In the remainder of 2004, the emphasis will be on achieving consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, enhanced marketing research and development, balanced sales compensation, and focused recognition and incentive programs.

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

Individual Income Protection - Closed Block Segment Operating Results

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$249.2	(4.3)%	$260.4	$500.5	(5.4)%	$529.0
Net Investment Income	189.9	(5.5)	200.9	402.9	(0.6)	405.2
Other Income	20.2	(39.5)	33.4	48.0	2.3	46.9

Total	459.3	(7.2)	494.7	951.4	(3.0)	981.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	371.4	(6.5)	397.3	869.9	12.6	772.8
Commissions	18.4	(19.3)	22.8	38.5	(20.3)	48.3
Deferral of Policy Acquisition Costs	—	—	(2.3)	—	—	(4.6)
Amortization of Deferred Policy Acquisition Costs	—	—	10.4	—	—	20.9
Amortization of Value of Business Acquired	—	—	8.9	—	—	17.3
Impairment of Intangible Assets	—	—	—	856.4	N.M.	—
Operating Expenses	39.5	(24.5)	52.3	80.4	(23.6)	105.3

Total	429.3	(12.3)	489.4	1,845.2	92.2	960.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$30.0	N.M.	$5.3	$(893.8)	N.M.	$21.1

Benefit Ratio (% of Premium Income) (1)	149.0%		152.6%	173.8%		146.1%
Interest Adjusted Loss Ratio	85.6%		84.6%	86.1%		79.5%
Operating Expense Ratio (% of Premium Income)	15.9%		20.1%	16.1%		19.9%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	12.0%		2.0%	(178.6)%		4.0%
Persistency				94.4%		94.5%

(1)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for the six months of 2004 would have been 151.7%.
(2)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income ratio for the six months of 2004 would have been 14.6%.

N.M. = not a meaningful percentage

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

As previously discussed, in the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements that effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert to the Company.

These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The expected amortization of the prepaid cost is approximately $3.8 million for 2004 and $5.0 million annually thereafter.

Operating Results

Premium income decreased relative to the prior year due to the expected decline in this closed block of business and also due to a 2003 reinsurance transaction wherein the Company reinsured a block of individual income protection policies previously sold through trade associations. The transaction, which closed during the fourth quarter of 2003 with an effective date of April 1, 2003, reduced second quarter and first six months 2004 premium income relative to the second quarter and first six months of 2003 by approximately $6.4 million and $15.1 million, respectively. Net investment income declined in the second quarter and first six months of 2004 relative to the prior year periods due to a decline in the portfolio yield rate. Net investment income was also negatively impacted due to the cash held in conjunction with the pending transfer of cash for the reinsurance agreements entered into as part of the restructuring of this block. Other income includes the underlying results of the block of business which was reinsured with Centre Life Reinsurance Limited in 1996. This block of business reported decreased operating results for the second quarter of 2004 relative to the prior year second quarter, but for the first six months, the 2004 results were consistent with the prior year.

The net claim resolution rate increased in the second quarter and first six months of 2004 relative to the prior year comparable periods, resulting in decreases in benefits and change in reserves of $10.0 million and $20.0 million for the second quarter and first six months of 2004, respectively, relative to the comparable periods of 2003. The commission ratio and operating expense ratio both decreased relative to the second quarter and first six months of 2003, due primarily to a reduction in selling and underwriting expenses. A minimal amount of new business was still being sold during 2003, primarily related to update features on existing policies.

Included in the loss for the first six months of 2004 were the previously discussed first quarter charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and $110.6 million for the claim reserve charge, for a total of $967.0 million. Due to the impairment of intangible assets as of January 1, 2004, no “scheduled” amortization of deferred policy acquisition costs or value of business acquired was included in operating results for this segment. The amount of “scheduled” amortization would have been approximately $17.4 million and $33.5 million, respectively, for the second quarter and first six months of 2004 had the asset impairment not occurred.

Segment Outlook

The Company believes that the restructuring for this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the benefit ratio will be fairly flat during 2004 relative to 2003 as incidence is expected to remain at current levels or slightly lower, and the claim resolution rate is estimated to be at a level consistent with the second half of 2003. The expense ratio is expected to remain fairly consistent throughout the year with that reported for the first six months. As discussed previously, 2004 operating earnings relative to 2003 will be positively impacted due to the lack of amortization of deferred policy acquisition costs and value of business acquired.

Other Segment Operating Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$2.9	(61.8)%	$7.6	$11.5	(34.7)%	$17.6
Net Investment Income	32.2	(15.7)	38.2	64.2	(13.9)	74.6
Other Income	9.1	1.1	9.0	19.8	(2.5)	20.3

Total	44.2	(19.3)	54.8	95.5	(15.1)	112.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	29.0	(30.8)	41.9	65.6	(19.1)	81.1
Other Expenses	4.7	(23.0)	6.1	12.3	(4.7)	12.9

Total	33.7	(29.8)	48.0	77.9	(17.1)	94.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$10.5	54.4	$6.8	$17.6	(4.9)	$18.5

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

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the second quarter of 2004 and 2003, the reinsurance pools and management operations reported operating losses of $1.5 million and $4.1 million, respectively. For the first six months of 2004 and 2003, the operating losses were $4.1 million and $6.5 million, respectively.

Individual Life and Corporate-Owned Life

During 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The $388.2 million before-tax gain on the reinsurance transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $283.1 million at December 31, 2003. Total operating revenue was $10.3 million and $9.9 million for the second quarter of 2004 and 2003, respectively. Operating income for the same periods was $9.2 million and $8.5 million. For the first six months of 2004 and 2003, operating revenue was $20.0 million and $20.8 million, respectively, and operating income was $18.4 million and $18.0 million.

Other

Other closed lines of business within the Other segment had operating revenue of $37.7 million and $42.5 million in the second quarter of 2004 and 2003 and operating income of $2.8 million and $2.4 million. For the first six months of 2004 and 2003, operating revenue was $75.9 million and $81.7 million, respectively, and operating income was $3.3 million and $7.0 million. Included in these amounts are the operating results for the Company’s Argentinean operation, which produced operating revenue of $8.0 million and $6.1 million in the second quarter of 2004 and 2003, respectively, and an equal amount of benefits and expenses for both periods. For the first six months of 2004 and 2003, operating revenue for the Argentinean operation was $16.0 million and $11.1 million, respectively. The operating loss was $0.6 million in the first six months of 2004 and essentially zero for the same period of 2003.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

Operating revenue in the Corporate segment was $24.7 million in the second quarter of 2004 compared to $7.8 million in the same period of 2003. For the first six months, operating revenue was $29.2 million in 2004 and $13.6 million in 2003. Included in the second quarter and first six months of 2004 revenue is a $9.4 million curtailment gain related to changes in the Company’s retiree medical plan. See Note 6 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s postretirement benefits.

Also contributing to the second quarter and first six months of 2004 revenue increase is an increase in net investment income. The bonds retained from the sale of the Canadian branch had a fair value, at April 30, 2004, of $732.9 million and a yield of 7.14 percent. These investments are currently held primarily in the Corporate segment, but will be redeployed to other lines of business during the remainder of the year. These investments added approximately four basis points to the Company’s continuing operations investment portfolio yield rate at April 30, 2004.

The Corporate segment reported operating losses of $30.7 million and $45.2 million in the second quarter of 2004 and 2003, respectively, and $77.4 million and $99.6 million for the first six months of 2004 and 2003. Interest and debt expense increased from $45.9 million in the second quarter of 2003 to $51.5 million in 2004 due to the impact of the offerings in 2004 and 2003, as discussed under “Liquidity and Capital Resources.” For the first six months, interest and debt expense was $100.7 million in 2004 and $87.4 million in 2003. Included in first quarter and six month operating expenses for 2003 is approximately $15.0 million in severance and pension benefit payouts related to the change of the Company’s president and chief executive officer.

Discontinued Operations

During the fourth quarter of 2003, the Company entered into an agreement to sell its Canadian branch. The Canadian branch was accounted for as an asset held for sale at December 31, 2003 and is reported as a discontinued operation in the condensed consolidated financial statements.

In conjunction with the classification of the Canadian branch as an asset held for sale during the fourth quarter of 2003, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the fourth quarter of 2003 loss from discontinued operations. The Company recognized an additional loss of $0.4 million after tax in the first quarter of 2004 to further write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $70.9 million after tax on the sale of the branch.

In the second quarter and first six months of 2004, income from discontinued operations, excluding the 2004 reported loss on the transaction, was $3.1 million and $10.5 million, net of tax. For the second quarter and six months of 2003, income from discontinued operations was $4.4 million and $7.0 million, net of tax.

See Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

Investments

Overview

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. Invested assets are segmented into portfolios that support the various product lines. Generally, the investment strategy for the portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of the Company’s business. The Company seeks to maximize investment income and total return and to assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. The Company’s overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of its insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible the Company’s exposure to changes in the overall level of interest rates. The Company invests for the long term, with the weighted average duration of its liability portfolio approximately 8.27 years at June 30, 2004. The weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was 8.49 years at June 30, 2004, and the weighted average credit rating was A3.

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

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade investments, two percent in equity type instruments, up to 35 percent in private placements, and five percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and municipal securities. The Company does not currently intend to invest in additional real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- 3 years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the 5 percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

As previously discussed, during 2003 the Company entered into an agreement to sell its Canadian branch. The transaction closed effective April 30, 2004. Historical information pertaining to the Canadian branch is reported as discontinued operations in the condensed consolidated financial statements and as such, the assets and liabilities are reported separately in the Company’s condensed consolidated statements of financial condition. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. Because the specific investments to be transferred to the buyer had not been identified for reporting periods ended prior to the closing, the disclosures on the following pages for 2003 will in some instances necessarily include the total Canadian investment portfolio, including those transferred to the buyer at the close of the transaction, with an appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the condensed consolidated statements of financial condition.

Investment Results

Net investment income decreased $2.1 million in the second quarter of 2004, or 0.4 percent, as compared to the previous year second quarter. For the six months ended June 30, net investment income increased $12.7 million in 2004 relative to 2003. The overall yield in the portfolio was 6.99 percent as of June 30, 2004. The overall yield in the portfolio, including fixed maturity securities reported as discontinued operations, was 7.40 percent as of June 30, 2003, and 7.15 percent at the end of 2003. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

As of June 30, 2004, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 6.6 percent of the carrying value of invested assets excluding ceded policy loans, compared to 7.8 percent at the end of 2003 and 10.4 percent at the end of 2002. This asset class had increased during 2002 primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in the current environment and reduce exposure to potential credit-related losses. The program was substantially complete at the end of the first quarter of 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003.

The Company reported before-tax realized investment gains and losses during the second quarter and first six months of 2004 and 2003 as shown in the following chart, which excludes an estimate of realized investment gains and losses in 2003 related to the fixed maturity securities reported as discontinued operations. Write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” The Company anticipates additional investment losses may occur during 2004, although at a level below that experienced in 2003.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, effective October 1, 2003. The second quarter and six months of 2004 realized investment gains and losses include changes in fair values of the embedded derivatives, as shown in the following chart.

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Gross Realized Investment Gain
Sales	$22.8	$56.3	$52.2	$108.5
Increase in Fair Value of DIG Issue B36 Derivatives	14.3	—	60.1	—

Total	37.1	56.3	112.3	108.5

Gross Realized Investment Loss
Write-downs	10.5	31.5	35.9	134.9
Sales	23.5	51.3	43.0	85.2
Decrease in Fair Value of DIG Issue B36 Derivatives	89.6	—	94.5	—

Total	123.6	82.8	173.4	220.1

Net Realized Investment Loss	$(86.5)	$(26.5)	$(61.1)	$(111.6)

The following discussion of write-downs includes those representing five percent or greater of the total write-downs for the respective periods presented, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company. Approximately 59 percent of the 2004 year-to-date write-downs in continuing operations occurred in the automotive and financial institutions industries, and approximately 46 percent of the 2003 full year write-downs in continuing operations occurred in the energy and utilities industries.

Realized Investment Losses during First Six Months of 2004 from Write-downs

•	$12.0 million loss during the first quarter of 2004 on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss during the second quarter of 2004 on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$4.5 million aggregate loss during the first and second quarters of 2004 on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. After the most recent review, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$3.9 million loss during the first quarter of 2004 on securities issued by a Brazilian electric generation company. This company experienced short-term liquidity problems, significant issues at affiliated companies, concerns regarding local utility regulation, and the weak Brazilian economy. Certain changes to the terms of these notes relative to the timing of principal and interest repayments were agreed upon by the note holders subsequent to negotiations finalized in the first quarter of 2004 and in conjunction with a comprehensive restructuring of the borrower’s parent company operations in Brazil. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2002. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$2.5 million loss during the first quarter of 2004 on securities issued by a trust and collateralized by commercial aircraft. These securities are secured by a second lien on commercial aircraft. The underlying aircraft were leased to a U.S. based cargo carrier that filed for bankruptcy in the first quarter of 2004. As part of the restructuring, the lease rates and payment schedule on the leased aircraft were amended. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$2.3 million loss during the first quarter of 2004 on private equity securities issued by a U.S. based insurance services company. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. The investment was originally purchased as part of the Company’s private equity investment program. At the time of the write-down in 2004, this investment had not previously been in an unrealized gain or loss position subsequent to the initial write-down in 2002. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during Full Year 2003 from Write-downs

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss during the first quarter of 2003 on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment-grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The write-down was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.1 million loss during the fourth quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The write-down was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during First Six Months of 2004 from Sale of Fixed Maturity Securities

For the second quarter and first six months of 2004, the Company realized a loss of $22.7 million and $34.7 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the second quarter of 2004 had a book value of $188.0 million and a fair value of $165.3 million at the time of sale and represented 28 different issuers. For the first six months, the securities sold had a book value of $342.4 million and a fair value of $307.7 million at the time of sale and represented 43 different issuers. Realized investment losses representing five percent or more of the total loss recognized during the first six months of 2004 are as follows:

•	$5.1 million aggregate loss during the first and second quarters of 2004 on the sale of securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the United Kingdom. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$4.3 million aggregate loss during the first and second quarters of 2004 on the sale of securities linked to the credit of a U.S. based supermarket chain. These securities are participation certificates in a trust, benefiting from first mortgage liens on a portfolio of strategically key real estate properties which are net leased on a non-cancelable basis to the supermarket chain. The supermarket chain has experienced deterioration in its market position and financial performance over the last several years and has had its credit rating lowered from investment-grade to below-investment grade in the first quarter of 2001. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$4.0 million aggregate loss during the first and second quarters of 2004 on the sale of securities issued by a large domestic based airline. The company has been suffering from the aftermath of September 11th, a higher cost structure, and industry overcapacity. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until being downgraded to below-investment-grade in the third quarter of 2001. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$2.4 million loss during the first quarter of 2004 on the sale of securities issued by a provider of phone, cable, and internet services. The company’s operations had been severely impacted by the decline in the telecommunication and internet markets. The securities were sold following the issuer’s decision not to pay a scheduled interest payment on another note even though the company stated that it had sufficient liquidity to make the payment. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$2.1 million loss during the second quarter of 2004 on the sale of securities issued by a large domestic based airline. The company has been suffering from the aftermath of September 11th and industry overcapacity. The Company sold the securities to reduce its exposure to the airline. These securities had an investment- grade rating until being downgraded to below-investment-grade in the first quarter of 2002. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$2.1 million aggregate loss during the first and second quarters of 2004 on the sale of securities issued by a provider of local, long-distance, data, and wireless services. The company’s operations had been negatively impacted by the decline in the telecommunication and internet markets. These securities had an investment-grade rating until downgraded to below-investment-grade in the second quarter of 2002. At the time of the sale, this security had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during First Six Months and Full Year 2003 from Sale of Fixed Maturity Securities

For the second quarter and first six months of 2003, the Company realized a loss of $44.3 million and $75.4 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the second quarter and first six months of 2003 had a book value of $265.5 million and $614.5 million, respectively, and a fair value of $221.2 million and $539.1 million, respectively at the time of sale. These sales for the second quarter and first six months of 2003 represented 34 and 82 different issuers, respectively. For the year ended December 31, 2003, the Company realized a loss of $143.6 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $821.0 million and a fair value of $677.4 million at the time of sale and represented 94 different issuers, of which approximately 59 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Realized investment losses representing five percent or more of the total loss recognized during 2003 are as follows:

•	$28.1 million aggregate loss during the third and fourth quarters of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The company’s operations had been severely impacted by the increased price of raw materials and energy as well as a weakening demand for its products. In addition, the company was involved in an environmental pollution lawsuit with a potentially large negative impact. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2002. At the time of sale, the investment had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$25.2 million loss during the fourth quarter of 2003 on the sale of securities guaranteed by an Italian dairy company. The loss was incurred after it was revealed that the guarantor had engaged in massive fraud, ultimately leading to the company’s bankruptcy. The guarantor had been rated investment-grade until December 2003. At the time of the sale, the investment had been in an unrealized loss position for a period of less than 90 days. The Company also owns $22.5 million of fixed maturity securities of a wholly-owned Canadian subsidiary of the parent company. Although the financial and operating profiles of the subsidiary are separate from the parent and no other than temporary impairment was deemed to exist, in conjunction with the classification of the Canadian branch as an asset held for sale, the Company recognized a loss of $4.0 million to write down the value of these securities, which are held in the Canadian branch investment portfolio, to market value. This loss is included in the loss from discontinued operations.

•	$15.2 million aggregate loss during the first three quarters of 2003 on the sale of debt issued by a major domestic airline. The Company has systematically sold the securities during the first nine months of 2003 to substantially reduce its exposure to the airline. These securities had an investment-grade rating until the various issues were downgraded to below-investment-grade in the third quarter of 2001 and the first quarter of 2002. At the time of the initial sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also took an other than temporary impairment charge of $0.3 million on the value of certain private, secured debt obligations of this issuer as part of a consensual restructuring proposal.

•	$11.1 million aggregate loss during the second and fourth quarters of 2003 on the sale of unsecured debt and private, secured debt obligations issued by a major domestic airline. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until downgraded in the third quarter of 2001. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this investment have no impact on other investments.

•	$9.2 million aggregate loss during the second and fourth quarters of 2003 on the sale of securities issued by a provider of phone, cable, and internet services. This company’s operations were severely impacted by the decline in the telecommunications market and thus, the decision was made to reduce the exposure to this company. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated, excluding the fixed maturity securities reported as discontinued operations at December 31, 2003. Ceded policy loans of $2.7 billion as of June 30, 2004 and December 31, 2003, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	June 30 2004	December 31 2003
Investment-Grade Fixed Maturity Securities	88.4%	88.5%
Below-Investment-Grade Fixed Maturity Securities	6.6	7.8
Equity Securities	0.1	0.1
Mortgage Loans	1.4	1.5
Real Estate	0.1	0.1
Short-term Investments	2.6	1.1
Other Invested Assets	0.8	0.9

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at June 30, 2004, included $29.7 billion, or 99.7 percent, of bonds and $97.2 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of June 30, 2004

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,226.5	$113.1	$615.8	$(40.9)	$1,610.7	$154.0
Canadian	323.7	62.7			323.7	62.7
Capital Goods	2,154.4	162.0	475.1	(26.5)	1,679.3	188.5
Communications	2,495.1	181.1	589.6	(46.6)	1,905.5	227.7
Consumer Cyclical	1,317.3	56.4	298.8	(13.4)	1,018.5	69.8
Consumer Non-Cyclical	3,319.4	169.9	1,184.1	(53.4)	2,135.3	223.3
Derivative Instruments	175.7	143.1	5.4	(16.0)	170.3	159.1
Energy (Oil & Gas)	2,558.0	234.7	317.1	(14.7)	2,240.9	249.4
Financial Institutions	2,389.0	4.5	1,317.7	(108.6)	1,071.3	113.1
Mortgage/Asset Backed	4,036.5	351.1	454.7	(8.6)	3,581.8	359.7
Sovereigns	746.6	1.8	521.9	(18.1)	224.7	19.9
Technology	288.1	9.1	104.4	(8.1)	183.7	17.2
Transportation	1,021.7	51.8	219.1	(40.3)	802.6	92.1
U.S. Government Agencies and Municipalities	1,858.9	(92.1)	1,528.5	(194.3)	330.4	102.2
Utilities	4,821.3	217.4	1,502.3	(103.4)	3,319.0	320.8

Total	$29,732.2	$1,666.6	$9,134.5	$(692.9)	$20,597.7	$2,359.5

As of June 30, 2004, $506.2 million or 73.1 percent of the unrealized losses in the fixed maturity bond portfolio were concentrated in communications, consumer non-cyclical, financial institutions, U.S. government agencies and municipalities, and utilities. The Company’s current view of risk factors relative to these industries is as follows:

Communications: This sector includes media, cable, telecommunications, and internet data companies. This sector encountered significant difficulties following the downturn of the technology and telecom industries in 2001. The last two years have been characterized by reductions in capital expenditures resulting in improved levels of cash flow that most companies used to reduce debt, strengthen the balance sheet, and improve financial flexibility. Competition within the industry is expected to remain intense. However, overall the industry is stable and some upgrades are expected as operating results continue to improve.

Consumer Non-Cyclical: This sector includes beverages, food, drug stores, supermarkets, healthcare, and pharmaceutical companies and represents companies whose earnings are historically less sensitive to economic cycles. While this sector is “non-cyclical,” the slowdown in the economy has still impacted these companies. The overall sector has seen a change in consumer spending habits during recent years. Consumers have been more inclined to be value conscious in their food purchases, and the healthcare sector has been impacted by the increase in uninsured patients. Over the last two quarters, these sectors have shown stronger results, but they still have challenging issues. The pharmaceutical companies continue to have litigation risk, the healthcare distribution companies are experiencing a decrease in profit margins, and the supermarkets and drug stores are in very competitive environments. The overall outlook for this sector is stable.

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets withstood the increased loan write-offs through the recent economic cycle. Credit quality continues to improve in the financial services sector. Results for the second quarter of 2004 are expected to show moderate commercial and consumer loan growth. Profitability is expected to remain strong for the group. Mergers and acquisitions have increased recently, primarily because loan losses have been controlled and banks are in a position of relative excess capital and slower than desired organic growth. Some banks, brokers, and asset managers have been challenged by regulatory authorities regarding their trading practices. Although these are serious allegations, the outcome is not expected to materially change the positive momentum of the industry as a whole. Approximately $45.9 million of the unrealized losses in this industry sector can be attributed to certain principal protected equity linked notes held by the Company. See the following discussion of “Gross Unrealized Losses on Fixed Maturity Bonds $10 Million or Greater.”

U.S. Government Agencies and Municipalities: This sector includes the U.S. Government Treasury Department, government agencies, and government-sponsored enterprises. The sector has minimal credit risk and excellent liquidity, which enables the Company to maintain a higher limitation on investments in these subsectors.

Utilities: This sector, which includes regulated electric utilities, gas transmission and distribution companies, and independent power projects, has generally shown signs of improvement this year compared to the difficult environment that has existed over the past few years. Many companies have reduced their business risk by exiting or reducing their exposure to non-regulated operations such as merchant power and energy trading and are focusing instead on their core regulated businesses. Balance sheets have been strengthened through the sale of non-core assets and the repayment of debt. In addition, the improving economy has helped increase the industrial load. However, there are still industry challenges that exist including a continuing oversupply of generating capacity in several regions of the country. Those merchant generators exposed to natural gas as an input continue to see narrow margins due to the high cost of that commodity. State regulation has delayed or reduced anticipated rate increases in certain states. Some litigation remains as a result of improprieties during the western states power crisis in 2001 and 2002, and monetary damages are expected from a limited number of companies.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at June 30, 2004.

Fixed Maturity Bonds – By Maturity

As of June 30, 2004

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$436.8	$(17.3)
Due after 5 years up to 10 years	1,664.6	(97.4)
Due after 10 years	6,578.4	(569.6)

Subtotal	8,679.8	(684.3)
Mortgage-Backed Securities	454.7	(8.6)

Total	$9,134.5	$(692.9)

Of the $692.9 million in gross unrealized losses at June 30, 2004, $557.0 million, or 80.4 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2004.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days	$4,848.4	$(166.4)
>90<=180 days	177.7	(8.1)
>180<=270 days	199.3	(7.7)
>270 days <=1 year	1,493.0	(110.2)
>1 year<=2 years	1,160.1	(213.1)
>2 years<=3 years	126.5	(11.2)
>3 years	90.3	(40.3)

Totals	$8,095.3	$(557.0)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2004. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on June 30, 2004. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to June 30, 2004.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days
fair value <100% >= 70% of amortized cost	$298.9	$(9.5)

>90<=180 days
fair value <100% >= 70% of amortized cost	65.0	(4.8)

>180<=270 days
fair value <100% >= 70% of amortized cost	6.8	(2.2)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	14.6	(2.0)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	254.4	(30.6)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	237.6	(39.5)
fair value < 70% >= 40% of amortized cost	30.3	(21.7)

Subtotal	267.9	(61.2)

>3 years
fair value <100% >= 70% of amortized cost	116.2	(17.1)
fair value < 70% >= 40% of amortized cost	15.4	(8.5)

Subtotal	131.6	(25.6)

Totals	$1,039.2	$(135.9)

As of June 30, 2004, the Company held securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10 Million or Greater

As of June 30, 2004

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$276.6	$(13.1)	<=90 days
U.S. Government Sponsored Mortgage Funding Company	606.9	(148.4)	>270 days<1 year
U.S. Government Sponsored Mortgage Funding Company	396.1	(20.0)	>270 days<1 year
Principal Protected Equity Linked Note	39.3	(25.1)	>3 years
Principal Protected Equity Linked Note	47.2	(15.1)	>3 years

Total Investment-Grade	$1,366.1	$(221.7)

Below-Investment-Grade
U.S. Telecommunications Company	65.8	(12.0)	>2 years<=3 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	14.2	(10.3)	>2 years<=3 years

Total Below-Investment-Grade	$80.0	$(22.3)

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold or become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. As previously discussed under “Critical Accounting Policies” contained herein, in determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company utilizes a formal, well-defined, and disciplined process to monitor and evaluate its fixed income investment portfolio. It includes certain members of senior management in addition to the Company’s other investment and accounting professionals. The process results in a thorough evaluation of problem investments and write-downs on a timely basis of investments determined to have an other than temporary impairment.

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

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which the Company believes resulted in the impairment and (b) the information the Company considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

The fixed maturity bonds of the three U.S. government sponsored mortgage funding companies were issued from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank, respectively. The bonds were all rated AAA by Standard & Poor’s Corporation (S&P) as of June 30, 2004, with no negative outlook in analysts’ reports. The changes in the market values of these securities relate to changes in interest rates subsequent to the purchase of the bonds. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The first principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the rating of the issuer which is rated AAA by S&P as of June 30, 2004. The second principal protected equity linked note is a trust certificate issued by a securitized asset trust and contains specific financial instruments that do not include the Company’s common stock or debt. The trust is holding a forward contract to purchase shares of a Vanguard S&P 500 index mutual fund. This trust certificate matures on March 1, 2021 and was rated AAA by Fitch, Inc. as of June 30, 2004. Each of these notes has a related derivative contract that substitutes highly rated bonds in place of the trust certificates in the event of a significant market decline to provide principal protection for the investments. The notes derive their value from the underlying S&P 500 index mutual fund. The reduction in the market value of these two notes was the result of the decline in the S&P 500 index subsequent to the purchase dates of the notes. The S&P 500 index had a 3.44 percent return during the six months ending June 30, 2004 and an 18.1 percent return for the twelve months ending June 30, 2004. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the securities at maturity. The Company therefore believes that the decline in fair value of the notes is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The fixed maturity bonds of the U.S. telecommunications company are securities issued by a full service provider of communications services. The reduction in market value of these securities was primarily due to the company’s rapid debt financed growth that resulted in a highly leveraged company following its acquisition of another communications services provider. The company, along with the majority of firms in the telecommunications sector, has been negatively impacted by excess capacity that resulted from the Telecommunications Act of 1996. This company has begun to make progress both operationally and financially over the last few months. S&P upgraded the company’s debt ratings three rating categories during the second quarter of 2004. It is expected that Moody’s Investors Service will also upgrade the debt rating. The company has very good liquidity with approximately $1.9 billion of available cash at March 31, 2004, and has manageable debt maturities. The company continues to pay down debt, lower its leverage ratio, and increase its interest coverage. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The notes backed by aircraft leases are trust certificates issued by an owner trust which leases the aircraft to a major aircraft manufacturer, who then subleases the aircraft to two North American airlines. The value of the trust certificates is derived from the value of the underlying aircraft and the income from the lease payments. The reduction in market value was caused in large part by the deterioration of the airline industry and the associated decline in aircraft valuations subsequent to the purchase by the Company of the trust certificates. One of the two North American airlines is in bankruptcy, and its leases were renegotiated with the major aircraft manufacturer. The other airline has gone through financial restructuring and has shown significant improvement in credit quality in recent quarters. The Company evaluated the projected income stream from the leases with both airlines and believes the income will provide for full payout of the trust certificates prior to final maturity. The structure of the trust also includes an unused bank letter of credit that provides liquidity to fund three semi-annual interest payments as of June 30, 2004. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $3.7 billion and $4.0 billion on an amortized cost basis at June 30, 2004 and December 31, 2003. At June 30, 2004, the mortgage-backed securities had an average life of 6.0 years and effective duration of 6.4 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at June 30, 2004, was $2,082.5 million, representing 6.6 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades of investment grade securities may occur during 2004, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $28.4 million and $25.8 million, respectively, at June 30, 2004, and $27.0 million and $26.1 million, respectively, at December 31, 2003.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $441.7 million and $474.7 million at June 30, 2004 and December 31, 2003, respectively. The mortgage loan portfolio continues to be well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

The Company had no impaired mortgage loans at June 30, 2004 or December 31, 2003. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations. The Company had no restructured mortgage loans at June 30, 2004. Restructured mortgage loans totaled $7.5 million at December 31, 2003, and represented loans that had been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2003.

The Company expects that during the remainder of 2004 it will invest in additional commercial mortgage loans either through the secondary market or through loan originations. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $26.3 million and $25.9 million at June 30, 2004 and December 31, 2003, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $4.9 million at June 30, 2004 and December 31, 2003.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At June 30, 2004, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at June 30, 2004.

Derivatives

Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps, interest rate forward contracts, and options on forward interest rate swaps, forward treasuries, or forward contracts on specific fixed income securities to manage duration and increase yield on cash flows expected from current holdings and future premium income. Positions under the Company’s hedging programs for derivative activity that were open during the first six months of 2004 involved current and forward interest rate swaps, forward contracts on credit spreads on specific fixed income securities, and options on forward interest rate swaps. The Company also uses derivatives to manage currency risk of certain foreign currency denominated fixed income securities and, in conjunction with the sale of the Canadian branch, to hedge the anticipated foreign currency proceeds from the transaction. Positions under these programs that were open during the first six months included current and forward currency swaps and currency forward contracts.

All derivatives transactions are hedging in nature and not speculative, except for the embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is recognized as a realized investment gain or loss during the period of change. The Company recognized $75.3 million and $34.4 million, respectively, in net realized investment losses during the second quarter and first six months of 2004 due to the change in value of the embedded derivatives recognized under DIG Issue B36.

During the second quarter of 2004, the Company began utilizing a new hedging strategy of locking in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee. Positions under this hedging program involved the purchase of options on forward starting interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the second quarter of 2004 and 2003, the Company recognized net gains of $14.0 million and $26.4 million, respectively, on the termination of cash flow hedges and reported $13.9 million and $26.4 million, respectively, in other comprehensive income (loss). During the first six months of 2004 and 2003, the Company recognized net gains of $19.6 million and $35.6 million, respectively, on the termination of cash flow hedges and reported $19.5 million and $35.1 million, respectively, in other comprehensive income (loss). During the second quarter of 2004, the Company reported net gains of $0.1 million on the termination of cash flow hedges as a component of realized investment gains and losses. There were no realized investment gains and losses on the termination of cash flow hedges reported for the second quarter of 2003. During the first six months of 2004 and 2003, the Company reported net gains of $0.1 million and $0.5 million, respectively, on the termination of cash flow hedges as a component of realized investment gains and losses. The Company amortized $5.3 million of net deferred gains into net investment income during the second quarter of 2004 and $4.5 million during the second quarter of 2003. The Company amortized $10.3 million and $7.2 million of net deferred gains into net investment income during the first six months of 2004 and 2003, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $92.5 million at June 30, 2004. Additions and terminations, in notional amounts, to the Company’s hedging programs during the second quarter of 2004 were $1,174.0 million and $267.2 million, respectively. These additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,895.2 million at June 30, 2004 and $4,001.2 million at December 31, 2003.

As of June 30, 2004 the Company had $729.1 million notional amount of open forward currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

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

Non-current Investments

The Company’s exposure to non-current investments totaled $166.6 million at June 30, 2004, or 0.5 percent of invested assets excluding ceded policy loans, compared to $235.9 million at December 31, 2003. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At June 30, 2004 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $223.5 million had been recorded life-to-date. The amortized cost of these securities was $152.7 million. Approximately $142.3 million of these securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of June 30, 2004, the Company had $660.6 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at June 30, 2004.

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

The Company’s policy benefits are primarily in the form of claim payments, and the Company therefore has minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. The Company’s cash flows from operations could be negatively impacted by a decrease in demand for the Company’s insurance products or an increase in the incidence of new claims or the duration of existing claims. Cash flow could also be negatively impacted by a deterioration in the credit market whereby the Company’s ability to liquidate its positions in certain of its fixed maturity securities would be impacted such that the Company might not be able to dispose of these investments in a timely manner. The Company believes its cash resources are sufficient to meet its liquidity requirements for the next twelve months.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $420.2 million for the six months ended June 30 2004, compared to $452.3 million for the comparable period of 2003. During the first quarter of 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. In conjunction with those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations. Excluding this transfer, cash flows from operations were $738.5 million for the six months ended June 30, 2003.

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

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $663.5 million compared to $1,289.4 million for the six months ended June 30, 2004 and 2003, respectively. The Company generated $425.8 million less in proceeds from maturities of available-for-sale securities in 2004 than in 2003, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company received $783.3 million less in proceeds from sales of available-for-sale securities during 2004 compared to 2003. In 2003, the Company’s sales and subsequent purchases were primarily related to the reduction and restructuring of its below-investment-grade portfolio.

During the first six months of 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. No cash was exchanged in the second quarter disposition of the Canadian branch, but the Company transferred fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively, in conjunction with that transaction. While no cash was exchanged in the previously discussed first quarter of 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. During the first six months of 2003, the Company had cash inflows of $110.0 million related to the acquisition of Sun Life. The Company also received fixed maturity securities of approximately $118.4 million and other miscellaneous assets and liabilities of approximately $20.3 million and assumed reserves of approximately $285.9 million relative to the Sun Life acquisition, for a net purchase price of $37.2 million.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $239.1 million for the first six months of 2004 compared to $810.5 million provided for the same period in 2003. During the first six months of 2003, the Company reduced short-term debt $235.0 million by repayment of reverse repurchase agreements. Proceeds of $300.0 million were provided from the Company’s May 2004 sale of adjustable conversion-rate equity security units to a group of private investors. The Company’s combined offering in May 2003 provided $575.0 million in proceeds from the issuance of long-term debt, less underwriting discounts of $17.2 million, and $547.7 million in net proceeds from the issuance of common stock. See “Debt” as follows for further information.

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

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. Pursuant to the 1999 merger of Unum and Provident, the Company was required to obtain approval from the Maine Bureau of Insurance (Maine Bureau) regarding payment of ordinary dividends from the Company’s Maine domiciled insurance subsidiary until July of 2004, which requirement has now ended. At the request of the Tennessee Department of Insurance (Tennessee Department), the Company will obtain approval from the Tennessee Department regarding payment of ordinary dividends to the Company from its Tennessee domiciled insurance subsidiaries.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2004, $384.8 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries. Of this amount, $95.7 million is conditional upon approval from the Tennessee Department.

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $135.0 million will be available for the payment of dividends from Unum Limited during 2004.

Debt

At June 30, 2004, the Company had long-term debt totaling $3,089.0 million. At June 30, 2004, the debt to total capital ratio was 36.3 percent compared to 31.6 percent at December 31, 2003. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 26.3 percent compared to 24.7 percent at December 31, 2003.

In May 2004, the Company issued 12,000,000 8.25% adjustable conversion-rate equity security units (units) in a private offering. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on March 15, 2007 and (b) a 1/40 or 2.5% ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock.

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

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, and estimated lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Long-term Debt	$1,914.0	$—	$227.0	$—	$1,687.0
Adjustable Conversion-rate
Equity Security Units	875.0	—	—	875.0	—
Junior Subordinated Debt Securities	300.0	—	—	—	300.0
Operating Leases	99.6	26.9	42.3	22.1	8.3

Total	$3,188.6	$26.9	$269.3	$897.1	$1,995.3

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

At June 30, 2004 the Company had capital commitments of $32.9 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the trustee or issuer. These amounts may or may not be funded during the term of the security.

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

In the first quarter of 2004, the ratings from Moody’s and Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. Management met with each rating agency during March and April of 2004 to respond to these concerns and outline the Company’s financial and business plans for 2004. In May 2004, AM Best reaffirmed its ratings for the Company, and Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves.

In May 2004, S&P downgraded the Company’s counterparty credit rating and senior debt rating to BB+ from BBB- while at the same time lowering the counterparty credit and financial strength ratings on the Company’s insurance company subsidiaries to BBB+ from A-, all with a “stable” outlook, citing concerns about the consistency of risk controls and valuation practices, which S&P believes have led to reserve charges and asset impairments in the past several quarters and have also contributed to marginal operating performance in the Company’s U.S. group income protection business. The outlook reflects the effects of strengthened capital adequacy, improved investment risk, and corrective measures taken by the Company to limit the downside on the closed block of individual income protection business and to improve profitability on its U.S. group income protection insurance. The change in the senior debt rating to BB+ represents a below-investment-grade rating.

Also in May 2004, Moody’s downgraded the Company’s senior debt credit ratings to Ba1 from Baa3 and the financial strength ratings on the Company’s insurance company subsidiaries to Baa1 from A3. The ratings outlook is “negative”. This action concluded the ratings review Moody’s initiated in February 2004. Moody’s indicated that the primary driver in the rating action was concern about the execution risk associated with the Company’s strategic plans to restore profitability to its core U.S. group long-term income protection business. Moody’s also noted that the Company had made considerable progress in improving its capital position throughout 2003. The change in the senior debt rating to Ba1 represents a below-investment-grade rating.

The Company is considering various measures aimed at minimizing the adverse effects of the downgrades, and such measures may increase the Company’s expenses. There can be no assurance that further downgrades by these or other ratings agencies, particularly in light of the S&P and Moody’s downgrades, will not occur.

The table below reflects, as of the date of this filing, the debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best
UnumProvident Corporation
Senior Debt	BB+	Ba1 (Speculative)	BBB-(Good)	bbb-
U.S. Insurance Subsidiaries
Provident Life & Accident	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A- (Excellent)
Unum Life of America	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
First Unum Life	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Colonial Life & Accident	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Paul Revere Life	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Paul Revere Variable	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)

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

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company follows Statements of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in its financial reporting and accounting for its pension and post-retirement benefit plans. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and Note 6 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2003. During the first six months of 2004, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 11, 2004 the Company sold 12,000,000 8.25% Adjustable Conversion-Rate Equity Security Units (the Units) with a $300 million aggregate stated amount in a private placement to “qualified institutional buyers”, as such term is defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), pursuant to a Subscription Agreement, dated as of May 6, 2004, a copy of which was filed with the Company’s Current Report on Form 8-K filed on May 7, 2004. The Units were sold for cash at a purchase price per Unit of $25.00 resulting in an aggregate offering price of $300 million. In connection with the private placement the Company paid a placement agent fee of $9 million. The Units were sold directly in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. Each Unit will initially consist of (A) a stock purchase contract that (i) requires the holder of the Unit to purchase on March 15, 2007 a number of shares of the Company’s common stock for $25, and (ii) entitles the holder to contract adjustment payments of 3.165% per annum, payable quarterly, commencing August 15, 2004, and (B) a 1/40 or 2.5% ownership interest in the Company’s senior notes due May 15, 2009, with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 5.085%, such interest payable quarterly commencing August 15, 2004. Under the terms of the stock purchase contract, the settlement rate, subject to customary adjustment provisions, will be as follows: if the applicable market value of the Company’s common stock is equal to or greater than $16.95 per share, the settlement rate will be 1.4748 shares of common stock per purchase contract; if the applicable market value of the Company’s common stock is less than $16.95 per share but greater than $14.74 per share, the settlement rate will be equal to $25 divided by the applicable market value of the Company’s common stock per purchase contract; or if the applicable market value of the Company’s common stock is less than or equal to $14.74 per share, the settlement rate will be 1.6961 shares of common stock per purchase contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 13, 2004. The stockholders of the Company voted on six items at the Annual Meeting as set forth below:

1.	The election of four directors each to serve for a term expiring at the Annual Meeting of Stockholders in 2007.

Nominee	For	Withheld
Ronald E. Goldsberry	223,523,209	34,761,310
Hugh O. Maclellan, Jr.	225,212,059	33,072,460
C. William Pollard	219,369,123	38,915,396
John W. Rowe	219,348,948	38,935,571

Other Directors whose terms of office continued after the meeting are as follows:

William L. Armstrong *

Jon S. Fossel

A.S. (Pat) MacMillan, Jr.

Lawrence R. Pugh

Thomas R. Watjen

2.	The approval of the Management Incentive Compensation Plan of 2004.

For: 243,368,744	Against: 12,961,583	Abstain: 1,954,192	Broker Non-Vote: 0

3.	The approval of the Amended and Restated Employee Stock Purchase Plan.

For: 215,778,974	Against: 7,510,209	Abstain: 1,978,757	Broker Non-Vote: 33,016,579

4.	The ratification of the selection of Ernst & Young LLP as the Company’s independent auditor.

For: 252,891,943	Against: 3,903,323	Abstain: 1,489,253	Broker Non-Vote: 0

5.	The consideration and action on a stockholder proposal regarding election of directors by a majority instead of plurality vote.

For: 23,713,931	Against: 199,428,280	Abstain: 3,125,740	Broker Non-Vote: 32,016,568

6.	The consideration and action on a stockholder proposal to establish an office of the Board of Directors to enable direct communications on corporate governance matters.

For: 66,515,595	Against: 157,479,385	Abstain: 2,272,969	Broker Non-Vote: 32,016,570

*	Mr. Armstrong retired from the Board of Directors of the Company in June 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit 3.2	Amended and Restated Bylaws of UnumProvident Corporation.

Exhibit 4.1	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

Exhibit 4.2	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

Exhibit 4.3	Fifth Supplemental Indenture between the Company and JPMorgan Chase Bank, as Trustee, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

Exhibit 4.4	Purchase Contract Agreement between the Company and JPMorgan Chase Bank as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

Exhibit 4.5	Pledge Agreement between the Company and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary and JPMorgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K furnished on May 6, 2004 containing the Company’s first quarter 2004 earnings press release and statistical supplement relating to its first quarter financial results. As part of the press release, the Company included a paragraph announcing its expectation to raise approximately $300 million of additional capital through the sale of adjustable conversion-rate equity security units to institutional investors in a private placement. Only such paragraph was deemed filed.

Form 8-K filed on May 7, 2004, announcing the signing of a subscription agreement for the private placement of $300 million adjustable conversion-rate equity security units to the private investors named therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation
(Registrant)

Date: August 5, 2004	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 5, 2004	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer