Form 10-Q
period 2004-09-30
UNUMPROVIDENT CORP
filed 2004-11-05
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common stock, $0.10 par value	296,491,489

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department market conduct examinations, other governmental investigations, and negative media attention may adversely affect the Company’s business and results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation may not be favorable to the Company, and either may adversely affect the Company’s business and results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect the Company’s business and results of operations in a period.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and the effectiveness of risk management programs.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect the Company’s business and results of operations in a period.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	September 30 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
Available-for-Sale - Continuing Operations	$31,320.5	$30,084.2
Available-for-Sale - Discontinued Operations	—	1,102.4

Total Fixed Maturity Securities	31,320.5	31,186.6
Equity Securities	13.1	39.1
Mortgage Loans	432.4	474.7
Real Estate	26.1	25.9
Policy Loans	2,874.2	2,877.9
Other Long-term Investments	69.7	91.9
Short-term Investments	624.8	332.2

Total Investments	35,360.8	35,028.3

Other Assets
Cash and Bank Deposits	130.1	119.2
Accounts and Premiums Receivable	2,079.5	2,093.5
Reinsurance Receivable	6,833.7	6,242.6
Accrued Investment Income	576.2	543.6
Deferred Policy Acquisition Costs	2,862.3	3,051.9
Value of Business Acquired	103.9	463.5
Goodwill	270.2	476.7
Other Assets	1,527.5	1,336.3
Other Assets - Discontinued Operations	—	330.2
Separate Account Assets	29.9	32.5

Total Assets	$49,774.1	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	September 30 2004	December 31 2003
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,044.9	$1,928.4
Reserves for Future Policy and Contract Benefits and Unearned Premiums	32,903.7	31,431.1
Other Policyholders’ Funds	2,444.5	2,493.3
Current Income Tax	50.9	32.8
Deferred Income Tax	931.2	914.0
Short-term Debt	227.0	—
Long-term Debt	2,862.0	2,789.0
Other Liabilities	1,379.6	1,363.6
Other Liabilities - Discontinued Operations	—	1,462.6
Separate Account Liabilities	29.9	32.5

Total Liabilities	42,873.7	42,447.3

Commitments and Contingencies - Note 9

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 298,442,584 and 298,094,517 shares	29.8	29.8
Additional Paid-in Capital	1,587.2	1,609.1
Accumulated Other Comprehensive Income	1,272.5	1,171.2
Retained Earnings	4,073.1	4,526.9
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(8.0)	(11.8)

Total Stockholders’ Equity	6,900.4	7,271.0

Total Liabilities and Stockholders’ Equity	$49,774.1	$49,718.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,962.3	$1,921.3	$5,875.3	$5,703.8
Net Investment Income	527.2	555.3	1,594.2	1,609.6
Net Realized Investment Gain (Loss)	64.5	(25.8)	3.4	(137.4)
Other Income	101.3	105.5	315.4	304.3

Total Revenue	2,655.3	2,556.3	7,788.3	7,480.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,764.2	1,765.9	5,400.3	5,675.1
Commissions	207.8	207.5	641.5	642.8
Interest and Debt Expense	53.4	50.0	154.1	137.4
Deferral of Policy Acquisition Costs	(137.9)	(161.1)	(432.3)	(506.8)
Amortization of Deferred Policy Acquisition Costs	108.2	115.5	326.4	345.7
Amortization of Value of Business Acquired	4.5	9.6	13.6	30.1
Impairment of Intangible Assets	—	—	856.4	—
Compensation Expense	182.1	195.4	554.9	578.5
Other Operating Expenses	217.2	225.8	675.7	681.9

Total Benefits and Expenses	2,399.5	2,408.6	8,190.6	7,584.7

Income (Loss) from Continuing Operations Before Income Tax	255.8	147.7	(402.3)	(104.4)

Income Tax (Benefit)	88.2	49.4	(75.6)	(47.8)

Income (Loss) from Continuing Operations	167.6	98.3	(326.7)	(56.6)

Discontinued Operations - Note 2
Income (Loss) Before Income Tax	—	16.2	(97.4)	26.9
Income Tax (Benefit)	—	5.8	(36.6)	9.5

Income (Loss) from Discontinued Operations	—	10.4	(60.8)	17.4

Net Income (Loss)	$167.6	$108.7	$(387.5)	$(39.2)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.57	$0.33	$(1.11)	$(0.21)
Net Income (Loss)	$0.57	$0.37	$(1.31)	$(0.15)
Assuming Dilution
Income (Loss) from Continuing Operations	$0.55	$0.33	$(1.11)	$(0.21)
Net Income (Loss)	$0.55	$0.36	$(1.31)	$(0.15)

Dividends Paid	$0.0750	$0.0750	$0.2250	$0.2975

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2

Comprehensive Income, Net of Tax
Net Loss				(39.2)			(39.2)
Change in Net Unrealized Gain on Securities			450.9				450.9
Change in Net Gain on Cash Flow Hedges			92.3				92.3
Change in Foreign Currency Translation Adjustment			64.1				64.1

Total Comprehensive Income							568.1

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	557.7				(10.9)	552.2
Dividends to Stockholders				(75.8)			(75.8)

Balance at September 30, 2003	$29.8	$1,607.1	$1,384.7	$4,896.4	$(54.2)	$(13.5)	$7,850.3

Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

Comprehensive Loss, Net of Tax
Net Loss				(387.5)			(387.5)
Change in Net Unrealized Gain on Securities			18.6				18.6
Change in Net Gain on Cash Flow Hedges			79.5				79.5
Change in Foreign Currency Translation Adjustment			3.2				3.2

Total Comprehensive Loss							(286.2)

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		5.7				3.8	9.5
Dividends to Stockholders				(66.3)			(66.3)

Balance at September 30, 2004	$29.8	$1,587.2	$1,272.5	$4,073.1	$(54.2)	$(8.0)	$6,900.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Nine Months Ended September 30
	2004	2003
	(in millions of dollars)
Cash Flows from Operating Activities
Net Loss	$(387.5)	$(39.2)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(445.9)	(533.3)
Amortization and Depreciation	394.6	431.1
Impairment of Intangible Assets	856.4	—
Net Realized Investment (Gain) Loss	(3.0)	139.7
Insurance Reserves and Liabilities	1,241.8	1,687.5
Income Tax	(122.2)	(30.4)
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	(707.4)	—
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	—	(286.2)
Other	(523.0)	(511.0)

Net Cash Provided by Operating Activities	303.8	858.2

Cash Flows from Investing Activities
Proceeds from Sales of Investments	1,265.0	1,906.8
Proceeds from Maturities of Investments	1,546.2	2,271.4
Purchase of Investments	(3,017.2)	(5,282.8)
Net Purchases of Short-term Investments	(285.8)	(656.7)
Acquisition of Business	—	110.0
Disposition of Business	18.8	—
Other	(29.1)	(20.1)

Net Cash Used by Investing Activities	(502.1)	(1,671.4)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	2.7	5.6
Maturities and Benefit Payments from Policyholder Accounts	(9.3)	(17.8)
Net Short-term Debt Repayments	—	(235.0)
Issuance of Long-term Debt	300.0	575.0
Issuance of Common Stock	4.6	548.9
Dividends Paid to Stockholders	(66.3)	(75.8)
Other	(22.7)	(16.5)

Net Cash Provided by Financing Activities	209.0	784.4

Effect of Foreign Exchange Rate Changes on Cash	0.2	0.8

Net Increase (Decrease) in Cash and Bank Deposits	10.9	(28.0)

Cash and Bank Deposits at Beginning of Year	119.2	142.2

Cash and Bank Deposits at End of Period	$130.1	$114.2

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 3, and the reserve strengthening as discussed in Note 4) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. At the close of the transaction, the bonds retained had a fair value of $732.9 million and a yield of 7.14 percent. These investments were redeployed to other lines of business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 2 - Discontinued Operations - Continued

Prior period operating results related to the Canadian branch, which previously were primarily reported in the Income Protection segment, have been reclassified to discontinued operations for all applicable periods presented. No income or loss was reported for discontinued operations in the third quarter of 2004. Selected results for the Canadian branch are as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2003	2004	2003
	(in millions of dollars, except share data)
Premium Income	$88.9	$124.5	$257.6

Total Revenue	$106.9	$146.2	$305.6

Income Before Income Tax, Excluding Loss on Sale	$16.2	$16.2	$26.9
Loss on Sale	—	(113.6)	—

Income (Loss) Before Income Tax	$16.2	$(97.4)	$26.9

Income Excluding Loss on Sale	$10.4	$10.5	$17.4
Loss on Sale, After Income Tax	—	(71.3)	—

Income (Loss)	$10.4	$(60.8)	$17.4

Income (Loss) Per Share
Basic	$0.04	$(0.20)	$0.06
Assuming Dilution	$0.03	$(0.20)	$0.06

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

September 30, 2004

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the nine month period ended September 30, 2004. The Company also strengthened its claim reserves for the closed block of individual income protection business $110.6 million before tax to reflect the implementation of a lower claim reserve discount rate. The impairment charges and reserve strengthening, which total $967.0 million before tax, are all reported in the Individual Income Protection – Closed Block segment. See Note 4 for additional information concerning the claim reserve strengthening.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

Selected data by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$635.9	$602.6	$1,896.2	$1,782.9
Group Short-term Income Protection	151.6	158.4	464.6	471.9
Individual Income Protection – Recently Issued	133.5	127.3	392.2	376.5
Long-term Care	112.5	103.9	330.1	298.5

	1,033.5	992.2	3,083.1	2,929.8

Life and Accident
Group Life	383.8	383.6	1,167.5	1,138.0
Accidental Death & Dismemberment	45.3	50.4	137.9	152.9
Brokerage Voluntary Life and Other	55.9	50.0	165.9	149.1

	485.0	484.0	1,471.3	1,440.0

Colonial
Income Protection	122.5	116.6	362.2	347.0
Life	26.8	24.2	80.1	71.4
Other	37.1	33.2	109.2	97.9

	186.4	174.0	551.5	516.3

Individual Income Protection – Closed Block	246.8	262.1	747.3	791.1

Other	10.6	9.0	22.1	26.6

	1,962.3	1,921.3	5,875.3	5,703.8

Net Investment Income and Other Income
Income Protection	286.3	295.1	856.7	843.1
Life and Accident	54.0	54.7	153.1	155.6
Colonial	24.2	23.3	71.7	66.9
Individual Income Protection – Closed Block	213.7	238.2	664.6	690.3
Other	39.9	41.2	123.9	136.1
Corporate	10.4	8.3	39.6	21.9

	628.5	660.8	1,909.6	1,913.9

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	1,319.8	1,287.3	3,939.8	3,772.9
Life and Accident	539.0	538.7	1,624.4	1,595.6
Colonial	210.6	197.3	623.2	583.2
Individual Income Protection – Closed Block	460.5	500.3	1,411.9	1,481.4
Other	50.5	50.2	146.0	162.7
Corporate	10.4	8.3	39.6	21.9

	2,590.8	2,582.1	7,784.9	7,617.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Benefits and Expenses
Income Protection	$1,224.6	$1,199.2	$3,679.5	$3,961.8
Life and Accident	478.2	472.4	1,448.1	1,403.4
Colonial	171.0	158.8	507.6	474.1
Individual Income Protection – Closed Block	427.3	481.1	2,272.5	1,441.1
Other	43.2	41.5	121.1	135.5
Corporate	55.2	55.6	161.8	168.8

	2,399.5	2,408.6	8,190.6	7,584.7

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
Income Protection	95.2	88.1	260.3	(188.9)
Life and Accident	60.8	66.3	176.3	192.2
Colonial	39.6	38.5	115.6	109.1
Individual Income Protection – Closed Block	33.2	19.2	(860.6)	40.3
Other	7.3	8.7	24.9	27.2
Corporate	(44.8)	(47.3)	(122.2)	(146.9)

	$191.3	$173.5	$(405.7)	$33.0

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Operating Revenue by Segment	$2,590.8	$2,582.1	$7,784.9	$7,617.7
Net Realized Investment Gain (Loss)	64.5	(25.8)	3.4	(137.4)

Revenue	$2,655.3	$2,556.3	$7,788.3	$7,480.3

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)	$191.3	$173.5	$(405.7)	$33.0
Net Realized Investment Gain (Loss)	64.5	(25.8)	3.4	(137.4)
Income Tax (Benefit)	88.2	49.4	(75.6)	(47.8)
Income (Loss) from Discontinued Operations, Net of Tax	—	10.4	(60.8)	17.4

Net Income (Loss)	$167.6	$108.7	$(387.5)	$(39.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 3 - Segment Information and Impairment of Intangible Assets - Continued

Assets by segment are as follows:

	September 30 2004	December 31 2003
	(in millions of dollars)
Income Protection	$17,881.4	$16,625.9
Life and Accident	4,320.7	4,031.6
Colonial	2,136.6	2,023.0
Individual Income Protection – Closed Block	15,754.2	16,404.9
Other	8,862.1	9,270.9
Corporate	819.1	(70.6)
Discontinued Operations	—	1,432.6

Total	$49,774.1	$49,718.3

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

September 30, 2004

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

September 30, 2004

Note 5 - Accounting for Stock-Based Compensation - Continued

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

The expense recognized in the three and nine month periods ended September 30, 2004 and 2003, for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$167.6	$108.7	$(387.5)	$(39.2)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.2	—	0.6	—
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(1.2)	(2.3)	(3.5)	(10.5)

Pro Forma Net Income (Loss)	$166.6	$106.4	$(390.4)	$(49.7)

Net Income (Loss) Per Share:
Basic - as Reported	$0.57	$0.37	$(1.31)	$(0.15)
Basic - Pro Forma	$0.56	$0.36	$(1.32)	$(0.18)

Assuming Dilution - as Reported	$0.55	$0.36	$(1.31)	$(0.15)
Assuming Dilution - Pro Forma	$0.55	$0.36	$(1.32)	$(0.18)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost, including discontinued operations, related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	Three Months Ended September 30
	2004	2003	2004	2003	2004	2003
	(in millions of dollars, except share data)
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
Service Cost	$7.3	$5.5	$2.1	$1.7	$0.9	$1.1
Interest Cost	9.3	8.4	1.4	1.2	2.6	3.6
Expected Return on Plan Assets	(8.9)	(7.4)	(1.1)	(0.9)	(0.1)	(0.2)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(1.0)	(0.9)
Amortization of Net Loss	4.0	4.5	0.5	0.5	—	0.5

Net Periodic Benefit Cost	$11.0	$10.3	$2.9	$2.5	$2.4	$4.1

	Nine Months Ended September 30
	2004	2003	2004	2003	2004	2003
	(in millions of dollars, except share data)
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
Service Cost	$21.9	$16.5	$6.6	$5.1	$3.3	$3.3
Interest Cost	27.9	25.3	4.4	3.6	8.2	10.8
Expected Return on Plan Assets	(26.7)	(22.2)	(3.5)	(2.7)	(0.4)	(0.6)
Amortization of Prior Service Cost	(2.1)	(2.1)	—	—	(2.8)	(2.7)
Amortization of Net Loss	12.0	13.5	1.7	1.4	—	1.5
Curtailment	—	—	0.7	—	(9.4)	—

Net Periodic Benefit Cost (Credit)	$33.0	$31.0	$9.9	$7.4	$(1.1)	$12.3

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003 to add a voluntary prescription drug benefit for Medicare-eligible retirees to be effective January 1, 2006. The Medicare Act allows an employer to choose whether or not to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. As of June 30, 2004, the Company reviewed the options available as a result of Medicare reform and aligned the options, as appropriate, for each of its designated groups of retirees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 6 - Pensions and Other Postretirement Benefits - Continued

Based on a preliminary analysis of the Medicare Act, it was determined that the Company’s retiree medical plans provided to certain current retirees qualify for a government subsidy under the Medicare Act without change to the plans. The Company included the estimated impact of the subsidy in measuring the accumulated benefit obligation at June 30, 2004 which resulted in a reduction of $6.5 million in the accumulated benefit obligation related to benefits attributed to past service. The subsidy is expected to reduce net periodic benefit cost approximately $0.4 million per year, beginning in the third quarter of 2004, due to a reduction in interest cost on the accumulated postretirement benefit obligation.

In June 2004, the Company amended its postretirement medical plan to coordinate with the Medicare Act so that Medicare is the primary payer of prescription drug benefits for current non-grandfathered retirees (those who do not qualify for the government subsidy) and active employees who meet certain age and service requirements. This plan change resulted in a reduction of $5.4 million in the accumulated benefit obligation. The subsidy is expected to reduce net periodic benefit cost approximately $0.8 million per year, beginning in the third quarter of 2004.

In June 2004, the Company also amended its postretirement medical plan to eliminate the premium subsidy for employees who had not reached a minimum age of 45 with minimum years of service on December 31, 2003. As a result of this amendment, the Company recorded a curtailment gain of $9.4 million before tax in the second quarter of 2004. The corresponding reduction to the accumulated benefit obligation was $3.4 million. Excluding the curtailment gain, the subsidy is expected to reduce net periodic benefit cost by approximately $1.2 million per year, beginning in the third quarter of 2004.

The effect of the Medicare Act and the plan changes described herein are considered a significant event which required the liabilities for the postretirement benefit plan to be remeasured as of June 30, 2004. The weighted average assumption for the discount rate used in the measurement of the Company’s benefit obligations for the postretirement benefit plan changed from 6.10 percent as of December 31, 2003 to 6.40 percent as of June 30, 2004.

The Company also recorded a curtailment loss of $0.7 million during the second quarter of 2004 as a result of the termination of the Canadian defined benefit pension plan resulting from the sale of the Canadian branch.

The Company has no regulatory contribution requirements for 2004, but during the third quarter of 2004, elected to make a voluntary contribution to the defined benefit pension plan of $20.0 million.

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share

In May 2004, the Company issued 12,000,000 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165%, payable quarterly, and (b) a 1/40 or 2.5% ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 5.085%, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. The present value of the quarterly contract adjustment payments, which is included in other liabilities in the condensed consolidated statements of financial condition, and the related purchase contract issuance costs reduced additional paid-in capital by $27.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars, except share data)
Numerator

Net Income (Loss)	$167.6	$108.7	$(387.5)	$(39.2)

Denominator (000s)
Weighted Average Common Shares - Basic	295,265.0	294,719.8	295,154.6	269,833.3
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	6,870.5	2,480.5	—	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,493.1	1,507.0	—	—

Weighted Average Common Shares - Assuming Dilution	303,628.6	298,707.3	295,154.6	269,833.3

Net Income (Loss) per Common Share
Basic	$0.57	$0.37	$(1.31)	$(0.15)
Assuming Dilution	$0.55	$0.36	$(1.31)	$(0.15)

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. As such, the purchase contract element of the Company’s adjustable conversion-rate equity security units and the Company’s outstanding stock options will have a dilutive effect only when the average market price of the Company’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the Company’s units issued in 2004 and 2003 have a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The Company’s outstanding stock options and other dilutive securities have exercise prices ranging from $9.48 to $58.56.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not included when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the nine month periods ending September 30, 2004 and 2003, approximately 5.6 million and 0.8 million issuable shares, respectively, related to the purchase contract elements of the units and approximately 1.5 million and 1.0 million issuable common shares, respectively, for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 14.2 million and 14.7 million shares of common stock for the three and nine month periods ended September 30, 2004, respectively, and 15.6 million and 16.6 million shares for the three and nine month periods ended September 30, 2003, respectively, were outstanding during the respective periods but were not included in the computation of net income (loss) per common share, assuming dilution, because the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 7 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

exercise prices of the options were greater than the average market price of the Company’s common stock. The purchase contract elements of the Company’s units issued in 2004 were also excluded from the computation because the threshold appreciation price was greater than the average market price of the Company’s common stock.

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	September 30 2004	December 31 2003
	(in millions of dollars)
Net Unrealized Gain on Securities	$1,099.6	$1,081.0
Net Gain on Cash Flow Hedges	237.3	157.8
Foreign Currency Translation Adjustment	60.9	57.7
Minimum Pension Liability Adjustment	(125.3)	(125.3)

Accumulated Other Comprehensive Income	$1,272.5	$1,171.2

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Net Income (Loss)	$167.6	$108.7	$(387.5)	$(39.2)

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	726.5	(48.4)	187.0	587.5
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	(64.5)	25.8	(3.4)	137.4
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Discontinued Operations	—	(0.7)	(139.4)	2.3
Change in Net Gain on Cash Flow Hedges	155.3	90.4	122.3	142.0
Change in Foreign Currency Translation Adjustment	(2.3)	2.1	(0.4)	90.4

	815.0	69.2	166.1	959.6
Change in Deferred Tax	289.1	27.1	64.8	352.3

Other Comprehensive Income	525.9	42.1	101.3	607.3

Comprehensive Income (Loss)	$693.5	$150.8	$(286.2)	$568.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 9 - Commitments and Contingencies

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

One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere and who claimed that their compensation had been reduced in breach of their broker contract and in violation of the Massachusetts Consumer Protection Act (the Massachusetts Act). A class was certified in February 2000. In April 2001, the jury returned a complete defense verdict on the breach of contract claim. Notwithstanding the jury verdict, the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Act. In September 2002, the judge ruled that Paul Revere violated the Massachusetts Act and awarded double damages plus attorneys’ fees. Complicating the matter was the unexpected death of the trial judge. In March 2003, a new judge was assigned to the case so the parties can proceed to conclude matters before the trial court. As to calculating damages, interest, and attorneys’ fees, as of July of 2004 almost all of these issues have been resolved, and the case could have been perfected for appeal by the end of the third quarter. However, the parties have executed a Memorandum of Understanding agreeing in principle to settle all issues in the case. Pursuant to the Memorandum, the Company believes the loss resulting from damages, interest, and attorneys’ fees will approximate $5.0 million, which amount has been accrued.

The career agent class action purports to represent all career agents of subsidiaries of Paul Revere whose employment relationships ended on June 30, 1997 and who were offered contracts to sell insurance policies as independent producers. The career agents claimed that the termination of their employment relationship was contrary, inter alia, to promises of lifetime employment. Class certification was denied for the career agents. The career agent plaintiffs had re-filed their complaint seeking class action status by limiting the issues to compensation matters similar to those in the certified broker class action, but now have filed a motion to dismiss the entire action.

In addition, the same plaintiffs’ attorney who had initially filed the class action lawsuits filed approximately 50 (including the two individual career agents who brought the class action referenced above) individual lawsuits on behalf of current and former Paul Revere sales managers alleging various breach of contract claims. Of the 48 general manager cases, one was arbitrated and all the others have been settled. If the filing of the dismissal is accepted, the two career agent cases will be dismissed as well. Management expects that the ultimate liability, if any, with respect to the career agent and sales manager cases will not be material to the Company’s consolidated financial position or results of operations.

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

On October 17, 2003, the district court consolidated these actions under the caption In re UnumProvident Corporation Derivative Actions. On April 19, 2004, the plaintiffs filed a single consolidated amended complaint. On September 10, 2004, the defendants answered the consolidated amended complaint by denying generally the salient factual allegations in the complaint and by asserting various affirmative defenses. The defendants strongly deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ceimo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld, and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company has appealed the case to the Ninth Circuit Court of Appeals. The plaintiff Joanne Ceimo filed a notice of cross-appeal on October 7, 2003 seeking to reinstate the full amount of punitive damages awarded by the jury. As of October 21, 2004, the briefing in the Ninth Circuit was not complete.

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

On July 17, 2003, a qui tam action, The State of California ex rel. Linda Nee and John Metz v. UnumProvident Corporation, et al., was filed under seal in the Superior Court of the State of California, County of Los Angeles. On April 16, 2004, UnumProvident was notified that the Insurance Commissioner decided not to bring an action which permitted the case to go forward with private plaintiffs. The complaint alleges unlawful sales, marketing, and claims handling practices, including delaying or limiting payment for, denying, or terminating claims by California claimants and/or claims that are handled by UnumProvident’s Glendale or other claims centers. The complaint seeks civil penalties and assessments, attorneys’ fees and cost, interest and such other relief as the court deems proper for violation of California Insurance Code §1871.7(b). In addition, the complaint seeks injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation. On August 5, 2004, the Company filed several motions challenging the sufficiency of the complaint. The plaintiffs have responded to those motions, and a hearing will be held during November 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

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

Examinations and Investigations

Broker Compensation, Quoting Process, and Related Matters

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas for additional information, including information regarding its quoting process and the placement of reinsurance coverages. The Company is reviewing its compensation policies and procedures for compliance with applicable legal requirements. As announced on October 19, 2004, the Company will not enter into any new broker compensation agreements until this review is completed, and the Company fully supports the complete and timely disclosure of compensation paid to the broker of a customer. The Company is cooperating with the NYAG’s requests and is in the process of gathering and providing information in response to these requests.

On October 26, 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut. This subpoena also requested information regarding the quoting process and information regarding compensation agreements with brokers. The Company will fully cooperate with this investigation.

On October 25, 2004, the Company received a letter from the Massachusetts Division of Insurance announcing its intention to conduct a limited scope market conduct examination to determine whether the allegations raised in the NYAG’s complaint against Marsh & McLennan are prevalent in the Commonwealth of Massachusetts. The Company will fully cooperate with the Division’s conduct of this examination.

Claim Related

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

Because of the number of market conduct examinations initiated during 2002 and 2003, the insurance commissioners of Maine, Massachusetts, and Tennessee, the states of domicile of the Company’s principal insurance subsidiaries, initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries and whether they reflected unfair claim settlement practices. These three insurance commissioners have acted as the lead state regulators in conducting the exam. The insurance departments of 47 other states, the District of Columbia, and American Samoa have joined as participants in the multistate exam.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

While the multistate exam was in progress, other investigations of the Company’s claims handling practices were proceeding. The Company received a letter in September 2003 from the NYAG indicating that it was reviewing the disability claims handling practices and related issues of the Company and its insurance subsidiaries. The Company received several subsequent requests for additional information relating to several claims handling related issues and has been providing information in response to those requests.

In a letter dated March 25, 2004, the U.S. Department of Labor (DOL) informed the Company that it was conducting an examination pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) of the benefit plans the Company provides to its employees and the products and services provided to third party plans. The Company has been in the process of gathering and providing information in response to several requests.

As a result of the multistate exam and the other claim-related investigations, the Company has had extensive discussions beginning with the lead state regulators that were joined later by the DOL, the NYAG, and the insurance department of the State of New York, which joined because the Company has two insurance companies writing disability insurance that are domesticated in New York. Discussions also included the insurance department of California, which had an examination and investigation relating in part to claims handling practices that raised issues similar to the issues raised in the multistate exam. The Company’s goal has been to have these regulators and agencies join a combined resolution of the claim handling issues that addresses the needs of the various constituents that have an interest in the Company and affect its business. While the Company acknowledges that this objective adds complexity to the process, it believes that substantial progress has been made. The discussions are ongoing, and no assurances can be given as to their outcome or the number of parties that may join a combined resolution.

While the multistate examination has been in progress, several states have chosen to pursue their own market conduct examinations and investigations, which include claim related as well as certain other state specific issues. These include California, Arizona, Minnesota and New Mexico. Although these states are also participants in the multistate examination, it is uncertain as to whether any of these states will join in any combined resolution of the claims handling matters, pursue their own examination to conclusion, or pursue a combination of joining a multistate resolution and resolving certain state specific issues separately.

These regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

Other Litigation

On October 20, 2004, a purported class action complaint for violations of the Racketeer Influenced and Corrupt Organizations Act (RICO), Ronald Scott Shirley v. Universal Life Resources, et al., was filed in the United States District Court for the Southern District of California. The allegations are made against Universal Life Resources, a major broker, and several major insurers, including UnumProvident, claiming there was a conspiracy to fraudulently market, sell and administer insurance products to employee benefit plans by extracting undisclosed compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2004

Note 9 - Commitments and Contingencies - Continued

and fees from the employers sponsoring the plans and from the participants of those plans. The Company will vigorously defend the litigation.

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

Gain Contingencies

During the third quarter of 2004, the U.S. District Court for the Eastern District of Tennessee granted the Company’s request for a refund of the 1984 federal income tax, plus interest, from the Company’s inclusion of the decrease of certain reserves in taxable income and denied a counterclaim filed by the government. The government has appealed the case to the Sixth Circuit Court of Appeals, and the outcome of the appeal remains uncertain. If the Company ultimately prevails in the litigation, it will be entitled to a refund of federal income tax paid for tax year 1984, plus interest, as well as a refund of tax plus interest for all tax years subsequent to tax year 1984 in which the Internal Revenue Service (IRS) has taken an inconsistent position in a tax examination with respect to the issue involved and for which the Company has paid tax and interest based on the IRS’ inconsistent position. The Company currently estimates that a favorable outcome could result in refunds of tax plus interest ranging in the aggregate between $16.0 million to $22.0 million for amounts paid through September 30, 2004. The actual refund, if any, may be different depending on amounts paid subsequent to September 30, 2004, but prior to the ultimate settlement.

Note 10 - Acquisitions and Dispositions

During the second quarter of 2004, the Company completed the sale of its Canadian branch, as more fully discussed in Note 2.

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

September 30, 2004

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the condensed statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

November 3, 2004

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

Highlights of Third Quarter 2004 Results

•	Although performing below the Company’s long-term expectations, the Company believes that its U.S. group income protection business continues to show improvement due to the actions taken over the past several quarters to increase the profitability in this business, as evidenced by the decline in the benefit ratio during each of the first three quarters of 2004 relative to the prior year. The Company continues to focus on a balanced mix of profitable business and a disciplined approach to pricing, renewals, and risk selection to improve the performance of this business. The Company also believes that improvements in the economic environment, such as an increase in the U.S. Treasury note interest rate, improved consumer confidence, and an increase in new jobs, will ultimately contribute to improved operating results.

•	The Company’s U.S. brokerage lines of business, the U.K. operation, and the Colonial segment all reported results generally in line with the Company’s expectations for the third quarter of 2004.

•	The Company continued to report solid statutory results in the third quarter. The Company’s insurance subsidiaries’ statutory combined net gain from operations was $84.1 million in the third quarter of 2004 compared to $123.5 million in the third quarter of 2003, and statutory combined net income, which includes realized net investment gains and losses, was $69.8 million in the third quarter of 2004 compared to $86.3 million in last year’s third quarter. For the first nine months of the year, statutory combined net income was $467.5 million in 2004. Included in the first nine months of 2004 was a one-time reinsurance premium of $123.0 million after tax for the reinsurance agreements for the individual income protection closed block business which was expensed for statutory reporting and a $250.6 million after tax statutory gain on the sale of the Canadian branch. Excluding these one-time items, the first nine months of 2004 statutory combined net income was $339.9 million, compared to a net loss of $1.0 million for first nine months of 2003.

Challenges

Issues for focus during the remainder of 2004 and into 2005 include:

•	examinations and investigations, including the investigations into broker compensation, the multistate market conduct examination and other claim related investigations, and the multidistrict litigation;

•	pressure on new sales and persistency due to the competitive pricing environment and concerns regarding the Company’s financial strength;

•	stabilizing or improving the Company’s existing debt and financial strength ratings;

•	the current low level of interest rates and the potential impact on the Company’s reserve discount rate on new claims; and

•	execution of the business plan.

The Company believes it has made progress during 2004 in addressing these and other issues. Throughout 2004, the Company has continued to cooperate and provide information in response to the multistate market conduct examination and other regulatory investigations, as discussed more fully below. The Company continues to take a disciplined approach to pricing, renewals, and risk selection, with a focused effort on balancing growth and profitability and maximizing persistency. The Company has proactively met with customers and brokers, as well as the rating agencies, to discuss the 2004 rating agency actions and the Company’s improved financial position and performance. The Company believes that its continued solid statutory earnings are illustrative of management’s ability to successfully improve profitability in its U.S. brokerage business. Additionally, the Company has improved its risk-based capital position for its U.S. insurance subsidiaries and increased the Company’s overall balance sheet strength through the combined 2004 and 2003 equity and equity-related securities offerings of $1.450 billion, the strengthening of existing claim reserves for its group income protection business, the reduction in the Company’s holdings in below-investment-grade securities, the restructuring of the individual income protection closed block of business, and the sale or reinsurance of several non-core businesses and product lines. The Company completed comprehensive scenario testing of its deferred policy acquisition costs and believes the asset to be fully recoverable. The current interest rate environment continues to be a challenge for the Company and may result in a lowering of the Company’s reserve discount rate on new income protection claims if the current level of interest rates prevails during the fourth quarter of 2004 and into 2005.

Examinations and Investigations

Broker Compensation, Quoting Process, and Related Matters

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas for additional information, including information regarding its quoting process and the placement of reinsurance coverages. The Company is reviewing its compensation policies and procedures for compliance with applicable legal requirements. As announced on October 19, 2004, the Company will not enter into any new broker compensation agreements until this review is completed, and the Company fully supports the complete and timely disclosure of compensation paid to the broker of a customer. The Company is cooperating with the NYAG’s requests and is in the process of gathering and providing information in response to these requests.

On October 26, 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut. This subpoena also requested information regarding the quoting process and information regarding compensation agreements with brokers. The Company will fully cooperate with this investigation.

On October 25, 2004, the Company received a letter from the Massachusetts Division of Insurance announcing its intention to conduct a limited scope market conduct examination to determine whether the allegations raised in the NYAG’s complaint against Marsh & McLennan are prevalent in the Commonwealth of Massachusetts. The Company will fully cooperate with the Division’s conduct of this examination.

Claim Related

Because of the number of market conduct examinations initiated during 2002 and 2003, the insurance commissioners of Maine, Massachusetts, and Tennessee, the states of domicile of the Company’s principal insurance subsidiaries, initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries and whether they reflected unfair claim settlement practices. These three insurance commissioners have acted as the lead state regulators in conducting the exam. The insurance departments of 47 other states, the District of Columbia, and American Samoa have joined as participants in the multistate exam.

While the multistate exam was in progress, other investigations of the Company’s claims handling practices were proceeding. The Company received a letter in September 2003 from the NYAG indicating that it was reviewing the disability claims handling practices and related issues of the Company and its insurance subsidiaries. The Company received several subsequent requests for additional information relating to several claims handling related issues and has been providing information in response to those requests.

In a letter dated March 25, 2004, the U.S. Department of Labor (DOL) informed the Company that it was conducting an examination pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) of the benefit plans the Company provides to its employees and the products and services provided to third party plans. The Company has been in the process of gathering and providing information in response to several requests.

As a result of the multistate exam and the other claim-related investigations, the Company has had extensive discussions beginning with the lead state regulators that were joined later by the DOL, the NYAG, and the insurance department of the State of New York, which joined because the Company has two insurance companies writing disability insurance that are domesticated in New York. Discussions also included the insurance department of California which had an examination and investigation relating in part to claims handling practices that raised issues similar to the issues raised in the multistate exam. The Company’s goal has been to have these regulators and agencies join a combined resolution of the claim handling issues that addresses the needs of the various constituents that have an interest in the Company and affect its business. While the Company acknowledges that this objective adds complexity to the process, it believes that substantial progress has been made. The discussions are ongoing, and no assurances can be given as to their outcome or the number of parties that may join a combined resolution.

While the multistate examination has been in progress, several states have chosen to pursue their own market conduct examinations and investigations, which include claim related as well as certain other state specific issues. These include California, Arizona, Minnesota and New Mexico. Although these states are also participants in the multistate examination, it is uncertain as to whether any of these states will join in any combined resolution of the claims handling matters, pursue their own examination to conclusion, or pursue a combination of joining a multistate resolution and resolving certain state specific issues separately.

These regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described in Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

2004 Significant Transactions and Events

Restructuring of Individual Income Protection - Closed Block Business

In the first quarter of 2004, the Company restructured its individual income protection - closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements with National Indemnity Company, a subsidiary of Berkshire Hathaway, to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection - closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit, which equals approximately $8.0 billion in existing statutory reserves. The maximum risk limit for the reinsurer is approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The Company retained the higher yielding investments historically associated with these reserves and redeployed these investments to other lines of business.

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the results reported for the first nine months of 2004.

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

The Company also chose as a part of this restructuring to raise in a non-public offering approximately $300 million of additional capital through the sale of adjustable conversion-rate equity security units to a group of private investors. This transaction closed during the second quarter of 2004. The Company subsequently registered the privately placed securities for resale by the private investors. In addition to restoring the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the reinsurance transaction, the Company used the proceeds to retain additional liquidity at the holding company level and may also use a portion of the proceeds to reduce its outstanding debt.

Acquisitions and Dispositions

During the second quarter of 2004, the Company completed the sale of its Canadian branch and reported a loss of $70.9 million after tax on the sale. On a statutory basis of reporting, Provident Life and Accident Insurance Company, the Company’s insurance subsidiary which included the Canadian branch business, reported a second quarter of 2004 gain of $250.6 million after tax on the sale of the branch. Additionally, the transaction resulted in an approximate 158 point improvement in the statutory risk-based capital (RBC) ratio of Provident Life and Accident Insurance Company and an approximate 29 point improvement in the Company’s RBC ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis.

Assets transferred to the buyer included available-for-sale fixed maturity securities with a fair value of $1,099.4 million and a book value of $957.7 million. Liabilities transferred included reserves of $1,254.8 million. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. At the close of the transaction, the bonds retained had a fair value of $732.9 million and a yield of 7.14 percent, which added approximately four basis points to the investment portfolio yield rate in the Company’s continuing operations. These investments were subsequently redeployed to the Company’s other lines of business. Financial results for the Canadian branch are reported as discontinued operations in the condensed consolidated financial statements. See “Discontinued Operations” contained herein in Item 2 and Note 2 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

In the second quarter of 2004, the Company acquired Integrated Benefits Management, a provider of case management services, at a price of $0.7 million. This acquisition will further broaden the relationship and distribution partnerships of the Company’s wholly-owned subsidiary, GENEX Services, Inc.

In the first quarter of 2004, Unum Limited became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to Unum Limited. Unum Limited also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom.

In the first quarter of 2004, the Company sold its Japanese operation, Unum Japan Accident Insurance Co., Ltd. The Company also entered into an agreement with the buyer to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. In conjunction with the restructuring of its Argentinean operation, the Company expects to reduce its ownership position in this operation to 40 percent during the fourth quarter of 2004 or in early 2005. The Company wrote down the book value of both the Japan and Argentinean operations to the estimated fair value less cost to sell during the fourth quarter of 2003.

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

Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the group long-term income protection claim discount rate would have changed a quarter’s incurred claim cost in 2004 by approximately $5.0 million.

The claim resolution rate is the rate of probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the insured, or a change in status in any given period. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. A claim closes due to maximum benefits being paid if all of the contractual benefits under the policy have been paid. A claim also closes if the policyholder recovers from his or her disability and is no longer receiving disability benefit payments or if the policyholder dies in the period. A claim may change status during the period. For example, a policyholder receiving disability benefits may return to part time work, and the claim benefit may be reduced to reflect the change to partial disability. Establishing claim resolution assumptions is complex and involves many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, etc. Claim resolution assumptions also vary by duration of disability and time since initially becoming disabled. The Company uses its extensive claim experience and analysis to develop its claim resolution assumptions. Claim resolution experience is studied over a number of years with more weight placed on the more recent experience. Claim resolution assumptions are established to represent the Company’s future resolution rate expectations. Due to the individual nature of each claim, it is unlikely that the claim resolution rate will be accurate for any particular claim. The Company establishes its claim resolution assumptions to apply as an average to its large base of active claims. In this manner, the assumed rates are much more accurate over the broad base of claims. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of resolution rate. For example, a one percent increase or decrease in the group long-term income protection claim resolution rate would have changed a quarter’s incurred claim cost in 2004 by approximately $3.0 million.

The Company has liability for claims that have been incurred but not reported to the Company and must establish a liability for these claims equal to the present value of the expected benefit payments. In addition to the discount rate and claim resolution rate, the incidence rate is also a primary assumption in the IBNR reserve. The incidence rate is the rate at which new claims per thousand insured lives are submitted to the Company. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The Company establishes the incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations. As the actual claims are reported and claim reserves are established, the accuracy of the IBNR emerges. While the Company expects its IBNR reserve to be appropriate over the long term, it will not always equal, in a particular reporting period, the actual reserve established for a reported claim. For example, a 10 basis point deviation in the actual incidence rate from that assumed in the IBNR reserve would have resulted in an increase or decrease of approximately $10.0 million in claim reserves established during a quarter in 2004, relative to the IBNR reserve previously established to cover those claims.

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	September 30, 2004			December 31, 2003
	IBNR	All Other	Total	IBNR	All Other	Total
Group Income Protection	$904.5	$8,924.6	$9,829.1	$901.8	$8,237.1	$9,138.9
Individual Income Protection - Recently Issued	121.0	1,034.2	1,155.2	105.5	1,003.8	1,109.3
Long-term Care	28.4	1,500.7	1,529.1	26.8	1,252.8	1,279.6

Income Protection Segment	1,053.9	11,459.5	12,513.4	1,034.1	10,493.7	11,527.8

Life and Accident Segment	339.4	2,189.7	2,529.1	313.3	2,099.3	2,412.6

Colonial Segment	74.5	1,114.3	1,188.8	77.2	1,046.1	1,123.3

Individual Income Protection - Closed Block Segment	357.4	12,280.1	12,637.5	368.3	11,892.2	12,260.5

Other Segment	246.3	8,278.0	8,524.3	256.2	8,272.4	8,528.6

Consolidated from Continuing Operations	$2,071.5	$35,321.6	$37,393.1	$2,049.1	$33,803.7	$35,852.8

Notes:
(1)	IBNR for income protection includes “Reopen Reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.
(2)	Total Consolidated equals the sum of “Policy and Contract Benefits”, “Reserves for Future Policy and Contract Benefits and Unearned Premiums”, and “Other Policyholders’ Funds” as reported in the consolidated statements of financial condition.

Total consolidated reserves as of September 30, 2004 increased 4.3 percent from December 31, 2003, with IBNR reserves increasing 1.1 percent and all other reserves increasing 4.5 percent. The IBNR increase is directly related to the underlying growth in the business within the Income Protection and Life and Accident segments. The rapid premium growth within the Company’s operations in the United Kingdom contributed to this IBNR growth along with premium growth within the long-term care and individual income protection - recently issued lines of business. The increase in all other reserves is driven by growth within the U.K. operations and the long-term care line of business along with the first quarter of 2004 reserve charge of $110.6 million in the Individual Income Protection - Closed Block segment.

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

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the following factors:

•	The probability of recovering principal and interest.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Any other key measures for the related security.

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

Private placement fixed maturity securities had a fair value of approximately $3.7 billion, or 11.9 percent of total fixed maturity securities at September 30, 2004. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of September 30, 2004, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.37 percent for five-year maturities to 4.89 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.66 percent to 1.44 percent plus an additional 30 basis points were added to the risk free rate to consider the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the September 30, 2004 net unrealized gain in the fixed maturity securities portfolio by approximately $2.3 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at September 30, 2004 is attributable primarily to the acquisition of Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Under the Life Insurance Company Tax Act of 1959, life companies were required to maintain a policyholders’ surplus account containing the accumulated portion of current income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During the third quarter of 2004, the American Jobs Creation Action of 2004 (HR 4520) was enacted. HR 4520 contains a suspension of taxation on the balances distributed from the Company’s policyholders’ surplus account during 2005 and 2006.

The amount of the Company’s policyholders’ surplus account at December 31, 2003, was approximately $228.8 million. Under HR 4520, distributions made by the Company, including dividend distributions, are deemed to occur first from the policyholders’ surplus account. The Company expects to distribute the entire balance of the policyholders’ surplus account during the prescribed tax suspension period. This will result in the elimination of a future potential tax of approximately $80.1 million. This will also allow the Company to engage in transactions in the future without concern of triggering a tax liability related to distributions from the policyholders’ surplus account. No current or deferred federal income taxes have presently been provided on these amounts because management considers the conditions under which such taxes would be paid to be remote. Therefore, HR 4520 does not affect the consolidated financial position or results of operations of the Company.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Revenue
Premium Income	$1,962.3	2.1%	$1,921.3	$5,875.3	3.0%	$5,703.8
Net Investment Income	527.2	(5.1)	555.3	1,594.2	(1.0)	1,609.6
Net Realized Investment Gain (Loss)	64.5	N.M.	(25.8)	3.4	(102.5)	(137.4)
Other Income	101.3	(4.0)	105.5	315.4	3.6	304.3

Total	2,655.3	3.9	2,556.3	7,788.3	4.1	7,480.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,764.2	(0.1)	1,765.9	5,400.3	(4.8)	5,675.1
Commissions	207.8	0.1	207.5	641.5	(0.2)	642.8
Interest and Debt Expense	53.4	6.8	50.0	154.1	12.2	137.4
Deferral of Policy Acquisition Costs	(137.9)	(14.4)	(161.1)	(432.3)	(14.7)	(506.8)
Amortization of Deferred Policy Acquisition Costs	108.2	(6.3)	115.5	326.4	(5.6)	345.7
Amortization of Value of Business Acquired	4.5	(53.1)	9.6	13.6	(54.8)	30.1
Impairment of Intangible Assets	—	—	—	856.4	N.M.	—
Compensation Expense	182.1	(6.8)	195.4	554.9	(4.1)	578.5
Other Operating Expenses	217.2	(3.8)	225.8	675.7	(0.9)	681.9

Total	2,399.5	(0.4)	2,408.6	8,190.6	8.0	7,584.7

Income (Loss) from Continuing Operations Before Income Tax	255.8	73.2	147.7	(402.3)	N.M.	(104.4)
Income Tax (Benefit)	88.2	78.5	49.4	(75.6)	58.2	(47.8)

Income (Loss) from Continuing Operations	167.6	70.5	98.3	(326.7)	N.M.	(56.6)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	N.M.	10.4	(60.8)	N.M.	17.4

Net Income (Loss)	$167.6	54.2	$108.7	$(387.5)	N.M.	$(39.2)

N.M. = not a meaningful percentage

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Income Protection Segment

Fully Insured Products
Group Long-term Income Protection	$41.1	(23.9)%	$54.0	$179.5	(21.1)%	$227.6
Group Short-term Income Protection	8.3	(42.0)	14.3	50.9	(24.3)	67.2
Individual Income Protection - Recently Issued	25.9	(8.5)	28.3	78.2	(12.7)	89.6
Group Long-term Care	3.6	(28.0)	5.0	11.4	(25.0)	15.2
Individual Long-term Care	4.2	(56.7)	9.7	15.6	(56.7)	36.0

Total Fully Insured Products	83.1	(25.3)	111.3	335.6	(23.0)	435.6

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.1	(90.9)	1.1	0.4	(84.6)	2.6
Group Short-term Income Protection	0.9	(35.7)	1.4	3.4	(46.9)	6.4

Total ASO Products	1.0	(60.0)	2.5	3.8	(57.8)	9.0
Income Protection Segment	84.1	(26.1)	113.8	339.4	(23.7)	444.6

Life and Accident Segment
Group Life	46.9	41.3	33.2	154.3	(4.8)	162.1
Accidental Death & Dismemberment	2.1	(36.4)	3.3	8.2	(46.1)	15.2
Brokerage Voluntary Life and Other	15.6	31.1	11.9	64.7	5.9	61.1

Life and Accident Segment	64.6	33.5	48.4	227.2	(4.7)	238.4

Colonial Segment	61.2	(1.0)	61.8	186.1	(0.5)	187.0

Individual Income Protection - Closed Block Segment	1.9	(29.6)	2.7	5.8	(34.1)	8.8

Total Sales from Continuing Operations	211.8	(6.6)	226.7	758.5	(13.7)	878.8

Discontinued Operations	—	N.M.	7.6	10.1	(59.9)	25.2

Total	$211.8	(9.6)	$234.3	$768.6	(15.0)	$904.0

N.M. = not a meaningful percentage

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales expected to be received and reported as premium income or fee income during the next twelve months following or commencing in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP because new annualized premiums measure current sales performance, while premium income and fee income are recognized when earned and reflect renewals and persistency of in force policies written in prior years as well as current new sales.

Premiums for fully insured products are reported as premium income while the fees for administrative services only (ASO) products, wherein the risk and responsibility for funding claim payments remains with the customer, are included in other income. Sales, together with persistency of the existing block of business and the Company’s renewal program, are an indicator of growth in the Company’s premium and fee income. Trends in new sales, as well as existing market share, are also indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new product offerings. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business. Sales growth was not expected during 2004 for the Company’s group income protection and its group life and accidental death and dismemberment lines of business, particularly in the large-employer market, as the Company continued with the strategy it implemented in 2003 to shift its business mix so as to increase its share of its mid- and small-employer markets. The Company intends to maintain its disciplined approach to pricing, renewals, and risk selection, with a focused effort on balancing growth and profitability. While managing its business mix in this disciplined manner, the Company expects to continue to be a leading provider in the large-employer market segment.

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

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating Revenue by Segment	$2,590.8	$2,582.1	$7,784.9	$7,617.7
Net Realized Investment Gain (Loss)	64.5	(25.8)	3.4	(137.4)

Revenue	$2,655.3	$2,556.3	$7,788.3	$7,480.3

Operating Income (Loss) by Segment	$191.3	$173.5	$(405.7)	$33.0
Net Realized Investment Gain (Loss)	64.5	(25.8)	3.4	(137.4)
Income Tax (Benefit)	88.2	49.4	(75.6)	(47.8)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	10.4	(60.8)	17.4

Net Income (Loss)	$167.6	$108.7	$(387.5)	$(39.2)

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

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$1,033.5	4.2%	$992.2	$3,083.1	5.2%	$2,929.8
Net Investment Income	222.4	(4.8)	233.7	666.7	(0.1)	667.5
Other Income	63.9	4.1	61.4	190.0	8.2	175.6

Total	1,319.8	2.5	1,287.3	3,939.8	4.4	3,772.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	875.6	0.9	867.4	2,616.1	(12.5)	2,991.4
Commissions	103.2	3.9	99.3	314.5	2.5	306.8
Deferral of Policy Acquisition Costs	(63.6)	(18.6)	(78.1)	(200.0)	(21.4)	(254.5)
Amortization of Deferred Policy Acquisition Costs	49.1	(1.4)	49.8	146.8	0.6	145.9
Amortization of Value of Business Acquired	3.7	N.M.	1.1	11.0	N.M.	2.8
Operating Expenses	256.6	(1.2)	259.7	791.1	2.8	769.4

Total	1,224.6	2.1	1,199.2	3,679.5	(7.1)	3,961.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$95.2	8.1	$88.1	$260.3	N.M.	$(188.9)

N.M. = not a meaningful percentage

Segment Sales

Group long-term income protection sales on a fully insured basis decreased during the third quarter and nine months of 2004 compared to the same periods of 2003 due to declines in the Company’s U.S. brokerage business. The Company’s U.S. brokerage sales of group long-term income protection products declined 36.7 percent and 42.4 percent for the three and nine months ended September 30, 2004 relative to the comparable periods of 2003 due to a decline in sales in the large-employer market as a result of the Company’s disciplined approach to pricing and also due to the Company’s continued shift to focus on the small- and mid-employer market to restore a more balanced mix of business between small, medium, and large employer customers. The decrease in the U.S. sales was partially offset by growth of 14.8 percent and 61.5 percent in the Company’s United Kingdom operations for the third quarter and first nine months of 2004 compared to the same periods last year. Group short-term income protection sales on a fully insured basis also decreased in the third quarter and first nine months of 2004 compared to the prior year due to the Company’s shift in its business strategy.

Sales for individual income protection – recently issued declined primarily due to a decrease in sales in both the U.S. operations and the Company’s United Kingdom operations. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 80 percent for the first nine months of 2004 and 77 percent for full year 2003 sales.

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

Sales for the third quarter of 2004 were consistent with Company expectations. The Company anticipated relatively weaker sales comparisons throughout 2004 relative to 2003 for both group and individual income protection products, primarily as a result of the competitive pricing environment and, to a lesser extent, due to the adverse publicity surrounding the Company. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of the existing block of business, but the Company is prepared to shrink its business in order to maintain appropriate profit margins.

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

Persistency during the first nine months of 2004 for the overall block of group long-term income protection on average declined from that experienced in full year 2003. Persistency for fully insured short-term income protection also declined, on average, over the prior year. These declines in persistency were expected due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Approximately 35 percent of the Company’s group business has an effective renewal date of January 1. Because of competitive pricing and the adverse publicity surrounding the Company, the Company believes there may be a greater risk for a decline in persistency for the business to be renewed effective January 1, 2005 than would have otherwise existed. Persistency rates are anticipated to be approximately two to four percentage points lower than the persistency rates experienced during 2004. For the years

2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The persistency of individual income protection and long-term care continues to be within expected levels.

During the third quarter of 2004, the Company completed comprehensive scenario testing with respect to the amortization and recoverability of its group income protection and group life deferred policy acquisition costs under severe prolonged adverse persistency levels. The deferred policy acquisition costs were fully recoverable, even when tested at persistency rates deteriorating to below 70 percent and continuing at that level throughout the remainder of the life of the inforce block. The assessment was performed primarily to test the limits of recoverability. Sustained adverse persistency at the levels tested, while not resulting in a loss recognition charge, would result in lower emerging future profits due to lower overall premium levels and additional acceleration, on a prospective basis, of the amortization of deferred policy acquisition costs relative to the “scheduled” or expected amortization, but the Company does not anticipate prolonged persistency rates at the stress levels tested. The study was the result of normal experience testing.

A critical part of the Company’s strategy for group income protection involves executing its renewal program and managing persistency in its existing block of business, both of which management expects will have a positive effect on future profitability. The Company has shifted emphasis from revenue growth to profit margin expansion, raising prices and remaining more disciplined in risk selection, and restoring a more balanced mix of business between small, medium, and large employer customers, since large employer customers are often more price sensitive and vulnerable to weak economic conditions. The Company’s renewal programs have generally been successful in retaining group income protection business that is relatively more profitable than business that terminated.

While it is expected that the additional premium and related profits associated with renewal activity will continue to emerge, the Company intends to maintain a disciplined approach in the re-pricing of renewal business, while balancing the need to maximize persistency and retain producer relationships.

Group Income Protection Operating Results

Shown below are financial results and key performance indicators for group income protection.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Income Protection	$635.9	5.5%	$602.6	$1,896.2	6.4%	$1,782.9
Group Short-term Income Protection	151.6	(4.3)	158.4	464.6	(1.5)	471.9

Total Premium Income	787.5	3.5	761.0	2,360.8	4.7	2,254.8
Net Investment Income	178.5	(3.2)	184.4	530.9	0.4	528.8
Other Income	17.8	11.3	16.0	52.5	30.0	40.4

Total	983.8	2.3	961.4	2,944.2	4.3	2,824.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	693.9	(1.8)	706.5	2,099.9	(16.7)	2,520.7
Commissions	58.9	10.3	53.4	178.4	3.4	172.5
Deferral of Policy Acquisition Costs	(25.1)	(25.1)	(33.5)	(74.5)	(32.1)	(109.8)
Amortization of Deferred Policy Acquisition Costs	26.1	2.0	25.6	77.9	1.2	77.0
Amortization of Value of Business Acquired	3.7	N.M.	1.0	10.9	N.M.	2.6
Operating Expenses	166.4	(2.6)	170.9	512.0	2.6	499.2

Total	923.9	—	923.9	2,804.6	(11.3)	3,162.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$59.9	59.7	$37.5	$139.6	141.3	$(338.2)

Benefit Ratio (% of Premium Income) (1)	88.1%		92.8%	88.9%		111.8%
Operating Expense Ratio (% of Premium Income)	21.1%		22.5%	21.7%		22.1%
Operating Expense Ratio (% of Premium + Fee Income)	20.7%		22.0%	21.3%		21.8%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (1)	7.6%		4.9%	5.9%		(15.0)%

Persistency - U.S. Group Long-term Income Protection				84.6%		87.3%
Persistency - U.S. Group Short-term Income Protection				80.2%		84.7%

(1)	Included in these ratios is the first quarter 2003 before-tax reserve strengthening of $454.0 million. Excluding this charge, the benefit ratio and before-tax operating income (loss) ratio for the nine months of 2003 would have been 91.7% and 5.1%, respectively.

N.M. = not a meaningful percentage

Operating revenue for group income protection improved primarily due to increases in premium income. Premium income for the U.S. brokerage business was fairly flat period to period. The growth in group long-term income protection premium income occurred in the Company’s United Kingdom business and was primarily attributable to the 2003 acquisition of the United Kingdom group income protection business of Sun Life, as previously discussed. Premium income in the United Kingdom group long-term income protection business increased 41.3 percent, or $37.8 million, in the third quarter of 2004 and $108.4 million in the first nine months of 2004 relative to the same periods of 2003. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the growth rate in premium income in the United Kingdom’s group long-term income protection line was approximately 25 percent year over year for both the third quarter and nine month periods. Net investment income decreased in 2004 compared with the third quarter and first nine months of 2003 due to lower investment portfolio yields and a decline in principal prepayments on mortgage-backed securities and bond calls, offset somewhat by the growth in invested assets supporting this line of business. Included in other income are ASO fees of $14.3 million and $42.4 million for the third quarter and first nine months of 2004, respectively, and $13.2 million and $34.9 million for the prior year comparable periods.

Contributing to the decrease in the third quarter 2004 benefit ratio relative to the prior year comparable period was a decline in the submitted claim incidence rate for group long-term income protection. This reduced benefits and change in reserves approximately $23.0 million relative to the prior year third quarter. For the nine month periods, the 2004 claim resolution rate was higher than 2003, while the submitted claim incidence in 2004 was slightly lower than the incidence rate experienced in the first nine months of 2003. The impact on benefits and change in reserves for the higher claim resolution rate was a decrease of approximately $17.0 million. The Company believes the incidence levels are driven in part by economic trends, including consumer confidence. For group short-term income protection, the benefit ratio was lower primarily due to a decline in paid claim incidence in the third quarter and nine months of 2004 compared to the prior year periods.

Costs capitalized during 2004 for group income protection were lower than in the prior year third quarter and first nine months due to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales. The amortization of value of business acquired increased during 2004 due to the previously discussed United Kingdom transaction with Swiss Life.

As previously discussed, during the first quarter of 2003, the Company strengthened its group income protection claim reserves $454.0 million. Excluding this charge, group income protection would have reported operating income of $115.8 million for the first nine months of 2003.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s group income protection business. Components of claims experience, including, but not limited to, incidence levels and claims duration, may be worse than expected. The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing any fundamental change which might occur in the risk associated with a particular industry or company within an industry. Although approximately 25 percent of the Company’s overall block of group income protection business is in the manufacturing and wholesale/retail industry segments, which tend to be economically sensitive, the Company believes it has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry.

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

Individual Income Protection - Recently Issued Operating Results

Shown below are financial results and key performance indicators for individual income protection – recently issued.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$133.5	4.9%	$127.3	$392.2	4.2%	$376.5
Net Investment Income	17.6	(31.3)	25.6	61.3	(22.4)	79.0
Other Income	1.6	—	1.6	3.8	(33.3)	5.7

Total	152.7	(1.2)	154.5	457.3	(0.8)	461.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	80.8	15.8	69.8	225.2	3.8	216.9
Commissions	27.3	(2.2)	27.9	86.3	8.0	79.9
Deferral of Policy Acquisition Costs	(30.4)	(0.3)	(30.5)	(97.0)	(0.4)	(97.4)
Amortization of Deferred Policy Acquisition Costs	17.4	(4.4)	18.2	52.1	3.0	50.6
Amortization of Value of Business Acquired	—	N.M.	0.1	0.1	(50.0)	0.2
Operating Expenses	36.6	10.2	33.2	115.7	13.9	101.6

Total	131.7	11.0	118.7	382.4	8.7	351.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$21.0	(41.3)	$35.8	$74.9	(31.5)	$109.4

Benefit Ratio (% of Premium Income)	60.5%		54.8%	57.4%		57.6%
Interest Adjusted Loss Ratio	49.3%		43.3%	45.8%		45.8%
Operating Expense Ratio (% of Premium Income)	27.4%		26.1%	29.5%		27.0%
Before-tax Operating Income Ratio (% of Premium Income)	15.7%		28.1%	19.1%		29.1%
U.S. Persistency				90.1%		89.7%

N.M. = not a meaningful percentage

The decline in net investment income in 2004 relative to the prior year resulted from a decline in the yield on the portfolio as well as internal redistributions of invested assets in conjunction with the Company’s management of asset and liability cash flows.

The increase in the benefit ratio for the third quarter of 2004 relative to the prior year third quarter was primarily due to a decline in the net claim resolution rate, partially offset by a decrease in submitted claim incidence. The impact on benefits and change in reserves for the lower claim resolutions was an increase of approximately $20.0 million compared to the third quarter of 2003, offset by a decrease of approximately $10.0 million for the lower submitted claim incidence. Multi-life business, which constitutes approximately 58 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business.

Long-term Care Operating Results

Shown below are financial results and key performance indicators for long-term care.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Care	$36.7	14.7%	$32.0	$106.1	16.1%	$91.4
Individual Long-term Care	75.8	5.4	71.9	224.0	8.2	207.1

Total Premium Income	112.5	8.3	103.9	330.1	10.6	298.5
Net Investment Income	26.3	11.0	23.7	74.5	24.8	59.7
Other Income	(0.1)	N.M.	—	0.2	N.M.	(0.3)

Total	138.7	8.7	127.6	404.8	13.1	357.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.9	10.8	91.1	291.0	14.7	253.8
Commissions	17.0	(5.6)	18.0	49.8	(8.5)	54.4
Deferral of Policy Acquisition Costs	(8.1)	(42.6)	(14.1)	(28.5)	(39.7)	(47.3)
Amortization of Deferred Policy Acquisition Costs	5.6	(6.7)	6.0	16.8	(8.2)	18.3
Operating Expenses	13.4	(16.8)	16.1	42.1	(18.7)	51.8

Total	128.8	10.0	117.1	371.2	12.1	331.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$9.9	(5.7)	$10.5	$33.6	24.9	$26.9

Benefit Ratio (% of Premium Income)	89.7%		87.7%	88.2%		85.0%
Operating Expense Ratio (% of Premium Income)	11.9%		15.5%	12.8%		17.4%
Before-tax Operating Income Ratio (% of Premium Income)	8.8%		10.1%	10.2%		9.0%

Persistency - U.S. Group Long-term Care				92.3%		91.6%
Persistency - U.S. Individual Long-term Care				96.6%		96.2%

N.M. = not a meaningful percentage

Premium income increased compared to the third quarter and first nine months of 2003 primarily due to new sales growth in previous periods. New annualized sales for long-term care were $7.8 million and $14.7 million for the third quarters of 2004 and 2003, respectively, and $70.9 million for full year 2003. Changes in the product offering during 2003 have decreased the 2004 growth in individual long-term care sales relative to historical trends. This is expected to continue and will result in a slower rate of growth in premium income. Net investment income increased due to the growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable.

Paid new claims for long-term care were higher in the third quarter of 2004 than in the comparable period of 2003. The net claim resolution rate was also higher in the third quarter of 2004 compared to the third quarter of 2003. For the first nine months, both new claims and the net resolution rate were at a level consistent with the comparable period of 2003. Results for long-term care continue to be volatile due to the relatively small size of this block of business.

Acquisition costs capitalized during 2004 were lower than in the prior year third quarter and first nine months due to the reduction in sales. Operating expenses in 2004 also declined relative to the prior year due to lower selling expenses.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $44.6 million and $133.5 million in the third quarter and first nine months of 2004, respectively, compared to $43.8 million and $129.8 million in the comparable periods of 2003. Operating income totaled $4.4 million in the third quarter of 2004 compared to $4.3 million in the third quarter of 2003 and $12.2 million and $13.0 million for the first nine months of 2004 and 2003, respectively.

Segment Outlook

The Company’s primary focus for the remainder of 2004 and into 2005 for Income Protection will continue to be profitability enhancement, with an emphasis on the core markets and a balanced mix of business. Sales in the fourth quarter of 2004 are expected to grow relative to the third quarter of 2004 but will remain consistent with the results for the third quarter of 2004 relative to period over period comparisons with 2003 sales. In 2005, the Company expects moderate, disciplined year over year sales growth in line with overall industry growth.

The Company will continue in 2005 with its disciplined approach to pricing and also with the strategy of shifting its business mix from the large-employer market to the mid- and small-employer markets. The Company expects to continue to generate sales in the large-employer market, although below historical growth levels, and to be a leading provider in this market segment.

The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business. The Company also expects that its income protection product results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment. Continuation of the current low interest rate environment may result in a lowering of the Company’s reserve discount rate on new income protection claims in either the fourth quarter of 2004 or early 2005.

Life and Accident Segment Operating Results

Shown below are financial results and key performance indicators for the life and accident segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Group Life	$383.8	0.1%	$383.6	$1,167.5	2.6%	$1,138.0
Accidental Death & Dismemberment	45.3	(10.1)	50.4	137.9	(9.8)	152.9
Brokerage Voluntary Life and Other	55.9	11.8	50.0	165.9	11.3	149.1

Total Premium Income	485.0	0.2	484.0	1,471.3	2.2	1,440.0
Net Investment Income	50.0	(1.4)	50.7	140.4	(3.0)	144.8
Other Income	4.0	—	4.0	12.7	17.6	10.8

Total	539.0	0.1	538.7	1,624.4	1.8	1,595.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	375.6	0.9	372.4	1,133.6	2.1	1,110.0
Commissions	41.2	(6.6)	44.1	130.8	(2.6)	134.3
Deferral of Policy Acquisition Costs	(31.3)	(22.3)	(40.3)	(99.9)	(17.2)	(120.7)
Amortization of Deferred Policy Acquisition Costs	26.9	2.3	26.3	82.2	2.9	79.9
Amortization of Value of Business Acquired	0.5	—	0.5	1.7	30.8	1.3
Operating Expenses	65.3	(5.9)	69.4	199.7	0.6	198.6

Total	478.2	1.2	472.4	1,448.1	3.2	1,403.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$60.8	(8.3)	$66.3	$176.3	(8.3)	$192.2

Benefit Ratio (% of Premium Income)	77.4%		76.9%	77.0%		77.1%
Operating Expense Ratio (% of Premium Income)	13.5%		14.3%	13.6%		13.8%
Before-tax Operating Income Ratio (% of Premium Income)	12.5%		13.7%	12.0%		13.3%

Persistency - U.S. Group Life				83.6%		83.3%
Persistency - U.S. Accidental Death & Dismemberment				80.7%		85.1%
Persistency - Brokerage Voluntary Life				84.0%		84.2%
Persistency - Brokerage Voluntary Other				75.4%		78.4%

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants.

Segment Sales

Sales for group life increased in the third quarter of 2004 relative to the same period in the prior year due to increases in both the U.S. and the United Kingdom operations. Sales for group life decreased for the first nine months of 2004 relative to the prior year due to a 32.7 percent decrease in sales in the Company’s U.S. operations, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales for the first nine months is primarily attributable to a more competitive market and also due to lower large case sales resulting from the previously discussed business mix shift. The increase in the United Kingdom sales is partially due to the inclusion of additional sales generated as a result of the 2003 Sun Life acquisition. Brokerage voluntary life and other sales improved in the third quarter of 2004 relative to last year, and are generally in line with the Company’s expectations.

Operating Results

Premium growth for the first nine months of 2004 relative to 2003 was attributable primarily to strong group life sales results in the United Kingdom operations and sales growth in the brokerage voluntary lines.

Submitted and paid claim incidence for group life were both higher in the first nine months of 2004 relative to the same period of 2003. Paid claim incidence was also higher in the third quarter of 2004 relative to the prior year third quarter, but submitted incidence was stable. The average paid claim size for group life increased during the third quarter and first nine months relative to the third quarter and first nine months of 2003. Notwithstanding the higher incidence and average size of claim, the benefit ratio for the segment in the first nine months of 2004 decreased slightly compared to the first nine months of 2003 due to the growth in premium income. Premium income for the third quarter was relatively flat year over year, resulting in an increase in the segment’s benefit ratio given the increase in group life paid incidence and average size of claim.

Acquisition costs capitalized during 2004 for the life and accident segment were lower than in the prior year third quarter and first nine months due primarily to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. Sales of group life and accidental death and dismemberment products during the fourth quarter of 2004 are expected to be below 2003 levels. In 2005, the Company expects moderate, disciplined sales growth in line with overall industry growth. The Company intends to continue its disciplined approach to risk selection and pricing and focus on profitability and a more balanced mix of business between large, medium, and small employer markets. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection may reduce persistency somewhat in the group life line as well. The Company anticipates that persistency rates may be approximately two to four percentage points lower than the level of 2004.

The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines.

Colonial Segment Operating Results

Shown below are financial results and key performance indicators for the Colonial segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income
Income Protection	$122.5	5.1%	$116.6	$362.2	4.4%	$347.0
Life	26.8	10.7	24.2	80.1	12.2	71.4
Other	37.1	11.7	33.2	109.2	11.5	97.9

Total Premium Income	186.4	7.1	174.0	551.5	6.8	516.3
Net Investment Income	23.5	2.6	22.9	70.0	8.0	64.8
Other Income	0.7	75.0	0.4	1.7	(19.0)	2.1

Total	210.6	6.7	197.3	623.2	6.9	583.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	102.7	4.8	98.0	304.8	4.5	291.7
Commissions	43.2	2.6	42.1	132.1	6.8	123.7
Deferral of Policy Acquisition Costs	(43.1)	4.6	(41.2)	(132.4)	5.5	(125.5)
Amortization of Deferred Policy Acquisition Costs	32.2	11.4	28.9	97.3	9.9	88.5
Amortization of Value of Business Acquired	0.3	N.M.	(0.4)	0.9	N.M.	0.3
Operating Expenses	35.7	13.7	31.4	104.9	10.0	95.4

Total	171.0	7.7	158.8	507.6	7.1	474.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$39.6	2.9	$38.5	$115.6	6.0	$109.1

Benefit Ratio (% of Premium Income)	55.1%		56.3%	55.3%		56.5%
Operating Expense Ratio (% of Premium Income)	19.2%		18.0%	19.0%		18.5%
Before-tax Operating Income Ratio (% of Premium Income)	21.2%		22.1%	21.0%		21.1%

Persistency - Income Protection and Accident and Sickness				76.1%		75.1%
Persistency - Life				85.2%		88.6%
Persistency - Cancer and Critical Illness				84.9%		83.6%

N.M. = not a meaningful percentage

The Colonial segment includes insurance for income protection, accident and sickness, life, cancer, and critical illness issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency field sales force and brokers.

Segment Sales

The slight sales decrease in the third quarter and first nine months of 2004 relative to the same period of 2003 is attributable to a decline in sales of the individual short-term income protection product as well as the impact from discontinuing new sales of group long-term income protection. Partially offsetting this decrease is an increase in the cancer and life products sales relative to the third quarter and first nine months of 2003. The Company’s expectation is that sales momentum will return to positive growth in the Colonial segment during the remainder of the year and into 2005.

Operating Results

Growth in premium income was attributable primarily to favorable persistency. The 2004 third quarter and nine months benefit ratio for this segment was slightly lower than the comparable periods of 2003 due primarily to a lower benefit ratio for the income protection product line. This resulted in an improvement in benefits and change in reserves of approximately $7.2 million and $13.3 million for the third quarter and first nine months of 2004 relative to what would have been reported had the benefit ratio equaled that of the prior year. The individual short-term income protection line reported a lower claim incidence rate for the third quarter of 2004 compared to the same period last year. Individual short-term income protection claim incidence decreased for the first nine months of 2004 compared with the prior year first nine months while the average claim duration for closed claims was higher in both the third quarter and first nine months of 2004 relative to the comparable periods of 2003. The average indemnity for individual short-term income protection was higher in the third quarter and nine months of 2004 relative to the third quarter and first nine months of 2003. For accident and sickness, the claim incidence rate decreased in the third quarter and first nine months of 2004 relative to the prior year periods, but the average claim payment increased over that reported from the third quarter and first nine months of 2003. The life line of business reported an increase in the number of paid claims relative to the third quarter and first nine months of 2003 and an increase in the average claim payment.

Segment Outlook

The Company’s key areas of focus in 2004 for Colonial have been sales growth, revenue growth, and increased profitability. Providing quality service is also a focus for the Company. Past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. In the remainder of 2004 and into 2005, the emphasis will be on achieving consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

Individual Income Protection - Closed Block Segment Operating Results

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$246.8	(5.8)%	$262.1	$747.3	(5.5)%	$791.1
Net Investment Income	192.6	(7.4)	208.0	595.5	(2.9)	613.2
Other Income	21.1	(30.1)	30.2	69.1	(10.4)	77.1

Total	460.5	(8.0)	500.3	1,411.9	(4.7)	1,481.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	370.6	(5.6)	392.7	1,240.5	6.4	1,165.5
Commissions	20.0	(2.4)	20.5	58.5	(15.0)	68.8
Deferral of Policy Acquisition Costs	—	N.M.	(1.5)	—	N.M.	(6.1)
Amortization of Deferred Policy Acquisition Costs	—	N.M.	10.4	—	N.M.	31.3
Amortization of Value of Business Acquired	—	N.M.	8.4	—	N.M.	25.7
Impairment of Intangible Assets	—	—	—	856.4	N.M.	—
Operating Expenses	36.7	(27.5)	50.6	117.1	(24.9)	155.9

Total	427.3	(11.2)	481.1	2,272.5	57.7	1,441.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$33.2	72.9	$19.2	$(860.6)	N.M.	$40.3

Benefit Ratio (% of Premium Income) (1)	150.2%		149.8%	166.0%		147.3%
Interest Adjusted Loss Ratio	89.0%		85.0%	87.0%		82.9%
Operating Expense Ratio (% of Premium Income)	14.9%		19.3%	15.7%		19.7%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	13.5%		7.3%	(115.2)%		5.1%
Persistency				94.1%		94.4%

(1)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for the nine months of 2004 would have been 151.2%.
(2)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income ratio for the nine months of 2004 would have been 14.2%.

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

Operating Results

Premium income decreased relative to the prior year due to the expected decline in this closed block of business and also due to a 2003 reinsurance transaction wherein the Company reinsured a block of individual income protection policies previously sold through trade associations. The transaction, which closed during the fourth quarter of 2003 with an effective date of April 1, 2003, reduced third quarter and first nine months 2004 premium income relative to the third quarter and first nine months of 2003 by approximately $7.3 million and $22.4 million, respectively. Net investment income declined in the third quarter and first nine months of 2004 relative to the prior year periods due to a decline in the portfolio yield rate and, during the third quarter of 2004, due to lower prepayments on mortgage-backed securities. Net investment income was also negatively impacted due to the cash held during the first half of 2004 in conjunction with the pending transfer of cash for the reinsurance agreements entered into as part of the restructuring of this block. Other income includes the underlying results of the block of business which was reinsured with Centre Life Reinsurance Limited in 1996, as well as miscellaneous income pertaining to other blocks of reinsured business.

The slight increase in the benefit ratio for the third quarter of 2004 relative to the third quarter of 2003 was due to a lower net claim resolution rate, which increased benefits and change in reserves approximately $20.0 million, almost entirely offset by a decline in the submitted claim incidence rate.

The operating expense ratio decreased relative to the third quarter and first nine months of 2003, due primarily to a reduction in selling and underwriting expenses. A minimal amount of new business was still being sold during 2003, primarily related to update features on existing policies.

Included in the loss for the first nine months of 2004 were the previously discussed first quarter charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and $110.6 million for the claim reserve charge, for a total of $967.0 million. Due to the impairment of intangible assets as of January 1, 2004, no “scheduled” amortization of deferred policy acquisition costs or value of business acquired was included in operating results for this segment. The amount of “scheduled” amortization would have been approximately $17.5 million and $51.0 million, respectively, for the third quarter and first nine months of 2004 had the asset impairment not occurred.

Segment Outlook

The Company believes that the restructuring for this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. The expense ratio is expected to remain fairly consistent throughout the remainder of the year and into 2005 with that reported for the first nine months. As discussed previously, future operating earnings relative to 2003 will be positively impacted due to the lack of amortization of deferred policy acquisition costs and value of business acquired. Continuation of the current low interest rate environment may result in a lowering of the Company’s reserve discount rate on new individual income protection – closed block claims in either the fourth quarter of 2004 or early 2005.

Other Segment Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	% Change	2003	2004	% Change	2003
Operating Revenue
Premium Income	$10.6	17.8%	$9.0	$22.1	(16.9)%	$26.6
Net Investment Income	32.1	(0.3)	32.2	96.3	(9.8)	106.8
Other Income	7.8	(13.3)	9.0	27.6	(5.8)	29.3

Total	50.5	0.6	50.2	146.0	(10.3)	162.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	39.7	12.1	35.4	105.3	(9.6)	116.5
Other Expenses	3.5	(42.6)	6.1	15.8	(16.8)	19.0

Total	43.2	4.1	41.5	121.1	(10.6)	135.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$7.3	(16.1)	$8.7	$24.9	(8.5)	$27.2

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

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. Total operating revenue was $3.2 million and $3.0 million for the third quarter of 2004 and 2003, respectively, and $2.8 million and $13.0 million for the first nine months of 2004 and 2003, respectively. During the third quarter of 2004 and 2003, the reinsurance pools and management operations reported operating losses of $2.0 million and $0.3 million, respectively. For the first nine months of 2004 and 2003, the operating losses were $6.1 million and $6.8 million, respectively.

Individual Life and Corporate-Owned Life

During 2000 the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The $388.2 million before-tax gain on the reinsurance transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. The unamortized balance of the deferred gain was $283.1 million at December 31, 2003. Total operating revenue was $10.0 million and $9.6 million for the third quarter of 2004 and 2003, respectively. Operating income for the same periods was $9.4 million and $7.6 million. For the first nine months of 2004 and 2003, operating revenue was $30.0 million and $30.4 million, respectively, and operating income was $27.8 million and $25.6 million.

Other

Other closed lines of business within the Other segment had operating revenue of $37.3 million and $37.6 million in the third quarter of 2004 and 2003 and operating income (losses) of $(0.1) million and $1.4 million. For the first nine months of 2004 and 2003, operating revenue was $113.2 million and $119.3 million, respectively, and operating income was $3.2 million and $8.4 million. Included in these amounts are the operating results for the

Company’s Argentinean operation, which produced operating revenue of $8.5 million and $6.7 million in the third quarter of 2004 and 2003, respectively, and a relatively equal amount of benefits and expenses for both periods. For the first nine months of 2004 and 2003, operating revenue for the Argentinean operation was $24.5 million and $17.8 million, respectively. The operating loss was $1.0 million in the first nine months of 2004 and essentially zero for the same period of 2003.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate expenses not allocated to a line of business.

Operating revenue in the Corporate segment was $10.4 million in the third quarter of 2004 compared to $8.3 million in the same period of 2003. For the first nine months, operating revenue was $39.6 million in 2004 and $21.9 million in 2003. Included in the first nine months of 2004 revenue is a second quarter $9.4 million curtailment gain related to changes in the Company’s retiree medical plan. See Note 6 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s postretirement benefits.

Also contributing to the first nine months of 2004 revenue increase is an increase in net investment income. The bonds retained from the sale of the Canadian branch had a fair value, at the close of the transaction on April 30, 2004, of $732.9 million and a yield of 7.14 percent, which added approximately four basis points to the Company’s continuing operations investment portfolio yield rate. These investments were held primarily in the Corporate segment during the second quarter, but were redeployed to other lines of business during the third quarter of 2004.

The Corporate segment reported operating losses of $44.8 million and $47.3 million in the third quarter of 2004 and 2003, respectively, and $122.2 million and $146.9 million for the first nine months of 2004 and 2003. Interest and debt expense increased from $50.0 million in the third quarter of 2003 to $53.4 million in 2004 due to the impact of the offerings in 2004 and 2003, as discussed under “Liquidity and Capital Resources.” For the first nine months, interest and debt expense was $154.1 million in 2004 and $137.4 million in 2003. Included in first quarter and nine month operating expenses for 2003 is approximately $15.0 million in severance and pension benefit payouts related to the change of the Company’s president and chief executive officer.

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

No income or loss was reported for discontinued operations in the third quarter of 2004. In the first nine months of 2004, income from discontinued operations, excluding the 2004 reported loss on the transaction, was $10.5 million, net of tax. For the third quarter and nine months of 2003, income from discontinued operations was $10.4 million and $17.4 million, net of tax.

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

The Company is able to hold to this investment philosophy throughout credit and interest rate cycles because of its capital position, the fixed nature of its liabilities, and the matching of those liabilities with assets and also because of the experience gained through many years of a consistent investment philosophy. It is the Company’s intent, and has been its practice, to hold investments to maturity to meet liability payments.

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade investments, two percent in equity type instruments, up to 35 percent in private placements, and five percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and municipal securities. The Company does not currently intend to invest in additional real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- three years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

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

Investment Results

Net investment income decreased $28.1 million in the third quarter of 2004, or 5.1 percent, as compared to the previous year third quarter. For the nine months ended September 30, 2004, net investment income decreased $15.4 million, or 1.0 percent, relative to 2003. The overall yield in the portfolio was 6.95 percent as of September 30, 2004, and the weighted average credit rating was A3. The overall yield in the portfolio, including fixed maturity securities reported as discontinued operations, was 7.26 percent as of September 30, 2003, and 7.15 percent at the end of 2003. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

As of September 30, 2004, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 6.6 percent of the carrying value of invested assets excluding ceded policy loans, compared to 7.8 percent at the end of 2003 and 10.4 percent at the end of 2002. This asset class had increased during 2002 primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in the current environment and reduce exposure to potential credit-related losses. The program was substantially complete at the end of the first quarter of 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003.

The Company reported before-tax realized investment gains and losses during the third quarter and first nine months of 2004 and 2003 as shown in the following chart, which excludes an estimate of realized investment gains and losses in 2003 related to the fixed maturity securities reported as discontinued operations. Write-downs were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” The Company anticipates additional investment losses may occur during the remainder of 2004.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, effective October 1, 2003. The third quarter and nine months of 2004 realized investment gains and losses include changes in fair values of the embedded derivatives, as shown in the following chart.

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Gross Realized Investment Gain
Sales	$26.2	$35.4	$78.4	$143.9
Increase in Fair Value of DIG Issue B36 Derivatives	83.8	—	143.9	—

Total	110.0	35.4	222.3	143.9

Gross Realized Investment Loss
Write-downs	32.1	35.6	68.0	170.5
Sales	13.4	25.6	56.4	110.8
Decrease in Fair Value of DIG Issue B36 Derivatives	—	—	94.5	—

Total	45.5	61.2	218.9	281.3

Net Realized Investment Gain (Loss)	$64.5	$(25.8)	$3.4	$(137.4)

The following discussion of write-downs includes those representing five percent or greater of the total write-downs for the respective periods presented, the circumstances that contributed to the write-downs, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the write-down, and how the circumstances of the write-down might cause impairments in other material investments held by the Company. Approximately 54 percent of the 2004 year-to-date write-downs in continuing operations occurred in the airline and financial institutions industries, and approximately 46 percent of the 2003 full year write-downs in continuing operations occurred in the energy and utilities industries.

Realized Investment Losses during First Nine Months of 2004 from Write-downs

•	$20.5 million loss during the third quarter of 2004 on securities issued by a large domestic based airline. The company continues to be plagued by a high cost structure and faces liquidity problems if costs are not substantially reduced in the short-term. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2001. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$12.0 million loss during the first quarter of 2004 on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$8.7 million aggregate loss during the first and third quarters of 2004 on private equity securities issued by a U.S. based insurance services company. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In the first quarter of 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. In the third quarter of 2004, the company was recapitalized at a market price that indicated an additional impairment loss had occurred. The investment was originally purchased as part of the Company’s private equity investment program. There has been no unrealized gain or loss subsequent to the initial write-down in 2002. The circumstances of this impaired investment have no impact on other investments.

•	$6.7 million aggregate loss during the first three quarters of 2004 on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. During each of the 2004 quarterly reviews, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss during the second quarter of 2004 on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$3.9 million loss during the first quarter of 2004 on securities issued by a Brazilian electric generation company. This company experienced short-term liquidity problems, significant issues at affiliated companies, concerns regarding local utility regulation, and the weak Brazilian economy. Certain changes to the terms of these notes relative to the timing of principal and interest repayments were agreed upon by the note holders subsequent to negotiations finalized in the first quarter of 2004 and in conjunction with a comprehensive restructuring of the borrower’s parent company operations in Brazil. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2002. At the time of the write-down, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during Full Year 2003 from Write-downs

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its write-down in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The write-down was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss during the first quarter of 2003 on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment-grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its write-down, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The write-down was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.1 million loss during the fourth quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The write-down was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during First Nine Months of 2004 from Sale of Fixed Maturity Securities

For the third quarter and first nine months of 2004, the Company realized a loss of $10.2 million and $44.9 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the third quarter of 2004 had a book value of $81.4 million and a fair value of $71.2 million at the time of sale and represented 16 different issuers. For the first nine months, the securities sold had a book value of $423.8 million and a fair value of $378.9 million at the time of sale and represented 52 different issuers. Realized investment losses representing five percent or more of the total loss recognized during the first nine months of 2004 are as follows:

•	$5.8 million aggregate loss during the first three quarters of 2004 on the sale of securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the United Kingdom. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$5.3 million loss during the third quarter of 2004 on the sale of securities issued by an international reinsurance provider. The company was negatively impacted after it was determined it had failed to adequately reserve for projected claims. The company’s financial strength ratings were subsequently downgraded by Standard & Poor’s Corporation and A.M. Best Company. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2004. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of less than ninety days. The circumstances of this investment have no impact on other investments.

•	$4.7 million aggregate loss during the first three quarters of 2004 on the sale of securities linked to the credit of a U.S. based supermarket chain. These securities are participation certificates in a trust, benefiting from first mortgage liens on a portfolio of strategically key real estate properties which are net leased on a non-cancelable basis to the supermarket chain. The supermarket chain has experienced deterioration in its market position and financial performance over the last several years and has had its credit rating lowered from investment-grade to below-investment grade in the first quarter of 2001. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$4.0 million aggregate loss during the first and second quarters of 2004 on the sale of securities issued by a large domestic based airline. The company has been suffering from the aftermath of September 11th, a higher cost structure, and industry overcapacity. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until being downgraded to below-investment-grade in the third quarter of 2001. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$2.4 million loss during the first quarter of 2004 on the sale of securities issued by a provider of phone, cable, and internet services. The company’s operations had been severely impacted by the decline in the telecommunication and internet markets. The securities were sold following the issuer’s decision not to pay a scheduled interest payment on another note even though the company stated that it had sufficient liquidity to make the payment. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during First Nine Months and Full Year 2003 from Sale of Fixed Maturity Securities

For the third quarter and first nine months of 2003, the Company realized a loss of $26.5 million and $101.9 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the third quarter and first nine months of 2003 had a book value of $73.2 million and $703.6 million, respectively, and a fair value of $46.7 million and $601.7 million, respectively at the time of sale. These sales for the third quarter and first nine months of 2003 represented 8 and 87 different issuers, respectively. For the year ended December 31, 2003, the Company realized a loss of $143.6 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $821.0 million and a fair value of $677.4 million at the time of sale and represented 94 different issuers, of which approximately 59 percent were a part of the Company’s previously discussed program to reduce its below-investment-grade fixed maturity securities holdings. Realized investment losses representing five percent or more of the total loss recognized during 2003 are as follows:

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

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated, excluding the fixed maturity securities reported as discontinued operations at December 31, 2003. Ceded policy loans of $2.7 billion as of September 30, 2004 and December 31, 2003, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	September 30 2004	December 31 2003

Investment-Grade Fixed Maturity Securities	89.3%	88.5%
Below-Investment-Grade Fixed Maturity Securities	6.6	7.8
Equity Securities	—	0.1
Mortgage Loans	1.3	1.5
Real Estate	0.1	0.1
Short-term Investments	1.9	1.1
Other Invested Assets	0.8	0.9

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at September 30, 2004, included $31.2 billion, or 99.7 percent, of bonds and $94.7 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of September 30, 2004

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,365.9	$209.4	$400.4	$(16.3)	$1,965.5	$225.7
Canadian	350.9	72.9	—	—	350.9	72.9
Capital Goods	2,278.0	248.8	276.5	(12.5)	2,001.5	261.3
Communications	2,598.2	261.6	445.8	(32.0)	2,152.4	293.6
Consumer Cyclical	1,344.0	97.6	143.4	(5.2)	1,200.6	102.8
Consumer Non-Cyclical	3,447.1	297.4	315.0	(19.6)	3,132.1	317.0
Derivative Instruments	445.2	412.5	(27.0)	(27.0)	472.2	439.5
Energy (Oil & Gas)	2,653.0	349.7	90.3	(4.9)	2,562.7	354.6
Financial Institutions	2,573.6	78.3	829.5	(76.9)	1,744.1	155.2
Mortgage/Asset Backed	4,073.6	407.6	268.2	(1.3)	3,805.4	408.9
Sovereigns	780.0	22.8	255.6	(8.3)	524.4	31.1
Technology	318.1	22.3	81.9	(4.8)	236.2	27.1
Transportation	1,067.3	93.8	110.9	(32.8)	956.4	126.6
U.S. Government Agencies and Municipalities	1,857.1	(3.8)	916.1	(132.2)	941.0	128.4
Utilities	5,073.8	427.8	803.9	(37.4)	4,269.9	465.2

Total	$31,225.8	$2,998.7	$4,910.5	$(411.2)	$26,315.3	$3,409.9

As of September 30, 2004, $311.3 million or 75.7 percent of the unrealized losses in the fixed maturity bond portfolio were concentrated in communications, financial institutions, transportation, U.S. government agencies and municipalities, and utilities. The Company’s current view of risk factors relative to these industries is as follows:

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

Financial Institutions: This sector entered the recent economic slowdown with record capital levels and strong profitability. Bank balance sheets withstood the increased loan write-offs through the recent economic cycle. Credit quality continues to improve in the financial services sector. Results for the third quarter of 2004 are expected to show moderate commercial and consumer loan growth. Profitability is expected to remain strong for the group. Mergers and acquisitions have increased recently, primarily because loan losses have been controlled and banks are in a position of relative excess capital and slower than desired organic growth. Some banks, brokers, and asset managers have been challenged by regulatory authorities regarding their trading practices. Although these are serious allegations, the outcome is not expected to materially change the positive momentum of the industry as a whole. Approximately $50.7 million of the unrealized losses in this industry sector can be attributed to certain principal protected equity linked notes held by the Company, including those disclosed in the following discussion of “Gross Unrealized Losses on Fixed Maturity Bonds $10 Million or Greater.”

Transportation: This sector consists of airlines, airports, railroads, and shipping. The sector has encountered significant difficulties during the past three years, primarily in commercial aviation. Continued economic uncertainty, war, terrorism related fears, and extremely competitive fare wars have contributed to weak revenues in the sector and high expenses related to increasing fuel costs, debt costs, pensions, and other operating costs. The credit quality of issuers in the sector remains weak as some companies are in or near bankruptcy. The outlook for the airline segment depends heavily on economic improvement, negotiations with labor unions, and continued expense reductions. The outlook for airports has improved in the past two years as overall passenger traffic has risen, despite the problems endured by the mainline carriers. Demand for railroad and shipping services is also highly correlated to the economy, although the industry fundamentals are currently strong.

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

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2004.

Fixed Maturity Bonds – By Maturity

As of September 30, 2004

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$342.3	$(11.5)
Due after 5 years up to 10 years	930.5	(70.1)
Due after 10 years	3,369.5	(328.3)

Subtotal	4,642.3	(409.9)
Mortgage-Backed Securities	268.2	(1.3)

Total	$4,910.5	$(411.2)

Of the $411.2 million in gross unrealized losses at September 30, 2004, $306.0 million, or 74.4 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2004.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days	$92.3	$(6.5)
>90<=180 days	1,050.6	(25.4)
>180<=270 days	38.1	(6.8)
>270 days <=1 year	176.2	(4.7)
>1 year<=2 years	2,556.3	(211.7)
>3 years	179.4	(50.9)

Total	$4,092.9	$(306.0)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2004. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on September 30, 2004. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to September 30, 2004.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<=90 days
fair value <100% >= 70% of amortized cost	$85.4	$(6.9)

>90<=180 days
fair value <100% >= 70% of amortized cost	41.0	(1.5)

>180<=270 days
fair value <100% >= 70% of amortized cost	88.3	(7.2)

>270 days <=1 year
fair value <100% >= 70% of amortized cost	7.2	(0.2)

>1 year<=2 years
fair value <100% >= 70% of amortized cost	136.0	(8.5)
fair value < 70% >= 40% of amortized cost	0.9	(0.5)

Subtotal	136.9	(9.0)

>2 years<=3 years
fair value <100% >= 70% of amortized cost	297.4	(37.7)
fair value < 70% >= 40% of amortized cost	23.4	(16.9)

Subtotal	320.8	(54.6)

>3 years
fair value <100% >= 70% of amortized cost	123.3	(16.6)
fair value < 70% >= 40% of amortized cost	14.7	(9.2)

Subtotal	138.0	(25.8)

Total	$817.6	$(105.2)

As of September 30, 2004, the Company held securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of September 30, 2004

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$540.1	$(112.8)	>1 year <2 years
U.S. Government Sponsored Mortgage Funding Company	319.4	(17.1)	>1 year <2 years
Principal Protected Equity Linked Note	38.5	(26.8)	>3 years
Principal Protected Equity Linked Note	46.3	(17.0)	>3 years

Total Investment-Grade	$944.3	$(173.7)

Below-Investment-Grade
U.S. Telecommunications Company	$66.1	$(13.0)	>2 years<=3 years
Notes Backed by Aircraft Leases to two U.S. Based Airlines	13.9	(10.5)	>2 years<=3 years

Total Below-Investment-Grade	$80.0	$(23.5)

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold, a decision is made that it is unlikely that the Company will hold the securities until recovery, or the securities become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. As previously discussed under “Critical Accounting Policies” contained herein, in determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company utilizes a formal, well-defined, and disciplined process to monitor and evaluate its fixed income investment portfolio. It includes certain members of senior management in addition to the Company’s other investment and accounting professionals. The process results in a thorough evaluation of problem investments and write-downs on a timely basis of investments determined to have an other than temporary impairment.

For those fixed maturity securities with an unrealized loss and on which the Company has not recorded an impairment loss, the Company believes that the decline in fair value below amortized cost is temporary. The Company has the ability to hold its securities to the earlier of recovery or maturity and intends to hold all of its fixed maturity investments until maturity to meet its liability obligations. If information becomes available that changes the Company’s assessment as to whether the Company will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. The Company may also in certain circumstances sell a security in an unrealized loss position because of changes in tax laws, when a merger or the disposition of a segment or product line results in positions outside of the Company’s investment guidelines, due to changes in regulatory or capital requirements, due to unexpected changes in liquidity needs, or to take advantage of tender offers that recover up to or beyond the cost of the investment.

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which the Company believes resulted in the impairment and (b) the information the Company considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

The fixed maturity bonds of the two U.S. government sponsored mortgage funding companies were issued from the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank, respectively. The bonds were all rated AAA by Standard & Poor’s Corporation (S&P) as of September 30, 2004, with no negative outlook in analysts’ reports. The changes in the market values of these securities relate to changes in interest rates subsequent to the purchase of the bonds. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The first principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the rating of the issuer which is rated AAA by S&P as of September 30, 2004. The second principal protected equity linked note is a trust certificate issued by a securitized asset trust and contains specific financial instruments that do not include the Company’s common stock or debt. The trust is holding a forward contract to purchase shares of a Vanguard S&P 500 index mutual fund. This trust certificate matures on March 1, 2021 and was rated AAA by Fitch, Inc. as of September 30, 2004. Each of these notes has a related derivative contract that substitutes highly rated bonds in place of the trust certificates in the event of a significant market decline to provide principal protection for the investments. The notes derive their value from the underlying S&P 500 index mutual fund. The reduction in the market value of these two notes was the result of the decline in the S&P 500 index subsequent to the purchase dates of the notes. The S&P 500 index had a 2.01 percent return during the nine months ending September 30, 2004 and a 13.83 percent return for the twelve months ending September 30, 2004. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the securities at maturity. The Company therefore believes that the decline in fair value of the notes is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The fixed maturity bonds of the U.S. telecommunications company are securities issued by a full service provider of communications services. The reduction in market value of these securities was primarily due to the company’s rapid debt financed growth that resulted in a highly leveraged company following its acquisition of another communications services provider. The company, along with the majority of firms in the telecommunications sector, has been negatively impacted by excess capacity that resulted from the Telecommunications Act of 1996. This company has begun to make progress both operationally and financially over the last few months. S&P upgraded this company’s debt ratings three rating categories during the second quarter of 2004. During the third quarter of 2004, this company announced a preliminary agreement with the Securities and Exchange Commission on financial and disclosure fraud charges, and it is expected following successful resolution of this issue that Moody’s Investors Service will also upgrade this company’s debt rating. The company has good liquidity, with approximately $1.5 billion of available cash at June 30, 2004, and has manageable debt maturities. The company continues to pay down debt, lower its leverage ratio, and increase its interest coverage. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The notes backed by aircraft leases are trust certificates issued by an owner trust which leases the aircraft to a major aircraft manufacturer, who then subleases the aircraft to two North American airlines. The value of the trust certificates is derived from the value of the underlying aircraft and the income from the lease payments. The reduction in market value was caused in large part by the deterioration of the airline industry and the associated decline in aircraft valuations subsequent to the purchase by the Company of the trust certificates. One of the two North American airlines is in bankruptcy, and its leases were renegotiated with the major aircraft manufacturer during 2003. The other airline has gone through financial restructuring and has shown significant improvement in credit quality in recent quarters. The Company evaluated the projected income stream from the leases with both airlines and believes the income will provide for full payout of the trust certificates prior to final maturity. The structure of the trust also includes an unused bank letter of credit that provides liquidity to fund three semi-annual interest payments as of September 30, 2004. The Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $3.7 billion and $4.0 billion on an amortized cost basis at September 30, 2004 and December 31, 2003. At September 30, 2004, the mortgage-backed securities had an average life of 4.9 years and effective duration of 4.2 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at September 30, 2004, was $2,143.5 million, representing 6.6 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades of investment grade securities may occur during 2004, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $24.5 million and $25.7 million, respectively, at September 30, 2004, and $27.0 million and $26.1 million, respectively, at December 31, 2003.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $432.4 million and $474.7 million at September 30, 2004 and December 31, 2003, respectively. The mortgage loan portfolio continues to be well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

The Company had no impaired mortgage loans at September 30, 2004 or December 31, 2003. Impaired mortgage loans are not expected to have a material impact on the Company’s liquidity, financial position, or results of operations. The Company had no restructured mortgage loans at September 30, 2004. Restructured mortgage loans totaled $7.5 million at December 31, 2003, and represented loans that had been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2003.

The Company invested in additional mortgage loans during the third quarter of 2004 and expects that during the remainder of 2004 and in 2005 it will continue to invest in additional commercial mortgage loans either through the secondary market or through loan originations. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $26.1 million and $25.9 million at September 30, 2004 and December 31, 2003, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $4.9 million at September 30, 2004 and December 31, 2003.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At September 30, 2004, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at September 30, 2004.

Derivatives

The Company uses derivative financial instruments to manage duration, increase yield on cash flows expected from current holdings and future premium income, and manage currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasuries, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivatives transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during the first nine months of 2004 involved current and forward interest rate swaps, current and forward currency swaps, forward contracts on credit spreads on specific fixed income securities, currency forward contracts, and options on forward interest rate swaps.

During the second quarter of 2004, the Company began utilizing a new hedging strategy of locking in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee. Positions under this hedging program involved the purchase of options on forward starting interest rate swaps. As of September 30, 2004, the Company had $785.0 million notional amount of options open under this program.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the third quarter of 2004 and 2003, the Company recognized net gains of $5.0 million and $16.8 million, respectively, on the termination of cash flow hedges and reported $5.1 million and $16.8 million, respectively, in other comprehensive income (loss). The Company recognized a loss of $0.1 million on the termination of cash flow hedges and reported that loss as a component of realized investments gains and losses during the third quarter of 2004. During the first nine months of 2004 and 2003, the Company recognized net gains of $24.6 million and $52.4 million, respectively, on the termination of cash flow hedges and reported $24.7 million and $51.9 million, respectively, in other comprehensive income (loss) and $(0.1) million and $0.5 million, respectively, as a component of realized investment gains and losses. The Company amortized $5.1 million of net deferred gains into net investment income during the third quarter of 2004 and $4.0 million during the third quarter of 2003. The Company amortized $15.4 million and $11.2 million of net deferred gains into net investment income during the first nine months of 2004 and 2003, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $81.9 million at September 30, 2004. Terminations, in notional amounts, to the Company’s hedging programs during the third quarter of 2004 were $63.6 million. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,831.6 million at September 30, 2004 and $4,001.2 million at December 31, 2003.

As of September 30, 2004 the Company had $701.6 million notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. The Company recognized $83.8 million and $49.4 million, respectively, in net realized investment gains during the third quarter and first nine months of 2004 due to the change in value of the embedded derivatives recognized under DIG Issue B36.

Non-current Investments

The Company’s exposure to non-current investments totaled $158.9 million at September 30, 2004, or 0.5 percent of invested assets excluding ceded policy loans, compared to $235.9 million at December 31, 2003. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At September 30, 2004 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $231.3 million had been recorded life-to-date. The amortized cost of these securities was $142.8 million. Approximately $133.5 million of these securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of September 30, 2004, the Company had $775.6 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at September 30, 2004.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $303.8 million for the nine months ended September 30 2004, compared to $858.2 million for the comparable period of 2003. Included in operating cash flows for the first nine months of 2004 is a cash disbursement of $707.4 million made in conjunction with the reinsurance of the Company’s individual income protection – closed block of business. During 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. Under the terms of those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations.

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

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $502.1 million compared to $1,671.4 million for the nine months ended September 30, 2004 and 2003, respectively. The Company generated $725.2 million less in proceeds from maturities of available-for-sale securities in 2004 than in 2003, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company received $641.8 million less in proceeds from sales of available-for-sale securities during 2004 compared to 2003. In 2003, the Company’s sales and subsequent purchases were primarily related to the reduction and restructuring of its below-investment-grade portfolio.

During the first nine months of 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. No cash was exchanged in the second quarter disposition of the Canadian branch, but the Company transferred fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively, in conjunction with that transaction. While no cash was exchanged in the previously discussed first quarter of 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. During the first nine months of 2003, the Company had cash inflows of $110.0 million related to the acquisition of Sun Life. The Company also received fixed maturity securities of approximately $118.4 million and other miscellaneous assets and liabilities of approximately $20.3 million and assumed reserves of approximately $285.9 million relative to the Sun Life acquisition, for a net purchase price of $37.2 million.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $209.0 million for the first nine months of 2004 compared to $784.4 million provided for the same period in 2003. During the first nine months of 2003, the Company reduced short-term debt $235.0 million by repayment of reverse repurchase agreements. Proceeds of $300.0 million were provided from the Company’s May 2004 sale of adjustable conversion-rate equity security units to a group of private investors. The Company’s combined offering in May 2003 provided $575.0 million in proceeds from the issuance of long-term debt, less underwriting discounts of $17.2 million, and $547.7 million in net proceeds from the issuance of common stock. See “Debt” as follows for further information on the Company’s debt offerings.

As of September 30, 2004, the Company had $227.0 million of short-term debt payable in 2005. The Company has adequate cash resources to meet this obligation.

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

Debt

At September 30, 2004, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $2,862.0 million and short-term debt totaling $227.0 million. At September 30, 2004, the debt to total capital ratio was 35.7 percent compared to 31.6 percent at December 31, 2003. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 25.9 percent compared to 24.7 percent at December 31, 2003.

In May 2004, the Company issued 12,000,000 8.25% adjustable conversion-rate equity security units (units) in a private offering. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2007 and (b) a 1/40 or 2.5% ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock.

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

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, estimated policyholder liability maturities, and estimated lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Short-term Debt	$227.0	$227.0	$—	$—	$—
Long-term Debt	1,687.0	—	—	—	1,687.0
Adjustable Conversion-rate Equity Security Units	875.0	—	—	875.0	—
Junior Subordinated Debt Securities	300.0	—	—	—	300.0
Policyholder Liabilities	26,951.8	3,374.3	4,866.9	3,828.1	14,882.5
Operating Leases	97.3	26.7	41.9	20.9	7.8

Total	$30,138.1	$3,628.0	$4,908.8	$4,724.0	$16,877.3

The Company’s policyholder liability maturities, which are presented net of reinsurance ceded, represent the projected payout of the current inforce policyholder liabilities and therefore incorporate uncertainties as to the timing and amount of claim payments. The Company utilizes extensive liability modeling to project future cash flows from the inforce business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above.

The Company actively manages its asset cash flows to match its liability cash flows as closely as practical as well as to match the overall duration of its assets and liabilities in order to minimize interest rate risk. Changes in interest rates affect the amount and timing of cash flows. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. At September 30, 2004, the weighted average duration of the Company’s policyholder liability portfolio was approximately 7.95 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.55 years.

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

At September 30, 2004 the Company had capital commitments of $66.3 million to fund certain of its private placement fixed maturity securities and for commercial mortgage loan originations. The funds will be due upon satisfaction of contractual notice from the trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded.

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

The Company maintains an ongoing dialogue with the rating agencies to inform them of progress it is making regarding its strategic objectives and financial plans, as well as other issues which could impact the Company.

The table below reflects, as of the date of this filing, the debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	S&P	Moody’s	Fitch	AM Best
UnumProvident Corporation
Senior Debt	BB+	Ba1 (Speculative)	BBB- (Good)	bbb-
U.S. Insurance Subsidiaries
Provident Life & Accident	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Provident Life & Casualty	Not Rated	Not Rated	Not Rated	A- (Excellent)
Unum Life of America	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
First Unum Life	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Colonial Life & Accident	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Paul Revere Life	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)
Paul Revere Variable	BBB+ (Good)	Baa1 (Adequate)	A- (Strong)	A- (Excellent)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of Form 10-K for the fiscal year ended December 31, 2003. During the first nine months of 2004, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UnumProvident Corporation
(Registrant)

Date: November 5, 2004	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 5, 2004	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer