Form 10-K
period 2004-12-31
UNUMPROVIDENT CORP
filed 2005-03-14
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2004.

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

As of June 30, 2004, the aggregate market value of the shares of the registrant’s common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $4.0 billion*. As of March 10, 2005, there were 297,561,754 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 12, 2005, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2004.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Rating agency actions, state insurance department market conduct examinations, other governmental investigations and actions, and negative media attention may adversely affect the Company’s business and results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company, and either may adversely affect the Company’s business and results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect the Company’s business and results of operations in a period.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect the Company’s business and results of operations in a period.

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

General

As used in this Form 10-K, the “Company” refers to UnumProvident Corporation, a Delaware general business corporation, and its insurance and non-insurance companies that collectively operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The Company’s principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial), and in the United Kingdom, Unum Limited. The Company, through its subsidiaries, is the largest provider of group and individual income protection insurance in North America and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

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

Recent Developments

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

In the second quarter of 2004, the Company completed the sale of the Canadian branch operation of Accident, resulting in a substantial improvement in the statutory capital position of Accident. The Canadian branch operation is reported as discontinued operations in the consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for further discussion relative to discontinued operations.

In the second quarter of 2004, the Company acquired Integrated Benefits Management, a provider of case management services. This acquisition will further broaden the relationship and distribution partnerships of GENEX.

In conjunction with the restructuring of its Argentinean operation, the Company reduced its ownership position in that operation to 40 percent during the fourth quarter of 2004.

Business Strategies

In 2004, the Company focused on improving the profitability of its business segments, specifically the U.S. group income protection business. To that end, the Company has emphasized a balanced mix of new sales and a disciplined approach to pricing, renewals, and risk selection. Over the long-term, the Company’s objective is to grow its business at the overall rate of growth in its competitor market and to further enhance profitability by providing:

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

Comprehensive Benefit Services

The Company provides innovative, comprehensive benefit services to assist customers in their efforts to efficiently manage workplace absences and to compassionately assist individuals in their efforts to return to work or to manage hardship due to disability or death.

With a commitment to integrity, quality, and superior service, the Company:

•	Makes decisions by providing a thorough, fair, and objective evaluation of all claims.

•	Pays all valid claims in a timely manner with a high level of service.

•	Provides Family Medical Leave Act absence management services for employers.

•	Offers return-to-work program planning for customers focused on reducing lost work days and medical costs.

•	Delivers comparative reporting and analysis of disability trends against peer companies or industries.

Highly Responsive Service for Customers and their Advisors

The Company is committed to providing a high quality service experience for all customers and their advisors. Through a variety of technological tools and trained service professionals, the Company offers a service environment designed to be responsive, timely, and committed to service excellence.

The Company has a suite of services in place to support customers and their advisors. For advisors, the Company offers internet-based portal access to work-in-process status, marketing materials, forms, and electronic commission payment options. Dedicated service professionals respond to requests for individual sales proposals. Dedicated account management service professionals in local sales offices assist both advisors and customers in plan design, contract implementation, and service delivery. For advisors, the Company offers technology and call center supported contracting and compensation administration services that are designed to make it easy to do business. Each of the Company’s field offices has a local service provider dedicated to producer service. The Company has a call center that directly supports advisors in various sales functions.

The Company’s employer customers are assigned service professionals in local sales offices to support and address their implementation and ongoing service needs. Larger employer customers are also assigned account managers located in the home office who can provide support for claim services and other ongoing programs. There are regional service teams that manage the administration of the account, including contracts, booklets, and billing. The Company offers a wide array of electronic services, including its BenefitManager webpage, electronic booklets and billing, enrollment options including the internet and interactive voice response, and call centers dedicated to enrollment support. Employer customers, generally with more than 100 lives to insure, have access to a local service specialist. Larger cases with more than 2,000 insured lives have a wider array of technology tools as well as dedicated field account managers available to service the account in the local sales office. The field account managers are complemented with home office based account managers when the needs of the customer dictate this solution. The Company offers technology enabled call center access to service professionals who are connected via a common voice technology network. The Company’s service offerings also include web-enabled, self-service benefit administration solutions for employers and their employees.

Reporting Segments

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for further discussion relative to the individual income protection – closed block business.

In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which still actively market new products. In the past, this business had been reported in the Income Protection segment. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business. Due to the aforementioned restructuring, the Company’s reporting segments now include the following six business segments: Income Protection, Life and Accident, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The segments remain unchanged from the prior year reporting other than the separation of the Individual Income Protection – Closed Block from the Income Protection segment. Prior year numbers have been reclassified to conform to the current segment reporting.

The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection – recently issued insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by Colonial and marketed primarily to employees at the workplace through an agency sales force and brokers. The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. The Other segment includes products that the Company no longer actively markets, with the exception of the individual income protection – closed block business. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of the “Notes to

Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for further discussion of the Company’s reporting segments.

As noted previously, the Canadian branch is reported as discontinued operations in each of the years for which results are presented. Accordingly, the segment discussion below does not include information related to the Canadian branch.

Income Protection Segment

The Income Protection segment includes the results of the Company’s group long-term and short-term income protection insurance, individual income protection – recently issued insurance, group and individual long-term care insurance, and disability management services. Group long-term and short-term income protection comprise the majority of the segment, with $3,146.5 million of premium income in 2004. Individual income protection – recently issued and long-term care generated $526.3 million and $444.5 million, respectively, of premium income in 2004.

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

Group short-term income protection generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income. Short-term income protection is sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

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

The majority of the Company’s in-force individual income protection insurance which was written on a noncancelable basis is included in the Individual Income Protection – Closed Block segment. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. As of December 31, 2004, premium income for noncancelable policies included in the Individual Income Protection – Recently Issued line of business represented approximately $390.6 million, or 74.2 percent, of premium income for that line of business.

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

Group and Individual Long-term Care

Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less. Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses. Long-term care insurance is offered on a guaranteed renewable basis wherein the Company maintains the right to reprice in-force policies, subject to regulatory approval.

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

Life and Accident Segment

The Company’s group life business comprises the majority of the Life and Accident segment, with $1,558.9 million of premium income in 2004. Premium income for accidental death and dismemberment and brokerage voluntary life and other totaled $182.4 million and $222.1 million, respectively, in 2004.

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

Colonial Segment

The Colonial segment includes a broad line of products mainly sold to groups of employees through payroll deduction at the workplace. Premium income for this segment totaled $741.0 million in 2004. This segment includes income protection products, life products, and cancer and critical illness products. The income protection products consist of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis and accident and health plans covering hospital admissions and surgeries on an indemnity basis. The life products are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness insurance provides a lump-sum benefit on the occurrence of a covered critical illness event.

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

Individual Income Protection – Closed Block Segment

The majority of the policies included in this segment represent individual income protection insurance which was written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels. Premium income for this segment totaled $986.6 million in 2004, with approximately 93.4 percent of the premium income attributable to noncancelable policies.

Generally, the insurance policies included in the Individual Income Protection - Closed Block segment are individual disability insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of the Company’s individual disability business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period the Company gradually changed its distribution focus for individual income protection insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes.

Other Segment

The Other operating segment includes results from products no longer actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

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

Corporate Segment

The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

Reinsurance

The Company routinely reinsures portions of its business with other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. In general, the maximum amount of risk retained by the Company’s U.S. insurance subsidiaries and not reinsured is $500,000 on any group or individual life policy and $500,000 on group and individual accidental death insurance. For Unum Limited, the maximum amount of risk retained for group life policies is $900,000. The amount of risk retained by the Company on individual income protection products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, the Company does not generally reinsure group or individual disability policies issued subsequent to 1999.

The Company has three layers of catastrophic reinsurance coverage for the year 2005 which limits its exposure under life, accidental death and dismemberment, and disability policies for any accident involving three, thirty, and sixty or more lives for the three layers, respectively, in a single event. The 2005 catastrophic reinsurance provides worldwide coverage for all life, accidental death and dismemberment, and disability insured risks with a $20.0 million deductible. Coverage for 2005 includes risk sharing of 33.3 percent of the direct claims above the $20.0 million deductible but less than $50.0 million, 100 percent risk sharing of the direct claims above $50.0 million but less than $100.0 million, and 80 percent of the direct claims above $100.0 million but less than $150.0 million. In total, the three layers provide $100.0 million of catastrophic reinsurance coverage. The 2004 catastrophic reinsurance provided worldwide coverage for all life, accidental death and dismemberment, and disability insured risks with a $50.0 million deductible. Coverage for 2004 included risk sharing of 100 percent of the direct claims above the $50.0 million deductible, but less than $150.0 million. For both years, coverage is provided for all catastrophic events, including acts of war and terrorism (including nuclear, biological, and chemical). Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

For ceded reinsurance agreements wherein the Company remains primarily liable to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. These procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of Insurance Regulatory Information System results, review of ratings by A.M. Best Company, determination of states in which the reinsurer is licensed to do business, and consideration of the need for collateral, such as letters of credit or trust agreements. The Company also assumes reinsurance from other insurers. The reinsurance receivable at December 31, 2004 relates to approximately 383 reinsurance relationships. Ten major relationships account for approximately 91 percent of the reinsurance receivable at December 31, 2004, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance receivable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein the Company retains the assets in its general account. Less than one percent of the reinsurance receivable is held by companies either rated below A- by A.M. Best Company or not rated.

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

Investments

Investment activities are an integral part of the Company’s business, and profitability is significantly affected by investment results. The Company’s investment portfolio was $36.6 billion, or over 71 percent of total assets, at December 31, 2004, and net investment income for 2004 was over 20 percent of the Company’s total revenue. Refer to “Risk Factors – Investments” contained herein in Item 1 and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for information on the Company’s investments and derivative financial instruments.

Competition

There is intense competition among insurance companies for the types of products sold by the Company. The Company believes that the principal competitive factors affecting its business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. In the individual and group income protection markets, the Company competes in the United States with a limited number of major companies and regionally with other companies offering specialty products. The Company’s principal competitors for its other products, including group life and long-term care as well as its product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom, the Company competes for individual and group products with a number of large internationally recognized providers. The market continues to go through a restructuring phase which has led to opportunities for both the strong specialist supplier and also the new organizations that have recently been established to handle the run-off of closed business. Current penetration levels indicate that there is still significant upside growth potential in the United Kingdom for the types of products offered by the Company.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. There is a risk that purchasers of employee benefits products may be able to obtain more favorable terms from competitors in lieu of renewing coverage with the Company. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as the Company’s ability to sell products in the future.

The Company must attract and retain independent agents and brokers to actively market its products. Strong competition exists among insurers for agents and brokers. The Company competes with other insurers for sales agents and brokers primarily on the basis of its product offerings, financial strength, support services, and compensation. Sales of the Company’s products could be materially adversely affected if it is unsuccessful in attracting and retaining agents and brokers.

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business, primarily for the protection of policyholders. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring includes reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of producers, as well as underwriting, claims, and customer service practices. The Company’s insurance subsidiaries must meet the standards and tests for investments imposed by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators. The Company’s domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can cover other subjects an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of producers, as well as underwriting, claims, and customer service practices to determine compliance with state laws.

In November 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia are parties to the settlement agreements, which provide for changes in certain claims handling procedures, a claim reassessment process available to certain claimants whose claims were denied or closed during certain periods and who choose to participate, changes in governance to increase oversight of the claims handling and reassessment process, and contingent fines for non-compliance. In addition, the U.S. Department of Labor, which had been conducting an inquiry relating to certain ERISA plans, is a party to the settlement agreements, and the Office of the New York Attorney General, which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue. The California Department of Insurance did not join the multistate settlement agreements. California had its separate market conduct examinations in progress prior to the multistate examination, and discussions are ongoing between the Company and the California Department of Insurance relating to various issues, some of which are within the general scope of the multistate examination and others that relate to California specific issues. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively.

Also during 2004, several of the Company’s insurance subsidiaries’ domestic insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, the Company has responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor. For further discussion, see Note 15 of “Notes to Consolidated Financial Statements” contain herein in Item 8. Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation.

The insurance holding company laws and regulations of the states of Maine, Massachusetts, Tennessee, South Carolina, New York, and California require the registration of and periodic reporting of financial and other information about operations, including intercompany transactions within the system, by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. In addition, such laws and regulations restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries to the Company. See “Liquidity and Capital Resources – Cash Available from Subsidiaries” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further detail. The Company is registered under such laws as an insurance holding company system in Maine, Massachusetts, Tennessee, South Carolina, New York, and California. In addition, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws. The Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business, including the United Kingdom, Canada, Bermuda, Japan, and Argentina.

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

Risk-based capital (RBC) standards for life insurance companies have been prescribed by the NAIC. The domiciliary states of the Company’s insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. See further discussion in “Risk Factors - Capital Adequacy” contained here in Item 1 and “Liquidity and Capital Resources” contained herein in Item 7. Also see Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of statutory accounting principles.

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

Debt and Financial Strength Ratings

Standard & Poor’s Corporation, Moody’s Investors Service, Fitch Ratings, and A.M. Best Company are among the organizations that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are determined for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies and reflect the agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

The Company competes based in part on the financial strength ratings provided by rating agencies. The downgrade of the financial strength ratings could adversely affect the Company by, among other things, adversely affecting relationships with distributors of its products and services, negatively impacting persistency, and generally adversely affecting its ability to compete. Changes in the Company’s debt ratings could have an effect on the Company’s ability to raise capital and its cost of capital.

See “Ratings” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion of the Company’s ratings from these agencies.

Litigation

Beginning in October 2002, the Company became the subject of a number of media stories that criticized its disability claims handling policies and practices. As a result of this negative media attention, the Company has experienced an increase in regulatory scrutiny, and the Company and/or its subsidiaries’ directors and officers have been sued in over 20 purported class action and stockholder derivative lawsuits. Although it is possible that this adverse publicity may result in lower sales and persistency for the Company as well as lower retention of its sales force, the Company has not experienced materially changed persistency or sales force turnover as a result of the negative attention. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s ratings.

In addition to the claim related litigation described above, the Company and its insurance subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For its general claim litigation, the Company and its insurance company subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. The Company is unable to estimate a range of reasonably possible punitive losses.

Refer to Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on the above legal proceedings.

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

Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated multistate market conduct examination of the Company’s disability claims handling practices was organized during 2003 by Maine, Massachusetts, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. In November 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with a total of 48 states and the District of Columbia. In addition, the U.S. Department of Labor, which had been conducting an inquiry relating to certain ERISA plans, is a party to the settlement agreements, and the Office of the New York Attorney General (NYAG), which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue.

California, which has conducted its own examination and investigation, is one of two states that chose not to join the multistate settlement agreements. Discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues.

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas and information requests for additional information from the NYAG and various other regulatory agencies, including information regarding its quoting process, the placement of reinsurance coverages, and arrangements between the Company’s GENEX subsidiary and certain third party administrators and preferred provider organizations. The Company is cooperating with these requests and is in the process of gathering and providing information in response to these requests in instances in which it has not already provided the information requested. The Company is reviewing its compensation policies and procedures for compliance with applicable legal requirements. In accordance with its announced support for disclosure of compensation paid to brokers, the Company is considering specific policies and ways in which to implement them in order to provide customers information about broker compensation paid by the Company.

In addition to the changes in claims handling procedures included in the multistate regulatory settlement agreements, the various regulatory examinations and investigations summarized above could result in, among other things, changes in the business practices, including broker compensation and related disclosure policies, additional changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other actions by the regulatory agencies. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. A determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein relating either to claim related matters or broker compensation issues.

See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively.

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

The individual RBC ratios for the Company’s insurance subsidiaries at December 31, 2004, were above the range that would require state regulatory action. If the NAIC adopts revisions to the RBC formula, the Company’s insurance subsidiaries may require additional capital. The additional capital required may not be available on favorable terms, if at all. Need for additional capital could limit a subsidiary’s ability to distribute funds to the Company and adversely affect the Company’s ability to pay dividends on its common stock and meet its debt and other payment obligations.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new insurance product, the degree of expertise within the insuring organization to properly price the products and use appropriate assumptions when establishing reserves potentially has greater risk than that of other product offerings for which greater experience exists regarding trends and appropriate assumptions. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy trends have extended. Changes in actual mortality trends relative to assumptions may adversely affect the results of the Company.

Group Life Insurance

Group life insurance may be affected by many factors, including the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, the Company’s risk selection process, the ability of the Company to retain employer groups with lower claim incidence rates, and the geographical concentration of employees. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks and natural disasters, which may also affect the availability of reinsurance coverage. Changes in any of these factors may adversely affect the results of the Company.

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

Dividend Restrictions

As a holding company, the Company relies on dividends or extensions of credit from its insurance company subsidiaries to make dividend payments on its common stock, meet debt payment obligations, and pay its other obligations. The Company’s insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The level of statutory earnings and capital in the Company’s insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to the Company, which could impair the Company’s ability to pay its dividends or meet its debt and other payment obligations. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

Selected Data of Segments

For information regarding the operations of segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Geographic Areas

Revenue from the Company’s United Kingdom subsidiary, Unum Limited, totaled $797.3 million, $588.2 million, and $397.6 million for 2004, 2003, and 2002, respectively. The revenue in 2004 equaled 7.6 percent of consolidated revenue. Total assets and total liabilities, as of December 31, 2004, were $3,365.9 million and $2,669.7 million, respectively, for Unum Limited.

Operating revenue, which excludes net realized investment gains and losses, attributable to Unum Limited’s group income protection business represented approximately 16 percent of the 2004 operating revenue reported for group income protection. Fluctuations in the U.S. dollar relative to the local currency of this subsidiary will impact reported operating results for the Company, and in particular, for group income protection.

Employees

At December 31, 2004, the Company had approximately 11,600 full-time employees.

Available Information

The Company’s internet website address is www.unumprovident.com. The Company has adopted corporate governance guidelines, a code of business practices and ethics, and charters for its board of directors’ audit, compensation, governance, finance, and regulatory compliance committees in accordance with NYSE requirements. These documents are available free of charge on the website and in print at the request of any stockholder from the Office of the Corporate Secretary, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824.

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

The Company occupies approximately 3.1 million square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

The Company occupies two connected buildings totaling approximately 901,000 square feet in Chattanooga, Tennessee. The office buildings and substantially all of the surrounding 23 acres of land used for employee parking are owned by the Company, including an employee parking garage and a 27-unit apartment building for corporate use. In addition, approximately 171,000 square feet of office space is leased and occupied in a nearby office building.

The Company owns and occupies five facilities in Portland, Maine, with approximately 838,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 169,000 square feet of office space is leased and occupied in two additional buildings.

The Company owns and occupies facilities totaling approximately 385,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking.

The Company owns and occupies approximately 523,000 square feet of office space in Columbia, South Carolina. The buildings are located on approximately 47 acres with a portion developed for employee parking.

The Company also owns office buildings in the United Kingdom which serve as the home offices of Unum Limited. The property in the United Kingdom is located in Dorking, with approximately 67,000 square feet of office space located on approximately 60 acres with a portion developed for employee parking. In addition, approximately 49,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke and another 11,000 square feet of leased office space serves five major city locations in England and Scotland.

The Company leases and occupies approximately 89,000 square feet of office space in Glendale, California. Additionally, the Company leases other office space, for periods principally from five to ten years, for use by its affiliates and sales forces.

The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Item 8 Note 15 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM.

Common stock information is shown as follows:

	Market Price
	High	Low	Dividend
2004
1st Quarter	$16.4000	$13.3500	$0.0750
2nd Quarter	16.1000	13.5000	0.0750
3rd Quarter	16.8500	14.9300	0.0750
4th Quarter	18.2500	11.4100	0.0750

2003
1st Quarter	$19.5400	$5.9100	$0.1475
2nd Quarter	14.2800	8.7000	0.0750
3rd Quarter	15.7500	12.0000	0.0750
4th Quarter	16.8100	14.0000	0.0750

As of February 1, 2005, there were 18,767 registered holders of common stock.

For information on restrictions relating to the Company’s insurance subsidiaries’ ability to pay dividends to the Company see “Risk Factors – Dividends” contained herein in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Item 12 included herein.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions of dollars)

	At or for the Year Ended December 31
	2004	2003	2002	2001	2000
Statement of Operations Data
Revenue
Premium Income	$7,839.6	$7,615.7	$7,151.1	$6,797.2	$6,791.8
Net Investment Income	2,158.7	2,158.4	2,028.9	1,951.1	2,004.2
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)	(100.0)	(54.6)
Other Income	437.4	391.3	388.2	354.2	329.8

Total	10,464.9	9,991.6	9,259.1	9,002.5	9,071.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,248.4	7,868.1	6,324.8	5,983.9	6,166.4
Commissions	842.3	844.1	820.2	744.1	719.3
Interest and Debt Expense	207.1	187.2	162.4	169.6	181.8
Other Expenses (1) (2) (3)	2,426.6	1,527.4	1,358.5	1,351.1	1,182.5

Total	10,724.4	10,426.8	8,665.9	8,248.7	8,250.0

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(259.5)	(435.2)	593.2	753.8	821.2
Income Tax (Benefit)	(67.3)	(170.6)	196.3	216.1	284.0

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(192.2)	(264.6)	396.9	537.7	537.2
Income (Loss) from Discontinued Operations, Net of Income Tax (4)	(60.8)	(161.7)	11.4	3.5	1.7
Cumulative Effect of Accounting Principle Change, Net of Income Tax (5)	—	39.9	(7.1)	—	—

Net Income (Loss)	$(253.0)	$(386.4)	$401.2	$541.2	$538.9

Balance Sheet Data
Assets	$50,832.3	$49,718.3	$45,259.5	$42,442.7	$40,363.9
Long-term Debt (6)	$2,862.0	$2,789.0	$1,914.0	$2,004.2	$1,615.5
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company (6)			$300.0	$300.0	$300.0
Accumulated Other Comprehensive Income	$1,481.1	$1,171.2	$777.4	$111.3	$166.0
Other Stockholders’ Equity	5,743.0	6,099.8	6,065.8	5,828.6	5,409.5

Total Stockholders’ Equity	$7,224.1	$7,271.0	$6,843.2	$5,939.9	$5,575.5

	At or for the Year Ended December 31
	2004	2003	2002	2001	2000
Per Share Data
Income (Loss) from Continuing Operations (7)
Basic	$(0.65)	$(0.96)	$1.64	$2.22	$2.23
Assuming Dilution	$(0.65)	$(0.96)	$1.63	$2.21	$2.22
Income (Loss) from Discontinued Operations
Basic	$(0.21)	$(0.58)	$0.05	$0.02	$0.01
Assuming Dilution	$(0.21)	$(0.58)	$0.05	$0.01	$0.01
Cumulative Effect of Accounting Principle Change
Basic		$0.14	$(0.03)
Assuming Dilution		$0.14	$(0.03)
Net Income (Loss)
Basic	$(0.86)	$(1.40)	$1.66	$2.24	$2.24
Assuming Dilution	$(0.86)	$(1.40)	$1.65	$2.22	$2.23
Stockholders’ Equity	$24.36	$24.55	$28.33	$24.52	$23.12
Cash Dividends	$0.30	$0.37	$0.59	$0.59	$0.59
Weighted Average Common Shares Outstanding
Basic (000s)	295,224.3	276,132.2	242,032.9	241,824.9	240,880.4
Assuming Dilution (000s)	295,224.3	276,132.2	243,070.1	243,608.7	242,061.0

(1)	Includes the net increase in deferred policy acquisition costs, amortization of value of business acquired and goodwill, compensation expense, and other operating expenses. Included in 2004 are charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively.

(2)	In 2001, the Company early redeemed $172.5 million of debt and wrote off the remaining associated deferred debt costs of $4.5 million. The write-off was previously reported as an extraordinary loss, net of a $1.6 million tax benefit. The Company adopted Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective January 1, 2003, and reclassified the 2001 loss to conform to current reporting requirements.

(3)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets effective January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not to exceed 40 years. Had amortization of goodwill been excluded from expenses for the years ended December 31, 2001 and 2000, net income would have been $561.5 million and $560.3 million, respectively, and net income per common share assuming dilution would have been $2.30 and $2.31, respectively.

(4)	Amounts reported for 2004 and 2003 include after-tax losses of $71.3 million and $196.9 million, respectively, from the Canadian branch sale and write-downs.

(5)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, in 2003 and SFAS 142 in 2002.

(6)	In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Company adopted the provisions of FIN 46 in 2003 and subsequently adopted FIN 46(R) (revised December 2003) effective March 15, 2004, resulting in the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company and an increase of $300.0 million in long-term debt.

(7)	Excludes cumulative effect of accounting principle change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management assessment of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8.

Executive Summary

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

Total segment operating revenue was $10.4 billion in 2004, compared to $10.2 billion in 2003. Segment operating performance improved during 2004 relative to the prior year for the U.K. operation, the Colonial segment, and many of the U.S. brokerage lines of business. Although the U.S. group income protection business performance in 2004 was below the Company’s long-term expectations, the Company believes that this business continues to show improvement due to the actions taken over the past several quarters to increase the profitability in this business, as evidenced by the decline in the benefit ratio during 2004 relative to the prior year. The Company continues to focus on a balanced mix of profitable business and a disciplined approach to pricing, renewals, and risk selection to improve the profitability of this business. The Company also believes that improvements in the economic environment, such as a higher interest rate environment, greater consumer confidence, and an increase in new jobs, will ultimately contribute to enhanced operating results.

The Company also reported strong statutory results in 2004. The Company’s U.S. insurance subsidiaries’ statutory combined net gain from operations was $662.1 million in 2004 compared to $214.8 million in 2003 and $220.7 million in 2002, and statutory combined net income, which includes realized net investment gains and losses, was $607.6 million in 2004, compared to $22.7 million for 2003 and a loss of $209.7 million for 2002.

Described below are the significant challenges which the Company faced during 2004.

Challenges during 2004

•	Improving the profitability of the U.S. group income protection business;

•	Pressure on new sales and persistency due to the competitive pricing environment and concerns regarding the Company’s financial strength;

•	Stabilizing or improving the Company’s existing debt and financial strength ratings and improving external perception surrounding the strength of the Company’s balance sheet and the adequacy of the capitalization of the Company;

•	Examinations and investigations, including the investigations into broker compensation, the multistate market conduct examination and other claim related investigations, and the multidistrict litigation;

•	The current low level of interest rates and the potential impact on the Company’s reserve discount rate on new claims; and

•	The performance and potential risk associated with the closed block of individual income protection business, specifically concerns regarding reserves, deferred policy acquisition costs, and overall profitability.

Progress in 2004

•	In its U.S. group income protection business, the Company implemented targeted rate increases to specific cases and market segments which were not meeting profit expectations, adjusted its business plan to improve the balance in its sales mix by case size, and increased the focus on the profitability of new sales.

•	Regarding sales, the Company believes that while lower than desired for the long-term, the results for 2004 were appropriate in the short-term given the Company’s disciplined approach to pricing in the current competitive environment and due to the Company’s continued shift to focus on the small and mid-employer market to restore a more balanced mix of business. Also, the Company believes that while negatively impacting the Colonial segment’s sales during 2004, the changes it implemented during 2004 will strengthen future sales for that segment.

•	The Company proactively met with customers, brokers, and the rating agencies during 2004 to discuss rating agency actions and the Company’s improved financial position and performance. Additionally, during 2004 and 2003 the Company improved its consolidated risk-based capital position for its U.S. insurance subsidiaries and believes it has met or exceeded financial measures provided by its primary rating agency for maintenance of the Company’s ratings. See “Ratings” contained herein in Item 7 for discussion of ratings and financial measures used by the rating agencies. During 2004, the Company improved its overall balance sheet strength through the combined 2004 and 2003 equity and equity-related securities offerings of $1.450 billion, the strengthening of existing claim reserves for its group income protection business, the reduction in the Company’s holdings in below-investment-grade securities, and the sale or reinsurance of several non-core businesses and product lines. The Company also completed comprehensive scenario testing of its deferred policy acquisition costs during 2004 and believes the asset to be fully recoverable.

•	During 2004, the Company entered into settlement agreements with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination. Discussions continue with the California Department of Insurance, which did not join the multistate settlement agreements. Throughout 2004, the Company continued to cooperate and provide information in response to other regulatory investigations, as discussed more fully herein and in the “Notes to Consolidated Financial Statements” contained herein in Item 8.

•	The current interest rate environment continues to be a challenge for the Company, with low interest rates and a limited supply of investments which meet the Company’s quality, yield, and duration requirements. The Company intends to maintain its interest margins in its reserves and will lower the discount rate on new income protection claims if necessary to do so. The Company has hedging strategies in place wherein, with the current interest rate environment, it expects that approximately 50 percent of its 2005 operating cash flows and cash flows from maturities of investments are hedged at rates that meet or exceed the desired margins.

•	The Company restructured its individual income protection – closed block of business during 2004, as discussed more fully herein. The Company believes that this restructuring strengthened its balance sheet and minimized the Company’s exposure to potential future adverse morbidity from this block of business.

Key Areas for Focus in 2005

•	Continued improvement in U.S. group income protection profitability;

•	Successful implementation of the changes required by the multistate market conduct regulatory settlement agreements and restoration of more consistent claim management performance;

•	Rebuilding U.S. Brokerage profitable sales momentum in the marketplace and effectively managing persistency of the existing block of business;

•	Focusing on operational excellence, continuous improvement, and process innovation while aggressively managing expenses;

•	Responding to the industry-wide focus on broker compensation and related matters, changes in the interest rate environment, and possible fluctuations in the dollar relative to foreign currencies and its impact on reported results for the Company’s foreign operations;

•	Producing improvements in financial and operating performance which meet or exceed the expectations of the rating agencies, thereby increasing the opportunity for improved debt and financial strength ratings over time; and

•	Reducing the Company’s leverage by paying maturing debt of $227.0 million.

2004 Significant Transactions and Events

Settlement of Multistate Market Conduct Examination

During 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia are parties to the settlement agreements. In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain ERISA plans, is a party to the settlement agreements, and the Office of the New York Attorney General, which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue. The examination report did not make any findings of violations of law or market conduct regulations. However, the examination report did identify areas of concern. These became the focus of specific changes and enhancements to the Company’s disability claims handling operations which are designed to assure each claim decision is made in a consistently high quality manner.

The primary components of the settlement agreements include:

•	enhancements to the Company’s claims handling procedures;

•	a reassessment process for claimants of certain previously denied or closed claims who elect to participate;

•	additional corporate and board governance to support the oversight of the reassessment process and general claims handling practices; and

•	payment of a fine in the amount of $15.0 million to be allocated among the states and jurisdictions that joined the agreements and a potential fine of $145.0 million in the future if certain standards are not met in examinations at the end of approximately two years.

In the fourth quarter of 2004, the Company recorded a charge of $127.0 million, before tax, or $87.8 million, after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine. The charge decreased before-tax operating results for group income protection, individual income protection – recently issued, and individual income protection – closed block $116.7 million, $1.7 million, and $8.6 million, respectively. The ongoing costs of changes in the claims handling process and governance improvements will be included in the Company’s operating expenses as incurred going forward. These ongoing costs are not anticipated to materially affect the Company’s results of operations.

The insurance commissioners of Maine, Massachusetts, and Tennessee, the states in which the Company’s three principal insurance subsidiaries are domiciled, began the multistate targeted market conduct examination in September 2003 and, as the lead state regulators, directed the course of the exam. The Company also has an insurance subsidiary domiciled in New York, but New York had been proceeding separately with its market conduct examination prior to commencement of the multistate examination. It became a participating state and also entered into a substantially identical settlement agreement covering the subsidiary domiciled in New York. The purpose of the examination was to determine whether the long-term disability claims handling practices of the Company’s insurance subsidiaries reflected unfair claim settlement practices. Examiners working under the direction of the three lead state regulators reviewed policy forms, manuals, and administration and organization charts, but primarily focused on reviewing individual or group long-term claim files closed, appealed, or open during two time periods from 2002 to early 2004. The claim file review led to discussions with the Company that resulted in the settlement agreements.

A principal feature of the settlement agreements is a reassessment process. Under the agreements, the Company is offering to reassess any individual or group long-term disability claim that was denied or closed since January 1, 2000, except for specific categories of closures such as settlement, death, or payment of maximum benefits. The potential pool of claims decided over the nearly five year period that are eligible for reassessment if the claimant elects to participate is approximately 215,000 claims. However, almost half of these claims are subject to a preliminary determination as to whether the claimant seeking reassessment “returned to work” under the policy, in which case the claim is not eligible for further reassessment. The Company will also accept requests for reassessment from other individuals whose claims were closed after January 1, 1997, and through December 31, 1999, subject to the same closure exceptions as the group receiving notice, and from claimants who dispute the category for closure if it affects their eligibility for reassessment. There will be ongoing oversight by the Company and lead state regulators of the reassessment process. The DOL may also participate in this monitoring of the reassessment process.

The Company has also agreed to enhance certain aspects of its claim operations, including making changes to its organization and procedures to improve the consistency of and the support for each claim decision and create an easier process for claimants. First, the Company is increasing the number of experienced claims professionals involved in making claim decisions, as well as more heavily involving higher levels of management in signing off on adverse claim decisions. Doing so will not only put more experienced people into closer contact with claim decisions, but it should also improve turnaround times and clarify accountability for claims decisions. Second, to improve the support for the initial claim decisions, the Company is modifying its policies regarding medical information, including guidelines for the use of independent medical evaluations and the process for handling claimants with multiple medical conditions. Third, to make it easier for a claimant to understand and proceed through the claim process, the Company is adding a number of service components, including referring certain claims to field personnel who will meet with the claimant in an effort to make the process less burdensome. Also, there will be an additional telephone hotline available to claimants who seek additional assistance. Finally, to further assure consistency in the initial claim decision, the Company is adding a position of quality compliance consultant to assess the totality of the claim decision and to focus on issues of compliance and documentation.

The final principal part of the settlement agreements addresses aspects of corporate governance which are intended to reflect today’s greater emphasis in this area and to help establish best practices for the industry. A regulatory compliance unit, reporting directly to a newly formed regulatory compliance committee of the board of directors, was created to monitor the reassessment process, compliance with market conduct regulations and ERISA requirements, as well as general claims handling compliance. The committee will be composed of five independent directors, including two directors with significant insurance industry or insurance regulatory experience.

The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. In addition to the fine of $15.0 million, the insurance subsidiaries that are parties to the settlement agreements are subject as a group to potential fines for non-compliance with the settlement agreements, including contingent fines of $100,000 per day if certain implementation deadlines are not met and a contingent fine of $145.0 million for failure to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above, which will be conducted in approximately two years. This latter contingent fine relating to examination of the claims handling practices or the reassessment process is limited to a maximum of $145.0 million for both examinations should the performance standards not be met. The performance standard is based on compliance with a maximum tolerance standard for claims procedures based on review of a statistically credible random sample of individual or group claims. The Company believes that the changes it has made and will be making to its claims operations and to enhance its oversight functions will substantially reduce the likelihood that the Company would fail to meet the performance standards in the agreements when these examinations are concluded.

Arizona, California, Minnesota, and New Mexico participated in the multistate examination; however, while the multistate examination was in progress those states chose to continue pursuing their own market conduct examinations and investigations, each of which had begun prior to the beginning of the multistate examination. The Company reached agreement with the Minnesota Department of Commerce covering three exam periods dating from 1995 and involving three of the Company’s insurance subsidiaries, which have agreed to pay a penalty totaling $250,000 relating to various matters outside the general scope of the multistate examination. Minnesota joined the multistate settlement agreements. California has conducted an examination with two phases and an investigation relating to claims handling. California chose not to join the multistate settlement agreements, and discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues. Arizona and New Mexico consented to join the multistate settlement agreements. The Company understands that Arizona is in the process of concluding its examination that will focus on non-claim related matters, and New Mexico may, or may not, continue to pursue its own examination which was begun prior to the multistate examination.

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the results reported for 2004.

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

Financing

In May 2004, the Company issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. The Company subsequently registered the privately placed securities for resale by the private investors. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 5.085 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. Prior to settlement of the common stock purchase contract in May 2007, the purchase contract element of these units will have a dilutive effect on the Company’s net income per common share, assuming dilution, when the average market price of the Company’s common stock during the period exceeds the threshold appreciation price of $16.95 per share. After settlement of the common stock purchase contract in 2007, the weighted average common shares outstanding for computing net income per common share, both basic and assuming dilution, will increase by the actual number of shares issued.

Proceeds from the offering were used to restore the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the individual income protection – closed block reinsurance transaction and to provide additional liquidity at the holding company level.

Acquisitions and Dispositions

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

With the goal of focusing on its core operations, in the first quarter of 2004, the Company sold its Japanese operation, Unum Japan Accident Insurance Co., Ltd. The Company also entered into an agreement with the buyer to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. The Company wrote down the book value of the Japan operations to the estimated fair value less cost to sell during the fourth quarter of 2003 and at that time recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. The Company also recognized a tax benefit of $6.8 million, for a net after-tax gain of $6.0 million in 2003.

During the second quarter of 2004, the Company completed the sale of its Canadian branch and reported a loss of $70.9 million after tax on the sale. On a statutory basis of reporting, Provident Life and Accident Insurance Company, the Company’s insurance subsidiary which included the Canadian branch business, reported a 2004 gain of $250.6 million after tax on the sale of the branch. Additionally, the transaction resulted in an approximate 158 point improvement in the statutory risk-based capital (RBC) ratio of Provident Life and Accident Insurance Company and an approximate 29 point improvement in the Company’s RBC ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis.

Assets transferred to the buyer included available-for-sale fixed maturity securities with a fair value of $1,099.4 million (book value of $957.7 million) and cash of $31.7 million. Liabilities transferred included reserves of $1,254.8 million. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. At the close of the transaction, the bonds retained had a fair value of $732.9 million and a yield of 7.14 percent, which added approximately four basis points to the investment portfolio yield rate in the Company’s continuing operations. These investments were subsequently redeployed to the Company’s other lines of business. Financial results for the Canadian branch are reported as discontinued operations in the consolidated financial statements. Accordingly, the discussion of results by segment as follows does not include amounts related to those operations. See “Discontinued Operations” contained herein in Item 7 and Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the Company’s discontinued operations.

In the second quarter of 2004, the Company acquired Integrated Benefits Management, a provider of case management services, at a price of $0.7 million. This acquisition will further broaden the relationship and distribution partnerships of the Company’s wholly-owned subsidiary, GENEX Services, Inc.

In conjunction with the restructuring of its Argentinean operation, the Company reduced its ownership position in this operation to 40 percent during the fourth quarter of 2004 and reported a before-tax loss of $4.7 million. The Company also recognized from this transaction a tax benefit of $7.4 million, for a net after-tax gain of $2.7 million on the 2004 transaction. The Company wrote down the book value of the Argentinean operation to the estimated fair value less cost to sell during the fourth quarter of 2003 and at that time recognized an impairment loss of $13.5 million before tax and $11.3 million after tax.

Other

Income Tax

Under the Life Insurance Company Tax Act of 1959, stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the American Jobs Creation Act of 2004 (AJCA) was enacted. The AJCA provides, in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 will not be taxed.

The amount of the policyholders’ surplus accounts of the Company’s life insurance subsidiaries at December 31, 2004, was approximately $228.8 million. Under the AJCA, distributions made during 2005 and 2006 by these life insurance subsidiaries, including dividend distributions, are deemed to occur first from the policyholders’ surplus accounts. As a result, the Company’s life insurance subsidiaries expect to distribute the entire balance of their policyholders’ surplus accounts to the holding company during 2005 and 2006. This will result in the elimination of a future potential tax of approximately $80.1 million. This will also allow the Company to engage in transactions in the future without concern of triggering a tax liability related to distributions from the policyholders’ surplus accounts. No current or deferred federal income taxes have currently been provided on the amounts in the policyholders’ surplus accounts because management considers the conditions under which such taxes would be paid to be remote. Therefore, this provision of the AJCA does not affect the consolidated financial position or results of operations of the Company.

The AJCA also provides for a deduction of 85 percent of certain foreign earnings that are repatriated during 2005, up to $500.0 million. The Company is currently reviewing its ability to take advantage of this provision and has not yet completed its evaluation. The Company expects to complete this evaluation during the first half of 2005. If the Company determines it is feasible to repatriate any amount of foreign earnings under this provision, the repatriation would be expected to positively impact the financial results of the Company in 2005 through reduced tax expense.

During 2004, the Company recognized tax benefits as a result of settlements with the Internal Revenue Service (IRS) of certain tax issues (primarily related to insurance tax reserves and investment losses) affecting the Company’s federal income tax liability related to its 1996 through 1998 tax years. During the fourth quarter of 2004, the Company obtained a judgment in refund litigation for federal income tax paid for tax year 1984, plus interest, and as a result will be entitled to a refund of tax plus interest for all tax years subsequent to tax year 1984 in which the IRS took inconsistent positions on the deductibility of insurance tax reserves that were the subject of the litigation and for which the Company paid tax based on the IRS’ inconsistent positions. Included in 2004 operating results is income of $14.0 million before tax and approximately $59.3 million after tax attributable to these prior year tax items.

Disregarding any potential unusual adjustments with regard to legislative changes or IRS exams, the Company expects the effective tax rate in 2005 to approximate 35 percent. The increase in the effective tax rate is due primarily to the increased earnings in the Company’s U.K. operations.

Pension and Postretirement Benefit Plans

The Company’s net periodic benefit cost for its U.S. and foreign pension plans, which is calculated in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), was $56.3 million in 2004. Based on projections as of December 31, 2004, the Company estimates its net periodic benefit cost for 2005 will be in the range of $67.0 million to $70.0 million.

In December 2004, as a result of lowering the discount rate used for projecting the benefit obligation, the Company increased the non-cash minimum pension liability adjustment in accumulated other comprehensive income in stockholders’ equity by $36.6 million, net of tax. See “Pension and Postretirement Benefits Plans” contained herein for further discussion.

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

Acquisitions and Dispositions

During the first quarter of 2003, Unum Limited acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd (Sun Life) together with the renewal rights to Sun Life’s group life business, at a price of approximately $37.2 million.

Furthering its goal of divesting its non-core operations, during 2003, the Company reinsured on a 100 percent indemnity coinsurance basis for non-New York policies and a 90 percent indemnity coinsurance basis for New York policies certain of its insurance policies sold through trade associations and ceded approximately $121.0 million of reserves to the reinsurer. The annual premium on the block reinsured was approximately $40.0 million and related primarily to individual income protection – closed block policies. The transaction had an effective date of April 1, 2003.

Financing

In order to strengthen its capital position, during 2003, the Company issued 52.9 million shares of common stock, par value $0.10 per share, in a public offering and received approximately $547.7 million in proceeds from the sale of the shares after deducting underwriting discounts. Also in 2003, the Company issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a $575.0 million public offering. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. Prior to settlement of the common stock purchase contract in May 2006, the purchase contract element of these units will have a dilutive effect on the Company’s net income per common share, assuming dilution, when the average market price of the Company’s common stock during the period exceeds the threshold appreciation price of $13.27 per share. After settlement of the common stock purchase contract in 2006, the weighted average common shares outstanding for computing net income per common share, both basic and assuming dilution, will increase by the actual number of shares issued.

Proceeds from the offerings were used primarily to increase the capitalization of the Company’s insurance subsidiaries and to repay amounts loaned to the Company from its insurance subsidiaries.

Accounting Pronouncements

FIN 46

Effective December 31, 2003, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 and subsequently adopted FIN 46(R) (revised December 2003) effective March 15, 2004. FIN 46 and FIN 46(R), which supersedes FIN 46, expand upon ARB No. 51, Consolidated Financial Statements, to address financial accounting and reporting for certain entities in which a controlling financial interest cannot be identified based on an evaluation of voting interests.

Transition to the provisions of FIN 46 at December 31, 2003 required the Company to consolidate four special purpose entities whose purposes are to support the Company’s investment objectives. Prior to December 31, 2003, these entities were accounted for as fixed maturity securities in the available-for-sale portfolio and carried at fair value which was derived from the fair value of the underlying assets. These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair value of the underlying forward and swap contracts was $133.9 million at December 31, 2003, which was equivalent to the fair value at which they would have been reported as fixed maturity securities prior to the adoption of FIN 46. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $61.8 million, $7.0 million, and $51.7 million, respectively, at December 31, 2003, which were equivalent to the fair values at which they would have been reported as fixed maturity securities. The adoption of FIN 46 and FIN 46(R) had no impact on the fair value of total invested assets reported in the Company’s consolidated statements of financial condition.

Adoption of FIN 46 and FIN 46(R) also resulted in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation was the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the consolidated statements of financial condition and an increase of $300.0 million in long-term debt. See the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of FIN 46.

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

The Company has two reinsurance contracts for which DIG Issue B36 is applicable. Transition to the provisions of DIG Issue B36 required the Company to value the credit risk provisions in these contracts as derivatives. The derivatives are now reported in the Company’s consolidated statements of financial condition at their current fair values, with the change in fair value since inception of the reinsurance contracts up to the date of adoption reported as a 2003 cumulative effect of accounting principle change. The Company includes in miscellaneous assets a deposit asset for one of the applicable reinsurance contracts. The deposit asset previously included unrealized gains or losses on the marketable securities held in the trust. Under the provisions of DIG Issue B36, any net unrealized gain is attributed to the value of the embedded derivative and is reported as such in fixed maturity securities. Any net unrealized loss will be attributed to the marketable securities held in the trust and reported as an adjustment to the deposit asset, with the related effects on claim reserves reflected in the reinsurance receivable for claim reserves.

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

Other

Continued declines in the performance of equity investment markets combined with steadily increasing pension liabilities reduced the Company’s U.S. and foreign pension plans funding levels such that in December 2002, in accordance with the provisions of SFAS 87, the Company recorded a $145.0 million non-cash minimum pension liability adjustment, net of tax, to accumulated other comprehensive income in stockholders’ equity. In December 2003, as a result of improvements in the performance of the equity investment markets, the Company reduced the non-cash minimum pension liability adjustment by $19.7 million, net of tax.

The Company’s net periodic benefit cost for its U.S. and foreign pension plans increased in 2003 due to the decline in the stock market and the general decline in overall corporate bond yields used to establish the discount rate for projecting the benefit obligation. The net periodic benefit cost for 2003 was $51.8 million compared to a $2.7 million net periodic benefit cost for 2002.

2002 Significant Transactions and Events

Acquisitions

During 2002, the Company acquired whereiwork, a provider of online solutions for insurance enrollment, communications, administration, and analysis, at a price of $2.8 million. This acquisition has served to strengthen and broaden the Company’s internet-based benefits services currently offered to brokers and employers.

Financing

In 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. Proceeds from the offerings were used to refinance existing commercial paper borrowings.

Accounting Pronouncements

SFAS 142

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

Transition to the provisions of SFAS 142 required the Company to complete, within the year of adoption, transitional impairment tests of goodwill existing at January 1, 2002, measured as of that date using a fair value approach. The Company had previously, prior to the adoption of SFAS 142, used undiscounted cash flows to determine if goodwill was recoverable. The Company completed the required tests during 2002 and determined the carrying value of its goodwill should be reduced $11.0 million. The charge, net of a $3.9 million tax benefit, was $7.1 million and is reported as a 2002 cumulative effect of accounting principle change in the consolidated statements of operations.

Other

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

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors affecting claim experience change. In a reporting period, actual experience may deviate from the long-term assumptions used to determine the claim reserves. The Company reviews annually, or more frequently as appropriate, emerging experience to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. The Company’s reserves for group and individual income protection products include a provision for future payments, other than legal expenses, on all claim related lawsuits for which the cause of action has already occurred. This includes known lawsuits and those yet to be filed. The reserve amount is the Company’s estimate of the payments on all such lawsuits based on past payments and expected future payments.

Claim reserves, net of ceded reinsurance, were $19.4 billion at December 31, 2004. Claim reserves, in general, are an estimate of the current value of future, otherwise unfunded, benefit commitments or liabilities. The calculation of claim reserves involves numerous assumptions. In setting these assumptions, the Company depends upon industry information and experience, Company experience and analysis, and reasoned judgment. There can be no guarantee that these assumptions individually, or collectively, will be duplicated by actual experience over time. The primary assumptions related to claim reserves are the discount rate, the claim resolution rate, and the incidence rate for IBNR claims.

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

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	December 31, 2004			December 31, 2003
	IBNR (1)	All Other	Total (2)	IBNR (1)	All Other	Total (2)
Group Income Protection	$913.4	$9,198.2	$10,111.6	$901.8	$8,237.1	$9,138.9
Individual Income Protection - Recently Issued	128.8	1,076.2	1,205.0	105.5	1,003.8	1,109.3
Long-term Care	28.4	1,589.6	1,618.0	26.8	1,252.8	1,279.6

Income Protection Segment	1,070.6	11,864.0	12,934.6	1,034.1	10,493.7	11,527.8
Life and Accident Segment	323.4	2,249.1	2,572.5	313.3	2,099.3	2,412.6
Colonial Segment	71.9	1,119.1	1,191.0	77.2	1,046.1	1,123.3
Individual Income Protection - Closed Block Segment	360.3	12,376.5	12,736.8	368.3	11,892.2	12,260.5
Other Segment	217.7	8,339.9	8,557.6	256.2	8,272.4	8,528.6

Consolidated from Continuing Operations	$2,043.9	$35,948.6	$37,992.5	$2,049.1	$33,803.7	$35,852.8

(1)	IBNR for income protection includes “reopen reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(2)	Equals the sum of “Policy and Contract Benefits”, “Reserves for Future Policy and Contract Benefits and Unearned Premiums”, and “Other Policyholders’ Funds” as reported in the consolidated statements of financial condition.

The increase in IBNR within the Income Protection and Life and Accident segments is directly related to the underlying growth in the business. The rapid premium growth within the Company’s operations in the United Kingdom contributed to this IBNR growth along with premium growth within the long-term care and individual income protection – recently issued lines of business. Additionally, IBNR reserves for group income protection, individual income protection – recently issued, and individual income protection – closed block increased $39.7 million, $0.6 million, and $3.7 million, respectively, in the fourth quarter of 2004 for the reserve charge related to settlement of the multistate market conduct examination.

The increase in all other reserves is driven by growth within the U.K. operations and the long-term care line of business along with the first quarter of 2004 reserve charge of $110.6 million in the Individual Income Protection – Closed Block segment. Additionally, all other reserves for group income protection increased $40.5 million in the fourth quarter of 2004 for the reserve charge related to settlement of the multistate market conduct examination.

A portion of the reported growth in the reserves for the U.K. operations also resulted from the favorable foreign currency exchange rate in 2004 relative to 2003, which increased IBNR reserves approximately $12.2 million and all other reserves approximately $117.6 million.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Approximately 92 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies in accordance with the provisions of Statement of Financial

Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. The estimated premium income in the early years of the amortization period is higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience. The Company will experience accelerated amortization if policies terminate earlier than projected.

Deferred costs related to group and individual income protection products are generally amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 55 percent and 80 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for group and individual long-term care products are amortized over a twenty-year period, with approximately 45 percent and 70 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively.

Deferred costs for group life and accidental and death and dismemberment products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for brokerage voluntary life and other products are amortized over a fifteen-year period, with approximately 90 percent of the cost expected to be amortized by year ten. Deferred costs for products issued by the Colonial segment are amortized over a seventeen-year period, on average, with approximately 80 percent and 90 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively.

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

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the following factors:

•	The probability of recovering principal and interest.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Any other key measures for the related security.

The Company’s review procedures include, but are not limited to, monthly meetings of certain members of the Company’s senior management personnel to review reports on the entire portfolio, identifying investments with changes in market value of five percent or more, investments with changes in rating either by external rating agencies or internal analysts, investments segmented by issuer, industry, and foreign exposure levels, and any other relevant investment information to help identify the Company’s exposure to possible credit losses.

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

Private placement fixed maturity securities had a fair value of approximately $3.8 billion, or 11.6 percent of total fixed maturity securities at December 31, 2004. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2004, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.61 percent for five-year maturities to 4.83 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.62 percent to 1.35 percent plus an additional 30 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2004 net unrealized gain in the fixed maturity securities portfolio by approximately $2.3 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s consolidated statements of financial condition at December 31, 2004 is attributable primarily to the acquisition of Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

Income Taxes

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s valuation allowance relates primarily to assets for foreign net operating loss carryforwards and assets for the Company’s basis in certain of its foreign subsidiaries that are not likely to be realized in the future based on management’s expectations using currently available evidence. In evaluating the ability to recover deferred tax assets, the Company has considered all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines that it most likely would not be able to realize all or part of its deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions, both domestic and foreign. The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on management’s estimate of whether, and to the extent which, additional taxes will probably be due. However, due to the complexity of the tax laws and uncertainties in their interpretation, the ultimate resolution may result in a payment that is materially different from the current estimate of the probable tax liabilities. If the estimate of the tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer probable. Management believes that adequate accruals have been provided for all years presented.

Cash outlays for income taxes are not expected to exceed income tax expense during the next three years.

Consolidated Operating Results

The following table presents consolidated financial information for the years indicated.

(in millions of dollars)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Revenue
Premium Income	$7,839.6	2.9%	$7,615.7	6.5%	$7,151.1
Net Investment Income	2,158.7	—	2,158.4	6.4	2,028.9
Net Realized Investment Gain (Loss)	29.2	116.8	(173.8)	(43.8)	(309.1)
Other Income	437.4	11.8	391.3	0.8	388.2

Total	10,464.9	4.7	9,991.6	7.9	9,259.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,248.4	(7.9)	7,868.1	24.4	6,324.8
Commissions	842.3	(0.2)	844.1	2.9	820.2
Interest and Debt Expense	207.1	10.6	187.2	15.3	162.4
Deferral of Policy Acquisition Costs	(557.3)	(16.3)	(665.9)	(0.8)	(671.4)
Amortization of Deferred Policy Acquisition Costs	436.7	(4.8)	458.6	15.0	398.9
Amortization of Value of Business Acquired	15.8	(57.9)	37.5	(3.8)	39.0
Impairment of Intangible Assets	856.4	N.M.	—	N.M.	—
Compensation Expense	739.6	(5.2)	779.8	6.5	732.2
Other Operating Expenses	935.4	2.0	917.4	6.7	859.8

Total	10,724.4	2.9	10,426.8	20.3	8,665.9

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(259.5)	40.4	(435.2)	(173.4)	593.2
Income Tax (Benefit)	(67.3)	(60.6)	(170.6)	(186.9)	196.3

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(192.2)	27.4	(264.6)	(166.7)	396.9
Income (Loss) from Discontinued Operations, Net of Income Tax	(60.8)	62.4	(161.7)	N.M.	11.4
Cumulative Effect of Accounting Principle Change, Net of Income Tax	—	N.M.	39.9	N.M.	(7.1)

Net Income (Loss)	$(253.0)	34.5	$(386.4)	(196.3)	$401.2

N.M.	= not a meaningful percentage

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Income Protection Segment
Fully Insured Products
Group Long-term Income Protection	$283.7	(25.5)%	$380.6	(0.4)%	$382.2
Group Short-term Income Protection	79.5	(37.5)	127.2	(1.6)	129.3
Individual Income Protection - Recently Issued	105.5	(14.1)	122.8	(4.2)	128.2
Group Long-term Care	18.7	(30.7)	27.0	14.9	23.5
Individual Long-term Care	19.5	(55.6)	43.9	(31.1)	63.7

Total Fully Insured Products	506.9	(27.7)	701.5	(3.5)	726.9

Administrative Services Only (ASO) Products
Group Long-term Income Protection	1.1	(83.1)	6.5	35.4	4.8
Group Short-term Income Protection	7.3	(49.3)	14.4	(28.7)	20.2

Total ASO Products	8.4	(59.8)	20.9	(16.4)	25.0

Income Protection Segment	515.3	(28.7)	722.4	(3.9)	751.9

Life and Accident Segment
Group Life	234.6	(12.9)	269.3	(6.7)	288.6
Accidental Death & Dismemberment	12.8	(51.9)	26.6	(35.3)	41.1
Brokerage Voluntary Life and Other	81.3	8.0	75.3	31.0	57.5

Life and Accident Segment	328.7	(11.4)	371.2	(4.1)	387.2

Colonial Segment	278.5	(2.3)	285.2	10.9	257.1

Individual Income Protection - Closed Block Segment	7.8	(35.5)	12.1	(34.9)	18.6

Total Sales from Continuing Operations	1,130.3	(18.7)	1,390.9	(1.7)	1,414.8

Discontinued Operations	10.1	(72.4)	36.6	6.1	34.5

Total	$1,140.4	(20.1)	$1,427.5	(1.5)	$1,449.3

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

Premiums for fully insured products are reported as premium income while the fees for administrative services only (ASO) products, wherein the risk and responsibility for funding claim payments remains with the customer, are included in other income. Sales, together with persistency of the existing block of business and the Company’s renewal program, are an indicator of growth in the Company’s premium and fee income. Trends in new sales, as well as existing market share, are also indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new product offerings. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business. Sales growth was not expected during 2004 for the Company’s group income protection and its group life and accidental death and dismemberment lines of business, particularly in the large-employer market, as the Company continued with the strategy it implemented in 2003 to shift its business mix so as to increase its share of its small and mid-employer markets. The Company intends to maintain its disciplined approach to pricing, renewals, and risk selection, with a focused effort on balancing growth and profitability. While managing its business mix in this disciplined manner, the Company expects to continue to be a leading provider in the large-employer market segment.

The Company has field sales personnel who specialize in (1) employer-provided plans for employees and (2) supplemental benefit plans that include multi-life income protection and long-term care product offerings and products sold to groups of employees through payroll deduction at the workplace. These field sales personnel partner with Company representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts. The Company utilizes a distribution model for the sale of individual income protection and individual long-term care insurance products whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices. The Company intends to maintain its focus on workplace customers and increased integration between individual multi-life and group offerings by continuing to provide highly focused field support. The Company also utilizes an agency sales force to market the products offered by its Colonial segment.

Segment Operating Results

As previously discussed in Item 1 contained herein, the Company’s reporting segments include the following six business segments: Income Protection, Life and Accident, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The segments remain unchanged from prior year reporting other than the separation of the Individual Income Protection – Closed Block from the Income Protection segment. Prior year numbers have been reclassified to conform to the current segment reporting.

In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, results of discontinued operations, and cumulative effect of accounting principle change. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP).

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax and cumulative effect of accounting principle change as presented in the Company’s consolidated operating results reported herein and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of the Company’s overall profitability. The Company may experience realized investment losses, which will affect future earnings levels as the underlying business is long-term in nature and requires that the Company be able to earn the assumed interest rates in its liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income (loss) by segment to consolidated net income (loss) is as follows.

(in millions of dollars)

	Year Ended December 31
	2004	2003	2002
Operating Revenue by Segment	$10,435.7	$10,165.4	$9,568.2
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)

Revenue	$10,464.9	$9,991.6	$9,259.1

Operating Income (Loss) by Segment	$(288.7)	$(261.4)	$902.3
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)
Income Tax (Benefit)	(67.3)	(170.6)	196.3
Income (Loss) from Discontinued Operations, Net of Tax	(60.8)	(161.7)	11.4
Cumulative Effect of Accounting Principle Change, Net of Tax	—	39.9	(7.1)

Net Income (Loss)	$(253.0)	$(386.4)	$401.2

Included in the 2004 before-tax operating loss by segment of $288.7 million is a before-tax charge of $127.0 million related to the settlement of the multistate market conduct examination and a before-tax charge of $967.0 million related to the restructuring of the individual income protection-closed block business. Included in the 2003 before-tax operating loss by segment of $261.4 million is a before-tax charge of $894.0 million related to group income protection reserve strengthening.

Income Protection Segment Operating Results

The Income Protection segment includes group long-term and short-term income protection insurance, recently issued individual income protection insurance, group and individual long-term care, and managed disability. Shown below are financial results for the income protection segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income	$4,117.3	4.6%	$3,937.0	10.3%	$3,570.7
Net Investment Income	905.7	1.9	889.0	13.5	783.1
Other Income	252.0	6.3	237.0	9.8	215.8

Total	5,275.0	4.2	5,063.0	10.8	4,569.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,572.3	(17.2)	4,313.9	50.6	2,864.7
Commissions	413.2	1.9	405.6	1.6	399.1
Deferral of Policy Acquisition Costs	(255.9)	(23.2)	(333.1)	(7.8)	(361.2)
Amortization of Deferred Policy Acquisition Costs	196.1	2.7	191.0	13.5	168.3
Amortization of Value of Business Acquired	12.3	N.M.	3.9	77.3	2.2
Operating Expenses	1,085.6	3.5	1,048.5	9.5	957.3

Total	5,023.6	(10.8)	5,629.8	39.7	4,030.4

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$251.4	144.4	$(566.8)	N.M.	$539.2

N.M.	= not a meaningful percentage

Segment Sales

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Group long-term income protection sales on a fully insured basis decreased during 2004 compared to 2003 due to declines in the Company’s U.S. brokerage business. The Company’s U.S. brokerage sales of fully insured group long-term income protection products declined 38.7 percent in 2004 relative to 2003 due to a decline in sales as a result of the Company’s disciplined approach to pricing and also due to the Company’s continued shift to focus on the small and mid-employer market to restore a more balanced mix of business between small, medium, and large-employer customers. The decrease in the U.S. sales was partially offset by growth of 26.9 percent in the Company’s United Kingdom operations in 2004 compared to the prior year. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the sales growth rate in the United Kingdom’s group long-term income protection line was approximately 13.2 percent year over year. Group short-term income protection sales on a fully insured basis also decreased in 2004 compared to the prior year due to the Company’s shift in its business strategy.

Sales for individual income protection – recently issued declined primarily due to a decrease in sales in both the U.S. operations and the Company’s United Kingdom operations. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 81 percent for 2004 sales and 77 percent for 2003 sales, although both multi-life and non multi-life sales declined in 2004 relative to the prior year.

During 2003, the Company introduced a new distribution model for the sale of individual income protection and individual long-term care insurance products which will enable the Company to maintain its focus on workplace customers and increased integration between individual multi-life and group offerings. The Company also introduced changes in the individual long-term care product offering during 2003. These actions have slowed the growth in sales of non multi-life individual income protection and individual long-term care insurance relative to historical trends.

The Company anticipated relatively weaker sales comparisons throughout 2004 relative to 2003 for both group and individual income protection products, primarily as a result of the competitive pricing environment and, to a lesser extent, due to the adverse publicity surrounding the Company. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of the existing block of business. The Company expects sales in early 2005 to be slightly lower than 2004 results but to increase during the latter part of the year.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Group long-term income protection sales on a fully insured basis decreased during 2003 compared to 2002. The slight net decline occurred in the Company’s U.S. market, with a decline in the large-employer market more than offsetting growth in the small and mid-employer markets. Sales increased in the mid-employer market during 2003 as the Company began to shift its focus to this market, which is comprised of groups of 500 to 1,999 lives. The decrease in the U.S. sales was partially offset by growth of 42.9 percent in the Company’s United Kingdom operations. The comparative decline for 2003 versus 2002 in short-term income protection ASO sales was primarily due to a large case sold in 2002.

Sales for individual income protection decreased in 2003 relative to the prior year, with declines in the Company’s United Kingdom operations and in the Company’s U.S. operations. The sales decline occurred primarily in the U.S. individual sales market rather than in the multi-life market. The portion of the individual income protection sales attributable to multi-life business in the Company’s U.S. operations was approximately 77 percent of 2003 sales and 73 percent of 2002 sales.

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

Persistency during 2004 for the overall block of group long-term income protection on average declined from that experienced in 2003. Terminations were more heavily concentrated in the large-employer market, while persistency in the small and mid-employer market improved slightly in 2004 compared to 2003. Persistency for fully insured short-term income protection also declined during 2004, on average, over the prior year. These declines in persistency were expected due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Approximately 35 percent of the Company’s group business has an effective renewal date of January 1. The Company experienced a decline in persistency for group income protection business to be renewed effective January 1, 2005. The Company believes this is attributable to the competitive pricing environment and the Company’s continued pricing discipline and, to a lesser extent, the adverse publicity surrounding the Company. The Company expects that persistency for its overall block of U.S. group long-term income protection business will be approximately 80 to 82 percent in 2005. Persistency for group short-term income protection is not expected to be materially different from the level of 2004.

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

Persistency during 2003 for the overall block of group long-term income protection on average was higher than that experienced in 2002. Persistency for fully insured short-term income protection also improved, on average, over the prior year. During 2002, persistency for group long-term and short-term income protection was lower for certain issue years when compared to the persistency expected at the time the business was written. This resulted in additional amortization of deferred policy acquisition costs of $12.9 million in 2002 for group income protection. There was no additional amortization of deferred policy acquisition costs in 2003. As previously discussed, since the Company’s actual persistency experienced in recent years was lower than that expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and subsequent to reflect its current estimate of persistency.

A critical part of the Company’s strategy for group income protection involves executing its 2005 renewal program and managing persistency in its existing block of business. Although the 2005 renewal program is smaller than that of 2004, the Company believes this strategy will have a positive effect on future profitability. The Company has shifted emphasis from revenue growth to profit margin expansion, raising prices and remaining more disciplined in risk selection, and restoring a more balanced mix of business between small, medium, and large-employer customers, since large-employer customers are often more price sensitive and vulnerable to weak economic conditions. The Company’s previous renewal programs have generally been successful in retaining group income protection business that is relatively more profitable than business that terminated. While it is expected that the additional premium and related profits associated with renewal activity will continue to emerge, the Company intends to balance the renewal program with the need to maximize persistency and retain producer relationships.

Group Income Protection Operating Results

Shown below are financial results and key performance indicators for group income protection.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income
Group Long-term Income Protection	$2,530.4	5.3%	$2,402.9	9.3%	$2,198.7
Group Short-term Income Protection	616.1	(2.3)	630.9	4.9	601.6

Total Premium Income	3,146.5	3.7	3,033.8	8.3	2,800.3
Net Investment Income	720.3	2.3	704.3	10.2	639.2
Other Income	69.7	23.6	56.4	65.9	34.0

Total	3,936.5	3.7	3,794.5	9.2	3,473.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,871.3	(22.1)	3,684.6	57.6	2,338.4
Commissions	234.7	3.3	227.1	(1.0)	229.4
Deferral of Policy Acquisition Costs	(94.5)	(35.3)	(146.1)	(4.4)	(152.9)
Amortization of Deferred Policy Acquisition Costs	104.6	(0.9)	105.5	8.2	97.5
Amortization of Value of Business Acquired	12.1	236.1	3.6	80.0	2.0
Operating Expenses	715.8	4.2	687.0	12.9	608.7

Total	3,844.0	(15.7)	4,561.7	46.1	3,123.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$92.5	112.1	$(767.2)	N.M.	$350.4

Benefit Ratio (% of Premium Income) (1)	91.3%		121.5%		83.5%
Operating Expense Ratio (% of Premium Income) (2)	22.7%		22.6%		21.7%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	2.9%		(25.3)%		12.5%
Persistency - U.S. Group Long-term Income Protection	84.8%		87.2%		86.5%
Persistency - U.S. Group Short-term Income Protection	80.6%		84.5%		81.5%

(1)	Included in these ratios is the 2004 before-tax reserve charge of $80.2 million related to the settlement of the multistate market conduct examination and the 2003 before-tax reserve strengthening of $894.0 million. Excluding these charges, the benefit ratios for 2004 and 2003 would have been 88.7% and 92.0%, respectively.

(2)	Included in the ratio for 2004 is the before-tax charge of $36.5 million related to the settlement of the multistate market conduct examination. Excluding this charge, the operating expense ratio for 2004 would have been 21.6%.

(3)	Included in these ratios is the 2004 before-tax charge of $116.7 million related to the settlement of the multistate market conduct examination and the 2003 before-tax reserve strengthening of $894.0 million. Excluding these charges, the before-tax operating income (loss) ratios for 2004 and 2003 would have been 6.6% and 4.2%, respectively.

N.M.	= not a meaningful percentage

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

As previously discussed, during the fourth quarter of 2004 the Company recorded a charge in conjunction with the settlement of the multistate market conduct examination. The charge decreased operating income for group income protection $116.7 million. Excluding that charge, group income protection would have reported operating income of $209.2 million for 2004.

Operating revenue for group income protection improved primarily due to increases in premium income. Premium income for the U.S. brokerage business was fairly flat period to period. The growth in group long-term income protection premium income occurred in the Company’s United Kingdom business and was primarily attributable to continued strong sales growth. Premium income in the United Kingdom group long-term income protection business was $501.8 million in 2004 compared to $371.2 million in 2003. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the growth rate in premium income in the United Kingdom’s group long-term income protection line was approximately 20.8 percent year over year. Net investment income increased in 2004 compared with 2003 due to the growth in invested assets supporting this line of business and a retrospective adjustment of the amortization of the purchase discount on mortgage-backed securities, offset somewhat by lower investment portfolio yields due to a decline in market interest rates and less prepayment income on fixed maturity securities. Included in other income are ASO fees of $56.1 million for 2004 and $46.5 million for 2003.

The settlement of the multistate market conduct examination resulted in a 2004 charge of $39.7 million for benefit costs and reserves from claims reopened from the reassessment and $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented. Excluding those reserve charges as well as the 2003 reserve strengthening previously discussed, the benefit ratio for 2004 declined compared to 2003. Contributing to the decline in the 2004 benefit ratio relative to 2003 was a decrease in the submitted claim incidence rate for group long-term income protection. This reduced benefits and change in reserves approximately $55.0 million relative to the prior year. The Company believes the incidence levels are driven in part by economic trends, including consumer confidence. Also contributing to the decrease in the benefit ratio in 2004 relative to 2003 was an increase in premium per insured life primarily due to rate increases placed on poorer performing business through the 2004 renewal program. Partially offsetting the factors contributing to the decline in the benefit ratio was a lower claim discount rate used for new claims occurring in 2004 relative to the rate used in 2003, which resulted in the establishment of higher claim reserves in 2004 of approximately $25.0 million had the lower discount rate not been used. For group short-term income protection, the benefit ratio was lower primarily due to a decline in paid claim incidence in 2004 compared to the prior year.

Costs capitalized during 2004 for group income protection were lower than in the prior year due to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales. The amortization of value of business acquired increased during 2004 due to the previously discussed United Kingdom transaction with Swiss Life. Operating expenses for 2004 include a charge of $36.5 million, related to the settlement of the multistate market conduct examination, for the incremental direct operating expenses to conduct the two-year reassessment process for group income protection and for a portion of the fine.

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

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

As previously discussed, in 2003 the Company strengthened its group income protection claim reserves $894.0 million. Excluding this charge, group income protection would have reported operating income of $126.8 million for 2003.

Operating revenue for group income protection improved due to increases in both premium income and net investment income. The growth in premium income during 2003 compared to the prior year was due to new sales growth in 2002 and favorable renewal activity and improved persistency on the existing block of business. Also contributing to the increase in premium income was the strong sales growth in the United Kingdom group income protection business. Premium income in the Company’s United Kingdom group long-term income protection business increased 41.2 percent, or $108.4 million, in 2003 relative to 2002. A portion of that reported growth also resulted from the favorable foreign currency exchange rate in 2003 relative to 2002. When measured in its local currency, the growth rate in premium income in the United Kingdom’s group long-term income protection was approximately 30.0 percent year over year. Net investment income grew primarily due to the growth in invested assets supporting this line of business. Included in other income are ASO fees of $46.5 million for 2003 and $33.9 million for the prior year.

The benefit ratio for group income protection increased in 2003 relative to 2002. Excluding the impact of the 2003 reserve strengthening for group income protection, the benefit ratio was 92.0 percent for 2003, higher than in 2002, with the increase attributable to group long-term income protection. Both submitted and paid claim incidence for group long-term income protection increased from 2002. This increased benefits and change in reserves for 2003 approximately $75.0 million relative to 2002. The Company believes this to be driven in part by economic trends, including lower consumer confidence. Claim resolution rates for group long-term income protection in 2003 were lower than 2002. The impact on benefits and change in reserves for the lower claim resolution rate was an increase of approximately $75.0 million. Also contributing to the increase in the benefit ratio for group long-term income protection was the lower claim reserve discount rate used for new claims occurring in 2003. For group short-term income protection, the 2003 benefit ratio was higher than in 2002, primarily due to an increase in paid claim incidence.

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

Individual Income Protection - Recently Issued Operating Results

Shown below are financial results and key performance indicators for individual income protection – recently issued.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income	$526.3	5.6%	$498.6	14.7%	$434.6
Net Investment Income	81.9	(19.1)	101.2	15.8	87.4
Other Income	5.4	(30.8)	7.8	20.0	6.5

Total	613.6	1.0	607.6	15.0	528.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	306.5	6.9	286.7	15.6	248.1
Commissions	113.4	7.0	106.0	12.6	94.1
Deferral of Policy Acquisition Costs	(125.8)	(0.5)	(126.4)	(5.1)	(133.2)
Amortization of Deferred Policy Acquisition Costs	69.1	12.2	61.6	28.6	47.9
Amortization of Value of Business Acquired	0.2	(33.3)	0.3	50.0	0.2
Operating Expenses	153.0	10.3	138.7	11.3	124.6

Total	516.4	10.6	466.9	22.3	381.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$97.2	(30.9)	$140.7	(4.2)	$146.8

Benefit Ratio (% of Premium Income)	58.2%		57.5%		57.1%
Interest Adjusted Loss Ratio	46.5%		44.7%		43.4%
Operating Expense Ratio (% of Premium Income)	29.1%		27.8%		28.7%
Before-tax Operating Income Ratio (% of Premium Income)	18.5%		28.2%		33.8%
U.S. Persistency	90.7%		89.6%		89.7%

N.M.	= not a meaningful percentage

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The growth in premium income resulted from new sales and stable persistency of the existing block of business. The decline in net investment income in 2004 relative to the prior year resulted from a decline in the yield on the portfolio as well as internal redistributions of invested assets in conjunction with the Company’s management of asset and liability cash flows.

The slight increase in the benefit ratio for 2004 relative to the prior year was primarily due to a decline in the net claim resolution rate, partially offset by a decrease in submitted claim incidence. The impact on benefits and change in reserves for the lower claim resolutions was an increase of approximately $45.0 million compared to 2003, offset by a decrease of approximately $35.0 million for the lower submitted claim incidence. Multi-life business, which constitutes approximately 59 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Premium income grew as a result of new sales and continuing stable persistency of the existing block of business. The growth in net investment income in 2004 relative to the prior year was due to the growth in invested assets supporting this line of business.

The increase in the benefit ratio for 2003 compared to 2002 was due to higher submitted incidence, offset partially by an increase in the net claim resolution rate.

Long-term Care Operating Results

Shown below are financial results and key performance indicators for long-term care.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income
Group Long-term Care	$143.4	15.2%	$124.5	20.4%	$103.4
Individual Long-term Care	301.1	7.5	280.1	20.5	232.4

Total Premium Income	444.5	9.9	404.6	20.5	335.8
Net Investment Income	103.5	24.0	83.5	47.8	56.5
Other Income (Loss)	(0.2)	—	(0.2)	(140.0)	0.5

Total	547.8	12.3	487.9	24.2	392.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	394.5	15.1	342.6	23.1	278.2
Commissions	65.1	(10.2)	72.5	(4.1)	75.6
Deferral of Policy Acquisition Costs	(35.6)	(41.3)	(60.6)	(19.3)	(75.1)
Amortization of Deferred Policy Acquisition Costs	22.4	(6.3)	23.9	4.4	22.9
Operating Expenses	55.9	(16.6)	67.0	(1.6)	68.1

Total	502.3	12.8	445.4	20.5	369.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$45.5	7.1	$42.5	84.0	$23.1

Benefit Ratio (% of Premium Income)	88.8%		84.7%		82.8%
Operating Expense Ratio (% of Premium Income)	12.6%		16.6%		20.3%
Before-tax Operating Income Ratio (% of Premium Income)	10.2%		10.5%		6.9%

Persistency - U.S. Group Long-term Care	92.8%		92.7%		92.6%
Persistency - U.S. Individual Long-term Care	96.7%		96.1%		96.5%

N.M.	= not a meaningful percentage

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium income increased during 2004 compared to 2003 primarily due to new sales growth in previous periods. New annualized sales for long-term care were $38.2 million, $70.9 million, and $87.2 million for 2004, 2003, and 2002, respectively. Changes in the product offering during 2003 have decreased the 2004 growth in individual long-term care sales relative to historical trends. This is expected to continue and will result in a slower rate of growth in premium income. Net investment income increased due to the continued growth in invested assets supporting this line of business. Persistency in this line of business remains high and stable.

Submitted claim incidence for long-term care was higher in 2004 than in 2003. The net claim resolution rate was also higher in 2004 compared to 2003. Results for long-term care continue to be volatile due to the relatively small size of this block of business.

Acquisition costs capitalized during 2004 were lower than in the prior year due to the reduction in sales. Commissions and operating expenses in 2004 also declined relative to the prior year due to lower selling expenses.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Premium income increased primarily due to new sales growth in previous periods. Net investment income continued to increase due to the growth in invested assets supporting this line of business.

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

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $177.1 million in 2004, compared to $173.0 million in 2003 and $174.8 million in 2002. Operating income totaled $16.2 million in 2004, compared to $17.2 million in 2003 and $18.9 million in 2002.

Segment Outlook

The Company’s primary focus for 2005 for Income Protection will continue to be profitability enhancement, with an emphasis on the core markets and a balanced mix of business. In 2005, the Company expects moderate, disciplined year over year sales growth in line with overall industry growth, although growth relative to 2004 may not be experienced until mid- 2005. The Company will continue in 2005 with its disciplined approach to pricing and also with the strategy of shifting its business mix from the large-employer market to the small and mid-employer markets. The Company expects to continue to generate sales in the large-employer market, although below historical growth levels, and to be a leading provider in this market segment.

The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business. As previously discussed, the Company expects that persistency rates in 2005 for its U.S. group long-term income protection business will be approximately 80 to 82 percent.

The Company believes that its income protection product results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment. Continuation of the current low interest rate environment may result in a lowering of the Company’s reserve discount rate on new income protection claims during 2005.

Life and Accident Segment Operating Results

The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. Shown below are financial results and key performance indicators for the life and accident segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income
Group Life	$1,558.9	2.2%	$1,524.6	6.3%	$1,434.4
Accidental Death & Dismemberment	182.4	(8.2)	198.6	(0.6)	199.8
Brokerage Voluntary Life and Other	222.1	11.5	199.2	20.3	165.6

Total Premium Income	1,963.4	2.1	1,922.4	6.8	1,799.8
Net Investment Income	199.7	4.3	191.5	(0.6)	192.6
Other Income	18.0	9.1	16.5	14.6	14.4

Total	2,181.1	2.4	2,130.4	6.2	2,006.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,506.6	2.6	1,468.1	5.0	1,397.6
Commissions	174.0	(1.9)	177.3	7.5	164.9
Deferral of Policy Acquisition Costs	(127.8)	(19.8)	(159.3)	7.3	(148.4)
Amortization of Deferred Policy Acquisition Costs	109.4	1.3	108.0	24.7	86.6
Amortization of Value of Business Acquired	2.3	27.8	1.8	N.M.	0.4
Operating Expenses	265.0	(1.7)	269.7	6.4	253.5

Total	1,929.5	3.4	1,865.6	6.3	1,754.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$251.6	(5.0)	$264.8	5.0	$252.2

Benefit Ratio (% of Premium Income)	76.7%		76.4%		77.7%
Operating Expense Ratio (% of Premium Income)	13.5%		14.0%		14.1%
Before-tax Operating Income Ratio (% of Premium Income)	12.8%		13.8%		14.0%

Persistency - U.S. Group Life	84.0%		83.2%		83.9%
Persistency - U.S. Accidental Death & Dismemberment	80.3%		84.2%		82.5%
Persistency - Brokerage Voluntary Life	84.4%		84.4%		83.8%
Persistency - Brokerage Voluntary Other	75.0%		77.5%		78.4%

N.M.	= not a meaningful percentage

Segment Sales

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Sales for group life decreased in 2004 relative to the prior year due to a 31.1 percent decrease in sales in the Company’s U.S. operations, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales in 2004 was primarily attributable to a more competitive market, which resulted in sales declines in all market sizes, and also due to a decrease in large-employer market sales resulting from the previously discussed business mix shift. Brokerage voluntary life and other sales improved in 2004 relative to last year and were generally in line with the Company’s expectations.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Sales in the Company’s U.S. operations declined in 2003 compared to the prior year, partially offset by an increase in sales in the United Kingdom operations. The decline in U.S. group life sales during 2003 was primarily attributable to lower sales in the large-employer market and the continuing impact of the Company’s strategic decision, which was fully implemented during 2002, to focus on integrated sales of life and income protection and less on stand-alone life sales. The increase in the United Kingdom sales was partially due to the inclusion of additional sales generated as a result of the 2003 Sun Life acquisition.

Operating Results

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium growth for 2004 relative to 2003 was attributable primarily to the United Kingdom operations and its acquisition of Sun Life, as previously discussed. Also contributing to the growth in premium income was sales growth in the brokerage voluntary lines.

The benefit ratio increased slightly in 2004 relative to 2003. For the U.S. group life business, submitted and paid claim incidence for group life were both marginally higher in 2004 relative to 2003. The average paid claim size for group life also increased during 2004 relative to 2003.

Acquisition costs capitalized during 2004 for the life and accident segment were lower than in the prior year due primarily to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Premium growth in 2003 relative to 2002 was attributable to favorable renewal results, strong sales results in the United Kingdom operations, and stable persistency.

Submitted and paid claim incidence for U.S. group life were both lower in 2003 relative to 2002. The average paid claim size for group life increased from 2002.

The amortization of deferred policy acquisition costs for 2002 includes $9.2 million of additional amortization due to the higher level of terminations for group life products experienced during 2002 than expected at the time the policies were written. There was no additional amortization of deferred policy acquisition costs in 2003. As previously discussed in the operating results for group income protection and as also applicable to group life and accidental death and dismemberment, the Company has accelerated the amortization of costs pertaining to certain of its lines of business into the early life of the policy by using lower premium persistency assumptions in determining its “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the deterioration of actual persistency relative to “scheduled” or expected persistency.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. In 2005, the Company expects moderate, disciplined sales growth in line with overall industry growth. The Company intends to continue its disciplined approach to risk selection and pricing and to focus on profitability and a more balanced mix of business between large, medium, and small employer markets. The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines.

Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection may reduce persistency somewhat in the group life line as well. Persistency may also be negatively impacted by a more focused renewal effort on the stand-alone large-employer market group life business sold during 2000 through 2002 as well as the highly competitive group life marketplace. The Company expects that persistency rates in 2005 for its U.S. group life business will be approximately 74 to 76 percent.

Colonial Segment Operating Results

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Shown below are financial results and key performance indicators for the Colonial segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income
Income Protection	$486.2	4.6%	$464.9	6.2%	$437.8
Life	106.9	10.5	96.7	20.3	80.4
Cancer and Critical Illness	147.9	12.1	131.9	11.3	118.5

Total Premium Income	741.0	6.8	693.5	8.9	636.7
Net Investment Income	94.5	5.0	90.0	13.1	79.6
Other Income	2.3	(8.0)	2.5	(32.4)	3.7

Total	837.8	6.6	786.0	9.2	720.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	408.3	3.3	395.4	10.7	357.2
Commissions	173.9	5.5	164.9	14.6	143.9
Deferral of Policy Acquisition Costs	(173.7)	4.6	(166.1)	11.9	(148.4)
Amortization of Deferred Policy Acquisition Costs	131.2	10.9	118.3	9.8	107.7
Amortization of Value of Business Acquired	1.2	N.M.	(0.9)	N.M.	1.5
Operating Expenses	141.3	10.6	127.7	5.9	120.6

Total	682.2	6.7	639.3	9.8	582.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$155.6	6.1	$146.7	6.7	$137.5

Benefit Ratio (% of Premium Income)	55.1%		57.0%		56.1%
Operating Expense Ratio (% of Premium Income)	19.1%		18.4%		18.9%
Before-tax Operating Income Ratio (% of Premium Income)	21.0%		21.2%		21.6%

Persistency - Income Protection	77.4%		74.1%		76.6%
Persistency - Life	85.2%		88.2%		86.7%
Persistency - Cancer and Critical Illness	84.5%		84.4%		82.1%

N.M.	= not a meaningful percentage

Segment Sales

The 2.3 percent sales decrease in 2004 relative to 2003 was attributable to a decline in sales of income protection products, partially offset by an increase in sales for the cancer and life products. The decline in sales for income protection results from the discontinuance by the Company of new sales of group long-term income protection as well as from lower sales of individual short-term income protection to employee groups of 2000 or more lives. The Company expects positive sales growth in the Colonial segment during 2005.

The sales increase in 2003 relative to 2002 was primarily attributable to a 13.1 percent growth in sales of life products and a 9.1 percent growth in income protection product sales.

Operating Results

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Growth in premium income was attributable primarily to favorable persistency. The 2004 benefit ratio for this segment was lower than in 2003 due primarily to a lower benefit ratio for the income protection product line. This resulted in an improvement in benefits and change in reserves of approximately $20.1 million in 2004 relative to what would have been reported had the benefit ratio equaled that of 2003. Individual short-term income protection claim incidence decreased for 2004 compared with the prior year while the average claim duration for closed claims was higher in 2004 relative to 2003. The average indemnity for individual short-term income protection was higher in 2004 relative to 2003. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in 2004 relative to the prior year, but the average claim payment increased over that reported from 2003. The life line of business reported an increase in the number of paid claims relative to 2003 and an increase in the average claim payment.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

The premium income increase in 2003 relative to 2002 was attributable to new sales and overall favorable persistency.

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

Segment Outlook

Past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. In 2005, the emphasis will be on achieving consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

The Company expects growth in revenue and profitability to be driven by increasing premium income through sales growth and stable persistency while maintaining a focus on high-quality business and the management of expenses. High quality service is viewed as a differentiator for the Colonial segment in the marketplace. The two key drivers for quality service delivery are trained service professionals and effective use of technology. These key drivers will be emphasized by seeking to increase innovation, productivity, and performance through leadership development and technological advances.

Individual Income Protection - Closed Block Segment Operating Results

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting. These changes generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income	$986.6	(4.1)%	$1,028.5	(7.0)%	$1,106.3
Net Investment Income	799.1	(3.0)	824.2	1.2	814.5
Other Income	100.3	4.6	95.9	11.9	85.7

Total	1,886.0	(3.2)	1,948.6	(2.9)	2,006.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,618.9	5.6	1,533.6	(0.7)	1,544.2
Commissions	76.3	(10.8)	85.5	(21.7)	109.2
Deferral of Policy Acquisition Costs	—	N.M.	(7.5)	(44.0)	(13.4)
Amortization of Deferred Policy Acquisition Costs	—	N.M.	41.3	14.1	36.2
Amortization of Value of Business Acquired	—	N.M.	32.7	(6.3)	34.9
Impairment of Intangible Assets	856.4	N.M.	—	—	—
Operating Expenses	157.2	(21.6)	200.5	(5.6)	212.4

Total	2,708.8	43.6	1,886.1	(1.9)	1,923.5

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(822.8)	N.M.	$62.5	(24.7)	$83.0

Benefit Ratio (% of Premium Income) (1)	164.1%		149.1%		139.6%
Interest Adjusted Loss Ratio	87.5%		82.7%		78.1%
Operating Expense Ratio (% of Premium Income)	15.9%		19.5%		19.2%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	(83.4)%		6.1%		7.5%
Persistency	94.5%		94.2%		94.3%

(1)	Included in this ratio is the 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for 2004 would have been 152.9%.

(2)	Included in this ratio is the 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income (loss) ratio for 2004 would have been 14.6%.

N.M.	= not a meaningful percentage

Operating Results

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

As previously discussed, in the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements that effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The amortization of the prepaid cost was $4.9 million for 2004 and is expected to be approximately $5.4 million in 2005.

Included in the loss for 2004 were the first quarter restructuring charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and $110.6 million for the claim reserve charge, for a total of $967.0 million. In addition, during the fourth quarter of 2004 the Company recorded a charge in conjunction with the settlement of the multistate market conduct examination. The charge decreased operating income for this segment by $8.6 million. See “2004 Strategic Transactions and Events” contained in Item 7 herein for additional details.

Premium income decreased relative to the prior year due to the expected decline in this closed block of business. Net investment income declined in 2004 relative to the prior year due to a decline in the portfolio yield rate and due to lower prepayments on mortgage-backed securities, offset somewhat by a retrospective adjustment of the amortization of the purchase discount on mortgage-backed securities. Net investment income was also negatively impacted due to the cash held during the first half of 2004 in conjunction with the pending transfer of cash for the reinsurance agreements entered into as part of the restructuring of this block. Other income includes the underlying results of certain blocks of reinsured business.

The increase in the benefit ratio for 2004 relative to 2003, excluding the $110.6 million claim reserve charge in the first quarter of 2004, was due to a decrease in the claim resolution rate relative to the level of 2003, offset somewhat by a decrease in claim incidence rates in 2004 relative to 2003 levels.

The operating expense ratio decreased relative to 2003 due primarily to a reduction in selling and underwriting expenses. A minimal amount of new business was still being sold during 2003, primarily related to update features on existing policies.

Due to the impairment of intangible assets as of January 1, 2004, no “scheduled” amortization of deferred policy acquisition costs or value of business acquired was included in operating results for this segment during 2004, compared to $74.0 million in 2003.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Premium income decreased in 2003 relative to the prior year due to the expected decline in this closed block of business and also due to a reinsurance transaction. As previously discussed, during 2003, the Company reinsured a block of individual income protection policies previously sold through trade associations. The transaction, with an effective date of April 1, 2003, reduced 2003 premium income in the individual income protection – closed block by approximately $16.1 million. The $31.2 million before-tax loss on this transaction, of which $29.6 million related to this segment, was deferred and is being amortized into income based upon expected future premium income on the policies ceded.

The increase in the benefit ratio for 2003 relative to 2002 was due to a decrease in the net claim resolution rate compared to the level of 2002.

Segment Outlook

The Company believes that the restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. The expense ratio is expected to remain fairly consistent throughout 2005 with that reported for 2004. As discussed previously, future operating earnings relative to 2003 and prior will be positively impacted due to the lack of amortization of deferred policy acquisition costs and value of business acquired. Continuation of the current low interest rate environment may result in a lowering of the Company’s reserve discount rate on new individual income protection – closed block claims in 2005.

Other Segment Operating Results

The Other operating segment includes results from products no longer actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that operating revenue and income in this segment will decline over time as these business lines wind down. Management expects to reinvest the capital supporting these lines of business in the future growth of the Income Protection, Life and Accident, and Colonial segments. The closed lines of business have been segregated for reporting and monitoring purposes.

(in millions of dollars)

	Year Ended December 31
	2004	% Change	2003	% Change	2002
Operating Revenue
Premium Income	$31.3	(8.7)%	$34.3	(8.8)%	$37.6
Net Investment Income	127.3	(9.1)	140.1	(9.1)	154.2
Other Income	31.2	(0.6)	31.4	(20.5)	39.5

Total	189.8	(7.8)	205.8	(11.0)	231.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	142.3	(9.4)	157.1	(2.5)	161.1
Other Expenses	18.3	(23.1)	23.8	(4.0)	24.8

Total	160.6	(11.2)	180.9	(2.7)	185.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$29.2	17.3	$24.9	(45.2)	$45.4

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

The reinsurance pools and management operations reported revenue of $5.2 million in 2004, $15.5 million in 2003, and $30.0 million in 2002. During 2004, this line of business reported an operating loss of $7.5 million compared to operating losses of $7.1 million and $3.2 million in 2003 and 2002, respectively.

Individual Life and Corporate-Owned Life

During 2000, the Company reinsured substantially all of the individual life and corporate-owned life insurance blocks of business. The Company ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded.

Total operating revenue for individual life and corporate-owned life insurance was $40.0 million, $39.9 million, and $42.2 million in 2004, 2003, and 2002, respectively. Operating income for the same periods was $38.2 million, $33.5 million, and $41.6 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $144.6 million, $150.4 million, and $159.1 million in 2004, 2003, and 2002, respectively, and operating income (losses) of $(1.5) million, $(1.5) million, and $7.0 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Included in these amounts are the Company’s operating results for its operation in Argentina, which produced operating revenue of $27.7 million, $18.1 million, and $18.4 million in 2004, 2003, and 2002, respectively, and operating income (losses) of $(6.2) million, $(13.4) million, and $0.1 million in each of those three years. As previously discussed, in conjunction with the restructuring of its Argentinean operation, the Company reduced its ownership position in this operation to 40 percent during the fourth quarter of 2004 and reported a before-tax loss of $4.7 million. During 2003, the Company recognized an impairment loss of $13.5 million related to this operation.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $66.0 million in 2004, compared to $31.6 million in 2003 and $34.0 million in 2002. As previously discussed, during the fourth quarter of 2004, the Company obtained a judgment in refund litigation for federal income tax paid for tax year 1984, plus interest, and as such, recognized $14.0 million of operating revenue in the Corporate segment related to the interest portion of the anticipated refund. Also included in 2004 revenue is a $9.4 million curtailment gain related to changes in the Company’s retiree medical plan. See Note 10 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the curtailment gain.

The Corporate segment reported operating losses of $153.7 million in 2004, $193.5 million in 2003, and $155.0 million in 2002. Interest and debt expense increased from $162.4 million in 2002 to $187.2 million in 2003 and $207.1 million in 2004 due to the impact of the debt offerings, as discussed under “Liquidity and Capital Resources” included herein. Included in operating expenses for 2003 is approximately $15.0 million in severance and pension benefit payouts related to the change of the Company’s president and chief executive officer.

During 2003, the Company recognized in the Corporate segment an impairment loss of $1.2 million before tax on its Japanese operation.

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the 2003 loss from discontinued operations. The Company recognized an additional loss of $0.4 million after tax in the first quarter of 2004 to further write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $70.9 million after tax on the sale of the branch.

Income (loss) from discontinued operations was $(60.8) million, $(161.7) million, and $11.4 million, net of tax, in 2004, 2003, and 2002, respectively. Excluding the 2004 and 2003 losses on the sale and the write-downs, income from discontinued operations was $10.5 million and $35.2 million in 2004 and 2003, respectively.

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

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, two percent in equity type instruments, up to 35 percent in private placements, and five percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and U.S. government agencies and municipal securities. The Company does not currently intend to invest in additional real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- three years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

As previously discussed, the Company sold its Canadian branch effective April 30, 2004. Historical information pertaining to the Canadian branch is reported as discontinued operations in the consolidated financial statements and as such, the historical assets and liabilities are reported separately in the Company’s consolidated statements of financial condition. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. Because the specific investments to be transferred to the buyer had not been identified for reporting periods ended prior to the closing, the disclosures on the following pages for 2003 and 2002 will in some instances necessarily include the total Canadian branch investment portfolio, including those transferred to the buyer at the close of the transaction, with appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the consolidated statements of financial condition.

Investment Results

Net investment income was $2,158.7 million in 2004, virtually flat with the amount reported in 2003. The overall yield in the portfolio was 6.93 percent as of December 31, 2004, and the weighted average credit rating was A3. The overall yield in the portfolio, including fixed maturity securities reported as discontinued operations, was 7.15 percent at the end of 2003. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

As of December 31, 2004, the Company’s exposure to below-investment-grade fixed maturity securities was approximately 6.4 percent of the carrying value of invested assets excluding ceded policy loans, compared to 7.8 percent at the end of 2003 and 10.4 percent at the end of 2002. This asset class had increased during 2002 primarily from downgrades of existing securities that were previously investment-grade rather than the purchase of additional below-investment-grade securities. During the first quarter of 2003, the Company initiated a program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in the then current environment and reduce exposure to potential credit-related losses. The program was substantially complete at the end of the first quarter of 2003, with sales of approximately $760.9 million in market value and $758.6 million in book value. Gross gains of $23.1 million and gross losses of $20.8 million were recognized on the sale of these securities during the first quarter of 2003.

The Company reported before-tax realized investment gains and losses during the last three years as shown in the following chart, which excludes an estimate of realized investment gains and losses in 2003 and 2002 related to the fixed maturity securities reported as discontinued operations. Impairment losses were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Additional investment losses may occur during 2005.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, effective October 1, 2003. The 2004 and 2003 realized investment gains and losses include changes in fair values of the embedded derivatives, as shown in the following chart.

(in millions of dollars)

	Year Ended December 31
	2004	2003	2002
Gross Realized Investment Gain from Sales	$93.4	$166.9	$201.3

Gross Realized Investment Loss
Write-downs	88.0	187.3	442.5
Sales	64.8	154.2	67.9

Total	152.8	341.5	510.4

Change in Fair Value of DIG Issue B36 Derivatives	88.6	0.8	—

Net Realized Investment Gain (Loss)	$29.2	$(173.8)	$(309.1)

The following discussion of other than temporary impairment losses includes those representing five percent or greater of the total other than temporary impairment losses for the respective periods presented, the circumstances that contributed to the impairment loss, the length of time the security had been in a continual loss position, whether it was investment-grade or below-investment-grade at the time of initial purchase and at the time of the impairment loss, and how the circumstances of the impairment loss might cause impairments in other material investments held by the Company. Approximately 58 percent of the 2004 impairments in continuing operations occurred in the financial institutions and airlines industries, and approximately 46 percent of the 2003 impairments in continuing operations occurred in the energy and utilities industries. In 2002, approximately 48 percent of the impairments in continuing operations occurred in the communications sector.

Realized Investment Losses during 2004 from Other than Temporary Impairments

•	$20.5 million loss during the third quarter of 2004 on securities issued by a large domestic based airline. The company continues to be plagued by a high cost structure and faces liquidity problems if costs are not substantially reduced in the short-term. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2001. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$12.0 million loss during the first quarter of 2004 on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$9.0 million aggregate loss during 2004 on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. During each of the 2004 quarterly reviews, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$8.9 million aggregate loss during 2004 on private equity securities issued by a U.S. based insurance services company. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In the first quarter of 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. In the third quarter of 2004, the company was recapitalized at a market price that indicated an additional impairment loss had occurred. The investment was originally purchased as part of the Company’s private equity investment program. There has been no unrealized gain or loss subsequent to the initial impairment loss in 2002. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss during the second quarter of 2004 on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$4.9 million aggregate loss during 2004 on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. During each of the 2004 quarterly reviews, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•

$3.9 million loss during the first quarter of 2004 on securities issued by a Brazilian electric generation company. This company experienced short-term liquidity problems, significant issues at affiliated companies, concerns regarding local utility regulation, and the weak Brazilian economy. Certain changes to the terms of these notes relative to the timing of principal and interest repayments were agreed upon by the note holders subsequent to negotiations finalized in the first quarter of 2004 and in conjunction with a comprehensive restructuring of the borrower’s parent company operations in Brazil. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2002. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2003 from Other than Temporary Impairments

•	$26.4 million loss during the first quarter of 2003 on securities issued by a related entity of a U.S. based energy company. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its impairment loss in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss during the first quarter of 2003 on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The impairment loss was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss during the first quarter of 2003 on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment-grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its impairment loss, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss during the second quarter of 2003 on securities issued by a regulated natural gas pipeline company located in Argentina. The impairment loss was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•

$11.1 million loss during the fourth quarter of 2003 on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss during the third quarter of 2003 on securities issued by a travel services company located in the United Kingdom. The impairment loss was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2002 from Other than Temporary Impairments

•	$44.0 million loss during the second quarter of 2002 on securities issued by a Canadian telecommunications company engaged in transporting voice and data over its global fiber optic network. This company had an investment-grade rating immediately prior to the time its parent company unexpectedly withdrew its support for the subsidiary in April 2002. The investment was subsequently downgraded to below-investment-grade in the second quarter of 2002. Prior to its impairment loss, the investment had been in an unrealized loss position for a period of greater than two years but less than three years. The Company owns fixed maturity securities issued by another regulated subsidiary under common ownership, but this investment has not been negatively impacted, is not considered impaired, and was in an unrealized gain position at December 31, 2004.

•	$27.8 million loss during the second quarter of 2002 on securities issued by a U.S. based global telecommunications company providing global voice and data services. It was discovered in June 2002 that the company had misclassified certain expenses, materially changing the reported financial condition and profitability of the business. The company had an investment-grade rating prior to its downgrade to below-investment-grade in the second quarter of 2002. Prior to its impairment loss, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$25.1 million loss during the fourth quarter of 2002 on securities issued by a subsidiary of a U.S. based company engaged in the electricity business in the United Kingdom. As this industry’s operating environment in the United Kingdom weakened over the past few years due to competitive pricing pressures, the company remained encumbered with a number of above-market price power purchase agreements resulting in significant operating losses. The parent company had previously provided equity support and had committed an additional $700.0 million to this subsidiary to be used primarily to renegotiate these contracts. The company had an investment-grade rating prior to the time the parent company unexpectedly withdrew its promised support in October 2002, which resulted in a downgrade to below-investment-grade. The company defaulted on its October interest payments, and the parent company was subsequently placed in administration in the United Kingdom. Prior to its impairment loss, the investment had been in an unrealized loss position for a period of greater than three years. The Company holds securities in a related subsidiary and has also recognized an other than temporary impairment loss on that related subsidiary.

•

$23.2 million loss during the first quarter of 2002 on securities issued by the holding company of a large national wholesale communications company. In the third quarter of 2001, the company reported sales of $298 million, a 42 percent increase over the comparable prior year period, and liquidity of $1.4 billion in cash equivalents. It was expected that the company would use the proceeds from the sale of non-core assets to further supplement liquidity. In January 2002, the company’s banks agreed to extend the negotiating period for an amendment to the credit agreement until the end of February 2002. During the first quarter of 2002, the company reported fourth quarter 2001 results, including an 11 percent increase in revenue to $330.3 million. The company had cash equivalents in excess of $1.0 billion, an indication that the company had sufficient liquidity to fund its business plan through 2003. However, late in the first quarter of 2002, the company’s banks unexpectedly refused to allow the company to draw on its credit lines. The company reported that it would seek bankruptcy protection. Both Moody’s and Standard & Poor’s downgraded the security during the first quarter of 2002. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the impairment loss, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2004 from Sale of Fixed Maturity Securities

For the year ended December 31, 2004, the Company realized a loss of $53.0 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $604.6 million and a fair value of $551.6 million at the time of sale and represented 67 different issuers. Realized investment losses representing five percent or more of the total loss recognized during 2004 are as follows:

•	$5.8 million aggregate loss during the first three quarters of 2004 on the sale of securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the United Kingdom. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$5.3 million loss during the third quarter of 2004 on the sale of securities issued by an international reinsurance provider. The company was negatively impacted after it was determined it had failed to adequately reserve for projected claims. The company’s financial strength ratings were subsequently downgraded by Standard & Poor’s Corporation and A.M. Best Company. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2004. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of less than ninety days. The circumstances of this investment have no impact on other investments.

•	$4.7 million aggregate loss during the first three quarters of 2004 on the sale of securities linked to the credit of a U.S. based supermarket chain. These securities are participation certificates in a trust, benefiting from first mortgage liens on a portfolio of strategically key real estate properties which are net leased on a non-cancelable basis to the supermarket chain. The supermarket chain experienced deterioration in its market position and financial performance over the last several years, and its credit rating was lowered from investment-grade to below-investment grade in the first quarter of 2001. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$4.0 million aggregate loss during the first and second quarters of 2004 on the sale of securities issued by a large domestic based airline. The company has been suffering from the aftermath of September 11th, a higher cost structure, and industry overcapacity. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until being downgraded to below-investment-grade in the third quarter of 2001. At the time of the initial sale in 2004, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during 2003 from Sale of Fixed Maturity Securities

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

Realized Investment Losses during 2002 from Sale of Fixed Maturity Securities

For the year ended December 31, 2002, the Company realized a loss of $62.1 million on the sale of fixed maturity securities in its continuing operations. These securities had a book value of $236.4 million and a fair value of $174.3 million at the time of sale and represented 42 different issuers. Realized investment losses representing five percent or more of the total loss recognized during 2002 are as follows:

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

•	The Company realized $5.9 million in losses on the sale of securities issued by an energy services company engaged in offshore seismic surveying and floating energy production. Industry conditions in the energy sector, which is cyclical and driven by the supply and demand for oil and gas, had impacted profit margins, and the company lacked liquidity in the near-term. The investment was downgraded to below-investment-grade status in the second quarter of 2002, causing the investment holdings of this issuer to exceed the Company’s individual issuer group limits established by the Company’s board of directors. As a result, the Company sold the securities in order to lower its overall holding of securities issued by this company. At the time of sale, the investment had been in an unrealized loss position for a period of more than three years. The circumstances of this investment have no impact on other investments.

•	The Company realized $3.9 million in losses on the sale of a below-investment-grade structured security backed by a pool of high yield bonds. The continued high level of defaults in the high-yield market and in this pool in particular continued to impact the credit quality of this investment. A review of the investment led to the conclusion that, while a decline in the level of defaults in the general market was expected, no improvement in the prospects for this structured security was expected. This conclusion resulted from the deterioration of the underlying pool of high yield bonds and the deteriorating performance record of the pool’s manager. The investment was downgraded to below-investment-grade status in the third quarter of 2001 and, at the time of sale, had been in an unrealized loss position for a period of greater than 270 days but less than 360 days. The circumstances of this investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.9 billion and $2.7 billion as of December 31, 2004 and 2003, respectively, which are reported on a gross basis in the consolidated statements of financial condition contained herein in Item 8, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	December 31
	2004	2003
Investment-Grade Fixed Maturity Securities	90.0%	88.5%
Below-Investment-Grade Fixed Maturity Securities	6.4	7.8
Equity Securities	—	0.1
Mortgage Loans	1.5	1.5
Real Estate	0.1	0.1
Short-term Investments	1.2	1.1
Other Invested Assets	0.8	0.9

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2004, included $32.4 billion, or 99.7 percent, of bonds and derivative instruments and $109.1 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2004

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,366.3	$238.9	$218.7	$(9.3)	$2,147.6	$248.2
Canadian	378.9	84.3	—	—	378.9	84.3
Capital Goods	2,335.9	280.2	228.3	(5.9)	2,107.6	286.1
Communications	2,775.8	330.1	321.1	(15.4)	2,454.7	345.5
Consumer Cyclical	1,408.6	103.9	161.0	(4.5)	1,247.6	108.4
Consumer Non-Cyclical	3,570.2	345.4	265.3	(14.2)	3,304.9	359.6
Derivative Instruments	468.5	435.8	(77.3)	(77.3)	545.8	513.1
Energy (Oil & Gas)	2,620.5	376.4	60.4	(3.1)	2,560.1	379.5
Financial Institutions	2,865.1	125.6	764.7	(43.9)	2,100.4	169.5
Mortgage/Asset-Backed	4,206.3	358.5	298.4	(2.7)	3,907.9	361.2
Sovereigns	806.8	32.2	225.6	(3.6)	581.2	35.8
Technology	319.5	28.1	77.4	(3.6)	242.1	31.7
Transportation	1,099.5	116.4	85.8	(27.3)	1,013.7	143.7
U.S. Government Agencies and Municipalities	1,912.7	28.7	1,011.9	(110.8)	900.8	139.5
Utilities	5,244.7	515.3	642.7	(21.9)	4,602.0	537.2

Total	$32,379.3	$3,399.8	$4,284.0	$(343.5)	$28,095.3	$3,743.3

As of December 31, 2004, $259.3 million or 75.5 percent of the unrealized losses in the fixed maturity bond portfolio were concentrated in derivative instruments, financial institutions, transportation, and U.S. government agencies and municipalities. The Company’s current view of risk factors relative to these industries is as follows:

Derivative Instruments: The unrealized losses on derivative instruments are associated with the Company’s foreign currency interest rate swaps whereby the Company receives a fixed rate of interest denominated in U.S. dollars (functional currency) and pays a fixed rate of interest denominated in a foreign currency. These derivatives eliminate the variability of functional currency cash flows associated with the foreign currency denominated securities owned by the Company. Subsequent to the time these foreign currency swaps were entered into, the U.S. dollar has weakened in relation to the foreign currencies being hedged, resulting in the unrealized losses. Although the functional currency value of these foreign currency swaps has decreased, these unrealized losses are mitigated by an increase in the functional currency value of the hedged securities. The Company has the ability and intent to hold these securities and related derivatives to maturity.

Financial Institutions: This sector entered the recent economic cycle with record capital levels and strong profitability. Credit quality continues to improve in the banking sector, having reached its highest level in the past 20 years by some measurements. Results through the end of 2004 reflected strong fee income, solid profitability, and increased commercial and consumer loan growth. Profitability and credit quality are expected to remain strong for the group in 2005, as is the pace of consolidation. Challenges for the bank sector in 2005 include asset-liability management, narrowing net interest margins, and expense management. The brokerage sector also reported strong results, driven primarily by an increase in mergers and acquisitions along with continued strength in fixed-income markets. Approximately $29.4 million of the unrealized losses in this industry sector can be attributed to certain principal protected equity linked notes held by the Company, including those disclosed in the following discussion of “Gross Unrealized Losses on Fixed Maturity Bonds $10 Million or Greater.”

Transportation: This sector consists of airlines, airports, railroads, and shipping. The sector has encountered significant difficulties during the past three years, primarily in commercial aviation. Despite an improving economy, extremely competitive conditions exist, and fare wars have contributed to weak revenues in the sector. Margins continue to be pressured by high labor costs and expenses related to rising fuel prices. The credit quality of issuers in the sector remains weak. The outlook for the airline segment depends heavily on economic improvement, negotiations with labor unions, and continued expense reductions. The outlook for airports has improved in the past two years as overall passenger traffic has risen, despite the problems endured by the mainline carriers. Demand for railroad and shipping services is also highly correlated to the economy, although the industry fundamentals are currently strong.

U.S. Government Agencies and Municipalities: This sector includes the U.S. Government Treasury Department, government agencies, and government-sponsored enterprises. The sector has minimal credit risk and excellent liquidity, which enables the Company to maintain a higher limitation on investments in these subsectors.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2004.

Fixed Maturity Bonds – By Maturity

As of December 31, 2004

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$287.3	$(6.2)
Due after 5 years up to 10 years	662.3	(102.9)
Due after 10 years	3,036.0	(231.7)

Subtotal	3,985.6	(340.8)
Mortgage/Asset-Backed Securities	298.4	(2.7)

Total	$4,284.0	$(343.5)

Of the $343.5 million in gross unrealized losses at December 31, 2004, $286.6 million, or 83.4 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2004.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$610.6	$(18.4)
> 90 <= 180 days	58.0	(0.3)
> 180 <= 270 days	545.5	(61.9)
> 1 year <= 2 years	2,215.4	(168.3)
> 2 years <= 3 years	219.7	(8.2)
> 3 years	97.0	(29.5)

Totals	$3,746.2	$(286.6)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2004. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2004. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2004.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2004

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$53.7	$(0.6)

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	32.0	(1.0)

> 270 days <= 1 year
fair value < 100% >= 70% of amortized cost	66.6	(2.1)

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	14.4	(1.3)

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	182.7	(17.6)
fair value < 70% >= 40% of amortized cost	14.7	(9.8)

Subtotal	197.4	(27.4)

> 3 years
fair value < 100% >= 70% of amortized cost	158.6	(14.3)
fair value < 70% >= 40% of amortized cost	15.1	(10.2)

Subtotal	173.7	(24.5)

Totals	$537.8	$(56.9)

As of December 31, 2004, the Company held two securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of December 31, 2004

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$562.4	$(100.1)	> 1 year <= 2 years
Principal Protected Equity Linked Note	42.1	(24.2)	> 3 years

Total Investment-Grade	$604.5	$(124.3)

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold, a decision is made that it is unlikely that the Company will hold the securities until recovery, or the securities become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. As previously discussed under “Critical Accounting Policies” contained herein, in determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company utilizes a formal, well-defined, and disciplined process to monitor and evaluate its fixed income investment portfolio. It includes certain members of senior management in addition to the Company’s other investment and accounting professionals. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other than temporary impairment.

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

The fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of December 31, 2004, with no negative outlook by rating agencies or in analysts’ reports. The changes in the market value of this security relates to changes in interest rates subsequent to the purchase of the bond. The Company believes that the decline in fair value of this security is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the AAA rating of the issuer, as determined by S&P as of December 31, 2004. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection in the event of a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index subsequent to the purchase date of the note. The S&P 500 index had an 8.99 percent return for the twelve months ending December 31, 2004. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. The Company therefore believes that the decline in fair value of the note is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $3.8 billion and $4.0 billion on an amortized cost basis at December 31, 2004 and 2003, respectively. At December 31, 2004, the mortgage-backed securities had an average life of 5.2 years and effective duration of 3.9 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

The Company’s exposure to below-investment-grade fixed maturity securities at December 31, 2004, was $2,169.6 million, representing 6.4 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. The Company expects that additional downgrades may occur during 2005, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $25.6 million and $24.8 million, respectively, at December 31, 2004, and $27.0 million and $26.1 million, respectively, at December 31, 2003.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $498.2 million and $474.7 million at December 31, 2004 and 2003, respectively. The Company believes its mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future.

The Company had no impaired mortgage loans at December 31, 2004 or 2003, and no restructured mortgage loans at December 31, 2004. Restructured mortgage loans totaled $7.5 million at December 31, 2003, and represented loans that had been refinanced with terms more favorable to the borrower. Interest lost on restructured loans was immaterial for 2003.

The Company invested in additional mortgage loans during 2004 and expects that during 2005 it will continue to invest in additional commercial mortgage loans either through the secondary market or through loan originations. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $27.4 million and $25.9 million at December 31, 2004 and 2003, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $6.2 million at December 31, 2004 and $4.9 million at December 31, 2003.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At December 31, 2004, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at December 31, 2004.

Derivatives

The Company uses derivative financial instruments to manage duration, increase yield on cash flows expected from current holdings and future premium income, and manage currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivatives transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during 2004 involved current and forward interest rate swaps, current and forward currency swaps, forward contracts on credit spreads on specific fixed income securities, currency forward contracts, and options on forward interest rate swaps.

During the second quarter of 2004, the Company began utilizing a hedging strategy to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee. Positions under this hedging program involved the purchase of options on forward interest rate swaps. As of December 31, 2004, the Company had $785.0 million notional amount of options open under this program.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the years ended December 31, 2004, 2003, and 2002, the Company recognized net gains of $29.1 million, $79.6 million, and $45.4 million, respectively, on the termination of cash flow hedges and reported $29.2 million, $79.1 million, and $42.1 million, respectively, in other comprehensive income and $(0.1) million, $0.5 million, and $3.3 million, respectively, as a component of realized investment gains and losses. The Company amortized $20.7 million, $17.3 million, and $12.4 million of net deferred gains into net investment income in 2004, 2003, and 2002, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $103.0 million at December 31, 2004. Additions and terminations, in notional amounts, to the Company’s hedging programs during 2004 were $1,706.6 million and $911.9 million, respectively. Additions and terminations in 2003 were $3,945.0 million and $1,326.6 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,795.9 million at December 31, 2004 and $4,001.2 million at December 31, 2003.

As of December 31, 2004 the Company had $707.3 million notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. The Company recognized $88.6 million and $0.8 million in net realized investment gains during 2004 and 2003, respectively, due to the change in value of the embedded derivatives recognized under DIG Issue B36.

Non-current Investments

The Company’s exposure to non-current investments totaled $91.5 million at December 31, 2004, or 0.3 percent of invested assets excluding ceded policy loans, compared to $235.9 million at December 31, 2003. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At December 31, 2004 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $184.1 million had been recorded life-to-date. The amortized cost of these securities was $74.4 million. Approximately $85.0 million of these securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of December 31, 2004, the Company had $396.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at December 31, 2004.

Liquidity and Capital Resources

The Company’s liquidity requirements are met primarily by cash flows provided from operations, principally in its insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Debt and/or other securities offerings provide an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flows from operations.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $747.0 million for the year ended December 31, 2004, as compared to $1,345.2 million and $1,786.7 million for the comparable periods of 2003 and 2002, respectively. Included in operating cash flows for 2004 is a cash disbursement of $707.4 million made in conjunction with the reinsurance of the Company’s individual income protection – closed block business. During 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. Under the terms of those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations.

Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is attributable not only to new sales, but to renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting the Company’s insurance reserves and on the investment portfolio yield rates. Cash flows for commissions and operating expenses are affected by new sales growth and first year acquisition expenses associated with new business, as well as the control of administrative expenses. Cash flows for paid claims are affected by the continued growth and aging of the block of business and also by the general economy and its influence on the level of claim incidence and the duration of claims, as previously discussed in the operating results by segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. The Company generated less in proceeds from maturities of available-for-sale securities in 2004 than in 2003, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls during 2004. The Company received less in proceeds from sales of available-for-sale securities during 2004 compared to 2003 due to the Company’s sales and subsequent purchases during 2003 related to the reduction and restructuring of its below-investment-grade portfolio.

During 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. The Company transferred cash of $31.7 million in conjunction with the 2004 disposition of the Canadian branch, as well as fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively. While no cash was exchanged in the previously discussed 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. In 2004, the Company had cash outflows of $0.7 million to acquire Integrated Benefits Management.

During 2003, the Company had cash inflows of $110.0 million related to the acquisition of Sun Life. The Company also received fixed maturity securities of approximately $118.4 million and other miscellaneous assets and liabilities of approximately $20.3 million and assumed reserves of approximately $285.9 million relative to the Sun Life acquisition, for a net purchase price of $37.2 million.

During 2003, the Company had $152.5 million of cash outflows related to the disposition, through reinsurance ceded, of a block of policies previously sold through trade associations.

The increase in net cash used in investing activities in 2003 over 2002 is partly attributable to the Company’s $1,151.7 million increase in investments acquired as a result of the deployment of the cash generated from the Company’s combined offering during 2003. The Company generated higher proceeds from maturities of available-for-sale securities in 2003 than in 2002, primarily due to an increase in bond calls and mortgage-backed security prepayments that resulted from the lower interest rate environment. The Company received less in proceeds from sales of available-for-sale securities during 2003 compared to 2002. During 2002, the Company essentially completed its portfolio repositioning initiated subsequent to the merger in June 1999. In 2003, the Company was more focused on investing, and its sales were primarily related to the reduction and restructuring of its below-investment-grade portfolio.

In 2002, the Company had cash outflows of $2.8 million to acquire whereiwork.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Proceeds of $300.0 million were provided from the Company’s May 2004 sale of adjustable conversion-rate equity security units. Proceeds from the offering were used to restore the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the individual income protection – closed block reinsurance transaction and to provide additional liquidity at the holding company level.

The Company’s combined offering in May 2003 provided $575.0 million in proceeds from the issuance of long-term debt, less underwriting discounts of $17.2 million, and $547.7 million in net proceeds from the issuance of common stock. These proceeds were used primarily to increase the capitalization of the Company’s insurance subsidiaries and to repay amounts loaned to the Company from its insurance subsidiaries. Proceeds from the issuance of long-term debt in 2002 were $400.0 million, used primarily to refinance existing commercial paper borrowings. See “Debt” as follows for further information on the Company’s debt offerings.

During 2003, the Company reduced short-term debt $235.0 million by repayment of reverse repurchase agreements and $20.0 million by repayment of the current portion of the medium-term notes. During 2002, the Company used $45.0 million in cash to repurchase its common stock.

As of December 31, 2004, the Company had $227.0 million of short-term debt payable in 2005. The Company has adequate cash resources to meet this obligation.

Cash Available from Subsidiaries

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders, to pay its debt obligations, and to pay its expenses. These payments by the Company’s insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2004, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2004 of 8.47 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2004 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the applicable state of domicile.

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

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2005, $663.3 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries.

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $152.5 million will be available for the payment of dividends from Unum Limited during 2005.

The amount available during 2004 for the payment of ordinary dividends from the Company’s domestic insurance subsidiaries was $384.8 million. Of the total available, $160.1 million was utilized. The amount available during 2004 from Unum Limited was $135.0 million, none of which was utilized.

The ability of the Company to continue to receive dividends from its insurance subsidiaries without regulatory approval will be dependent upon the level of earnings of its insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that will be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support the ratings desired by the Company. Insurance regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by the Company. The Company’s risk-based capital (RBC) ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was 298 percent and 247 percent at the end of 2004 and 2003, respectively. The increase in the ratio during 2004 resulted primarily from strong statutory net income in 2004, the statutory gain on the sale of the Canadian branch, and capital contributions of $80.0 million. The individual RBC ratios for the Company’s principal operating subsidiaries ranged from 227 percent to 443 percent at December 31, 2004. The individual RBC ratio for each insurance subsidiary is above the range that would require state regulatory action.

Debt

At December 31, 2004, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $2,862.0 million and short-term debt totaling $227.0 million. At December 31, 2004, the debt to total capital ratio was 35.2 percent compared to 31.6 percent at December 31, 2003. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 25.5 percent compared to 24.7 percent at December 31, 2003.

During the fourth quarter of 2004, the Company filed with the Securities and Exchange Commission a shelf registration to allow the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. The shelf registration, which was declared effective February 7, 2005, will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

In May 2004, the Company issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. The Company subsequently registered the privately placed securities for resale by the private investors. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 5.085 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock.

In May 2003, the Company issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock.

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

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, estimated policyholder liability maturities, and estimated lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Short-term Debt	$227.0	$227.0	$—	$—	$—
Long-term Debt	1,687.0	—	—	—	1,687.0
Adjustable Conversion-rate Equity Security Units	875.0	—	—	875.0	—
Junior Subordinated Debt Securities	300.0	—	—	—	300.0
Policyholder Liabilities	27,086.9	3,383.3	4,916.9	3,858.5	14,928.2
Operating Leases	136.0	27.3	51.0	30.3	27.4

Total	$30,311.9	$3,637.6	$4,967.9	$4,763.8	$16,942.6

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. Changes in interest rates affect the amount and timing of cash flows. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. At December 31, 2004, the weighted average duration of the Company’s policyholder liability portfolio was approximately 8.00 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.55 years.

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. Under the terms of the contract, the contract will expire in 2013, but the Company may cancel the agreement effective January 2006 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement was $61.8 million at December 31, 2004, with no annual payment expected to exceed $52.1 million.

At December 31, 2004 the Company had capital commitments of approximately $41.3 million to fund certain of its private placement fixed maturity securities and for commercial mortgage loan originations. The funds will be due upon satisfaction of contractual notice from the trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded.

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that provide the Company assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual U.S. domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for the Company are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis. The Company competes based in part on the financial strength ratings provided by rating agencies. A downgrade of the Company’s financial strength ratings can be expected to adversely affect the Company. A downgrade of the financial strength ratings could, among other things, adversely affect the Company’s relationships with distributors of its products and services and retention of its sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect the Company’s ability to compete. Downgrades in the Company’s debt ratings can be expected to adversely affect the Company’s ability to raise capital or its cost of capital.

In May 2004 and again in November 2004, AM Best reaffirmed the Company’s ratings. While reaffirming the ratings in November 2004, AM Best commented that it will be closely monitoring the Company’s operations as to the impact of the multistate market conduct regulatory settlement. In this regard it noted that California conducted a separate examination and that there could be fines or remediation costs in addition to the charge announced by the Company in connection with the multistate settlement. AM Best also noted that it will be monitoring the operating results of the Company’s core group long-term income protection business. AM Best stated that the maintenance of the Company’s current ratings reflected the agency’s expectation that several key financial and operational measures would be maintained. These measures are as follows:

•	The maintenance of a Best Capital Adequacy Ratio (BCAR) of at least 150 percent on a consolidated basis, as well as for the primary operating companies.

•	The maintenance of an NAIC risk-based capital ratio of at least 250 percent.

•	No common stock repurchases through year end 2006.

•	After-tax operating earnings (excluding special charges) within the Company’s estimates of $450 and $500 million on a GAAP basis in 2004 and 2005, respectively, and after-tax statutory operating earnings of at least $375 million for both periods as well.

•	The debt-to-capital ratio cannot exceed its present level, and this ratio should trend downward with future equity growth through retained earnings and the 2005 debt pay-down.

•	Cash at the holding company will be maintained to cover approximately six months of after-tax debt interest service and stockholder dividends. While the agency stated that a portion of the current cash position is intended for the pay-down of debt in 2005, it expects that the Company will build to a six-month cash position over a reasonable period of time.

•	Persistency of the Company’s core group long-term income protection business will not drop below 80 percent. AM Best will also be taking into consideration the quality of business lapsing and the resulting impact on the Company’s loss ratios.

•	The Company should not have any additional significant charges.

•	Settlement expectations shall not exceed 120 percent of expected response rates, amount of claims reopened, size of claims payments and expenses associated with the payout.

The Company believes that its results for December 31, 2004 are in compliance with each of these measures.

In the first quarter of 2004, the ratings from Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. In May 2004 and again in November 2004, Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves. In February 2005, Fitch completed its analysis, reaffirmed all of the Company’s ratings, and revised the outlook to stable.

In May 2004, Moody’s downgraded the Company’s senior debt credit ratings to Ba1 from Baa3 and the financial strength ratings on the Company’s insurance company subsidiaries to Baa1 from A3. The ratings outlook is “negative”. This action concluded the ratings review Moody’s initiated in February 2004. Moody’s indicated that the primary driver in the rating action was concern about the execution risk associated with the Company’s strategic plans to restore profitability to its core U.S. group long-term income protection business. Moody’s also noted that the Company had made considerable progress in improving its capital position throughout 2003. The change in the senior debt rating to Ba1 represents a below-investment-grade rating. In November 2004, Moody’s placed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance company subsidiaries on review for possible downgrade due to the heightened event risk associated with the issues concerning broker compensation in the employee benefit market.

Also in May 2004, S&P downgraded the Company’s counterparty credit rating and senior debt rating to BB+ from BBB- while at the same time lowering the counterparty credit and financial strength ratings on the Company’s insurance company subsidiaries to BBB+ from A-, all with a “stable” outlook, citing concerns about the consistency of risk controls and valuation practices, which S&P believes have led to reserve charges and asset impairments in the past several quarters and have also contributed to marginal operating performance in the Company’s U.S. group income protection business. The outlook reflects the effects of strengthened capital adequacy, improved investment risk, and corrective measures taken by the Company to limit the downside on the closed block of individual income protection business and to improve profitability on its U.S. group income protection insurance. The change in the senior debt rating to BB+ represents a below-investment-grade rating.

The Company maintains an ongoing dialogue with these rating agencies to inform them of progress it is making regarding its strategic objectives and financial plans, as well as other issues which could impact the Company. There can be no assurance that further downgrades by these or other ratings agencies will not occur.

The table below reflects, as of the date of this filing, the senior debt ratings for the Company and the financial strength ratings for the U.S. domiciled insurance company subsidiaries.

	AM Best	Fitch	Moody’s	S&P
UnumProvident Corporation
Senior Debt	bbb-	BBB-(Good)	Ba1 (Speculative)	BB+
U.S. Insurance Subsidiaries
Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life & Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A -(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A - (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell, or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

See “Risk Factors – Debt and Financial Strength Ratings” in Part 1, Item 1, contained herein for further discussion.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The Company follows Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits in its financial reporting and accounting for its pension and post-retirement benefit plans.

U.S. Pension and Post–Retirement Benefit Plans

The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company uses a December 31 measurement date for each plan.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. The discount rate was determined based on a review of long-term fixed income securities that receive one of the two highest ratings given by a recognized rating agency. In setting the assumption, the Company also has considered the change in the level of interest rates on these securities since the prior year end and the duration of the fixed income indices relative to the duration of the plans’ liabilities. Historically, the Company has used the Moody’s Aa corporate bond index as one of the primary benchmarks in selecting a discount rate. As of December 31, 2003, this index was 6.01 percent. The Company has estimated that the duration of the index is approximately 13 years. The majority of the obligations in the U.S. pension plans, however, is related to active and deferred vested employees, and duration, therefore, is significantly longer, at approximately 21 years. The Company therefore adjusted the Moody’s index upward by approximately 25 basis points to arrive at the discount rate assumptions of 6.25 percent as of December 31, 2003.

As of December 31, 2004, the Company elected to set the discount rate assumption at the measurement date for each of its retirement related benefit plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The Company elected a discount rate of 6.05 percent for the U.S. pension plans. Using a similar methodology applied to the postretirement plan cash flows, a discount rate of 5.70 and 6.10 percent was used as of December 31, 2004 and 2003, respectively.

Lowering the discount rate by 50 basis points would have increased the 2004 pension expense for the U.S. pension plans by $8.6 million and would be expected to result in a $10.0 million increase in the 2005 pension plan expense.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. For the U.S. pension plans, the actual asset allocation at December 31, 2004 was 70 percent equities and 30 percent fixed income securities. The investment portfolio contains a diversified blend of large cap, mid cap, small cap, and convertible equity securities, as well as both investment-grade and below-investment-grade fixed income securities. The Company uses a compound interest method in computing the rate of return on pension plan assets. The expected long-term rate of return assumption used for the U.S. pension plan was 8.50 percent as of December 31, 2004 and 2003. Lowering the expected long-term rate of return on the plan assets by 50 basis points would have increased the 2004 pension expense by approximately $2.1 million. For 2005, lowering the assumption by 50 basis points would increase pension expense by approximately $2.4 million.

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

The Company holds an unrecognized net loss representing cumulative liability and asset gains and losses that have not been recognized in pension expense. As of December 31, 2004, there was an estimated unrecognized loss of approximately $318.2 million in the U.S. pension plans, compared to $268.3 million at December 31, 2003. The unrecognized loss has increased due to the decline in the year end discount rate to 6.05 percent at 2004, from 6.25 percent at 2003, and due to a change in the assumed retirement age made as of December 31, 2004. The unrecognized net loss is amortized as a component of pension expense. Only amounts outside of a corridor (equal to 10 percent of the greater of the projected benefit obligation or market related value of assets) are amortized. The 2005 pension expense is expected to include a loss amortization of approximately $19.2 million. This loss amortization was $16.0 million, $18.0 million, and $1.0 million in 2004, 2003, and 2002, respectively.

The Company reported U.S. pension plan expense of $43.6 million and $41.8 million in 2004 and 2003, respectively, compared to a negative pension expense of $2.6 million in 2002.

The fair value of plan assets in the funded U.S. pension plan was $478.1 million at December 31, 2004, compared to $423.8 million at year end 2003. In recent years, the moderate increase in assets, coupled with the liability increase due to declining discount rates, has reduced the year end funding level in the plan such that it has a deficit of $176.5 million as of December 31, 2004, compared to $113.2 million as of December 31, 2003.

Foreign Pension Plans

The Company’s U.K. operation maintains a separate defined benefit plan for its employees. The U.K. defined benefit pension plan (Scheme) was closed to new entrants on December 31, 2002. The Scheme assets are invested in pooled funds, with a 62 percent global equity securities allocation. The remainder of the assets is predominantly invested in fixed interest bonds and index linked bonds. The investment policy aims to achieve growth over the medium to long term, subject to an acceptable level of risk and subject to ensuring that the assets under management are sufficient to meet the minimum funding requirements under U.K. legislation. The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the Scheme assets until current benefits are paid. As of December 31, 2004 and 2003, the long-term return on asset assumption for the Scheme was 7.10 percent and 6.50 percent, respectively.

The Company elected to set the discount rate assumption at the measurement date for the Scheme to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The discount rate assumptions were 5.30 percent and 5.50 percent as of December 31, 2004 and 2003, respectively.

Pension expense was $11.6 million, $8.8 million, and $4.9 million in 2004, 2003, and 2002, respectively.

The fair value of plan assets in the Scheme was $80.5 million at December 31, 2004, compared to $62.6 million at year end 2003. Despite the increase in assets in recent years, the liabilities have increased at a faster rate due to declining discount rates. The Scheme has a deficit of $50.2 million at December 31, 2004, compared to $35.9 million at December 31, 2003. The Company contributes to the Scheme in accordance with a schedule of contributions which requires the Company to contribute to the Scheme at the rate of at least 18.2 percent of eligible salaries, sufficient to meet the minimum funding requirement under U.K. legislation. The Company contribution rate of 20.25 percent of eligible salaries is currently being reviewed. Based on the current contribution rate, the Company anticipates it will make a contribution into the Scheme of approximately $11.9 million in 2005.

The Company previously maintained a separate defined benefit plan for the employees of its Canadian branch. As a result of the sale of the Canadian branch, the Company terminated the Canadian defined benefit pension plan during 2004 and recorded a curtailment loss of $0.7 million.

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.6 billion and $1.4 billion at December 31, 2004 and 2003, respectively. The fair values of mortgage loans, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $20 million at December 31, 2004 and 2003.

At December 31, 2004 and 2003, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company’s long-term debt, including junior subordinated debt, would increase approximately $200 million and $225 million, respectively.

The effect of a change in interest rates on asset prices was determined using a duration implied methodology for corporate bonds, private placement securities, and government and government agency securities whereby the duration of each security was used to estimate the change in price for the security assuming an increase of 100 basis points in interest rates. The Company previously used a matrix pricing system to determine the effect of interest rate changes on securities. The prior year amount presented above reflects the impact which would have been reported had the Company used the duration implied methodology as of December 31, 2003. The effect of a change in interest rates on the mortgage-backed securities is estimated using a mortgage analytic system which takes into account the impact of changing prepayment speeds resulting from a 100 basis point increase in interest rates on the change in price of the mortgage-backed securities. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values of long-term debt, including junior subordinated debt, were determined using discounted cash flows analyses. Because the Company actively manages its investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities denominated in those local currencies. Foreign operations, excluding discontinued operations, represented 6.7 percent and 5.2 percent of total assets at December 31, 2004 and 2003, respectively, and 8.0 percent and 5.7 percent of total revenue for 2004 and 2003, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2004 and 2003 levels, stockholders’ equity and net loss as of and for the periods then ended would not have been materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting encompasses the processes and procedures management has established to (i) maintain records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (iii) provide reasonable assurance that receipts and expenditures are appropriately authorized; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of internal control over financial reporting, including the potential for human error or the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting cannot provide absolute assurance with respect to financial statement preparation. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. In addition, any projection of the evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness, as of December 31, 2004, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

UnumProvident Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UnumProvident Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UnumProvident Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that UnumProvident Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UnumProvident Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of UnumProvident and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

March 7, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UnumProvident Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UnumProvident Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

March 7, 2005

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	December 31
	2004	2003
	(in millions of dollars)
Assets
Investments
Fixed Maturity Securities - at fair value
Available-for-Sale - Continuing Operations	$32,488.4	$30,084.2
Available-for-Sale - Discontinued Operations	—	1,102.4

Total Fixed Maturity Securities - at fair value (amortized cost: $29,077.9; $28,399.9)	32,488.4	31,186.6
Equity Securities - at fair value (cost: $13.7; $37.9)	12.9	39.1
Mortgage Loans	498.2	474.7
Real Estate	27.4	25.9
Policy Loans	3,073.6	2,877.9
Other Long-term Investments	77.0	91.9
Short-term Investments	410.2	332.2

Total Investments	36,587.7	35,028.3
Other Assets
Cash and Bank Deposits	130.7	119.2
Accounts and Premiums Receivable	2,033.1	2,093.5
Reinsurance Receivable	6,969.2	6,242.6
Accrued Investment Income	588.3	543.6
Deferred Policy Acquisition Costs	2,882.5	3,051.9
Value of Business Acquired	101.5	463.5
Goodwill	271.1	476.7
Property and Equipment	398.5	410.6
Miscellaneous	838.0	925.7
Other Assets - Discontinued Operations	—	330.2
Separate Account Assets	31.7	32.5

Total Assets	$50,832.3	$49,718.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	December 31
	2004	2003
	(in millions of dollars)
Liabilities and Stockholders’ Equity
Liabilities
Policy and Contract Benefits	$2,060.1	$1,928.4
Reserves for Future Policy and Contract Benefits	33,193.6	31,112.0
Unearned Premiums	313.5	319.1
Other Policyholders’ Funds	2,425.3	2,493.3
Current Income Tax	0.3	32.8
Deferred Income Tax	1,060.6	914.0
Short-term Debt	227.0	—
Long-term Debt	2,862.0	2,789.0
Other Liabilities	1,434.1	1,363.6
Other Liabilities - Discontinued Operations	—	1,462.6
Separate Account Liabilities	31.7	32.5

Total Liabilities	43,608.2	42,447.3

Commitments and Contingent Liabilities - Note 15
Stockholders’ Equity - Note 11
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 298,497,008 and 298,094,517 shares	29.8	29.8
Additional Paid-in Capital	1,588.4	1,609.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	1,309.8	1,081.0
Net Gain on Cash Flow Hedges	236.9	157.8
Foreign Currency Translation Adjustment	96.3	57.7
Minimum Pension Liability Adjustment	(161.9)	(125.3)
Retained Earnings	4,185.5	4,526.9
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(6.5)	(11.8)

Total Stockholders’ Equity	7,224.1	7,271.0

Total Liabilities and Stockholders’ Equity	$50,832.3	$49,718.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,839.6	$7,615.7	$7,151.1
Net Investment Income	2,158.7	2,158.4	2,028.9
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)
Other Income	437.4	391.3	388.2

Total Revenue	10,464.9	9,991.6	9,259.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,248.4	7,868.1	6,324.8
Commissions	842.3	844.1	820.2
Interest and Debt Expense	207.1	187.2	162.4
Deferral of Policy Acquisition Costs	(557.3)	(665.9)	(671.4)
Amortization of Deferred Policy Acquisition Costs	436.7	458.6	398.9
Amortization of Value of Business Acquired	15.8	37.5	39.0
Impairment of Intangible Assets	856.4	—	—
Compensation Expense	739.6	779.8	732.2
Other Operating Expenses	935.4	917.4	859.8

Total Benefits and Expenses	10,724.4	10,426.8	8,665.9

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(259.5)	(435.2)	593.2
Income Tax (Benefit)
Current	(16.1)	45.3	(26.8)
Deferred	(51.2)	(215.9)	223.1

Total Income Tax (Benefit)	(67.3)	(170.6)	196.3

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(192.2)	(264.6)	396.9
Discontinued Operations - Note 2
Income (Loss) Before Income Tax	(97.4)	(145.8)	17.7
Income Tax (Benefit)	(36.6)	15.9	6.3

Income (Loss) from Discontinued Operations, Net of Income Tax	(60.8)	(161.7)	11.4

Cumulative Effect of Accounting Principle Change, Net of Income Tax - Note 1	—	39.9	(7.1)

Net Income (Loss)	$(253.0)	$(386.4)	$401.2

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$(0.65)	$(0.96)	$1.64
Net Income (Loss)	$(0.86)	$(1.40)	$1.66
Assuming Dilution
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$(0.65)	$(0.96)	$1.63
Net Income (Loss)	$(0.86)	$(1.40)	$1.65

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2001	$24.2	$1,064.1	$111.3	$4,753.0	$(9.2)	$(3.5)	$5,939.9
Comprehensive Income
Net Income				401.2			401.2
Change in Net Unrealized Gain on Securities (net of tax expense of $378.0)			775.8				775.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $3.1)			5.8				5.8
Change in Foreign Currency Translation Adjustment (net of tax expense of $3.1)			29.5				29.5
Change in Minimum Pension Liability Adjustment (net of tax benefit of $76.9)			(145.0)				(145.0)

Total Comprehensive Income							1,067.3

Common Stock Activity	0.2	22.7			(45.0)	0.9	(21.2)
Dividends to Stockholders				(142.8)			(142.8)

Balance at December 31, 2002	24.4	1,086.8	777.4	5,011.4	(54.2)	(2.6)	6,843.2
Comprehensive Income
Net Loss				(386.4)			(386.4)
Change in Net Unrealized Gain on Securities (net of tax expense of $132.3)			180.9				180.9
Change in Net Gain on Cash Flow Hedges (net of tax expense of $39.8)			73.9				73.9
Change in Foreign Currency Translation Adjustment (net of tax expense of $34.0)			119.3				119.3
Change in Minimum Pension Liability Adjustment (net of tax expense of $11.0)			19.7				19.7

Total Comprehensive Income							7.4

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	559.7				(9.2)	555.9
Dividends to Stockholders				(98.1)			(98.1)

Balance at December 31, 2003	29.8	1,609.1	1,171.2	4,526.9	(54.2)	(11.8)	7,271.0
Comprehensive Income
Net Loss				(253.0)			(253.0)
Change in Net Unrealized Gain on Securities (net of tax expense of $130.8)			228.8				228.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $42.6)			79.1				79.1
Change in Foreign Currency Translation Adjustment (net of tax benefit of $3.3)			38.6				38.6
Change in Minimum Pension Liability Adjustment (net of tax benefit of $18.3)			(36.6)				(36.6)

Total Comprehensive Income							56.9

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity	—	6.9				5.3	12.2
Dividends to Stockholders				(88.4)			(88.4)

Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income (Loss)	$(253.0)	$(386.4)	$401.2
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(570.9)	(700.2)	(705.7)
Amortization of Policy Acquisition Costs	442.3	473.4	410.3
Amortization of Value of Business Acquired	17.1	41.2	42.1
Impairment of Intangible Assets	856.4	190.9	—
Depreciation	63.4	56.3	57.9
Net Realized Investment (Gain) Loss	(28.9)	186.0	315.0
Reinsurance Receivable	(134.9)	39.4	266.7
Insurance Reserves and Liabilities	1,714.6	2,437.1	1,242.6
Income Tax	(141.1)	(168.4)	156.2
Cumulative Effect of Change in Accounting Principle	—	(39.9)	7.1
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	(707.4)	—	—
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	—	(286.2)	—
Other	(510.6)	(498.0)	(406.7)

Net Cash Provided by Operating Activities	747.0	1,345.2	1,786.7

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,607.0	2,203.5	2,776.5
Proceeds from Maturities of Available-for-Sale Securities	1,744.8	2,748.7	1,385.9
Proceeds from Sales and Maturities of Other Investments	167.3	195.7	378.7
Purchase of Available-for-Sale Securities	(4,190.4)	(6,959.4)	(5,848.4)
Purchase of Other Investments	(115.4)	(161.8)	(402.1)
Net Sales (Purchases) of Short-term Investments	(74.7)	(119.0)	162.0
Acquisition of Business	(0.7)	110.0	(2.8)
Disposition of Business	(12.9)	(152.5)	—
Other	(44.7)	26.9	(36.7)

Net Cash Used by Investing Activities	$(919.7)	$(2,107.9)	$(1,586.9)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Cash Flows from Financing Activities
Deposits to Policyholder Accounts	$3.7	$5.0	$6.2
Maturities and Benefit Payments from Policyholder Accounts	(11.3)	(19.5)	(22.7)
Net Short-term Debt and Commercial Paper Repayments	—	(255.0)	(397.0)
Issuance of Long-term Debt	300.0	575.0	400.0
Issuance of Common Stock	5.7	551.9	22.9
Dividends Paid to Stockholders	(88.4)	(98.1)	(142.8)
Treasury Stock Acquired	—	—	(45.0)
Other	(27.8)	(24.5)	—

Net Cash Provided (Used) by Financing Activities	181.9	734.8	(178.4)

Effect of Foreign Exchange Rate Changes on Cash	2.3	4.9	2.9

Net Increase (Decrease) in Cash and Bank Deposits	11.5	(23.0)	24.3

Cash and Bank Deposits at Beginning of Year	119.2	142.2	117.9

Cash and Bank Deposits at End of Year	$130.7	$119.2	$142.2

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

During 2004, the Company completed the sale of its Canadian branch. Financial results for the Canadian branch are reported as discontinued operations in the consolidated financial statements, and, except where noted, the information presented in the notes to consolidated financial statements excludes the Canadian branch. See Note 2 for further discussion of the Company’s discontinued operations.

Continuing Operations: The Company is the largest provider of group and individual income protection products in the United States and the United Kingdom. It markets its integrated and complementary portfolio of products primarily to employers interested in providing benefits to their employees. The Income Protection segment includes group long-term and short-term income protection insurance, individual income protection – recently issued insurance, group and individual long-term care insurance, and disability management services. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness. The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products marketed by the Company’s subsidiary Colonial Life & Accident Insurance Company. The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. The Other segment includes results from products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The Corporate segment includes investment earnings on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business. See Note 14 for further discussion of the operating segments.

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

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $14.1 million and $13.2 million as of December 31, 2004 and 2003, respectively.

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $2,881.2 million and $2,684.5 million of policy loans ceded to reinsurers at December 31, 2004 and 2003, respectively.

Other Long-term Investments are carried at cost plus the Company’s share of changes in the investee’s ownership equity since acquisition.

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

Fair value hedge. Changes in the fair value of the derivative as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged are recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective fair value hedge is recognized in current earnings.

Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings.

Foreign currency exposure hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged foreign currency asset affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective foreign currency exposure hedge is reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged foreign currency asset affects earnings.

Gains or losses on the termination of ineffective hedges are reported in current earnings. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, the Company will terminate the related derivative and recognize the gain or loss on termination in current earnings.

For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change.

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

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Such amortization is adjusted annually to reflect the actual policy persistency as compared to the anticipated experience.

Deferred policy acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and mortality, investment, and expense margins. Adjustments are made each year to reflect actual experience for assumptions which deviate significantly compared to anticipated experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The following table provides the changes in deferred policy acquisition costs:

(in millions of dollars)

	Income Protection	Life and Accident	Colonial	Individual Income Protection - Closed Block	Other	Consolidated
Balances at December 31, 2001	$1,381.8	$425.8	$399.9	$341.1	$1.5	$2,550.1
Capitalized	361.2	148.4	148.4	13.4	—	671.4
Amortized	(168.3)	(86.6)	(107.7)	(36.2)	(0.1)	(398.9)
Foreign Currency and Other	12.6	(2.1)	—	—	(0.6)	9.9

Balances at December 31, 2002	1,587.3	485.5	440.6	318.3	0.8	2,832.5

Capitalized	333.1	159.3	166.1	7.5	(0.1)	665.9
Amortized	(191.0)	(108.0)	(118.3)	(41.3)	—	(458.6)
Foreign Currency and Other	13.6	0.6	—	(2.3)	0.2	12.1

Balances at December 31, 2003	1,743.0	537.4	488.4	282.2	0.9	3,051.9

Capitalized	255.9	127.8	173.7	—	(0.1)	557.3
Amortized	(196.1)	(109.4)	(131.2)	—	—	(436.7)
Impairment	—	—	—	(282.2)	—	(282.2)
Foreign Currency and Other	(8.8)	1.3	—	—	(0.3)	(7.8)

Balances at December 31, 2004	$1,794.0	$557.1	$530.9	$—	$0.5	$2,882.5

A change in the Company’s reporting segments during 2004 required the Company to perform, separately for the individual income protection – closed block segment, loss recognition testing for the recoverability of deferred policy acquisition costs. The testing indicated impairment of $282.2 million. See Note 14 for further discussion.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.35 percent to 6.38 percent. The accumulated amortization for value of business acquired was $301.3 million and $281.5 million as of December 31, 2004 and 2003, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $468.6 million and $422.4 million as of December 31, 2004 and 2003, respectively.

Revenue Recognition: Traditional life and accident and health products are long duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins. For interest- sensitive products, the amounts collected from policyholders are considered deposits, and only the deductions during the period for cost of insurance, policy administration, and surrenders are included in revenue. Policyholders’ funds represent funds deposited by contract holders and are not included in revenue.

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

The annual effective interest rate assumptions used to calculate reserves for future policy and contract benefits are as follows:

	December 31
	2004	2003
Active Life Reserves - Current Year Issues
Traditional Life	4.50% to 7.25%	4.50% to 7.25%
Individual Income Protection – Recently Issued	5.50% to 6.50%	5.50% to 6.50%
Individual Income Protection – Closed Block	5.50% to 6.50%	5.50% to 6.50%
Disabled Lives Reserves - Current Year Claims
Individual Income Protection – Recently Issued	5.60%	5.50% to 7.50%
Individual Income Protection – Closed Block	5.60%	5.50% to 7.50%
Group Income Protection	5.25%	5.25% to 6.00%
Group Life	5.50%	5.50%
Disabled Lives Reserves - Prior Year Claims
Individual Income Protection – Recently Issued	5.60%	6.00% to 7.75%
Individual Income Protection – Closed Block	5.60% to 7.00%	6.00% to 7.75%
Group Income Protection	5.25% to 6.90%	6.90%
Group Life	5.50% to 6.00%	6.00%

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

Deferred Gain or Loss on Reinsurance: The Company is a party to various reinsurance agreements. Where applicable, gains or losses on these transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in the consolidated statements of financial condition at December 31, 2004 and 2003 was $236.4 million and $264.9 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company’s subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $353.0 million and $352.3 million at December 31, 2004 and 2003, respectively, and represented approximately 0.7 percent of consolidated assets and 0.8 percent of consolidated liabilities at December 31, 2004 and 2003.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions apply to all employee awards granted, modified, or settled after January 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The expense recognized in 2004 and 2003 for stock-based employee compensation is less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$(253.0)	$(386.4)	$401.2
Add: Stock-based Employee Compensation Expense Included in Net Loss as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.8	0.6	—
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(4.8)	(12.8)	(15.5)

Pro Forma Net Income (Loss)	$(257.0)	$(398.6)	$385.7

Net Income (Loss) Per Share:
Basic–as Reported	$(0.86)	$(1.40)	$1.66
Basic–Pro Forma	$(0.87)	$(1.44)	$1.59

Assuming Dilution–as Reported	$(0.86)	$(1.40)	$1.65
Assuming Dilution–Pro Forma	$(0.87)	$(1.44)	$1.59

Accounting Pronouncements Adopted:

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

Effective October 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. DIG Issue B36 addresses financial accounting and reporting for embedded derivatives in modified coinsurance contracts that incorporate credit risk exposure unrelated to the credit risk of the counterparty to the reinsurance contract and requires the bifurcation of any such derivative from the host reinsurance contract. The Company has two reinsurance contracts for which DIG Issue B36 is applicable. The adoption of DIG Issue B36 resulted in an increase in fixed maturity securities of $61.3 million to record the fair value of the embedded derivatives, a decrease of $116.1 million in miscellaneous assets, $18.4 million in reinsurance receivable, and $134.5 million in accumulated other comprehensive income (net unrealized gain on securities) to eliminate the previously reported adjustment to fair value of the marketable securities held in the trust and the related effects on claim reserves, and a $39.9 million cumulative effect of accounting principle change ($0.14 per common share, basic and assuming dilution), net of $21.4 million in tax. The adoption of DIG Issue B36 requires the change in the fair value of the embedded derivatives to be reported as a realized investment gain or loss during the period of change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Effective December 31, 2003, the Company adopted the provisions of Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 and subsequently adopted FIN 46(R) (revised December 2003) effective March 15, 2004. FIN 46 and FIN 46(R), which supersedes FIN 46, expand upon ARB No. 51, Consolidated Financial Statements, to address financial accounting and reporting for certain entities in which a controlling financial interest cannot be identified based on an evaluation of voting interests. Transition to the provisions of FIN 46 at December 31, 2003 required the Company to consolidate four special purpose entities whose purposes are to support the Company’s investment objectives. Prior to December 31, 2003, these entities were accounted for as fixed maturity securities in the available-for-sale portfolio and carried at fair value which was derived from the fair value of the underlying assets. These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair value of the underlying forward and swap contracts was $133.9 million at December 31, 2003, which was equivalent to the fair value at which they would have been reported as fixed maturity securities prior to the adoption of FIN 46. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $61.8 million, $7.0 million, and $51.7 million, respectively, at December 31, 2003, which were equivalent to the fair values at which they would have been reported as fixed maturity securities. The adoption of FIN 46 and FIN 46(R) had no impact on the fair value of total invested assets reported in the Company’s consolidated statements of financial condition.

Adoption of FIN 46 and FIN 46(R) also resulted in the de-consolidation of a trust that currently holds $300.0 million of junior subordinated debt securities of the Company and has issued a similar amount of mandatorily redeemable preferred securities. The impact of the de-consolidation was the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company included in the consolidated statements of financial condition and an increase of $300.0 million in long-term debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)) requires all stock-based employee compensation, including grants of employee stock options, to be recognized in the financial statements using the fair value based method. SFAS 123(R) is a revision of SFAS 123 and supersedes Opinion 25. The Company will adopt the provisions of SFAS 123(R) effective July 1, 2005, as required. Because the Company adopted the fair value recognition provision of SFAS 123 effective January 1, 2003, the adoption of this pronouncement will have an immaterial impact on the Company’s financial position and results of operations.

Note 2 - Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the 2003 loss from discontinued operations. The Company recognized an additional loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to further write down the value of bonds in the Canadian branch investment portfolio to market value.

The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch. Assets transferred to the buyer included available-for-sale fixed maturity securities with a fair value of $1,099.4 million (book value of $957.7 million) and cash of $31.7 million. Liabilities transferred included reserves of $1,254.8 million.

The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. At the close of the transaction, the bonds retained had a fair value of $732.9 million and a yield of 7.14 percent. These investments were subsequently redeployed to other lines of business.

Selected results for the Canadian branch are as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars, except share data)
Premium Income	$124.5	$351.2	$302.0

Total Revenue	$146.2	$408.1	$353.9

Income Before Income Tax, Excluding Loss on Sale and Write-downs	$16.2	$54.4	$17.7
Loss on Sale and Write-downs	(113.6)	(200.2)	—

Income (Loss) Before Income Tax	$(97.4)	$(145.8)	$17.7

Income Excluding Loss on Sale and Write-downs	$10.5	$35.2	$11.4
Loss on Sale and Write-downs, Net of Income Tax	(71.3)	(196.9)	—

Income (Loss)	$(60.8)	$(161.7)	$11.4

Income (Loss) Per Share
Basic	$(0.21)	$(0.58)	$0.05
Assuming Dilution	$(0.21)	$(0.58)	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 2 - Discontinued Operations - Continued

Assets and liabilities for discontinued operations as of December 31, 2003, as reported in the accompanying consolidated statements of financial condition, are comprised of the following (in millions of dollars):

Fixed Maturity Securities – Available-for-Sale – Discontinued Operations	$1,102.4

Other Assets
Policy Loans	$0.1
Short-term Investments	5.2
Cash and Bank Deposits	3.8
Accounts and Premiums Receivable	14.7
Reinsurance Receivable	28.9
Accrued Investment Income	10.6
Deferred Policy Acquisition Costs	201.7
Value of Business Acquired	54.4
Property and Equipment	4.9
Miscellaneous	5.9

Other Assets – Discontinued Operations	$330.2

Other Liabilities
Policy and Contract Benefits	$66.5
Reserves for Future Policy and Contract Benefits	1,184.2
Unearned Premiums	19.2
Other Policyholders’ Funds	11.1
Current Income Tax	10.0
Deferred Income Tax	151.0
Other Liabilities	20.6

Other Liabilities – Discontinued Operations	$1,462.6

Note 3 - Fair Values of Financial Instruments

The following methods and assumptions are used by the Company in estimating the fair values of its financial instruments:

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

Equity Securities: Fair values are based on quoted market prices, or, in the case of private placements, are based on the Company’s share of the investee’s ownership equity.

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

Short-term Debt: Fair values are obtained from independent pricing services.

Long-term Debt: Fair values are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company’s financial instruments are presented as follows. Certain prior year amounts have been reclassified to conform to current year presentation.

	December 31 (in millions of dollars)
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Fixed Maturity Securities
Available-for-Sale	$32,019.9	$32,019.9	$29,849.3	$29,849.3
Derivatives Hedging Available-for-Sale	317.8	317.8	172.8	172.8
DIG Issue B36 Embedded Derivatives	150.7	150.7	62.1	62.1
Equity Securities	12.9	12.9	39.1	39.1
Mortgage Loans	498.2	530.2	474.7	521.7
Policy Loans	3,073.6	3,073.6	2,877.9	2,877.9
Short-term Investments	410.2	410.2	332.2	332.2
Cash and Bank Deposits	130.7	130.7	119.2	119.2
Deposit Assets	278.0	278.0	565.9	565.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	1,239.9	1,239.9	1,308.5	1,308.5
Other	623.5	623.5	593.5	593.5
Short-term Debt	227.0	229.4	—	—
Long-term Debt	2,862.0	3,061.4	2,789.0	3,072.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments

Fixed Maturity and Equity Securities

As previously discussed, the Company sold its Canadian branch effective April 30, 2004. Historical information pertaining to the Canadian branch is reported as discontinued operations in the consolidated financial statements and as such, the historical assets and liabilities are reported separately in the Company’s consolidated statements of financial condition. The Company retained a portion of the Canadian branch fixed maturity bond portfolio according to the terms of the transaction. Because the specific investments to be transferred to the buyer had not been identified for reporting periods ended prior to the closing of the transaction, the disclosures in Note 4 will in some instances necessarily include the total Canadian branch investment portfolio, including those transferred to the buyer at the close of the transaction, with an appropriate disclosure noting that the information includes fixed maturity securities reported separately as discontinued operations in the consolidated statements of financial condition.

The amortized cost and fair values of securities by security type are shown as follows. The fixed maturity securities reported as discontinued operations in the consolidated statements of financial condition are included in the 2003 presentation.

	December 31, 2004 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,910.2	$62.5	$110.8	$1,861.9
States, Municipalities, and Political Subdivisions	47.1	3.7	—	50.8
Foreign Governments	831.6	110.5	1.2	940.9
Public Utilities	3,602.3	369.8	17.3	3,954.8
Mortgage/Asset-Backed Securities	3,847.8	361.2	2.7	4,206.3
Derivative Instruments	32.7	513.1	77.3	468.5
All Other Corporate Bonds	18,707.8	2,322.5	134.2	20,896.1
Redeemable Preferred Stocks	98.4	11.3	0.6	109.1

Total Fixed Maturity Securities	29,077.9	3,754.6	344.1	32,488.4
Equity Securities	13.7	0.1	0.9	12.9

Total	$29,091.6	$3,754.7	$345.0	$32,501.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

	December 31, 2003 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,951.4	$37.2	$160.7	$1,827.9
States, Municipalities, and Political Subdivisions	42.4	3.0	0.1	45.3
Foreign Governments	980.9	171.2	4.2	1,147.9
Public Utilities	3,910.7	406.7	40.9	4,276.5
Mortgage/Asset-Backed Securities	4,011.5	464.4	2.1	4,473.8
Derivative Instruments	—	246.8	11.9	234.9
All Other Corporate Bonds	17,386.9	1,936.5	271.1	19,052.3
Redeemable Preferred Stocks	116.1	12.5	0.6	128.0

Total Fixed Maturity Securities	28,399.9	3,278.3	491.6	31,186.6
Equity Securities	37.9	4.7	3.5	39.1

Total	$28,437.8	$3,283.0	$495.1	$31,225.7

The gross unrealized losses on the redeemable preferred stocks and equity securities are attributable to holdings from 2 issuers and 10 issuers, respectively as of December 31, 2004 and 2 issuers and 16 issuers, respectively, as of December 31, 2003.

Of the $343.5 million in gross unrealized losses on fixed maturity bonds at December 31, 2004, $286.6 million, or 83.4 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. The gross unrealized loss on below-investment-grade fixed maturity bonds (securities rated below Baa3 by Moody’s Investors Service or an equivalent internal rating) was $56.9 million at December 31, 2004, or 16.6 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

The following chart indicates the length of time the Company’s investment-grade and below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2004. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2004. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

	December 31, 2004 (in millions of dollars except issuer data)
	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

1 year or less
fair value < 100% >= 70% of amortized cost	$1,214.1	$(80.6)	41

Over 1 year
fair value < 100% >= 70% of amortized cost	2,490.0	(181.8)	83
fair value < 70% >= 40% of amortized cost	42.1	(24.2)	1

Subtotal	2,532.1	(206.0)	84

Totals	$3,746.2	$(286.6)	125

Below-Investment-Grade

1 year or less
fair value < 100% >= 70% of amortized cost	$152.3	$(3.7)	15

Over 1 year
fair value < 100% >= 70% of amortized cost	355.7	(33.2)	20
fair value < 70% >= 40% of amortized cost	29.8	(20.0)	3

Subtotal	385.5	(53.2)	23

Totals	$537.8	$(56.9)	38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

As of December 31, 2004, the Company held two securities with a gross unrealized loss of $10.0 million or greater, as follows:

	December 31, 2004 (in millions of dollars)
	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	$562.4	$(100.1)	> 1 year <= 2 years
Principal Protected Equity Linked Note	42.1	(24.2)	> 3 years

Total Investment-Grade	$604.5	$(124.3)

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company evaluates the following factors:

•	The probability of recovering principal and interest.

•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Any other key measures for the related security.

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

	December 31, 2004 (in millions of dollars)
	Amortized Cost	Fair Value
Available-for-Sale Securities
1 year or less	$240.0	$250.4
Over 1 year through 5 years	2,283.5	2,420.1
Over 5 years through 10 years	4,760.0	5,613.1
Over 10 years	17,946.6	19,998.5

	25,230.1	28,282.1
Mortgage/Asset-Backed Securities	3,847.8	4,206.3

Total	$29,077.9	$32,488.4

At December 31, 2004, the total investment in below-investment-grade fixed maturity securities was $2,169.6 million or 6.4 percent of the fair value of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,080.9 million.

The Company has four special purpose entities which support the Company’s investment objectives and which are consolidated under the provisions of FIN 46(R). These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair values of the underlying forward and swap contracts equaled $146.6 million as of December 31, 2004, and are reported as fixed maturity securities in the consolidated statements of financial condition. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $70.9 million, $9.4 million, and $48.6 million, respectively, as of December 31, 2004.

The Company has a significant investment in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. This special purpose entity does not meet the consolidation requirements of FIN 46(R). The Company issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The outstanding balance of all tranches was $214.0 million at December 31, 2004, of which third parties hold $162.1 million. These third parties have no recourse against the Company. The total value of the CBO assets is $167.2 million at December 31, 2004. The Company’s maximum exposure to loss is $28.7 million, which is comprised of $25.6 million related to fixed maturity securities and $3.1 million related to a receivable for management fees at December 31, 2004.

At December 31, 2004, the Company had capital commitments of approximately $25.3 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

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

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired mortgage loans at December 31, 2004 or 2003.

At December 31, 2004, the Company had capital commitments of approximately $16.0 million for commercial mortgage loan originations. The funds will be due at closing of the mortgage loans.

Investment Valuation Allowances

Additions to the investment valuation allowances represent realized investment losses, and deductions represent the allowance released upon disposal or restructuring of the related asset. Changes are as follows:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2002
Mortgage Loans	$2.4	$—	$—	$2.4
Real Estate	19.9	—	—	19.9

Total	$22.3	$—	$—	$22.3

Year Ended December 31, 2003
Mortgage Loans	$2.4	$2.0	$4.4	$—
Real Estate	19.9	—	10.6	9.3

Total	$22.3	$2.0	$15.0	$9.3

Year Ended December 31, 2004
Mortgage Loans	$—	$—	$—	$—
Real Estate	9.3	—	—	9.3

Total	$9.3	$—	$—	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Fixed Maturity Securities	$2,125.6	$2,103.8	$1,947.6
Equity Securities	—	0.7	0.1
Mortgage Loans	38.0	48.7	67.0
Real Estate	3.1	2.6	4.9
Policy Loans	11.4	11.6	11.6
Other Long-term Investments	1.9	9.9	11.1
Short-term Investments	8.9	10.7	19.0

Gross Investment Income	2,188.9	2,188.0	2,061.3
Less Investment Expenses	12.4	11.3	12.5
Less Investment Income on PFA Assets	17.8	18.3	19.9

Net Investment Income	$2,158.7	$2,158.4	$2,028.9

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains	$64.3	$127.0	$181.5
Gross Losses	(141.3)	(334.4)	(509.8)
Equity Securities	6.9	4.5	(0.6)
Mortgage Loans, Real Estate, and Other Invested Assets	5.9	12.3	3.5
Deposit Assets	4.9	15.6	13.0
Change in Fair Value of DIG Issue B36 Derivatives	88.6	0.8	—
Other Derivatives	(0.1)	0.4	3.3

Realized Investment Gain (Loss)	$29.2	$(173.8)	$(309.1)

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

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Change in Net Unrealized Gain Before Reclassification Adjustment	$644.0	$629.7	$873.0
Reclassification Adjustment for Net Realized Investment (Gain) Loss – Continuing Operations	(29.2)	173.8	309.1
Reclassification Adjustment for Net Realized Investment (Gain) Loss – Discontinued Operations	(139.4)	12.2	5.9
Cumulative Effect Transition Adjustment for DIG Issue B36	—	(134.5)	—
Change in Net Gain on Cash Flow Hedges	121.7	113.6	8.9
Change in Net Unrealized Gain on Deposit Assets	—	(0.6)	93.1
Change in the Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(115.8)	(367.3)	(127.3)
Change in Tax Liability	(173.4)	(172.1)	(381.1)

Total	$307.9	$254.8	$781.6

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

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $103.0 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/ Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2001	$—	$17.2	$974.0	$126.6	$7.3	$1,125.1
Additions	400.0	—	321.0	308.6	—	1,029.6
Terminations	400.0	11.3	329.0	24.3	7.3	771.9

Balance at December 31, 2002	—	5.9	966.0	410.9	—	1,382.8
Additions	—	52.2	2,795.0	1,097.8	—	3,945.0
Terminations	—	—	500.0	826.6	—	1,326.6

Balance at December 31, 2003	—	58.1	3,261.0	682.1	—	4,001.2
Additions	—	688.4	15.0	218.2	785.0	1,706.6
Terminations	—	39.2	149.0	723.7	—	911.9

Balance at December 31, 2004	$—	$707.3	$3,127.0	$176.6	$785.0	$4,795.9

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2004, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/ Pay Variable
Notional Value	$477.0	$550.0	$515.0	$455.0	$350.0	$240.0	$205.0	$185.0	$150.0	$3,127.0
Weighted Average Receive Rate	6.59%	6.62%	7.41%	6.78%	6.58%	6.51%	6.58%	6.49%	6.66%	6.75%
Weighted Average Pay Rate	2.56%	2.56%	2.84%	2.56%	2.56%	2.56%	2.56%	2.56%	2.56%	2.61%

The Company’s freestanding derivatives all qualify as hedges and have been designated as cash flow hedges. The cash flow hedging programs are described as follows.

The Company has executed a series of cash flow hedges in the group income protection, individual income protection – recently issued, group and individual long-term care, and individual income protection – closed block portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2013 and protect the Company from the potential adverse impact of declining interest rates on the associated policy reserves. The Company plans on terminating these forward interest rate swaps at the time the projected cash flows are used to purchase fixed income securities.

The Company has executed a series of cash flow hedges using forward contracts on credit spreads. Forward contracts on credit spreads are used to hedge fluctuations in the credit risk rate. A forward contract on credit spreads is an agreement in which the Company agrees with other parties to settle for cash, at a specified future date, the computed value of the change in credit spreads of a specific bond. The Company intends to purchase this specific bond at its current market value at the same time the forward contract is terminated. By entering into the forward contract, the Company is able to lock in the credit spread component of this specific bond’s purchase yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

The settlement dates of the forward contracts correspond to the settlement dates of the previously mentioned forward interest rate swap agreements. This combination of derivative instruments allows the Company to lock in the interest rate component and the credit spread component of yields on future bond purchases. The Company did not have any of these derivative contracts outstanding at December 31, 2004.

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

The Company has invested in certain structured fixed maturity securities that contain embedded derivatives. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

During 2004, the Company purchased options on forward interest rate swaps in order to hedge the interest rate risk on certain insurance liabilities with minimum interest rate guarantees. By purchasing options on the interest rate swaps, the Company is able to lock in the minimum investment yields needed to meet the required interest rate guarantee on these insurance liabilities. If interest rates rise above the option’s strike rate, the Company will not exercise the option, but will instead invest at the higher rates. If interest rates fall below the option’s strike rate, the Company will exercise the option to enter a receive fixed/pay floating forward interest rate swap. In the event the options are exercised, the Company intends to settle for cash the forward interest rate swap agreements prior to commencement of the exchange of interest payments. These cash flows are hedged through the year 2006.

During 2003, the Company entered into a forward treasury lock which, by taking a long position, allowed the Company to lock in the interest rate on the future purchase of a specific U.S. Treasury bond. This derivative was identified as a cash flow hedge and was used to minimize the interest rate risk related to the settlement price on the reinsurance of an existing block of in force business. Because the settlement price of the ceded reinsurance transaction was partially determined by the change in the interest rate of a specific five year U.S. Treasury bond, the forward treasury lock allowed the Company to hedge the interest rate used in the calculation of the settlement price. The Company terminated the treasury lock, for cash, at the same time the reinsurance transaction settled.

During 2004 and 2003, the Company entered into certain foreign currency forward contracts whereby the Company agreed to pay its counterparty a specific Canadian dollar denominated notional amount in exchange for a specific U.S. dollar denominated notional amount. These derivatives were identified as cash flow hedges and were used to eliminate the variability of functional currency cash flows associated with the proceeds from the sale of the Canadian branch. The Company terminated these currency forwards, for cash, at the time of the closing of the sale of the branch and recognized a gain of $2.4 million which was reported as a component of income (loss) from discontinued operations.

The Company has also used forward starting swaps to hedge the interest rate on the issuance of debt. The Company recognized a loss of $10.6 million during 2002 upon the termination of these swaps and reported the loss in other comprehensive income (loss). The loss is being amortized into earnings as a component of interest expense over the expected remaining life of the hedged debt instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

As discussed in Note 1, effective October 1, 2003, the Company adopted the provisions of DIG Issue B36. The adoption of DIG Issue B36 resulted in an increase in fixed maturity securities of $61.3 million to record the fair value of embedded derivatives related to the credit risk provisions of certain reinsurance contracts. The fair value of the embedded derivatives related to these reinsurance contracts was $150.7 million as of December 31, 2004. The change in fair value of DIG Issue B36 derivatives is reported as a realized investment gain or loss.

During the years ended December 31, 2004, 2003, and 2002, the Company recognized net gains of $29.1 million, $79.6 million, and $45.4 million, respectively, on the termination of cash flow hedges and reported $29.2 million, $79.1 million, and $42.1 million, respectively, in other comprehensive income and $(0.1) million, $0.5 million, and $3.3 million, respectively, as a component of realized investment gains and losses. The Company amortized $20.7 million of net deferred gains into net investment income during 2004, $17.3 million during 2003, and $12.4 million during 2002. The estimated amount of net deferred gains to be amortized into operating earnings during 2005 is $17.2 million. The notional amount of derivatives outstanding under the hedge programs was $4,795.9 million at December 31, 2004. For the year ended December 31, 2004, there was no material ineffectiveness related to the Company’s derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Note 6 - Acquisitions and Dispositions

Acquisitions

During 2004, the Company became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to the Company. The Company also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. The amount attributable to value of business acquired in conjunction with this transaction was $15.4 million.

During 2004, the Company acquired Integrated Benefits Management, a provider of case management services, at a price of $0.7 million. This acquisition will further broaden the relationship and distribution partnerships of the Company’s wholly-owned subsidiary, GENEX Services, Inc.

During 2003, the Company acquired the United Kingdom group income protection business of Sun Life Assurance Company of Canada (UK) Ltd, together with the renewal rights to the group life business. The amount attributable to value of business acquired on this block of business was $36.6 million.

A reconciliation of value of business acquired is as follows:

	2004	2003	2002
	(in millions of dollars)
Balance at January 1	$463.5	$456.2	$491.7
Acquisition of Business	15.4	36.6	—
Interest Accrued	6.3	36.4	36.0
Amortization	(22.1)	(73.9)	(75.0)
Impairment	(367.1)	—	—
Foreign Currency and Other	5.5	8.2	3.5

Balance at December 31	$101.5	$463.5	$456.2

During 2004, the Company recognized an impairment of $367.1 million for the remaining balance of the individual income protection – closed block value of business acquired. The impairment related to the restructuring of this business and the resulting modification of the Company’s reporting segments. See Note 14 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 6 - Acquisitions and Dispositions - Continued

The estimated net amortization of value of business acquired for each of the next five years is $16.4 million in 2005, $8.4 million in 2006, $8.3 million in each of the years 2007 and 2008, and $9.3 million in 2009.

Dispositions

During 2004, the Company completed the sale of its Canadian branch. See Note 2 for further discussion.

During 2004, the Company sold its wholly-owned subsidiary Unum Japan Accident Insurance Co., Ltd. for $23.5 million. The Company received $18.8 million and recorded a receivable of $4.7 million due in January 2006, net of indemnification claims, if any. The Company wrote down the book value of the Japanese operation to the estimated fair value less cost to sell during the fourth quarter of 2003 and at that time recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. The Company also recognized a tax benefit of $6.8 million, for a net after-tax gain of $6.0 million in 2003. In conjunction with the sale, the Company entered into an agreement with the buyer to reinsure certain existing income protection business and had a continuing presence in the operation throughout 2004.

During 2004, the Company reduced its ownership position in its Argentinean operation to 40 percent and reported a before-tax loss of $4.7 million. The Company also recognized a tax benefit of $7.4 million from this transaction, for a net after-tax gain of $2.7 million. The Company wrote down the book value of the Argentinean operation to the estimated fair value less cost to sell during the fourth quarter of 2003 and at that time recognized an impairment loss of $13.5 million before tax and $11.3 million after tax.

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	2004	2003	2002
	(in millions of dollars)
Balance at January 1	$20,397.5	$17,878.9	$17,181.0
Less Reinsurance Receivables	2,654.5	2,435.8	2,533.1

Net Balance at January 1	17,743.0	15,443.1	14,647.9
Acquisition of Business – Note 6	267.0	285.9	—

Incurred Related to
Current Year	5,658.8	5,241.7	4,732.0
Prior Years Interest	1,005.0	933.0	956.8
Prior Years Incurred	464.3	1,323.4	259.0

Total Incurred	7,128.1	7,498.1	5,947.8

Paid Related to
Current Year	(1,726.3)	(1,720.7)	(1,695.1)
Prior Years	(4,035.6)	(3,763.4)	(3,457.5)

Total Paid	(5,761.9)	(5,484.1)	(5,152.6)

Net Balance at December 31	19,376.2	17,743.0	15,443.1
Plus Reinsurance Receivables	3,096.2	2,654.5	2,435.8

Balance at December 31	$22,472.4	$20,397.5	$17,878.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at the average reserve discount rate used by the Company during 2004, 2003, and 2002.

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which for continuing operations equaled $9.530 billion prior to this increase. In conjunction with this restructuring of the individual income protection – closed block business and the subsequent reserve strengthening, reinsurance, and other related adjustments, the net increase in the reserve liability reported in the preceding table for 2004 for total incurred claims was $237.9 million, $0.5 million of which was related to current year incurred claims and $237.4 million to prior year incurred claims.

In January 2004, the Company completed its annual review of claim reserves to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. Based upon this review, the Company increased its group income protection claim reserves as of December 31, 2003 by $440.0 million before tax, or $286.0 million after tax. Approximately $300.0 million of the reserve strengthening reflected implementation of a lower discount rate for the Company’s group income protection claim reserves. The discount rate was lowered to reflect the Company’s actual change in investment portfolio yield rates during 2003, the expectation of future investment portfolio yield rates, and the Company’s new discount rate management approach of maintaining a wider spread between its group income protection portfolio investment yield rate and its average discount rate. The Company’s new discount rate management approach is intended to better reflect the current investment environment and position the Company to be more responsive with discount rates on new incurred claims as changes to the investment environment emerge. Approximately $140.0 million of the reserve increase related to a strengthening of the morbidity assumptions to reflect the impact of the Company’s view of a continuing jobless economic recovery on claim incidence and severity. Of this amount, approximately $64.0 million was established to reflect higher claim incidence expectations. Claim incidence in the second half of 2003 was 8.4 percent higher than the first half of the year and 5.8 percent above the second half of 2002. Claim incidence was expected to continue at an elevated level for several quarters as the Company believed that early indications of a recovering economy were not yet reflected in improved consumer confidence or job creation. Also included in the $140.0 million strengthening was approximately $76.0 million to reflect higher severity expectations driven primarily by a lengthening of claim duration expectations in those claims that had been open 36 months or longer. The $440.0 million reserve increase represented a 5.4 percent increase in total net group income protection reserves as of December 31, 2003, which totaled $8.186 billion prior to this increase.

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

The net increase in the reserve liability reported in the preceding table for 2003 for total incurred claims included the $894.0 million for these two reserve strengthenings, all of which was related to prior year incurred claims.

A portion of the reported increase in incurred claims for prior years resulted from the favorable foreign currency exchange rates in each of the three years presented relative to the preceding year, which increased the incurred related to prior years by approximately $128.7 million, $122.7 million, and $96.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated statements of financial condition to the liability for unpaid claims and claim adjustment expense is as follows:

	December 31
	2004	2003	2002
	(in millions of dollars)
Policy and Contract Benefits	$2,060.1	$1,928.4	$1,895.0
Reserves for Future Policy and Contract Benefits	33,193.6	31,112.0	27,748.2

Total	35,253.7	33,040.4	29,643.2
Less: Life Reserves for Future Policy and Contract Benefits	7,280.0	7,041.0	6,798.2
Accident and Health Active Life Reserves	4,409.6	4,691.1	4,377.0
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	1,091.7	910.8	589.1

Liability for Unpaid Claims and Claim Adjustment Expense	$22,472.4	$20,397.5	$17,878.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Income (Loss) from Continuing Operations	$(67.3)	$(170.6)	$196.3
Income (Loss) from Discontinued Operations	(36.6)	15.9	6.3
Cumulative Effect of Accounting Principle Change	—	21.4	(3.9)
Stockholders’ Equity – Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	130.8	132.3	378.0
Net Gain on Cash Flow Hedges	42.6	39.8	3.1
Foreign Currency Translation Adjustment	(3.3)	34.0	3.1
Minimum Pension Liability Adjustment	(18.3)	11.0	(76.9)
Stockholders’ Equity – Additional Paid-in Capital
Stock Option Compensation	(0.1)	—	(3.2)

Total Income Tax Expense	$47.8	$83.8	$502.8

A reconciliation of the income tax (benefit) attributable to income (loss) from continuing operations computed at U.S. federal statutory tax rates to the income tax expense (benefit) as included in the consolidated statements of operations is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2004	%	2003	%	2002	%
	(in millions of dollars)
Statutory Income Tax	$(90.8)	35.0%	$(152.3)	35.0%	$207.6	35.0%
Goodwill Impairment	72.6	(28.0)	—	—	—	—
Prior Year Tax Settlements	(50.2)	19.3	(0.6)	0.1	(1.4)	(0.2)
Tax Basis on Sale of Foreign Subsidiaries	(5.8)	2.2	(4.3)	1.0	—	—
Fines and Penalties	5.4	(2.1)	0.3	(0.1)	—	—
Tax-exempt Investment Income	(4.4)	1.7	(7.9)	1.8	(7.7)	(1.3)
Change in Valuation Allowance	—	—	(7.5)	1.7	(11.1)	(1.9)
Other Items, Net	5.9	(2.2)	1.7	(0.3)	8.9	1.5

Effective Tax	$(67.3)	25.9%	$(170.6)	39.2%	$196.3	33.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

The net deferred income tax liability consists of the following. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2004	2003
	(in millions of dollars)
Deferred Tax Liability
Deferred Policy Acquisition Costs	$574.5	$644.6
Invested Assets	657.8	439.8
Value of Business Acquired	35.8	149.5
Other	192.6	158.9

Gross Deferred Tax Liability	1,460.7	1,392.8

Deferred Tax Asset
Loss Carryforwards	206.7	223.7
Employee Benefits	153.1	130.6
Other	46.6	158.8

Gross Deferred Tax Asset	406.4	513.1
Less Valuation Allowance	6.3	34.3

Net Deferred Tax Asset	400.1	478.8

Net Deferred Tax Liability from Continuing Operations	1,060.6	914.0
Net Deferred Tax Liability from Discontinued Operations	—	151.0

Total Net Deferred Tax Liability	$1,060.6	$1,065.0

Under the Life Insurance Company Tax Act of 1959, stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the American Jobs Creation Act of 2004 (AJCA) was enacted. The AJCA provides, in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 will not be taxed.

The amount of the policyholders’ surplus accounts of the Company’s life insurance subsidiaries at December 31, 2004, was approximately $228.8 million. If the entire policyholder’s surplus accounts were deemed distributed in 2004, the Company would incur a tax of approximately $80.1 million. Under the AJCA, distributions made during 2005 and 2006 by these life insurance subsidiaries, including dividend distributions, are deemed to occur first from the policyholders’ surplus accounts. As a result, the Company’s life insurance subsidiaries expect to distribute the entire balance of their policyholders’ surplus accounts to the holding company during 2005 and 2006, eliminating this future potential tax. No current or deferred federal income taxes have currently been provided on the amounts in the policyholders’ surplus accounts because management considers the conditions under which such taxes would be paid to be remote. Therefore, this provision of the AJCA does not affect the consolidated financial position or results of operations of the Company.

The AJCA also provides a deduction of 85 percent of certain foreign earnings that are repatriated during 2005, up to a maximum of $500.0 million. The Company is currently reviewing its ability to take advantage of this provision and has not yet completed its evaluation. The Company expects to complete this evaluation during the first half of 2005. As a result, the Company has not provided for deferred taxes on basis differences in its foreign subsidiaries which are not expected to result in taxable or deductible amounts. If the Company does determine it is feasible to repatriate any amount of foreign earnings under this provision, the range of possible amounts that the Company would consider for repatriation is between zero and $210.0 million. A repatriation under the provision in this range would result in a reduction of income tax expense in 2005 between zero and $10.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

The Company’s consolidated statements of operations include the following amounts of income subject to foreign taxation, including the results of the Canadian branch, and the related foreign income tax expense (benefit):

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Income Before Tax Subject to Foreign Taxation	$61.7	$168.7	$94.1

Foreign Income Tax Expense (Benefit)
Current	$75.5	$48.4	$22.1
Deferred	(69.6)	(3.0)	(2.8)

Total Foreign Income Tax Expense	$5.9	$45.4	$19.3

During 2004, the Company obtained a judgment in refund litigation for tax year 1984, and as a result will be entitled to a refund of tax plus interest for 1984 and for tax years subsequent to 1984 in which the Internal Revenue Service (IRS) took inconsistent positions on the deductibility of the insurance tax reserves that were the subject of the litigation and for which the Company paid tax based on the IRS’ positions. As a result of the judgment, during 2004 revenue increased by $14.0 million and results from operations increased by $26.2 million, after taxes. Also during 2004, the Company recognized tax benefits from settlements of IRS examinations of tax years 1996 through 1998. Under the settlements, the Company resolved issues raised by the IRS pertaining to calculation of insurance tax reserves and the deductibility of losses on notional principal contracts. Tax benefits of $33.1 million are included in 2004 results from operations attributable to the effect of prior year tax settlements.

Tax years through 1998 are closed to further assessment by the IRS. During 2004, the IRS continued its examination of tax years subsequent to 1998. Management believes any future adjustments that may result from IRS examinations of tax returns will not have a material adverse impact on the financial position, liquidity, or results of operations of the Company.

During 2004, deferred tax assets related to foreign net operating loss carryforwards, for which a full valuation allowance had previously been provided, were reduced by $28.0 million to reflect the proper amount of carryforwards available at December 31, 2004. The Company’s valuation allowance was also decreased by $28.0 million resulting in no net effect on the financial results of the Company.

As of December 31, 2004, the Company’s subsidiaries had net operating loss carryforwards in the United States of approximately $552.1 million, capital loss carryforwards of $32.5 million, a foreign tax credit carryforward of $9.3 million, and alternative minimum tax credit carryforwards of $8.5 million. The majority of the net operating loss carryforwards will expire in 2019. Capital loss carryforwards of $3.2 million, $19.6 million, and $9.7 million will expire in 2007, 2008, and 2009, respectively. The foreign tax credit carryforward will expire in 2014. The alternative minimum tax credits have no expiration date.

Total income taxes paid (refunded) during 2004, 2003, and 2002 were $91.5 million, $(3.9) million, and $46.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Debt

At December 31, 2004, short-term debt consisted of $200.0 million for the 6.375% notes due in 2005 and $27.0 million for the portion of the Company’s medium-term notes due in 2005. The weighted average interest rate for the current portion of the medium-term notes outstanding during 2004 was 7.2 percent. The Company had no short-term debt as of December 31, 2003.

Long-term debt consists of the following:

	December 31
	2004	2003
	(in millions of dollars)
Adjustable Conversion Rate Equity Units @ 8.25% due 2008	$575.0	$575.0
Adjustable Conversion Rate Equity Units @ 8.25% due 2009	300.0	—
Notes @ 7.25% due 2032, callable at or above par	150.0	150.0
Notes @ 7.375% due 2032, non-callable	250.0	250.0
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 7.625% due 2011, non-callable	575.0	575.0
Notes @ 6.375% due 2005, non-callable	—	200.0
Junior Subordinated Debt Securities @ 7.405% due 2038	300.0	300.0
Medium-term Notes @ 7.0% to 7.3% due 2005 to 2028, non-callable	62.0	89.0

Total	$2,862.0	$2,789.0

During the fourth quarter of 2004, the Company filed with the Securities and Exchange Commission a shelf registration on Form S-3. The shelf was declared effective on February 7, 2005. The shelf registration will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. The shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

In May 2004, the Company issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. The Company subsequently registered the privately placed securities for resale by the private investors. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by the Company due May 15, 2009 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 5.085 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. The present value of the quarterly contract adjustment payments, which is included in other liabilities in the consolidated statements of financial condition, and the related purchase contract issuance costs reduced additional paid-in capital by $27.6 million.

In May 2003, the Company issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 9 - Debt - Continued

quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. The present value of the quarterly contract adjustment payments, which is included in other liabilities in the consolidated statements of financial condition, and the related purchase contract issuance costs reduced additional paid-in capital by $37.4 million.

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

Of the $2,862.0 million of long-term debt at December 31, 2004, $575.0 million will mature in 2008, $300.0 million will mature in 2009, and $1,987.0 million will mature in 2011 and thereafter.

Interest paid on short-term and long-term debt and related securities during 2004, 2003, and 2002 was $205.2 million, $182.2 million, and $161.0 million, respectively.

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

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$599.6	$508.5	$110.2	$75.1	$192.0	$219.1
Service Cost	29.4	21.9	8.6	6.9	4.1	4.3
Interest Cost	37.1	33.9	6.5	4.8	10.9	14.4
Plan Participant Contributions	—	—	—	—	2.7	2.7
Plan Amendments	—	—	—	—	(8.8)	—
Actuarial (Gain) Loss	72.9	45.5	12.8	15.0	1.4	(33.9)
Benefits Paid	(11.7)	(10.2)	(3.2)	(2.6)	(14.0)	(14.6)
Curtailment	—	—	(1.1)	—	—	—
Change in Foreign Exchange Rates	—	—	11.0	11.0	—	—

Benefit Obligation at End of Year	$727.3	$599.6	$144.8	$110.2	$188.3	$192.0

Accumulated Benefit Obligation at December 31	$630.6	$519.7	$128.4	$93.1	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$423.8	$349.6	$73.9	$49.9	$11.8	$11.7
Actual Return on Plan Assets	42.9	80.2	8.3	9.2	0.6	0.5
Employer Contributions	23.1	4.2	9.0	9.7	10.7	11.5
Plan Participant Contributions	—	—	—	—	2.7	2.7
Benefits Paid	(11.7)	(10.2)	(3.2)	(2.6)	(14.0)	(14.6)
Change in Foreign Exchange Rates	—	—	6.2	7.7	—	—

Fair Value of Plan Assets at End of Year	$478.1	$423.8	$94.2	$73.9	$11.8	$11.8

Underfunded Status	$(249.2)	$(175.8)	$(50.6)	$(36.3)	$(176.5)	$(180.2)
Unrecognized Net Actuarial Loss	318.2	268.3	58.8	39.2	12.9	11.5
Unrecognized Prior Service Cost	(14.2)	(17.2)	—	—	(24.1)	(28.5)
Unrecognized Net Transition (Asset) Obligation	—	—	(0.5)	0.1	—	—

Net Amount Recognized	$54.8	$75.3	$7.7	$3.0	$(187.7)	$(197.2)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $857.9 million, $744.9 million, and $558.6 million, respectively, as of December 31, 2004, and $698.2 million, $603.7 million, and $486.5 million, respectively, as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Amounts recognized in the consolidated statements of financial condition for the Company’s pension plans consist of the following:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2004	2003	2004	2003
	(in millions of dollars)
Prepaid Benefit Cost	$—	$—	$2.5	$3.0
Accrued Benefit Liability	(152.2)	(95.2)	(33.9)	(21.3)
Minimum Pension Liability Adjustment in Accumulated Other Comprehensive Income (Loss), Before Tax	207.0	170.5	39.1	21.3

Net Amount Recognized	$54.8	$75.3	$7.7	$3.0

The weighted average assumptions used in the measurement of the Company’s benefit obligations as of December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Discount Rate	6.05%	6.25%	5.25%	5.61%	5.70%	6.10%
Rate of Compensation Increase	4.60%	4.60%	4.86%	4.77%	—	—

The weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Discount Rate	6.25%	6.75%	5.61%	5.84%	6.10%	6.75%
Expected Return on Plan Assets	8.50%	8.50%	6.58%	6.57%	6.00%	6.00%
Rate of Compensation Increase	4.60%	4.60%	4.77%	4.36%	—	—

The Company currently sets the discount rate assumption annually for each of its retirement related benefit plans at the measurement date to reflect the yield of a portfolio of high quality long-term fixed income securities matched against the timing and amounts of projected future benefits.

For measurement purposes at December 31, 2004, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2005 was 8.75 percent for benefits payable to retirees prior to Medicare eligibility and 11.0 percent for benefits payable to Medicare eligible retirees. The rate range was assumed to change gradually to a rate of 5.0 percent for 2008 and remain at that level thereafter. For measurement purposes at December 31, 2003, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2004 was 10.0 percent for benefits payable to retirees prior to Medicare eligibility and 12.0 percent for benefits payable to Medicare eligible retirees. The rate range was assumed to change gradually to a rate of 5.0 percent for 2008 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2004 would have increased (decreased) the service cost and interest cost by $0.7 million and $(1.0) million, respectively, and the postretirement benefit obligation by $14.9 million and $(13.7) million, respectively.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. A portion of the current retirees and all future retirees are subject to the cap.

The following table provides the components of the net periodic benefit cost (credit) for the plans described above for the years ended December 31.

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions of dollars)
Service Cost	$29.4	$21.9	$13.4	$8.6	$6.9	$4.8	$4.1	$4.3	$5.9
Interest Cost	37.1	33.9	26.8	6.5	4.8	3.5	10.9	14.3	14.0
Expected Return on Plan Assets	(36.1)	(29.5)	(41.2)	(5.2)	(3.6)	(3.7)	(0.7)	(0.7)	(0.6)
Net Amortization and Deferral	13.2	15.5	(1.6)	2.1	1.9	0.7	(3.7)	(1.5)	(2.1)
Curtailment	—	—	—	0.7	—	—	(9.4)	—	—

Total	$43.6	$41.8	$(2.6)	$12.7	$10.0	$5.3	$1.2	$16.4	$17.2

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

Year	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	Postretirement Benefits	Medicare Part-D Subsidy
	(in millions of dollars)
2005	$8.8	$17.1	$13.5	$—
2006	9.7	2.9	13.3	(0.6)
2007	10.9	3.0	13.9	(0.6)
2008	12.5	3.3	14.5	(0.6)
2009	14.4	3.6	14.8	(0.6)
2010 - 2014	117.9	22.1	80.9	(2.5)

The Company’s funded pension plans’ weighted average asset allocations, by asset category, are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2004	2003	2004	2003
Equity Securities	70%	75%	62%	61%
Fixed Income Securities	30	25	37	37
Other	—	—	1	2

Total	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

To determine the net periodic pension cost for the year 2004, the expected long-term rate of return assumption used for the U.S. pension plan was 8.5 percent. In December 2003, the Company revised the investment policy which resulted in a target asset allocation of 70 percent equities and 30 percent fixed income securities. The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The determination of the best estimate is based on a “building block” approach. This methodology examines the various elements of the expected return for each asset class, such as inflation, dividends, real return, and risk premium. The expected return for each asset class is calculated as the sum of the individual components. The total expected return for the portfolio equals the weighted average of the return for each asset class, based on the plan’s asset allocations. This long-term rate of return assumption is based on an average expected return of approximately 5.4 percent annually for fixed income investments and 10.0 percent annually for equities. The Company’s expectations for these future investment returns are based on a combination of historical market performance and the Company’s evaluations of investment forecasts prepared by external consultants and economists. The investment portfolio contains a diversified blend of large cap, mid cap, small cap, and convertible equity securities, as well as both investment-grade and below-investment-grade fixed income securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The plan prohibits the use of derivative instruments.

Equity securities in the U.S. pension plan include the Company’s common stock in the amounts of $8.1 million and $7.1 million at December 31, 2004 and 2003, respectively. The amount of dividends paid during 2004 and 2003 was immaterial.

The Company’s funding policy for its U.S. qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, and generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The Company did not have any regulatory contribution requirements for 2004; however, in 2004, the Company elected to make a voluntary contribution of $20.0 million to its U.S. qualified defined benefit pension plan. The Company expects to make a voluntary contribution of approximately $23.0 million to its U.S. qualified defined benefit pension plan in 2005. The funding policy for the U.S. non-qualified defined benefit pension plan and postretirement plan is to contribute the amount of the benefit payments made during the year.

The Company’s U.K. operation maintains a separate defined benefit plan (Scheme) for its employees. The Scheme assets are invested in pooled funds, with a 62 percent global equity securities allocation. The remainder of the assets is predominantly invested in fixed interest bonds and index linked bonds. The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the Scheme assets until current benefits are paid. The Company contributes to the Scheme in accordance with a schedule of contributions which requires the Company to contribute to the Scheme at the rate of at least 18.2 percent of eligible salaries, sufficient to meet the minimum funding requirement under U.K. legislation. The Company contribution rate of 20.25 percent of eligible salaries is currently being reviewed. Based on the current contribution rate, the Company anticipates it will make a contribution into the Scheme of approximately $11.9 million in 2005.

The Company previously maintained a separate defined benefit plan for the employees of its Canadian branch. As a result of the sale of the Canadian branch, the Company terminated the Canadian defined benefit pension plan during 2004 and recorded a curtailment loss of $0.7 million.

The Company also maintains a reserve for life insurance benefits payable to certain former retirees covered under the postretirement welfare plan. The expected return assumption for this reserve was 6.0 percent, which was based on full investment in fixed income securities with an average book yield of 6.72 percent and 7.25 percent for 2004 and 2003, respectively.

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

Based on a preliminary analysis of the Medicare Act, it appears that the Company’s retiree medical plans provided to certain current retirees qualify for a government subsidy under the Medicare Act without change to the plans. The Company has included the estimated impact of the subsidy in measuring the accumulated benefit obligation at June 30, 2004, resulting in a reduction of $6.5 million in the accumulated benefit obligation related to benefits attributed to past service. The effect of the subsidy reduced net periodic benefit cost approximately $0.4 million per year, beginning in the third quarter of 2004, due to a reduction in interest cost on the accumulated postretirement benefit obligation.

In June 2004, the Company amended its postretirement medical plan to coordinate with the Medicare Act so that Medicare is the primary payer of prescription drug benefits for current non-grandfathered retirees (those who do not qualify for the government subsidy) and active employees who meet certain age and service requirements. This plan change resulted in a reduction of $5.4 million in the accumulated benefit obligation. The effect of the subsidy reduced net periodic benefit cost approximately $0.8 million per year, beginning in the third quarter of 2004.

In June 2004, the Company also amended its postretirement medical plan to eliminate the premium subsidy for employees who had not reached a minimum age of 45 with minimum years of service on December 31, 2003. As a result of this amendment, the Company recorded a curtailment gain of $9.4 million before tax in the second quarter of 2004. The corresponding reduction to the accumulated benefit obligation was $3.4 million. Excluding the curtailment gain, the effect of the subsidy reduced net periodic benefit cost by approximately $1.2 million per year, beginning in the third quarter of 2004.

The effect of the Medicare Act and the plan changes described herein are considered a significant event, requiring liabilities for the postretirement benefit plan to be remeasured as of June 30, 2004. The weighted average assumption for the discount rate used in the measurement of the Company’s benefit obligations for the postretirement benefit plan changed from 6.10 percent as of December 31, 2003 to 6.40 percent as of June 30, 2004.

Note 11 - Stockholders’ Equity and Earnings Per Share

Common Stock

In May 2003, the Company issued 52,877,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $547.7 million in proceeds after deducting underwriting discounts.

Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 11 - Stockholders’ Equity and Earnings Per Share - Continued

Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(253.0)	$(386.4)	$401.2

Denominator (000s)
Weighted Average Common Shares – Basic	295,224.3	276,132.2	242,032.9
Dilution for Assumed Exercise of Stock Options and Other Dilutive Securities	—	—	1,037.2

Weighted Average Common Shares – Assuming Dilution	295,224.3	276,132.2	243,070.1

Net Income (Loss) Per Common Share
Basic	$(0.86)	$(1.40)	$1.66
Assuming Dilution	$(0.86)	$(1.40)	$1.65

The Company accounts for the effect on the number of weighted average common shares, assuming dilution, using the treasury stock method. As such, the purchase contract element of the Company’s adjustable conversion-rate equity security units (units), as described in Note 9, and the Company’s outstanding stock options, as described in Note 12, will have a dilutive effect only when the average market price of the Company’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the Company’s units issued in 2004 and 2003 have a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The Company’s outstanding stock options and other dilutive securities have exercise prices ranging from $9.48 to $58.56.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the years ended December 31, 2004 and 2003, approximately 5.6 million and 2.0 million issuable shares, respectively, related to the purchase contract elements of the units issued in 2003 and approximately 1.4 million and 1.2 million issuable common shares, respectively, for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 14.4 million, 16.4 million, and 15.3 million shares of common stock for the years ended December 31, 2004, 2003, and 2002, respectively, were outstanding but were not included in the computation of earnings per share, assuming dilution, because the exercise prices of the options were greater than the average market price of the Company’s common stock. The purchase contract elements of the units issued in 2004 were also excluded from the computation for the year ended December 31, 2004 because the threshold appreciation price was greater than the average market price of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans

Annual Incentive Compensation

The Company has several annual incentive plans for certain employees and executive officers that are designed to encourage achievement of specific goals. Compensation cost recognized in the consolidated statements of operations for annual incentive plans is $31.4 million, $29.9 million, and $27.5 million for 2004, 2003, and 2002, respectively.

Stock Plans

Under the broad-based stock plan of 2002, the Company had available up to 2,390,000 shares of common stock for stock option awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors, of which 2,007,375 shares were granted. The stock options have a maximum term of ten years after the date of grant and generally vest after three years. The plan of 2002 was terminated in February 2004 for purposes of any further grants.

Under the broad-based stock plan of 2001, the Company has available up to 2,000,000 shares of common stock for stock option awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors. The stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2004, 296,900 shares were available for future grants.

Under the stock plan of 1999, the Company has available up to 17,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. The number of shares available to be issued as restricted stock or unrestricted stock awards under the stock plan of 1999 is limited to 3,500,000 shares. The Company granted 78,594 shares, 1,347,874 shares, and 2,500 shares of restricted stock during 2004, 2003, and 2002, respectively, to certain employees and directors with a weighted average grant date value of $15.14, $10.64, and $28.90, respectively, per common share. Compensation cost recognized in the consolidated statements of operations for restricted stock awards is $4.9 million, $4.3 million, and $0.7 million for 2004, 2003, and 2002, respectively. These amounts are not included in the pro forma adjustments presented in Note 1. At December 31, 2004, 8,365,527 shares were available for future grants under the stock plan of 1999.

For the stock plan of 1999, the broad-based stock plan of 2001, and the broad-based stock plan of 2002, the exercise price for stock options issued shall not be less than the fair market value of the Company’s stock as of the grant date.

Summaries of the Company’s stock options issued under the various plans are as follows:

	2004		2003		2002
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Outstanding at January 1	18,246	$30.80	19,232	$31.11	18,196	$30.87
Granted	—	—	722	17.07	3,480	28.81
Exercised	(218)	13.72	(88)	13.90	(1,003)	17.29
Forfeited or Expired	(2,392)	34.58	(1,620)	29.28	(1,441)	32.14

Outstanding at December 31	15,636	30.46	18,246	30.80	19,232	31.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans - Continued

	December 31, 2004
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (000s)	Weighted Average Remaining Years in Contractual Life	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
$ 9 to 19	2,815	4.7	$14.77	2,502	$14.65
20 to 29	7,467	4.9	27.36	6,606	27.32
30 to 39	2,633	2.0	34.00	2,633	34.00
40 to 49	842	3.8	45.54	842	45.54
50 to 59	1,879	4.0	54.52	1,879	54.52

Total	15,636	4.2	30.46	14,462	30.94

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company’s employees are eligible to participate in an ESPP. Under the plan, up to 3,460,000 shares of the Company’s common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 205,172, 318,499, and 191,383 shares to employees with a weighted average exercise price of $12.88, $9.73, and $18.67 during the years 2004, 2003, and 2002, respectively.

Compensation Cost under the Fair Value Approach

For the pro forma information presented in Note 1, the fair values of the stock options and the shares purchased under the ESPP were estimated at the date of grant using a Black-Scholes options-pricing model with the following assumptions:

	Year Ended December 31
	2004	2003	2002
Volatility	13.5%	25.3%	24.8%
Risk-free Rate of Return	1.2%	2.8%	4.5%
Dividend Payout Rate Per Share	$0.30	$0.33	$0.59
Time of Exercise
Stock Option Plan	—	6.0 years	6.0 years
ESPP	3 months	3 months	3 months
Weighted Average Fair Value of Awards Granted During the Year
Stock Option Plan	$—	$2.76	$7.56
ESPP	$2.65	$2.17	$4.13

Note 13 - Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The reinsurance receivable at December 31, 2004 relates to approximately 383 reinsurance relationships. Ten major relationships account for approximately 91 percent of the reinsurance receivable at December 31, 2004, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Reinsurance - Continued

fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance receivable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein the Company retains the assets in its general account. Less than one percent of the reinsurance receivable is held by companies either rated below A- by A.M. Best Company or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of operations net of reinsurance ceded.

Reinsurance data is as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Direct Premium Income	$8,168.5	$7,830.7	$7,401.5
Reinsurance Assumed	396.9	445.7	511.3
Reinsurance Ceded	(725.8)	(660.7)	(761.7)

Net Premium Income	$7,839.6	$7,615.7	$7,151.1

Ceded Benefits and Change in Reserves for Future Benefits	$1,149.7	$1,127.7	$1,219.0

During 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit, which equals approximately $8.0 billion in existing statutory reserves. The maximum risk limit for the reinsurer is approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and will be amortized into earnings over the expected claim payment period covered under the Company’s retention limit.

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

Centre Life Reinsurance Limited

In 1996, the Company executed a definitive reinsurance agreement with Centre Life Reinsurance Limited (Centre Re), a Bermuda-based reinsurance specialist, for reinsurance coverage of the existing United States noncancelable individual income protection active life reserves of one of the Company’s insurance subsidiaries, Unum Life Insurance Company of America. This agreement reinsures all claims incurred on or after January 1, 1996. The Company has the right, but no obligation, to recapture the business without penalty. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. The Company retains the risk for all experience up to Centre Re’s defined risk layer, or attachment point. The attachment point varies with changes in premiums, allowances, claims, investment income, and changes in the market value of the assets, due primarily to interest rate changes or defaults. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Reinsurance - Continued

experience above Centre Re’s defined risk limit reverts back to the Company. As of December 31, 2004, the attachment point had not been reached.

The following discloses the various layers in the agreement at December 31, 2004 (in millions of dollars):

Net GAAP Reserves	$1,414.8
Experience Layer	181.1

Attachment Point	1,595.9
Centre Re’s Defined Risk Layer	10.5

Defined Risk Limit	$1,606.4

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

Included in miscellaneous assets in the consolidated statements of financial condition at December 31, 2004, is a deposit asset for this reinsurance arrangement, which equals the net GAAP reserves less the book value of the assets in the trust. Under the provisions of DIG Issue B36, any net unrealized gain is attributed to the value of the embedded derivative and is reported as such in fixed maturity securities. Any net unrealized loss will be attributed to the marketable securities held in the trust and reported as an adjustment to the deposit asset, with the related effects on claim reserves reflected in the reinsurance receivable for claim reserves.

Note 14 - Segment Information

In conjunction with the restructuring of the individual income protection – closed block business, as discussed in Note 13, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which still actively market new products. In the past, this business had been reported in the Income Protection segment. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Also as part of the restructuring, the Company increased its claim reserves for the closed block of individual income protection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

business $110.6 million before tax. The impairment charges and reserve strengthening, which total $967.0 million before tax, are reported in the Individual Income Protection – Closed Block segment. The after-tax charge of $701.0 million is included in the net loss reported for the year ended December 31, 2004. See Note 7 for further discussion regarding the claim reserve strengthening.

Due to the aforementioned restructuring, effective January 1, 2004, the Company’s reporting segments include the following six business segments: Income Protection, Life and Accident, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The segments remain unchanged from the prior year reporting other than the separation of the Individual Income Protection – Closed Block from the Income Protection segment.

The Income Protection segment includes insurance for loss of income due to either sickness or injury or the loss of two or more “activities of daily living”, disability management services, and customized disability programs. Included within this segment are group long-term and short-term income protection insurance, individual income protection – recently issued insurance, and group and individual long-term care insurance, as well as various disability management services and programs. The products are marketed primarily to employers and multi-life employee groups by the Company’s sales force, working in conjunction with independent brokers and consultants. The Life and Accident segment includes insurance for life, accidental death and dismemberment, cancer, and critical illness marketed primarily to employers and multi-life employee groups by the Company’s sales force through independent brokers and consultants. The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by the Company’s subsidiary Colonial Life & Accident Insurance Company and marketed primarily to employees at the workplace through an agency field sales force and brokers. The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. The Other segment includes products that the Company no longer actively markets, with the exception of certain individual income protection products. The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, results of discontinued operations, and cumulative effect of accounting principle change. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax and cumulative effect of accounting principle change as presented in the Company’s consolidated statements of operations prepared in accordance with GAAP reported herein due to the exclusion of before-tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments.

Selected data by segment is presented as follows. Segment information as of December 31, 2003 and for the years ended December 31, 2003 and 2002 has been reclassified to conform to current year reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$2,530.4	$2,402.9	$2,198.7
Group Short-term Income Protection	616.1	630.9	601.6
Individual Income Protection - Recently Issued	526.3	498.6	434.6
Long-term Care	444.5	404.6	335.8

	4,117.3	3,937.0	3,570.7

Life and Accident
Group Life	1,558.9	1,524.6	1,434.4
Accidental Death & Dismemberment	182.4	198.6	199.8
Brokerage Voluntary Life and Other	222.1	199.2	165.6

	1,963.4	1,922.4	1,799.8

Colonial
Income Protection	486.2	464.9	437.8
Life	106.9	96.7	80.4
Other	147.9	131.9	118.5

	741.0	693.5	636.7

Individual Income Protection - Closed Block	986.6	1,028.5	1,106.3

Other	31.3	34.3	37.6

	7,839.6	7,615.7	7,151.1

Net Investment Income and Other Income
Income Protection	1,157.7	1,126.0	998.9
Life and Accident	217.7	208.0	207.0
Colonial	96.8	92.5	83.3
Individual Income Protection - Closed Block	899.4	920.1	900.2
Other	158.5	171.5	193.7
Corporate	66.0	31.6	34.0

	2,596.1	2,549.7	2,417.1

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	5,275.0	5,063.0	4,569.6
Life and Accident	2,181.1	2,130.4	2,006.8
Colonial	837.8	786.0	720.0
Individual Income Protection - Closed Block	1,886.0	1,948.6	2,006.5
Other	189.8	205.8	231.3
Corporate	66.0	31.6	34.0

	10,435.7	10,165.4	9,568.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Benefits and Expenses
Income Protection	$5,023.6	$5,629.8	$4,030.4
Life and Accident	1,929.5	1,865.6	1,754.6
Colonial	682.2	639.3	582.5
Individual Income Protection - Closed Block	2,708.8	1,886.1	1,923.5
Other	160.6	180.9	185.9
Corporate	219.7	225.1	189.0

	10,724.4	10,426.8	8,665.9

Operating Income (Loss)
Income Protection	251.4	(566.8)	539.2
Life and Accident	251.6	264.8	252.2
Colonial	155.6	146.7	137.5
Individual Income Protection - Closed Block	(822.8)	62.5	83.0
Other	29.2	24.9	45.4
Corporate	(153.7)	(193.5)	(155.0)

	$(288.7)	$(261.4)	$902.3

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the consolidated statements of operations follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Operating Revenue by Segment	$10,435.7	$10,165.4	$9,568.2
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)

Revenue	$10,464.9	$9,991.6	$9,259.1

Operating Income (Loss) by Segment	$(288.7)	$(261.4)	$902.3
Net Realized Investment Gain (Loss)	29.2	(173.8)	(309.1)
Income Tax (Benefit)	(67.3)	(170.6)	196.3
Income (Loss) from Discontinued Operations, Net of Tax	(60.8)	(161.7)	11.4
Cumulative Effect of Accounting Principle Change, Net of Tax	—	39.9	(7.1)

Net Income (Loss)	$(253.0)	$(386.4)	$401.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

Included in benefits and expenses is the amortization of deferred policy acquisition costs and value of business acquired as well as the 2004 impairment charges, which total $856.4 million, related to the restructuring of the individual income protection – closed block business. The expense for these items by segment is as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)
Income Protection	$208.4	$194.9	$170.5
Life and Accident	111.7	109.8	87.0
Colonial	132.4	117.4	109.2
Individual Income Protection - Closed Block	856.4	74.0	71.1
Other	—	—	0.1

Total	$1,308.9	$496.1	$437.9

Assets by segment are as follows:

	December 31
	2004	2003
	(in millions of dollars)
Income Protection	$18,677.7	$16,625.9
Life and Accident	4,333.3	4,031.6
Colonial	2,111.2	2,023.0
Individual Income Protection - Closed Block	15,991.4	16,404.9
Other	8,901.7	9,270.9
Corporate	817.0	(70.6)
Discontinued Operations	—	1,432.6

Total	$50,832.3	$49,718.3

The Company’s goodwill is reported in the Income Protection Segment, which is the segment expected to benefit from the originating business combinations. Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with the Company’s target capital levels for regulatory and rating agency purposes. The internal formula may result in a “negative” equity and “negative” asset amount remaining in the Corporate segment. This formula is modified periodically to recognize changes in the views of capital requirements.

Note 15 - Commitments and Contingent Liabilities

Commitments

The Company has an agreement with an outside party wherein the Company is provided computer data processing services and related functions. The contract expires in 2013, but the Company may cancel this agreement effective January 2006 or later upon payment of applicable cancellation charges. The aggregate noncancelable contractual obligation remaining under this agreement was $61.8 million at December 31, 2004, with no annual payment expected to exceed $52.1 million.

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

One purported to represent independent brokers who sold certain individual disability income policies with benefit riders that were issued by subsidiaries of Paul Revere and who claimed that their compensation had been reduced in breach of their broker contract and in violation of the Massachusetts Consumer Protection Act (the Massachusetts Act). A class was certified in February 2000. In April 2001, the jury returned a complete defense verdict on the breach of contract claim. Notwithstanding the jury verdict, the judge was obligated to rule separately on the claim that UnumProvident and its affiliates violated the Massachusetts Act. In September 2002, the judge ruled that Paul Revere violated the Massachusetts Act and awarded double damages plus attorneys’ fees. Complicating the matter was the unexpected death of the trial judge. In March 2003, a new judge was assigned to the case so the parties could proceed to conclude matters before the trial court. Subsequently, in November of 2004, the parties executed a Memorandum of Understanding agreeing in principle to settle all issues in the case. The settlement of $4.99 million dollars which includes all damages, fees, expenses and interest was approved by the court on January 12, 2005 after a fairness hearing on January 7, 2005. The settlement has been completed, and the action dismissed with prejudice.

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer more than twenty class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring these cases, described below, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s ratings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

On February 25, 2003, the case of Davis, et al. v. UnumProvident Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs are seeking representative status as a class of disability participants insured under ERISA plans. The complaint alleges that these claimants had their claims improperly denied or terminated and that the Company breached certain fiduciary duties owed to these participants in ERISA plans. The complaint also alleges violations under the federal Racketeer Influenced Corrupt Organizations Act (RICO). The complaint seeks reversal of claim denials or contract rescissions and re-determination by an independent person of claims of the named plaintiffs and others similarly situated, appointment of a master to oversee certain claim handling matters, and treble damages under RICO. The Company denies the allegations in the complaint and will vigorously defend the litigation and any attempt to certify the putative class. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

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

The parties have engaged in certain limited discovery in connection with ongoing court-ordered mediation, as well as certain discovery on the merits of the claims asserted in the actions.

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

On February 26, 2004, the defendants filed a motion to dismiss contending that the complaint failed to state a valid claim under ERISA. On January 13, 2005, the court denied that motion. The defendants filed an answer to the complaint denying all material allegations on February 28, 2005.

The parties have engaged in certain limited document discovery in this action on issues unique to this action that are not raised in the other action.

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation.

Claim Litigation

The Company and its insurance company subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For its general claim litigation, the Company and its insurance company subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. The Company is unable to estimate a range of reasonably possible punitive losses.

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

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ceimo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld, and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company has appealed the case to the Ninth Circuit Court of Appeals. The plaintiff Joanne Ceimo filed a notice of cross-appeal on October 7, 2003 seeking to reinstate the full amount of punitive damages awarded by the jury. The Company is awaiting notice of oral argument.

On December 11, 2003, the case of Jewel, et al. v. UnumProvident Corporation, et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received service of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claims for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. On April 20, 2004, the defendants answered the complaint by denying generally the allegations and asserting various defenses. On July 15, 2004, plaintiffs filed a motion seeking to certify a plaintiff class. On February 18, 2005, the Court denied that motion. The Company denies the allegations in the complaint and will vigorously defend the litigation.

On July 17, 2003, a qui tam action, The State of California ex rel. Linda Nee and John Metz v. UnumProvident Corporation, et al., was filed under seal in the Superior Court of the State of California, County of Los Angeles. On April 16, 2004, UnumProvident was notified that the Insurance Commissioner decided not to bring an action which permitted the case to go forward with private plaintiffs. The complaint alleges unlawful sales, marketing, and claims handling practices, including delaying or limiting payment for, denying, or terminating claims by California claimants and/or claims that are handled by UnumProvident’s Glendale or other claims centers. The complaint seeks civil penalties and assessments, attorneys’ fees and costs, interest, and such other relief as the court deems proper for violation of California Insurance Code §1871.7(b). In addition, the complaint seeks injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation. On August 5, 2004, the Company filed several motions challenging the sufficiency of the complaint. The court has postponed the hearing of the various motions on several occasions. There is currently no date set for further hearing.

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

On December 20, 2004, Jeffrey A. Weiller v. New York Life Insurance Company, UnumProvident Corporation, and The Paul Revere Life Insurance Company, was filed in the Supreme Court of the State of New York. This complaint is brought by the plaintiff on behalf of himself and a purported class alleging that UnumProvident schemed to improperly deny or terminate legitimate claims filed under policies issued by several non-UnumProvident insurers on behalf of whom UnumProvident administers claims. On February 18, 2005, the defendants filed a motion to dismiss this action. That motion remains pending. The Company denies the allegations and will vigorously defend against the allegations raised in the complaint.

Examinations and Investigations

Broker Compensation, Quoting Process, and Related Matters

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas for additional information, including information regarding its quoting process and the placement of reinsurance coverages. Shortly after the NYAG filed a lawsuit in October 2004 against a major insurance broker raising a number of issues relating to broker compensation practices and bid-rigging in the insurance industry, the Company announced its support for complete and timely disclosure of compensation paid to the broker of a customer. The Company has been reviewing its compensation policies and quoting practices both for compliance with applicable legal requirements and in response to various issues raised. The Company has also provided information to the NYAG relating to insurance policies sold to businesses in which Universal Life Resources, Inc. (ULR), acted as a consultant or broker for its client employers. On November 12, 2004, the NYAG filed a lawsuit against ULR alleging that its client employers were not aware of compensation arrangements ULR had with insurers or that the arrangements influenced ULR to steer business to certain insurers. Several insurers were cited in the complaint, including the Company, but not named as defendants. See “Other Litigation” below for other lawsuits involving ULR and its principal, Douglas Cox.

The Company has also provided information to the NYAG regarding compensation arrangements that exist in the business of its subsidiary, GENEX Services Inc. (GENEX), which provides services for those administering workers’ compensation claims. These services are generally paid for by the employer and arranged for and administered by a third party administrator (TPA). Questions have been raised about the practices used by TPA’s in setting the terms of the services paid by the employers. The Company has been cooperating with the NYAG’s requests for information in both areas of its investigation.

On October 26, 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut. This subpoena also requested information regarding the quoting process and information regarding compensation agreements with brokers. The Company is producing information and will fully cooperate with this investigation.

On October 25, 2004, the Company received a letter from the Massachusetts Division of Insurance announcing its intention to conduct a limited scope market conduct examination to determine whether the allegations raised in the NYAG’s complaint against Marsh & McLennan are prevalent in the Commonwealth of Massachusetts. The Company has produced information requested and will fully cooperate with the Division’s conduct of this examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

On November 3 and November 4, 2004, the five principal insurance subsidiaries of UnumProvident doing business in North Carolina received Demands for Information from the North Carolina Department of Insurance. The Demands related to the issue of “bid rigging” in the state of North Carolina as it pertains to any resident of North Carolina or any business transacted in the state of North Carolina. Each of the subsidiaries responded on December 7, 2004.

On November 12, 2004, the South Carolina Department of Insurance issued a formal Letter of Inquiry to Colonial Life & Accident Insurance Company (Colonial) seeking information relating to a range of inappropriate solicitation activities, including bid-rigging and steering business, and information on producer compensation. Colonial produced information in response to the request and intends to fully cooperate with the Department’s inquiry.

On November 19, 2004, the Maine Bureau of Insurance delivered a formal Letter of Inquiry to Unum Life Insurance Company of America. The inquiry contains a series of questions related to compensation arrangements with producers and quoting practices in the market place. There is also an accompanying request for documents related to compensation arrangements. The Company intends to fully cooperate with the Maine Bureau on this inquiry.

On November 30, 2004, the Massachusetts Attorney General issued a Civil Investigative Demand to Unum Life Insurance Company of America relative to the sale of group life insurance to employees of the Commonwealth of Massachusetts. The inquiry relates to bonus payments made to an insurance broker who was hired by the Commonwealth to oversee the bidding process related to this coverage. These bonus payments were later recouped by the Company in cooperation with the Group Insurance Commission of Massachusetts. The Company intends to fully cooperate with the Attorney General’s inquiry into the same matter.

On December 8, 2004, the Massachusetts Attorney General issued a Civil Investigative Demand to UnumProvident Corporation regarding broker compensation and quoting practices in the state of Massachusetts. The Demand also makes specific inquiry into quotes provided to ULR on risks located in Massachusetts. The Company intends to fully cooperate with the Attorney General with regard to this Demand.

On February 18, 2005, the Massachusetts Attorney General issued a Civil Investigative Demand to Colonial Life & Accident Insurance Company regarding a request for information on insurance sold to various municipalities in the state of Massachusetts and information related to any compensation paid by the Company to agents or brokers who procured that insurance. The Company intends to fully cooperate with the Attorney General with regard to this Demand.

The Company has had discussions with the U.S. Department of Labor (DOL) regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including ULR, which is a defendant referred to below under “Other Litigation.” The Company is cooperating with the DOL’s investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Because of the number of market conduct examinations initiated during 2002 and 2003, the insurance commissioners of Maine, Massachusetts, and Tennessee, the states of domicile of the Company’s principal insurance subsidiaries, initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries and whether they reflected unfair claim settlement practices. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004 when the required number of participating states consented to the agreements. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes and enhancements to the Company’s disability claims handling operations and were designed to assure that each claim decision is made in a consistently high quality manner. In addition to enhancements to the Company’s claims handling procedures, the primary components of the settlement agreements include a reassessment of certain previously denied or closed claims, additional corporate and board governance and payment of a fine in the amount of $15.0 million to be allocated among the states and jurisdictions that joined the agreements. Forty-eight states and the District of Columbia consented to the settlement agreements.

In addition, the DOL, which had been conducting an inquiry relating to certain ERISA plans, has joined the settlement agreements. The NYAG, which had engaged in its own investigation of the Company’s claim handling practices, notified the Company that it is in support of the settlement and has closed its investigation on this issue.

In the fourth quarter of 2004, the Company recorded a charge related to the settlement of the multistate market conduct examination of $127.0 million, before tax, or $87.8 million, after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine.

While the multistate examination was in progress, several states continued their own market conduct examinations and investigations, which include claim related as well as certain other state specific issues. Although, Minnesota is participating in the multistate settlement agreements, the Company recently settled three prior market conduct examinations dating back to 1995 and paid a fine of $250,000. California conducted an examination and investigation relating to claims handling and other issues. California chose not to join the multistate settlement agreements, and discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues. Arizona and New Mexico consented to join the multistate settlement agreements. The Company understands that Arizona is in the process of concluding its exam that will focus on non- claim related matters, and New Mexico may, or may not, continue to pursue its own examination which was begun prior to the multistate examination.

In addition to the terms and conditions of the multistate regulatory settlement agreements, these regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in practices for quoting business, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other actions by the regulatory agencies. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Other Litigation

On October 20, 2004, a purported class action complaint for violations of RICO, Ronald Scott Shirley v. Universal Life Resources, et al., was filed in the United States District Court for the Southern District of California. The allegations are made against ULR and several major insurers, including UnumProvident, claiming there was a conspiracy to fraudulently market, sell and administer insurance products to employee benefit plans by extracting undisclosed compensation and fees from the employers sponsoring the plans and from the participants of those plans. In November 2004, the plaintiff in the action indicated his intention to file an Amended Complaint in the action. On January 10, 2005, an amended complaint was filed and the amendment included the insertion of a new plaintiff, Cynthia Brandes. The case is now entitled, Cynthia Brandes individually and on behalf of all those similarly situated v. Universal Life Resources, et al. At a hearing on March 2, 2005, counsel for plaintiff indicated that they will file a Second Amended Complaint. Thereafter, defendants intend to file a motion to dismiss. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On November 17, 2004, an action purporting to seek injunctive relief pursuant to the California Insurance Code, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al., was filed in the Superior Court of the State of California for the County of San Diego. Allegations are made against ULR and several major insurers, including UnumProvident, claiming that the broker was paid undisclosed or inadequately disclosed fees, commissions, and other compensation as kickbacks by the insurer defendants in return for the broker steering its clients to purchase insurance policies and other services from the insurer defendants. In addition to injunctive relief, the complaint purports to seek the imposition of a trust to recover any funds acquired by any practice the Court may find to have been in violation of the Insurance Code or the regulations promulgated thereunder. The case was removed to the United States District Court for the Southern District of California on January 3, 2005. On January 24, 2005, the plaintiff filed a motion to remand the case to state court. The issue of removal has been taken under advisement. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On or about January 10, 2005, an amended complaint was filed in the case of United Policyholders, on behalf of the general public, v. Universal Life Resources, et al., in the Superior Court of the State of California, County of San Diego. UnumProvident Corporation was named as a defendant in this amended complaint. The complaint alleges violations of California Business and Professions Code section 17200 in connection with ULR defendants’ insurance brokering services and the insurance defendants’ sale of insurance to ULR customers and their employees. The complaint seeks injunctive relief and equitable relief in the form of restitution. The Company believes that this matter is particularly susceptible to dismissal because of the passage of proposition 64 in the state of California on November 2, 2004. That law required that the plaintiff in a section 17200 action be able to establish direct injury caused by the defendant. In this matter, United Policyholders has never had any business relationship with any UnumProvident subsidiary. Since UnumProvident was named as a defendant after the passage of Proposition 64, it is expected that this matter will be dismissed. In any event, the Company denies the allegations in the complaint and will vigorously defend the case.

On January 14, 2005, Shell Vacations LLC on behalf of itself and all others similarly situated v. Marsh & McLennan Companies, Inc. et al., was filed in the United States District Court for the Northern District of Illinois. The complaint is a putative class action and alleges violations of the Sherman Act, RICO, federal and state common law, state antitrust laws, and unfair and or deceptive trade practices laws. The allegations are brought against numerous broker organizations and insurers and assert claims based on bid rigging, price fixing, and undisclosed and improper compensation practices. The complaint seeks restitution, disgorgement of profits, establishment of a constructive trust, damages including punitive damages, and trebling of damages and injunctive relief. The Company denies the allegations of the complaint and will vigorously defend the case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

On January 21, 2005, Redwood Oil Company on behalf of itself and all others similarly situated v. Marsh & McLennan Companies Inc., et al., was filed in the United States District Court of the Northern District of Illinois. The complaint is a putative class action and alleges violations of the Sherman Act, RICO, federal and state common law, state antitrust laws, and unfair and or deceptive trade practices laws. The allegations are brought against numerous broker organizations and insurers and assert claims based on bid rigging, price fixing, and undisclosed and improper compensation practices. The complaint seeks restitution, disgorgement of profits, establishment of a constructive trust, and damages as provided by federal and state antitrust laws and by RICO. The Company denies the allegations of the complaint and will vigorously defend the case.

On February 4, 2005, David Boros on behalf of himself and all others similarly situated v. Marsh and McLennan Companies, Inc., et al., was filed in the United States District Court of the Northern District of California. The complaint is a putative class action and alleges violations of the Sherman Act, RICO, federal and state common law, state antitrust laws, and unfair or deceptive trade practices laws. The allegations are brought against numerous broker organizations and insurers and assert claims based on bid-rigging, price fixing, and undisclosed and improper compensation practices. The complaint seeks restitution, disgorgement of profits, establishment of a constructive trust, injunctive relief, punitive damages, and damages as provided by federal and state antitrust laws and by RICO. The Company denies the allegations of the complaint and will vigorously defend the case.

On February 17, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring several actions related to broker compensation issues that are pending in various district courts to the United States District Court for the District of New Jersey for consolidated or coordinated pre-trial proceedings. In a footnote, the Order identified the Shell Vacations, Redwood Oil, and Boros actions as potential tag along cases, and it appears likely that those actions will be transferred to the District of New Jersey as well. The Company expects to be served with other complaints making similar allegations to those asserted in Shell Vacations, Redwood Oil, and Boros. The Company believes these cases will likely be managed as part of the multidistrict litigation proceedings, or, if filed in state court and not removed, coordinated with the multidistrict litigation proceedings.

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging false statements and claims were made or caused to be made by UnumProvident and GENEX to the United States of America in violation of the False Claims Act. The action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government has turned down the option to prosecute the case and as a result the seal was lifted and the case became a matter of public record on December 23, 2004. This litigation relates to the assistance provided to UnumProvident Corporation insurance subsidiary claimants in their pursuit of, or application for, benefits from the Social Security Administration by UnumProvident and GENEX employees, agents or any employees of its subsidiary companies. The Company has filed a motion to dismiss the case in its entirety. The motion is still pending. The Company denies the allegations in the complaint and will vigorously defend the case.

On December 21, 2004, a putative derivative action styled Patrick Leonard, Derivatively on behalf of UnumProvident Corporation v. UnumProvident, et al., was filed in the State of Tennessee Chancery Court for Hamilton County against the Company and various members of its board of directors alleging claims on behalf of the Company against the named director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. The defendants must answer or otherwise respond to the allegations of the complaint by March 28, 2005. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

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

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation incurred in the normal course of business are not deemed likely to materially adversely affect the consolidated financial position or results of operations of the Company in a period, depending on the results of operations of the Company for the particular period.

Note 16 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

The Company’s insurance subsidiaries’ statutory combined net income (loss), as reported in conformity with statutory accounting principles as prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by the applicable state laws, for the years ended December 31, 2004, 2003, and 2002, was $607.6 million, $22.7 million, and $(209.7) million, respectively. Statutory combined net gain from operations was $662.1 million, $214.8 million, and $220.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. Statutory capital and surplus at December 31, 2004 and 2003, was $4,105.4 million and $3,706.3 million, respectively.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year.

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $663.3 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries during 2005.

The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2005 is approximately $152.5 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

Deposits

At December 31, 2004, the Company’s insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $284.3 million held for the protection of policyholders. Additionally, securities with a book value of $263.7 million remain in trust for Canadian regulatory authorities at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2004 and 2003:

	2004
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,964.3	$1,962.3	$1,956.8	$1,956.2
Net Investment Income	564.5	527.2	532.9	534.1
Net Realized Investment Gain (Loss)	25.8	64.5	(86.5)	25.4
Total Revenue	2,676.6	2,655.3	2,509.3	2,623.7
Income (Loss) from Continuing Operations Before Income Tax	142.8	255.8	112.1	(770.2)
Net Income (Loss)	134.5	167.6	7.2	(562.3)
Net Income (Loss) Per Common Share
Basic
Income (Loss) from Continuing Operations	0.46	0.57	0.25	(1.93)
Net Income (Loss)	0.46	0.57	0.02	(1.91)
Assuming Dilution
Income (Loss) from Continuing Operations	0.45	0.55	0.25	(1.93)
Net Income (Loss)	0.45	0.55	0.02	(1.91)

	2003
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,911.9	$1,921.3	$1,911.2	$1,871.3
Net Investment Income	548.8	555.3	535.0	519.3
Net Realized Investment Loss	(36.4)	(25.8)	(26.5)	(85.1)
Total Revenue	2,511.3	2,556.3	2,529.2	2,394.8
Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	(330.8)	147.7	137.4	(389.5)
Net Income (Loss)	(347.2)	108.7	98.5	(246.4)
Net Income (Loss) Per Common Share
Basic
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(0.71)	0.33	0.35	(1.03)
Net Income (Loss)	(1.18)	0.37	0.36	(1.02)
Assuming Dilution
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	(0.71)	0.33	0.34	(1.03)
Net Income (Loss)	(1.18)	0.36	0.36	(1.02)

During the fourth quarter of 2004, the Company recognized a loss of $127.0 million before tax and $87.8 million after tax related to the settlement of the multistate market conduct examination. During the second quarter of 2004, the Company recognized a loss on the sale of its Canadian branch discontinued operations of $113.0 million before tax and $70.9 million after tax. Additionally, during the first quarter of 2004, the Company recognized a loss of $967.0 million before tax and $701.0 million after tax related to the restructuring of its individual income protection – closed block business. See Notes 2, 14, and 15 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited) - Continued

During the fourth and first quarters of 2003, the Company recognized losses of $440.0 million and $454.0 million before tax, respectively, and $286.0 million and $295.1 million after tax, respectively, related to reserve strengthening for group income protection. Additionally, during the fourth quarter of 2003, the Company recognized a loss of $200.2 million before tax and $196.9 million after tax for write-downs related to its discontinued operations. See Notes 2 and 7 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2004, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management concluded that, as of December 31, 2004, the Company maintained effective internal control over financial reporting, as stated in their report which is included herein in Item 8.

The effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness, as of December 31, 2004, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 8.

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Code of Business Practices and Ethics” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2005, and is incorporated herein by reference. The Company will post on its website within the time period required by the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange any amendment to the code of ethics and any waiver applicable to its senior financial officers and its executive officers and trustees.

The information required by this Item with respect to directors is included under the captions “Election of Directors”, “Nominees for Election for Terms Expiring in 2008”, and “Continuing Directors” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2005, and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Audit Committee” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2005, and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

Name	Age	Position
Thomas R. Watjen	50	President and Chief Executive Officer and a Director
F. Dean Copeland	65	Senior Executive Vice President, General Counsel, and Chief Administrative Officer
Robert O. Best	55	Executive Vice President, The Client Services Center, and Chief Information Officer
Roger C. Edgren	50	Executive Vice President, Field Sales
Robert C. Greving	53	Executive Vice President and Chief Financial Officer
Peter C. Madeja	46	Executive Vice President, The Benefits Center, and President and Chief Executive Officer – GENEX Services, Inc.
Kevin P. McCarthy	49	Executive Vice President, Underwriting
Joseph R. Foley	49	Senior Vice President, Market Development and Communications

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

Mr. Edgren became Executive Vice President, Field Sales in July 2004. Prior to joining the Company, he served as Branch Manager of Palmer & Cay from April 2004 until July 2004 and Managing Director of Marsh, Inc. from October 1986 until April 2004.

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

The information required by this Item is included under the captions “Compensation of Directors”, “Report of the Board Compensation Committee on Executive Compensation”, “Executive Compensation”, and “Company Performance” of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2004 about the common stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	8,831,163	(1)	$31.6114	10,442,463	(2)
Equity Compensation Plans Not Approved by Stockholders	3,282,985	(3)	$25.5700	1,271,290	(4)

Total	12,114,148			11,713,753

(1)	Includes the following plans: (a) Stock Plan of 1994, (b) Non-Employee Director Compensation Plan of 1998, (c) Stock Plan of 1999, and (d) Amended and Restated Management Incentive Compensation Plan of 1994. The number includes 29,423 performance shares granted under the Amended and Restated Management Incentive Compensation Plan of 1994.

(2)	Includes shares under the following plans: (a) Stock Plan of 1999, (b) Non-Employee Director Compensation Plan of 1998, (c) Amended and Restated Management Incentive Compensation Plan of 1998, and (d) UnumProvident Employee Stock Purchase Plan.

(3)	Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.

(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, (c) Unum Limited Savings-Related Share Option Scheme 2000, (d) UnumProvident Corporation Stock Award Recognition Plan of 2002, and (e) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.

(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, the UNUM Corporation 1998 Goals Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2004, a total of 2,377,507 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $35.8686 per share. No additional options may be granted under those assumed plans.

Below is a brief description of the equity compensation plans not approved by stockholders:

Provident Companies, Inc. Employee Stock Option Plan of 1998

This plan provided for the award of stock options to employees not eligible for awards under another incentive compensation plan and, therefore, excluded all officers of the Company from participation. One hundred options and fifty options were granted, respectively, to each full time and part-time employee participant. The total number of shares available for grant under this plan was 255,500. The plan terminated December 31, 1998. The plan was administered by the Compensation Committee of the Board of Directors (Compensation Committee). The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The options outstanding as of June 30, 1999 vested in accordance with the provision of this plan effective with the merger of Unum Corporation with Provident Companies, Inc. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Employee Stock Option Plan (1999)

This plan provided for the award of stock options to employees not eligible for awards under the other stock plans of the Company or at or below a position level as determined by the Compensation Committee, and therefore excluded all officers of the Company from participation. One hundred and fifty options and seventy-five options were granted, respectively, to each full time and part-time employee participant. The total number of shares available for grant under this plan was 3,500,000. This plan was terminated in February 2002. This plan was administered by the Compensation Committee. The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2001

This plan provides for the grant of stock options to employees, officers, consultants and producers (as defined in the plan) of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of shares available for grant under this plan was 2,000,000. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2002

This plan provides for the grant of stock options to employees, officers, consultants and producers (as defined in the plan) of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of shares available for grant under this plan was 2,390,000. The plan was terminated in February 2004. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Stock Award Recognition Plan of 2002

This plan provides for the grant of stock awards to employees of the Company who are at or below the level of Vice President and who are not officers, directors or otherwise considered to be affiliates of the Company within the meaning of Rule 144 of the Securities Act of 1933. The plan is administered by the Chief Executive Officer. The total number of shares available for grant under this plan was 25,000. Stock awarded under the plan may be subject to restrictions. There are provisions for early vesting and/or early termination of restrictions in the event of retirement, death, disability, and termination of employment. The plan also provides for restrictions on awards to lapse if there is a change in control, subject to certain limitations, and in other circumstances at the CEO’s discretion. The plan includes provisions for adjustments to the number of shares available for grants and the number of shares subject to outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

Unum Limited Savings-Related Share Option Plan 2000

This plan of the Company’s subsidiary, Unum Limited, in the United Kingdom allows employees of Unum Limited to acquire options for shares of the Company’s common stock by making an election to purchase stock at a price of at least 80% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of shares available for grant under this plan was 200,000. The maximum contribution per month per employee is £100. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability, or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction or voluntary winding up of the Company. The plan includes provisions for adjustments to the number of shares available for grants and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division, or reduction or other variation of the share capital of the Company.

UNUM Corporation 1998 Goals Stock Option Plan

This plan, which was assumed by the Company pursuant to the merger, provided for the grant in 1995 of three hundred options to employees below the level of Vice President. Employees who were hired in 1996 and 1997 automatically received two hundred and one hundred options, respectively. The vesting of the options was contingent on meeting specified “1998 Goals”, long term goals established at the time the plan was adopted. The Chief Executive Officer was the administrator of the plan. The total number of shares available for grant under this plan was 3,000,000. No new grants could be made under the plan after 1997. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Non-Employee Director Compensation Plan of 2004

This plan provides for the payment of compensation to the non-employee directors who serve on the Company’s Board of Directors. Non-employee directors receive an annual retainer of $80,000, the chairs of the standing committees receive an additional retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the Board and of the committees on which they participate, including special committees. Under the plan, directors make an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s termination of service as a director of the Company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. The plan is administered by the Compensation Committee of the Board of Directors. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2005, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of the Company’s annual financial statements and internal control over financial reporting, the interim reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $6,680,778 and $4,209,762, respectively, for fiscal years 2004 and 2003.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 reviews, and audit related services for the Company’s employee benefit plans, for fiscal years 2004 and 2003 were $689,386 and $346,768, respectively.

Tax Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax planning during fiscal years 2004 and 2003 were $39,051 and $15,000, respectively.

All Other Fees

The aggregate fees and expenses related to all other professional services rendered by Ernst & Young LLP other than those included above, comprised of consulting as regards the Company’s 2002 employee compensation and benefit plans and the 2002 actuarial valuation of the Company’s employee benefit plans, for fiscal year 2003 were $76,841. There were no fees of this nature for fiscal year 2004.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UnumProvident Corporation
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen Thomas R. Watjen	President and Chief Executive Officer and a Director (principal executive officer)	March 11, 2005

/s/ Robert C. Greving Robert C. Greving	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2005

* E. Michael Caulfield	Director	March 11, 2005

Jon S. Fossel	Director	March 11, 2005

* Pamela H. Godwin	Director	March 11, 2005

* Ronald E. Goldsberry	Director	March 11, 2005

* Thomas Kinser	Director	March 11, 2005

* Gloria C. Larson	Director	March 11, 2005

Name	Title	Date

* Hugh O. Maclellan, Jr.	Director	March 11, 2005

* A. S. MacMillan, Jr.	Director	March 11, 2005

* C. William Pollard	Director	March 11, 2005

* John W. Rowe	Director	March 11, 2005

* William J. Ryan	Director	March 11, 2005

* By: /s/ Susan N. Roth Susan N. Roth Attorney-in-Fact	For all of the Directors	March 11, 2005

SCHEDULE I—SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

UnumProvident Corporation and Subsidiaries

December 31, 2004

Type of Investment	Cost	Fair Value	Amount at which shown in the statement of financial position
	(in millions of dollars)
Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,910.2	$1,861.9	$1,861.9
States, Municipalities, and Political Subdivisions	47.1	50.8	50.8
Foreign Governments	831.6	940.9	940.9
Public Utilities	3,602.3	3,954.8	3,954.8
Mortgage/Asset-Backed Securities	3,847.8	4,206.3	4,206.3
Derivative Instruments	32.7	468.5	468.5
All Other Corporate Bonds	18,707.8	20,896.1	20,896.1
Redeemable Preferred Stocks	98.4	109.1	109.1

Total	29,077.9	$32,488.4	32,488.4

Equity Securities:
Common Stocks	11.2	$10.4	10.4
Nonredeemable Preferred Stocks	2.5	2.5	2.5

Total	13.7	$12.9	12.9

Mortgage Loans	498.2		498.2
Real Estate Acquired in Satisfaction of Debt	24.0		8.4	*
Other Real Estate	26.8		19.0	*
Policy Loans	3,073.6		3,073.6
Other Long-term Investments	92.7		77.0	*
Short-term Investments	410.2		410.2

	$33,217.1		$36,587.7

*	Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UnumProvident Corporation (Parent Company)

STATEMENTS OF FINANCIAL CONDITION

	December 31
	2004	2003
	(in millions of dollars)
ASSETS
Fixed Maturity Securities
Available-for-Sale—at fair value (cost: $ 85.8; $ -)	$85.8	$—
Short-term Investments	185.0	80.4
Investment in Subsidiaries	10,160.6	9,933.7
Short-term Notes Receivable from Subsidiaries	—	151.9
Surplus Notes of Subsidiaries	250.0	250.0
Other Assets	376.9	383.9

Total Assets	$11,058.3	$10,799.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt from Subsidiaries	$123.0	$201.9
All Other Short-term Debt	227.0	—
Long-term Debt	2,862.0	2,789.0
Other Liabilities	622.2	538.0

Total Liabilities	3,834.2	3,528.9

STOCKHOLDERS’ EQUITY
Common Stock	29.8	29.8
Additional Paid-in Capital	1,588.4	1,609.1
Accumulated Other Comprehensive Income	1,481.1	1,171.2
Retained Earnings	4,185.5	4,526.9
Treasury Stock	(54.2)	(54.2)
Deferred Compensation	(6.5)	(11.8)

Total Stockholders’ Equity	7,224.1	7,271.0

Total Liabilities and Stockholders’ Equity	$11,058.3	$10,799.9

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)

Dividends from Subsidiaries	$201.1	$62.6	$223.6
Interest from Subsidiaries	21.0	20.8	20.7
Other Income	56.3	55.2	61.8

Total Revenue	278.4	138.6	306.1

Interest and Debt Expense	209.7	191.6	171.5
Other Expenses	24.8	45.1	29.7

Total Expenses	234.5	236.7	201.2

Income (Loss) Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	43.9	(98.1)	104.9
Income Tax Benefit	(9.0)	(47.7)	(39.7)

Income (Loss) Before Equity in Undistributed Earnings (Loss) of Subsidiaries	52.9	(50.4)	144.6
Equity in Undistributed Earnings (Loss) of Subsidiaries	(305.9)	(336.0)	256.6

Net Income (Loss)	$(253.0)	$(386.4)	$401.2

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(in millions of dollars)

CASH PROVIDED BY OPERATING ACTIVITIES	$168.8	$25.3	$154.7

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Short-term Investments	(104.6)	(80.4)	—
Net Sales (Purchases) of Fixed Maturity Securities	(85.8)	9.9	—
Acquisition of Business	—	—	(2.8)
Cash Distributions to Subsidiaries	(80.2)	(540.4)	(15.3)
Short-term Notes Receivable from Subsidiaries	—	1.0	27.4
Disposition of Business	18.8	—	—
Other	(27.6)	(30.6)	(34.3)

CASH USED BY INVESTING ACTIVITIES	(279.4)	(640.5)	(25.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Borrowings (Repayments) from Subsidiaries	(78.9)	(371.9)	269.4
Net Short-term Debt and Commercial Paper Repayments	—	(20.0)	(632.0)
Issuance of Long-term Debt	300.0	575.0	400.0
Issuance of Common Stock	5.7	551.9	22.9
Treasury Stock Acquired	—	—	(45.0)
Dividends Paid to Stockholders	(88.4)	(98.1)	(142.8)
Other	(27.9)	(24.5)	—

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	110.5	612.4	(127.5)

INCREASE (DECREASE) IN CASH	$(0.1)	$(2.8)	$2.2

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

Note 2 - Fixed Maturity Securities

The fixed maturity securities held at December 31, 2004 are all publicly traded investment-grade corporate securities with maturity dates greater than one year but less than five years. There were no unrealized gains or losses on these securities at December 31, 2004.

Note 3 - Surplus Notes of Subsidiaries

At December 31, 2004 and 2003, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.4 percent, 8.3 percent, and 8.2 percent in 2004, 2003, and 2002, respectively.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
	(in millions of dollars)
Year Ended December 31, 2004
Income Protection	$1,794.0	$11,587.3	$123.1	$1,136.2
Life and Accident	557.1	1,443.1	5.1	379.4
Colonial	530.9	1,062.5	18.6	105.4
Individual Income Protection - Closed Block	—	12,334.6	157.7	221.0
Other	0.5	6,766.1	9.0	218.1

Total	$2,882.5	$33,193.6	$313.5	$2,060.1

Year Ended December 31, 2003
Income Protection	$1,743.0	$10,393.5	$126.2	$930.4
Life and Accident	537.4	1,255.8	7.5	409.4
Colonial	488.4	993.4	17.3	109.2
Individual Income Protection - Closed Block	282.2	11,848.4	158.6	223.2
Other	0.9	6,620.9	9.5	256.2

Total	$3,051.9	$31,112.0	$319.1	$1,928.4

(Continued on following page)

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written (3)
	(in millions of dollars)
Year Ended December 31, 2004
Income Protection	$4,117.3	$905.7	$3,572.3	$196.1	$1,255.2	$4,156.8
Life and Accident	1,963.4	199.7	1,506.6	109.4	313.5	215.1
Colonial	741.0	94.5	408.3	131.2	142.7	636.8
Individual Income Protection- Closed Block	986.6	799.1	1,618.9	—	1,089.9	975.4
Other	31.3	127.3	142.3	—	18.3	23.9
Corporate	—	32.4	—	—	219.7

Total	$7,839.6	$2,158.7	$7,248.4	$436.7	$3,039.3

Year Ended December 31, 2003
Income Protection	$3,937.0	$889.0	$4,313.9	$191.0	$1,124.9	$3,950.6
Life and Accident	1,922.4	191.5	1,468.1	108.0	289.5	218.1
Colonial	693.5	90.0	395.4	118.3	125.6	598.3
Individual Income Protection- Closed Block	1,028.5	824.2	1,533.6	41.3	311.2	1,039.0
Other	34.3	140.1	157.1	—	23.8	28.2
Corporate	—	23.6	—	—	225.1

Total	$7,615.7	$2,158.4	$7,868.1	$458.6	$2,100.1

Year Ended December 31, 2002
Income Protection	$3,570.7	$783.1	$2,864.7	$168.3	$997.4	$3,597.8
Life and Accident	1,799.8	192.6	1,397.6	86.6	270.4	209.4
Colonial	636.7	79.6	357.2	107.7	117.6	558.3
Individual Income Protection- Closed Block	1,106.3	814.5	1,544.2	36.2	343.1	1,097.9
Other	37.6	154.2	161.1	0.1	24.7	42.1
Corporate	—	4.9	—	—	189.0

Total	$7,151.1	$2,028.9	$6,324.8	$398.9	$1,942.2

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, deferral of policy acquisition costs, amortization of value of business acquired, compensation expense, and other operating expenses. Included for 2004 are charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

Certain prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE IV—REINSURANCE

UnumProvident Corporation and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2004
Life Insurance in Force	$906,498.2	$150,740.0	$1,535.7	$757,293.9	0.2%

Premium Income:
Life Insurance	$2,158.1	$315.8	$12.4	$1,854.7	0.7%
Accident and Health Insurance	6,010.4	410.0	384.5	5,984.9	6.4%

Total	$8,168.5	$725.8	$396.9	$7,839.6	5.1%

Year Ended December 31, 2003
Life Insurance in Force	$785,724.7	$56,526.7	$1,474.6	$730,672.6	0.2%

Premium Income:
Life Insurance	$2,031.0	$243.2	$11.7	$1,799.5	0.7%
Accident and Health Insurance	5,799.7	417.5	434.0	5,816.2	7.5%

Total	$7,830.7	$660.7	$445.7	$7,615.7	5.9%

Year Ended December 31, 2002
Life Insurance in Force	$707,740.8	$42,280.8	$1,569.6	$667,029.6	0.2%

Premium Income:
Life Insurance	$1,947.8	$286.0	$12.0	$1,673.8	0.7%
Accident and Health Insurance	5,453.7	475.7	499.3	5,477.3	9.1%

Total	$7,401.5	$761.7	$511.3	$7,151.1	7.1%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

UnumProvident Corporation and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2004
Real estate reserve	$9.3	$—	$—	$—	$9.3
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$13.3	$20.1	$0.9	$4.0	$30.3

Year Ended December 31, 2003
Mortgage loan loss reserve	$2.4	$2.0	$—	$4.4	$—
Real estate reserve	$19.9	$—	$—	$10.6	$9.3
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$7.9	$12.5	$—	$7.1	$13.3

Year Ended December 31, 2002
Mortgage loan loss reserve	$2.4	$—	$—	$—	$2.4
Real estate reserve	$19.9	$—	$—	$—	$19.9
Allowance for doubtful accounts (deducted from premiums receivable and miscellaneous assets)	$8.3	$—	$—	$0.4	$7.9

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loan at time of sale/foreclosure, and amounts deemed uncollectible.

Index to Exhibits

(2.1)	Asset Purchase Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K filed March 12, 2004).

(2.2)	Transition Services Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-K filed March 12, 2004).

(3.1)	Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001).

(3.2)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed August 5, 2004).

(4.1)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.2)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.3)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.4)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.5)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.6)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.7)	Fifth Supplemental Indenture between the Company and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.8)	Purchase Contract Agreement between the Company and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.9)	Pledge Agreement between the Company and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(10.1)	Asset and Stock Purchase Agreement by and between Healthsource and America and its subsidiaries dated December 21, 1994 (incorporated by reference to Exhibit 10.3 of Provident’s Form 10-K for fiscal year ended December 31, 1995).

(10.2)	Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 28, 2002). Terminated effective December 31, 2002. *

(10.3)	Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992, and by the stockholders on May 6, 1992 (incorporated by reference to the Registrant’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.4)	Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.5)	Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident’s Form 10-K filed for fiscal year ended December 31, 1996).

(10.6)	Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998.

(10.7)	Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 28, 2001). *

(10.8)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Board of Directors on February 17, 2004 and approved by stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for fiscal year ended December 31, 2003). *

(10.9)	Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.10)	Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.11)	UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders on June 30, 1999, and as most recently amended by the Compensation Committee on February 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 24, 2005).*

(10.12)	UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for fiscal year ended December 31, 2000). Terminated effective December 31, 2002. *

(10.13)	Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.14)	Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for fiscal year ended December 31, 2000). *

(10.15)	Amended and Restated Employment Agreement between the Company and F. Dean Copeland (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended March 31, 2003). *

(10.16)	Amended and Restated Employment Agreement between the Company and Thomas R. Watjen (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for fiscal quarter ended March 31, 2003). *

(10.17)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.18)	Unum Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum’s Form 10-K for fiscal year ended December 31, 1995). *

(10.19)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum’s Form 10-K for fiscal year ended December 31, 1996). *

(10.20)	1990 Unum Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.21)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003.*

(10.22)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.23)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001). *

(10.24)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to the Company’s Form 8-K filed March 2, 2001).

(10.25)	Provident Companies, Inc. Employee Stock Option Plan of 1998 (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed March 31, 2003). *

(10.26)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed March 31, 2003). *

(10.27)	UnumProvident Corporation Broad Based Stock Plan of 2001 (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed March 31, 2003). *

(10.28)	UnumProvident Corporation Broad Based Stock Plan of 2002 (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K filed March 31, 2003). *

(10.29)	Amended and Restated Non-Employee Director Compensation Plan of 2004, as approved by the Board of Directors on February 18, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 24, 2005). *

(10.30)	Management Incentive Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004 and approved by the stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed March 12, 2004). *

(10.31)	Form of Restricted Stock Award Agreement for awards under the Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed February 24, 2005).*

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(12.2)	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(14)	Code of Ethics for CEO and Financial Executives of UnumProvident Corporation (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed March 12, 2004).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.