Form 10-Q
period 2005-03-31
UNUMPROVIDENT CORP
filed 2005-05-09
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

Commission file number 1-11834

UnumProvident Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FOUNTAIN SQUARE

CHATTANOOGA, TENNESSEE 37402

(Address of principal executive offices)

423.294.1011

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common stock, $0.10 par value	297,801,193

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, UnumProvident Corporation, together with its subsidiaries, unless the context implies otherwise (the Company), claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will”, “may,” “should,” “could”, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” contained in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	March 31 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value	$32,614.6	$32,488.4
Equity Securities	12.3	12.9
Mortgage Loans	521.1	498.2
Real Estate	26.2	27.4
Policy Loans	3,073.5	3,073.6
Other Long-term Investments	74.3	77.0
Short-term Investments	252.0	410.2

Total Investments	36,574.0	36,587.7

Other Assets
Cash and Bank Deposits	60.5	130.7
Accounts and Premiums Receivable	2,050.1	2,033.1
Reinsurance Receivable	7,256.9	6,969.2
Accrued Investment Income	603.5	588.3
Deferred Policy Acquisition Costs	2,901.9	2,882.5
Value of Business Acquired	96.0	101.5
Goodwill	271.2	271.1
Current Income Tax	11.8	—
Other Assets	980.6	1,236.5
Separate Account Assets	30.1	31.7

Total Assets	$50,836.6	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	March 31 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,994.5	$2,060.1
Reserves for Future Policy and Contract Benefits and Unearned Premiums	33,986.5	33,507.1
Other Policyholders’ Funds	2,380.3	2,425.3
Current Income Tax	—	0.3
Deferred Income Tax	930.2	1,060.6
Short-term Debt	202.0	227.0
Long-term Debt	2,862.0	2,862.0
Other Liabilities	1,398.6	1,434.1
Separate Account Liabilities	30.1	31.7

Total Liabilities	43,784.2	43,608.2

Commitments and Contingent Liabilities - Note 10

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 299,752,288 and 298,497,008 shares	30.0	29.8
Additional Paid-in Capital	1,613.1	1,588.4
Accumulated Other Comprehensive Income	1,173.3	1,481.1
Retained Earnings	4,315.5	4,185.5
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(25.3)	(6.5)

Total Stockholders’ Equity	7,052.4	7,224.1

Total Liabilities and Stockholders’ Equity	$50,836.6	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2005	2004
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,935.0	$1,956.2
Net Investment Income	528.0	534.1
Net Realized Investment Gain (Loss)	(3.2)	25.4
Other Income	112.1	108.0

Total Revenue	2,571.9	2,623.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,737.9	1,879.3
Commissions	207.7	221.3
Interest and Debt Expense	52.8	49.2
Deferral of Policy Acquisition Costs	(137.6)	(148.3)
Amortization of Deferred Policy Acquisition Costs	115.8	108.6
Amortization of Value of Business Acquired	4.1	3.9
Impairment of Intangible Assets	—	856.4
Compensation Expense	184.8	187.7
Other Operating Expenses	224.8	235.8

Total Benefits and Expenses	2,390.3	3,393.9

Income (Loss) from Continuing Operations Before Income Tax	181.6	(770.2)

Income Tax (Benefit)	29.4	(200.9)

Income (Loss) from Continuing Operations	152.2	(569.3)

Discontinued Operations - Note 3
Income Before Income Tax	—	10.8
Income Tax	—	3.8

Income from Discontinued Operations	—	7.0

Net Income (Loss)	$152.2	$(562.3)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.52	$(1.93)
Net Income (Loss)	$0.52	$(1.91)
Assuming Dilution
Income (Loss) from Continuing Operations	$0.49	$(1.93)
Net Income (Loss)	$0.49	$(1.91)

Dividends Paid	$0.0750	$0.0750

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

Comprehensive Loss, Net of Tax
Net Loss				(562.3)			(562.3)
Change in Net Unrealized Gain on Securities			361.4				361.4
Change in Net Gain on Cash Flow Hedges			67.3				67.3
Change in Foreign Currency Translation Adjustment			15.6				15.6

Total Comprehensive Loss							(118.0)

Common Stock Activity		2.3				1.1	3.4
Dividends to Stockholders				(22.1)			(22.1)

Balance at March 31, 2004	$29.8	$1,611.4	$1,615.5	$3,942.5	$(54.2)	$(10.7)	$7,134.3

Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Loss, Net of Tax
Net Income				152.2			152.2
Change in Net Unrealized Gain on Securities			(291.5)				(291.5)
Change in Net Gain on Cash Flow Hedges			(6.4)				(6.4)
Change in Foreign Currency Translation Adjustment			(9.9)				(9.9)

Total Comprehensive Loss							(155.6)

Common Stock Activity	0.2	24.7				(18.8)	6.1
Dividends to Stockholders				(22.2)			(22.2)

Balance at March 31, 2005	$30.0	$1,613.1	$1,173.3	$4,315.5	$(54.2)	$(25.3)	$7,052.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$152.2	$(562.3)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(137.6)	(158.6)
Amortization and Depreciation	136.3	132.1
Impairment of Intangible Assets	—	856.4
Net Realized Investment (Gain) Loss	3.2	(24.2)
Insurance Reserves and Liabilities	317.2	482.0
Income Tax	20.6	(229.1)
Other	(204.7)	(218.6)

Net Cash Provided by Operating Activities	287.2	277.7

Cash Flows from Investing Activities
Proceeds from Sales of Investments	330.9	475.5
Proceeds from Maturities of Investments	309.0	427.2
Purchase of Investments	(1,103.7)	(1,115.1)
Net Sales (Purchases) of Short-term Investments	157.2	(40.1)
Disposition of Business	—	18.8
Other	1.4	(6.1)

Net Cash Used by Investing Activities	(305.2)	(239.8)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	0.8	1.2
Maturities and Benefit Payments from Policyholder Accounts	(4.3)	(4.8)
Net Short-term Debt Repayments	(25.0)	—
Dividends Paid to Stockholders	(22.2)	(22.1)
Other	(1.2)	(0.7)

Net Cash Used by Financing Activities	(51.9)	(26.4)

Effect of Foreign Exchange Rate Changes on Cash	(0.3)	0.6

Net Increase (Decrease) in Cash and Bank Deposits	(70.2)	12.1

Cash and Bank Deposits at Beginning of Year	130.7	119.2

Cash and Bank Deposits at End of Period	$60.5	$131.3

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 4, and the reserve strengthening as discussed in Note 5) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

During 2004, the Company completed the sale of its Canadian branch. Financial results for the Canadian branch are reported as discontinued operations in the condensed consolidated financial statements, and, except where noted, the information presented in the notes to condensed consolidated financial statements excludes the Canadian branch. See Note 3 for further discussion of the Company’s discontinued operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2 - Accounting Pronouncement Outstanding

During 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions were applied to all employee awards granted, modified, or settled after January 1, 2003. Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, was issued in December 2004 and requires all stock-based employee compensation, including grants of employee stock options, to be recognized in the financial statements using the fair value based method. SFAS 123(R) is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations. The provisions of SFAS 123(R) were initially to have become effective July 1, 2005. However, in April 2005, the Securities and Exchange Commission delayed the date for compliance with SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will therefore adopt SFAS 123(R) effective January 1, 2006. Because the Company had previously adopted the fair value recognition provisions of SFAS 123, the adoption of this pronouncement will have an immaterial impact on the Company’s financial position and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 3 - Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. The transaction closed effective April 30, 2004. Selected results for the Canadian branch for the three month period ended March 31, 2004, are as follows (in millions of dollars, except share data):

Premium Income	$93.2

Total Revenue	$109.3

Income Before Income Tax	$10.8

Income from Discontinued Operations	$7.0

Income Per Share
Basic	$0.02
Assuming Dilution	$0.02

Note 4 - Segment Information and Impairment of Intangible Assets

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the net loss reported for the first quarter of 2004. The Company also strengthened its claim reserves for the closed block of individual income protection business $110.6 million before tax to reflect the implementation of a lower claim reserve discount rate. The impairment charges and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 4 - Segment Information and Impairment of Intangible Assets – Continued

reserve strengthening, which total $967.0 million before tax, are all reported in the Individual Income Protection – Closed Block segment. See Note 5 for additional information concerning the claim reserve strengthening.

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

Selected data by segment is as follows:

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$630.1	$629.8
Group Short-term Income Protection	143.8	157.1
Individual Income Protection – Recently Issued	140.4	129.8
Long-term Care	114.5	108.4

	1,028.8	1,025.1

Life and Accident
Group Life	369.2	388.8
Accidental Death & Dismemberment	40.5	47.1
Brokerage Voluntary Life and Other	60.7	54.2

	470.4	490.1

Colonial
Income Protection	125.8	119.0
Life	28.0	26.6
Other	39.7	35.5

	193.5	181.1

Individual Income Protection – Closed Block	242.0	251.3

Other	0.3	8.6

	1,935.0	1,956.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 4 - Segment Information and Impairment of Intangible Assets – Continued

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Net Investment Income and Other Income
Income Protection	$295.3	$281.6
Life and Accident	58.2	49.4
Colonial	26.2	23.1
Individual Income Protection – Closed Block	204.6	240.8
Other	38.4	42.7
Corporate	17.4	4.5

	640.1	642.1

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	1,324.1	1,306.7
Life and Accident	528.6	539.5
Colonial	219.7	204.2
Individual Income Protection – Closed Block	446.6	492.1
Other	38.7	51.3
Corporate	17.4	4.5

	2,575.1	2,598.3

Benefits and Expenses
Income Protection	1,244.4	1,232.4
Life and Accident	457.3	482.6
Colonial	175.9	167.6
Individual Income Protection – Closed Block	423.5	1,415.9
Other	32.6	44.2
Corporate	56.6	51.2

	2,390.3	3,393.9

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
Income Protection	79.7	74.3
Life and Accident	71.3	56.9
Colonial	43.8	36.6
Individual Income Protection – Closed Block	23.1	(923.8)
Other	6.1	7.1
Corporate	(39.2)	(46.7)

	$184.8	$(795.6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 4 - Segment Information and Impairment of Intangible Assets – Continued

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Operating Revenue by Segment	$2,575.1	$2,598.3
Net Realized Investment Gain (Loss)	(3.2)	25.4

Revenue	$2,571.9	$2,623.7

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)	$184.8	$(795.6)
Net Realized Investment Gain (Loss)	(3.2)	25.4
Income Tax (Benefit)	29.4	(200.9)
Income from Discontinued Operations, Net of Tax	—	7.0

Net Income (Loss)	$152.2	$(562.3)

Assets by segment are as follows:

	March 31 2005	December 31 2004
	(in millions of dollars)
Income Protection	$18,780.5	$18,677.7
Life and Accident	4,379.7	4,333.3
Colonial	2,157.4	2,111.2
Individual Income Protection – Closed Block	15,906.7	15,991.4
Other	8,898.3	8,901.7
Corporate	714.0	817.0

Total	$50,836.6	$50,832.3

Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with the Company’s target capital levels for regulatory and rating agency purposes. This formula is modified periodically to recognize changes in the views of capital requirements.

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses

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

March 31, 2005

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses – Continued

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

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which equaled $9.530 billion prior to this increase.

Note 6 - Accounting for Stock-Based Compensation

The Company has various stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion 25. All options granted prior to 2003 under the stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2003, the Company adopted the fair value recognition provisions of SFAS 123 and selected the prospective method of adoption allowed under the provisions of SFAS 148. The recognition provisions are applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense recognized in the first quarters of 2005 and 2004 for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net loss and net loss per share would be as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 6 - Accounting for Stock-Based Compensation – Continued

	Three Months Ended March 31
	2005	2004
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$152.2	$(562.3)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed under SFAS 148, Net of Tax	0.2	0.1
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(0.6)	(1.2)

Pro Forma Net Income (Loss)	$151.8	$(563.4)

Net Income (Loss) Per Share:
Basic–as Reported	$0.52	$(1.91)
Basic–Pro Forma	$0.51	$(1.91)

Assuming Dilution–as Reported	$0.49	$(1.91)
Assuming Dilution–Pro Forma	$0.49	$(1.91)

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost, including discontinued operations, related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2005	2004	2005	2004	2005	2004
	(in millions of dollars, except share data)
Service Cost	$8.8	$7.3	$2.3	$2.4	$1.1	$1.2
Interest Cost	10.9	9.3	1.9	1.6	2.6	2.8
Expected Return on Plan Assets	(10.1)	(8.9)	(1.7)	(1.3)	(0.2)	(0.2)
Net Amortization and Deferral	4.1	3.3	0.7	0.6	(1.0)	(0.9)

Net Periodic Benefit Cost	$13.7	$11.0	$3.2	$3.3	$2.5	$2.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 7 - Pensions and Other Postretirement Benefits – Continued

Based on a preliminary analysis of the Medicare Act, it appears that the Company’s retiree medical plans provided to current grandfathered retirees qualify for a government subsidy under the Medicare Act without change to the plans. For current non-grandfathered retirees (those who do not qualify for the government subsidy) and active employees who meet certain age and service requirements, the Company amended its postretirement medical plan in 2004 to coordinate with the Medicare Act so that Medicare is the primary payer of prescription drug benefits. The Company also amended its postretirement medical plan to eliminate the premium subsidy for employees who had not reached a minimum age of 45 and a specified minimum years of service requirement as of December 31, 2003.

On January 21, 2005, The Centers for Medicare & Medicaid Services issued final regulations regarding the Medicare prescription drug benefit and other key elements of the Medicare Act. The Company still expects that the retiree medical plans provided to current grandfathered retirees will qualify for the government subsidy without change to the plans.

The Company has no regulatory contribution requirements for 2005, but does expect to make voluntary contributions of approximately $23.0 million and $11.9 million to its U.S. qualified defined benefit pension plan and its U.K. defined benefit plan, respectively, in 2005.

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended March 31
	2005	2004
	( in millions of dollars, except share data)
Numerator
Net Income (Loss)	$152.2	$(562.3)

Denominator (000s)
Weighted Average Common Shares – Basic	295,490.5	294,989.8
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	10,292.1	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,828.3	—

Weighted Average Common Shares - Assuming Dilution	307,610.9	294,989.8

Net Income (Loss) Per Common Share
Basic	$0.52	$(1.91)
Assuming Dilution	$0.49	$(1.91)

The Company accounts for the effect of the purchase contract element of the Company’s adjustable conversion-rate equity security units and the Company’s outstanding stock options and other dilutive securities on the number of weighted average common shares, assuming dilution, using the treasury stock method. As such, the purchase contract element of the Company’s adjustable conversion-rate equity security units and the Company’s outstanding stock options and other dilutive securities will have a dilutive effect only when the average market price of the Company’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the Company’s units issued in 2004 and 2003 have a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The Company’s outstanding stock options and other dilutive securities have exercise prices ranging from $9.48 to $58.56.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 8 - Stockholders’ Equity and Earnings Per Common Share – Continued

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the three month period ending March 31, 2004, approximately 5.1 million issuable shares related to the purchase contract elements of the units and approximately 1.4 million issuable common shares for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 12.6 million shares of common stock for the three month period ended March 31, 2005, and approximately 15.1 million shares for the three month period ended March 31, 2004, were outstanding during the respective periods but were not included in the computation of net income (loss) per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of the Company’s common stock.

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 9 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	March 31 2005	December 31 2004

	(in millions of dollars)
Net Unrealized Gain on Securities	$1,018.3	$1,309.8
Net Gain on Cash Flow Hedges	230.5	236.9
Foreign Currency Translation Adjustment	86.4	96.3
Minimum Pension Liability Adjustment	(161.9)	(161.9)

Accumulated Other Comprehensive Income	$1,173.3	$1,481.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 9 - Comprehensive Income (Loss) – Continued

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Net Income (Loss)	$152.2	$(562.3)

Change in Net Unrealized Gain (Loss) on Securities:
Change Before Reclassification Adjustment	(451.6)	579.9
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	3.2	(25.4)
Reclassification Adjustment for Net Realized Investment Loss - Discontinued Operations	—	1.2
Change in Net Gain on Cash Flow Hedges	(9.9)	103.7
Change in Foreign Currency Translation Adjustment	(9.8)	13.2

	(468.1)	672.6
Change in Deferred Tax	(160.3)	228.3

Other Comprehensive Income (Loss)	(307.8)	444.3

Comprehensive Loss	$(155.6)	$(118.0)

Note 10 - Commitments and Contingent Liabilities

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

Putative Class Actions and Shareholder Derivative Actions

On May 22, 2003, UnumProvident, several of its subsidiaries, and some of their officers and directors filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer more than twenty class actions and derivative suits now pending against them in various federal district courts to a single district for coordinated or consolidated pre-trial proceedings. Each of these actions, discussed below, contends, among other things, that the defendants engaged in improper claims handling practices in violation of the Employee Retirement Income Security Act (ERISA) or various state laws or failed to disclose the effects of those practices in violation of the federal securities laws. On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring these cases, described below, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s debt and financial strength ratings.

Shareholder Derivative Actions

On November 22, 2002, the first of five purported shareholder derivative actions, Ferrari, Derivatively on Behalf of Nominal Defendant UnumProvident Corporation v. Armstrong, et al., was filed in the State of Tennessee Chancery Court of Hamilton County. Between December 27, 2002 and March 11, 2003, four additional purported derivative actions were filed in Tennessee state court or the United States District Court for the Eastern District of Tennessee, styled Lerner v. Armstrong, et al., Friedman v. Chandler, et al., Levy v. Chandler, et al., and Patterson v. Chandler, et al. The defendants removed each of the actions that were filed in Tennessee state court to the United States District Court for the Eastern District of Tennessee. On October 23, 2003, the district court denied motions filed by the plaintiffs to remand those actions back to Tennessee state court.

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

The parties have engaged in certain limited document discovery in this action on issues unique to this action that are not raised in the other actions.

On March 10, 2005, plaintiffs filed a motion for class certification. The defendants are preparing an opposition to that motion which is due May 16, 2005.

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

On December 11, 2003, the case of Jewel, et al. v. UnumProvident Corporation, et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received service of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claims for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. On April 20, 2004, the defendants answered the complaint by denying generally the allegations and asserting various defenses. On July 15, 2004, plaintiffs filed a motion seeking to certify a plaintiff class. On February 18, 2005, the Court denied that motion. The plaintiffs appealed the decision to the Massachusetts Court of Appeals. On April 8, 2005, the Court of Appeals upheld the trial court’s decision. The Company denies the allegations in the complaint and will vigorously defend the litigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

On July 17, 2003, a qui tam action, The State of California ex rel. Linda Nee and John Metz v. UnumProvident Corporation, et al., was filed under seal in the Superior Court of the State of California, County of Los Angeles. On April 16, 2004, UnumProvident was notified that the Insurance Commissioner decided not to bring an action which permitted the case to go forward with private plaintiffs. The complaint alleges unlawful sales, marketing, and claims handling practices, including delaying or limiting payment for, denying, or terminating claims by California claimants and/or claims that are handled by UnumProvident’s Glendale or other claims centers. The complaint seeks civil penalties and assessments, attorneys’ fees and costs, interest, and such other relief as the court deems proper for violation of California Insurance Code §1871.7(b). In addition, the complaint seeks injunctive relief. The Company denies the allegations in the complaint and will vigorously defend the litigation. On August 5, 2004, the Company filed several motions challenging the sufficiency of the complaint. On March 28, 2005, the trial court granted the Company’s motion to dismiss the complaint without leave to amend. The plaintiffs then filed a motion asking the trial judge to recuse herself from the case on the grounds of bias. The Company will vigorously oppose the motion.

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

Examinations and Investigations

Broker Compensation, Quoting Process, and Related Matters

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas for additional information, including information regarding its quoting process and the placement of reinsurance coverages. Shortly after the NYAG filed a lawsuit in October 2004 against a major insurance broker raising a number of issues relating to broker compensation practices and bid-rigging in the insurance industry, the Company announced its support for complete and timely disclosure of compensation paid to the broker of a customer. The Company has been reviewing its compensation policies and quoting practices both for compliance with applicable legal requirements and in response to various issues raised. The Company has also provided information to the NYAG relating to insurance policies sold to businesses in which Universal Life Resources, Inc. (ULR), acted as a consultant or broker for its client employers. On November 12, 2004, the NYAG filed a lawsuit against ULR alleging that its client employers were not aware of compensation arrangements ULR had with insurers or that the arrangements influenced ULR to steer business to certain insurers. Several insurers were cited in the complaint, including the Company, but not named as defendants. See “Brokerage Compensation Litigation” below for other lawsuits involving ULR and its principal, Douglas Cox.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

The Company has also provided information to the NYAG regarding compensation arrangements that exist in the business of its subsidiary, GENEX Services Inc. (GENEX), which provides services for those administering workers’ compensation claims. These services are generally paid for by the employer and arranged for and administered by a third party administrator (TPA). Questions have been raised about the practices used by TPAs in setting the terms of the services paid by the employers. The Company has been cooperating with the NYAG’s requests for information in both areas of its investigation.

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

On November 12, 2004, the South Carolina Department of Insurance issued a formal Letter of Inquiry to Colonial Life & Accident Insurance Company (Colonial) seeking information relating to solicitation activities and producer compensation. Colonial produced information in response to the request and intends to fully cooperate with the Department’s inquiry.

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

On November 30, 2004, the Massachusetts Attorney General issued a Civil Investigative Demand to Unum Life Insurance Company of America relative to the sale of group life insurance to employees of the Commonwealth of Massachusetts. The inquiry relates to bonus payments made to an insurance broker who was hired by the Commonwealth to oversee the bidding process related to this coverage. These bonus payments were later recouped by the Company in cooperation with the Group Insurance Commission of Massachusetts. The Company has engaged in discussions with the Attorney General’s office with regard to resolving any remaining issues relating to this matter.

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

Accident Insurance Company regarding a request for information on insurance sold to various municipalities in the state of Massachusetts and information related to any compensation paid by the Company to agents or brokers who procured that insurance. The Company intends to fully cooperate with the Attorney General with regard to this Demand.

On April 7, 2005 the Florida Department of Financial Services issued a subpoena to UnumProvident Corporation seeking information from each of its subsidiary companies primarily regarding insurance issued to public entities in the state of Florida from 1999 to the present. On April 12, 2005, the Florida Office of Insurance Regulation issued a subpoena identical to the one received from the Florida Department of Financial Services. The Company intends to fully cooperate with each of the governmental entities in Florida regarding these subpoenas.

The Company has had discussions with the U.S. Department of Labor (DOL) regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including ULR, which is a defendant referred to below under “Brokerage Compensation Litigation.” The Company is cooperating with the DOL’s investigation.

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

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

While the multistate examination was in progress, several states continued their own market conduct examinations and investigations, which include claim related as well as certain other state specific issues. Although, Minnesota is participating in the multistate settlement agreements, the Company recently settled three prior market conduct examinations dating back to 1995 and paid a fine of $250,000. California conducted an examination and investigation relating to claims handling and other issues. California chose not to join the multistate settlement agreements, and discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues. Arizona and New Mexico consented to join the multistate settlement agreements. Arizona has concluded its examination which focuses only on non-claim related matters, and New Mexico may, or may not, continue to pursue its own examination which was begun prior to the multistate examination.

In addition to the terms and conditions of the multistate regulatory settlement agreements, these regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in practices for quoting business, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other actions by the regulatory agencies. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

Brokerage Compensation Litigation

Since October 2004, the Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in putative class actions arising out of allegations relating to insurance brokerage compensation practices. Each of these actions, as discussed below, contends, among other things, that the defendants violated various federal and state laws by engaging in alleged bid rigging and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Several of these cases have been transferred to the United States District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending upon the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s debt and financial strength ratings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

On October 20, 2004, a purported class action complaint for violations of RICO, Ronald Scott Shirley v. Universal Life Resources, et al., was filed in the United States District Court for the Southern District of California. The allegations are made against ULR and several major insurers, including UnumProvident, claiming there was a conspiracy to fraudulently market, sell and administer insurance products to employee benefit plans by extracting undisclosed compensation and fees from the employers sponsoring the plans and from the participants of those plans. On January 10, 2005, an amended complaint was filed and the amendment included the insertion of a new plaintiff, Cynthia Brandes. The case is now entitled, Cynthia Brandes individually and on behalf of all those similarly situated v. Universal Life Resources, et al. A Second Amended Complaint was filed on April 8, 2005, which asserts claims against the Company and certain of its subsidiaries for alleged violations of RICO, the Sherman Act, and ERISA. On April 18, 2005, co-defendant MetLife filed a notice of potential tag along and a request that this action be transferred to the United States District Court for the District of New Jersey as part of MDL No. 1663. No action has yet been taken on that request. The defendants intend to file a motion to dismiss. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On November 17, 2004, an action purporting to seek injunctive relief pursuant to the California Insurance Code, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al., was filed in the Superior Court of the State of California for the County of San Diego. Allegations are made against ULR and several major insurers, including UnumProvident, claiming that the broker was paid undisclosed or inadequately disclosed fees, commissions, and other compensation as kickbacks by the insurer defendants in return for the broker steering its clients to purchase insurance policies and other services from the insurer defendants. In addition to injunctive relief, the complaint purports to seek the imposition of a constructive trust to recover any funds acquired by any practice the Court may find to have been in violation of the Insurance Code or the regulations promulgated thereunder. The case was removed to the United States District Court for the Southern District of California on January 3, 2005. On January 24, 2005, the plaintiff filed a motion to remand the case to state court. At a hearing on this motion on April 15, 2005, plaintiffs withdrew their demand for a constructive trust, which had furnished the basis for the removal to federal court. Thereafter, on April 18, 2005, the matter was remanded to state court. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On or about January 10, 2005, an amended complaint was filed in the case of United Policyholders, on behalf of the general public, v. Universal Life Resources, et al., in the Superior Court of the State of California, County of San Diego. UnumProvident Corporation was named as a defendant in this amended complaint. The complaint alleged violations of California Business and Professions Code section 17200 in connection with ULR defendants’ insurance brokering services and the insurance defendants’ sale of insurance to ULR customers and their employees. The complaint sought injunctive relief and equitable relief in the form of restitution. In light of the passage of proposition 64 in the state of California on November 2, 2004, which requires that the plaintiff in a section 17200 action be able to establish direct injury caused by the defendant, the plaintiff has stipulated to a dismissal of UnumProvident and its subsidiaries.

On January 14, 2005, Shell Vacations LLC on behalf of itself and all others similarly situated v. Marsh & McLennan Companies Inc., et al., was filed in the United States District Court for the Northern District of Illinois. The complaint is a putative class action and alleges violations of the Sherman Act, RICO, federal and state common law, state antitrust laws, and unfair and or deceptive trade practices laws. The allegations are brought against numerous broker organizations and insurers and assert claims based on bid rigging, price fixing, and undisclosed and improper compensation practices. The complaint seeks restitution, disgorgement of profits, establishment of a constructive trust, damages including punitive damages, and trebling of damages and injunctive relief. The Company denies the allegations of the complaint and will vigorously defend the case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

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

On February 17, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring several actions related to broker compensation issues that are pending in various district courts to the United States District Court for the District of New Jersey for consolidated or coordinated pre-trial proceedings. In a footnote, the Order identified the Shell Vacations, Redwood Oil, and Boros actions as potential tag along cases, and those cases have now been transferred to the District of New Jersey. The Company expects to be served with other complaints making similar allegations to those asserted in Shell Vacations, Redwood Oil, and Boros. The Company believes these cases will likely be managed as part of the multidistrict litigation proceedings, or, if filed in state court and not removed, coordinated with the multidistrict litigation proceedings.

On April 13, 2005 the Company received service of the complaint entitled, Palm Tree Computers Systems, Inc. et al. on behalf of itself and all others similarly situated v. ACE USA, et al., which was filed in the Circuit Court of Seminole County, Florida on February 16, 2005. Prior to the Company being served, two other defendants filed petitions to remove the case to the United States District Court of the Middle District of Florida. One defendant has since stipulated that diversity jurisdiction does not exist, and the federal court has dismissed the removed action. The second defendant’s removal based on federal question jurisdiction is currently the subject of a motion to remand. If the case remains in federal court, it will likely be transferred to the United States District Court for the District of New Jersey as part of MDL No. 1663, In re Insurance Brokerage Antitrust Litigation. The complaint is a putative class action and alleges violations of the Deceptive and Unfair Trade Practices Act of Florida and other states, breach of fiduciary duty, and unjust enrichment. The allegations are brought against numerous broker organizations and insurers and assert the Company and its subsidiaries and affiliates engaged in illegal and unethical contingent commission arrangements. The complaint seeks damages and injunctive relief as provided under the laws of the State of Florida and various other states. The Company denies the allegations of the complaint and will vigorously defend the case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

UnumProvident Corporation and Subsidiaries

March 31, 2005

Note 10 - Commitments and Contingent Liabilities – Continued

Additional Litigation

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

On December 21, 2004, a putative derivative action styled Patrick Leonard, Derivatively on behalf of UnumProvident Corporation v. UnumProvident, et al., was filed in the State of Tennessee Chancery Court for Hamilton County against the Company and various members of its board of directors alleging claims on behalf of the Company against the named director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. On April 1, 2005, the defendants moved to dismiss the complaint on the grounds that the plaintiff failed to make a pre-suit demand on the UnumProvident board of directors and that the complaint fails to state a claim upon which relief could be granted. That motion remains pending. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

In certain of the Company’s reinsurance businesses there are disputes among the pool members, reinsurance participants, and/or reinsurers concerning the scope of their obligations and liabilities within the reinsurance contracts, including the reinsurance pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members, or as reinsurers. The Company or the Company’s subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers in the process of resolving the various claims.

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

Note 11 - Other Items

Subsequent to the end of the first quarter of 2005, the Internal Revenue Service completed its current examination of the Company and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Separately, a number of additional proposed adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with these proposed adjustments.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004, and the condensed statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 3, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation (the Company) is the parent holding company for a group of insurance and non-insurance companies that collectively operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The Company’s principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited.

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

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained herein and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Item 1 and Part II, Items 6, 7, 7A, and 8 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Executive Summary

Segment operating performance improved during the first quarter of 2005 relative to the prior year first quarter, with the U.K. operation, the Colonial segment, and many of the U.S. brokerage lines of business reporting stable or improving operating experience. The Company believes that its U.S. group income protection business continues to exhibit long-term improvement with respect to underwriting, pricing, and expense management due to the actions taken over the past several quarters to increase the profitability in this business. However, claims management results during the first quarter of 2005 were below the Company’s long-term expectations for this business.

The Company reported net income of $152.2 million in the first quarter of 2005. In the first quarter of 2004, the Company reported a net loss of $562.3 million. Included in the first quarter of 2004 loss were charges of $701.0 million, after tax, related to the restructuring of the individual income protection – closed block business. Excluding those charges, net income would have been $138.7 million.

The Company reported solid statutory results in the first quarter of 2005. The Company’s U.S. insurance subsidiaries’ statutory combined net gain from operations was $134.0 million in the first quarter of 2005 compared to $132.6 million in the same period of 2004, and statutory combined net income, which includes realized net investment gains and losses, was $146.1 million compared to $99.1 million the first quarter of 2004.

The Company’s 2005 priorities are as follows:

•	Continued profitability improvement in the U.S. brokerage lines of business;

•	Successful implementation of the changes required by the multistate market conduct regulatory settlement agreements and restoration of greater consistency in the timing of claim decisions and better claim management performance;

•	Maintaining solid performance and profitable growth in the Company’s U.K. operation and the Colonial segment;

•	Managing the investment portfolio to match the effective asset and liability cash flows and durations while seeking to maximize investment income and total return and actively manage credit risk;

•	Focusing on operational excellence, continuous improvement, and process innovation while aggressively managing expenses;

•	Responding to the industry-wide focus on broker compensation and related matters;

•	Producing improvements in financial and operating performance which meet or exceed the expectations of the rating agencies, thereby increasing the opportunity for improved debt and financial strength ratings over time; and

•	Maintaining a strong balance sheet and capital position, including reducing the Company’s leverage by repaying maturing debt of $227.0 million.

Progress in the first quarter of 2005 included the following:

•	For the U.S. brokerage lines of business, the first quarter of 2005 operating performance with respect to sales, pricing, and persistency continued to show evidence of long-term improvement. The Company has begun to restore sales momentum relative to the second half of 2004 while maintaining its disciplined pricing approach for new business and believes that this strategy of focusing on the more profitable market segments will result in increased future profitability. Persistency in the Company’s group lines of business was below the level of 2004, but generally in line with the Company’s expectations. The Company will continue throughout 2005 to implement targeted rate increases to those specific cases and market segments not meeting profit expectations, adjust its business plan to improve the balance in its sales mix by case size, and increase the focus on the profitability of new sales.

•	The Company is implementing the procedural and organizational changes outlined in the multistate regulatory settlement agreements and resulting from other process improvement initiatives. Implementation of these changes has temporarily reduced the operating effectiveness of the Company’s claims management. Improving the claim management results will be a major operational focus during the remainder of the year. Management is assessing the changes in practice that have disrupted the claim decision process for both new claims and open claims to determine what aspects of the procedural or organizational changes in the agreements or their operational implementation need to be addressed promptly by claims management, additional training of claims handlers, or clarification of standards and requirements. Once this disruption has been eliminated, management expects claim operational effectiveness to reflect greater consistency in the timing of claim decisions, confirm management’s current belief concerning long-term expectations for recovery rates, and reflect any other more permanent effects of the changes, while maintaining the level of quality desired. To the extent that the operational improvement the Company has projected occurs at a slower rate, the Company could incur some additional costs in its claim operations over the next several quarters. See “Settlement of Multistate Market Conduct Examination” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 for a complete discussion of the settlement agreements.

•	The Company’s U.K. operation and the Colonial segment continued to produce favorable results in the first quarter of 2005 relative to each of the four quarters of 2004 and are exhibiting improving trends.

•	The continued low level of new money rates and the limited supply of longer duration quality investments currently available in the marketplace are negatively impacting the Company’s investment returns. The Company believes its portfolios are well positioned from an asset-liability management perspective and that an increase in interest rates, even slightly, will improve the Company’s ability to grow the profitability of its businesses.

•	The Company continues to focus on operational excellence. During the first quarter of 2005, the consolidated ratio of operating expenses to premium income was 21.2 percent, improved from the 21.6 percent ratio in the first quarter of 2004, but slightly higher than the 20.8 percent for full year 2004. Premium income declined from $1,956.2 million in the first quarter of 2004 to $1,935.0 million in the first quarter of 2005 due to the expected decline in persistency resulting from the Company’s targeted rate increases in its group lines of business. The Company is aggressively managing its expenses against this expected decline in premium income while at the same time continuing to provide innovative and high quality service to its customers.

•	Discussions continue with the California Department of Insurance, which did not join the 2004 multistate settlement agreements. The Company also continues to cooperate and provide information in response to other regulatory investigations, as discussed more fully herein and in Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

•	Two of the rating agencies concluded their reviews and maintained the Company’s existing ratings, as more fully discussed in “Ratings” contained herein.

•	The Company paid $25.0 million of maturing debt in the first quarter of 2005, with the remaining $202.0 million of maturing notes due in the second and third quarters of 2005.

First Quarter 2005 Significant Transactions and Events

Regulatory Investigations

Beginning in 2004, several of the Company’s insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, the Company has responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor. Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. This NAIC activity is likely to provide only limited guidance for the numerous issues being considered. Therefore, it is probable that there will be a period of uncertainty on a number of these related subjects, and different positions are likely to be taken by and among insurers, brokers and agents, regulators, attorneys general, and others until uniform guidelines emerge combining disclosure to customers and substantive principles.

In June 2004, the Company received a subpoena from the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas and information requests for additional information from the NYAG and various other regulatory agencies, including information regarding its broker compensation arrangements, quoting process, the placement of reinsurance coverages, and arrangements between the Company’s GENEX Services, Inc. subsidiary and certain third party administrators and preferred provider organizations. The Company is cooperating with these requests and is in the process of clarifying the scope of the request or gathering and providing information in response to these requests in instances in which it has not already provided the information requested. The Company has been reviewing its compensation policies and procedures for compliance with applicable legal requirements. In accordance with its announced support for disclosure of compensation paid to producers, including both brokers and agents, the Company announced on March 30, 2005, policies to facilitate customers obtaining information regarding producer compensation from the producers. Additionally, the Company will provide appropriate notices to customers stating its policy surrounding disclosure and will provide information on its website about its producer compensation programs. Under these policies, any customer who wants specific producer compensation related information can obtain this information by contacting the Company’s Producer Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by the Company to the producer when the customer is also paying a fee to the producer and strengthening certain policies and procedures associated with new business and quoting activities. The Company is still monitoring developments relating to “contingent commissions” and will consider alternative arrangements when there is more clarity on the issue as a component of producer compensation. These policies will be implemented over the next several months.

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. For further information on the various lawsuits, see Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

Arizona, California, Minnesota, and New Mexico participated in the multistate market conduct examination; however, while the multistate examination was in progress those states chose to continue pursuing their own market conduct examinations and investigations, each of which had begun prior to the beginning of the multistate examination. The Company reached agreement with the Minnesota Department of Commerce covering three exam periods dating from 1995 and involving three of the Company’s insurance subsidiaries, which have agreed to pay a penalty totaling $250,000 relating to various matters outside the general scope of the multistate examination. Minnesota joined the multistate settlement agreements. California has conducted an examination with two phases and an investigation relating to claims handling. California chose not to join the multistate settlement agreements, and discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues. Arizona and New Mexico consented to join the multistate settlement agreements.

Arizona has concluded its examination which focuses only on non-claim related matters, and New Mexico may, or may not, continue to pursue its own examination which was begun prior to the multistate examination.

These regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described in Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

Income Tax

Subsequent to the end of the first quarter of 2005, the Internal Revenue Service completed its current examination of the Company and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Separately, a number of additional proposed adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with these proposed adjustments.

First Quarter 2004 Significant Transactions and Events

Restructuring of Individual Income Protection – Closed Block Business

In the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of the Company’s overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above the retention limit, which equaled approximately $8.0 billion in existing statutory reserves at the date of the transaction. The maximum risk limit for the reinsurer was approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The Company retained the higher yielding investments historically associated with these reserves and redeployed these investments to other lines of business.

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

The change in the Company’s reporting segments required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, are included in the results reported for the first quarter of 2004.

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

Financing

As part of the restructuring, in May 2004, the Company issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. The Company subsequently registered the privately placed securities for resale by the private investors. Proceeds from the offering were used to restore the Company’s insurance subsidiaries’ risk-based capital to the approximate overall level that existed prior to the individual income protection – closed block reinsurance transaction and to provide additional liquidity at the holding company level.

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

During 2003, the Company entered into an agreement to sell its Canadian branch, and as such, the branch was accounted for as an asset held for sale at March 31, 2004 and was reported as a discontinued operation in the condensed consolidated financial statements. The transaction closed April 30, 2004. See “Discontinued Operations” contained herein in Item 2 and Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

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

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. It is important since higher discount rates produce lower reserves. If the discount rate is higher than future investment returns, the Company’s reserves will not earn sufficient investment income to support future liabilities. In this case, the reserves will eventually be insufficient. Alternatively, if a discount rate is chosen that is too low relative to future investment results, the reserve, and thus the claim cost in the current period, will be overstated and profits will be accumulated in the reserves rather than released to current shareholders through earnings. The Company sets its discount rate assumptions in conjunction with the current and expected future investment income rate of the assets supporting the reserves. If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate on new claims will be established below or above the discount rate on existing claims. It is the Company’s intent to use a discount rate that provides some margin for adverse movement in the investment portfolio yield rate.

Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the group long-term income protection claim discount rate for current year claims would change a quarter’s incurred claim cost in 2005 by approximately $5.0 million.

The claim resolution rate is the rate of probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the insured, or a change in status in any given period. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. A claim closes due to maximum benefits being paid if all of the contractual benefits under the policy have been paid. A claim also closes if the policyholder recovers from his or her disability and is no longer receiving disability benefit payments or if the policyholder dies in the period. A claim may change status during the period. For example, a policyholder receiving disability benefits may return to part time work, and the claim benefit may be reduced to reflect the change to partial disability. Establishing claim resolution assumptions is complex and involves many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, etc. Claim resolution assumptions also vary by duration of disability and time since initially becoming disabled. The Company uses its extensive claim experience and analysis to develop its claim resolution assumptions. Claim resolution experience is studied over a number of years with more weight placed on the more recent experience. Claim resolution assumptions are established to represent the Company’s future resolution rate expectations. Due to the individual nature of each claim, it is unlikely that the claim resolution rate will be accurate for any particular claim. The Company establishes its claim resolution assumptions to apply as an average to its large base of active claims. In this manner, the assumed rates are much more accurate over the broad base of claims. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of resolution rate. For example, a one percent increase or decrease in the group long-term income protection claim resolution rate would change a quarter’s incurred claim cost in 2005 by approximately $3.0 million.

The Company has liability for claims that have been incurred but not reported to the Company and must establish a liability for these claims equal to the present value of the expected benefit payments. In addition to the discount rate and claim resolution rate, the incidence rate is also a primary assumption in the IBNR reserve. The incidence rate is the rate at which new claims per thousand insured lives are submitted to the Company. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The Company establishes the incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations. As the actual claims are reported and claim reserves are established, the accuracy of the IBNR emerges. While the Company expects its IBNR reserve to be appropriate over the long term, it will not always equal, in a particular reporting period, the actual reserve established for a reported claim. For example, a 10 basis point deviation in the actual incidence rate from that assumed in the IBNR reserve would result in an increase or decrease of approximately $10.0 million in claim reserves established during a quarter in 2005, relative to the IBNR reserve previously established to cover those claims.

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	March 31, 2005			December 31, 2004
	IBNR (1)	All Other	Total (2)	IBNR (1)	All Other	Total (2)
Group Income Protection	$903.1	$9,429.1	$10,332.2	$913.4	$9,198.2	$10,111.6
Individual Income Protection - Recently Issued	129.3	1,109.3	1,238.6	128.8	1,076.2	1,205.0
Long-term Care	28.4	1,675.1	1,703.5	28.4	1,589.6	1,618.0

Income Protection Segment	1,060.8	12,213.5	13,274.3	1,070.6	11,864.0	12,934.6

Life and Accident Segment	310.9	2,245.3	2,556.2	323.4	2,249.1	2,572.5

Colonial Segment	73.6	1,138.9	1,212.5	71.9	1,119.1	1,191.0

Individual Income Protection - Closed Block Segment	364.7	12,380.0	12,744.7	360.3	12,376.5	12,736.8

Other Segment	220.8	8,352.8	8,573.6	217.7	8,339.9	8,557.6

Consolidated	$2,030.8	$36,330.5	$38,361.3	$2,043.9	$35,948.6	$37,992.5

(1)	IBNR for income protection includes “reopen reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.
(2)	Equals the sum of “Policy and Contract Benefits”, “Reserves for Future Policy and Contract Benefits and Unearned Premiums”, and “Other Policyholders’ Funds” as reported in the condensed consolidated statements of financial condition.

The decrease during the first quarter of 2005 in IBNR reserves within the Income Protection and Life and Accident segments is related to the decline in the U.S. brokerage in force business volumes.

The increase during the first quarter of 2005 in all other reserves is driven by growth in the active life reserves for the long-term care and individual income protection – recently issued lines of business and growth in the disabled life reserves in the group income protection line of business.

Deferred Policy Acquisition Costs

The Company defers certain costs incurred in acquiring new business and amortizes (expenses) these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. The Company uses its own historical experience and expectation of the future performance of its business in determining the expected life of the policies. Over 90 percent of the Company’s deferred policy acquisition costs relate to traditional non interest-sensitive products, for which the costs are amortized in proportion to the estimated premium income to be received over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. The estimated premium income in the early years of the amortization period is higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. Amortization of deferred costs on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience. The Company will experience accelerated amortization if policies terminate earlier than projected.

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

Private placement fixed maturity securities had a fair value of approximately $3.7 billion, or 11.4 percent of total fixed maturity securities at March 31, 2005. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of March 31, 2005, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.17 percent for five-year maturities to 4.76 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.65 percent to 1.4 percent plus an additional 30 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the March 31, 2005 net unrealized gain in the fixed maturity securities portfolio by approximately $2.2 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at March 31, 2005 is attributable primarily to the acquisition of Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Revenue
Premium Income	$1,935.0	(1.1)%	$1,956.2
Net Investment Income	528.0	(1.1)	534.1
Net Realized Investment Gain (Loss)	(3.2)	(112.6)	25.4
Other Income	112.1	3.8	108.0

Total	2,571.9	(2.0)	2,623.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,737.9	(7.5)	1,879.3
Commissions	207.7	(6.1)	221.3
Interest and Debt Expense	52.8	7.3	49.2
Deferral of Policy Acquisition Costs	(137.6)	(7.2)	(148.3)
Amortization of Deferred Policy Acquisition Costs	115.8	6.6	108.6
Amortization of Value of Business Acquired	4.1	5.1	3.9
Impairment of Intangible Assets	—		856.4
Compensation Expense	184.8	(1.5)	187.7
Other Operating Expenses	224.8	(4.7)	235.8

Total	2,390.3	(29.6)	3,393.9

Income (Loss) from Continuing Operations Before Income Tax	181.6	123.6	(770.2)
Income Tax (Benefit)	29.4	(114.6)	(200.9)

Income (Loss) from Continuing Operations	152.2	126.7	(569.3)

Income from Discontinued Operations, Net of Tax	—		7.0

Net Income (Loss)	$152.2	127.1	$(562.3)

Net income increased to $152.2 million in the first quarter of 2005, compared to a net loss of $562.3 million in the first quarter of 2004. Included in the first quarter of 2004 net loss is a charge of $701.0 million, after tax, related to the restructuring of the individual income protection – closed block business. Excluding this charge, net income would have been $138.7 million.

The decline in revenue in the first quarter of 2005 relative to the prior year first quarter is generally in line with the Company’s expectations as premium income has declined in the Company’s U.S. brokerage group income protection and group life and accidental death and dismemberment lines of business due to the Company’s pricing strategy for its group business. The U.K. operation, Colonial segment, and remaining U.S. brokerage lines of business reported growth in premium income. Net investment income was slightly lower than the first quarter of 2004 due to the low interest rate environment and the investment of new cash at lower rates, but the Company maintained appropriate interest rate margins between its investment portfolio and its reserves such that the reserve discount rate on new income protection claims remains unchanged from the prior year. The Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases. Net investment income is also expected to increase due to the continued growth in invested assets.

Realized investment losses were minimal during the first quarter of 2005. The Company expects the level of realized investment gains or losses during the remainder of 2005, other than those reported gains and losses related to changes in fair values of the embedded derivatives in certain reinsurance contracts, to be consistent with or below the level of 2004. See “Investments” contained herein in Item 2 for further discussion.

The Company’s first quarter of 2005 claims management results for its U.S. brokerage income protection business contributed to the increase in the benefit ratio for those lines of business relative to the benefit ratio for the first quarter of 2004. The Company’s U.K operations and Colonial segment, as well as other of its U.S. brokerage lines, reported declining benefit ratios relative to the first quarter of 2004.

Commissions decreased in the first quarter of 2005 relative to the prior year first quarter due primarily to the decline in sales and the restructuring of the Colonial agency field sales force. The Company is aggressively managing its operating expenses, particularly in those lines of business with declining revenue, and reported an overall operating expense ratio in the first quarter of 2005 below the level of the first quarter of 2004 and generally in line with expectations.

As previously discussed, the Company’s income tax for the first quarter of 2005 includes a tax benefit of $32.0 million related to the release of income tax liabilities.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Income Protection Segment

Fully Insured Products
Group Long-term Income Protection	$54.8	(15.8)%	$65.1
Group Short-term Income Protection	16.0	(37.7)	25.7
Individual Income Protection - Recently Issued	30.5	3.7	29.4
Group Long-term Care	5.0	51.5	3.3
Individual Long-term Care	3.1	(42.6)	5.4

Total Fully Insured Products	109.4	(15.1)	128.9

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.1	(50.0)	0.2
Group Short-term Income Protection	0.7	(56.3)	1.6

Total ASO Products	0.8	(55.6)	1.8

Income Protection Segment	110.2	(15.7)	130.7

Life and Accident Segment
Group Life	47.5	19.9	39.6
Accidental Death & Dismemberment	3.4	36.0	2.5
Brokerage Voluntary Life and Other	36.8	3.4	35.6

Life and Accident Segment	87.7	12.9	77.7

Colonial Segment	61.3	(0.6)	61.7

Individual Income Protection - Closed Block Segment	1.6	(20.0)	2.0

Total Sales from Continuing Operations	260.8	(4.2)	272.1

Discontinued Operations	—	(100.0)	7.5

Total	$260.8	(6.7)	$279.6

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

During 2005, the Company expects moderate, disciplined year over year sales growth in line with overall industry growth, although growth relative to 2004 may not be experienced until mid-2005. The Company will continue in 2005 with its disciplined approach to pricing and also with the strategy of developing a more balanced business mix of large, small, and mid-employer markets.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	2004
Operating Revenue by Segment	$2,575.1	$2,598.3
Net Realized Investment Gain (Loss)	(3.2)	25.4

Revenue	$2,571.9	$2,623.7

Operating Income (Loss) by Segment	$184.8	$(795.6)
Net Realized Investment Gain (Loss)	(3.2)	25.4
Income Tax (Benefit)	29.4	(200.9)
Income from Discontinued Operations, Net of Tax	—	7.0

Net Income (Loss)	$152.2	$(562.3)

Included in the first quarter 2004 before-tax operating loss by segment of $795.6 million is a before-tax charge of $967.0 million related to the restructuring of the individual income protection – closed block of business.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income	$1,028.8	0.4%	$1,025.1
Net Investment Income	228.9	5.4	217.2
Other Income	66.4	3.1	64.4

Total	1,324.1	1.3	1,306.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	880.6	1.4	868.7
Commissions	103.0	(4.5)	107.8
Deferral of Policy Acquisition Costs	(59.8)	(13.7)	(69.3)
Amortization of Deferred Policy Acquisition Costs	50.9	6.3	47.9
Amortization of Value of Business Acquired	3.2	6.7	3.0
Operating Expenses	266.5	(2.8)	274.3

Total	1,244.4	1.0	1,232.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$79.7	7.3	$74.3

Segment Sales

Group long-term income protection sales on a fully insured basis decreased during the first quarter of 2005 compared to the same period of 2004 due to a decline in sales in the U.K. operations. The Company’s U.S. brokerage sales of group long-term income protection products increased 3.7 percent for the first quarter of 2005 relative to the comparable period of 2004 due to growth in sales in the large-employer market, offset somewhat by a decline in sales in the small and mid-employer market. The growth in sales in the large-employer market was due to new sales on existing cases. The decline in the U.K. sales was primarily attributable to delays within the general market as sales intermediaries adapted to new U.K. insurance regulations which became effective January 14, 2005. Additionally, the U.K. sales results for the first quarter of 2004 include a large case of approximately $11.0 million. It is expected that U.K. sales will gain momentum over the remainder of the year. U.S. group short-term income protection sales on a fully insured basis decreased in the first quarter of 2005 compared to the prior year first quarter due to declines in the overall employer market segment sales.

Sales for individual income protection – recently issued increased due to sales growth in the brokerage voluntary income protection product line and in the U.K. operations. The Company continues to emphasize multi-life sales in its U.S. individual income protection product, with new sales attributable to multi-life business approximately 86 percent for the first three months of 2005 and 81 percent for full year 2004 sales.

Sales for the first quarter of 2005 were consistent with Company expectations. The Company anticipated relatively weaker sales throughout the first half of 2005 relative to the first half of 2004 for both group and individual income protection products, primarily as a result of the competitive pricing environment and, to a lesser extent, due to the adverse publicity surrounding the Company. The Company anticipates somewhat improved trends during the second half of 2005 relative to the second half of 2004. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of existing profitable blocks of business.

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

Persistency during the first quarter of 2005 for the overall U.S. block of fully-insured group long-term income protection on average declined from that experienced in 2004, but at 82.6 percent was slightly higher than expected. Persistency in the large-employer market was generally higher than expected, with lower than expected persistency in the mid-employer market. Persistency for U.S. fully insured group short-term income protection also declined during the first quarter of 2005, on average, over the prior year, and at 78.3 percent was slightly less than expected. It was anticipated that persistency in the Company’s U.S. group income protection business would decline due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Approximately 35 percent of the Company’s U.S. group business has an effective renewal date of January 1, and the Company’s first quarter 2005 decline in persistency for U.S. group income protection was partially related to the business with a January 1 renewal date. The Company believes the termination of this business is attributable to the competitive pricing environment and the Company’s continued pricing discipline and, to a lesser extent, the adverse publicity surrounding the Company. . The persistency of individual income protection and long-term care, as well as the U.K. group income protection, continues to be within expected levels.

For the years 2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The Company does not anticipate that the projected persistency levels for 2005 will result in increased amortization.

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

Group Income Protection Operating Results

Shown below are financial results and key performance indicators for group income protection.

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$630.1	—%	$629.8
Group Short-term Income Protection	143.8	(8.5)	157.1

Total Premium Income	773.9	(1.7)	786.9
Net Investment Income	182.5	6.6	171.2
Other Income	20.5	21.3	16.9

Total	976.9	0.2	975.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	700.1	(0.4)	703.1
Commissions	58.7	(2.2)	60.0
Deferral of Policy Acquisition Costs	(24.3)	(2.4)	(24.9)
Amortization of Deferred Policy Acquisition Costs	26.1	2.4	25.5
Amortization of Value of Business Acquired	3.1	3.3	3.0
Operating Expenses	170.9	(4.0)	178.0

Total	934.6	(1.1)	944.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$42.3	39.6	$30.3

Benefit Ratio (% of Premium Income)	90.5%		89.4%
Operating Expense Ratio (% of Premium Income)	22.1%		22.6%
Before-tax Operating Income Ratio (% of Premium Income)	5.5%		3.9%

Persistency - U.S. Group Long-term Income Protection	82.6%		83.5%
Persistency - U.K. Group Long-term Income Protection	93.0%		85.9%
Persistency - U.S. Group Short-term Income Protection	78.3%		81.1%

Operating revenue for group income protection was virtually flat in the first quarter of 2005 relative to the first quarter of 2004, with the expected decline in overall premium income offset by growth in net investment income and other income. Premium income for the U.S. brokerage group long-term income protection business decreased $17.6 million period to period, offset by growth in the U.K. group long-term income protection premium income due to block acquisitions and the related growth in prior year sales. Net investment income increased in the first quarter of 2005 compared with the first quarter of 2004, with both the U.S. brokerage and the U.K. business contributing to the increase. Included in other income are ASO fees of $15.5 million for the first quarter of 2005 and $13.8 million for the prior year comparable period.

The increase in the first quarter 2005 benefit ratio relative to the prior year comparable period was driven primarily by the U.S. brokerage claims management results, particularly reduced operational effectiveness in the timing of claim decisions and claim recoveries. In the Company’s U.K. operations, the benefit ratio was essentially unchanged from the first quarter of 2004. For group short-term income protection, the benefit ratio was lower primarily due to a decline in paid claim incidence in the first quarter of 2005 compared to the same period of 2004.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in the Company’s group income protection business. Components of claims experience, including, but not limited to, incidence levels and claims duration, may be worse than expected. Adjustments to reserve amounts may be required in the event of changes from assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing fundamental changes which might occur in the risk associated with a particular industry or company within an industry. Although approximately 25 percent of the Company’s overall block of group income protection business is in the manufacturing and wholesale/retail industry segments, which tend to be economically sensitive, the Company believes it has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry.

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

Individual Income Protection - Recently Issued Operating Results

Shown below are financial results and key performance indicators for individual income protection – recently issued.

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income	$140.4	8.2%	$129.8
Net Investment Income	16.7	(26.1)	22.6
Other Income	1.5	(21.1)	1.9

Total	158.6	2.8	154.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	77.1	9.4	70.5
Commissions	30.0	(2.6)	30.8
Deferral of Policy Acquisition Costs	(29.1)	(13.1)	(33.5)
Amortization of Deferred Policy Acquisition Costs	18.8	11.9	16.8
Amortization of Value of Business Acquired	0.1		—
Operating Expenses	40.5	0.2	40.4

Total	137.4	9.9	125.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$21.2	(27.6)	$29.3

Benefit Ratio (% of Premium Income)	54.9%		54.3%
Interest Adjusted Loss Ratio	43.5%		42.6%
Operating Expense Ratio (% of Premium Income)	28.8%		31.1%
Before-tax Operating Income Ratio (% of Premium Income)	15.1%		22.6%
U.S. Persistency	91.0%		89.6%

Premium income increased in the first quarter of 2005 relative to the first quarter of 2004 due to sales growth in prior periods. The decrease in net investment income relative to the prior year first quarter resulted primarily from a decline in the yield on the portfolio and the inclusion in the first quarter of 2004 of a portion of the investment income attributable to the bonds retained from the sale of the Canadian branch and subsequently redeployed to other lines of business. The benefit ratio for the first quarter of 2005 was fairly level with the prior year first quarter due to stable claim results. Multi-life business, which constitutes approximately 59 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business.

Long-term Care Operating Results

Shown below are financial results and key performance indicators for long-term care.

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Care	$38.3	9.7%	$34.9
Individual Long-term Care	76.2	3.7	73.5

Total Premium Income	114.5	5.6	108.4
Net Investment Income	29.7	26.9	23.4
Other Income	0.1	—	0.1

Total	144.3	9.4	131.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	103.4	8.7	95.1
Commissions	14.3	(15.9)	17.0
Deferral of Policy Acquisition Costs	(6.4)	(41.3)	(10.9)
Amortization of Deferred Policy Acquisition Costs	6.0	7.1	5.6
Operating Expenses	14.0	(0.7)	14.1

Total	131.3	8.6	120.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$13.0	18.2	$11.0

Benefit Ratio (% of Premium Income)	90.3%		87.7%
Operating Expense Ratio (% of Premium Income)	12.2%		13.0%
Before-tax Operating Income Ratio (% of Premium Income)	11.4%		10.1%

Persistency - U.S. Group Long-term Care	92.3%		92.3%
Persistency - U.S. Individual Long-term Care	96.9%		96.2%

Premium income increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to new sales growth in previous periods. Changes in the product offering and pricing during 2003 have decreased the growth during the first quarter of 2005 in individual long-term care sales relative to historical trends. This is expected to continue and will result in a slower rate of growth in premium income. Net investment income increased due to the growth in invested assets supporting this line of business. Persistency in this line of business remains stable and consistent with expectations.

The benefit ratio for long-term care was higher in the first quarter of 2005 than in the comparable period of 2004 due primarily to the aging of the block of business and a lower net claim resolution rate.

Acquisition costs capitalized during the first quarter of 2005 were lower than in the prior year first quarter due to the reduction in first year commissions associated with the change in the distribution method and the lower level of sales.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $44.3 million in the first quarter of 2005 compared to $45.5 million in the first quarter of 2004. Operating income totaled $3.2 million in the first quarter of 2005, compared to $3.7 million in the first quarter of 2004.

Segment Outlook

The Company’s primary focus for 2005 for Income Protection will be improvement of its claims management results and profitability enhancement, with an emphasis on the core markets and a balanced mix of business. In 2005, the Company expects moderate, disciplined year over year sales growth in line with overall industry growth, although growth relative to 2004 may not be experienced until mid-2005. The Company will continue in 2005 with its strategy of developing a more balanced business mix of large, small, and mid-employer markets.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income
Group Life	$369.2	(5.0)%	$388.8
Accidental Death & Dismemberment	40.5	(14.0)	47.1
Brokerage Voluntary Life and Other	60.7	12.0	54.2

Total Premium Income	470.4	(4.0)	490.1
Net Investment Income	52.8	17.6	44.9
Other Income	5.4	20.0	4.5

Total	528.6	(2.0)	539.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	348.7	(7.0)	375.0
Commissions	43.7	(4.0)	45.5
Deferral of Policy Acquisition Costs	(32.5)	(5.0)	(34.2)
Amortization of Deferred Policy Acquisition Costs	30.5	8.5	28.1
Amortization of Value of Business Acquired	0.6	—	0.6
Operating Expenses	66.3	(1.9)	67.6

Total	457.3	(5.2)	482.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$71.3	25.3	$56.9

Benefit Ratio (% of Premium Income)	74.1%		76.5%
Operating Expense Ratio (% of Premium Income)	14.1%		13.8%
Before-tax Operating Income Ratio (% of Premium Income)	15.2%		11.6%

Persistency - U.S. Group Life	72.5%		84.0%
Persistency - U.S. Accidental Death & Dismemberment	77.4%		81.5%
Persistency - U.S. Brokerage Voluntary Life	83.9%		83.4%
Persistency - U.S. Brokerage Voluntary Other	75.3%		75.2%

Segment Sales

Sales for group life increased in the first quarter of 2005 relative to the prior year first quarter due to a $6.4 million increase in sales in the U.K. operations and a $1.5 million increase in sales in the Company’s U.S. operations. The increase in U.S. group life sales was driven by an increase in sales in the large-employer market, in both sales of new cases and new sales on existing cases. Brokerage voluntary life and other sales improved slightly in the first quarter of 2005 relative to the prior year first quarter and are generally in line with the Company’s expectations.

Operating Results

The decline in premium income for the first quarter of 2005 relative to the same period of 2004 was attributable primarily to the expected decline in persistency for group life. Premium increases in the U.K. operations and the brokerage voluntary lines were due to sales growth and stable persistency. Net investment income increased in the first quarter of 2005 relative to the prior year first quarter due primarily to a higher level of assets supporting the lines of business within this segment.

Submitted claim incidence for group life declined in the first quarter of 2005 relative to the same period of 2004. The average paid claim size for group life increased slightly in the first quarter of 2005 relative to the first and second quarters of 2004, but was lower than the second half of 2004.

Operating expenses declined slightly in the first quarter of 2005 relative to the first quarter of 2004, but the operating expense ratio increased due to the decline in premium income. The Company is aggressively managing its expenses against this expected decline in premium income but anticipates pressure on its operating expense ratios during 2005.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. Throughout the remainder of 2005, the Company expects moderate, disciplined sales growth in line with overall industry growth. The Company will continue throughout 2005 with its disciplined approach to pricing and also with the strategy of shifting its business mix from the large-employer market to the small and mid-employer markets. The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines.

Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection has reduced persistency somewhat in these lines as well. Persistency may also be negatively impacted by a more focused renewal effort on the stand-alone large-employer market group life business sold during 2000 through 2002 as well as the highly competitive group life marketplace.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income
Income Protection	$125.8	5.7%	$119.0
Life	28.0	5.3	26.6
Other	39.7	11.8	35.5

Total Premium Income	193.5	6.8	181.1
Net Investment Income	25.0	9.6	22.8
Other Income	1.2	N.M.	0.3

Total	219.7	7.6	204.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	104.1	3.6	100.5
Commissions	42.6	(3.8)	44.3
Deferral of Policy Acquisition Costs	(45.3)	1.1	(44.8)
Amortization of Deferred Policy Acquisition Costs	34.4	5.5	32.6
Amortization of Value of Business Acquired	0.3	—	0.3
Operating Expenses	39.8	14.7	34.7

Total	175.9	5.0	167.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$43.8	19.7	$36.6

Benefit Ratio (% of Premium Income)	53.8%		55.5%
Operating Expense Ratio (% of Premium Income)	20.6%		19.2%
Before-tax Operating Income Ratio (% of Premium Income)	22.6%		20.2%

Persistency - Income Protection	75.4%		73.1%
Persistency - Life	84.3%		86.4%
Persistency - Cancer and Critical Illness	82.5%		82.6%

N.M. = not a meaningful percentage

Segment Sales

The slight sales decrease in the first quarter of 2005 relative to the same period of 2004 is attributable to a decline in sales of the individual short-term income protection product. Partially offsetting this decrease is an increase in the cancer and life products sales relative to the first quarter of 2004. The Company expects positive sales growth in the Colonial segment during the remainder of 2005.

Operating Results

Growth in premium income was attributable primarily to continued favorable persistency. Net investment income increased relative to the prior year first quarter due to the receipt of interest on a bond previously in default and for which interest income had not been accrued.

The 2005 first quarter benefit ratio for this segment was lower than in the comparable first quarter of 2004 due primarily to a lower benefit ratio for the income protection and life product lines. This resulted in an improvement in benefits and change in reserves for the first quarter of 2005 of approximately $1.3 million for income protection and $3.2 million for life relative to what would have been reported had the benefit ratios equaled those of the first quarter of 2004. Individual short-term income protection claim incidence decreased in the first quarter of 2005 compared with the prior year first quarter while the average claim duration for closed claims was higher in the first quarter of 2005 relative to the prior year first quarter. The average indemnity for individual short-term income protection was higher in the first quarter of 2005 relative to the first quarter of 2004. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in the first quarter of 2005 relative to the prior year first quarter, but the average claim payment increased over that reported from the first quarter of 2004. The life line of business reported a decrease in the number of incurred claims relative to the first quarter of 2004 and a decrease in the average incurred claim payment.

Commissions in the first quarter of 2005 declined relative to the prior year first quarter, and operating expenses increased. These changes were due primarily to the restructuring of the agency field sales force wherein the Company is moving certain functions from a commissioned sales agency status to salaried employees of the Company.

Segment Outlook

Past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. Throughout the remainder of 2005, the emphasis will be on achieving consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income	$242.0	(3.7)%	$251.3
Net Investment Income	179.9	(15.5)	213.0
Other Income	24.7	(11.2)	27.8

Total	446.6	(9.2)	492.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	371.5	(25.5)	498.5
Commissions	18.5	(8.0)	20.1
Impairment of Intangible Assets	—	N.M.	856.4
Operating Expenses	33.5	(18.1)	40.9

Total	423.5	(70.1)	1,415.9

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$23.1	102.5	$(923.8)

Benefit Ratio (% of Premium Income) (1)	153.5%		198.4%
Interest Adjusted Loss Ratio	87.7%		86.6%
Operating Expense Ratio (% of Premium Income)	13.8%		16.3%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	9.5%		(367.6)%
Persistency	94.6%		94.3%

(1)	Included in this ratio is the 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for the first quarter of 2004 would have been 154.4%.
(2)	Included in this ratio is the 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income (loss) ratio for the first quarter of 2004 would have been 17.2%.

N.M. = not a meaningful percentage

As previously discussed, in the first quarter of 2004, the Company restructured its individual income protection - closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements that effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The amortization of the prepaid cost is expected to be approximately $5.4 million in 2005. Included in the loss for the first quarter of 2004 were the restructuring charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and $110.6 million for the claim reserve charge, for a total of $967.0 million.

Operating Results

Premium income decreased relative to the prior year first quarter due to the expected decline in this closed block of business. Net investment income was lower in the first quarter of 2005 relative to the first quarter of 2004 due to a decline in the portfolio yield rate and level of invested assets, lower prepayments on mortgage-backed securities, and a decrease in bond calls. Other income includes the underlying results of certain blocks of reinsured business.

The benefit ratio for the first quarter of 2005 decreased slightly relative to the first quarter of 2004, excluding the $110.6 million claim reserve charge in the first quarter of 2004, due to a decrease in paid claim incidence.

The operating expense ratio improved in the first quarter of 2005 relative to the prior year first quarter due to the Company’s overall expense management program and also due to a decrease in claim litigation expenses.

Segment Outlook

The Company believes that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. The expense ratio throughout the remainder of 2005 is expected to be consistent with or lower than that reported for 2004. Continuation of the current low interest rate environment may result in a lowering of the Company’s reserve discount rate on new individual income protection – closed block claims in 2005.

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

(in millions of dollars)

	Three Months Ended March 31
	2005	% Change	2004
Operating Revenue
Premium Income	$0.3	(96.5)%	$8.6
Net Investment Income	29.1	(9.1)	32.0
Other Income	9.3	(13.1)	10.7

Total	38.7	(24.6)	51.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	33.0	(9.8)	36.6
Other Expenses	(0.4)	(105.3)	7.6

Total	32.6	(26.2)	44.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$6.1	(14.1)	$7.1

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

The reinsurance pools and management operations reported revenue of $2.1 million in the first quarter of 2005 compared to $3.4 million in the first quarter of 2004. During the first quarter of 2005, this line of business reported an operating loss of $2.5 million compared to $2.6 million in the first quarter of 2004.

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

Total operating revenue for individual life and corporate-owned life insurance was $9.8 million and $9.7 million in the first quarters of 2005 and 2004, respectively. Operating income for the same periods was $9.9 million and $9.2 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $26.8 million and $38.2 million in the first quarters of 2005 and 2004, respectively, and operating income (losses) of $(1.3) million and $0.5 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $17.4 million in the first quarter of 2005 compared to $4.5 million in the first quarter of 2004. The increase in revenue was primarily related to higher net investment income in the first quarter of 2005 resulting from a bond call and from interest income on cash and investments held at the holding company. The Corporate segment reported operating losses of $39.2 million in the first quarter of 2005 and $46.7 million in the first quarter of 2004. Interest and debt expense was $52.8 million and $49.2 million in the first quarters of 2005 and 2004, respectively.

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the 2003 loss from discontinued operations. The Company recognized an additional loss of $0.4 million after tax in the first quarter of 2004 to further write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed April 30, 2004.

In the first quarter of 2004, income from discontinued operations was $7.0 million, net of tax.

See Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s discontinued operations.

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. Changes in interest rates affect the amount and timing of cash flows. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. At March 31, 2005, the weighted average duration of the Company’s policyholder liability portfolio was approximately 8.21 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.78 years.

The Company is able to hold to its investment philosophy throughout credit and interest rate cycles because of its capital position, the fixed nature of its liabilities, and the matching of those liabilities with assets and also because of the experience gained through many years of a consistent investment philosophy. It is the Company’s intent, and has been its practice, to hold investments to maturity to meet liability payments.

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, two percent in equity type instruments, up to 35 percent in private placements, and five percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and U.S. government agencies and municipal securities. The Company does not currently intend to invest in additional real estate.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- three years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and foreign currency risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

Investment Results

Net investment income was $528.0 million in the first quarter of 2005, down 1.1 percent relative to the amount reported in the first quarter of 2004. The overall yield in the portfolio was 6.89 percent as of March 31, 2005, and the weighted average credit rating was A3. The overall yield in the portfolio was 6.93 percent at the end of 2004. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

The Company reported before-tax realized investment gains and losses for the first quarter of 2005 and 2004 as shown in the following chart. Impairment losses were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Additional investment losses may occur during the remainder of 2005. The Company also reports changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. The fair values of these embedded derivatives increased in the first quarter of 2004 due to the general decline in interest rates from December 31, 2003 to March 31, 2004. There was very little change in interest rates between December 31, 2004 and March 31, 2005, with the short-term rates moving up slightly and the very long-term rates moving slightly downward.

(in millions of dollars)

	Three Months Ended March 31
	2005	2004
Gross Realized Investment Gain from Sales	$22.4	$29.4

Gross Realized Investment Loss
Write-downs	2.0	25.4
Sales	25.4	19.5

Total	27.4	44.9

Change in Fair Value of DIG Issue B36 Derivatives	1.8	40.9

Net Realized Investment Gain (Loss)	$(3.2)	$25.4

Realized Investment Losses during the First Quarter of 2005 from Other than Temporary Impairments

The Company had no individual securities on which material other than temporary impairment losses were recognized during the first quarter of 2005.

Realized Investment Losses during the First Quarter of 2004 from Other than Temporary Impairments

Approximately 65 percent of the 2004 first quarter other than temporary impairment losses in continuing operations occurred in the automotive and financial institution industries. Circumstances surrounding material other than temporary impairment losses are as follows.

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

Realized Investment Losses during the first quarter of 2005 from Sale of Fixed Maturity Securities

In the first quarter of 2005, the Company realized a loss of $20.4 million on the sale of fixed maturity securities. The securities sold during the first quarter of 2005 had a book value of $189.0 million and a fair value of $168.6 million at the time of sale and represented 17 different issuers. Circumstances surrounding material realized investment losses from sale of securities are as follows:

•	$9.8 million loss during the first quarter of 2005 on the sale of securities linked to the credit of two major U.S. based airlines. These securities were trust certificates secured by leases on aircraft that were subleased to the two airlines, one of which is currently in bankruptcy. The risk of a potential restructuring of the securities had increased following the continued delay in the bankrupt airline’s plans to emerge from bankruptcy. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2003. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 2 years but less than 3 years.

•	$4.7 million loss during the first quarter of 2005 on the sale of securities linked to the credit of a U.S. based supermarket chain. The supermarket chain filed for Chapter 11 bankruptcy protection during the first quarter of 2005. Early during the first quarter of 2005, the unsecured debt of the issuer was trading at a price of 98.5 percent of par, which was an indication that the market did not anticipate a bankruptcy filing. The majority of these securities were participation certificates in a trust, benefiting from first mortgage liens on a portfolio of real estate properties which were leased to the supermarket chain. The securities had been continuously in an unrealized loss position for a period of greater than 3 years at the time of sale.

Realized Investment Losses during the first quarter of 2004 from Sale of Fixed Maturity Securities

In the first quarter of 2004, the Company realized a loss of $12.0 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the first quarter of 2004 had a book value of $154.4 million and a fair value of $142.4 million at the time of sale and represented 25 different issuers. Approximately 20 percent of the total loss was attributable to the sale of securities issued by a provider of phone, cable, and internet services. That company’s operations had been severely impacted by the decline in the telecommunication and internet markets, and the securities were sold following the issuer’s decision not to pay a scheduled interest payment on another note even though the company stated that it had sufficient liquidity to make the payment. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than three years.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.9 billion as of March 31, 2005 and December 31, 2004, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	March 31 2005	December 31 2004
Investment-Grade Fixed Maturity Securities	90.5%	90.0%
Below-Investment-Grade Fixed Maturity Securities	6.3	6.4
Mortgage Loans	1.6	1.5
Real Estate	0.1	0.1
Short-term Investments	0.7	1.2
Other Invested Assets	0.8	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at March 31, 2005, included $32.5 billion, or 99.7 percent, of bonds and derivative instruments and $107.2 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2005

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,317.8	203.0	$351.0	$(17.1)	$1,966.8	$220.1
Canadian	380.1	82.6	—	—	380.1	82.6
Capital Goods	2,323.2	257.0	283.6	(10.6)	2,039.6	267.6
Communications	2,733.9	270.0	468.2	(31.9)	2,265.7	301.9
Consumer Cyclical	1,323.9	40.3	473.3	(44.6)	850.6	84.9
Consumer Non-Cyclical	3,514.4	298.0	586.5	(17.8)	2,927.9	315.8
Derivative Instruments	460.7	428.0	(85.4)	(85.4)	546.1	513.4
Energy (Oil & Gas)	2,535.7	349.3	140.0	(5.4)	2,395.7	354.7
Financial Institutions	3,175.1	96.5	1,236.1	(61.2)	1,939.0	157.7
Mortgage/Asset Backed	4,210.6	346.8	600.9	(6.3)	3,609.7	353.1
Sovereigns	622.1	19.5	254.2	(5.5)	367.9	25.0
Technology	322.4	23.7	86.7	(5.3)	235.7	29.0
Transportation	1,057.6	110.3	103.6	(20.5)	954.0	130.8
U.S. Government Agencies and Municipalities	2,164.1	33.0	1,150.6	(115.5)	1,013.5	148.5
Utilities	5,365.8	477.5	928.9	(34.8)	4,436.9	512.3

Total	$32,507.4	$3,035.5	$6,578.2	$(461.9)	$25,929.2	$3,497.4

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2005.

Fixed Maturity Bonds – By Maturity

As of March 31, 2005

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$34.7	$(0.2)
Due after 1 year up to 5 years	371.7	(10.7)
Due after 5 years up to 10 years	1,412.1	(142.7)
Due after 10 years	4,158.8	(302.0)

Subtotal	5,977.3	(455.6)
Mortgage/Asset-Backed Securities	600.9	(6.3)

Total	$6,578.2	$(461.9)

Of the $461.9 million in gross unrealized losses at March 31, 2005, $380.1 million, or 82.3 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2005.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$2,264.4	$(47.1)
> 90 <= 180 days	478.7	(21.1)
> 180 <= 270 days	23.1	(0.7)
> 270 <= 1 year	505.8	(57.1)
> 1 year <= 2 years	1,974.8	(202.9)
> 2 years <= 3 years	388.6	(17.7)
> 3 years	94.4	(33.5)

Totals	$5,729.8	$(380.1)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2005. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on March 31, 2005. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to March 31, 2005.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$373.6	$(13.9)

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	93.9	(12.3)

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	7.7	(0.2)

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	50.2	(4.0)

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	158.0	(21.0)
fair value < 70% >= 40% of amortized cost	6.7	(3.5)

Subtotal	164.7	(24.5)

> 3 years
fair value < 100% >= 70% of amortized cost	143.8	(17.4)
fair value < 70% >= 40% of amortized cost	14.5	(9.5)

Subtotal	158.3	(26.9)

Totals	$848.4	$(81.8)

As of March 31, 2005, the Company held two securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of March 31, 2005

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
U.S. Government Sponsored Mortgage Funding Company	568.6	(103.6)	> 1 years <= 2 years
Principal Protected Equity Linked Note	41.2	(26.1)	> 3 years

Total Investment-Grade	$609.8	$(129.7)

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

The fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of March 31, 2005, with no negative outlook by rating agencies or in analysts’ reports. The changes in the market value of this security relates to changes in interest rates subsequent to the purchase of the bond. The Company believes that the decline in fair value of this security is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the AA rating of the issuer, as determined by S&P as of March 31, 2005. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection in the event of a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index subsequent to the purchase date of the note. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. The Company therefore believes that the decline in fair value of the note is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $3.9 billion and $3.8 billion on an amortized cost basis at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the mortgage-backed securities had an average life of 6.5 years and effective duration of 4.5 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of March 31, 2005, the Company’s exposure to below-investment-grade fixed maturity securities was $2,118.6 million, approximately 6.3 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.4 percent at the end of 2004. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2005, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $25.1 million and $24.9 million, respectively, at March 31, 2005, and $25.6 million and $24.8 million, respectively, at December 31, 2004.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $521.1 million and $498.2 million on an amortized cost basis at March 31, 2005 and December 31, 2004, respectively. The Company believes its mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. The Company had no restructured mortgage loans at March 31, 2005 or December 31, 2004. At March 31, 2005, the Company had $5.9 million in delinquent mortgage loans. The Company had no delinquent mortgage loans at December 31, 2004.

The Company expects that during 2005 it will invest in additional commercial mortgage loans. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $26.2 million and $27.4 million at March 31, 2005 and December 31, 2004, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $4.9 million at March 31, 2005 and $6.2 million at December 31, 2004.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At March 31, 2005, the balance in the valuation allowances for real estate was $9.3 million. No valuation allowance was held for mortgage loans at March 31, 2005.

Derivatives

The Company uses derivative financial instruments to manage duration, increase yield on cash flows expected from current holdings and future premium income, and manage currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivatives transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during the first quarter of 2005 involved current and forward interest rate swaps, current and forward currency swaps, forward contracts on credit spreads on specific fixed income securities, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarters of 2005 and 2004, the Company recognized net gains of $7.9 million and $5.6 million, respectively, on the termination of cash flow hedges and reported these amounts in other comprehensive income. The Company amortized $4.7 million and $5.0 million of net deferred gains into net investment income in the first quarter of 2005 and 2004, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $99.8 million at March 31, 2005. Additions and terminations, in notional amounts, to the Company’s hedging programs during the first quarter of 2005 were $114.7 million and $59.1 million, respectively, and in the first quarter of 2004 were $531.2 million and $544.0, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,851.5 million at March 31, 2005 and $4,795.9 million at December 31, 2004.

As of March 31, 2005 and December 31, 2004 the Company had $690.9 million and $707.3 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

As of March 31, 2005 and December 31, 2004 the Company had $785.0 million notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. The Company recognized $1.8 million and $40.9 million in net realized investment gains during the first quarters of 2005 and 2004, respectively, due to the change in value of the embedded derivatives recognized under DIG Issue B36.

Non-current Investments

The Company’s exposure to non-current investments totaled $90.5 million at March 31, 2005, or 0.3 percent of invested assets excluding ceded policy loans, compared to $91.5 million at December 31, 2004. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At March 31, 2005 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities and delinquent mortgage loans for which before-tax impairment losses of approximately $178.7 million had been recorded life-to-date. The amortized cost of these investments was $66.7 million. Approximately $78.3 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of March 31, 2005, the Company had $393.9 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at March 31, 2005.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $287.2 million for the three months ended March 31, 2005, compared to $277.7 million for the comparable period of 2004. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting the Company’s insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

The income tax adjustment to reconcile net income (loss) to net cash provided by operating activities increased $249.7 million in the first quarter of 2005 compared to the prior year first quarter primarily as a result of the income tax benefit related to the previously mentioned first quarter of 2004 restructuring charges associated with the individual income protection – closed block segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $305.2 million and $239.8 million for the three months ended March 31, 2005 and 2004, respectively. The Company generated $118.2 million less in proceeds from maturities of available-for-sale securities in the first quarter of 2005 than in the comparable period of 2004, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company utilized short-term investments during the three months ended March 31, 2004 in anticipation of the cash to be transferred in conjunction with the reinsurance transaction related to the individual income protection – closed block restructuring.

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

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $51.9 million for the first quarter of 2005 compared to $26.4 million provided for the same period in 2004. During the first quarter of 2005, the Company reduced short-term debt $25.0 million by repayment of maturing debt.

As of March 31, 2005, the Company had $202.0 million of short-term debt payable in 2005. The Company has adequate cash resources to meet this obligation.

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

The Company also has the ability to draw a dividend from its United Kingdom-based affiliate, Unum Limited. Such dividends are limited in amount, based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $152.5 million is available for the payment of dividends from Unum Limited during 2005.

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

Debt

At March 31, 2005, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $2,862.0 million and short-term debt totaling $202.0 million. At March 31, 2005, the debt to total capital ratio was 34.6 percent compared to 35.2 percent at December 31, 2004. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 25.0 percent at March 31, 2005, compared to 25.5 percent at December 31, 2004.

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

See “Debt” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, for further discussion.

Commitments

With respect to the Company’s commitments, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first three months of 2005, there were no substantive changes to the Company’s commitments.

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

These measures are as follows:

•	The maintenance of a Best Capital Adequacy Ratio (BCAR) of at least 150 percent on a consolidated basis, as well as for the primary operating companies.

•	The maintenance of an NAIC risk-based capital ratio of at least 250 percent.

•	No common stock repurchases through year end 2006.

•	After-tax operating earnings (excluding special charges) of $450 to $500 million on a GAAP basis in 2004 and 2005, respectively, and after-tax statutory operating earnings of at least $375 million for both periods as well.

•	The debt-to-capital ratio cannot exceed its present level, and this ratio should trend downward with future equity growth through retained earnings and the 2005 debt pay-down.

•	Cash at the holding company will be maintained to cover approximately six months of after-tax debt interest service and stockholder dividends. While the agency stated that a portion of the current cash position is intended for the pay-down of debt in 2005, it expects that the Company will build to a six-month cash position over a reasonable period of time.

•	Persistency of the Company’s core group long-term income protection business will not drop below 80 percent. AM Best will also be taking into consideration the quality of business lapsing and the resulting impact on the Company’s loss ratios.

•	The Company should not have any additional significant charges.

•	Settlement expectations shall not exceed 120 percent of expected response rates, amount of claims reopened, size of claims payments and expenses associated with the payout.

The Company believes that its results for March 31, 2005 are in compliance with each of these measures.

In the first quarter of 2004, the ratings from Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. In May 2004 and again in November 2004, Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves. In February 2005, Fitch completed its analysis, citing the material progress the Company has made in strengthening risk based capital levels, resolving the multi-state market conduct examination, and improving GAAP and statutory earnings. Fitch reaffirmed all of the Company’s ratings and revised the outlook to stable.

In May 2004, Moody’s downgraded the Company’s senior debt credit ratings to Ba1 from Baa3 and the financial strength ratings on the Company’s insurance company subsidiaries to Baa1 from A3. The ratings outlook is “negative”. This action concluded the ratings review Moody’s initiated in February 2004. Moody’s indicated that the primary driver in the rating action was concern about the execution risk associated with the Company’s strategic plans to restore profitability to its core U.S. group long-term income protection business. Moody’s also noted that the Company had made considerable progress in improving its capital position throughout 2003. The change in the senior debt rating to Ba1 represents a below-investment-grade rating. In November 2004, Moody’s placed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance company subsidiaries on review for possible downgrade due to the heightened event risk associated with the issues concerning broker compensation in the employee benefit market. In April 2005, Moody’s confirmed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance subsidiaries while maintaining a negative outlook. This rating action concluded the review for possible downgrade that began in November 2004.

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

	AM Best	Fitch	Moody’s	S&P
UnumProvident Corporation
Senior Debt	bbb-	BBB-(Good)	Ba1 (Speculative)	BB+
U.S. Insurance Subsidiaries
Provident Life & Accident	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life & Casualty	A-(Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A-(Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell, or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

See “Risk Factors – Debt and Financial Strength Ratings” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, for further discussion.

Other Information

Pension and Postretirement Benefit Plans

The Company maintains separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company follows Statements of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in its financial reporting and accounting for its pension and post-retirement benefit plans. See the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, and Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first three months of 2005, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Employment Agreement between Joseph M. Zubretsky and UnumProvident Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 7, 2005).*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 6(a) of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation (Registrant)

Date: May 9, 2005	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 9, 2005	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer