Form 10-Q
period 2005-06-30
UNUMPROVIDENT CORP
filed 2005-08-08
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common stock, $0.10 par value	297,886,901

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, UnumProvident Corporation, together with its subsidiaries, unless the context implies otherwise (the Company), claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, is or may be considered as forward-looking. Examples of disclosures that contain such information include, among others, sales estimates, income projections, and reserves and related assumptions. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Costs incurred in connection with implementation of the multistate market conduct regulatory settlement agreements.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention may adversely affect the Company’s business and results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company, and either may adversely affect the Company’s business and results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect the Company’s business and results of operations in a period.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect the Company’s business and results of operations in a period.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	June 30 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)

Assets
Investments
Fixed Maturity Securities - at fair value	$34,027.4	$32,488.4
Equity Securities	12.8	12.9
Mortgage Loans	600.3	498.2
Real Estate	18.2	27.4
Policy Loans	3,074.0	3,073.6
Other Long-term Investments	75.9	77.0
Short-term Investments	232.1	410.2

Total Investments	38,040.7	36,587.7

Other Assets
Cash and Bank Deposits	94.9	130.7
Accounts and Premiums Receivable	2,118.2	2,033.1
Reinsurance Receivable	7,276.2	6,969.2
Accrued Investment Income	599.9	588.3
Deferred Policy Acquisition Costs	2,917.3	2,882.5
Value of Business Acquired	88.1	101.5
Goodwill	270.5	271.1
Current Income Tax	26.6	—
Other Assets	968.2	1,236.5
Separate Account Assets	29.8	31.7

Total Assets	$52,430.4	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	June 30 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,033.7	$2,060.1
Reserves for Future Policy and Contract Benefits and Unearned Premiums	34,367.9	33,507.1
Other Policyholders’ Funds	2,339.1	2,425.3
Current Income Tax	—	0.3
Deferred Income Tax	1,337.0	1,060.6
Short-term Debt	200.0	227.0
Long-term Debt	2,862.0	2,862.0
Other Liabilities	1,406.3	1,434.1
Separate Account Liabilities	29.8	31.7

Total Liabilities	44,575.8	43,608.2

Commitments and Contingent Liabilities - Note 10

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 299,837,996 and 298,497,008 shares	30.0	29.8
Additional Paid-in Capital	1,615.1	1,588.4
Accumulated Other Comprehensive Income	1,820.5	1,481.1
Retained Earnings	4,464.7	4,185.5
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(21.5)	(6.5)

Total Stockholders’ Equity	7,854.6	7,224.1

Total Liabilities and Stockholders’ Equity	$52,430.4	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,940.0	$1,956.8	$3,875.0	$3,913.0
Net Investment Income	548.2	532.9	1,076.2	1,067.0
Net Realized Investment Gain (Loss)	65.5	(86.5)	62.3	(61.1)
Other Income	103.0	106.1	215.1	214.1

Total Revenue	2,656.7	2,509.3	5,228.6	5,133.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,730.6	1,756.8	3,468.5	3,636.1
Commissions	210.2	212.4	417.9	433.7
Interest and Debt Expense	52.9	51.5	105.7	100.7
Deferral of Policy Acquisition Costs	(145.0)	(146.1)	(282.6)	(294.4)
Amortization of Deferred Policy Acquisition Costs	121.1	109.6	236.9	218.2
Amortization of Value of Business Acquired	3.9	5.2	8.0	9.1
Impairment of Intangible Assets	—	—	—	856.4
Compensation Expense	192.8	185.1	377.6	372.8
Other Operating Expenses	224.4	222.7	449.2	458.5

Total Benefits and Expenses	2,390.9	2,397.2	4,781.2	5,791.1

Income (Loss) from Continuing Operations Before Income Tax	265.8	112.1	447.4	(658.1)

Income Tax (Benefit)	94.5	37.1	123.9	(163.8)

Income (Loss) from Continuing Operations	171.3	75.0	323.5	(494.3)

Discontinued Operations - Note 3
Loss Before Income Tax	—	(108.2)	—	(97.4)
Income Tax Benefit	—	(40.4)	—	(36.6)

Loss from Discontinued Operations	—	(67.8)	—	(60.8)

Net Income (Loss)	$171.3	$7.2	$323.5	$(555.1)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.58	$0.25	$1.09	$(1.67)
Net Income (Loss)	$0.58	$0.02	$1.09	$(1.88)
Assuming Dilution
Income (Loss) from Continuing Operations	$0.55	$0.25	$1.05	$(1.67)
Net Income (Loss)	$0.55	$0.02	$1.05	$(1.88)

Dividends Paid	$0.0750	$0.0750	$0.1500	$0.1500

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

Comprehensive Loss, Net of Tax
Net Loss				(555.1)			(555.1)
Change in Net Unrealized Gain on Securities			(408.7)				(408.7)
Change in Net Gain on Cash Flow Hedges			(21.5)				(21.5)
Change in Foreign Currency Translation Adjustment			5.6				5.6

Total Comprehensive Loss							(979.7)

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		4.5				2.5	7.0
Dividends to Stockholders				(44.3)			(44.3)

Balance at June 30, 2004	$29.8	$1,586.0	$746.6	$3,927.5	$(54.2)	$(9.3)	$6,226.4

Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Income, Net of Tax
Net Income				323.5			323.5
Change in Net Unrealized Gain on Securities			238.8				238.8
Change in Net Gain on Cash Flow Hedges			147.8				147.8
Change in Foreign Currency Translation Adjustment			(47.2)				(47.2)

Total Comprehensive Income							662.9

Common Stock Activity	0.2	26.7				(15.0)	11.9
Dividends to Stockholders				(44.3)			(44.3)

Balance at June 30, 2005	$30.0	$1,615.1	$1,820.5	$4,464.7	$(54.2)	$(21.5)	$7,854.6

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Six Months Ended June 30
	2005	2004
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$323.5	$(555.1)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(282.6)	(308.0)
Amortization and Depreciation	277.4	262.6
Impairment of Intangible Assets	—	856.4
Net Realized Investment (Gain) Loss	(62.3)	61.5
Insurance Reserves and Liabilities	644.4	944.3
Income Tax	59.2	(193.2)
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	—	(303.4)
Other	(330.0)	(312.5)

Net Cash Provided by Operating Activities	629.6	452.6

Cash Flows from Investing Activities
Proceeds from Sales of Investments	1,054.4	887.1
Proceeds from Maturities of Investments	681.4	1,035.9
Purchase of Investments	(2,515.4)	(2,089.2)
Net Sales (Purchases) of Short-term Investments	175.9	(487.8)
Acquisition of Business	—	(0.7)
Disposition of Business	—	(12.9)
Other	19.7	(24.5)

Net Cash Used by Investing Activities	(584.0)	(692.1)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	1.5	2.0
Maturities and Benefit Payments from Policyholder Accounts	(5.4)	(7.3)
Net Short-term Debt Repayments	(27.0)	—
Issuance of Long-term Debt	—	300.0
Issuance of Common Stock	—	4.2
Dividends Paid to Stockholders	(44.3)	(44.3)
Other	(4.7)	(15.5)

Net Cash Provided (Used) by Financing Activities	(79.9)	239.1

Effect of Foreign Exchange Rate Changes on Cash	(1.5)	0.4

Net Decrease in Cash and Bank Deposits	(35.8)	—

Cash and Bank Deposits at Beginning of Year	130.7	119.2

Cash and Bank Deposits at End of Period	$94.9	$119.2

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 4, and the reserve strengthening as discussed in Note 5) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

During 2004, the Company completed the sale of its Canadian branch. Financial results for the Canadian branch are reported as discontinued operations in the condensed consolidated financial statements, and except where noted, the information presented in the notes to condensed consolidated financial statements excludes the Canadian branch. See Note 3 for further discussion of the Company’s discontinued operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2 - Accounting Pronouncement Outstanding

During 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions were applied to all employee awards granted, modified, or settled after January 1, 2003. Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123 (R)), Share-Based Payment, was issued in December 2004 and requires all stock-based employee compensation, including grants of employee stock options, to be recognized in the financial statements using the fair value based method. SFAS 123(R) is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations. The provisions of SFAS 123(R) were initially to have become effective July 1, 2005. However, in April 2005, the Securities and Exchange Commission delayed the date for compliance with SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will therefore adopt SFAS 123(R) effective January 1, 2006. Because the Company had previously adopted the fair value recognition provisions of SFAS 123, the adoption of the pronouncement will have an immaterial impact on the Company’s financial position and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 3 - Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch. The Company also recognized a loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to write down the value of bonds in the Canadian branch investment portfolio to market value.

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

Selected results for the Canadian branch are as follows:

	Three Months Ended June 30 2004	Six Months Ended June 30 2004
	(in millions of dollars, except share data)
Premium Income	$31.3	$124.5

Total Revenue	$36.9	$146.2

Income Before Income Tax, Excluding Loss on Sale and Write-downs	$4.8	$16.2
Loss on Sale and Write-downs	(113.0)	(113.6)

Loss Before Income Tax	$(108.2)	$(97.4)

Income Excluding Loss on Sale and Write-downs	$3.1	$10.5
Loss on Sale and Write-downs, Net of Income Tax	(70.9)	(71.3)

Loss	$(67.8)	$(60.8)

Loss Per Share
Basic	$(0.23)	$(0.21)
Assuming Dilution	$(0.23)	$(0.21)

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

June 30, 2005

Note 4 - Segment Information and Impairment of Intangible Assets - Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 4 - Segment Information and Impairment of Intangible Assets - Continued

Selected data by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars)
Premium Income
Income Protection
Group Long-term Income Protection	$633.3	$630.5	$1,263.4	$1,260.3
Group Short-term Income Protection	146.0	155.9	289.8	313.0
Individual Income Protection – Recently Issued	141.0	128.9	281.4	258.7
Long-term Care	117.4	109.2	231.9	217.6

	1,037.7	1,024.5	2,066.5	2,049.6

Life and Accident
Group Life	372.1	394.9	741.3	783.7
Accidental Death and Dismemberment	38.5	45.5	79.0	92.6
Brokerage Voluntary Life and Other	62.1	55.8	122.8	110.0

	472.7	496.2	943.1	986.3

Colonial
Income Protection	126.3	120.7	252.1	239.7
Life	28.3	26.7	56.3	53.3
Other	41.0	36.6	80.7	72.1

	195.6	184.0	389.1	365.1

Individual Income Protection – Closed Block	232.8	249.2	474.8	500.5

Other	1.2	2.9	1.5	11.5

	1,940.0	1,956.8	3,875.0	3,913.0

Net Investment Income and Other Income
Income Protection	302.0	288.8	597.3	570.4
Life and Accident	58.0	49.7	116.2	99.1
Colonial	24.3	24.4	50.5	47.5
Individual Income Protection – Closed Block	209.5	210.1	414.1	450.9
Other	40.8	41.3	79.2	84.0
Corporate	16.6	24.7	34.0	29.2

	651.2	639.0	1,291.3	1,281.1

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
Income Protection	1,339.7	1,313.3	2,663.8	2,620.0
Life and Accident	530.7	545.9	1,059.3	1,085.4
Colonial	219.9	208.4	439.6	412.6
Individual Income Protection – Closed Block	442.3	459.3	888.9	951.4
Other	42.0	44.2	80.7	95.5
Corporate	16.6	24.7	34.0	29.2

	2,591.2	2,595.8	5,166.3	5,194.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 4 - Segment Information and Impairment of Intangible Assets - Continued

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars)
Benefits and Expenses
Income Protection	$1,247.9	$1,222.5	$2,492.3	$2,454.9
Life and Accident	466.4	487.3	923.7	969.9
Colonial	176.3	169.0	352.2	336.6
Individual Income Protection – Closed Block	414.6	429.3	838.1	1,845.2
Other	31.5	33.7	64.1	77.9
Corporate	54.2	55.4	110.8	106.6

	2,390.9	2,397.2	4,781.2	5,791.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
Income Protection	91.8	90.8	171.5	165.1
Life and Accident	64.3	58.6	135.6	115.5
Colonial	43.6	39.4	87.4	76.0
Individual Income Protection – Closed Block	27.7	30.0	50.8	(893.8)
Other	10.5	10.5	16.6	17.6
Corporate	(37.6)	(30.7)	(76.8)	(77.4)

	$200.3	$198.6	$385.1	$(597.0)

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars)
Operating Revenue by Segment	$2,591.2	$2,595.8	$5,166.3	$5,194.1
Net Realized Investment Gain (Loss)	65.5	(86.5)	62.3	(61.1)

Revenue	$2,656.7	$2,509.3	$5,228.6	$5,133.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)	$200.3	$198.6	$385.1	$(597.0)
Net Realized Investment Gain (Loss)	65.5	(86.5)	62.3	(61.1)
Income Tax (Benefit)	94.5	37.1	123.9	(163.8)
Loss from Discontinued Operations, Net of Tax	—	(67.8)	—	(60.8)

Net Income (Loss)	$171.3	$7.2	$323.5	$(555.1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 4 - Segment Information and Impairment of Intangible Assets - Continued

Assets by segment are as follows:

	June 30 2005	December 31 2004
	(in millions of dollars)
Income Protection	$19,482.3	$18,677.7
Life and Accident	4,375.0	4,333.3
Colonial	2,205.9	2,111.2
Individual Income Protection – Closed Block	16,335.7	15,991.4
Other	8,935.3	8,901.7
Corporate	1,096.2	817.0

Total	$52,430.4	$50,832.3

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

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net individual income protection – closed block reserves as of March 31, 2004, which equaled $9.530 billion prior to this increase.

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

The expense recognized in the three and six month periods ended June 30, 2005 and 2004 for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$171.3	$7.2	$323.5	$(555.1)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed Under SFAS 148, Net of Tax	0.2	0.3	0.4	0.4
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(0.2)	(1.1)	(0.8)	(2.3)

Pro Forma Net Income (Loss)	$171.3	$6.4	$323.1	$(557.0)

Net Income (Loss) Per Share:
Basic - as Reported	$0.58	$0.02	$1.09	$(1.88)
Basic - Pro Forma	$0.58	$0.02	$1.09	$(1.89)

Assuming Dilution - as Reported	$0.55	$0.02	$1.05	$(1.88)
Assuming Dilution - Pro Forma	$0.55	$0.02	$1.05	$(1.89)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost, including discontinued operations, related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
	2005	2004	2005	2004	2005	2004
	(in millions of dollars)
Service Cost	$8.8	$7.3	$2.3	$2.1	$1.0	$1.2
Interest Cost	10.9	9.3	1.9	1.4	2.6	2.8
Expected Return on Plan Assets	(10.0)	(8.9)	(1.7)	(1.1)	(0.1)	(0.1)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(1.0)	(0.9)
Amortization of Net Loss	4.8	4.0	0.7	0.6	—	—
Curtailment	—	—	—	0.7	—	(9.4)

Net Periodic Benefit Cost (Credit)	$13.8	$11.0	$3.2	$3.7	$2.5	$(6.4)

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2005	2004	2005	2004	2005	2004
	(in millions of dollars)
Service Cost	$17.6	$14.6	$4.6	$4.5	$2.1	$2.4
Interest Cost	21.8	18.6	3.8	3.0	5.2	5.6
Expected Return on Plan Assets	(20.1)	(17.8)	(3.4)	(2.4)	(0.3)	(0.3)
Amortization of Prior Service Cost	(1.4)	(1.4)	—	—	(2.0)	(1.8)
Amortization of Net Loss	9.6	8.0	1.4	1.2	—	—
Curtailment	—	—	—	0.7	—	(9.4)

Net Periodic Benefit Cost (Credit)	$27.5	$22.0	$6.4	$7.0	$5.0	$(3.5)

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

June 30, 2005

Note 7 - Pensions and Other Postretirement Benefits - Continued

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

Note 8 - Debt, Stockholders’ Equity, and Earnings Per Common Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 8 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

Net income (loss) per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$171.3	$7.2	$323.5	$(555.1)

Denominator (000s)
Weighted Average Common Shares - Basic	295,606.4	295,161.3	295,558.6	295,092.3
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	10,848.9	4,870.2	10,570.5	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	2,653.0	1,446.7	2,236.1	—

Weighted Average Common Shares - Assuming Dilution	309,108.3	301,478.2	308,365.2	295,092.3

Net Income (Loss) Per Common Share
Basic	$0.58	$0.02	$1.09	$(1.88)
Assuming Dilution	$0.55	$0.02	$1.05	$(1.88)

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the six month period ending June 30, 2004, approximately 5.0 million issuable shares related to the purchase contract elements of the units and approximately 1.4 million issuable common shares for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 12.4 million and 12.5 million shares of common stock for the three and six month periods ended June 30, 2005, respectively, and 14.7 million and 14.9 million shares for the three and six month periods ended June 30, 2004, respectively, were outstanding during the respective periods but were not included in the computation of net income (loss) per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of the Company’s common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 8 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 9 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	June 30 2005	December 31 2004
	(in millions of dollars)
Net Unrealized Gain on Securities	$1,548.6	$1,309.8
Net Gain on Cash Flow Hedges	384.7	236.9
Foreign Currency Translation Adjustment	49.1	96.3
Minimum Pension Liability Adjustment	(161.9)	(161.9)

Accumulated Other Comprehensive Income	$1,820.5	$1,481.1

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars)
Net Income (Loss)	$171.3	$7.2	$323.5	$(555.1)

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	875.1	(1,119.4)	423.5	(539.5)
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	(65.5)	86.5	(62.3)	61.1
Reclassification Adjustment for Net Realized Investment Gain - Discontinued Operations	—	(140.6)	—	(139.4)
Change in Net Gain on Cash Flow Hedges	237.5	(136.7)	227.6	(33.0)
Change in Foreign Currency Translation Adjustment	(37.1)	(11.3)	(46.9)	1.9

	1,010.0	(1,321.5)	541.9	(648.9)
Change in Deferred Tax	362.8	(452.6)	202.5	(224.3)

Other Comprehensive Income	647.2	(868.9)	339.4	(424.6)

Comprehensive Income (Loss)	$818.5	$(861.7)	$662.9	$(979.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities

Putative Class Actions and Shareholder Derivative Multidistrict Litigation

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

Shareholder Derivative Actions

On November 22, 2002, the first of five purported shareholder derivative actions was filed in the State of Tennessee Chancery Court of Hamilton County. Between December 27, 2002 and March 11, 2003, four additional purported derivative actions were filed in Tennessee state court or the United States District Court for the Eastern District of Tennessee. The defendants removed each of the actions that were filed in Tennessee state court to the United States District Court for the Eastern District of Tennessee. On October 23, 2003, the district court denied motions filed by the plaintiffs to remand those actions back to Tennessee state court.

Each of these actions purport to be a shareholder derivative action brought for the benefit of nominal defendant UnumProvident Corporation against certain current and past members of its Board of Directors and certain executive officers alleging breaches of fiduciary duties and other violations of claims paying law by defendants. Plaintiffs allege, among other things, that the individual defendants established and perpetuated an illegal and improper policy of denying legitimate disability claims, engaged in improper financial reporting, and for certain defendants, engaged in insider trading. Further, plaintiffs allege as a result of their responsibility for and knowledge of the Company’s policies and practices, the individual defendants knew that the Company was violating various state and federal laws, including the federal securities laws, thus exposing the Company to liability and damages. Plaintiff alleges these acts violated, among other things, their fiduciary duties of good faith and loyalty.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

Federal Securities Law Class Actions

On February 12, 2003, the first of five virtually identical alleged securities class action suits was filed in the United States District Court for the Eastern District of Tennessee. On February 27, 2003, a sixth complaint was filed in the United States District Court for the Southern District of New York, and later was transferred to the Eastern District of Tennessee by agreement of the parties. In two orders dated May 21, 2003 and January 22, 2004, the district court consolidated these actions under the caption In re UnumProvident Corp. Securities Litigation.

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

Two virtually identical putative class actions were filed in the Southern District of New York in March and May 2003. These actions were transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings, and on February 18, 2004, the court consolidated these actions under the Azzolini caption. A separate action, Bernstein v. CorTs for Provident Financing Trust I, et al., was filed in the Eastern District of New York on July 7, 2003 and also transferred to the Eastern District of Tennessee. The Bernstein action makes identical allegations as the Azzolini action, but with respect to a different series of CorTs securities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

Policyholder Class Actions

On July 15, 2002, Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of Sonoma County, California and subsequently was removed to the United States District Court for the Northern District of California. On January 21, 2003, a First Amended Complaint was filed, purporting to be a class action. This complaint alleges that plaintiff individually was wrongfully denied disability benefits under a group long-term disability plan and alleges breach of state law fiduciary duties on behalf of himself and others covered by similar plans whose disability benefits have been denied or terminated after a claim was made. The complaint seeks, among other things, injunctive and declaratory relief and payment of benefits. On April 30, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the complaint. On May 14, 2003, the plaintiff filed a Second Amended Complaint seeking injunctive relief on behalf of a putative nationwide class of long-term disability insurance policyholders.

Between November 2002 and November 2003, six additional similar putative class actions were filed in (or later removed to) federal district courts in Illinois, Massachusetts, New York, Pennsylvania, and Tennessee. The complaints allege that the putative class members’ claims were evaluated improperly and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to the class members under ERISA, Racketeer Influenced Corrupt Organizations Act (RICO), and/or various state laws. The complaints sought various forms of equitable relief and money damages, including punitive damages.

These actions all were transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order. On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions. Among other things, the court in that order appointed a lead counsel in the actions and directed lead counsel to file a consolidated amended complaint, which was filed on February 20, 2004. On March 26, 2004, the defendants answered the complaints and simultaneously filed a motion for judgment on the pleadings in the ERISA Benefit Denial Actions. The court has not yet ruled upon that motion.

On April 30, 2003, a separate putative class action, Taylor v. UnumProvident Corporation, et al., was filed in the Circuit Court for Shelby County, Tennessee in the Thirteenth Judicial District at Memphis. The plaintiff seeks to represent all individuals who were insured by long-term disability policies issued by subsidiaries of UnumProvident and who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a UnumProvident subsidiary after January 1, 1995. Plaintiff alleges that UnumProvident Corporation and its subsidiaries employed various unfair claim practices in assessing entitlement to benefits by class members during this period and, as a result, wrongfully denied legitimate claims. The plaintiff and the class seek contractual, equitable, and injunctive relief under various state laws. On June 9, 2003, the defendants removed this action to the United States District Court for the Western District of Tennessee. This action was transferred to the Eastern District of Tennessee as part of the multidistrict litigation transfer order.

The parties in the ERISA Benefit Denial Actions and Taylor have engaged in certain limited discovery in connection with ongoing court-ordered mediation, as well as certain discovery on the merits of the claims asserted in the actions.

On April 9, 2004, the plaintiffs in Taylor and in the ERISA Benefit Denial Actions separately filed motions seeking certification of a plaintiff class. The defendants opposed each of those motions. The court has not yet ruled upon the motions. On July 1, 2005, the defendants also filed motions for summary judgment in each action.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The Company denies the allegations in the complaints in each of these actions and will vigorously defend the litigation and any attempt to certify the putative class.

Plan Beneficiary Class Actions

On April 29, 2003, the case of Gee v. UnumProvident Corporation, et al., was filed in the U.S. District Court for the Eastern District of Tennessee on behalf of a putative class of participants and beneficiaries of UnumProvident’s 401(k) Retirement Plan (Plan). On May 16, 2003, a similar action, Scanlon v. UnumProvident Corp., et al., was filed in the Eastern District of Tennessee.

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

On March 10, 2005, plaintiffs filed a motion for class certification. The defendants opposed that motion.

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation and any attempt to certify the class.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

On January 23, 2003, a jury in California State Court in Marin County, in the case of Chapman v. UnumProvident Corporation, et al., returned a verdict of $31.6 million against UnumProvident and two of its subsidiaries, The Paul Revere Life Insurance Company and Provident Life and Accident Insurance Company. The largest portion of the verdict was $30.0 million in punitive damages. The Company strongly disagreed with the verdict because the evidence did not support it. The Company filed post-trial motions which challenged, among other things, the excessiveness of the punitive damage award. On March 25, 2003, the court entered an order reducing the punitive damage award to $5.0 million, thereby reducing the total award to $6.1 million. On April 8, 2003, the plaintiff in the Chapman case accepted the reduced award. The Company appealed the final verdict to the California Court of Appeals. The case was resolved by way of confidential settlement while awaiting notice of oral argument.

On April 2, 2003, a jury in Phoenix, Arizona Federal Court in the case of Ceimo v. General American Life Insurance Company, Provident Life and Accident Insurance Company, and The Paul Revere Life Insurance Company returned a verdict of $85.6 million against General American Life Insurance Company and two subsidiaries of UnumProvident, Provident Life and Accident Insurance Company and The Paul Revere Life Insurance Company. This verdict included an award of $79.0 million in punitive damages. The Company filed all of the required post-trial motions. On September 17, 2003, the trial court ordered a reduction of the punitive damage verdict from $79.0 million to $7.0 million in punitive damages. The court’s ruling as to the reduction in punitive damages was based on the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell. The remainder of the verdict was upheld, and the court awarded the plaintiff $0.6 million in attorneys’ fees. The Company and Ceimo appealed the case to the Ninth Circuit Court of Appeals, and the court upheld the reduced award. The Company has paid the reduced judgment, and the case has now been concluded.

On December 11, 2003, the case of Jewel, et al. v. UnumProvident Corporation, et al., was filed in the Worcester County Superior Court, Commonwealth of Massachusetts. The Company received service of this matter on March 8, 2004. Plaintiffs seek to represent all individual long-term disability policyholders and all participants in group long-term disability plans which are not covered by ERISA who (a) had coverage issued by an insuring subsidiary and (b) whose claims for long-term disability benefits were denied, or whose payments of long-term disability benefits were terminated or suspended, on or after July 1, 1999. Plaintiffs allege that the defendants employed various unfair claim practices and seek declaratory, contractual, and injunctive relief. On April 20, 2004, the defendants answered the complaint by denying generally the allegations and asserting various defenses. On July 15, 2004, plaintiffs filed a motion seeking to certify a plaintiff class. On February 18, 2005, the Court denied that motion. The plaintiffs appealed the decision to the Massachusetts Court of Appeals. On April 8, 2005, the Court of Appeals upheld the trial court’s decision. The Company denies the allegations in the complaint and will vigorously defend the litigation. On July 18, 2005, the Jewel plaintiffs filed a motion to intervene in the multidistrict litigation proceeding entitled Taylor v. UnumProvident Corp. et al., currently pending in the Eastern District of Tennessee. No ruling has been made on that motion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

On December 20, 2004, Jeffrey A. Weiller v. New York Life Insurance Company, UnumProvident Corporation, and The Paul Revere Life Insurance Company, was filed in the Supreme Court of the State of New York. This complaint is brought by the plaintiff on behalf of himself and a purported class alleging that UnumProvident schemed to improperly deny or terminate legitimate claims filed under policies issued by several non-UnumProvident insurers on behalf of whom UnumProvident administers claims. On February 18, 2005, the defendants filed a motion to dismiss this action. On June 20, 2005, the plaintiff filed a motion seeking certification of a putative class. These motions remain pending. The Company denies the allegations and will vigorously defend against the allegations raised in the complaint.

Examinations and Investigations

Broker Compensation, Quoting Process, and Related Matters

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas or requests for additional information from the NYAG, including information regarding its quoting process and the placement of reinsurance coverages, and compensation arrangements between its subsidiary, GENEX Services, Inc. (GENEX), which provides services for those administering workers’ compensation claims, and third party administrators that contract with employers to administer the claims by employees. Shortly after the NYAG filed a lawsuit in October 2004 against a major insurance broker raising a number of issues relating to broker compensation practices and bid-rigging in the insurance industry, the Company announced its support for complete and timely disclosure of compensation paid to the broker of a customer. The Company is cooperating with the NYAG’s investigations and inquiries.

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

Between October 2004 and April 2005, the Company and/or its insurance subsidiaries received subpoenas or information requests from the Office of the Attorney General and/or the insurance departments of at least five additional states including Connecticut, Florida, Massachusetts, North Carolina, and South Carolina. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation agreements with brokers. The Company is producing information and will fully cooperate with these investigations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

On November 30, 2004, the Massachusetts Attorney General issued a Civil Investigative Demand to Unum Life Insurance Company of America relative to the sale of group life insurance to employees of the Commonwealth of Massachusetts. The inquiry relates to bonus payments made to an insurance broker who was hired by the Commonwealth to oversee the bidding process related to this coverage. These bonus payments were later recouped by the Company in cooperation with the Group Insurance Commission of Massachusetts. The Company has resolved this matter by way of Consent Decree and the payment of $650,000.

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

On April 7, 2005 the Florida Department of Financial Services (FDFS) issued a subpoena to UnumProvident Corporation seeking information from each of its insurance subsidiaries primarily regarding insurance issued to public entities in the state of Florida from 1999 to the present. On April 12, 2005, the Florida Office of Insurance Regulation (FOIR) issued a subpoena identical to the one received from the FDFS. On May 25, 2005, the Florida Attorney General issued a Civil Investigative Demand also making a set of identical requests as those made by FDFS and FOIR. The Company intends to fully cooperate with each of the governmental entities in Florida regarding these subpoenas and demands.

On July 21, 2005 the Insurance Commissioner of the State of Oklahoma issued a subpoena to UnumProvident Corporation and its insurance subsidiaries seeking information pertaining to both public entities and other Oklahoma insureds regarding broker compensation paid and disclosed to customers in that state and any evidence of bid rigging in the state of Oklahoma. The Company intends to fully cooperate with the subpoena.

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

Claim Related

The Company experienced increased market conduct examinations by state insurance departments during 2002 and 2003 focused specifically on its disability claims handling policies and practices. On March 19, 2003, the Company consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s insurance subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years, during which

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

period certain Georgia claims and complaints will be reviewed on a quarterly basis by representatives of the Georgia Department of Insurance. The Georgia order did not cite any violations of Georgia law or regulations.

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

While the multistate examination was in progress, several states continued their own market conduct examinations and investigations, which include claim related as well as certain other state specific issues. Although, Minnesota is participating in the multistate settlement agreements, the Company recently settled three prior market conduct examinations dating back to 1995 and paid a fine of $250,000. California conducted an examination and investigation relating to claims handling and other issues. California chose not to join the multistate settlement agreements, and discussions with the California Department of Insurance have been ongoing relating to various issues, some of which are within the general scope of the multistate examination and others that are outside its scope and relate to California specific issues. Arizona and New Mexico consented to join the multistate settlement agreements. Arizona has concluded its examination which focused only on non-claim related matters, and New Mexico may, or may not, continue to pursue its own examination which was begun prior to the multistate examination.

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

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

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

Brokerage Compensation Litigation

Since October 2004, the Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in putative class actions arising out of allegations relating to insurance brokerage compensation practices. Each of these actions, as discussed below, contends, among other things, that the defendants violated various federal and state laws by engaging in alleged bid rigging and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Several of these cases have been transferred to the United States District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. Those cases which have either not been transferred to MDL No. 1663 or will remain in the jurisdiction where they were filed are discussed in more detail below. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending upon the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s debt and financial strength ratings.

On October 20, 2004, a purported class action complaint for violations of RICO, Ronald Scott Shirley v. Universal Life Resources, et al., was filed in the United States District Court for the Southern District of California. The allegations are made against ULR and several major insurers, including UnumProvident, claiming there was a conspiracy to fraudulently market, sell and administer insurance products to employee benefit plans by extracting undisclosed compensation and fees from the employers sponsoring the plans and from the participants of those plans. On January 10, 2005, an amended complaint was filed and the amendment included the insertion of a new plaintiff, Cynthia Brandes. The case is now entitled, Cynthia Brandes individually and on behalf of all those similarly situated v. Universal Life Resources, et al. A Second Amended Complaint was filed on April 8, 2005, which asserts claims against the Company and certain of its subsidiaries for alleged violations of RICO, the Sherman Act, and ERISA. On April 18, 2005, co-defendant MetLife filed a notice of potential tag along and a request that this action be transferred to the United States District Court for the District of New Jersey as part of MDL No. 1663. A conditional transfer order to MDL No. 1663 was issued on June 1, 2005, which was opposed by one of the defendants. The remaining defendants, including UnumProvident, continue to seek transfer of this matter. The defendants filed a motion to dismiss on June 2, 2005. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On November 17, 2004, an action purporting to seek injunctive relief pursuant to the California Insurance Code, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al., was filed in the Superior Court of the State of California for the County of San Diego. Allegations are made against ULR and several major insurers, including UnumProvident, claiming that the broker was paid undisclosed or inadequately disclosed fees, commissions, and other compensation as kickbacks by the insurer defendants in return for the broker steering its clients to purchase insurance policies and other services from the insurer defendants. In addition to injunctive relief, the complaint purported to seek the imposition of a constructive trust to recover any funds acquired by any practice the Court may find to have been in violation of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

Insurance Code or the regulations promulgated thereunder. The case was removed to the United States District Court for the Southern District of California on January 3, 2005. On January 24, 2005, the plaintiff filed a motion to remand the case to state court. At a hearing on this motion on April 15, 2005, plaintiffs withdrew their demand for a constructive trust, which had furnished the basis for the removal to federal court. Thereafter, on April 18, 2005, the matter was remanded to state court. A Second Amended Complaint (SAC) was filed on June 3, 2005, and defendants filed a demurrer to the SAC on July 21, 2005. The Company denies the allegations of the complaint and will vigorously defend the litigation.

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

On April 13, 2005 the Company received service of the complaint entitled, Palm Tree Computers Systems, Inc. et al. on behalf of itself and all others similarly situated v. ACE USA, et al., which was filed in the Circuit Court of Seminole County, Florida on February 16, 2005. Prior to the Company being served, two other defendants filed petitions to remove the case to the United States District Court of the Middle District of Florida. One defendant has since stipulated that diversity jurisdiction does not exist, and the federal court has dismissed the removed action. The second defendant’s removal based on federal question jurisdiction is currently the subject of a motion to remand by both plaintiffs and a later served defendant who did not consent to removal. If the case remains in federal court, it will likely be transferred to the United States District Court for the District of New Jersey as part of MDL No. 1663, In re Insurance Brokerage Antitrust Litigation. The complaint is a putative class action and alleges violations of the Deceptive and Unfair Trade Practices Act of Florida and other states, breach of fiduciary duty, and unjust enrichment. The allegations are brought against numerous broker organizations and insurers and assert the Company and its subsidiaries and affiliates engaged in illegal and unethical contingent commission arrangements. The complaint seeks damages and injunctive relief as provided under the laws of the State of Florida and various other states. A conditional transfer order to MDL No. 1663 was issued on June 1, 2005, which was opposed by plaintiffs and one defendant. The remaining defendants, including UnumProvident, continue to seek transfer of this matter. The Company denies the allegations of the complaint and will vigorously defend the case.

On May 17, 2005, the Company received service of the First Amended Complaint entitled, Bensley Construction, Inc., on its own behalf and on behalf of others similarly situated, v. Marsh & McLennan Companies, Inc., et al., filed in Superior Court for Essex County, Commonwealth of Massachusetts on May 16, 2005, by the same counsel as in Palm Tree. The original complaint was filed on February 17, 2005, but was never served. The case was removed to Federal Court and a tag-along notice filed seeking transfer to MDL No. 1663. Plaintiff filed a motion to remand, which defendants will oppose. The allegations in this purported Massachusetts plaintiffs only class action allege violations of breach of fiduciary duty and unjust enrichment, similar to those in Palm Tree, under Massachusetts state law. The Company denies the allegations of the complaint and will vigorously defend the case.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2005

Note 10 - Commitments and Contingent Liabilities - Continued

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

Note 11 - Other Items

In April 2005, the Internal Revenue Service completed its current examination of the Company and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Separately, a number of additional proposed adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with these proposed adjustments.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004, and the condensed statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

August 2, 2005

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

Executive Summary

Segment operating performance improved during the second quarter of 2005 relative to the prior year second quarter, with the U.K. operation, the Colonial segment, and many of the U.S. brokerage lines of business reporting stable or improving operating performance. Operating income by segment, which excludes realized investment gains and losses, income taxes, and the results of discontinued operations, was $200.3 million in the second quarter of 2005, compared to $198.6 million in the second quarter of 2004. The Company believes that its U.S. group income protection business continues to exhibit long-term improvement with respect to underwriting, pricing, and expense management due to the actions taken over the past several quarters to increase the profitability in this business. Claims management results in the second quarter of 2005 improved over the first quarter of 2005 results, but were still below the Company’s long-term expectations for this business.

The Company reported net income of $171.3 million in the second quarter of 2005, compared to $7.2 million in the second quarter of 2004. Included in net income for the second quarter of 2005 was a net realized investment gain before tax of $65.5 million, compared to a net realized investment loss of $86.5 million in the second quarter of 2004. The second quarter of 2005 realized investment gain includes a gain of $62.8 million related to changes in the fair value of the embedded derivatives in certain reinsurance contracts compared to a loss of $75.3 million in the second quarter of 2004. The second quarter of 2004 also included a $67.8 million loss, net of income tax, from the Company’s Canadian branch discontinued operations, the sale of which closed effective April 30, 2004.

The Company’s U.S insurance subsidiaries’ statutory results for the second quarter of 2005 continued the healthy trend experienced over the last several quarters, maintaining the desired capital strength and dividend capacity. Combined statutory capital and surplus was approximately $4.190 billion at June 30, 2005, compared to $4.105 billion at December 31, 2004.

The Company’s 2005 priorities are as follows:

•	Continued profitability improvement in the U.S. brokerage lines of business, particularly in the group income protection line of business;

•	Successful implementation of the changes required by the multistate market conduct regulatory settlement agreements and restoration of greater consistency in the timing of claim decisions and better claim management performance;

•	Maintaining solid performance and profitable growth in the Company’s U.K. operation and the Colonial segment;

•	Managing the investment portfolio to match the effective asset and liability cash flows and durations while seeking to maximize investment income and total return and actively manage credit risk;

•	Focusing on operational excellence, continuous improvement, and process innovation while aggressively managing expenses;

•	Responding to the industry-wide focus on broker compensation and related matters and resolving the California market conduct examination;

•	Producing improvements in financial and operating performance which meet or exceed the expectations of the rating agencies, thereby increasing the opportunity for improved debt and financial strength ratings over time; and

•	Maintaining a strong balance sheet and capital position, including reducing the Company’s leverage by repaying maturing debt of $227.0 million.

Progress in the first and second quarters of 2005 included the following:

•	For the U.S. brokerage lines of business, the first and second quarter of 2005 operating performance with respect to sales and pricing continued to show evidence of long-term improvement. The Company has begun to restore sales momentum relative to the second half of 2004 while maintaining its disciplined pricing approach for new business and believes that this strategy of focusing on the more profitable market segments will result in increased future profitability. Sales in the second quarter of 2005 for the U.S. brokerage group income protection line of business increased 7.7 percent over the second quarter of 2004, with sales in the small and mid-employer markets very strong while the large case market results were lower than the prior year. Persistency in the Company’s group lines of business was below the level of 2004, but generally in line with the Company’s expectations. The Company is committed to maintaining this disciplined approach to this business.

•	The Company is implementing the procedural and organizational changes outlined in the multistate regulatory settlement agreements and resulting from other process improvement initiatives. Implementation of these changes has temporarily reduced the operating effectiveness of the Company’s claims management. Improving the claim management results will continue to be a major operational focus during the remainder of the year. Management has assessed the causes of the disruption and the lower than expected performance and has begun taking appropriate corrective actions. While this disruption has not been eliminated, progress was made during the second quarter in restoring operational effectiveness, and as such, the cost of the disruption was lower in the second quarter than it was in the first quarter. Once the disruption has been eliminated, management expects claim operational effectiveness to reflect greater consistency in the timing of claim decisions, confirm management’s current belief concerning long-term expectations for recovery rates, and reflect any other more permanent effects of the changes, while maintaining the level of quality desired. To the extent that the operational improvement the Company has projected occurs at a slower rate, the Company is likely to incur some additional costs in its claim operations over the next several quarters. See “Settlement of Multistate Market Conduct Examination” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 for a complete discussion of the settlement agreements.

•	The Company’s U.K. operation and the Colonial segment produced favorable operating results in the second quarter of 2005 relative to the second quarter of 2004. In addition, sales for the Colonial segment increased $2.7 million, or 4.3 percent, in the second quarter of 2005 relative to the comparable period last year. Sales for the U.K. operation’s group income protection line of business increased $6.5 million, or 20.2 percent, but group life sales decreased $23.8 million, or 82.6 percent, due to the competitive environment in the U.K. for group life products.

•	The continued low level of new money rates and the limited supply of longer duration quality investments currently available in the marketplace continue to pressure the Company’s investment results. The Company believes its portfolios are well positioned from an asset-liability management perspective and that an increase in interest rates, even slightly, will improve the Company’s ability to grow the profitability of its businesses. In the current interest rate environment, the Company believes the margins between its claim reserve discount rates and its investment portfolio yield rates are adequate.

•	The Company continues to focus on operational excellence. During the second quarter of 2005, the consolidated ratio of operating expenses to premium income was 21.5 percent, slightly higher than the 21.2 percent ratio in the first quarter of 2005 and 20.8 percent for the second quarter of 2004. Premium income declined from $1,956.8 million in the second quarter of 2004 to $1,940.0 million in the second quarter of 2005 due to the expected decline in persistency resulting from the Company’s targeted rate increases in its group lines of business. The Company is aggressively managing its expenses against this expected decline in premium income while at the same time continuing to provide innovative and high quality service to its customers.

•	Discussions continue with the California Department of Insurance, which did not join the 2004 multistate settlement agreements. These discussions continue to be centered on claims practices as well as attempting to resolve a number of California specific issues. The Company also continues to cooperate and provide information in response to other regulatory investigations, as discussed more fully herein and in Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

•	During the first six months of 2005, three of the rating agencies concluded their reviews and maintained the Company’s existing ratings, as more fully discussed in “Ratings” contained herein.

•	The Company paid $27.0 million of maturing debt in the first six months of 2005. The remaining $200.0 million of 2005 maturing debt was paid in July 2005.

First Six Months of 2005 Significant Transactions and Events

Regulatory Investigations

Beginning in 2004, several of the Company’s insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, the Company has responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor. Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. The Company expects there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, the Company received a subpoena from the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas and information requests for additional information from the NYAG and various other regulatory agencies, including information regarding its broker compensation arrangements, quoting process, the placement of reinsurance coverages, and arrangements between the Company’s GENEX Services, Inc. subsidiary and certain third party administrators and preferred provider organizations. The Company is cooperating with these requests and is in the process of clarifying the scope of the request or gathering and providing information in response to these requests in instances in which it has not already provided the information requested. The Company has been reviewing its compensation policies and procedures for compliance with applicable legal requirements. In accordance with its announced support for disclosure of compensation paid to producers, including both brokers and agents, the Company has implemented policies to facilitate customers obtaining information regarding producer compensation from the producers. Additionally, the Company provides appropriate notices to customers stating its policy surrounding disclosure and provides information on its website about its producer compensation programs. Under these policies, any customer who wants specific producer compensation related information can obtain this information by contacting the Company’s Producer Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by the Company to the producer when the customer is also paying a fee to the producer and strengthening certain policies and procedures associated with new business and quoting activities. The Company is still monitoring developments relating to “contingent commissions” and will consider alternative arrangements when there is more clarity on the issue as a component of producer compensation.

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. In June 2005, one of the Company’s insurance subsidiaries entered into a consent judgment with the Massachusetts Attorney General relating to compensation paid to a broker on group life insurance sold to the Massachusetts Group Insurance Commission. For further information on the various lawsuits, see Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

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

Beginning in March 2005, several of the Company’s insurance subsidiaries received requests from various regulatory agencies seeking information relating to finite reinsurance and whether there are any ancillary or verbal side agreements that affect the potential loss under the terms of the reinsurance agreement. Additionally, the requests seek information on such matters as the Company’s use of finite reinsurance, controls relating to proper accounting treatment, and maintenance of underwriting files on the reinsurance agreements. The Company has responded to the earlier requests and is in the process of responding to the more recent requests.

These regulatory examinations and investigations could result in, among other things, changes in business practices, including broker compensation and related disclosure practices, changes in the Company’s claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described in Note 10 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

Dispositions

The Company’s U.K. operation completed the sale of its Netherlands branch on July 11, 2005. The gain on the sale, which will be recorded during the third quarter of 2005, will not have a material impact on the Company’s financial position or results of operations.

Income Tax

In April 2005, the Internal Revenue Service completed its current examination of the Company and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Separately, a number of additional adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with these proposed adjustments.

The Company continues to evaluate the feasibility of repatriating foreign earnings under the American Jobs Creation Act of 2004. The evaluation is not yet complete; therefore, the Company has not provided for deferred taxes on basis differences in its foreign subsidiaries which are not expected to result in taxable or deductible amounts. The current range of possible amounts that the Company is considering for repatriation is between zero and $500.0 million. Repatriation under the provision in this range would result in a reduction of income tax expense in 2005 between zero and $3.0 million.

First Six Months of 2004 Significant Transactions and Events

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

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

	June 30, 2005			December 31, 2004
(in millions of dollars)	IBNR (1)	All Other	Total (2)	IBNR (1)	All Other	Total (2)
Group Income Protection	$940.6	$9,466.2	$10,406.8	$913.4	$9,198.2	$10,111.6
Individual Income Protection - Recently Issued	126.2	1,135.7	1,261.9	128.8	1,076.2	1,205.0
Long-term Care	28.8	1,765.0	1,793.8	28.4	1,589.6	1,618.0

Income Protection Segment	1,095.6	12,366.9	13,462.5	1,070.6	11,864.0	12,934.6

Life and Accident Segment	339.1	2,240.5	2,579.6	323.4	2,249.1	2,572.5

Colonial Segment	76.5	1,160.8	1,237.3	71.9	1,119.1	1,191.0

Individual Income Protection - Closed Block Segment	370.2	12,489.1	12,859.3	360.3	12,376.5	12,736.8

Other Segment	226.6	8,375.4	8,602.0	217.7	8,339.9	8,557.6

Consolidated	$2,108.0	$36,632.7	$38,740.7	$2,043.9	$35,948.6	$37,992.5

(1)	IBNR for income protection includes “reopen reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.
(2)	Equals the sum of “Policy and Contract Benefits”, “Reserves for Future Policy and Contract Benefits and Unearned Premiums”, and “Other Policyholders’ Funds” as reported in the condensed consolidated statements of financial condition.

The increase in IBNR reserves from December 31, 2004 is due primarily to growth in the U.K. group income protection and group life lines of business.

The increase in all other reserves from December 31, 2004 is driven by growth in the active life reserves for the long-term care and individual income protection – recently issued lines of business and growth in the disabled life reserves in the group income protection line of business.

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

Deferred costs for group life and accidental death and dismemberment products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for brokerage voluntary life and other products are amortized over a fifteen-year period, with approximately 90 percent of the cost expected to be amortized by year ten. Deferred costs for products issued by the Colonial segment are amortized over a seventeen-year period, on average, with approximately 80 percent and 90 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively.

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

Private placement fixed maturity securities had a fair value of approximately $3.9 billion, or 11.3 percent of total fixed maturity securities at June 30, 2005. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of June 30, 2005, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.70 percent for five-year maturities to 4.19 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.80 percent to 1.60 percent plus an additional 30 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the June 30, 2005 net unrealized gain in the fixed maturity securities portfolio by approximately $2.0 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at June 30, 2005 is attributable primarily to the acquisition of The Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars)	2005	% Change	2004	2005	% Change	2004
Revenue
Premium Income	$1,940.0	(0.9)%	$1,956.8	$3,875.0	(1.0)%	$3,913.0
Net Investment Income	548.2	2.9	532.9	1,076.2	0.9	1,067.0
Net Realized Investment Gain (Loss)	65.5	175.7	(86.5)	62.3	N.M.	(61.1)
Other Income	103.0	(2.9)	106.1	215.1	0.5	214.1

Total	2,656.7	5.9	2,509.3	5,228.6	1.9	5,133.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,730.6	(1.5)	1,756.8	3,468.5	(4.6)	3,636.1
Commissions	210.2	(1.0)	212.4	417.9	(3.6)	433.7
Interest and Debt Expense	52.9	2.7	51.5	105.7	5.0	100.7
Deferral of Policy Acquisition Costs	(145.0)	(0.8)	(146.1)	(282.6)	(4.0)	(294.4)
Amortization of Deferred Policy Acquisition Costs	121.1	10.5	109.6	236.9	8.6	218.2
Amortization of Value of Business Acquired	3.9	(25.0)	5.2	8.0	(12.1)	9.1
Impairment of Intangible Assets	—	—	—	—	N.M.	856.4
Compensation Expense	192.8	4.2	185.1	377.6	1.3	372.8
Other Operating Expenses	224.4	0.8	222.7	449.2	(2.0)	458.5

Total	2,390.9	(0.3)	2,397.2	4,781.2	(17.4)	5,791.1

Income (Loss) from Continuing Operations Before Income Tax	265.8	137.1	112.1	447.4	N.M.	(658.1)
Income Tax (Benefit)	94.5	154.7	37.1	123.9	(175.6)	(163.8)

Income (Loss) from Continuing Operations	171.3	128.4	75.0	323.5	165.4	(494.3)

Loss from Discontinued Operations, Net of Tax	—	N.M.	(67.8)	—	N.M.	(60.8)

Net Income (Loss)	$171.3	N.M.	$7.2	$323.5	158.3	$(555.1)

N.M. = not a meaningful percentage

Net income increased to $171.3 million in the second quarter of 2005 and to $323.5 million in the first six months of 2005, compared to net income of $7.2 million in the second quarter of 2004 and to a net loss of $555.1 million in the first six months of 2004. Included in the first six months of 2004 net loss is a charge of $701.0 million, after tax, related to the restructuring of the individual income protection – closed block business. Excluding this charge, income from continuing operations would have been $206.7 million. The second quarter and first six months of 2004 also included losses, net of tax, of $70.9 million and $71.3 million, respectively, related to the sale of the Company’s Canadian branch discontinued operations, which closed effective April 30, 2004. See “Discontinued Operations” contained herein in Item 2 and Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion.

The decline in premium income in the second quarter and first six months of 2005 relative to the prior year periods is generally in line with the Company’s expectations as premium income has declined in the Company’s U.S. brokerage group income protection and group life and accidental death and dismemberment lines of business due to the Company’s pricing strategy for its group business. The U.K. operation, Colonial segment, and remaining U.S. brokerage lines of business reported growth in premium income. Net investment income was slightly higher than the second quarter of 2004 and the first six months of 2004 due primarily to growth in invested assets and an increase in bond calls, offset by a lower yield due to the low interest rate environment and the investment of new cash at lower rates and also due to a decline in prepayments on mortgage-backed securities. The Company maintained appropriate interest rate margins between its investment portfolio and its reserves such that the reserve discount rate on new income protection claims remains unchanged from the prior year. The Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases. Investment income is expected to increase, however, due to the continued growth in invested assets.

Realized investment gains increased during the second quarter and first six months of 2005 relative to the comparable prior year periods due mainly to gains of $62.8 million and $64.6 million, respectively, related to changes in the fair value of the embedded derivatives in certain reinsurance contracts. The Company expects the level of realized investment gains or losses during the remainder of 2005, other than those reported gains and losses related to changes in fair values of the embedded derivatives in certain reinsurance contracts, to be consistent with or below the level of 2004. See “Investments” contained herein in Item 2 for further discussion.

The Company’s second quarter and first six months of 2005 claims management results for its U.S. brokerage group income protection business contributed to the increase in the benefit ratio for that line of business relative to the benefit ratio for the prior year. The Company’s U.K operations and Colonial segment, as well as other of its U.S. brokerage lines, reported declining benefit ratios relative to the second quarter and first six months of 2004.

Commissions decreased in the second quarter and first six months of 2005 relative to the prior year due primarily to the decline in sales and to the restructuring of the Colonial agency field sales force. The Company is aggressively managing its operating expenses, particularly in those lines of business with declining revenue. Although the Company reported an overall operating expense ratio in the second quarter and first six months of 2005 above the level of the first quarter and first six months of 2004, operating expenses for 2005 are generally in line with expectations.

As previously discussed, the Company’s income tax for the first six months of 2005 includes a tax benefit of $32.0 million related to the release of income tax liabilities in the first quarter of 2005.

Consolidated Sales Results

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars)	2005	% Change	2004	2005	% Change	2004
Income Protection Segment

Fully Insured Products
Group Long-term Income Protection	$86.5	18.0%	$73.3	$141.3	2.1%	$138.4
Group Short-term Income Protection	14.7	(13.0)	16.9	30.7	(27.9)	42.6
Individual Income Protection - Recently Issued	24.1	5.2	22.9	54.6	4.4	52.3
Group Long-term Care	5.4	20.0	4.5	10.4	33.3	7.8
Individual Long-term Care	3.3	(45.0)	6.0	6.4	(43.9)	11.4

Total Fully Insured Products	134.0	8.4	123.6	243.4	(3.6)	252.5

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.5	N.M.	0.1	0.6	100.0	0.3
Group Short-term Income Protection	0.7	(22.2)	0.9	1.4	(44.0)	2.5

Total ASO Products	1.2	20.0	1.0	2.0	(28.6)	2.8

Income Protection Segment	135.2	8.5	124.6	245.4	(3.9)	255.3

Life and Accident Segment
Group Life	43.5	(35.8)	67.8	91.0	(15.3)	107.4
Accidental Death and Dismemberment	3.3	(8.3)	3.6	6.7	9.8	6.1
Brokerage Voluntary Life and Other	14.4	6.7	13.5	51.2	4.3	49.1

Life and Accident Segment	61.2	(27.9)	84.9	148.9	(8.4)	162.6

Colonial Segment	65.9	4.3	63.2	127.2	1.8	124.9

Individual Income Protection - Closed Block Segment	1.6	(15.8)	1.9	3.2	(17.9)	3.9

Total Sales from Continuing Operations	263.9	(3.9)	274.6	524.7	(4.0)	546.7

Discontinued Operations	—	N.M.	2.6	—	N.M.	10.1

Total	$263.9	(4.8)	$277.2	$524.7	(5.8)	$556.8

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions of dollars)	2005	2004	2005	2004
Operating Revenue by Segment	$2,591.2	$2,595.8	$5,166.3	$5,194.1
Net Realized Investment Gain (Loss)	65.5	(86.5)	62.3	(61.1)

Revenue	$2,656.7	$2,509.3	$5,228.6	$5,133.0

Operating Income (Loss) by Segment	$200.3	$198.6	$385.1	$(597.0)
Net Realized Investment Gain (Loss)	65.5	(86.5)	62.3	(61.1)
Income Tax (Benefit)	94.5	37.1	123.9	(163.8)
Loss from Discontinued Operations, Net of Tax	—	(67.8)	—	(60.8)

Net Income (Loss)	$171.3	$7.2	$323.5	$(555.1)

Included in the first six months of 2004 before-tax operating loss by segment of $597.0 million is a before-tax charge of $967.0 million related to the restructuring of the individual income protection – closed block of business.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$1,037.7	1.3%	$1,024.5	$2,066.5	0.8%	$2,049.6
Net Investment Income	237.4	4.5	227.1	466.3	5.0	444.3
Other Income	64.6	4.7	61.7	131.0	3.9	126.1

Total	1,339.7	2.0	1,313.3	2,663.8	1.7	2,620.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	882.2	1.2	871.8	1,762.8	1.3	1,740.5
Commissions	101.2	(2.2)	103.5	204.2	(3.4)	211.3
Deferral of Policy Acquisition Costs	(60.6)	(9.7)	(67.1)	(120.4)	(11.7)	(136.4)
Amortization of Deferred Policy Acquisition Costs	55.0	10.4	49.8	105.9	8.4	97.7
Amortization of Value of Business Acquired	3.0	(30.2)	4.3	6.2	(15.1)	7.3
Operating Expenses	267.1	2.7	260.2	533.6	(0.2)	534.5

Total	1,247.9	2.1	1,222.5	2,492.3	1.5	2,454.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$91.8	1.1	$90.8	$171.5	3.9	$165.1

Segment Sales

Group long-term income protection sales, on a fully insured basis, increased during the second quarter and first six months of 2005 compared to the same periods of 2004. The Company’s U.S. brokerage sales of group long-term income protection products increased 16.0 percent and 10.3 percent for the second quarter and first six months of 2005 relative to the comparable periods of 2004, with second quarter sales in the small and mid-employer markets very strong while the more competitive large case market results were lower than the prior year. U.K. sales increased 20.2 percent in the second quarter of 2005 relative to the prior year second quarter but declined 8.2 percent on a year-to-date basis compared to last year. U.S. group short-term income protection sales, on a fully insured basis, decreased in the second quarter and first six months of 2005 compared to the prior year due to declines in the overall employer market segment sales.

Sales for individual income protection – recently issued increased due to sales growth in the brokerage voluntary income protection product line, partially offset by a decline in the U.K. operations. The Company continues to emphasize multi-life sales in its U.S. individual income protection product, with new sales attributable to multi-life business approximating 84 percent for the first six months of 2005 and 81 percent for full year 2004 sales.

Sales for the income protection segment during the second quarter and first six months of 2005 were generally consistent with Company expectations, with an increase of 8.5 percent in the second quarter of 2005 relative to the same period last year and a decline of 3.9 percent year over year for the first six months. The Company anticipated relatively weaker sales for the first half of 2005 relative to the first half of 2004 for both group and individual income protection products, primarily as a result of the competitive pricing environment and, to a lesser extent, due to the adverse publicity surrounding the Company. The Company anticipates somewhat improved trends during the second half of 2005 relative to the second half of 2004. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of existing profitable blocks of business.

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

Persistency during the first six months of 2005 for the overall U.S. block of fully-insured group long-term income protection on average declined from that experienced in 2004, but at 83.2 percent was slightly higher than expected. Persistency for U.S. fully insured group short-term income protection also declined during the first six months of 2005, on average, over the prior year, and at 80.1 percent was slightly less than expected. It was anticipated that persistency in the Company’s U.S. group income protection business would decline due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Approximately 35 percent of the Company’s U.S. group business has an effective renewal date of January 1, and the Company’s year-to-date 2005 decline in persistency for U.S. group income protection was partially related to the business with a January 1 renewal date. The Company believes the termination of this business is attributable to the competitive pricing environment and the Company’s continued pricing discipline and, to a lesser extent, the adverse publicity surrounding the Company. The persistency of individual income protection and long-term care, as well as the U.K. group income protection, continues to be within expected levels.

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

Group Income Protection Operating Results

Shown below are financial results and key performance indicators for group income protection.

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$633.3	0.4%	$630.5	$1,263.4	0.2%	$1,260.3
Group Short-term Income Protection	146.0	(6.4)	155.9	289.8	(7.4)	313.0

Total Premium Income	779.3	(0.9)	786.4	1,553.2	(1.3)	1,573.3
Net Investment Income	188.1	3.8	181.2	370.6	5.2	352.4
Other Income	18.3	2.8	17.8	38.8	11.8	34.7

Total	985.7	—	985.4	1,962.6	0.1	1,960.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	701.1	(0.3)	702.9	1,401.2	(0.3)	1,406.0
Commissions	56.5	(5.0)	59.5	115.2	(3.6)	119.5
Deferral of Policy Acquisition Costs	(25.1)	2.4	(24.5)	(49.4)	—	(49.4)
Amortization of Deferred Policy Acquisition Costs	26.1	(0.8)	26.3	52.2	0.8	51.8
Amortization of Value of Business Acquired	3.0	(28.6)	4.2	6.1	(15.3)	7.2
Operating Expenses	170.5	1.7	167.6	341.4	(1.2)	345.6

Total	932.1	—	936.0	1,866.7	(0.7)	1,880.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$53.6	8.5	$49.4	$95.9	20.3	$79.7

Benefit Ratio (% of Premium Income)	90.0%		89.4%	90.2%		89.4%
Operating Expense Ratio (% of Premium Income)	21.9%		21.3%	22.0%		22.0%
Before-tax Operating Income Ratio (% of Premium Income)	6.9%		6.3%	6.2%		5.1%

Persistency - U.S. Group Long-term Income Protection				83.2%		84.9%
Persistency - U.K. Group Long-term Income Protection				95.0%		92.0%
Persistency - U.S. Group Short-term Income Protection				80.1%		82.5%

Operating revenue for group income protection was virtually flat in the second quarter and first six months of 2005 relative to the prior year, with the expected decline in overall premium income offset by growth in net investment income and other income. Premium income for the U.S. brokerage group long-term income protection business decreased $17.6 million in the second quarter of 2005 and $35.2 million in the first six months of 2005 compared to the same periods in 2004, offset by growth in the U.K. group long-term income protection premium income due to block acquisitions and the related growth in prior year sales. Net investment income increased in 2005 compared with the second quarter and first six months of 2004, with both the U.S. brokerage and the U.K. business contributing to the increase. Included in other income are ASO fees of $13.4 million and $28.9 million for the second quarter and first six months of 2005, respectively, and $14.3 million and $28.1 million for the prior year comparable periods.

The increase in the second quarter and first six months of 2005 benefit ratio relative to the prior year comparable periods was driven primarily by the U.S. brokerage claims management results, particularly reduced operational effectiveness in the timing of claim decisions and claim recoveries. In the Company’s U.K. operations, the benefit ratio was slightly higher than the second quarter and first six months of 2004 due primarily to the settlement of a claim dispute. For group short-term income protection, the benefit ratio was lower primarily due to increased premiums per insured life and a relatively stable paid incidence rate in the second quarter and first six months of 2005 compared to the same periods of 2004.

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

Individual Income Protection - Recently Issued Operating Results

Shown below are financial results and key performance indicators for individual income protection – recently issued.

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$141.0	9.4%	$128.9	$281.4	8.8%	$258.7
Net Investment Income	18.3	(13.3)	21.1	35.0	(19.9)	43.7
Other Income	1.4	N.M.	0.3	2.9	31.8	2.2

Total	160.7	6.9	150.3	319.3	4.8	304.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	74.1	0.3	73.9	151.2	4.7	144.4
Commissions	29.6	5.0	28.2	59.6	1.0	59.0
Deferral of Policy Acquisition Costs	(29.6)	(10.6)	(33.1)	(58.7)	(11.9)	(66.6)
Amortization of Deferred Policy Acquisition Costs	23.5	31.3	17.9	42.3	21.9	34.7
Amortization of Value of Business Acquired	—	N.M.	0.1	0.1	—	0.1
Operating Expenses	40.8	5.4	38.7	81.3	2.8	79.1

Total	138.4	10.1	125.7	275.8	10.0	250.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$22.3	(9.3)	$24.6	$43.5	(19.3)	$53.9

Benefit Ratio (% of Premium Income)	52.6%		57.3%	53.7%		55.8%
Interest Adjusted Loss Ratio	40.8%		45.4%	42.1%		44.0%
Operating Expense Ratio (% of Premium Income)	28.9%		30.0%	28.9%		30.6%
Before-tax Operating Income Ratio (% of Premium Income)	15.8%		19.1%	15.5%		20.8%
U.S. Persistency				89.4%		89.9%

N.M. = not a meaningful percentage

Premium income increased in the second quarter and first six months of 2005 relative to the second quarter and first six months of 2004 due to sales growth in prior periods. The decrease in net investment income relative to the prior year second quarter and first six months resulted primarily from a decline in the yield on the portfolio and the inclusion in 2004 of a portion of the investment income attributable to the bonds retained from the sale of the Canadian branch and subsequently redeployed to other lines of business. The decrease in the benefit ratio for the second quarter and first six months of 2005 was due primarily to a lower submitted claim incidence rate and the release of active life reserves on two large multi-life cases which terminated during the second quarter of 2005, the termination of which resulted in an increase in the amortization of deferred policy acquisition costs, offset by the release of active life reserves held for those policyholders. Multi-life business, which constitutes approximately 58 percent of the individual income protection – recently issued block of business and approximately 84 percent of new sales for the first six months of 2005, has consistently had lower claim incidence rates than the non multi-life business.

Long-term Care Operating Results

Shown below are financial results and key performance indicators for long-term care.

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Care	$40.0	15.9%	$34.5	$78.3	12.8%	$69.4
Individual Long-term Care	77.4	3.6	74.7	153.6	3.6	148.2

Total Premium Income	117.4	7.5	109.2	231.9	6.6	217.6
Net Investment Income	31.0	25.0	24.8	60.7	25.9	48.2
Other Income	—	N.M.	0.2	0.1	(66.7)	0.3

Total	148.4	10.6	134.2	292.7	10.0	266.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	107.0	12.6	95.0	210.4	10.7	190.1
Commissions	15.1	(4.4)	15.8	29.4	(10.4)	32.8
Deferral of Policy Acquisition Costs	(5.9)	(37.9)	(9.5)	(12.3)	(39.7)	(20.4)
Amortization of Deferred Policy Acquisition Costs	5.4	(3.6)	5.6	11.4	1.8	11.2
Operating Expenses	14.3	(2.1)	14.6	28.3	(1.4)	28.7

Total	135.9	11.9	121.5	267.2	10.2	242.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$12.5	(1.6)	$12.7	$25.5	7.6	$23.7

Benefit Ratio (% of Premium Income)	91.1%		87.0%	90.7%		87.4%
Operating Expense Ratio (% of Premium Income)	12.2%		13.4%	12.2%		13.2%
Before-tax Operating Income Ratio (% of Premium Income)	10.6%		11.6%	11.0%		10.9%

Persistency - U.S. Group Long-term Care				92.1%		92.3%
Persistency - U.S. Individual Long-term Care				96.9%		96.5%

N.M. = not a meaningful percentage

Premium income increased in the second quarter and first six months of 2005 relative to the second quarter and first six months of 2004 primarily due to new sales growth in previous periods. Changes in the product offering and pricing during 2003 have decreased the growth in individual long-term care sales relative to historical trends. This is expected to continue and will result in a slower rate of growth in premium income. Net investment income increased due to the growth in invested assets supporting this line of business. Persistency in this line of business remains stable and consistent with expectations.

The benefit ratio for long-term care was higher in the second quarter and first six months of 2005 than in the comparable periods of 2004 due primarily to the aging of the block of business and a lower net claim resolution rate.

Acquisition costs capitalized during 2005 were lower than in the prior year second quarter and first six months due to the reduction in first year commissions associated with the change in the distribution method and the lower level of sales.

Disability Management Services Operating Results

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX Services, Inc. and Options and Choices, Inc., totaled $44.9 million and $89.2 million in the second quarter and first six months of 2005, respectively, compared to $43.4 million and $88.9 million in the comparable periods of 2004. Operating income totaled $3.4 million in the second quarter of 2005 compared to $4.1 million in the second quarter of 2004 and $6.6 million and $7.8 million for the first six months of 2005 and 2004, respectively.

Segment Outlook

The Company’s primary focus during the remainder of 2005 for Income Protection will be continued improvement of its claims management results and profitability enhancement, with an emphasis on growth in the core small and mid-employer markets. The Company will continue in 2005 with its strategy of developing a more balanced business mix of large, small, and mid-employer markets.

The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business.

The benefit ratio for the U.K. group long-term income protection business has benefited from improved claim resolution trends on recent block acquisitions. These results are expected to be less favorable as opportunities for claim resolutions are reduced during the remainder of the year. However, because of anticipated long-term improvements in the claim management results for the U.S. brokerage group long-term income protection business, the Company expects its overall benefit ratio for group income protection to gradually improve.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Life	$372.1	(5.8)%	$394.9	$741.3	(5.4)%	$783.7
Accidental Death and Dismemberment	38.5	(15.4)	45.5	79.0	(14.7)	92.6
Brokerage Voluntary Life and Other	62.1	11.3	55.8	122.8	11.6	110.0

Total Premium Income	472.7	(4.7)	496.2	943.1	(4.4)	986.3
Net Investment Income	52.6	15.6	45.5	105.4	16.6	90.4
Other Income	5.4	28.6	4.2	10.8	24.1	8.7

Total	530.7	(2.8)	545.9	1,059.3	(2.4)	1,085.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	357.6	(6.6)	383.0	706.3	(6.8)	758.0
Commissions	49.2	11.6	44.1	92.9	3.7	89.6
Deferral of Policy Acquisition Costs	(40.4)	17.4	(34.4)	(72.9)	6.3	(68.6)
Amortization of Deferred Policy Acquisition Costs	31.9	17.3	27.2	62.4	12.8	55.3
Amortization of Value of Business Acquired	0.6	—	0.6	1.2	—	1.2
Operating Expenses	67.5	1.0	66.8	133.8	(0.4)	134.4

Total	466.4	(4.3)	487.3	923.7	(4.8)	969.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$64.3	9.7	$58.6	$135.6	17.4	$115.5

Benefit Ratio (% of Premium Income)	75.7%		77.2%	74.9%		76.9%
Operating Expense Ratio (% of Premium Income)	14.3%		13.5%	14.2%		13.6%
Before-tax Operating Income Ratio (% of Premium Income)	13.6%		11.8%	14.4%		11.7%

Persistency - U.S. Group Life				75.0%		84.1%
Persistency - U.S. Accidental Death and Dismemberment				76.9%		80.8%
Persistency - Brokerage Voluntary Life and Other				81.6%		82.2%

Segment Sales

Sales for group life were lower in the second quarter and first six months of 2005 relative to the same periods in the prior year due to sales declines of $23.8 million and $17.4 million in the U.K. operations in the second quarter and first six months of 2005, respectively, primarily because of a more competitive pricing environment in 2005. U.S. group life sales were consistent with the prior year periods. Brokerage voluntary life and other sales improved in the second quarter and first six months of 2005 relative to the comparable periods in 2004 and are generally in line with the Company’s expectations.

Operating Results

The decline in premium income for the second quarter and first six months of 2005 relative to the same periods of 2004 was attributable primarily to the expected decline in persistency for U.S. brokerage group life. Premium increases in the U.K. operations and the brokerage voluntary lines were due to prior period sales growth and stable persistency. Net investment income increased in the second quarter and first six months of 2005 relative to the same periods of 2004 due primarily to an increase in the yield on floating rate investments that support certain products within the group life line of business.

The benefit ratio was lower in the second quarter and the first six months of 2005 than in the comparable periods of 2004 due to improved risk results for the brokerage voluntary life and other and the U.K. group life lines of business. The U.S. group life line of business reported a fairly consistent benefit ratio year over year for the second quarter and a slight decline for the first six months of 2005 relative to 2004. Submitted claim incidence for the U.S. group life line of business was higher in the second quarter of 2005 relative to the prior year second quarter but was lower than the first quarter of 2005, as seasonally expected. For the first six months, submitted claim incidence was lower in 2005 than in 2004. The average paid claim size for group life increased in the second quarter and first six months of 2005 relative to the same periods of 2004, but was lower than the second half of 2004.

Commissions and deferred acquisition costs increased in the second quarter and first six months of 2005 compared to the prior year periods due to the buy-out of a block of business from a commissioned sales agency. Operating expenses have remained relatively stable in the second quarter and first six months of 2005 compared to the same periods of 2004, but the operating expense ratio increased due to the decline in premium income. The Company is aggressively managing its expenses against this expected decline in premium income but anticipates pressure on its operating expense ratios during 2005.

Segment Outlook

The Company considers the group life and accidental death and dismemberment products as being complementary to its group income protection products. Throughout the remainder of 2005, the Company expects moderate, disciplined sales growth for its U.S. brokerage business in line with overall industry growth. The Company will continue throughout 2005 with its disciplined approach to pricing and also with the strategy of shifting its U.S. brokerage business mix from the large-employer market to the small and mid-employer markets. The competitive pricing environment in the U.K. is expected to negatively impact group life sales in the U.K. The Company will continue to concentrate on sales growth and increased profitability for its voluntary brokerage and other lines.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Income Protection	$126.3	4.6%	$120.7	$252.1	5.2%	$239.7
Life	28.3	6.0	26.7	56.3	5.6	53.3
Other	41.0	12.0	36.6	80.7	11.9	72.1

Total Premium Income	195.6	6.3	184.0	389.1	6.6	365.1
Net Investment Income	23.3	(1.7)	23.7	48.3	3.9	46.5
Other Income	1.0	42.9	0.7	2.2	120.0	1.0

Total	219.9	5.5	208.4	439.6	6.5	412.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	105.2	3.5	101.6	209.3	3.6	202.1
Commissions	42.3	(5.2)	44.6	84.9	(4.5)	88.9
Deferral of Policy Acquisition Costs	(43.9)	(1.3)	(44.5)	(89.2)	(0.1)	(89.3)
Amortization of Deferred Policy Acquisition Costs	34.0	4.6	32.5	68.4	5.1	65.1
Amortization of Value of Business Acquired	0.3	—	0.3	0.6	—	0.6
Operating Expenses	38.4	11.3	34.5	78.2	13.0	69.2

Total	176.3	4.3	169.0	352.2	4.6	336.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$43.6	10.7	$39.4	$87.4	15.0	$76.0

Benefit Ratio (% of Premium Income)	53.8%		55.2%	53.8%		55.4%
Operating Expense Ratio (% of Premium Income)	19.6%		18.8%	20.1%		19.0%
Before-tax Operating Income Ratio (% of Premium Income)	22.3%		21.4%	22.5%		20.8%

Persistency - Income Protection				75.1%		73.8%
Persistency - Life				84.3%		84.7%
Persistency - Other				82.5%		82.5%

Segment Sales

The sales increase in the second quarter and first six months of 2005 relative to the same periods of 2004 is attributable to an increase in sales of the life, cancer and critical illness products. The Company expects positive sales growth in the Colonial segment during the remainder of 2005.

Operating Results

Growth in premium income was attributable primarily to new sales growth and increased persistency in the income protection line of business. The 2005 second quarter and first six months benefit ratio for this segment was lower than in the comparable periods of 2004 due primarily to a lower benefit ratio for the income protection and life product lines. This resulted in an improvement in benefits and change in reserves for the second quarter and first six months of 2005 of approximately $1.9 million and $3.3 million for income protection, respectively, and $2.0 million and $5.2 million for life, respectively, relative to what would have been reported had the benefit ratios equaled those of the same periods of 2004. Individual short-term income protection claim incidence decreased in the first quarter of 2005 and remained stable in the second quarter of 2005 compared to the same periods in 2004 while the average claim duration for closed claims was higher in the second quarter and first six months of 2005 relative to the comparable periods of 2004. The average indemnity for individual short-term income protection was higher in the second quarter and first six months of 2005 relative to the comparable periods of 2004. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in the second quarter and first six months of 2005 relative to the prior year periods, but the average claim payment increased over that reported for the second quarter and first six months of 2004. The life line of business reported an increase in the number of paid claims relative to the second quarter and first six months of 2004 and a decrease in the average incurred claim payment.

Commissions in the second quarter and first six months of 2005 declined relative to the prior year periods, and operating expenses increased. These changes were due primarily to the restructuring of the agency field sales force wherein the Company is moving certain functions from a commissioned sales agency status to salaried employees of the Company.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars, except ratios)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$232.8	(6.6)%	$249.2	$474.8	(5.1)%	$500.5
Net Investment Income	189.7	(0.1)	189.9	369.6	(8.3)	402.9
Other Income	19.8	(2.0)	20.2	44.5	(7.3)	48.0

Total	442.3	(3.7)	459.3	888.9	(6.6)	951.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	356.2	(4.1)	371.4	727.7	(16.3)	869.9
Commissions	17.1	(7.1)	18.4	35.6	(7.5)	38.5
Impairment of Intangible Assets	—	—	—	—	N.M.	856.4
Operating Expenses	41.3	4.6	39.5	74.8	(7.0)	80.4

Total	414.6	(3.4)	429.3	838.1	(54.6)	1,845.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$27.7	(7.7)	$30.0	$50.8	N.M.	$(893.8)

Benefit Ratio (% of Premium Income) (1)	153.0%		149.0%	153.3%		173.8%
Interest Adjusted Loss Ratio	86.4%		85.6%	86.4%		86.1%
Operating Expense Ratio (% of Premium Income)	17.7%		15.9%	15.8%		16.1%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	11.9%		12.0%	10.7%		(178.6)%
Persistency				94.6%		94.4%

(1)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for the six months ended June 30, 2004 would have been 151.7%.
(2)	Included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income ratio for the six months ended June 30, 2004 would have been 14.6%.

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

Operating Results

Premium income decreased relative to the prior year second quarter and first six months due to the expected decline in this closed block of business. Net investment income was lower in the second quarter and first six months of 2005 relative to the prior year periods due to a decline in the portfolio yield rate, a lower level of invested assets, and a decrease in income on mortgage-backed securities partially offset by an increase in bond calls during the second quarter of 2005. Other income includes the underlying results of certain blocks of reinsured business.

The benefit ratio for the second quarter and first six months of 2005 increased slightly relative to the prior year periods, excluding the $110.6 million claim reserve charge in the first quarter of 2004, due to lower claim recoveries in the second quarter of 2005 relative to the second quarter of 2004. Claim incidence trends were generally stable.

The operating expense ratio increased in the second quarter of 2005 relative to the same period in 2004 due to the payment of a judgment in a lawsuit. The operating expense ratio decreased in the first six months of 2005 compared to the prior year period due to the Company’s overall expense management program and a reduction in claim litigation expenses.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of dollars)	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$1.2	(58.6)%	$2.9	$1.5	(87.0)%	$11.5
Net Investment Income	32.8	1.9	32.2	61.9	(3.6)	64.2
Other Income	8.0	(12.1)	9.1	17.3	(12.6)	19.8

Total	42.0	(5.0)	44.2	80.7	(15.5)	95.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	29.4	1.4	29.0	62.4	(4.9)	65.6
Other Expenses	2.1	(55.3)	4.7	1.7	(86.2)	12.3

Total	31.5	(6.5)	33.7	64.1	(17.7)	77.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$10.5	—	$10.5	$16.6	(5.7)	$17.6

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the second quarter and first six months of 2005, this line of business reported operating losses of $2.8 million and $5.3 million, respectively, compared to $1.5 million and $4.1million in the comparable periods of 2004.

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

Total operating revenue for individual life and corporate-owned life insurance was $10.3 million in each of the second quarters of 2005 and 2004. Operating income for the same periods was $9.1 million and $9.2 million, respectively. For the first six months of 2005 and 2004, operating revenue was $20.1 million and $20.0 million, respectively, and operating income was $19.0 million and $18.4 million, respectively.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $29.8 million and $37.7 million in the second quarters of 2005 and 2004, respectively, and operating income of $4.2 million and $2.8 million. For the first six months of 2005 and 2004, operating revenue was $56.6 million and $75.9 million, respectively, and operating income was $2.9 million and $3.3 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $16.6 million in the second quarter of 2005 compared to $24.7 million in the second quarter of 2004. For the first six months, operating revenue was $34.0 million in 2005 and $29.2 million in 2004. The increase in revenue for the first six months was primarily related to higher net investment income resulting from a bond call in the first quarter of 2005 and from interest income on unallocated cash and investments. Also, included in the second quarter and first six months of 2004 revenue is a $9.4 million curtailment gain related to changes in the Company’s retiree medical plan. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s postretirement benefits.

The Corporate segment reported operating losses of $37.6 million and $30.7 million in the second quarter of 2005 and 2004, respectively, and $76.8 million and $77.4 million for the first six months of 2005 and 2004. Interest and debt expense was $52.9 million and $105.7 million in the second quarter and first six months of 2005, respectively, compared to $51.5 million and $100.7 million in the prior year periods.

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company reported a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch. The Company also recognized a loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to write down the value of bonds in the Canadian branch investment portfolio to market value.

For the second quarter and first six months of 2004, income from discontinued operations, excluding the 2004 reported loss on the sale and the write-downs, was $3.1 million and $10.5 million, net of tax.

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. Changes in interest rates affect the amount and timing of cash flows. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. At June 30, 2005, the weighted average duration of the Company’s policyholder liability portfolio was approximately 8.42 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.77 years.

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

Investment Results

Net investment income was $548.2 million in the second quarter of 2005 and $1,076.2 million in the first six months of 2005, up 2.9 percent and 0.9 percent relative to the comparable prior year amounts. The increase was due primarily to growth in invested assets and an increase in bond calls, offset by a lower yield due to the low interest rate environment and the investment of new cash at lower rates and also due to a decline in the level of prepayments on mortgage-backed securities. The overall yield in the portfolio was 6.84 percent as of June 30, 2005, and the weighted average credit rating was A3. The overall yield in the portfolio was 6.99 percent as of June 30, 2004 and 6.93 percent at the end of 2004. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline, until the market rates increase above the level of the overall yield, due to lower yields on new purchases.

The Company reported before-tax realized investment gains and losses during the second quarter and first six months of 2005 and 2004 as shown in the following chart. Impairment losses were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Additional investment losses may occur during the remainder of 2005. The Company also reports changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. The fair values of these embedded derivatives increased in the second quarter and first six months of 2005 relative to the comparable prior year periods due to the significant decrease in interest rates during the second quarter of 2005. Interest rates generally increased during the first six months of 2004, resulting in a decrease in the fair value of these embedded derivatives during that time period.

	Three Months Ended June 30		Six Months Ended June 30
(in millions of dollars)	2005	2004	2005	2004
Gross Realized Investment Gain from Sales	$32.5	$22.8	$54.9	$52.2

Gross Realized Investment Loss
Write-downs	12.6	10.5	14.6	35.9
Sales	17.2	23.5	42.6	43.0

Total	29.8	34.0	57.2	78.9

Change in Fair Value of DIG Issue B36 Derivatives	62.8	(75.3)	64.6	(34.4)

Net Realized Investment Gain (Loss)	$65.5	$(86.5)	$62.3	$(61.1)

Realized Investment Losses during the First Six Months of 2005 from Other than Temporary Impairments

Approximately 71 percent of the first six months of 2005 other than temporary impairment losses occurred in the transportation industry. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$10.3 million loss during the second quarter of 2005 on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds are secured by aircraft owned by the trust and have remained current on all interest payments to date. However, due to the lack of clarity regarding the aircraft collateralizing these securities and the length of time these securities have been in an unrealized loss position, the Company determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Six Months of 2004 from Other than Temporary Impairments

Approximately 59 percent of the first six months of 2004 other than temporary impairment losses in continuing operations occurred in the automotive and financial institution industries. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$12.0 million loss during the first quarter of 2004 on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss during the second quarter of 2004 on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Six Months of 2005 from Sale of Fixed Maturity Securities

In the second quarter and first six months of 2005, the Company realized a loss of $16.4 million and $36.8 million, respectively, on the sale of fixed maturity securities. The securities sold during the second quarter of 2005 had a book value of $287.4 million and a fair value of $271.0 million at the time of sale and represented 27 different issuers. For the first six months, the securities sold had a book value of $476.4 million and a fair value of $439.6 million at the time of sale and represented 38 issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

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

Realized Investment Losses during the First Six Months of 2004 from Sale of Fixed Maturity Securities

For the second quarter and first six months of 2004, the Company realized a loss of $22.7 million and $34.7 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the second quarter of 2004 had a book value of $188.0 million and a fair value of $165.3 million at the time of sale and represented 28 different issuers. For the first six months, the securities sold had a book value of $342.4 million and a fair value of $307.7 million at the time of sale and represented 43 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

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

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.9 billion as of June 30, 2005 and December 31, 2004, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

	June 30 2005	December 31 2004
Investment-Grade Fixed Maturity Securities	90.5%	90.0%
Below-Investment-Grade Fixed Maturity Securities	6.3	6.4
Mortgage Loans	1.7	1.5
Real Estate	—	0.1
Short-term Investments	0.7	1.2
Other Invested Assets	0.8	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at June 30, 2005, included $33.9 billion, or 99.7 percent, of bonds and derivative instruments and $104.2 million, or 0.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of June 30, 2005

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,298.6	$242.5	$216.4	$(14.9)	$2,082.2	$257.4
Canadian	392.8	97.0	—	—	392.8	97.0
Capital Goods	2,462.2	332.6	227.9	(7.5)	2,234.3	340.1
Communications	2,855.6	333.5	405.1	(24.7)	2,450.5	358.2
Consumer Cyclical	1,304.2	64.7	334.4	(45.2)	969.8	109.9
Consumer Non-Cyclical	3,654.1	408.1	247.9	(6.7)	3,406.2	414.8
Derivative Instruments	773.7	745.6	(79.6)	(79.6)	853.3	825.2
Energy (Oil & Gas)	2,581.3	421.1	85.6	(2.2)	2,495.7	423.3
Financial Institutions	3,069.9	185.9	402.6	(40.6)	2,667.3	226.5
Mortgage/Asset Backed	4,452.4	360.3	202.6	(1.3)	4,249.8	361.6
Sovereigns	635.0	34.4	36.6	(0.3)	598.4	34.7
Technology	321.5	33.3	86.2	(4.0)	235.3	37.3
Transportation	1,083.2	159.4	19.0	(5.6)	1,064.2	165.0
U.S. Government Agencies and Municipalities	2,335.0	208.0	586.8	(28.4)	1,748.2	236.4
Utilities	5,703.8	673.7	399.7	(11.2)	5,304.1	684.9

Total	$33,923.3	$4,300.1	$3,171.2	$(272.2)	$30,752.1	$4,572.3

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at June 30, 2005.

Fixed Maturity Bonds – By Maturity

As of June 30, 2005

(in millions of dollars)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$25.8	$(0.2)
Due after 1 year up to 5 years	131.7	(7.0)
Due after 5 years up to 10 years	910.7	(110.1)
Due after 10 years	1,900.4	(153.6)

Subtotal	2,968.6	(270.9)
Mortgage/Asset Backed Securities	202.6	(1.3)

Total	$3,171.2	$(272.2)

Of the $272.2 million in gross unrealized losses at June 30, 2005, $204.2 million, or 75.0 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2005.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2005

(in millions of dollars)	Fair Value	Gross Unrealized Loss
<= 90 days	$91.5	$(0.4)
> 90 <= 180 days	384.2	(30.1)
> 180 <= 270 days	19.9	(0.2)
> 1 year <= 2 years	828.5	(96.4)
> 2 years <= 3 years	1,012.5	(42.8)
> 3 years	94.9	(34.3)

Totals	$2,431.5	$(204.2)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2005. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on June 30, 2005. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to June 30, 2005.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2005

(in millions of dollars)	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$88.9	$(2.1)

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	244.6	(11.2)

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	67.2	(13.5)

> 270 <=1 year
fair value < 100% >= 70% of amortized cost	7.5	(0.3)

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	54.3	(3.3)

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	76.3	(6.9)

> 3 years
fair value < 100% >= 70% of amortized cost	200.9	(30.7)

Totals	$739.7	$(68.0)

As of June 30, 2005, the Company held four securities with a gross unrealized loss of $10 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of June 30, 2005

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$535.6	$(27.4)	> 2 year <= 3 years

Principal Protected Equity Linked Note	41.8	(26.6)	> 3 years

U.S. Based Automobile Manufacturer	59.9	(12.4)	> 90 <= 180 days

Total	$637.3	$(66.4)

Below-Investment-Grade

U.S. Based Automotive Parts Supplier	$26.6	$(10.6)	> 180 <= 270 days

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

The fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of June 30, 2005, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates subsequent to the purchase of the bond. The Company believes that the decline in fair value of this security is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the A+ rating of the issuer, as determined by S&P as of June 30, 2005. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection in the event of a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index subsequent to the purchase date of the note. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. The Company therefore believes that the decline in fair value of the note is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities was primarily due to a decline in profitability and cash flow due to the competitive environment, loss of market share, high cost of raw materials, and rising employee healthcare and pension costs. The automotive company and the finance subsidiary both have substantial liquidity, and the finance subsidiary has approximately $25 billion in unused capacity in its credit facilities. Furthermore, the finance subsidiary has $117 billion of assets maturing within three years compared to only $96 billion of finance-related debt maturing in the same period. These securities have been in an unrealized loss position for less than 180 days, and the Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The fixed maturity bonds of the U.S. based automotive parts supplier are securities issued by a company specializing in mobile electronics and transportation components and system technology. The reduction in market value of these securities was primarily due to a decline in profitability because of lower automobile production, higher costs of raw materials, an increase in employee pension costs, and the discovery of certain accounting misstatements. The company has very good liquidity and has recently renegotiated its credit facilities with a $1 billion term loan and a $1.825 billion revolving line of credit. The company has further enhanced its liquidity levels by selling nearly $250 million of non-core assets. This liquidity should be sufficient to fund near term bond maturities and pension contributions, and the company is negotiating for concessions from its former parent. These securities have been in an unrealized loss position for less than 270 days, and the Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.1 billion and $3.8 billion on an amortized cost basis at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the mortgage-backed securities had an average life of 5.2 years and effective duration of 3.3 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of June 30, 2005, the Company’s exposure to below-investment-grade fixed maturity securities was $2,221.6 million, approximately 6.3 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.4 percent at the end of 2004. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2005, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $23.8 million and $23.0 million, respectively, at June 30, 2005, and $25.6 million and $24.8 million, respectively, at December 31, 2004.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $600.3 million and $498.2 million on an amortized cost basis at June 30, 2005 and December 31, 2004, respectively. The Company believes its mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. The Company had no restructured mortgage loans at June 30, 2005 or December 31, 2004. At June 30, 2005, the Company had $5.9 million in delinquent mortgage loans. The Company had no delinquent mortgage loans at December 31, 2004.

The Company expects that during the remainder of 2005 it will invest in additional commercial mortgage loans. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $18.2 million and $27.4 million at June 30, 2005 and December 31, 2004, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $6.7 million at June 30, 2005 and $6.2 million at December 31, 2004.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At June 30, 2005, the balance in the valuation allowances for real estate was $7.6 million. No valuation allowance was held for mortgage loans at June 30, 2005.

Derivatives

The Company uses derivative financial instruments to manage duration, increase yield on cash flows expected from current holdings and future premium income, and manage currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivatives transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during the first six months of 2005 involved current and forward interest rate swaps, current and forward currency swaps, forward contracts on credit spreads on specific fixed income securities, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the second quarters of 2005 and 2004, the Company recognized net gains of $25.2 million and $14.0 million, respectively, on the termination of cash flow hedges and reported $25.5 million and $13.9 million, respectively, in other comprehensive income and $(0.3) million and $0.1 million, respectively, as a component of realized investment gains and losses. During the first six months of 2005 and 2004, the Company recognized net gains of $33.2 million and $19.6 million, respectively, on the termination of cash flow hedges and reported $33.5 million and $19.5 million, respectively, in other comprehensive income and $(0.3) million and $0.1 million, respectively, as a component of realized investment gains and losses. The Company amortized $5.3 million of net deferred gains into net investment income in each of the second quarter of 2005 and 2004 and $10.0 million and $10.3 million during the first six months of 2005 and 2004, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $136.8 million at June 30, 2005. Additions and terminations, in notional amounts, to the Company’s hedging programs during the second quarter of 2005 were $169.0 million and $391.3 million, respectively, and in the second quarter of 2004 were $1,174.0 million and $267.2 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,629.2 million at June 30, 2005 and $4,795.9 million at December 31, 2004.

As of June 30, 2005 and December 31, 2004 the Company had $690.6 million and $707.3 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

As of June 30, 2005 and December 31, 2004 the Company had $650.0 million notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, the Company recognized $62.8 million and $64.6 million in net realized investment gains during the second quarter and first six months of 2005, respectively, and $75.3 million and $34.4 million in net realized investment losses during the second quarter and first six months of 2004, respectively.

Non-current Investments

The Company’s exposure to non-current investments totaled $71.7 million at June 30, 2005, or 0.2 percent of invested assets excluding ceded policy loans, compared to $91.5 million at December 31, 2004. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At June 30, 2005 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities and delinquent mortgage loans for which before-tax impairment losses of approximately $167.8 million had been recorded life-to-date. The amortized cost of these investments was $50.4 million. Approximately $64.7 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of June 30, 2005, the Company had $559.8 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at June 30, 2005.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $629.6 million for the six months ended June 30, 2005, compared to $452.6 million for the comparable period of 2004. Included in the operating cash flows for the first six months of 2004 is a cash disbursement of $303.4 million made in conjunction with the reinsurance of the Company’s individual income protection – closed block of business. The remaining disbursement of $404.0 million occurred in July of 2004, for a total cash disbursement of $707.4 million in 2004. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting the Company’s insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

The income tax adjustment to reconcile net income (loss) to net cash provided by operating activities increased $252.4 million in the first six months of 2005 compared to the prior year first six months primarily as a result of the income tax benefit related to the previously mentioned first quarter of 2004 restructuring charges associated with the individual income protection – closed block segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $584.0 million and $692.1 million for the six months ended June 30, 2005 and 2004, respectively. The Company generated $354.5 million less in proceeds from maturities of available-for-sale securities in the first six months of 2005 than in the comparable period of 2004, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company utilized short-term investments during the six months ended June 30, 2004 in anticipation of the cash to be transferred in conjunction with the reinsurance transaction related to the individual income protection – closed block restructuring.

During the first six months of 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. In conjunction with the second quarter 2004 disposition of the Canadian branch the Company transferred fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively, and cash of $31.7 million. While no cash was exchanged in the previously discussed first quarter of 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. During the second quarter of 2004, the Company had cash outflows of $0.7 million to acquire Integrated Benefits Management.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $79.9 million for the first six months of 2005 compared to $239.1 million provided for the same period in 2004. During the first six months of 2005, the Company reduced short-term debt $27.0 million by repayment of maturing debt. During the first six months of 2004, the Company received proceeds of $300.0 million from the May 2004 issuance of adjustable conversion-rate equity security units.

As of June 30, 2005, the Company had $200.0 million of short-term debt payable, all of which was paid in July 2005.

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

Debt

At June 30, 2005, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $2,862.0 million and short-term debt totaling $200.0 million. The short-term debt was repaid in July 2005. At June 30, 2005, the debt to total capital ratio was 34.1 percent compared to 35.2 percent at December 31, 2004. The debt to total capital ratio, when calculated allowing 50 percent equity credit for the Company’s junior subordinated debt securities and 80 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 24.6 percent at June 30, 2005, compared to 25.5 percent at December 31, 2004.

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

Commitments

With respect to the Company’s commitments, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first six months of 2005, there were no substantive changes to the Company’s commitments.

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

In November 2004, AM Best reaffirmed the Company’s ratings and commented that it would be closely monitoring the Company’s operations as to the impact of the multistate market conduct regulatory settlement. In this regard it noted that California conducted a separate examination and that there could be fines or remediation costs in addition to the charge announced by the Company in connection with the multistate settlement. AM Best also noted that it would be monitoring the operating results of the Company’s core group long-term income protection business. AM Best stated that the maintenance of the Company’s current ratings reflected the agency’s expectation that several key financial and operational measures would be maintained.

These measures are as follows:

•	The maintenance of a Best Capital Adequacy Ratio (BCAR) of at least 150 percent on a consolidated basis, as well as for the primary operating companies.

•	The maintenance of an NAIC risk-based capital ratio of at least 250 percent.

•	No common stock repurchases through year end 2006.

•	After-tax operating earnings in 2005 (excluding special charges) of $500 million on a GAAP basis and at least $375 million on a statutory basis.

•	The debt-to-capital ratio cannot exceed its present level, and this ratio should trend downward with future equity growth through retained earnings and the 2005 debt pay-down.

•	Cash at the holding company will be maintained to cover approximately six months of after-tax debt interest service and stockholder dividends. While the agency stated that a portion of the current cash position is intended for the pay-down of debt in 2005, it expects that the Company will build to a six-month cash position over a reasonable period of time.

•	Persistency of the Company’s core group long-term income protection business will not drop below 80 percent. AM Best will also be taking into consideration the quality of business lapsing and the resulting impact on the Company’s loss ratios.

•	The Company should not have any additional significant charges.

•	Settlement expectations shall not exceed 120 percent of expected response rates, amount of claims reopened, size of claims payments and expenses associated with the payout.

In June 2005, AM Best reaffirmed the existing financial strength rating of the Company and maintained a negative outlook. AM Best anticipates that the negative outlook will remain in effect until there is more clarity with regards to the ultimate cost of the multistate market conduct regulatory settlement and further improvement is exhibited in the financial flexibility of the parent company. AM Best is also monitoring outstanding litigation and resolution of the discussions with the California Department of Insurance. The Company believes that its results for June 30, 2005 are in compliance with each of these measures.

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

	AM Best	Fitch	Moody’s	S&P
UnumProvident Corporation
Senior Debt	bbb-	BBB- (Good)	Ba1 (Speculative)	BB+
U.S. Insurance Subsidiaries
Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life & Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first six months of 2005, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 12, 2005. The stockholders of the Company voted on five items at the Annual Meeting as set forth below:

1. The election of four directors each to serve for a term expiring at the Annual Meeting of Stockholders in 2007.

Nominee	For	Withheld
Jon S. Fossel	250,208,986	12,548,890
Gloria C. Larson	250,400,355	12,357,521
William J. Ryan	250,484,812	12,273,064
Thomas R. Watjen	250,551,119	12,206,757

Other directors whose terms of office continued after the meeting are as follows:

E. Michael Caulfield*

Pamela H. Godwin

Ronald E. Goldsberry

Thomas Kinser

Hugh O. Maclellan, Jr.

A.S. (Pat) MacMillan, Jr.

C. William Pollard

John W. Rowe*

2. The approval of amendments to the Stock Plan of 1999.

For: 256,221,363        Against: 4,156,897        Abstain: 2,379,616        Broker Non-Vote: 0

3. The ratification of the selection of Ernst & Young LLP as the Company’s independent auditor.

For: 259,058,365        Against: 2,080,035        Abstain: 1,619,476        Broker Non-Vote: 0

4. The consideration and action on a stockholder proposal regarding election of directors by a majority instead of plurality vote.

For: 119,705,528        Against: 91,594,708      Abstain: 13,485,379      Broker Non-Vote: 37,972,261

5. The consideration and action on a stockholder proposal to establish an office of the Board of Directors to enable direct communications on corporate governance matters.

For: 17,238,627        Against: 200,203,378      Abstain: 7,343,610        Broker Non-Vote: 37,972,261

*	In July 2005 Mr. Caulfield resigned from the Company’s board of directors following his acceptance of the position as chief operating officer of a firm with which the Company does business. After reviewing the various relationships, Mr. Caulfield and the Company’s board of directors determined that Mr. Caulfield’s independence as a director could be affected and that it would be prudent that he not continue as a director of the Company. Also in July, Mr. Rowe notified the Company that after due consideration of the demands associated with his position as the President and CEO of Exelon Corporation and his service on three public company boards, in addition to that of the Company, he was resigning from the Company’s board of directors effective on that date. The Company’s board elected a new director, Edward J. Muhl, on July 14, 2005.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation
(Registrant)

Date: August 8, 2005	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 8, 2005	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer