Form 10-Q
period 2005-09-30
UNUMPROVIDENT CORP
filed 2005-11-07
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common stock, $0.10 par value	298,019,247

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect the Company’s business and results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which the Company is engaged.

•	Actual experience in connection with implementation of the multistate market conduct regulatory settlement agreements and the California Department of Insurance settlement agreement may deviate from the Company’s assumptions.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention may adversely affect the Company’s business and results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company, and either may adversely affect the Company’s business and results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect the Company’s business and results of operations in a period.

•	Changes in the interest rate environment may adversely affect reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from the Company’s assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements and the California Department of Insurance settlement agreement.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in the Company’s reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect the Company’s business and results of operations in a period.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	September 30 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value	$34,532.7	$32,488.4
Equity Securities	12.9	12.9
Mortgage Loans	661.1	498.2
Real Estate	18.2	27.4
Policy Loans	3,074.4	3,073.6
Other Long-term Investments	75.1	77.0
Short-term Investments	311.1	410.2

Total Investments	38,685.5	36,587.7
Other Assets
Cash and Bank Deposits	63.7	130.7
Accounts and Premiums Receivable	1,993.9	2,033.1
Reinsurance Receivable	5,511.4	6,969.2
Accrued Investment Income	649.5	588.3
Deferred Policy Acquisition Costs	2,913.6	2,882.5
Value of Business Acquired	83.2	101.5
Goodwill	273.3	271.1
Other Assets	942.1	1,236.5
Separate Account Assets	30.7	31.7

Total Assets	$51,146.9	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	September 30 2005	December 31 2004
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,722.5	$1,841.6
Reserves for Future Policy and Contract Benefits	34,125.2	33,224.8
Unearned Premiums	549.7	500.8
Other Policyholders’ Funds	2,275.1	2,425.3
Current Income Tax	2.3	0.3
Deferred Income Tax	964.7	1,060.6
Short-term Debt	—	227.0
Long-term Debt	2,862.0	2,862.0
Other Liabilities	1,377.0	1,434.1
Separate Account Liabilities	30.7	31.7

Total Liabilities	43,909.2	43,608.2

Commitments and Contingent Liabilities - Note 11

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 299,970,342 and 298,497,008 shares	30.0	29.8
Additional Paid-in Capital	1,617.5	1,588.4
Accumulated Other Comprehensive Income	1,167.0	1,481.1
Retained Earnings	4,495.1	4,185.5
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(17.7)	(6.5)

Total Stockholders’ Equity	7,237.7	7,224.1

Total Liabilities and Stockholders’ Equity	$51,146.9	$50,832.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,952.2	$1,962.3	$5,827.2	$5,875.3
Net Investment Income	547.2	527.2	1,623.4	1,594.2
Net Realized Investment Gain (Loss)	(71.4)	64.5	(9.1)	3.4
Other Income	115.9	101.3	331.0	315.4

Total Revenue	2,543.9	2,655.3	7,772.5	7,788.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,812.1	1,764.2	5,280.6	5,400.3
Commissions	191.5	207.8	609.4	641.5
Interest and Debt Expense	49.8	53.4	155.5	154.1
Deferral of Policy Acquisition Costs	(119.5)	(137.9)	(402.1)	(432.3)
Amortization of Deferred Policy Acquisition Costs	112.5	108.2	349.4	326.4
Amortization of Value of Business Acquired	3.9	4.5	11.9	13.6
Impairment of Intangible Assets	—	—	—	856.4
Compensation Expense	187.7	182.1	565.3	554.9
Other Operating Expenses	237.6	217.2	686.8	675.7

Total Benefits and Expenses	2,475.6	2,399.5	7,256.8	8,190.6

Income (Loss) from Continuing Operations Before Income Tax	68.3	255.8	515.7	(402.3)

Income Tax (Benefit)	15.7	88.2	139.6	(75.6)

Income (Loss) from Continuing Operations	52.6	167.6	376.1	(326.7)

Discontinued Operations - Note 3
Loss Before Income Tax	—	—	—	(97.4)
Income Tax Benefit	—	—	—	(36.6)

Loss from Discontinued Operations	—	—	—	(60.8)

Net Income (Loss)	$52.6	$167.6	$376.1	$(387.5)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.18	$0.57	$1.27	$(1.11)
Net Income (Loss)	$0.18	$0.57	$1.27	$(1.31)
Assuming Dilution
Income (Loss) from Continuing Operations	$0.17	$0.55	$1.21	$(1.11)
Net Income (Loss)	$0.17	$0.55	$1.21	$(1.31)

Dividends Paid	$0.075	$0.075	$0.225	$0.225

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

Comprehensive Loss, Net of Tax
Net Loss				(387.5)			(387.5)
Change in Net Unrealized Gain on Securities			18.6				18.6
Change in Net Gain on Cash Flow Hedges			79.5				79.5
Change in Foreign Currency Translation Adjustment			3.2				3.2

Total Comprehensive Loss							(286.2)

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		5.7				3.8	9.5
Dividends to Stockholders				(66.3)			(66.3)

Balance at September 30, 2004	$29.8	$1,587.2	$1,272.5	$4,073.1	$(54.2)	$(8.0)	$6,900.4

Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Income, Net of Tax
Net Income				376.1			376.1
Change in Net Unrealized Gain on Securities			(304.6)				(304.6)
Change in Net Gain on Cash Flow Hedges			48.1				48.1
Change in Foreign Currency Translation Adjustment			(57.6)				(57.6)

Total Comprehensive Income							62.0

Common Stock Activity	0.2	29.1				(11.2)	18.1
Dividends to Stockholders				(66.5)			(66.5)

Balance at September 30, 2005	$30.0	$1,617.5	$1,167.0	$4,495.1	$(54.2)	$(17.7)	$7,237.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Nine Months Ended September 30
	2005	2004
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$376.1	$(387.5)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(402.1)	(445.9)
Amortization and Depreciation	410.4	394.6
Impairment of Intangible Assets	—	856.4
Net Realized Investment (Gain) Loss	9.1	(3.0)
Insurance Reserves and Liabilities	833.2	1,241.8
Income Tax	51.1	(122.2)
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	—	(707.4)
Other	(331.3)	(523.0)

Net Cash Provided by Operating Activities	946.5	303.8

Cash Flows from Investing Activities
Proceeds from Sales of Investments	1,418.9	1,265.0
Proceeds from Maturities of Investments	968.5	1,546.2
Purchase of Investments	(3,266.2)	(3,017.2)
Net Sales (Purchases) of Short-term Investments	112.9	(285.8)
Acquisition of Business	(3.5)	—
Disposition of Business	8.8	18.8
Other	54.6	(29.1)

Net Cash Used by Investing Activities	(706.0)	(502.1)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	2.3	2.7
Maturities and Benefit Payments from Policyholder Accounts	(6.4)	(9.3)
Net Short-term Debt Repayments	(227.0)	—
Issuance of Long-term Debt	—	300.0
Issuance of Common Stock	—	4.6
Dividends Paid to Stockholders	(66.5)	(66.3)
Other	(7.9)	(22.7)

Net Cash Provided (Used) by Financing Activities	(305.5)	209.0

Effect of Foreign Exchange Rate Changes on Cash	(2.0)	0.2

Net Increase (Decrease) in Cash and Bank Deposits	(67.0)	10.9

Cash and Bank Deposits at Beginning of Year	130.7	119.2

Cash and Bank Deposits at End of Period	$63.7	$130.1

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the impairment of intangible assets as discussed in Note 4, and the reserve strengthening as discussed in Note 5) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Note 2 - Accounting Pronouncements Outstanding

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

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of insurance Contracts, was issued by the Accounting Standards Executive Committee on September 19, 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97 (SFAS 97), Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company has not yet determined the impact of the adoption of SOP 05-1 on its financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

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

Selected results for the Canadian branch for the period January 1, 2004 through April 30, 2004 are as follows (in million of dollars, except share data):

Premium Income	$124.5

Total Revenue	$146.2

Income Before Income Tax, Excluding Loss on Sale and Write-downs	$16.2
Loss on Sale and Write-downs	(113.6)

Loss Before Income Tax	$(97.4)

Income Excluding Loss on Sale and Write-downs	$10.5
Loss on Sale and Write-downs, Net of Income Tax	(71.3)

Loss	$(60.8)

Loss Per Share
Basic	$(0.20)
Assuming Dilution	$(0.20)

Note 4 - Segment Information

Effective July 1, 2005, the Company modified its reporting segments to separate its United States business from that of its United Kingdom subsidiary, Unum Limited, due to the continued growth in that subsidiary and to recent organizational changes within the Company which established a separate management team to focus solely on the U.S. Brokerage lines of business. The Company’s new reporting segments are comprised of the following: U.S. Brokerage, Unum Limited (U.K. business), Colonial, Individual Income Protection – Closed Block, Other, and Corporate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 4 - Segment Information - Continued

The U.S. Brokerage segment includes the results of the Company’s U.S. group income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, including individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products. The Unum Limited segment is comprised of the Company’s U.K. group and individual income protection and group life products. The products now reported in the U.S. Brokerage segment and the Unum Limited segment were previously combined and reported in the Income Protection and Life and Accident segments. The modification of the Company’s reporting segments had no impact on the level at which the Company performs impairment testing for goodwill or loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired.

The results of the disability management services business are now reported in the Other segment, which has been redefined to include the disability management services business as well as results from U.S. Brokerage insured products not actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. There were no changes to the Colonial, Individual Income Protection – Closed Block or Corporate segments.

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

In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which actively market new products. In the past, this business had been reported in combination with the individual income protection – recently issued line of business. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The separation of the closed block business into a separate reporting segment required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 4 - Segment Information - Continued

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

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in the Company’s condensed consolidated operating results reported herein and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. The Company measures segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because management believes that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. The Company’s investment focus is on investment income to support its insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses are dependent on market conditions and not necessarily related to decisions regarding the underlying business of the Company’s segments. Segment results for the three and nine months ended September 30, 2004 have been reclassified to conform to the current reporting segments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 4 - Segment Information - Continued

Selected data by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars)
Premium Income
U.S. Brokerage
Group Income Protection
Group Long-term Income Protection	$486.0	$506.6	$1,468.4	$1,523.9
Group Short-term Income Protection	140.0	151.6	429.8	464.6
Group Life and Accidental Death & Dismemberment
Group Life	318.3	353.0	980.5	1,086.1
Accidental Death & Dismemberment	37.6	45.3	116.6	137.9
Supplemental and Voluntary
Individual Income Protection - Recently Issued	106.8	105.7	321.5	312.1
Long-term Care	119.1	112.5	351.0	330.1
Voluntary Workplace Benefits	85.7	73.7	252.2	217.6

	1,293.5	1,348.4	3,920.0	4,072.3

Unum Limited
Group Long-term Income Protection	152.4	129.3	433.4	372.3
Group Life	43.9	30.8	123.0	81.4
Other	7.7	10.0	30.7	28.4

	204.0	170.1	587.1	482.1

Colonial
Income Protection	127.7	122.5	379.8	362.2
Life	28.5	26.8	84.8	80.1
Other	41.2	37.1	121.9	109.2

	197.4	186.4	586.5	551.5

Individual Income Protection – Closed Block	257.6	246.8	732.4	747.3

Other	(0.3)	10.6	1.2	22.1

	1,952.2	1,962.3	5,827.2	5,875.3

Net Investment Income and Other Income
U.S. Brokerage	276.2	259.9	822.8	771.5
Unum Limited	44.9	35.8	122.6	104.8
Colonial	24.7	24.2	75.2	71.7
Individual Income Protection – Closed Block	218.6	213.7	632.7	664.6
Other	81.8	84.5	250.2	257.4
Corporate	16.9	10.4	50.9	39.6

	663.1	628.5	1,954.4	1,909.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 4 - Segment Information - Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars)
Operating Revenue (Excluding Net Realized Investment Gains and Losses)
U.S. Brokerage	$1,569.7	$1,608.3	$4,742.8	$4,843.8
Unum Limited	248.9	205.9	709.7	586.9
Colonial	222.1	210.6	661.7	623.2
Individual Income Protection – Closed Block	476.2	460.5	1,365.1	1,411.9
Other	81.5	95.1	251.4	279.5
Corporate	16.9	10.4	50.9	39.6

	2,615.3	2,590.8	7,781.6	7,784.9

Benefits and Expenses
U.S. Brokerage	1,497.8	1,494.8	4,459.0	4,524.0
Unum Limited	199.1	167.8	571.3	482.3
Colonial	180.1	171.0	532.3	507.6
Individual Income Protection – Closed Block	480.8	427.3	1,318.9	2,272.5
Other	67.9	83.4	214.6	242.4
Corporate	49.9	55.2	160.7	161.8

	2,475.6	2,399.5	7,256.8	8,190.6

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
U.S. Brokerage	71.9	113.5	283.8	319.8
Unum Limited	49.8	38.1	138.4	104.6
Colonial	42.0	39.6	129.4	115.6
Individual Income Protection – Closed Block	(4.6)	33.2	46.2	(860.6)
Other	13.6	11.7	36.8	37.1
Corporate	(33.0)	(44.8)	(109.8)	(122.2)

	$139.7	$191.3	$524.8	$(405.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 4 - Segment Information - Continued

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars)
Operating Revenue by Segment	$2,615.3	$2,590.8	$7,781.6	$7,784.9
Net Realized Investment Gain (Loss)	(71.4)	64.5	(9.1)	3.4

Revenue	$2,543.9	$2,655.3	$7,772.5	$7,788.3

Operating Income (Loss) by Segment	$139.7	$191.3	$524.8	$(405.7)
Net Realized Investment Gain (Loss)	(71.4)	64.5	(9.1)	3.4
Income Tax (Benefit)	15.7	88.2	139.6	(75.6)
Loss from Discontinued Operations, Net of Tax	—	—	—	(60.8)

Net Income (Loss)	$52.6	$167.6	$376.1	$(387.5)

Assets by segment are as follows:

	September 30 2005	December 31 2004
	(in millions of dollars)
U.S. Brokerage	$19,968.3	$19,492.2
Unum Limited	3,450.8	3,364.8
Colonial	2,186.6	2,111.2
Individual Income Protection – Closed Block	15,759.4	15,991.4
Other	8,975.5	9,055.8
Corporate	806.3	816.9

Total	$51,146.9	$50,832.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

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

September 30, 2005

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

The expense recognized in the three and nine month periods ended September 30, 2005 and 2004 for stock-based employee compensation was less than that which would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$52.6	$167.6	$376.1	$(387.5)
Add: Stock-based Employee Compensation Expense
Included in Net Income (Loss) as a Result of the
Prospective Application Allowed Under SFAS 148,
Net of Tax	0.1	0.2	0.5	0.6
Deduct: Stock-based Employee Compensation Expense
Determined under SFAS 123, Net of Tax	(0.2)	(1.2)	(1.0)	(3.5)

Pro Forma Net Income (Loss)	$52.5	$166.6	$375.6	$(390.4)

Net Income (Loss) Per Share:
Basic - as Reported	$0.18	$0.57	$1.27	$(1.31)
Basic - Pro Forma	$0.18	$0.56	$1.27	$(1.32)

Assuming Dilution - as Reported	$0.17	$0.55	$1.21	$(1.31)
Assuming Dilution - Pro Forma	$0.17	$0.55	$1.21	$(1.32)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost, including discontinued operations, related to the defined benefit pension and postretirement plans sponsored by the Company for its employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2005	2004	2005	2004	2005	2004
	(in millions of dollars)
Service Cost	$8.8	$7.3	$2.3	$2.1	$1.0	$0.9
Interest Cost	10.9	9.3	1.9	1.4	2.6	2.6
Expected Return on Plan Assets	(10.0)	(8.9)	(1.7)	(1.1)	(0.1)	(0.1)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(1.0)	(1.0)
Amortization of Net Loss	4.8	4.0	0.7	0.5	—	—

Net Periodic Benefit Cost	$13.8	$11.0	$3.2	$2.9	$2.5	$2.4

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2005	2004	2005	2004	2005	2004
	(in millions of dollars)
Service Cost	$26.4	$21.9	$6.9	$6.6	$3.1	$3.3
Interest Cost	32.7	27.9	5.7	4.4	7.8	8.2
Expected Return on Plan Assets	(30.1)	(26.7)	(5.1)	(3.5)	(0.4)	(0.4)
Amortization of Prior Service Cost	(2.1)	(2.1)	—	—	(3.0)	(2.8)
Amortization of Net Loss	14.4	12.0	2.1	1.7	—	—
Curtailment	—	—	—	0.7	—	(9.4)

Net Periodic Benefit Cost (Credit)	$41.3	$33.0	$9.6	$9.9	$7.5	$(1.1)

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

September 30, 2005

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

The Company has no regulatory contribution requirements for its U.S. qualified defined benefit plans in 2005, but is considering making a voluntary contribution in 2005, depending on fourth quarter 2005 legislative developments for pension reform. The Company’s U.K. operation maintains a separate defined benefit plan for its employees, wherein the Company anticipates it will make a minimum funding contribution of approximately $11.9 million in 2005.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 8 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$52.6	$167.6	$376.1	$(387.5)

Denominator (000s)
Weighted Average Common Shares - Basic	295,767.2	295,265.0	295,628.6	295,154.6
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	16,156.4	6,870.5	12,432.5	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	2,724.5	1,493.1	2,398.3	—

Weighted Average Common Shares - Assuming Dilution	314,648.1	303,628.6	310,459.4	295,154.6

Net Income (Loss) Per Common Share
Basic	$0.18	$0.57	$1.27	$(1.31)
Assuming Dilution	$0.17	$0.55	$1.21	$(1.31)

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the nine month period ending September 30, 2004, approximately 5.6 million issuable shares related to the purchase contract elements of the units and approximately 1.5 million issuable common shares for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 12.1 million and 12.4 million shares of common stock for the three and nine month periods ended September 30, 2005, respectively, and 14.2 million and 14.7 million shares for the three and nine month periods ended September 30, 2004, respectively, were outstanding during the respective periods but were not included in the computation of net income (loss) per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of the Company’s common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 8 - Debt, Stockholders’ Equity, and Earnings Per Common Share - Continued

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 9 - Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of deferred tax, are as follows:

	September 30 2005	December 31 2004
	(in millions of dollars)
Net Unrealized Gain on Securities	$1,005.2	$1,309.8
Net Gain on Cash Flow Hedges	285.0	236.9
Foreign Currency Translation Adjustment	38.7	96.3
Minimum Pension Liability Adjustment	(161.9)	(161.9)

Accumulated Other Comprehensive Income	$1,167.0	$1,481.1

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars)
Net Income (Loss)	$52.6	$167.6	$376.1	$(387.5)

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(902.9)	726.5	(479.4)	187.0
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	71.4	(64.5)	9.1	(3.4)
Reclassification Adjustment for Net Realized Investment Gain - Discontinued Operations	—	—	—	(139.4)
Change in Net Gain on Cash Flow Hedges	(153.5)	155.3	74.1	122.3
Change in Foreign Currency Translation Adjustment	(10.5)	(2.3)	(57.4)	(0.4)

	(995.5)	815.0	(453.6)	166.1
Change in Deferred Tax	(342.0)	289.1	(139.5)	64.8

Other Comprehensive Income (Loss)	(653.5)	525.9	(314.1)	101.3

Comprehensive Income (Loss)	$(600.9)	$693.5	$62.0	$(286.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 10 - Reinsurance

During the third quarter of 2005, the Company recaptured its closed block individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business includes approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

Prior to recapture, the reinsurance contract had an embedded derivative that required the bifurcation of the derivative from the basic reinsurance contract. The fair value attributed to the embedded derivative was reported in fixed maturity securities, and the change in the fair value of this embedded derivative was reported as a realized investment gain or loss during the period of change. At the date of recapture, the embedded derivative was terminated, and the time value component of this derivative was recognized as a realized investment loss of $9.4 million before tax.

The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture therefore did not have a material impact on operating income for the Individual Income Protection – Closed Block segment.

Note 11 - Commitments and Contingent Liabilities

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

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

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

On November 6, 2003, the district court entered an order appointing a Lead Plaintiff in the consolidated action. On January 9, 2004, the Lead Plaintiff filed its consolidated amended complaint. The Lead Plaintiff seeks to represent a putative class of purchasers of UnumProvident Corporation publicly traded securities between March 30, 2000 and April 24, 2003. The plaintiffs allege, among other things, that the Company issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate its disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On March 19, 2004, the defendants filed a motion to dismiss the consolidated amended complaint. On September 12, 2005, the court issued a Memorandum and Order denying in part, and granting in part, the motion to dismiss. The court granted the motion with respect to Lead Plaintiff’s claims concerning UnumProvident’s investments and denied the motion challenging the other alleged misstatements. Discovery, which has been stayed in this action pursuant to the Private Securities Litigation Reform Act of 1995, has now begun. The Company denies the allegations and will vigorously defend against the allegations raised by the complaints.

On May 7, 2003, Azzolini v. CorTs Trust II for Provident Financial Trust, et al., was filed in the Southern District of New York. This is a federal securities law class action on behalf of a putative class of purchasers of UnumProvident Corporate-Backed Trust Securities (CorTs) certificates issued by the defendant underwriters in an initial public offering unaffiliated with the Company. Plaintiff alleges claims against UnumProvident, certain of its officers, and certain of the underwriter defendants under the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiff asserts that UnumProvident issued and/or failed to correct false and misleading financial statements and press releases concerning the Company’s publicly reported revenues and earnings directed to the investing public.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

Two virtually identical putative class actions were filed in the Southern District of New York in March and May 2003, which were consolidated with the Azzolini action. A separate action, Bernstein v. CorTs for Provident Financing Trust I, et al., was filed in the Eastern District of New York on July 7, 2003. The Bernstein action makes identical allegations as the Azzolini action, but with respect to a different series of CorTs securities. These actions all were transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings.

On March 19, 2004, amended complaints were filed in both the Azzolini and Bernstein actions. The amended complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against UnumProvident and one of its officers. The Azzolini plaintiff seeks to represent a putative class of purchasers of certain CorTs certificates between March 21, 2001 and March 24, 2003. The Bernstein plaintiff seeks to represent a putative class of purchasers of a different series of CorTs certificates between February 8, 2001 and March 10, 2003. On April 19, 2004, the defendants moved to dismiss the complaints in each of these actions. On September 12, 2005, the court issued a Memorandum and Order granting the motion to dismiss filed by UnumProvident and its employee.

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

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

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

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

On March 10, 2005, plaintiffs filed a motion for class certification. The defendants opposed that motion.

The court entered a schedule providing for the completion of all pretrial proceedings in these actions by December 2005. The parties are in the process of discussing an amendment to that schedule which will likely extend the period for pre-trial proceedings. The defendants strongly deny the allegations in the complaints and will vigorously defend the litigation and any attempt to certify the class.

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

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

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

Since October 2004, the Company and/or its insurance subsidiaries have received subpoenas or information requests from the Office of the Attorney General, insurance departments, and/or other state regulatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, and South Carolina. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation agreements with brokers. The Company is cooperating fully with these investigations.

The Company also has had discussions with the U.S. Department of Labor (DOL) regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including ULR, which is a defendant referred to below under “Brokerage Compensation Litigation.” The Company is cooperating with the DOL’s investigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

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

Because of the number of market conduct examinations initiated during 2002 and 2003, the insurance commissioners of Maine, Massachusetts, and Tennessee, the states of domicile of the Company’s principal insurance subsidiaries, initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries and whether they reflected unfair claim settlement practices. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004 when the required number of participating states consented to the agreements. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes and enhancements to the Company’s disability claims handling operations and were designed to assure that each claim decision is made in a consistently high quality manner. In addition to enhancements to the Company’s claims handling procedures, the primary components of the settlement agreements include a reassessment of certain previously denied or closed claims, additional corporate and board governance and payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions participating in the agreements. Forty-eight states and the District of Columbia consented to the settlement agreements. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The Company is subject to a potential contingent fine of $145.0 million for failure to satisfactorily meet the performance standards in the settlement agreements relating to these subsequent examinations.

In addition, the DOL, which had been conducting an inquiry relating to certain ERISA plans, has joined the settlement agreements. The NYAG, which had engaged in its own investigation of the Company’s claim handling practices, notified the Company that it supported the settlement and had closed its investigation on this issue.

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

On October 3, 2005, certain of the Company’s insurance subsidiaries entered into a settlement agreement with the California Department of Insurance (DOI), concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

As part of the settlement with the California DOI, the Company agreed to change certain practices and policy provisions related to its California business and make them consistent with California case law. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. In entering the settlement, the Company did not agree with the allegations and characterization of the Company’s past claims handling practices made by the California DOI.

Under the terms of the settlement, the Company will change a number of provisions specific to California disability policies. Additionally as part of the settlement, the Company will receive approval from the California DOI for the use of new individual and group disability policy forms.

The California settlement also incorporates the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could choose to participate in that claim reassessment process even though California did not join the multistate settlement agreements. The Company has amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997, and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice.

Separately, the Company is proceeding with a plan to offer to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers.

Based on the California DOI settlement agreement and related matters described above, in the third quarter of 2005 the Company recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and an $8.0 million fine.

While the 2004 multistate regulatory settlement agreements and the recent California DOI settlement agreement resulted in changes in the Company’s claim handling practices and a process for reassessing certain claims to determine whether the earlier claim decision was properly decided, other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

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

On October 20, 2004, a purported class action complaint for violations of RICO, Ronald Scott Shirley v. Universal Life Resources, et al., was filed in the United States District Court for the Southern District of California. The allegations are made against ULR and several major insurers, including UnumProvident, claiming there was a conspiracy to fraudulently market, sell and administer insurance products to employee benefit plans by extracting undisclosed compensation and fees from the employers sponsoring the plans and from the participants of those plans. On January 10, 2005, an amended complaint was filed and the amendment included the insertion of a new plaintiff, Cynthia Brandes. The case was entitled, Cynthia Brandes individually and on behalf of all those similarly situated v. Universal Life Resources, et al. A Second Amended Complaint was filed on April 8, 2005, which asserts claims against the Company and certain of its subsidiaries for alleged violations of RICO, the Sherman Act, and ERISA. On April 18, 2005, co-defendant MetLife filed a notice of potential tag along and a request that this action be transferred to the United States District Court for the District of New Jersey as part of MDL No. 1663. A conditional transfer order to MDL No. 1663 was issued on June 1, 2005, which was opposed by one of the defendants. The remaining defendants, including UnumProvident, continued to seek transfer of this matter. The defendants filed a motion to dismiss on June 2, 2005. On August 31, 2005, plaintiffs voluntarily dismissed this action without prejudice.

On November 17, 2004, an action purporting to seek injunctive relief pursuant to the California Insurance Code, The People of the State of California by and through John Garamendi, Insurance Commissioner of the State of California v. Universal Life Resources, et al., was filed in the Superior Court of the State of California for the County of San Diego. Allegations are made against ULR and several major insurers, including UnumProvident, claiming that the broker was paid undisclosed or inadequately disclosed fees, commissions, and other compensation as kickbacks by the insurer defendants in return for the broker steering its clients to purchase insurance policies and other services from the insurer defendants. In addition to injunctive relief, the complaint purported to seek the imposition of a constructive trust to recover any funds acquired by any practice the Court may find to have been in violation of the Insurance Code or the regulations promulgated thereunder. The case was removed to the United States District Court for the Southern District of California on January 3, 2005. On January 24, 2005, the plaintiff filed a motion to remand the case to state court. At a hearing on this motion on April 15, 2005, plaintiffs withdrew their demand for a constructive trust, which had furnished the basis for the removal to federal court. Thereafter, on April 18, 2005, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

matter was remanded to state court. A Second Amended Complaint (SAC) was filed on June 3, 2005, and defendants filed a demurrer to the SAC on July 21, 2005. A hearing on the demurrer was set for October 28, 2005. The Company denies the allegations of the complaint and will vigorously defend the litigation.

On April 13, 2005 the Company received service of the complaint entitled, Palm Tree Computers Systems, Inc. et al. on behalf of itself and all others similarly situated v. ACE USA, et al., which was filed in the Circuit Court of Seminole County, Florida on February 16, 2005. Prior to the Company being served, two other defendants filed petitions to remove the case to the United States District Court of the Middle District of Florida. One defendant has since stipulated that diversity jurisdiction does not exist, and the federal court has dismissed the removed action. The second defendant’s removal based on federal question jurisdiction is currently the subject of a motion to remand by plaintiffs. The complaint is a putative class action and alleges violations of the Deceptive and Unfair Trade Practices Act of Florida and other states, breach of fiduciary duty, and unjust enrichment. The allegations are brought against numerous broker organizations and insurers and assert the Company and its subsidiaries and affiliates engaged in illegal and unethical contingent commission arrangements. The complaint seeks damages and injunctive relief as provided under the laws of the State of Florida and various other states. A conditional transfer order to MDL No. 1663 was issued on June 1, 2005, which was opposed by plaintiffs and one defendant. The defendant subsequently withdrew its opposition to transfer. On October 20, 2005, the judicial panel on multidistrict litigation issued a ruling transferring the matter to MDL No. 1663.

On May 17, 2005, the Company received service of the First Amended Complaint entitled, Bensley Construction, Inc., on its own behalf and on behalf of others similarly situated, v. Marsh & McLennan Companies, Inc., et al., filed in Superior Court for Essex County, Commonwealth of Massachusetts on May 16, 2005, by the same counsel as in Palm Tree. The original complaint was filed on February 17, 2005, but was never served. The allegations in this purported Massachusetts plaintiffs’ only class action allege violations of breach of fiduciary duty and unjust enrichment, similar to those in Palm Tree under Massachusetts state law. The case was removed to Federal Court and a tag-along notice filed seeking transfer to MDL No. 1663. A conditional transfer order to MDL No. 1663 was issued on October 4, 2005, and plaintiff and one defendant group have filed a notice of opposition to the transfer. Plaintiff filed a motion to remand, which defendants have opposed. Plaintiffs have also filed a motion to substitute a new plaintiff for Bensley Construction, and defendants have moved to stay proceedings pending a ruling on the motion to transfer the case to MDL No. 1663. The District Court has set a hearing on these motions for November 28, 2005. The Company denies the allegations of the complaint and will vigorously defend the case.

Additional Litigation

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging false statements and claims were made or caused to be made by UnumProvident and GENEX to the United States of America in violation of the False Claims Act. The action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government has turned down the option to prosecute the case and as a result the seal was lifted and the case became a matter of public record on December 23, 2004. This litigation relates to the assistance provided to UnumProvident Corporation insurance subsidiary claimants in their pursuit of, or application for, benefits from the Social Security Administration by UnumProvident and GENEX employees, agents or any employees of its subsidiary companies. On September 13, 2005, the magistrate judge filed a recommended decision granting the Company’s motion to dismiss. The plaintiffs appealed that finding to the district court judge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 11 - Commitments and Contingent Liabilities - Continued

On October 6, 2005, the district court judge adopted, in full, the recommended decision of the magistrate judge thereby granting dismissal of the case. The plaintiffs have 30 days from October 6, 2005 to amend their complaint. On December 21, 2004, a putative derivative action styled Leonard v. UnumProvident Corporation, et al., was filed in the State of Tennessee Chancery Court for Hamilton County against the Company and various members of its board of directors alleging claims on behalf of the Company against the named director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. On April 1, 2005, the defendants moved to dismiss the complaint on the grounds that the plaintiff failed to make a pre-suit demand on the UnumProvident board of directors and that the complaint fails to state a claim upon which relief could be granted. That motion remains pending. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

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

Note 12 - Acquisitions and Dispositions

In July 2005, Unum Limited completed the sale of its Netherlands branch. The gain on the sale was approximately $5.7 million before tax and $4.0 million after tax and is included in the operating results for the three and nine month periods ended September 30, 2005.

During the third quarter of 2005, the Company’s wholly-owned subsidiary, GENEX Services, Inc. (GENEX), acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million.

Note 13 - Income Tax

In April 2005, the Internal Revenue Service completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. Separately, a number of additional adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with the proposed adjustments.

In the third quarter of 2005, the Company recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of the Company’s U.K. subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2005

Note 13 - Income Tax - Continued

During the fourth quarter of 2005, the Company intends to repatriate up to $450.0 million in unremitted foreign earnings under the Homeland Investment Act of 2004, contingent on the issuance of up to $400.0 million in debt by one of its wholly-owned U.K. subsidiaries. The Company expects to record in the fourth quarter of 2005 an income tax benefit of up to $5.5 million as a result of the repatriation.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, and the condensed statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

November 2, 2005

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

Executive Summary

Segment operating performance improved during the third quarter of 2005 relative to the prior year third quarter, with the Unum Limited segment, the Colonial segment, and many of the lines of business in the U.S. Brokerage segment reporting stable or improving operating performance. Operating income by segment, which excludes realized investment gains and losses and income taxes, was $139.7 million in the third quarter of 2005. Excluding the before tax charges of $75.0 million associated with the California Department of Insurance (DOI) settlement agreement and related matters, as discussed herein, operating income by segment was $214.7 million in the third quarter of 2005, compared to $191.3 million in the third quarter of 2004. The Company believes that its U.S. Brokerage segment group income protection business continues to exhibit long-term improvement with respect to underwriting, pricing, and expense management due to the actions taken over the past several quarters to increase the profitability in this business. Claims management results in the third quarter of 2005 improved over the first and second quarter of 2005 results, but were still below the Company’s long-term expectations for this business.

The Company’s U.S insurance subsidiaries’ statutory results for the third quarter of 2005 continued the healthy trend experienced over the last several quarters, maintaining the desired capital strength and dividend capacity. Combined statutory capital and surplus was approximately $4.235 billion at September 30, 2005, compared to $4.105 billion at December 31, 2004.

The Company’s 2005 priorities are as follows:

•	Continued profitability improvement in the U.S. Brokerage segment lines of business, particularly in the group income protection line of business;

•	Successful implementation of the changes required by the multistate market conduct regulatory settlement agreements and restoration of greater consistency in the timing of claim decisions and better claim management performance;

•	Maintaining solid performance and profitable growth in the Company’s Unum Limited and Colonial segments;

•	Managing the investment portfolio to match the effective asset and liability cash flows and durations while seeking to maximize investment income and total return and actively manage credit risk;

•	Focusing on operational excellence, continuous improvement, and process innovation while aggressively managing expenses;

•	Responding to the industry-wide focus on broker compensation and related matters and resolving the California market conduct examination;

•	Producing improvements in financial and operating performance which meet or exceed the expectations of the rating agencies, thereby increasing the opportunity for improved debt and financial strength ratings over time; and

•	Maintaining a strong balance sheet and capital position, including having reduced the Company’s leverage by repaying maturing debt of $227.0 million.

Progress in the first three quarters of 2005 included the following:

•	For the U.S. Brokerage segment, the third quarter of 2005 operating performance with respect to sales and pricing continued the first six months trend of showing evidence of long-term improvement. The Company has begun to restore sales momentum relative to the second half of 2004 while maintaining its commitment to a disciplined pricing approach for new business and believes that this strategy of focusing on the more profitable market segments will result in increased future profitability. Sales in the third quarter of 2005 for fully insured products in the U.S. Brokerage group income protection line of business increased $7.0 million, or 21.8 percent, over the third quarter of 2004, with increases in the small and mid-employer core markets as well as the large case market. Persistency in the group long-term income protection line of business was only slightly below the level of 2004 and was higher than the second quarter of 2005 and the Company’s expectations. Sales of voluntary workplace benefits products increased $4.4 million, or 19.0 percent, as the Company continues with the diversification of its U.S. Brokerage product portfolio.

•	The Company is implementing the procedural and organizational changes outlined in the multistate regulatory settlement agreements and resulting from other process improvement initiatives. Implementation of these changes has temporarily reduced the operating effectiveness of the Company’s U.S. Brokerage claims management. Improving the claim management results has been a major operational focus during the year. Management has assessed the causes of the disruption and the lower than expected performance and has been taking appropriate corrective actions. While this disruption has not been entirely eliminated, progress has been made throughout the year in restoring operational effectiveness, and as such, the cost of the disruption has declined sequentially quarter over quarter during 2005. Once the disruption has been eliminated, management expects claim operational effectiveness to reflect greater consistency in the timing of claim decisions, confirm management’s current belief concerning long-term expectations for recovery rates, and reflect any other more permanent effects of the changes, while maintaining the level of quality desired. To the extent that the operational improvement the Company has projected occurs at a slower rate, the Company may incur additional costs in its claim operations during the remainder of the year. See “Settlement of Multistate Market Conduct Examination” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 for further discussion of the multistate settlement agreements.

•	The Company’s Unum Limited and Colonial segments produced favorable operating results in the third quarter of 2005 relative to the third quarter of 2004, with segment operating income increasing $11.7 million for Unum Limited and $2.4 million for Colonial. Sales for Colonial increased marginally compared to the third quarter of 2004. Sales for Unum Limited’s group income protection line of business were essentially flat with the prior year third quarter, but group life sales decreased $12.8 million, or 66.7 percent, due to the competitive environment in the U.K. for group life products and the Company’s decision to maintain its pricing discipline.

•

The continued low level of new money rates and the limited supply of longer duration quality investments currently available in the marketplace continue to pressure the Company’s investment results. The Company believes its portfolios are well positioned from an asset-liability management perspective and that an increase in interest rates, even slightly, will improve the Company’s ability to grow the profitability of its businesses. The Company’s margins between its claim reserve discount rates and its investment portfolio yield rates remained above the Company’s target spread during the third quarter of 2005, and in the current interest rate environment, the Company believes its margins will remain adequate.

•	The Company continues to focus on operating effectiveness through short-term actions, continual improvement, and operational transformations such as integrated customer administration technology, web-enabled self service solutions, centralized account management technology, and local enrollment technology. During the third quarter of 2005, the consolidated ratio of operating expenses to premium income was 21.8 percent, compared to 21.5 percent ratio in the second quarter of 2005 and 20.3 percent for the third quarter of 2004. Excluding the $8.0 million fine and the $14.3 million charge for incremental direct operating expenses to conduct the reassessment process resulting from the California DOI settlement agreement, as discussed herein, the third quarter of 2005 operating expense ratio was 20.6 percent. Premium income has been negatively impacted by the Company’s targeted rate increases in its group lines of business. The Company is aggressively managing its expenses against this expected decline in premium income while at the same time continuing to provide innovative and high quality service to its customers.

•	In October 2005, the Company entered into a settlement agreement with the California DOI, which did not join the multistate settlement agreements, and also continues to cooperate and provide information in response to other regulatory investigations, as discussed more fully herein and in Note 11 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

•	Following the announcement of the settlement agreement with the California DOI, all four rating agencies reaffirmed the Company’s existing ratings, as more fully discussed in “Ratings” contained herein.

•	The Company has repaid $227.0 million of maturing debt in 2005.

First Nine Months of 2005 Significant Transactions and Events

California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements

On October 3, 2005, certain of the Company’s insurance subsidiaries entered into a settlement agreement with the California DOI, concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the fourth quarter of 2004 multistate settlement agreements the Company’s insurance subsidiaries entered into with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination. See “Settlement of Multistate Market Conduct Examination” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 for further discussion of the multistate settlement agreements.

As part of the settlement with the California DOI, the Company agreed to change certain practices and policy provisions related to its California business and make them consistent with California case law. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements reached last year and includes certain additional claim handling changes. In entering the settlement, the Company did not agree with the allegations and characterization of the Company’s past claims handling practices made by the California DOI. During the past two years, the Company has undertaken broad changes designed to improve the quality of claims decisions and its service levels to policyholders, including changes made as a result of the multistate settlement agreements. Because of this, the Company does not believe that the California DOI’s allegations or its market conduct examination report provide an accurate portrayal of the Company’s claim practices today.

Under the terms of the settlement, the Company will change a number of provisions specific to California disability policies, including the definition of “total disability.” Additionally as part of the settlement, the Company will receive approval from the California DOI for the use of new individual and group disability policy forms, which will become available for sale on November 1, 2005.

The California settlement also incorporates the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could choose to participate in that claim reassessment process even though California did not join the multistate settlement agreements. Under the California agreement, reassessment notices will be mailed to approximately 26,000 individuals whose claims were denied or terminated between January 1, 1997, and September 30, 2005. Many of these individuals have already received reassessment notices under the multistate settlement agreements. Additionally, as part of the California agreement, an individual whose claim denial or termination is upheld by the Company’s reassessment unit may request an independent review by a member of a panel established for that purpose. Following such review, the final decision on the claim is that of the Company’s reassessment unit; however, if there is information that the reviewer believes is appropriate relating to the handling of the claim, the reviewer may add a report to the claim file.

The Company has amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997, and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice. Those claimants who are eligible to participate but do not receive notice pursuant to the amendment remain eligible to request participation until June 30, 2006.

Separately, the Company is proceeding with a plan to offer to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers from January 1, 1997, through January 18, 2005 (and through September 30, 2005 for California residents). These approximately 24,000 claims were not included in the 2004 multistate settlement agreements, but the offer being made will generally follow the reassessment procedures contained in those agreements.

Based on the settlement agreement and related matters, in the third quarter of 2005 the Company recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and an $8.0 million fine. The charge decreased before-tax operating results for the U.S. Brokerage segment group income protection line of business and supplemental and voluntary lines of business $37.4 million and $3.3 million, respectively, and the Individual Income Protection – Closed Block segment $34.3 million. The ongoing costs of changes in the claims handling process and governance improvements will be included in the Company’s operating expenses as incurred going forward.

Other Regulatory Investigations

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

In June 2004, the Company received a subpoena from the New York Attorney General (NYAG) requesting documents and information relating to compensation agreements between insurance brokers and the Company and its subsidiaries. The Company has received subpoenas and information requests for additional information from the NYAG and various other regulatory agencies, including information regarding its broker compensation arrangements, quoting process, the placement of reinsurance coverages, and arrangements between the Company’s GENEX Services, Inc. subsidiary and certain third party administrators and preferred provider organizations. The Company is cooperating with these requests. The Company has been reviewing its compensation policies and procedures for compliance with applicable legal requirements. In accordance with its announced support for disclosure of compensation paid to producers, including both brokers and agents, the Company has implemented policies to facilitate customers obtaining information regarding producer compensation from the producers.

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

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. In June 2005, one of the Company’s insurance subsidiaries entered into a consent judgment with the Massachusetts Attorney General relating to compensation paid to a broker on group life insurance sold to the Massachusetts Group Insurance Commission. For further information on the various lawsuits, see Note 11 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

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

While the 2004 multistate regulatory settlement agreements and the recent California DOI settlement agreement resulted in changes in the Company’s claim handling practices and a process for reassessing certain claims to determine whether the earlier claim decision was properly decided, other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described in Note 11 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1.

Acquisitions and Dispositions

During the third quarter of 2005, the Company’s wholly-owned subsidiary, GENEX Services, Inc. (GENEX), acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million. This acquisition will broaden GENEX’s product offerings through the addition of medical diagnostic services.

In July 2005, Unum Limited, completed the sale of its Netherlands branch. The gain on the sale was approximately $4.0 million after tax and is included in the operating results for the three and nine month periods ended September 30, 2005.

Income Tax

In April 2005, the Internal Revenue Service completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that relate primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. Separately, a number of additional adjustments in the RAR are in dispute and will be appealed by the Company. The Company holds adequate reserves for the liabilities associated with these proposed adjustments.

In the third quarter of 2005, the Company recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of the Company’s U.K. subsidiaries.

During the fourth quarter of 2005, the Company intends to repatriate up to $450.0 million in unremitted foreign earnings under the Homeland Investment Act of 2004, contingent on the issuance of up to $400.0 million in debt by one of its wholly-owned U.K. subsidiaries. The Company expects to record in the fourth quarter of 2005 an income tax benefit of up to $5.5 million as a result of the repatriation.

Closed Block Reinsurance Recapture from Centre Life Reinsurance Ltd.

During the third quarter of 2005, the Company recaptured its closed block individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business includes approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

Prior to recapture, the reinsurance contract had an embedded derivative that required the bifurcation of the derivative from the basic reinsurance contract. The fair value attributed to the embedded derivative was reported in fixed maturity securities, and the change in the fair value of this embedded derivative was reported as a realized investment gain or loss during the period of change. At the date of recapture, the embedded derivative was terminated, and the time value component of this derivative was recognized as a realized investment loss of $9.4 million before tax.

The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture therefore does not have a material impact on operating income for the Individual Income Protection – Closed Block segment.

On a statutory basis of reporting, the recapture increased statutory surplus $57.5 million in Unum Life Insurance Company of America. The recapture did not have a material impact on the Company’s targeted risk-based capital objectives for its U.S. insurance subsidiaries.

Impact of Hurricanes

During the third quarter of 2005, several hurricanes struck the United States gulf coast region in close proximity and timing. The Company has client companies and sales offices that were impacted by the storms. The Company does not believe that direct claims from the storms will be significant; however, some individual policyholders who resided in the area have moved, taken other jobs, or lost their jobs as a result of the storms. In addition, some of the Company’s group policyholders may be unable to continue business as a result of the storms.

The Company has extended its grace period for premium payments due from its policyholders in counties and parishes proclaimed disaster areas by the Federal Emergency Management Agency (FEMA) due to these hurricanes. The Company is unable to estimate a range of reasonably possible losses on policies that may ultimately lapse, but the Company will likely experience some persistency and premium collection reductions as a result of the storms. It is also expected that sales in the affected region will be lower for some period of time until recovery is achieved.

The Company does not believe the impact on its financial position or results of operations as a result of these storms will be material.

First Nine Months of 2004 Significant Transactions and Events

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

In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, the Company modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which actively market new products. In the past, this business had been reported in combination with the individual income protection – recently issued line of business. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The separation of the closed block business into a separate reporting segment required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, were recorded in the first quarter of 2004 and are included in the results reported for the first nine months of 2004.

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

During the second quarter of 2004, the Company completed the sale of its Canadian branch and reported a loss of $70.9 million after tax on the sale. On a statutory basis of reporting, the Company’s U.S. insurance subsidiaries reported a 2004 gain of $250.6 million after tax on the sale of the branch. Additionally, the transaction resulted in an approximate 29 point improvement in the Company’s RBC ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis.

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

In the second quarter of 2004, GENEX acquired Integrated Benefits Management, a provider of case management services, to further broaden GENEX’s relationship and distribution partnerships. The purchase price was $0.7 million.

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

Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the U.S. Brokerage group long-term income protection claim discount rate for current year claims would change a quarter’s incurred claim cost in 2005 by approximately $5.0 million.

The claim resolution rate is the rate of probability that a disability claim will close or change due to maximum benefits being paid under the policy, the recovery or death of the insured, or a change in status in any given period. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. A claim closes due to maximum benefits being paid if all of the contractual benefits under the policy have been paid. A claim also closes if the policyholder recovers from his or her disability and is no longer receiving disability benefit payments or if the policyholder dies in the period. A claim may change status during the period. For example, a policyholder receiving disability benefits may return to part time work, and the claim benefit may be reduced to reflect the change to partial disability. Establishing claim resolution assumptions is complex and involves many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, etc. Claim resolution assumptions also vary by duration of disability and time since initially becoming disabled. The Company uses its extensive claim experience and analysis to develop its claim resolution assumptions. Claim resolution experience is studied over a number of years with more weight placed on the more recent experience. Claim resolution assumptions are established to represent the Company’s future resolution rate expectations. Due to the individual nature of each claim, it is unlikely that the claim resolution rate will be accurate for any particular claim. The Company establishes its claim resolution assumptions to apply as an average to its large base of active claims. In this manner, the assumed rates are much more accurate over the broad base of claims. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of resolution rate. For example, a one percent increase or decrease in the U.S. Brokerage group long-term income protection claim resolution rate would change a quarter’s incurred claim cost in 2005 by approximately $3.0 million.

The Company has liability for claims that have been incurred but not reported to the Company and must establish a liability for these claims equal to the present value of the expected benefit payments. In addition to the discount rate and claim resolution rate, the incidence rate is also a primary assumption in the IBNR reserve. The incidence rate is the rate at which new claims per thousand insured lives are submitted to the Company. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. The Company establishes the incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations. As the actual claims are reported and claim reserves are established, the accuracy of the IBNR emerges. While the Company expects its IBNR reserve to be appropriate over the long term, it will not always equal, in a particular reporting period, the actual reserve established for a reported claim. For example, a 10 basis point deviation in the actual incidence rate from that assumed in the U.S. Brokerage IBNR reserve would result in an increase or decrease of approximately $10.0 million in claim reserves established during a quarter in 2005, relative to the IBNR reserve previously established to cover those claims.

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	September 30, 2005			December 31, 2004 (3)
	IBNR (1)	All Other	Total (2)	IBNR (1)	All Other	Total (2)
Group Income Protection	$734.6	$7,718.4	$8,453.0	$781.9	$7,261.3	$8,043.2
Group Life and Accidental Death & Dismemberment	237.0	1,376.7	1,613.7	261.8	1,452.2	1,714.0
Individual Income Protection - Recently Issued	76.5	1,042.8	1,119.3	72.0	927.7	999.7
Long-term Care	29.5	1,861.5	1,891.0	28.4	1,589.6	1,618.0
Voluntary Workplace Benefits	31.7	743.5	775.2	31.4	692.3	723.7

U.S. Brokerage Segment	1,109.3	12,742.9	13,852.2	1,175.5	11,923.1	13,098.6

Unum Limited Segment	59.1	2,349.4	2,408.5	51.9	2,356.6	2,408.5

Colonial Segment	78.9	1,175.1	1,254.0	71.9	1,119.1	1,191.0

Individual Income Protection - Closed Block Segment	397.5	12,262.1	12,659.6	360.3	12,376.5	12,736.8

Other Segment	228.3	8,269.9	8,498.2	217.7	8,339.9	8,557.6

Consolidated	$1,873.1	$36,799.4	$38,672.5	$1,877.3	$36,115.2	$37,992.5

(1)	IBNR for income protection includes “reopen reserves”. These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.
(2)	Equals the sum of “Policy and Contract Benefits,” “Reserves for Future Policy and Contract Benefits,” “Unearned Premiums,” and “Other Policyholders’ Funds” as reported in the condensed consolidated statements of financial condition.
(3)	Certain items for the Unum Limited segment have been reclassified between IBNR and All Other to conform to current reporting.

The decrease in IBNR reserves from December 31, 2004 is due primarily to decreases in insured lives in the U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business. Partially offsetting this decrease is the increase in IBNR reserves due to the charge related to the California DOI settlement agreement and other related matters and also due to the growth in the remaining U.S. Brokerage lines of business, as well as growth in the Unum Limited and Colonial segments. The increase in all other reserves from December 31, 2004 is driven by growth in the active life reserves for the long-term care and individual income protection – recently issued lines of business and growth in the disabled life reserves in the group income protection line of business.

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

Deferred costs related to U.S. Brokerage group and individual income protection products are generally amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 40 percent and 70 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for U.S. Brokerage group and individual long-term care products are amortized over a twenty-year period, with approximately 45 percent and 70 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. Deferred costs for U.S. Brokerage group life and accidental death and dismemberment products are amortized over a fifteen-year period, with approximately 80 percent of the cost expected to be amortized by year ten. Deferred costs for U.S. Brokerage voluntary products are amortized over a fifteen-year period, with approximately 80 percent of the cost expected to be amortized by year ten.

Deferred costs for Unum Limited group and individual income protection and group life products are generally amortized over a fifteen-year period, with approximately 80 percent of the original deferred costs expected to be amortized by year ten. Deferred costs for products issued by the Colonial segment are generally amortized over a seventeen-year period, on average, with approximately 80 percent and 90 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively.

Due to the Company’s actual persistency experienced in recent years relative to what was expected when policies were issued, the Company lowered its premium persistency assumptions for costs deferred in 2002 and thereafter for certain of its products to reflect the Company’s current estimate of persistency. This accelerates the amortization of acquisition costs deferred in those years into the early life of the policy.

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

Private placement fixed maturity securities had a fair value of approximately $3.8 billion, or 11.0 percent of total fixed maturity securities at September 30, 2005. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of September 30, 2005, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.19 percent for five-year maturities to 4.57 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.74 percent to 1.67 percent plus an additional 30 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the September 30, 2005 net unrealized gain in the fixed maturity securities portfolio by approximately $2.0 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s condensed consolidated statements of financial condition at September 30, 2005 is attributable primarily to the acquisition of The Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Revenue
Premium Income	$1,952.2	(0.5)%	$1,962.3	$5,827.2	(0.8)%	$5,875.3
Net Investment Income	547.2	3.8	527.2	1,623.4	1.8	1,594.2
Net Realized Investment Gain (Loss)	(71.4)	(210.7)	64.5	(9.1)	N.M.	3.4
Other Income	115.9	14.4	101.3	331.0	4.9	315.4

Total	2,543.9	(4.2)	2,655.3	7,772.5	(0.2)	7,788.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,812.1	2.7	1,764.2	5,280.6	(2.2)	5,400.3
Commissions	191.5	(7.8)	207.8	609.4	(5.0)	641.5
Interest and Debt Expense	49.8	(6.7)	53.4	155.5	0.9	154.1
Deferral of Policy Acquisition Costs	(119.5)	(13.3)	(137.9)	(402.1)	(7.0)	(432.3)
Amortization of Deferred Policy Acquisition Costs	112.5	4.0	108.2	349.4	7.0	326.4
Amortization of Value of Business Acquired	3.9	(13.3)	4.5	11.9	(12.5)	13.6
Impairment of Intangible Assets	—	—	—	—	N.M.	856.4
Compensation Expense	187.7	3.1	182.1	565.3	1.9	554.9
Other Operating Expenses	237.6	9.4	217.2	686.8	1.6	675.7

Total	2,475.6	3.2	2,399.5	7,256.8	(11.4)	8,190.6

Income (Loss) from Continuing Operations Before Income Tax	68.3	(73.3)	255.8	515.7	228.2	(402.3)
Income Tax (Benefit)	15.7	(82.2)	88.2	139.6	N.M.	(75.6)

Income (Loss) from Continuing Operations	52.6	(68.6)	167.6	376.1	215.1	(326.7)
Loss from Discontinued Operations, Net of Tax	—	N.M.	—	—	N.M.	(60.8)

Net Income (Loss)	$52.6	(68.6)	$167.6	$376.1	197.1	$(387.5)

N.M. = not a meaningful percentage

Included in the third quarter and first nine months of 2005 net income is a charge of $51.6 million, after tax, related to the Company’s settlement of a market conduct examination with the California DOI and related matters. Included in the first nine months of 2004 net loss is a charge of $701.0 million, after tax, related to the restructuring of the individual income protection – closed block business. The 2004 loss from discontinued operations, net of tax, of $60.8 million is related to the sale of the Company’s Canadian branch discontinued operations, which closed effective April 30, 2004. See “First Nine Months of 2005 Significant Transactions and Events,” “First Nine Months of 2004 Significant Transactions and Events,” and “Discontinued Operations” contained herein in Item 2 and the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of these items.

The decline in premium income in the third quarter and first nine months of 2005 relative to the prior year periods is generally in line with the Company’s expectations as premium income has declined in the Company’s U.S.

Brokerage group income protection and group life and accidental death and dismemberment lines of business due to the Company’s pricing strategy for its group business. The Unum Limited segment, Colonial segment, and remaining U.S. Brokerage segment lines of business reported growth in premium income. Premium income in the Individual Income Protection – Closed Block segment increased in the third quarter of 2005 relative to the prior year third quarter due to the recapture of a ceded block of business effective August 8, 2005.

Net investment income was slightly higher than the third quarter and first nine months of 2004 due primarily to the growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the low interest rate environment and the investment of new cash at lower rates and also due to a decline in the level of prepayments on mortgage-backed securities. The third quarter and nine months of 2005 also includes net investment income on the $1.6 billion of bonds transferred to the Company in conjunction with the third quarter of 2005 recapture of the previously ceded closed block individual income protection business. During 2005, the Company has maintained interest rate margins between its investment portfolio and its reserves such that the reserve discount rate on new income protection claims remains unchanged from the prior year. The Company expects that the portfolio yield will continue to gradually decline, until the market rates on new purchases increase above the level of the overall yield. Investment income is expected to increase, however, due to the continued growth in invested assets.

The Company reported a net realized investment loss for the third quarter and first nine months of 2005 compared to a gain in the comparable prior year periods due mainly to changes in the fair value of the embedded derivatives in certain reinsurance contracts. These fair value changes resulted in a net realized loss, before tax, of $73.3 million in the third quarter of 2005 compared to a before tax net realized gain of $83.8 million for the third quarter of 2004. For the first nine months, the fair value changes resulted in a before tax loss of $8.7 million in 2005 compared to a before tax gain of $49.4 million in 2004. The Company also reported a net realized gain from sales and write-downs of $1.9 million in the third quarter of 2005 compared to a net realized loss of $19.3 million in the third quarter of 2004. For the first nine months, the net realized loss from sales and write-downs was $0.4 million in 2005 compared to $46.0 million during the first nine months of the prior year, reflecting a $50.6 million decline in the level of investment write-downs in 2005 relative to 2004. The Company expects the level of realized investment gains or losses during the remainder of 2005, other than those reported gains and losses related to changes in fair values of the embedded derivatives in certain reinsurance contracts, to be consistent with or below the level of 2004. See “Investments” contained herein in Item 2 for further discussion.

The Company’s claims management results for its U.S. Brokerage segment group income protection business showed improvement in the third quarter of 2005, but year to date results still compare unfavorably to the prior year. As previously discussed, improving the U.S. Brokerage claim management results has been a major operational focus during the year. Claim management results for other lines of business within the U.S. Brokerage segment, as well as the Unum Limited, Colonial, and Individual Income Protection – Closed Block segments, are discussed in the segment results contained herein. As previously noted, benefits and change in reserves for future benefits for the third quarter and first nine months of 2005 include charges of $52.7 million related primarily to the settlement agreement with the California DOI and for the first nine months of 2004 include charges of $110.6 million related to the restructuring of the individual income protection – closed block business.

Commissions decreased in the third quarter and first nine months of 2005 relative to the prior year due primarily to the decline in sales and also to the restructuring of the Colonial agency field sales force. The Company is aggressively managing its operating expenses, particularly in those lines of business with declining revenue. Although the Company reported consolidated operating expense ratios in the third quarter and first nine months of 2005 above the levels of the third quarter and first nine months of 2004, operating expenses for 2005 are generally in line with expectations. Excluding the charges of $22.3 million resulting from the California DOI settlement agreement, as discussed herein, the third quarter of 2005 operating expense ratio was 20.6 percent compared to 20.3 percent for the third quarter of 2004.

As previously discussed, the Company’s income tax for the third quarter and first nine months of 2005 includes a tax benefit of $10.8 million and $42.8 million related to the reduction of income tax liabilities in the first and third quarters of 2005.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
U.S. Brokerage Segment

Fully Insured Products
Group Long-term Income Protection	$27.6	16.0%	$23.8	$112.3	11.6%	$100.6
Group Short-term Income Protection	11.5	38.6	8.3	42.2	(17.1)	50.9
Group Life	23.4	(15.5)	27.7	93.6	(3.4)	96.9
Accidental Death & Dismemberment	1.7	(19.0)	2.1	8.4	2.4	8.2
Individual Income Protection - Recently Issued	13.4	(13.0)	15.4	38.7	(18.2)	47.3
Group Long-term Care	4.3	19.4	3.6	14.7	28.9	11.4
Individual Long-term Care	3.5	(16.7)	4.2	9.9	(36.5)	15.6
Voluntary Workplace Benefits	27.5	19.0	23.1	102.7	17.1	87.7

Total Fully Insured Products	112.9	4.3	108.2	422.5	0.9	418.6

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.9	N.M.	0.1	1.5	N.M.	0.4
Group Short-term Income Protection	0.8	(11.1)	0.9	2.2	(35.3)	3.4

Total ASO Products	1.7	70.0	1.0	3.7	(2.6)	3.8

U.S. Brokerage Segment	114.6	4.9	109.2	426.2	0.9	422.4

Unum Limited Segment
Group Long-term Income Protection	17.1	(1.2)	17.3	73.7	(6.6)	78.9
Group Life	6.4	(66.7)	19.2	27.2	(52.6)	57.4
Other	1.2	(60.0)	3.0	6.5	(17.7)	7.9

Unum Limited Segment	24.7	(37.5)	39.5	107.4	(25.5)	144.2

Colonial Segment	61.9	1.1	61.2	189.1	1.6	186.1

Individual Income Protection - Closed Block Segment	1.6	(15.8)	1.9	4.8	(17.2)	5.8

Total Sales from Continuing Operations	202.8	(4.2)	211.8	727.5	(4.1)	758.5

Discontinued Operations	—	N.M.	—	—	N.M.	10.1

Total	$202.8	(4.2)	$211.8	$727.5	(5.3)	$768.6

N.M. = not a meaningful percentage

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales expected to be received and reported as premium income or fee income during the next twelve months following or commencing in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP because new annualized premiums measure current sales performance, while premium income and fee income are recognized when earned and reflect renewals and persistency of in force policies written in prior years as well as current new sales. Prior year sales results by segment have been reclassified to conform to the current reporting segments, the change of which is discussed herein.

Premiums for fully insured products are reported as premium income while the fees for administrative services only (ASO) products, wherein the risk and responsibility for funding claim payments remains with the customer, are included in other income. Sales, together with persistency of the existing block of business and the Company’s renewal program, are an indicator of growth in the Company’s premium and fee income. Trends in new sales, as well as existing market share, are also indicators of the Company’s potential for growth in its respective markets and the level of market acceptance of price changes and new product offerings. Sales may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of the Company’s insurance subsidiaries may adversely affect the Company’s ability to grow sales and renew its existing business. The Company intends to continue with its disciplined approach to pricing and also with the strategy of developing a more balanced business mix of large, small, and mid-employer markets.

The Company has field sales personnel who specialize in (1) employer-provided plans for employees and (2) supplemental benefit plans that include multi-life income protection and long-term care product offerings and products sold to groups of employees through payroll deduction at the workplace. These field sales personnel partner with Company representatives from claims, customer service, and underwriting who work in conjunction with independent brokers and consultants to present coverage solutions to potential customers and to manage existing customer accounts. The Company utilizes a distribution model for the sale of individual income protection and individual long-term care insurance products whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices. The Company intends to maintain its focus on workplace customers and increased integration between supplemental benefit plans and group offerings by continuing to provide highly focused field support. The Company also utilizes an agency field sales force to market the products offered by its Colonial segment.

Segment Operating Results

Effective July 1, 2005, the Company modified its reporting segments to separate its United States business from that of its United Kingdom subsidiary, Unum Limited, due to the continued growth in that subsidiary and to recent organizational changes within the Company which established a separate management team to focus solely on the U.S. Brokerage lines of business. The Company’s new reporting segments are comprised of the following: U.S. Brokerage, Unum Limited (U.K. business), Colonial, Individual Income Protection – Closed Block, Other, and Corporate.

The U.S. Brokerage segment includes the results of the Company’s U.S. group income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, including individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products. The Unum Limited segment is comprised of group and individual income protection and group life products. The products now reported in the U.S. Brokerage segment and the Unum Limited segment were previously combined and reported in the Income Protection and Life and Accident segments. The modification of the Company’s reporting segments had no impact on the level at which the Company performs impairment testing for goodwill or loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired.

The results of the disability management services business are now reported in the Other segment, which has been redefined to include the disability management services business as well as results from U.S. Brokerage insured products not actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. There were no changes to the Colonial, Individual Income Protection – Closed Block, or Corporate segments. Segment information for prior periods has been reclassified to conform to the current reporting segments.

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

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating Revenue by Segment	$2,615.3	$2,590.8	$7,781.6	$7,784.9
Net Realized Investment Gain (Loss)	(71.4)	64.5	(9.1)	3.4

Revenue	$2,543.9	$2,655.3	$7,772.5	$7,788.3

Operating Income (Loss) by Segment	$139.7	$191.3	$524.8	$(405.7)
Net Realized Investment Gain (Loss)	(71.4)	64.5	(9.1)	3.4
Income Tax (Benefit)	15.7	88.2	139.6	(75.6)
Loss from Discontinued Operations, Net of Tax	—	—	—	(60.8)

Net Income (Loss)	$52.6	$167.6	$376.1	$(387.5)

Included in the third quarter and first nine months of 2005 before-tax operating income by segment of $139.7 million and $524.8 million, respectively, is a before-tax charge of $75.0 million related to the settlement of the market conduct examination with the California DOI and related matters. Included in the first nine months of 2004 before-tax operating loss by segment of $405.7 million is a before-tax charge of $967.0 million related to the first quarter of 2004 restructuring of the individual income protection – closed block of business.

U.S. Brokerage Segment Operating Results

The U.S. Brokerage segment includes group long-term and short-term income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued individual income protection insurance, group and individual long-term care insurance, and voluntary workplace benefits products. Shown below are financial results for the U.S. Brokerage segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$1,293.5	(4.1)%	$1,348.4	$3,920.0	(3.7)%	$4,072.3
Net Investment Income	248.4	4.8	237.1	742.8	5.4	704.9
Other Income	27.8	21.9	22.8	80.0	20.1	66.6

Total	1,569.7	(2.4)	1,608.3	4,742.8	(2.1)	4,843.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,114.3	(1.5)	1,131.0	3,313.6	(2.6)	3,402.7
Commissions	115.2	(12.3)	131.3	385.8	(5.8)	409.7
Deferral of Policy Acquisition Costs	(69.7)	(17.4)	(84.4)	(244.2)	(9.8)	(270.8)
Amortization of Deferred Policy Acquisition Costs	75.7	6.8	70.9	233.2	8.6	214.8
Amortization of Value of Business Acquired	0.1	N.M.	—	0.2	100.0	0.1
Operating Expenses	262.2	6.6	246.0	770.4	0.4	767.5

Total	1,497.8	0.2	1,494.8	4,459.0	(1.4)	4,524.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$71.9	(36.7)	$113.5	$283.8	(11.3)	$319.8

N.M. = not a meaningful percentage

Segment Sales

Group long-term income protection sales, on a fully insured basis, increased during the third quarter and first nine months of 2005 compared to the same periods of 2004 by 16.0 percent and 11.6 percent, respectively. Third quarter sales in the small and mid-employer core markets were very strong, and sales in the more competitive large case market increased relative to the prior year quarter but were lower than the sales in the small and mid-employer core markets as the Company continues with its strategy of developing a more balanced business mix. Group short-term income protection sales, on a fully insured basis, increased sharply in the third quarter of 2005 compared to the prior year third quarter due to very low sales in the third quarter of 2004, but declined for the first nine months of 2005 compared to prior year due to sales declines in all size employer market segments.

Group life sales decreased in comparison to the prior year periods and accidental death and dismemberment sales decreased in the third quarter of 2005 but were slightly higher in the first nine months of 2005 as the Company continues its disciplined approach to pricing.

Individual income protection – recently issued sales in total decreased in the third quarter and first nine months of 2005. The Company continues to emphasize multi-life sales in its U.S. individual income protection product, with new sales attributable to multi-life business approximating 84 percent for the first nine months of 2005 and 81 percent for full year 2004 sales. Group long-term care sales increased in comparison to prior year periods while individual long-term care sales decreased. Voluntary workplace benefits sales increased in comparison to prior year periods due primarily to sales growth in the brokerage voluntary income protection product line as the Company continues to focus on the voluntary product lines for future growth.

Sales for the U.S. Brokerage segment during the third quarter and first nine months of 2005 were generally consistent with Company expectations, with increases of 4.9 percent and 0.9 percent in the third quarter and first nine months of 2005, respectively, relative to the same periods last year. The Company anticipated relatively weaker sales for the first half of 2005 relative to the comparable period of 2004 for both group and individual income protection products, primarily as a result of the competitive pricing environment and, to a lesser extent, due to the adverse publicity surrounding the Company. The Company has begun to restore sales momentum, particularly in the small and mid-employer core markets, relative to the second half of 2004 while maintaining its commitment to a disciplined pricing approach for new business. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of existing profitable blocks of business.

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

Persistency during the first nine months of 2005 for the overall block of fully-insured group long-term income protection on average declined from that experienced in 2004, but at 84.4 percent was slightly higher than expected. Persistency for fully insured group short-term income protection also declined during the first nine months of 2005, on average, over the prior year, and at 79.3 percent was slightly less than expected. Included in the third quarter policy terminations was a group policyholder who did not terminate the relationship with the Company, but transferred from fully insured short-term income protection to ASO. Excluding the effects of this case, short-term income protection persistency was 83.1 percent for the first nine months of 2005. It was anticipated that persistency in the group income protection business would decline due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection has reduced persistency somewhat in these lines as well, though the reduction in persistency is less than anticipated. The persistency for the supplemental and voluntary product lines generally continues to be within expected levels.

For the years 2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of group long-term and short-term income protection acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The Company does not anticipate that the persistency levels for 2005 will result in increased amortization.

During the third quarter of 2004, the Company completed comprehensive scenario testing with respect to the amortization and recoverability of its group income protection and group life deferred policy acquisition costs under severe prolonged adverse persistency levels. The deferred policy acquisition costs were fully recoverable, even when tested at persistency rates deteriorating to below 70 percent and continuing at that level throughout the remainder of the life of the inforce block. The assessment was performed primarily to test the limits of recoverability. Sustained adverse persistency at the levels tested, while not resulting in a loss recognition charge, would result in lower emerging future profits due to lower overall premium levels and additional acceleration, on a prospective basis, of the amortization of deferred policy acquisition costs relative to the “scheduled” or expected amortization, but the Company does not anticipate prolonged persistency rates at the stress levels tested. The study was the result of normal experience testing. Persistency continues at levels above the adverse levels tested in 2004.

A critical part of the Company’s strategy for U.S. Brokerage group business involves executing its 2005 renewal program and managing persistency in its existing block of business. Although the 2005 renewal program is smaller than that of 2004, the Company believes this strategy will have a positive effect on future profitability. The Company has shifted emphasis from revenue growth to profit margin expansion, raising prices and remaining more disciplined in risk selection, and restoring a more balanced mix of business between small, medium, and large-employer customers, since large-employer customers are often more price sensitive and vulnerable to weak economic conditions. The Company’s renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While it is expected that the additional premium and related profits associated with renewal activity will continue to emerge, the Company intends to balance the renewal program with the need to maximize persistency and retain producer relationships.

U.S. Brokerage Group Income Protection Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group income protection.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$486.0	(4.1)%	$506.6	$1,468.4	(3.6)%	$1,523.9
Group Short-term Income Protection	140.0	(7.7)	151.6	429.8	(7.5)	464.6

Total Premium Income	626.0	(4.9)	658.2	1,898.2	(4.5)	1,988.5
Net Investment Income	151.9	3.2	147.2	453.4	3.1	439.7
Other Income	20.2	14.1	17.7	59.0	12.6	52.4

Total	798.1	(3.0)	823.1	2,410.6	(2.8)	2,480.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	606.0	(0.9)	611.7	1,806.6	(2.1)	1,845.8
Commissions	39.0	(21.1)	49.4	135.0	(11.2)	152.1
Deferral of Policy Acquisition Costs	(13.1)	(36.4)	(20.6)	(51.8)	(14.7)	(60.7)
Amortization of Deferred Policy Acquisition Costs	22.6	(2.2)	23.1	68.7	(1.0)	69.4
Operating Expenses	149.8	4.9	142.8	434.7	(2.0)	443.4

Total	804.3	(0.3)	806.4	2,393.2	(2.3)	2,450.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(6.2)	(137.1)	$16.7	$17.4	(43.1)	$30.6

Benefit Ratio (% of Premium Income) (1)	96.8%		92.9%	95.2%		92.8%
Operating Expense Ratio (% of Premium Income) (2)	23.9%		21.7%	22.9%		22.3%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	(1.0)%		2.5%	0.9%		1.5%

Persistency - U.S. Group Long-term Income Protection				84.4%		84.6%
Persistency - U.S. Group Short-term Income Protection				79.3%		80.2%

(1)	Included in this ratio is the third quarter 2005 before-tax charge of $27.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the benefit ratio for the three and nine month periods ended September 30, 2005 would have been 92.4% and 93.7%, respectively.
(2)	Included in this ratio is the third quarter 2005 before-tax charge of $10.1 million related to the settlement agreement with the California Department of Insurance and related matters. The charge represents $7.4 million of incremental direct operating expenses and a $2.7 million fine. Excluding this charge, the operating expense ratio for the three and nine month periods ended September 30, 2005 would have been 22.3% and 22.4%, respectively.
(3)	Included in this ratio is the third quarter 2005 before-tax charge of $37.4 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the before-tax operating income ratio for the three and nine month periods ended September 30, 2005 would have been 5.0% and 2.9%, respectively.

Operating revenue for group income protection decreased in the third quarter and first nine months of 2005 relative to the prior year due to the expected decline in premium income. Net investment income increased due to the growth in the level of assets supporting these lines of business, mitigating the impact of the lower yield resulting from the low interest rate environment. Other income, which increased slightly, includes ASO fees of $14.8 million and $43.7 million for the third quarter and first nine months of 2005, respectively, and $14.3 million and $42.4 million for the prior year comparable periods.

The increase in the third quarter and first nine months of 2005 benefit ratio relative to the prior year comparable periods was driven primarily by the claims management results, particularly reduced operational effectiveness in the timing of claim decisions and claim recoveries, and the $27.3 million third quarter of 2005 reserve charge related primarily to the settlement agreement with the California DOI. For group short-term income protection, the third quarter 2005 benefit ratio was consistent with the prior year. For the first nine months of 2005, the benefit ratio for short-term income protection was lower than the comparable period of last year due primarily to increased premiums per insured life and a relatively stable paid incidence rate.

Commissions and the deferral of policy acquisition costs are below the prior year periods due primarily to lower sales. Operating expenses for the third quarter and first nine months of 2005 include charges of $10.1 million related primarily to the settlement agreement with the California DOI. Excluding those charges, expenses are lower than the prior year periods, and while the operating expense ratio has increased slightly relative to the prior year, the Company is aggressively managing its expenses against the expected decline in premium income. The before-tax operating income ratio, excluding the total settlement agreement charges of $37.4 million, shows improvement over the prior year periods.

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

The Company, similar to all financial institutions, has some exposure in a severe and prolonged economic recession, but many of the Company’s products can be re-priced, which would allow the Company to reflect in its pricing fundamental changes which might occur in the risk associated with a particular industry or company within an industry. Although a portion of the U.S. Brokerage block of group income protection business is in economically sensitive industry segments, the Company believes it has a well-diversified book of insurance exposure, with no disproportionate concentrations of risk in any one industry.

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

U.S. Brokerage Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Life	$318.3	(9.8)%	$353.0	$980.5	(9.7)%	$1,086.1
Accidental Death & Dismemberment	37.6	(17.0)	45.3	116.6	(15.4)	137.9

Total Premium Income	355.9	(10.6)	398.3	1,097.1	(10.4)	1,224.0
Net Investment Income	36.2	(2.4)	37.1	114.2	10.6	103.3
Other Income (Loss)	1.4	N.M.	(0.2)	1.7	N.M.	(0.4)

Total	393.5	(9.6)	435.2	1,213.0	(8.6)	1,326.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	272.6	(10.7)	305.4	832.1	(11.7)	942.5
Commissions	20.7	(18.2)	25.3	76.9	(3.8)	79.9
Deferral of Policy Acquisition Costs	(7.1)	(37.7)	(11.4)	(36.6)	(3.4)	(37.9)
Amortization of Deferred Policy Acquisition Costs	18.5	10.8	16.7	54.9	8.9	50.4
Operating Expenses	46.9	5.2	44.6	140.4	(0.2)	140.7

Total	351.6	(7.6)	380.6	1,067.7	(9.2)	1,175.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$41.9	(23.3)	$54.6	$145.3	(4.0)	$151.3

Benefit Ratio (% of Premium Income)	76.6%		76.7%	75.8%		77.0%
Operating Expense Ratio (% of Premium Income)	13.2%		11.2%	12.8%		11.5%
Before-tax Operating Income Ratio (% of Premium Income)	11.8%		13.7%	13.2%		12.4%

Persistency - U.S. Group Life				77.3%		83.6%
Persistency - U.S. Accidental Death & Dismemberment				76.3%		80.7%

N.M. = not a meaningful percentage

Premium income decreased in the third quarter and first nine months of 2005 relative to the third quarter and first nine months of 2004 due to decreased sales growth and lower levels of persistency compared to prior periods. The decrease in net investment income relative to the prior year third quarter resulted primarily from a decline in the level of assets supporting this business. The increase in net investment income for the first nine months of 2005 relative to the prior year is due to an increase in the yield on floating rate investments that support certain products within the group life line of business.

The U.S. group life line of business reported a fairly consistent benefit ratio year over year for the third quarter and a slight decline for the first nine months of 2005 relative to 2004. Submitted claim incidence for the U.S. group life line of business was slightly higher in the third quarter and first nine months of 2005 relative to the prior year comparable periods. The average paid claim size for group life increased in the third quarter and first nine months of 2005 relative to the same periods of 2004. The U.S. accidental death and dismemberment line of business reported an increased benefit ratio for the third quarter of 2005 compared to the prior year due primarily to an increase in the level of paid claim incidence. The benefit ratio decreased slightly for the first nine months of 2005 compared to the prior year due to lower levels of paid claim incidence and average paid claim size.

Commissions and the deferral of policy acquisition costs decreased in the third quarter and first nine months of 2005 compared to the prior year periods due primarily to the decrease in sales in comparison to the prior year periods. The year-to-date decrease was partially offset by a second quarter 2005 buy-out of a block of business from a commissioned sales agency. Operating expenses have remained relatively stable in 2005 relative to the prior year, but the operating expense ratios increased due to the decline in premium income. Although aggressively managing expenses, the Company anticipates continuing pressure on its operating expense ratios.

U.S. Brokerage Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$106.8	1.0%	$105.7	$321.5	3.0%	$312.1
Long-term Care	119.1	5.9	112.5	351.0	6.3	330.1
Voluntary Workplace Benefits	85.7	16.3	73.7	252.2	15.9	217.6

Total Premium Income	311.6	6.7	291.9	924.7	7.5	859.8
Net Investment Income	60.3	14.2	52.8	175.2	8.2	161.9
Other Income	6.2	17.0	5.3	19.3	32.2	14.6

Total	378.1	8.0	350.0	1,119.2	8.0	1,036.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	235.7	10.2	213.9	674.9	9.8	614.4
Commissions	55.5	(1.9)	56.6	173.9	(2.1)	177.7
Deferral of Policy Acquisition Costs	(49.5)	(5.5)	(52.4)	(155.8)	(9.5)	(172.2)
Amortization of Deferred Policy Acquisition Costs	34.6	11.3	31.1	109.6	15.4	95.0
Amortization of Value of Business Acquired	0.1	N. M.	—	0.2	100.0	0.1
Operating Expenses	65.5	11.8	58.6	195.3	6.5	183.4

Total	341.9	11.1	307.8	998.1	11.1	898.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$36.2	(14.2)	$42.2	$121.1	(12.2)	$137.9

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued (1)	60.2%		59.7%	57.3%		55.4%
Long-term Care	95.3%		89.7%	92.3%		88.2%
Voluntary Workplace Benefits	67.6%		67.7%	66.1%		69.2%
Interest Adjusted Loss Ratio
Individual Income Protection - Recently Issued	44.8%		48.1%	43.8%		44.0%
Operating Expense Ratio (% of Premium Income) (2)	21.0%		20.1%	21.1%		21.3%
Before-tax Operating Income Ratio (% of Premium Income) (3)	11.6%		14.5%	13.1%		16.0%
Persistency - Individual Income Protection - Recently Issued				89.4%		90.1%
Persistency - Long-term Care				95.6%		95.3%
Persistency - Voluntary Workplace Benefits				80.7%		80.8%

N.M. = not a meaningful percentage

(1)	Included in this ratio is the third quarter 2005 before-tax charge of $2.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the benefit ratio for the three and nine month periods ended September 30, 2005 would have been 58.1% and 56.6%, respectively.
(2)	Included in this ratio is the third quarter 2005 before-tax charge of $1.0 million related to the settlement agreement with the California Department of Insurance and related matters. The charge represents $0.5 million of incremental direct operating expenses and a $0.5 million fine. Excluding this charge, the operating expense ratio for the three and nine month periods ended September 30, 2005 would have been 20.7% and 21.0%, respectively.
(3)	Included in this ratio is the third quarter 2005 before-tax charge of $3.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the before-tax operating income ratio for the three and nine month periods ended September 30, 2005 would have been 12.7% and 13.5%, respectively.

The increase in premium income for the third quarter and first nine months of 2005 relative to the comparable period of 2004 for the individual income protection – recently issued business and individual long-term care is due to sales growth in prior periods and stable persistency. For the group long-term care and voluntary workplace benefits products, premium income increased due to sales growth in previous periods, new sales in the current periods, and stable persistency.

Net investment income increased relative to the prior year third quarter primarily from growth in the level of assets supporting these lines of business. Net investment income increased relative to the first nine months of 2004 due primarily to growth in the level of assets supporting these lines of business, partially offset by the inclusion in 2004 of a portion of the investment income attributable to the bonds retained from the sale of the Canadian branch and subsequently redeployed to other lines of business.

The benefit ratio for the individual income protection – recently issued business decreased in the third quarter of 2005 relative to the prior year third quarter, excluding the $2.3 million third quarter of 2005 reserve charge related primarily to the California DOI settlement agreement, due to a decrease in claim incidence rates. For the first nine months, the benefit ratio was slightly higher than in the comparable period of 2004, driven primarily by the claims management results, particularly reduced operational effectiveness in the timing of claim decisions and claim recoveries, partially offset by lower incidence and a release of active life reserves on two large multi-life cases which terminated during the second quarter of 2005. The benefit ratio for long-term care was higher in the third quarter and first nine months of 2005 than in the comparable periods of 2004 due primarily to the aging of the block of business and a lower net claim resolution rate. The benefit ratio for the voluntary workplace benefits products was consistent with the third quarter of 2004 but decreased in comparison to the first nine months of 2004 due primarily to improved mortality experience in the voluntary workplace benefits life line of business.

The deferral of policy acquisition costs decreased during 2005 relative to the prior year third quarter and first nine months due primarily to the lower level of sales in the individual income protection – recently issued and long-term care lines of business, offset somewhat by higher levels of deferral for the voluntary workplace benefits product lines due to increased sales. Amortization of deferred policy acquisition costs was higher for the first nine months due to the termination during the second quarter of 2005 of two large multi-life cases which resulted in the write-off of associated unamortized acquisition costs. This increased amortization was offset by the release of active life reserves, as previously mentioned.

Segment Outlook

The Company’s primary focus during the remainder of 2005 will be continued improvement of its claims management results and profitability enhancement in its group income protection line of business, along with an emphasis on growth in the small and mid-employer core markets and the supplemental and voluntary product lines. The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business.

Because of anticipated long-term improvements in the claim management results for the U.S. Brokerage group long-term income protection business, the Company expects its overall benefit ratio for group income protection to gradually improve.

The Company believes that its U.S. Brokerage results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment.

Unum Limited Segment Operating Results

The Unum Limited segment includes insurance for group and individual long-term income protection and group life products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Shown below are financial results and key performance indicators for the Unum Limited segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$152.4	17.9%	$129.3	$433.4	16.4%	$372.3
Group Life	43.9	42.5	30.8	123.0	51.1	81.4
Other	7.7	(23.0)	10.0	30.7	8.1	28.4

Total Premium Income	204.0	19.9	170.1	587.1	21.8	482.1
Net Investment Income	39.2	11.0	35.3	116.5	14.0	102.2
Other Income	5.7	N.M.	0.5	6.1	134.6	2.6

Total	248.9	20.9	205.9	709.7	20.9	586.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	146.1	21.5	120.2	415.9	19.9	347.0
Commissions	14.5	10.7	13.1	41.0	15.2	35.6
Deferral of Policy Acquisition Costs	(8.0)	(23.8)	(10.5)	(26.8)	(7.9)	(29.1)
Amortization of Deferred Policy Acquisition Costs	5.2	2.0	5.1	16.0	12.7	14.2
Amortization of Value of Business Acquired	3.5	(16.7)	4.2	10.8	(14.3)	12.6
Operating Expenses	37.8	5.9	35.7	114.4	12.2	102.0

Total	199.1	18.7	167.8	571.3	18.5	482.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$49.8	30.7	$38.1	$138.4	32.3	$104.6

Benefit Ratio (% of Premium Income)	71.6%		70.7%	70.8%		72.0%
Operating Expense Ratio (% of Premium Income)	18.5%		21.0%	19.5%		21.2%
Before-tax Operating Income Ratio (% of Premium Income)	24.4%		22.4%	23.6%		21.7%

Persistency - Group Long-term Income Protection				94.7%		92.0%
Persistency - Group Life				90.0%		83.2%
Persistency - Other				94.3%		91.6%

N.M. = not a meaningful percentage

Segment Sales

Unum Limited group long-term income protection sales decreased in the third quarter and the first nine months of 2005 relative to the comparable prior year periods due primarily to higher sales in the first nine months of 2004 related to the exit of a major insurer from the group long-term income protection market in the U.K. Sales for Unum Limited group life decreased in the third quarter and first nine months of 2005 relative to the same periods in the prior year due to the competitive environment in the U.K. for group life products and the Company’s decision to maintain its pricing discipline.

Operating Results

Premium income increased in comparison to prior year periods due primarily to growth in the U.K. group long-term income protection line of business resulting from block acquisitions and the related growth in prior year sales and increased persistency. The premium income increase in the group life line of business was due to prior period sales growth and increased persistency. Net investment income increased in the third quarter and first nine months of 2005 relative to the same periods of 2004 due to continued growth in the business and the assets supporting it, offset partially by a slight decrease in portfolio yields relative to the prior year. Other income for the third quarter and first nine months of 2005 includes a before tax gain of $5.7 million related to the disposal of Unum Limited’s Netherlands branch in the third quarter of 2005, as previously discussed.

While underlying claims experience was favorable, the benefit ratio for the group long-term income protection line of business increased in comparison to the third quarter and first nine months of 2004 due to the inclusion in the prior year of extremely favorable claim resolution experience on an acquired block of group long-term income protection business. The benefit ratio for the group life line of business decreased in comparison to the third quarter and first nine months of 2004 due to favorable claim experience in 2005 and recent renewal activity which resulted in terminations of less profitable business.

Operating expenses have increased in the third quarter and first nine months of 2005 compared to the same periods of 2004 due to growth of the lines of business, but the operating expense ratios decreased due to an increase in premium income, economies of scale, and the Company’s focus on expense management.

Segment Outlook

Sales for Unum Limited are expected to be weaker than the level achieved in 2004, although sales momentum for group long-term income protection appears to be improving. The Company intends to focus on maintaining its strong leadership position in the U.K. However, the competitive pricing environment in the U.K. is expected to continue to negatively impact group life sales through the remainder of 2005.

Although claims experience is favorable for the group long-term income protection line of business, it is expected that the benefit ratio may increase during the remainder of the year, relative to the current level, as positive claim resolution trends on recent block acquisitions become less pronounced.

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

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income
Income Protection	$127.7	4.2%	$122.5	$379.8	4.9%	$362.2
Life	28.5	6.3	26.8	84.8	5.9	80.1
Other	41.2	11.1	37.1	121.9	11.6	109.2

Total Premium Income	197.4	5.9	186.4	586.5	6.3	551.5
Net Investment Income	23.4	(0.4)	23.5	71.7	2.4	70.0
Other Income	1.3	85.7	0.7	3.5	105.9	1.7

Total	222.1	5.5	210.6	661.7	6.2	623.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	110.4	7.5	102.7	319.7	4.9	304.8
Commissions	42.8	(0.9)	43.2	127.7	(3.3)	132.1
Deferral of Policy Acquisition Costs	(41.9)	(2.8)	(43.1)	(131.1)	(1.0)	(132.4)
Amortization of Deferred Policy Acquisition Costs	31.8	(1.2)	32.2	100.2	3.0	97.3
Amortization of Value of Business Acquired	0.3	—	0.3	0.9	—	0.9
Operating Expenses	36.7	2.8	35.7	114.9	9.5	104.9

Total	180.1	5.3	171.0	532.3	4.9	507.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$42.0	6.1	$39.6	$129.4	11.9	$115.6

Benefit Ratio (% of Premium Income)	55.9%		55.1%	54.5%		55.3%
Operating Expense Ratio (% of Premium Income)	18.6%		19.2%	19.6%		19.0%
Before-tax Operating Income Ratio (% of Premium Income)	21.3%		21.2%	22.1%		21.0%

Persistency - Income Protection				75.2%		74.1%
Persistency - Life				84.1%		83.9%
Persistency - Other				82.9%		82.6%

Segment Sales

Sales in the third quarter and first nine months of 2005 are relatively flat with the level of sales in the same periods of 2004. The Company expects positive sales growth in the Colonial segment during the remainder of 2005.

Operating Results

Growth in premium income was attributable primarily to prior period sales growth. The 2005 third quarter benefit ratio for this segment was higher than in the prior year quarter due primarily to the life product lines. The benefit ratio for the first nine months of 2005 was lower than the prior year due to decreases in the income protection and life product lines. Individual short-term income protection claim incidence decreased in the first quarter of 2005 and is comparable in the second and third quarters of 2005 to the same periods in 2004, while the average claim duration for closed claims was higher in the third quarter and first nine months of 2005 relative to the comparable periods of 2004. The average indemnity for individual short-term income protection was higher in the third quarter and first nine months of 2005 relative to the comparable periods of 2004. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in the third quarter and first nine months of 2005 relative to the prior year periods, but the average claim payment increased over that reported for the third quarter and first nine months of 2004. The life line of business reported a decrease in the number of paid claims in the third quarter of 2005 and reported an increase in the first nine months of 2005 relative to the comparable periods of 2004. The average incurred claim payment decreased in the third quarter and first nine months of 2005 relative to the same periods of 2004.

Commissions in the third quarter and first nine months of 2005 declined relative to the prior year periods, and operating expenses increased. These changes were due primarily to the restructuring of the agency field sales force wherein the Company is moving certain functions from a commissioned sales agency status to salaried employees of the Company.

Segment Outlook

Past sales results have not grown at the rate the Company believes it can competitively and profitably achieve. The Company will continue to emphasize consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$257.6	4.4%	$246.8	$732.4	(2.0)%	$747.3
Net Investment Income	192.9	0.2	192.6	562.5	(5.5)	595.5
Other Income	25.7	21.8	21.1	70.2	1.6	69.1

Total	476.2	3.4	460.5	1,365.1	(3.3)	1,411.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	414.6	11.9	370.6	1,142.3	(7.9)	1,240.5
Commissions	19.0	(5.0)	20.0	54.6	(6.7)	58.5
Impairment of Intangible Assets	—	—	—	—	N.M.	856.4
Operating Expenses	47.2	28.6	36.7	122.0	4.2	117.1

Total	480.8	12.5	427.3	1,318.9	(42.0)	2,272.5

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(4.6)	(113.9)	$33.2	$46.2	(105.4)	$(860.6)

Benefit Ratio (% of Premium Income) (1)	160.9%		150.2%	156.0%		166.0%
Interest Adjusted Loss Ratio	84.9%		89.0%	86.4%		87.0%
Operating Expense Ratio (% of Premium Income) (2)	18.3%		14.9%	16.7%		15.7%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	(1.8)%		13.5%	6.3%		(115.2)%
Persistency				94.5%		94.1%

N.M. = not a meaningful percentage

(1)	Included in this ratio is the third quarter 2005 before-tax charge of $23.1 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the benefit ratio for the three and nine month periods ended September 30, 2005 would have been 152.0% and 152.8%, respectively. Also included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million. Excluding this charge, the benefit ratio for the nine months ended September 30, 2004 would have been 151.2%.
(2)	Included in this ratio is the third quarter 2005 before-tax charge of $11.2 million related to the settlement agreement with the California Department of Insurance and related matters. The charge represents $6.4 million of incremental direct operating expense and a $4.8 million fine. Excluding this charge, the operating expense ratio for the three and nine month periods ended September 30, 2005 would have been 14.0% and 15.1%, respectively.
(3)	Included in this ratio is the third quarter 2005 before-tax charge of $34.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the before-tax operating income ratio for the three and nine month periods ended September 30, 2005 would have been 11.5% and 11.0%, respectively. Also included in this ratio is the first quarter 2004 before-tax reserve strengthening of $110.6 million and the $856.4 million before-tax impairment of intangible assets. Excluding these charges, the before-tax operating income ratio for the nine months ended September 30, 2004 would have been 14.2%.

As previously discussed, effective August 8, 2005, the Company recaptured the closed block individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture did not have a material impact on operating income for the segment.

Also as previously discussed, in the first quarter of 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements that effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit. If losses to the reinsurer exceed a specified aggregate limit, any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under the Company’s retention limit. The amortization of the prepaid cost is expected to be approximately $5.4 million in 2005. Included in the loss for the first nine months of 2004 are the first quarter of 2004 restructuring charges of $282.2 million, $367.1 million, and $207.1 million related to the write-down of deferred policy acquisition costs, value of business acquired, and goodwill, respectively, and the claim reserve charge of $110.6 million, for a total before tax charge of $967.0 million.

Operating Results

The increase in premium income for the third quarter of 2005 relative to the prior year third quarter is due to the recapture of the previously discussed block of business, which on an annual basis will add approximately $185.0 million of premium income to this segment. The premium income increase in the third quarter of 2005 related to this recaptured block was approximately $24.5 million. The decrease in premium income for the first nine months compared to prior year is due to the expected decline in this closed block of business, offset somewhat by premium income on the recaptured business. Net investment income, which in the third quarter includes $12.5 million of investment income related to the $1.6 billion of bonds transferred to the Company in conjunction with the reinsurance recapture, increased slightly in the third quarter of 2005 relative to the third quarter of 2004. This increase was mostly offset by a decline in the level of invested assets, a decline in the portfolio yield rate, and a decline in bond call premiums and prepayments on mortgage-backed securities. Net investment income decreased in the first nine months of 2005 relative to the prior year due to a decline in the portfolio yield rate, a lower level of invested assets during the first eight months of 2005 prior to the recapture, and a decrease in income on mortgage-backed securities. Other income includes the underlying results of certain blocks of reinsured business, including the results of the aforementioned block of business prior to the recapture date.

The benefit ratio for the third quarter of 2005 increased in comparison to the prior year period due primarily to lower claim recoveries in the third quarter and the $23.1 million third quarter of 2005 reserve charge related primarily to the settlement agreement with the California DOI, partially offset by improved claim incidence trends in the third quarter of 2005. The benefit ratio for the first nine months of 2005 increased in comparison to the prior year period, excluding the $23.1 million third quarter of 2005 reserve charge and the $110.6 million claim reserve charge in the first quarter of 2004, due to lower claim recoveries for the nine months of 2005 relative to 2004, partially offset by improved incidence rates.

Operating expenses for the third quarter and first nine months of 2005 include charges of $11.2 million related primarily to the settlement agreement with the California DOI. Excluding those charges, expenses and the operating expense ratio are lower than the prior year periods. Operating expenses also include payment of a judgment in a lawsuit in the second quarter of 2005.

Segment Outlook

The Company believes that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. The Company expects no change in the level of service provided to policyholders of this business as a result of the restructuring. Total revenue, subsequent to a full year’s inclusion of premium and net investment income related to the recaptured block of business, is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. The expense ratio throughout the remainder of 2005 is expected to be consistent with or lower than that reported for 2004.

Other Segment Operating Results

The Other operating segment includes results from disability management services and U.S. Brokerage insured products not actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that operating revenue and income in this segment resulting from the products that are not actively marketed will decline over time as these business lines wind down, and management expects to reinvest the capital supporting these lines of business in the future growth of the U.S. Brokerage, Unum Limited, and Colonial segments.

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2005	% Change	2004	2005	% Change	2004
Operating Revenue
Premium Income	$(0.3)	(102.8)%	$10.6	$1.2	(94.6)%	$22.1
Net Investment Income	29.5	(8.1)	32.1	91.4	(5.1)	96.3
Other Income	52.3	(0.2)	52.4	158.8	(1.4)	161.1

Total	81.5	(14.3)	95.1	251.4	(10.1)	279.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	26.7	(32.7)	39.7	89.1	(15.4)	105.3
Commissions	—	N.M.	0.2	0.3	(94.6)	5.6
Deferral of Policy Acquisition Costs	0.1	—	0.1	—	N.M.	—
Amortization of Deferred Policy Acquisition Costs	(0.2)	N. M.	—	—	N.M.	0.1
Operating Expenses	41.3	(4.8)	43.4	125.2	(4.7)	131.4

Total	67.9	(18.6)	83.4	214.6	(11.5)	242.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$13.6	16.2	$11.7	$36.8	(0.8)	$37.1

N.M. = not a meaningful percentage

Disability Management Services

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX and Options and Choices, Inc., totaled $44.2 million and $133.4 million in the third quarter and first nine months of 2005, respectively, compared to $44.6 million and $133.5 million in the comparable periods of 2004. Operating income totaled $4.9 million in the third quarter of 2005 compared to $4.4 million in the third quarter of 2004 and $11.5 million and $12.2 million for the first nine months of 2005 and 2004, respectively.

During the third quarter of 2005, GENEX acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million. This acquisition will broaden GENEX’s product offerings through the addition of medical diagnostic services.

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the third quarter and first nine months of 2005, this line of business reported operating losses of $1.1 million and $6.4 million, respectively, compared to $2.0 million and $6.1 million in the comparable periods of 2004.

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

Total operating revenue for individual life and corporate-owned life insurance was $9.7 million and $10.0 million in the third quarters of 2005 and 2004, respectively. Operating income for the same periods was $9.3 million and $9.4 million, respectively. For the first nine months of 2005 and 2004, operating revenue was $29.8 million and $30.0 million, respectively, and operating income was $28.3 million and $27.8 million, respectively.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $27.2 million and $37.3 million in the third quarter of 2005 and 2004, respectively, and operating income (losses) of $0.5 million and $(0.1) million. For the first nine months of 2005 and 2004, operating revenue was $83.8 million and $113.2 million, respectively, and operating income was $3.4 million and $3.2 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $16.9 million in the third quarter of 2005 compared to $10.4 million in the third quarter of 2004. For the first nine months, operating revenue was $50.9 million in 2005 and $39.6 million in 2004. The increase in revenue for the first nine months was primarily related to higher net investment income resulting from a bond call in the first quarter of 2005 and from interest income on unallocated cash and investments. Included in the first nine months of 2004 revenue is a second quarter $9.4 million curtailment gain related to changes in the Company’s retiree medical plan. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained herein in Item 1 for further discussion of the Company’s postretirement benefits.

The Corporate segment reported operating losses of $33.0 million and $44.8 million in the third quarter of 2005 and 2004, respectively, and $109.8 million and $122.2 million for the first nine months of 2005 and 2004. Interest and debt expense was $49.8 million and $155.5 million in the third quarter and first nine months of 2005, respectively, compared to $53.4 million and $154.1 million in the prior year periods.

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. The transaction closed April 30, 2004, and the Company reported a second quarter of 2004 loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch. The Company also recognized a first quarter of 2004 loss of $0.6 million before tax and $0.4 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value.

No income or loss was reported for discontinued operations in the third quarter of 2004. For the first nine months of 2004, income from discontinued operations, excluding the 2004 reported loss on the sale and the write-downs, was $10.5 million, net of tax.

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. Changes in interest rates affect the amount and timing of cash flows. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. At September 30, 2005, the weighted average duration of the Company’s policyholder liability portfolio was approximately 8.18 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.65 years.

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

Investment Results

Net investment income was $547.2 million in the third quarter of 2005 and $1,623.4 million in the first nine months of 2005, up 3.8 percent and 1.8 percent relative to the comparable prior year amounts. The increase was due primarily to growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the low interest rate environment and the investment of new cash at lower rates and also due to a decline in the level of prepayments on mortgage-backed securities. The third quarter and first nine months of 2005 also includes net investment income of $12.5 million related to the $1.6 billion of bonds transferred to the Company in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. The overall yield in the portfolio was 6.86 percent as of September 30, 2005, and the weighted average credit rating was A2. The overall yield in the portfolio was 6.95 percent as of September 30, 2004 and 6.93 percent at the end of 2004. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield.

The Company reported before-tax realized investment gains and losses during the third quarter and first nine months of 2005 and 2004 as shown in the following chart. Impairment losses were recognized as a result of management’s determination that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period. The value of the securities was determined to have other than temporarily declined or to have further declined from the initial impairment based on the factors discussed herein in “Critical Accounting Policies.” Additional investment losses may occur during the remainder of 2005.

The Company also reports changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. The change in the fair values of these embedded derivatives resulted in a before tax loss of $73.3 million in the third quarter of 2005 due primarily to the increase in interest rates as of September 30, 2005 relative to June 30, 2005. For the first nine months of 2005, the change in fair values of the embedded derivatives was minimal, reflecting interest rate levels on mid-term and longer-term maturities that were, on average, fairly consistent at September 30, 2005 with the level of rates existing at December 31, 2004. The third quarter and first nine months realized loss on these embedded derivatives also includes recognition of a $9.4 million before tax loss related to the time value component of the embedded derivative in the reinsurance contract that was recaptured in the third quarter of 2005. Interest rates generally decreased during the third quarter and first nine months of 2004, resulting in an increase in the fair value of these embedded derivatives during that time period.

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Gross Realized Investment Gain from Sales	$30.0	$26.2	$84.9	$78.4

Gross Realized Investment Loss
Write-downs	2.8	32.1	17.4	68.0
Sales	25.3	13.4	67.9	56.4

Total	28.1	45.5	85.3	124.4

Change in Fair Value of DIG Issue B36 Derivatives	(73.3)	83.8	(8.7)	49.4

Net Realized Investment Gain (Loss)	$(71.4)	$64.5	$(9.1)	$3.4

Realized Investment Losses during the First Nine Months of 2005 from Other than Temporary Impairments

Approximately 66 percent of the first nine months of 2005 other than temporary impairment losses occurred in the transportation industry. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$10.3 million loss on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds are secured by aircraft owned by the trust and have remained current on all interest payments to date. However, due to the lack of clarity regarding the aircraft collateralizing these securities and the length of time these securities have been in an unrealized loss position, the Company determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Nine Months of 2004 from Other than Temporary Impairments

Approximately 54 percent of the first nine months of 2004 other than temporary impairment losses in continuing operations occurred in the transportation and financial institutions industries. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$20.5 million loss on securities issued by a large domestic based airline. The company continues to be plagued by a high cost structure and faces liquidity problems if costs are not substantially reduced in the short-term. The securities were investment-grade at the time of purchase but were downgraded to below-investment grade in the third quarter of 2001. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$12.0 million loss on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$8.7 million loss on private equity securities issued by a U.S. based insurance services company. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In the first quarter of 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. In the third quarter of 2004, the company was recapitalized at a market price that indicated an additional impairment loss had occurred. The investment was originally purchased as part of the Company’s private equity investment program. There has been no unrealized gain or loss subsequent to the initial impairment loss in 2002. The circumstances of this impaired investment have no impact on other investments.

•	$6.7 million loss on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. During each of the 2004 quarterly reviews, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial write-down, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Nine Months of 2005 from Sale of Fixed Maturity Securities

In the third quarter and first nine months of 2005, the Company realized a loss of $17.8 million and $54.6 million, respectively, on the sale of fixed maturity securities. The securities sold during the third quarter of 2005 had a book value of $190.9 million and a fair value of $173.1 million at the time of sale and represented 21 different issuers. For the first nine months, the securities sold had a book value of $667.3 million and a fair value of $612.7 million at the time of sale and represented 51 issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$14.6 million loss on the sale of securities issued by a major U.S. based automotive parts supplier. The company has experienced declining sales and production levels, along with higher steel prices and growing employee health care and retirement costs. The company filed for bankruptcy in the third quarter of 2005. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-grade in the first quarter of 2005. At the time of the initial sale, these securities had been continuously in an unrealized loss position for a period of greater than 90 days but less than 180 days.

•	$9.8 million loss on the sale of securities linked to the credit of two major U.S. based airlines. These securities were trust certificates secured by leases on aircraft that were subleased to the two airlines, one of which is currently in bankruptcy. The risk of a potential restructuring of the securities had increased following the continued delay in the bankrupt airline’s plans to emerge from bankruptcy. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2003. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 2 years but less than 3 years.

Realized Investment Losses during the First Nine Months of 2004 from Sale of Fixed Maturity Securities

For the third quarter and first nine months of 2004, the Company realized a loss of $10.2 million and $44.9 million, respectively, on the sale of fixed maturity securities in its continuing operations. The securities sold during the third quarter of 2004 had a book value of $81.4 million and a fair value of $71.2 million at the time of sale and represented 16 different issuers. For the first nine months, the securities sold had a book value of $423.8 million and a fair value of $378.9 million at the time of sale and represented 52 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$5.8 million loss on the sale of securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the United Kingdom. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$5.3 million loss on the sale of securities issued by an international reinsurance provider. The company was negatively impacted after it was determined it had failed to adequately reserve for projected claims. The company’s financial strength ratings were subsequently downgraded by Standard & Poor’s Corporation and A.M. Best Company. These securities were investment-grade at the time of the purchase but were downgraded to below-investment-grade in the third quarter of 2004. At the time of the sale, these securities had been continuously in an unrealized loss position for a period of less than ninety days. The circumstances of this investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.9 billion as of September 30, 2005 and December 31, 2004, which are reported on a gross basis in the condensed consolidated statements of financial condition contained herein in Item 1, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

	September 30 2005	December 31 2004
Investment-Grade Fixed Maturity Securities	90.0%	90.0%
Below-Investment-Grade Fixed Maturity Securities	6.4	6.4
Mortgage Loans	1.9	1.5
Real Estate	0.1	0.1
Short-term Investments	0.9	1.2
Other Invested Assets	0.7	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at September 30, 2005, included $34.4 billion, or 99.6 percent, of bonds and derivative instruments and $126.4 million, or 0.4 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of September 30, 2005

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,267.3	$164.8	$425.6	$(21.3)	$1,841.7	$186.1
Canadian	403.3	97.0	—	—	403.3	97.0
Capital Goods	2,540.2	270.2	342.9	(9.4)	2,197.3	279.6
Communications	2,853.5	261.4	631.1	(29.5)	2,222.4	290.9
Consumer Cyclical	1,273.3	35.1	386.0	(48.7)	887.3	83.8
Consumer Non-Cyclical	3,810.6	262.2	817.9	(25.5)	2,992.7	287.7
Derivative Instruments	317.6	295.5	(135.7)	(136.3)	453.3	431.8
Energy (Oil & Gas)	2,539.6	372.3	86.9	(3.4)	2,452.7	375.7
Financial Institutions	3,241.7	127.5	741.4	(47.6)	2,500.3	175.1
Mortgage/Asset Backed	4,591.2	283.3	1,057.7	(13.4)	3,533.5	296.7
Sovereigns	655.4	31.4	109.0	(0.7)	546.4	32.1
Technology	383.2	30.2	120.0	(4.9)	263.2	35.1
Transportation	1,073.1	138.2	73.8	(3.7)	999.3	141.9
U.S. Government Agencies and Municipalities	2,608.6	163.8	650.1	(26.8)	1,958.5	190.6
Utilities	5,847.7	533.8	1,002.9	(26.4)	4,844.8	560.2

Total	$34,406.3	$3,066.7	$6,309.6	$(397.6)	$28,096.7	$3,464.3

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2005.

Fixed Maturity Bonds – By Maturity

As of September 30, 2005

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$26.1	$(0.1)
Due after 1 year up to 5 years	140.8	(7.2)
Due after 5 years up to 10 years	1,560.8	(195.4)
Due after 10 years	3,524.2	(181.5)

Subtotal	5,251.9	(384.2)
Mortgage/Asset Backed Securities	1,057.7	(13.4)

Total	$6,309.6	$(397.6)

Of the $397.6 million in gross unrealized losses at September 30, 2005, $307.7 million, or 77.4 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2005.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$3,110.2	$(55.7)
> 90 <= 180 days	89.7	(1.6)
> 180 <= 270 days	212.8	(6.8)
> 270 <= 1 year	19.7	(0.4)
> 1 year <= 2 years	171.1	(132.1)
> 2 years <= 3 years	1,641.3	(78.1)
> 3 years	95.4	(33.0)

Totals	$5,340.2	$(307.7)

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2005. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on September 30, 2005. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to September 30, 2005.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$202.6	$(3.8)

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	80.1	(3.7)

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	339.0	(43.6)
fair value < 70% >= 40% of amortized cost	6.8	(3.2)

Subtotal	345.8	(46.8)

> 270 <=1 year
fair value < 100% >= 70% of amortized cost	37.5	(3.6)
fair value < 70% >= 40% of amortized cost	1.6	(0.9)

Subtotal	39.1	(4.5)

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	56.9	(5.2)

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	39.4	(2.6)

> 3 years
fair value < 100% >= 70% of amortized cost	205.5	(23.3)

Totals	$969.4	$(89.9)

As of September 30, 2005, the Company held 3 securities with a gross unrealized loss of $10 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of September 30, 2005

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$546.3	$(24.8)	> 2 year <= 3 years

Principal Protected Equity Linked Note	43.3	(26.1)	> 3 years

Total	$589.6	$(50.9)

Below-Investment-Grade

U.S. Based Automobile Manufacturer	$61.9	$(15.3)	> 180 <= 270 days

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

The fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of September 30, 2005, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates subsequent to the purchase of the bond. The Company believes that the decline in fair value of this security is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carries the A+ rating of the issuer, as determined by S&P as of September 30, 2005. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection in the event of a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index subsequent to the purchase date of the note. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. The Company therefore believes that the decline in fair value of the note is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities was primarily due to a decline in profitability and cash flow due to the competitive environment, loss of market share, high cost of raw materials, and rising employee healthcare and pension costs. The automotive company and the finance subsidiary both have substantial liquidity, and the finance subsidiary has approximately $25 billion in unused capacity in its credit facilities. Furthermore, the finance subsidiary has approximately $88 billion of assets maturing within two years compared to only $46 billion of finance-related debt maturing in the same period. These securities have been in an unrealized loss position for less than 270 days, and the Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity and intends to hold its fixed maturity investments until maturity to meet its liability obligations.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.3 billion and $3.8 billion on an amortized cost basis at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the mortgage-backed securities had an average life of 7.3 years and effective duration of 4.2 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of September 30, 2005, the Company’s exposure to below-investment-grade fixed maturity securities was $2,301.1 million, approximately 6.4 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.4 percent at the end of 2004. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2005, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity was reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment was $23.0 million and $22.3 million, respectively, at September 30, 2005, and $25.6 million and $24.8 million, respectively, at December 31, 2004.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $661.1 million and $498.2 million on an amortized cost basis at September 30, 2005 and December 31, 2004, respectively. The Company believes its mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. The Company had no restructured or delinquent mortgage loans at September 30, 2005 or December 31, 2004.

The Company expects that during the remainder of 2005 it will invest in additional commercial mortgage loans. This will allow the Company to leverage its operational structure currently in place for its existing mortgage loan portfolio and to utilize an additional investment category in its portfolio strategies.

Real estate was $18.2 million and $27.4 million at September 30, 2005 and December 31, 2004, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, amounted to $6.7 million at September 30, 2005 and $6.2 million at December 31, 2004.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At September 30, 2005, the balance in the valuation allowances for real estate was $7.6 million. No valuation allowance was held for mortgage loans at September 30, 2005.

Derivatives

The Company uses derivative financial instruments to manage duration, increase yield on cash flows expected from current holdings and future premium income, and manage currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during the first nine months of 2005 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection product portfolios. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the third quarters of 2005 and 2004, the Company recognized net gains of $52.7 million and $5.0 million, respectively, on the termination of cash flow hedges and reported $52.7 million and $5.1 million, respectively, in other comprehensive income. During the third quarter of 2004, the Company reported $(0.1) million as a component of realized investment gains and losses. During the first nine months of 2005 and 2004, the Company recognized net gains of $85.9 million and $24.6 million, respectively, on the termination of cash flow hedges and reported $86.2 million and $24.7 million, respectively, in other comprehensive income and $(0.3) million and $(0.1) million, respectively, as a component of realized investment gains and losses. The Company amortized $5.9 million and $5.1 million of net deferred gains into net investment income during the third quarter of 2005 and 2004, respectively, and $15.9 million and $15.4 million during the first nine months of 2005 and 2004, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $35.5 million at September 30, 2005. Additions and terminations, in notional amounts, to the Company’s hedging programs during the third quarter of 2005 were $224.5 million and $521.6 million, respectively, and terminations were $63.6 million in the third quarter of 2004. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,332.1 million at September 30, 2005 and $4,795.9 million at December 31, 2004.

As of September 30, 2005 and December 31, 2004 the Company had $684.7 million and $707.3 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

As of September 30, 2005 and December 31, 2004 the Company had $511.0 million notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, the Company recognized $73.3 million and $8.7 million of net realized investment losses during the third quarter and first nine months of 2005, respectively, and $83.8 million and $49.4 million of net realized investment gains during the third quarter and first nine months of 2004, respectively.

Non-current Investments

The Company’s exposure to non-current investments totaled $60.4 million at September 30, 2005, or 0.2 percent of invested assets excluding ceded policy loans, compared to $91.5 million at December 31, 2004. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At September 30, 2005 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $106.8 million had been recorded life-to-date. The amortized cost of these investments was $41.5 million. Approximately $58.9 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the condensed consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of September 30, 2005, the Company had $559.3 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at September 30, 2005.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $946.5 million for the nine months ended September 30, 2005, compared to $303.8 million for the comparable period of 2004. Included in the operating cash flows for the first nine months of 2004 is a cash disbursement of $707.4 million made in conjunction with the reinsurance of the Company’s individual income protection – closed block of business. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting the Company’s insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

The income tax adjustment to reconcile net income (loss) to net cash provided by operating activities increased $173.3 million in the first nine months of 2005 compared to the prior year first nine months primarily as a result of the income tax benefit related to the previously mentioned first quarter of 2004 restructuring charges associated with the individual income protection – closed block segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $706.0 million and $502.1 million for the nine months ended September 30, 2005 and 2004, respectively. The Company generated $577.7 million less in proceeds from maturities of available-for-sale securities in the first nine months of 2005 than in the comparable period of 2004, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company utilized short-term investments during the nine months ended September 30, 2004 in anticipation of the cash to be transferred in conjunction with the reinsurance transaction related to the individual income protection – closed block restructuring.

During the third quarter of 2005, the Company had cash inflows of $8.8 million related to the sale of Unum Limited’s Netherlands branch and cash outflows of $3.5 million related to the GENEX acquisition of Independent Review Services, Inc.

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

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $305.5 million for the first nine months of 2005 compared to $209.0 million provided for the same period in 2004. During the first nine months of 2005, the Company repaid $227.0 million of maturing debt. During the first nine months of 2004, the Company received proceeds of $300.0 million from the May 2004 issuance of adjustable conversion-rate equity security units.

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

Debt

At September 30, 2005, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $2,862.0 million. At September 30, 2005, the debt to total capital ratio was 32.5 percent compared to 35.2 percent at December 31, 2004. The debt to total capital ratio, when calculated allowing no equity credit for the Company’s junior subordinated debt securities and 50 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 27.5 percent at September 30, 2005, compared to 30.2 percent at December 31, 2004.

During the fourth quarter of 2005, the Company intends to issue up to $400.0 million of senior debentures in a private offering as part of its repatriation plan, as previously discussed. In order to maintain its current debt to capital ratio, the Company intends to reduce its current outstanding debt by an amount equal to the debt issuance during the first quarter of 2006 by participating in the remarketing of its mandatory convertible securities in February 2006.

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

Commitments

With respect to the Company’s commitments, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first nine months of 2005, there were no substantive changes to the Company’s commitments.

During the fourth quarter of 2005, the Company gave notification that it would terminate its arrangement, effective April 1, 2006, with an outside party wherein the Company is provided computer data processing services and related functions. As a result of terminating this arrangement, the Company will incur termination fees of approximately $9.2 million before tax and $6.0 million after tax and will record this charge in the fourth quarter of 2005. This change is expected to provide a significantly less costly infrastructure agreement with a new third party provider of mainframe, help desk, and other operational information technology services. Application development is not part of this new agreement, and the Company will retain all aspects of application development services.

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

In June 2005 and again in October 2005, AM Best reaffirmed the existing financial strength rating of the Company and maintained a negative outlook. AM Best anticipates that the negative outlook will remain in effect until there is more clarity with regards to the ultimate cost of the multistate market conduct regulatory settlement agreements and the California settlement agreement and further improvement is exhibited in the financial flexibility of the parent company. The Company believes that its results for September 30, 2005 are generally in compliance with each of these measures.

In the first quarter of 2004, the ratings from Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. In May 2004 and again in November 2004, Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves. In February 2005, Fitch completed its analysis, citing the material progress the Company has made in strengthening risk based capital levels, resolving the multi-state market conduct examination, and improving GAAP and statutory earnings. Fitch reaffirmed all of the Company’s ratings and revised the outlook to stable. In October 2005, Fitch again reaffirmed all of the ratings of the Company following the announcement of the settlement agreement with the California DOI.

In May 2004, Moody’s downgraded the Company’s senior debt credit ratings to Ba1 from Baa3 and the financial strength ratings on the Company’s insurance company subsidiaries to Baa1 from A3. The ratings outlook is “negative”. This action concluded the ratings review Moody’s initiated in February 2004. Moody’s indicated that the primary driver in the rating action was concern about the execution risk associated with the Company’s strategic plans to restore profitability to its core U.S. group long-term income protection business. Moody’s also noted that the Company had made considerable progress in improving its capital position throughout 2003. The change in the senior debt rating to Ba1 represents a below-investment-grade rating. In November 2004, Moody’s placed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance company subsidiaries on review for possible downgrade due to the heightened event risk associated with the issues concerning broker compensation in the employee benefit market. In April 2005, Moody’s confirmed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance subsidiaries while maintaining a negative outlook. This rating action concluded the review for possible downgrade that began in November 2004. In October 2005, Moody’s again reaffirmed the ratings of the Company following the announcement of the settlement agreement with the California DOI.

Also in May 2004, S&P downgraded the Company’s counterparty credit rating and senior debt rating to BB+ from BBB- while at the same time lowering the counterparty credit and financial strength ratings on the Company’s insurance company subsidiaries to BBB+ from A-, all with a “stable” outlook, citing concerns about the consistency of risk controls and valuation practices, which S&P believes have led to reserve charges and asset impairments in the past several quarters and have also contributed to marginal operating performance in the Company’s U.S. group income protection business. The outlook reflects the effects of strengthened capital adequacy, improved investment risk, and corrective measures taken by the Company to limit the downside on the closed block of individual income protection business and to improve profitability on its U.S. group income protection insurance. The change in the senior debt rating to BB+ represents a below-investment-grade rating. In October 2005, S&P reaffirmed all of the ratings of the Company following the announcement of the settlement agreement with the California DOI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion under “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 2 and in Part II, Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. During the first nine months of 2005, there was no substantive change to the Company’s market risk or the management of such risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In the ordinary course of business, the Company routinely enhances its information technology systems through upgrades to current systems or the implementation of new systems. These changes did not materially affect the Company’s internal control over financial reporting nor are they expected to.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Amendment to Regulatory Settlement Agreement.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UnumProvident Corporation
(Registrant)

Date: November 7, 2005	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 7, 2005	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President and Chief Financial Officer