Form 10-K
period 2005-12-31
UNUMPROVIDENT CORP
filed 2006-03-03
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the shares of the registrant’s common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $5.4 billion*. As of February 24, 2006, there were 298,639,383 shares of the registrant’s common stock outstanding.

*	Calculations based on most recent publicly available information and reasonable direct inquiry by the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 17, 2006, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2005.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, UnumProvident Corporation, together with its subsidiaries, unless the context implies otherwise (the Company), claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by the Company, including statements relating to the Company’s strategies or disclosures which are considered predictive and depend on or refer to future conditions and events, is or may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed with the Securities and Exchange Commission by the Company, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

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

General

As used in this Form 10-K, the “Company” refers to UnumProvident Corporation, a Delaware general business corporation, and its insurance and non-insurance companies that collectively operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The Company’s principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Accident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial), and in the United Kingdom, Unum Limited. The Company is the largest provider of group and individual income protection insurance products in the United States and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

The Company is the surviving corporation in the merger on June 30, 1999 of Provident Companies, Inc. (Provident), the leading individual income protection insurance provider in North America, with Unum Corporation (Unum), the leading group income protection insurance provider. Prior to the merger, Unum acquired Unum Limited, the leading income protection insurer in the United Kingdom, in 1990 and in 1993, merged with Colonial Companies, Inc., the parent company of Colonial, a leader in payroll marketing of a broad line of supplemental insurance products. Also prior to the merger, Provident acquired Paul Revere Life, a leading provider of individual income protection insurance in North America. The Company sold its Canadian branch operations in 2004.

The Company has three major business segments: U.S. Brokerage, Unum Limited, and Colonial, as well as the Individual Income Protection – Closed Block segment, Other segment, and Corporate segment, as discussed more fully under “Reporting Segments” included herein in Item 1.

Business Strategies

The Company offers a comprehensive portfolio of income protection products and services to meet the diverse needs of the marketplace. The Company seeks to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can combine with other coverages to provide integrated product solutions for customers. The Company offers businesses of all sizes highly competitive benefits to protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, the Company offers a service environment, including comprehensive claims management services, which is designed to be responsive, timely, and committed to service excellence.

In order to maintain its competitive business position, during the last few years the Company’s strategy has been to:

•	Strengthen its financial foundation;

•	Improve its risk profile through the development of a more balanced business mix, the reduction of its below-investment grade fixed maturity securities holdings, and the maintenance of adequate interest margins between its claim reserve discount rates and its investment portfolio yield rates;

•	Position service as a differentiator;

•	Strengthen its corporate governance; and

•	Respond to the changing regulatory and compliance environment.

During 2006, the Company intends to continue to focus on:

•	Operating improvement, particularly in its U.S. Brokerage group income protection line of business;

•	Capital management and financial strength;

•	Improvement of the perception of the Company with regulators and the media; and

•	Continued reduction in its business volatility.

Reporting Segments

Effective July 1, 2005, the Company modified its reporting segments to separate its United States business from that of its United Kingdom subsidiary, Unum Limited, due to the continued growth in that subsidiary and to recent organizational changes within the Company which established a separate management team to focus solely on the U.S. Brokerage lines of business. The Company’s new reporting segments are comprised of the following: U.S. Brokerage, Unum Limited, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. Measured as a percentage of consolidated premium income for the year ended December 31, 2005, premium income was approximately 67 percent for the U.S. Brokerage segment, 10 percent for Unum Limited, 10 percent for Colonial, and 13 percent for the Individual Income Protection – Closed Block and Other segments combined.

The products now reported in the U.S. Brokerage segment and the Unum Limited segment were previously combined and reported in the Income Protection and Life and Accident segments. The results of the disability management services business are now reported in the Other segment, which has been redefined to include the disability management services business as well as results from U.S. Brokerage insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment). There were no changes to the Colonial, Individual Income Protection – Closed Block, or Corporate segments. Segment information for prior years has been reclassified to conform to the current reporting segments.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

U.S. Brokerage Segment

The U.S. Brokerage segment includes group income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products, issued primarily by Unum America, Accident, and Paul Revere Life. Premium income for this segment totaled $5,229.0 million in 2005. These products are marketed through the Company’s field sales personnel who work in conjunction with independent brokers and consultants. The Company utilizes a distribution model for the sale of individual income protection and individual long-term care insurance products whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices.

Group Long-term and Short-term Income Protection

Group long-term and short-term income protection products contributed approximately 48 percent of the U.S. Brokerage segment premium income in 2005. Group long-term and short-term income protection products are sold to employers for the benefit of employees. Group long-term income protection provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

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

The Company has defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, the Company may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year but may be longer. The profitability of the policy is dependent upon the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term and short-term income protection is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control its administrative expenses. Morbidity is an important factor in income protection claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated income protection coverage for large groups has narrower profit margins and represents less risk to the Company than business of this type sold to small employers because the Company must bear all of the risk of adverse claims experience in small case fully-insured coverages while larger employers often bear much of this risk themselves. The Company routinely makes pricing adjustments, when contractually permitted, which take into account the emerging experience on its group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 28 percent of the U.S. Brokerage segment premium income in 2005. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group income protection products.

Profitability of group life and accidental death and dismemberment products is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Individual Income Protection – Recently Issued

Individual income protection – recently issued products generated approximately 8 percent of the U.S. Brokerage segment premium income in 2005. Individual income protection is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual income protection insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual income protection policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. The Company also markets individual income protection policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual income protection products do not provide for the accumulation of cash values.

Premium rates for individual income protection products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company’s underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived.

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

The majority of the Company’s in-force individual income protection insurance which was written on a noncancelable basis is included in the Individual Income Protection – Closed Block segment. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. As of December 31, 2005, premium income for noncancelable policies included in the Individual Income Protection – Recently Issued line of business represented approximately $359.0 million, or 84 percent, of premium income for that line of business.

The Company also offers lifelong income protection coverage for loss of income due to injury or sickness on a guaranteed renewable basis, with the right to re-price in-force policies subject to regulatory approval. Lifelong income protection coverage provides benefits and transitional support for moderate disabilities, with greater benefits for severe disabilities. Common options include additional coverage for catastrophic injury or illness and an option to convert to a long-term care policy at retirement age.

Since 1998, most individual income protection business written has been through multi-life workplace settings. The Company intends to maintain this focus on workplace customers and increased integration between individual and multi-life and group offerings.

Profitability of individual income protection products is affected by persistency, investment returns, deviations of actual claims experience from expected claims experience, and the ability of the Company to control administrative expenses.

Group and Individual Long-term Care

Long-term care products generated approximately 9 percent of the U.S. Brokerage segment premium income in 2005. Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less.

Premium rates for long-term care vary by age and gender and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company’s underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy. For larger groups, some underwriting requirements may be waived. Long-term care insurance is offered on a guaranteed renewable basis wherein the Company maintains the right to re-price in-force policies, subject to regulatory approval.

Profitability is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Voluntary Workplace Benefits

Voluntary workplace benefits products generated almost 7 percent of the U.S. Brokerage segment premium income in 2005. Voluntary workplace benefits products include universal life and interest-sensitive life products, individual income protection products, and critical illness and cancer products. These products are sold to groups of employees through payroll deduction at the workplace.

Premium rates for voluntary products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company’s underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy. For larger groups with high participation rates, some underwriting requirements may be waived.

Profitability of voluntary products is affected by the level of employee participation, persistency, investment returns, deviations of actual claims experience from expected claims experience, and the ability of the Company to control administrative expenses.

Unum Limited Segment

The Unum Limited segment includes group long-term income protection insurance, group life products, and individual income protection products issued by Unum Limited and sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $785.3 million in 2005.

Group Long-term Income Protection

Group long-term income protection products contributed approximately 74 percent of the Unum Limited segment premium income in 2005. Group long-term income protection products are sold to employers for the benefit of employees. Group long-term income protection provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

Premiums for group long-term income protection are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group long-term income protection business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client.

The Company has defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, the Company may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. In both cases the usual rate guarantee is two years. Guarantees of one year may be offered either at the request of the client or as required by the Company to manage risk. In a very limited number of circumstances guarantees of three years may be offered, but this will be at an additional cost. The profitability of the policy is dependent upon the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term income protection is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control its administrative expenses. Morbidity is an important factor in income protection claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance.

Group Life

Group life products contributed approximately 21 percent of the Unum Limited segment premium income in 2005. Group life products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group income protection products.

Profitability for group life is affected by deviations of actual claims experience from expected claims experience, investment returns, persistency, and the ability of the Company to control administrative expenses.

Individual Income Protection

Individual income protection products generated approximately 5 percent of the Unum Limited segment premium income in 2005. Individual income protection is offered primarily to individual retail customers. Individual income protection insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual income protection policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. The Company also markets individual income protection policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual income protection products do not provide for the accumulation of cash values.

Premium rates for individual income protection products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. The Company develops its assumptions based on its own claims experience and published industry tables. The Company’s underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived.

The Company offers products that insure loss of earnings as well as those that insure occupations. In contrast to traditional noncancelable own-occupation policies, for which benefits are determined based on whether the insured can work in his or her original occupation, the loss of earnings policy requires the policyholder to satisfy two conditions for benefits to begin: reduced ability to work due to accident or sickness and earnings loss of at least 20 percent.

The Company also offers lifelong income protection coverage for loss of income due to injury or sickness on a guaranteed renewable basis, with the right to re-price in-force policies subject to regulatory approval. Lifelong income protection coverage provides benefits and transitional support for moderate disabilities, with greater benefits for severe disabilities. Common options include additional coverage for catastrophic injury or illness and an option to convert to a long-term care policy at retirement age.

Profitability of individual income protection products is affected by persistency, investment returns, deviations of actual claims experience from expected claims experience, and the ability of the Company to control administrative expenses.

Colonial Segment

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued primarily by Colonial and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $787.0 million in 2005.

The income protection products, which generated approximately 65 percent of the Colonial segment premium income in 2005, consist of short-term income protection plans as well as accident-only plans providing benefits for injuries on a specified loss basis and accident and health plans covering hospital admissions and surgeries on an indemnity basis. The life products contributed approximately 14 percent of the 2005 premium income for Colonial and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

Cancer and critical illness policies, which generated approximately 21 percent of the 2005 premium income for the Colonial segment, provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy and for critical illness, provide a lump-sum benefit on the occurrence of a covered critical illness event.

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

Premiums for all products are based on Company experience for morbidity, mortality, persistency, and expenses where such experience is credible and appropriate. Premiums for the income protection, cancer, and critical illness products are primarily individual guaranteed renewable wherein the Company has the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein the Company retains the right to change premiums at the individual account level. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, the Company retains the right to change premiums at the account level based on the experience of the account.

The Company has defined underwriting practices and procedures for each of its products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Profitability of these products is affected by the level of employee participation, persistency, deviations of actual claims experience from expected claims experience, investment returns, and the ability of the Company to control administrative expenses.

Individual Income Protection – Closed Block Segment

Generally, the insurance policies included in the Individual Income Protection - Closed Block segment are individual income protection insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of the Company’s individual income protection business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period the Company gradually changed its distribution focus for individual income protection insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

The majority of the policies included in this segment represent individual income protection insurance which was written on a noncancelable basis and issued or assumed by Unum America, Accident, and Paul Revere Life. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, the policy cannot be canceled by the Company nor can the premium be raised. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels. Premium income for this segment totaled $1,011.7 million in 2005, with approximately 93 percent of the premium income attributable to noncancelable policies.

The Company has in place reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit, which at December 31, 2005, equaled approximately $8.0 billion. The maximum risk limit for the reinsurer grows to approximately $2.6 billion over time, after which any further losses will revert to the Company.

Other Segment

The Other operating segment includes results from disability management services and U.S. Brokerage insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

The disability management services line of business relates primarily to the results of GENEX Services, Inc. (GENEX), which was acquired in early 1997. GENEX provides specialized skills in disability case management and vocational rehabilitation to assist disabled claimants to return to work. GENEX provides a full range of disability management services, including workplace injury management, telephonic early intervention services for injured workers, medical case management, vocational rehabilitation, and disability cost analysis, to third party administrators, corporate clients, and insurance companies. Fee income for disability management services totaled $177.9 million in 2005.

Premium income for the insurance products in this segment totaled $2.6 million in 2005. It is expected that revenue and income resulting from the insurance products will decline over time as these business lines wind down, and management expects to reinvest the capital supporting these lines of business in the future growth of the U.S. Brokerage, Unum Limited, and Colonial segments.

Corporate Segment

The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. The transaction closed April 30, 2004. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the Company’s discontinued operations.

Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers to whom it cedes business and monitors concentration of credit risk to minimize this exposure. The Company may also require assets in trust, letters of credit, or other acceptable collateral to support reinsurance receivable balances.

In general, the maximum amount of risk retained by the Company’s U.S. insurance subsidiaries and not ceded is $0.5 million on any group or individual life policy and $0.5 million on group and individual accidental death and dismemberment insurance. Effective January 1, 2006, this retention level is $0.6 million for group life and accidental death and dismemberment policies. For Unum Limited, the Company retains 50 percent of the risk and reinsures the other 50 percent on each life insured. The amount of risk retained by the Company on individual income protection products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, the Company does not generally reinsure group or individual income protection policies issued subsequent to 1999.

The Company has catastrophic reinsurance coverage which includes three layers of coverage to limit the Company’s exposure under life, accidental death and dismemberment, long-term care, and income protection policies. In 2006, this coverage is for any accident involving seventeen, twenty-eight, and fifty-five or more lives for the three layers, respectively, in a single event. In total, the three layers provide $110.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible. The Company has 100 percent reinsurance coverage in the first layer and 80 percent reinsurance coverage in the second and third layers. The first $30.0 million layer includes terrorism coverage other than that resulting from nuclear, biological, and chemical terrorism, whereas the second and third layers each provide $40.0 million of coverage for all catastrophic events, including acts of war and any type of terrorism. The year 2005 catastrophic coverage was for any accident involving three, thirty, and sixty or more lives for the three layers, respectively, in a single event. In total, the three layers provided $100.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible, and included coverage for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance receivable at December 31, 2005 relates to approximately 100 companies. Thirteen major companies account for approximately 91 percent of the reinsurance receivable at December 31, 2005, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance receivable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein the Company retains the assets in its general account. Less than one percent of the reinsurance receivable is held by companies either rated below A- by A.M. Best Company or not rated.

The collectibility of reinsurance receivables is primarily a function of the solvency of the individual reinsurers. Although the Company has controls to minimize its exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on the Company’s results of operations.

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

The reserves reported in the Company’s financial statements contained herein are calculated in conformity with U.S. generally accepted accounting principles (GAAP) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables and interest assumptions which are believed to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

For further discussion of reserves, refer to “Risk Factors – Reserves” contained herein in Item 1A and to the critical accounting policies and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to match duration. The Company does not use derivatives for speculative purposes.

Refer to “Risk Factors – Investments” contained herein in Item 1A and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for information on the Company’s investments and derivative financial instruments.

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that rate the Company’s senior debt and the financial strength of the Company’s principal U.S. insurance subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies and reflect the rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Debt ratings represent the opinions of the rating agencies regarding an issuer’s ability to repay its debt and are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

Rating agencies assign an outlook statement of “positive,” “negative,” or “developing” to indicate an intermediate-term trend in credit fundamentals which could lead to a rating change. “Positive” means that a rating may be raised, “negative” means that a rating may be lowered, and “developing” means that a rating may be raised or lowered with equal probability. Alternatively, a rating may have a “stable” outlook to indicate that the rating is not expected to change.

“Credit watch” or “under review” highlights the potential direction of a short-term or long-term rating. It focuses on identifiable events and short-term trends that cause a rating to be placed under heightened surveillance by the rating agency. These events may include mergers, acquisitions, recapitalizations, or anticipated operating developments. Ratings may be placed on credit watch or under review when an event or a change in an expected trend occurs and additional information is needed to evaluate the current rating level. This status does not mean that a rating change is inevitable, and ratings may change without first being placed on a watch list.

The Company’s financial strength ratings as of February 2006 for its principal U.S. insurance subsidiaries were:

•	A- (Excellent) by AM Best – 4th of 15 rankings

•	A- (Strong) by Fitch – 7th of 24 rankings

•	Baa1 (Adequate) by Moody’s – 8th of 21 rankings

•	BBB+ (Good) by S&P – 8th of 21 rankings

The senior debt ratings for the Company as of February 2006 were:

•	bbb- (Adequate) by AM Best – 10th of 22 rankings

•	BBB- (Adequate) by Fitch – 10th of 24 rankings

•	Ba1 (Speculative) by Moody’s – 11th of 21 rankings
•	BB+ (Speculative) by S&P – 11th of 22 rankings

The ratings from Fitch and S&P have a stable outlook, and the ratings from Moody’s and AM Best have a negative outlook. None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors – Debt and Financial Strength Ratings” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

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

Regulation

General

The Company’s U.S. insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business and by the U.S. Department of Labor on a national basis, primarily for the protection of policyholders. Unum Limited is subject to regulation by the Financial Services Authority (FSA) in the U.K. The FSA and the U.S. insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring may include reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of producers, as well as underwriting, claims, and customer service practices. The U.S. Department of Labor enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. The Company’s domestic insurance subsidiaries must meet the standards and tests for investments imposed by state insurance laws and regulations of the jurisdictions in which they are domiciled. Domestic insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet policyholder obligations. These reserves are verified periodically by various regulators. The Company’s domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can cover other subjects an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of producers, as well as underwriting, claims, and customer service practices to determine compliance with state laws.

Examinations and Investigations

Claim Related

In November 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia were parties to the settlement agreements, which provide for changes in certain claims handling procedures, a claim reassessment process available to certain claimants whose claims were denied or closed during certain periods and who choose to participate, changes in governance to increase oversight of the claims handling and reassessment process, and contingent fines for non-compliance. In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain Employee Retirement Income Security Act (ERISA) plans, was a party to the settlement agreements, and the Office of the New York Attorney General (NYAG), which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue.

In October 2005, certain of the Company’s insurance subsidiaries entered into a settlement agreement with the California Department of Insurance (DOI), concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements. As part of the settlement with the California DOI, the Company paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to its California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes.

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

Under the terms of the settlement, the Company will change certain provisions specific to California disability policies. Additionally as part of the settlement, the Company received approval from the California DOI for the use of new individual and group disability policy forms, which became available for sale on November 1, 2005.

The California settlement also incorporates the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could choose to participate in that claim reassessment process even though California did not join the multistate settlement agreements. Under the California agreement, reassessment notices are being mailed to approximately 26,000 individuals whose claims were denied or terminated between January 1, 1997, and September 30, 2005. Many of these individuals had already received reassessment notices under the multistate settlement agreements. Additionally, as part of the California agreement, an individual whose claim denial or termination is upheld by the Company’s reassessment unit may request an independent review by a member of a panel established for that purpose. Following such review, the final decision on the claim is that of the Company’s reassessment unit; however, if there is information that the reviewer believes is appropriate relating to the handling of the claim, the reviewer may add a report to the claim file.

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

Separately, the Company is offering to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers from January 1, 1997, through January 18, 2005 (and through September 30, 2005 for California residents). These approximately 24,000 claims were not included in the 2004 multistate settlement agreements, but the offer being made generally follows the reassessment procedures contained in those agreements.

See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively.

Broker Compensation, Quoting Process, and Related Matters

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

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company and its subsidiaries. The Company has received additional subpoenas or requests for additional information from the NYAG concerning its relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants — one such complaint cited the Company but did not name it as a defendant. The Company is cooperating with the NYAG’s investigations and inquiries.

Since October 2004, the Company and/or its insurance subsidiaries have received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including California, Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, and South Carolina. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. The Company is cooperating fully with these investigations.

The Company also has had discussions with the DOL regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. The Company is cooperating with the DOL’s investigation.

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

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies have been prescribed by the NAIC. The domiciliary states of the Company’s insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv)

business risks. The formula is to be used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K. See further discussion in “Risk Factors – Capital Adequacy” contained here in Item 1A and “Liquidity and Capital Resources” contained herein in Item 7.

Insurance Holding Company Regulation

The insurance holding company laws and regulations of the states of Maine, Massachusetts, Tennessee, South Carolina, New York, and California require the registration of and periodic reporting of financial and other information about operations, including inter-company transactions within the system, by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system.

The Company is registered under such laws as an insurance holding company system in Maine, Massachusetts, Tennessee, South Carolina, New York, and California. Most states, including the states in which the Company’s insurance subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to the Company and its insurance subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its parent, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its parent without the prior approval of the insurance regulators in the states in which the Company and its insurance subsidiaries are domiciled will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulator; (ii) prohibition of voting of such shares; and, (iii) other actions determined by the relevant insurance regulator. Further, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of the Company might consider to be desirable.

In addition, such laws and regulations restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries to the Company. See further discussion in “Risk Factors – Dividend Restrictions” contained herein in Item 1A and “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7.

The Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business, including the United Kingdom, Canada, Bermuda, Japan, and Argentina.

Federal Laws and Regulations

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

For further discussion of regulation, refer to “Risk Factors – Regulation” contained herein in Item 1A.

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, attributable to the Unum Limited segment, the Company’s United Kingdom subsidiary, totaled $945.6 million, $801.8 million, and $593.4 million for 2005, 2004, and 2003, respectively. Unum Limited’s operating revenue in 2005 equaled approximately 9 percent of total segment operating revenue. Total assets and total liabilities, as of December 31, 2005, were $3.3 billion and $2.6 billion, respectively, for Unum Limited. Fluctuations in the U.S. dollar relative to the local currency of this subsidiary will impact reported operating results for the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum Limited’s operating results.

Employees

At December 31, 2005, the Company had approximately 11,300 full-time employees.

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

ITEM 1A.	RISK FACTORS

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

Regulation

The Company’s U.S. insurance subsidiaries are subject to extensive supervision and regulation. The regulations may affect the cost or demand for the Company’s products and may hinder the Company from taking desired actions to increase its profitability. The Company’s insurance company subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, the Company may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on the Company’s ability to do business in one or more of the jurisdictions in which it operates and could result in fines and other sanctions, which could have a material adverse effect on the Company’s business.

Congress, as well as foreign, state, and local governments, could enact legislation related to changes in tax laws that could increase the Company’s tax costs or affect the desirability of the Company’s products by consumers.

ERISA was passed by Congress in 1974. One of the purposes of ERISA was to reserve for federal authority the sole power to regulate the field of employee benefits. ERISA eliminated the threat of conflicting or inconsistent state and local regulation of employee benefit plans. In doing so, ERISA pre-empted all state laws except those that specifically regulated the business of insurance. ERISA also provides an exclusive remedial scheme for any action brought by ERISA plan participants and beneficiaries. ERISA has allowed plan administrators and plan fiduciaries to efficiently manage employee benefit plans in the United States. Most group long-term and short-term income protection plans administered by the Company are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations could adversely affect the risk of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability.

Unum Limited is subject to regulation by the FSA in the U.K. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict Unum Limited from doing business in the event that it fails to comply with such laws and regulations.

Many regulatory and governmental bodies have the authority to review the Company’s products and business practices and those of its agents and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against the Company if, in their view, the Company’s practices are improper. These actions can result in substantial fines or restrictions on the Company’s business activities and could have a material adverse effect on the Company’s business or results of operations.

During 2002 and 2003, the Company experienced increased market conduct examinations focused specifically on its disability claims handling policies and practices. These examinations by state insurance departments have generally involved a review of complaints from policyholders or insureds on a range of subjects and a review of disability claim files and associated materials from group long-term and individual income protection product lines. Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated multistate market conduct examination of the Company’s disability claims handling practices was organized during 2003 by Maine, Massachusetts, and Tennessee, the states of domicile for several of the Company’s insurance subsidiaries. In November 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia were parties to the settlement agreements. In addition, the U.S. Department of Labor, which had been conducting an inquiry relating to certain ERISA plans, was a party to the settlement agreements, and the Office of the NYAG, which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue. In October 2005, certain of the Company’s insurance subsidiaries entered into a settlement agreement with the California DOI, concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements. See previous discussion under “Regulation – Examinations and Investigations” contained herein in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Items 8 for additional information concerning these settlement agreements and other regulatory examinations and investigations.

The 2004 multistate regulatory settlement agreements and the 2005 California DOI settlement agreement resulted in changes in the Company’s claim handling practices and a process for reassessing certain claims to determine whether the earlier claim decision was properly decided. Failure to meet the requirements of these settlement agreements could result in a substantial fine. These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, place the Company at a competitive disadvantage in marketing or administering its products, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits.

Reserves

Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by the Company using actuarial and statistical procedures. There can be no assurance that any such reserves will be sufficient to fund future liabilities of the Company in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors), persistency, mortality, and interest rates used in calculating the reserve amounts.

Debt and Financial Strength Ratings

The Company competes based in part on the financial strength ratings provided by rating agencies. The downgrade of the financial strength ratings could adversely affect the Company by, among other things, adversely affecting relationships with distributors of its products and services and retention of its sales force, negatively impacting persistency and new sales, and generally adversely affecting its ability to compete. Changes in the Company’s debt ratings could have an effect on the Company’s ability to raise capital and its cost of capital.

See “Ratings” contained herein in Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion of the Company’s ratings from these agencies.

Litigation

The Company and/or its subsidiaries’ directors and officers have been sued in over 20 purported class action and stockholder derivative lawsuits. These lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s results of operations, encourage other litigation, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s ratings.

In addition to the claim related litigation described above, the Company and its insurance subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For its general claim litigation, the Company and its insurance company subsidiaries maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on the Company’s results of operations in a period, depending on the results of operations of the Company for the particular period. The Company is unable to estimate a range of reasonably possible punitive losses.

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

The individual RBC ratios for the Company’s U.S. insurance subsidiaries at December 31, 2005, were above the range that would require state regulatory action. If the NAIC adopts revisions to the RBC formula, the Company’s insurance subsidiaries may require additional capital. The additional capital required may not be available on favorable terms, if at all. In addition, insurance companies in the U.K. are subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA. Need for additional capital could limit a subsidiary’s ability to distribute funds to the Company and adversely affect the Company’s ability to pay dividends on its common stock and meet its debt and other payment obligations.

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

Both economic and societal factors can affect claim incidence for income protection insurance. The relationship between these factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the group income protection market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

The pricing actions available in the individual income protection market differ between product classes. The nature of that portion of the Company’s outstanding insurance business that consists of individual noncancelable income protection policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit the Company to adjust its premiums on in-force business due to changes resulting from such factors. Guaranteed renewable contracts can be re-priced to reflect external factors, but rate changes cannot be implemented as quickly as in the group income protection market.

Income protection insurance products are important products for the Company. To the extent that income protection products are adversely affected in the future as to sales or claims, the business or results of operations of the Company could be materially adversely affected.

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new insurance product, the degree of expertise within the insuring organization to properly price the products and use appropriate assumptions when establishing reserves potentially has greater risk than that of other product offerings for which greater experience exists regarding trends and appropriate assumptions. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy trends have extended. Changes in actual mortality trends relative to assumptions may adversely affect the results of the Company. Long-term care insurance is guaranteed renewable and can be re-priced to reflect external factors.

Group Life Insurance

Group life insurance may be affected by many factors, including the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, the Company’s risk selection process, the ability of the Company to retain employer groups with lower claim incidence rates, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks and natural disasters, which may also affect the availability of reinsurance coverage. Changes in any of these factors may adversely affect the results of the Company.

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

The investments held by the Company are predominantly invested to support the insurance liabilities of the Company. The timing and/or amount of the investment cash flows may not match those of the liabilities of the Company.

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

Dividend Restrictions

As a holding company, the Company relies on dividends or extensions of credit from its insurance company subsidiaries, including its U.S. insurance subsidiaries and Unum Limited, to make dividend payments on its common stock, meet debt payment obligations, and pay its other obligations. The Company’s insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The level of statutory earnings and capital in the Company’s insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to the Company, which could impair the Company’s ability to pay its dividends or meet its debt and other payment obligations. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company occupies approximately 3.1 million square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

The Company occupies two connected buildings totaling approximately 901,000 square feet in Chattanooga, Tennessee. The office buildings and substantially all of the surrounding 23 acres of land used for employee parking are owned by the Company, including an employee parking garage and a 27-unit apartment building for corporate use and residential leasing to the general public. In addition, approximately 171,000 square feet of office space is leased and occupied in a nearby office building.

The Company owns and occupies five facilities in Portland, Maine, with approximately 838,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 115,000 square feet of office space is leased and occupied.

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

The Company also occupies office buildings in the United Kingdom which serve as the home offices of Unum Limited. The Company owns and occupies property located in Dorking, with approximately 63,000 square feet of office space located on approximately 60 acres with a portion developed for employee parking. In addition, approximately 65,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke and another 11,000 square feet of leased office space serves five major city locations in England and Scotland.

The Company leases and occupies approximately 89,000 square feet of office space in Glendale, California. Additionally, the Company leases other office space, for periods principally from five to ten years, for use by its affiliates and sales forces.

The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Item 8 Note 15 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of UnumProvident Corporation is traded on the New York Stock Exchange. The stock symbol is UNM.

Common stock information is shown as follows:

	Market Price
	High	Low	Dividend
2005
1st Quarter	$18.08	$16.49	$0.075
2nd Quarter	18.84	15.50	0.075
3rd Quarter	20.91	18.29	0.075
4th Quarter	22.90	19.01	0.075

2004
1st Quarter	$16.40	$13.35	$0.075
2nd Quarter	16.10	13.50	0.075
3rd Quarter	16.85	14.93	0.075
4th Quarter	18.25	11.41	0.075

As of February 2, 2006, there were 17,837 registered holders of common stock.

For information on restrictions relating to the Company’s insurance subsidiaries’ ability to pay dividends to the Company see “Dividend Restrictions” contained herein in Item 1A, “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7, and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Item 12 included herein.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions of dollars, except share data)

	At or for the Year Ended December 31
	2005	2004	2003	2002	2001
Statement of Operations Data
Revenue
Premium Income	$7,815.6	$7,839.6	$7,615.7	$7,151.1	$6,797.2
Net Investment Income	2,188.3	2,158.7	2,158.4	2,028.9	1,951.1
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)	(309.1)	(100.0)
Other Income	440.0	437.4	391.3	388.2	354.2

Total	10,437.2	10,464.9	9,991.6	9,259.1	9,002.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,083.2	7,248.4	7,868.1	6,324.8	5,983.9
Commissions	804.7	842.3	844.1	820.2	744.1
Interest and Debt Expense	208.0	207.1	187.2	162.4	169.6
Other Expenses (1) (2) (3)	1,631.7	2,426.6	1,527.4	1,358.5	1,351.1

Total	9,727.6	10,724.4	10,426.8	8,665.9	8,248.7

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	709.6	(259.5)	(435.2)	593.2	753.8
Income Tax (Benefit)	196.0	(67.3)	(170.6)	196.3	216.1

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	513.6	(192.2)	(264.6)	396.9	537.7
Income (Loss) from Discontinued Operations, Net of Income Tax (4)	—	(60.8)	(161.7)	11.4	3.5
Cumulative Effect of Accounting Principle Change, Net of Income Tax (5)	—	—	39.9	(7.1)	—

Net Income (Loss)	$513.6	$(253.0)	$(386.4)	$401.2	$541.2

Balance Sheet Data
Assets	$51,866.8	$50,832.3	$49,718.3	$45,259.5	$42,442.7
Long-term Debt (6)	$3,261.6	$2,862.0	$2,789.0	$1,914.0	$2,004.2
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company (6)				$300.0	$300.0
Accumulated Other Comprehensive Income	$1,163.5	$1,481.1	$1,171.2	$777.4	$111.3
Other Stockholders’ Equity	6,200.4	5,743.0	6,099.8	6,065.8	5,828.6

Total Stockholders’ Equity	$7,363.9	$7,224.1	$7,271.0	$6,843.2	$5,939.9

	At or for the Year Ended December 31
	2005	2004	2003	2002	2001
Per Share Data
Income (Loss) from Continuing Operations (7)
Basic	$1.74	$(0.65)	$(0.96)	$1.64	$2.22
Assuming Dilution	$1.64	$(0.65)	$(0.96)	$1.63	$2.21
Income (Loss) from Discontinued Operations
Basic		$(0.21)	$(0.58)	$0.05	$0.02
Assuming Dilution		$(0.21)	$(0.58)	$0.05	$0.01
Cumulative Effect of Accounting Principle Change
Basic			$0.14	$(0.03)
Assuming Dilution			$0.14	$(0.03)
Net Income (Loss)
Basic	$1.74	$(0.86)	$(1.40)	$1.66	$2.24
Assuming Dilution	$1.64	$(0.86)	$(1.40)	$1.65	$2.22
Stockholders’ Equity	$24.66	$24.36	$24.55	$28.33	$24.52
Cash Dividends	$0.30	$0.30	$0.37	$0.59	$0.59
Weighted Average Common Shares Outstanding
Basic (000s)	295,776.4	295,224.3	276,132.2	242,032.9	241,824.9
Assuming Dilution (000s)	312,512.6	295,224.3	276,132.2	243,070.1	243,608.7

(1)	Includes the net increase in deferred policy acquisition costs, amortization of value of business acquired and goodwill, compensation expense, and other operating expenses. Included in 2004 are charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively.

(2)	In 2001, the Company early redeemed $172.5 million of debt and wrote off the remaining associated deferred debt costs of $4.5 million. The write-off was previously reported as an extraordinary loss, net of a $1.6 million tax benefit. The Company adopted Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective January 1, 2003, and reclassified the 2001 loss to conform to current reporting requirements.

(3)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets effective January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not to exceed 40 years. Had amortization of goodwill been excluded from expenses for the year ended December 31, 2001, net income would have been $561.5 million and net income per common share assuming dilution would have been $2.30.

(4)	Amounts reported for 2004 and 2003 include after-tax losses of $71.3 million and $196.9 million, respectively, from the Canadian branch sale and write-downs.

(5)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, in 2003 and SFAS 142 in 2002.

(6)	In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Company adopted the provisions of FIN 46 in 2003 and subsequently adopted FIN 46(R) (revised December 2003) effective March 15, 2004, resulting in the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of the company and an increase of $300.0 million in long-term debt.

(7)	Excludes cumulative effect of accounting principle change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following management assessment of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8.

Executive Summary

Segment operating performance improved during 2005 relative to the prior year, with the Unum Limited segment, the Colonial segment, and many of the lines of business in the U.S. Brokerage segment reporting stable or improving operating performance. The Company believes that its U.S. Brokerage segment group income protection business continues to exhibit long-term improvement with respect to underwriting, pricing, and expense management due to the actions taken over the past several quarters to increase the profitability in this business. Claims management results for U.S. Brokerage group long-term income protection during 2005 were below the Company’s long-term expectations for this business.

Combined statutory capital and surplus for the Company’s U.S. insurance subsidiaries was approximately $4.270 billion at December 31, 2005, compared to $4.105 billion at December 31, 2004, maintaining the desired capital strength and dividend capacity.

The Company’s 2005 priorities were as follows:

•	Continued profitability improvement in the U.S. Brokerage segment lines of business, particularly in the group income protection line of business;

•	Successful implementation of the changes required by the multistate market conduct regulatory settlement agreements and restoration of greater consistency in the timing of claim decisions and better claim management performance;

•	Maintaining solid performance and profitable growth in the Company’s Unum Limited and Colonial segments;

•	Managing the investment portfolio to match the effective asset and liability cash flows and durations while seeking to maximize investment income and total return and actively manage credit risk;

•	Focusing on operational excellence, continuous improvement, and process innovation while aggressively managing expenses;

•	Responding to the industry-wide focus on broker compensation and related matters and resolving the California market conduct examination;

•	Producing improvements in financial and operating performance which meet or exceed the expectations of the rating agencies, thereby increasing the opportunity for improved debt and financial strength ratings over time; and

•	Maintaining a strong balance sheet and capital position, including reducing the Company’s leverage.

Progress in 2005 included the following:

•	For the U.S. Brokerage segment, 2005 operating performance with respect to sales and pricing continued to exhibit evidence of long-term improvement. The Company began to restore sales momentum in its core markets while maintaining its commitment to a disciplined pricing approach for new business and believes that this strategy of focusing on the more profitable market segments will result in increased future profitability. While total sales in 2005 for fully insured products in the U.S. Brokerage group income protection line of business were down slightly relative to 2004, sales in the group income protection core small and mid-employer markets increased in 2005 compared to the prior year, as did sales for the supplemental and voluntary product lines, reflecting achievement of the Company’s strategy of developing a more balanced business mix through diversification. Persistency in the group long-term income protection line of business was consistent with the level of 2004 and was higher than the Company’s expectations.

•	The Company implemented the procedural and organizational changes outlined in the multistate settlement agreements and resulting from other process improvement initiatives. Implementation of the procedural and organizational changes temporarily reduced the operating effectiveness of the Company’s U.S. Brokerage claims management performance. Improving the claim management results was a major operational focus during 2005. Management assessed the causes of the lower than expected underlying performance and has been taking appropriate corrective actions. While progress was made during 2005 in improving operational effectiveness, the claims management results did not improve to the anticipated level. Management expects to restore the claim operational effectiveness during 2006 to reflect greater consistency in the timing of claim decisions, confirm management’s current belief concerning long-term expectations for recovery rates, and reflect any other more permanent effects of the changes, while maintaining the level of quality desired. To the extent that the operational improvement the Company has projected occurs at a slower rate, the Company may incur additional costs in its claim operations during 2006. See “Settlement of Multistate Market Conduct Examination” contained herein for further discussion of the multistate settlement agreements.

•	The Company’s Unum Limited and Colonial segments produced favorable operating results in 2005 relative to 2004, with segment operating income increasing $36.4 million, or 24.1 percent, for Unum Limited and $12.5 million, or 8.0 percent, for Colonial. Sales for Colonial increased marginally compared to 2004, but gained growth momentum in the fourth quarter of 2005. Sales for Unum Limited decreased relative to the prior year due primarily to higher sales during 2004 that resulted from the exit of a major insurer from the U.K. market, but group life sales were also negatively impacted due to the competitive environment in the U.K. for group life products and the Company’s decision to maintain its pricing discipline.

•	The continued low level of new money rates and the limited supply of longer duration quality investments currently available in the marketplace continued to pressure the Company’s investment results in 2005. The Company believes its portfolios are well positioned from an asset-liability management perspective and that an increase in interest rates, even slightly, will improve the Company’s ability to grow the profitability of its businesses. Despite this continued low interest rate environment and flat yield curve, all of the reserve interest margins in the Company’s primary business lines remained above the Company’s target range at year-end 2005, and in the current interest rate environment, the Company believes its margins will remain adequate.

•	The Company continues to focus on operating effectiveness through short-term actions, continual improvement, and operational transformations such as integrated customer administration technology, web-enabled self service solutions, centralized account management technology, and local enrollment technology. The consolidated ratio of operating expenses to premium income was 21.4 percent for both 2005 and 2004. Excluding the fines and the charges for incremental direct operating expenses of $22.3 million resulting from the California Department of Insurance (DOI) settlement agreement in 2005 and $42.5 million resulting from the multistate settlement agreements in 2004, as discussed herein, the operating expense ratio increased slightly to 21.1 percent for 2005 compared to 20.8 percent for 2004. Premium income has been negatively impacted by the Company’s targeted rate increases in its group lines of business. The Company is aggressively managing its expenses against this expected decline in premium income while at the same time continuing to provide innovative and high quality service to its customers.

•	In October 2005, the Company entered into a settlement agreement with the California DOI, which did not join the 2004 multistate settlement agreements, and also continues to cooperate and provide information in response to other regulatory investigations, as discussed more fully herein and in Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

•	Following the announcement of the settlement agreement with the California DOI, and again subsequent to the issuance of the senior notes in November 2005, all four rating agencies reaffirmed the Company’s existing senior debt ratings, as more fully discussed in “Ratings” contained herein.

•	The Company repaid $227.0 million of maturing debt in 2005. During the fourth quarter of 2005, the Company repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, issued $400.0 million of ten-year senior notes. In order to maintain its current debt leverage ratio, the Company reduced its outstanding debt $400.0 million during the first quarter of 2006 by participating in the remarketing of the senior note element of the Company’s adjustable conversion-rate equity security units in February 2006.

During 2006, the Company’s priorities are:

•	Operating improvement, particularly in its U.S. Brokerage group income protection line of business;

•	Capital management and financial strength;

•	Improvement of the perception of the Company with regulators and the media; and

•	Continued reduction in its business volatility.

2005 Significant Transactions and Events

California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements

On October 3, 2005, certain of the Company’s insurance subsidiaries entered into a settlement agreement with the California DOI, concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the fourth quarter of 2004 multistate settlement agreements the Company’s insurance subsidiaries entered into with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination. See “Settlement of Multistate Market Conduct Examination” contained herein for further discussion of the multistate settlement agreements.

As part of the settlement with the California DOI, the Company paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to its California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. In entering the settlement, the Company did not agree with the allegations and characterization of the Company’s past claims handling practices made by the California DOI. During the past two years, the Company has undertaken broad changes designed to improve the quality of claims decisions and its service levels to policyholders, including changes made as a result of the multistate settlement agreements. Because of this, the Company does not believe that the California DOI’s allegations or its market conduct examination report provide an accurate portrayal of the Company’s claim practices today.

Under the terms of the settlement, the Company will change certain provisions specific to California disability policies. Additionally as part of the settlement, the Company received approval from the California DOI for the use of new individual and group disability policy forms, which became available for sale on November 1, 2005.

The California settlement also incorporates the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could choose to participate in that claim reassessment process even though California did not join the multistate settlement agreements. Under the California agreement, reassessment notices are being mailed to approximately 26,000 individuals whose claims were denied or terminated between January 1, 1997, and September 30, 2005. Many of these individuals had already received reassessment notices under the multistate settlement agreements. Additionally, as part of the California agreement, an individual whose claim denial or termination is upheld by the Company’s reassessment unit may request an independent review by a member of a panel established for that purpose. Following such review, the final decision on the claim is that of the Company’s reassessment unit; however, if there is information that the reviewer believes is appropriate relating to the handling of the claim, the reviewer may add a report to the claim file.

The Company amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997, and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice. Those claimants who are eligible to participate but do not receive notice pursuant to the amendment remain eligible to request participation until June 30, 2006.

Separately, the Company is offering to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers from January 1, 1997, through January 18, 2005 (and through September 30, 2005 for California residents). These approximately 24,000 claims were not included in the 2004 multistate settlement agreements, but the offer being made generally follows the reassessment procedures contained in those agreements.

Based on the settlement agreement and related matters, in the third quarter of 2005 the Company recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $8.0 million civil penalty. The charge decreased before-tax operating results for the U.S. Brokerage segment group income protection line of business and supplemental and voluntary lines of business $37.4 million and $3.3 million, respectively, and the Individual Income Protection – Closed Block segment $34.3 million. The ongoing costs of changes in the claims handling process and governance improvements will be included in the Company’s operating expenses as incurred going forward. These ongoing costs are not anticipated to materially affect the Company’s results of operations.

Status of the Settlement Agreements

In connection with the settlement agreements related to the multistate market conduct examination and the California DOI market conduct examination and investigation, as of mid-February 2006, the Company had completed the mailing of approximately 90 percent of the total required claim reassessment notices. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through mid-February 2006, approximately 29 percent of the recipients of the reassessment notice have requested claim reassessment information forms. The rate of response for reassessment is likely to increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms. The Company believes that total reserves for the reassessment process are adequate based on the reassessment results to date; however, actual results of the reassessment process may differ from the Company’s initial expectations.

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

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company and its subsidiaries. The Company has received additional subpoenas or requests for additional information from the NYAG concerning its relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants — one such complaint cited the Company but did not name it as a defendant. The Company is cooperating with the NYAG’s investigations and inquiries.

Since October 2004, the Company and/or its insurance subsidiaries have received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including California, Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, and South Carolina.

The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. The Company is cooperating fully with these investigations.

The Company also has had discussions with the DOL regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. The Company is cooperating with the DOL’s investigation.

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

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. For further information on the various lawsuits, see Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

In February 2006, the Company received from the Financial Services Authority (FSA) in the U.K. the results of the FSA’s recent risk assessment review of Unum Limited. In the normal course of regulatory review, the FSA focuses on the identification and assessment of risks within U.K. regulated businesses. The Company is in the process of responding to the report.

Acquisitions and Dispositions

During 2005, the Company’s wholly-owned subsidiary GENEX acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million. This acquisition will broaden GENEX’s product offerings through the addition of medical diagnostic services.

In 2005, Unum Limited completed the sale of its Netherlands branch. The gain on the sale was approximately $4.0 million after tax.

In 2005, the Company disposed of its remaining 40 percent ownership position in its Argentinean operation and recognized an after tax gain of approximately $0.4 million.

Income Tax

Under the Life Insurance Company Tax Act of 1959, U.S. stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the Homeland Investment Act of 2004 was enacted. The Homeland Investment Act of 2004 provides, in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 will not be taxed.

The amount of the policyholders’ surplus accounts of the Company’s U.S. insurance subsidiaries at December 31, 2004, was approximately $228.8 million. Distributions made during 2005 by these life insurance subsidiaries, including dividend distributions, were deemed to occur first from the policyholders’ surplus accounts. As a result, the Company’s U.S. life insurance subsidiaries distributed as dividends the remaining balance of their policyholders’ surplus accounts to the holding company during 2005. This resulted in the elimination of a future potential tax of approximately $80.1 million which had not previously been provided for in current or deferred taxes because management considered the conditions under which such a tax would be paid to be remote. This will also allow the Company to engage in transactions in the future without concern for triggering a tax liability related to distributions from the policyholders’ surplus accounts.

In April 2005, the Internal Revenue Service (IRS) completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. In the fourth quarter of 2005, the Company paid the IRS proposed adjustments for its 1999 through 2001 tax years and will file claims for refund on disputed issues.

In the third quarter of 2005, the Company recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of the Company’s U.K. subsidiaries.

During the fourth quarter of 2005, the Company repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries under the Homeland Investment Act of 2004. In connection with the repatriation, the Company recorded current taxes payable on such previously unremitted foreign earnings of approximately $15.3 million and recorded a tax benefit of approximately $18.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiaries, both of which are included in the results reported for 2005.

Financing

During 2005, the Company repaid $227.0 million of maturing debt. In conjunction with the repatriation, in November 2005, the Company completed a long-term debt offering, issuing $400.0 million of 6.85% senior notes due November 15, 2015.

Closed Block Reinsurance Recapture from Centre Life Reinsurance Ltd.

During 2005, the Company recaptured its closed block individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business includes approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

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

On a statutory basis of reporting, the recapture increased statutory surplus $57.5 million in Unum America. The recapture does not have a material impact on the Company’s targeted risk-based capital objectives for its U.S. insurance subsidiaries.

Impact of Hurricanes

During 2005, several hurricanes struck the United States gulf coast region in close proximity and timing. The Company has client companies and sales offices that were impacted by the storms. Some individual policyholders who resided in the area have moved, taken other jobs, or lost their jobs as a result of the storms. In addition, some of the Company’s group policyholders may be unable to continue business as a result of the storms.

The Company has extended its grace period for premium payments due from its policyholders in counties and parishes proclaimed disaster areas by the Federal Emergency Management Agency (FEMA) due to these hurricanes. The Company is unable to estimate a range of reasonably possible losses on policies that may ultimately lapse, but the Company will likely experience some persistency and premium collection reductions during 2006 as a result of the storms. It is also expected that sales in the affected region will be lower for some period of time until recovery is achieved.

The impact on the Company’s financial position and results of operations as a result of these storms is expected to be immaterial.

2004 Significant Transactions and Events

Settlement of Multistate Market Conduct Examination

During 2004, certain of the Company’s insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia are parties to the settlement agreements. In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain ERISA plans, is a party to the settlement agreements, and the Office of the NYAG, which had engaged in its own investigation of the Company’s claims handling practices, notified the Company that it was in support of the settlement and was, therefore, closing its investigation on this issue. The examination report did not make any findings of violations of law or market conduct regulations. However, the examination report did identify areas of concern. These became the focus of specific changes and enhancements to the Company’s disability claims handling operations which are designed to assure each claim decision is made in a consistently high quality manner.

The primary components of the settlement agreements include:

•	enhancements to the Company’s claims handling procedures;

•	a reassessment process for claimants of certain previously denied or closed claims who elect to participate;

•	additional corporate and board governance to support the oversight of the reassessment process and general claims handling practices; and

•	payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions that joined the agreements and a potential fine of $145.0 million in the future if certain standards are not met in examinations at the end of approximately two years.

In the fourth quarter of 2004, the Company recorded a charge of $127.0 million before tax, or $87.8 million after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine. The charge decreased before-tax operating results for the U.S. Brokerage segment group income protection and individual income protection – recently issued lines of business $116.7 million and $1.7 million, respectively, and the Individual Income Protection – Closed Block segment $8.6 million. The ongoing costs of changes in the claims handling process and governance improvements will be included in the Company’s operating expenses as incurred going forward. These ongoing costs are not anticipated to materially affect the Company’s results of operations.

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

A principal feature of the settlement agreements is a reassessment process. Under the agreements, the Company is offering to reassess any individual or group long-term disability claim that was denied or closed since January 1, 2000, except for specific categories of closures such as settlement, death, or payment of maximum benefits. The potential pool of claims decided over the nearly five year period that are eligible for reassessment if the claimant elects to participate is approximately 215,000 claims. However, almost half of these claims are subject to a preliminary determination as to whether the claimant seeking reassessment “returned to work” under the policy, in which case the claim is not eligible for further reassessment. The Company will also accept requests for reassessment from other individuals whose claims were closed after January 1, 1997, and through December 31, 1999, subject to the same closure exceptions as the group receiving notice, and from claimants who dispute the category for closure if it affects their eligibility for reassessment. There will be ongoing oversight by the Company and lead state regulators of the reassessment process. The DOL may also participate in this monitoring of the reassessment process. See previous discussion under “California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements” contained herein pertaining to subsequent amendments to the multistate settlement agreements’ reassessment process.

The Company also agreed to enhance certain aspects of its claim operations, including making changes to its organization and procedures to improve the consistency of and the support for each claim decision and create an easier process for claimants. First, the Company increased the number of experienced claims professionals involved in making claim decisions, as well as more heavily involved higher levels of management in signing off on adverse claim decisions. Doing so not only put more experienced people into closer contact with claim decisions, but it should also improve turnaround times and clarify accountability for claims decisions. Second, to improve the support for the initial claim decisions, the Company modified its policies regarding medical information, including guidelines for the use of independent medical evaluations and the process for handling claimants with multiple medical conditions. Third, to make it easier for a claimant to understand and proceed through the claim process, the Company added a number of service components, including referring certain claims to field personnel who will meet with the claimant in an effort to make the process less burdensome. Also, there is an additional telephone hotline available to claimants who seek additional assistance. Finally, to further assure consistency in the initial claim decision, the Company added a position of quality compliance consultant to assess the totality of the claim decision and to focus on issues of compliance and documentation.

The final principal part of the settlement agreements addressed aspects of corporate governance which are intended to reflect today’s greater emphasis in this area and to help establish best practices for the industry. A regulatory compliance unit, reporting directly to a newly formed regulatory compliance committee of the board of directors, was created to monitor the reassessment process, compliance with market conduct regulations and ERISA requirements, as well as general claims handling compliance. The committee is composed of five independent directors, including two directors with significant insurance industry or insurance regulatory experience.

The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. In addition to the fine of $15.0 million, the insurance subsidiaries that are parties to the settlement agreements are subject as a group to potential fines for non-compliance with the settlement agreements, including contingent fines of $100,000 per day if certain implementation deadlines are not met and a contingent fine of $145.0 million for failure to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above, which will be conducted in approximately two years. This latter contingent fine relating to examination of the claims handling practices or the reassessment process is limited to a maximum of $145.0 million for both examinations should the performance standards not be met. The performance standard is based on compliance with a maximum tolerance standard for claims procedures based on review of a statistically credible random sample of individual or group claims. The Company believes that the changes it has made to its claims operations and to enhance its oversight functions will substantially reduce the likelihood that the Company would fail to meet the performance standards in the agreements when these examinations are concluded.

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

The separation of the closed block business into a separate reporting segment required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, were recorded in the first quarter of 2004.

Also as part of the restructuring, the Company analyzed the reserve assumptions related to its individual income protection – closed block reserves as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of assets between the individual income protection – recently issued business and the individual income protection – closed block business, the change in the Company’s investment portfolio yield rates during the first quarter of 2004, the Company’s expectation of future investment portfolio yield rates, and the Company’s desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at the Company’s long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on this analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net Individual Income Protection – Closed Block segment reserves as of March 31, 2004, which equaled $9.530 billion prior to this increase.

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

With the goal of focusing on its core operations, in 2004 the Company sold its Japanese operation, Unum Japan Accident Insurance Co., Ltd. The Company also entered into an agreement with the buyer to reinsure certain existing income protection business and intends to have a continuing presence in these operations for at least one year. The Company wrote down the book value of the Japan operations to the estimated fair value less cost to sell during 2003 and at that time recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. The Company also recognized a tax benefit of $6.8 million, for a net after-tax gain of $6.0 million in 2003.

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

In 2004, GENEX acquired Integrated Benefits Management, a provider of case management services, to further broaden GENEX’s relationship and distribution partnerships. The purchase price was $0.7 million.

In conjunction with the restructuring of its Argentinean operation, the Company reduced its ownership position in this operation to 40 percent during 2004 and reported a before-tax loss of $4.7 million. The Company also recognized from this transaction a tax benefit of $7.4 million, for a net after-tax gain of $2.7 million on the 2004 transaction. The Company wrote down the book value of the Argentinean operation to the estimated fair value less cost to sell during 2003 and at that time recognized an impairment loss of $13.5 million before tax and $11.3 million after tax.

Income Tax

During 2004, the Company recognized tax benefits as a result of settlements with the IRS of certain tax issues (primarily related to insurance tax reserves and investment losses) affecting the Company’s federal income tax liability related to its 1996 through 1998 tax years. During the fourth quarter of 2004, the Company obtained a judgment in refund litigation for federal income tax paid for tax year 1984, plus interest, and as a result will be entitled to a refund of tax plus interest for all tax years subsequent to tax year 1984 in which the IRS took inconsistent positions on the deductibility of insurance tax reserves that were the subject of the litigation and for which the Company paid tax based on the IRS’ inconsistent positions. Included in 2004 operating results is income of $14.0 million before tax and approximately $59.3 million after tax attributable to these prior year tax items.

2003 Significant Transactions and Events

Reserve Strengthening

In April 2003, the Company completed an analysis of its assumptions related to its U.S. Brokerage group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, incurred but not reported (IBNR) reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefits and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its U.S. Brokerage group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 7.8 percent increase in total net U.S. Brokerage group income protection reserves as of March 31, 2003, which equaled $5.828 billion prior to this increase.

In January 2004, the Company completed its annual review of claim reserves to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. Based upon this review, as of December 31, 2003, the Company increased its U.S. Brokerage group long-term income protection claim reserves by $421.0 million and its U.S. Brokerage group short-term income protection claim reserves by $19.0 million, for a total increase of $440.0 million before tax and $286.0 million after tax. Approximately $300.0 million of the reserve strengthening reflected implementation of a lower discount rate for the Company’s group income protection claim reserves. The discount rate was lowered to reflect the Company’s actual change in investment portfolio yield rates during 2003, the expectation of future investment portfolio yield rates, and the Company’s new discount rate management approach of maintaining a wider spread between its group income protection portfolio investment yield rate and its average discount rate. The Company’s new discount rate management approach is intended to better reflect the current investment environment and position the Company to be more responsive with discount rates on new incurred claims as changes to the investment environment emerge. Approximately $140.0 million of the reserve increase related to a strengthening of the morbidity assumptions to reflect the impact of the Company’s view of a continuing jobless economic recovery on claim incidence and severity. Of this amount, approximately $64.0 million was established to reflect higher claim incidence expectations. Claim incidence in the second half of 2003 was 8.4 percent higher than the first half of the year and 5.8 percent above the second half of 2002. The Company’s January 2004 review indicated that claim incidence is expected to continue at an elevated level for several quarters as the Company believes that early indications of a recovering economy are not yet reflected in improved consumer confidence or job creation. Also included in the $140.0 million strengthening was approximately $76.0 million to reflect higher severity expectations driven primarily by a lengthening of claim duration expectations in those claims that have been open 36 months or longer. The $440.0 million reserve increase represented a 6.6 percent increase in total net U.S. Brokerage group income protection reserves as of December 31, 2003, which totaled $6.674 billion prior to this increase.

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

The Company had two reinsurance contracts for which DIG Issue B36 was applicable. Transition to the provisions of DIG Issue B36 required the Company to value the credit risk provisions in these contracts as derivatives and report them in the consolidated statements of financial condition at their current fair values, with the change in fair value since inception of the reinsurance contracts up to the date of adoption reported as a 2003 cumulative effect of accounting principle change. The Company included in miscellaneous assets a deposit asset for one of the applicable reinsurance contracts. The deposit asset previously included unrealized gains or losses on the marketable securities held in the trust. Under the provisions of DIG Issue B36, any net unrealized gain was attributed to the value of the embedded derivative and was reported as such in fixed maturity securities. Any net unrealized loss was attributed to the marketable securities held in the trust and reported as an adjustment to the deposit asset, with the related effects on claim reserves reflected in the reinsurance receivable for claim reserves.

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

Stock Compensation

The Company has various stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The adoption increased before tax operating expenses for 2003 approximately $0.9 million. See Item 8, Note 1 of the “Notes to Consolidated Financial Statements” concerning the subsequent issuance of SFAS 123(R).

Critical Accounting Policies

Reserves for Policy and Contract Benefits

The two primary categories of liabilities for policy and contract benefits are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred and have future benefits to be paid. Policy reserves equal the present value of the difference between future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves are applicable for the majority of the Company’s business, which is traditional non interest-sensitive in nature. The claim payments are estimated using assumptions established when the policy was issued. Throughout the life of the policy, the reserve is based on the original assumptions used for the policy’s issue year. Ordinarily, generally accepted accounting principles require that these assumptions not be subsequently modified unless the policy reserves are determined to be inadequate.

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

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. It is important since higher discount rates produce lower reserves. If the discount rate is higher than future investment returns, the Company’s assets will not earn sufficient investment income to support future liabilities. In this case, the reserves may eventually be insufficient. Alternatively, if a discount rate is chosen that is too low relative to future investment results, the reserve, and thus the claim cost in the current period, will be overstated and profits will be accumulated in the reserves rather than released through earnings. The Company sets its discount rate assumptions in conjunction with the current and expected future investment income rate of the assets supporting the reserves. If the investment yield at which new investments are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate on new claims will be established below or above the discount rate on existing claims. It is the Company’s intent to use a discount rate that provides some margin for adverse movement in the investment portfolio yield rate.

Since policies may receive claim payments for a number of years, it is unlikely that the chosen discount rate assumption will prove to be accurate for any one policy; rather, the discount rate is chosen to apply to many claims with various characteristics of length and severity. The Company uses its experience and analysis of its existing claims and investment performance to determine the appropriate discount rate assumption. Actual claim reserves incurred in the calendar quarter are sensitive to the choice of discount rate. For example, a 25 basis point increase or decrease in the U.S. Brokerage group long-term income protection claim discount rate for current year claims would change a quarter’s incurred claim cost in 2005 by approximately $4.0 million.

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

Presented as follows are reserves by each major line of business within each segment with discussion regarding material changes.

(in millions of dollars)

	December 31, 2005			December 31, 2004 (3)
	IBNR (1)	All Other	Total (2)	IBNR (1)	All Other	Total (2)
Group Income Protection	$698.6	$7,600.1	$8,298.7	$781.9	$7,261.3	$8,043.2
Group Life and Accidental Death & Dismemberment	237.6	1,386.7	1,624.3	261.8	1,452.2	1,714.0
Individual Income Protection - Recently Issued	77.8	1,064.8	1,142.6	72.0	927.7	999.7
Long-term Care	32.1	1,959.0	1,991.1	28.4	1,589.6	1,618.0
Voluntary Workplace Benefits	32.3	764.5	796.8	31.4	692.3	723.7

U.S. Brokerage Segment	1,078.4	12,775.1	13,853.5	1,175.5	11,923.1	13,098.6
Unum Limited Segment	242.9	2,100.1	2,343.0	206.9	2,201.6	2,408.5
Colonial Segment	83.7	1,204.3	1,288.0	71.9	1,119.1	1,191.0
Individual Income Protection - Closed Block Segment	428.9	12,202.9	12,631.8	360.3	12,376.5	12,736.8
Other Segment	239.6	8,466.3	8,705.9	217.7	8,339.9	8,557.6

Consolidated	$2,073.5	$36,748.7	$38,822.2	$2,032.3	$35,960.2	$37,992.5

(1)	IBNR for income protection includes “reopen reserves.” These two categories of reserves are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(2)	Equals the sum of “Policy and Contract Benefits,” “Reserves for Future Policy and Contract Benefits,” “Unearned Premiums,” and “Other Policyholder Funds” as reported in the consolidated statements of financial condition.

(3)	Certain items for the Unum Limited segment have been reclassified between IBNR and All Other to conform to current reporting.

The increase in IBNR reserves from December 31, 2004 is due primarily to the Individual Income Protection – Closed Block segment, which includes a reclassification of reserves from All Other to IBNR reflecting additional IBNR reserves associated with the recapture of the reinsurance treaty in 2005, and the Unum Limited segment, which is due to growth in insured lives and the average premium size per policy. Partially offsetting these increases is a decrease in the IBNR reserves for the U.S. Brokerage segment due primarily to decreases in insured lives in the group income protection and group life and accidental death and dismemberment lines of business. The increase in All Other reserves from December 31, 2004 is driven by growth in the active life reserves for the U. S. Brokerage long-term care and individual income protection – recently issued lines of business and growth in the disabled life reserves in the U.S. Brokerage group income protection line of business.

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

Deferred costs related to U.S. Brokerage group and individual income protection products are generally amortized over a twenty-year period, with approximately 75 percent and 90 percent of the original deferred costs related to group income protection products expected to be amortized by years ten and fifteen, respectively. For individual income protection policies, approximately 35 percent and 65 percent of the original deferred costs are expected to be amortized by years ten and fifteen, respectively. Deferred costs for U.S. Brokerage group and individual long-term care products are amortized over a twenty-year period, with approximately 45 percent and 70 percent of the original deferred costs expected to be amortized by years ten and fifteen, respectively. Deferred costs for U.S. Brokerage group life and accidental death and dismemberment products are amortized over a fifteen-year period, with approximately 85 percent of the cost expected to be amortized by year ten. Deferred costs for U.S. Brokerage voluntary products are amortized over a fifteen-year period, with approximately 90 percent of the cost expected to be amortized by year ten.

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

Private placement fixed maturity securities had a fair value of approximately $3.9 billion, or 11.1 percent of total fixed maturity securities, at December 31, 2005. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, the Company uses internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, the Company obtains prices from independent third-party brokers to establish valuations for certain of these securities. The Company’s ability to liquidate its positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. The Company believes that generally these private placement securities carry a credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2005, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.35 percent for five-year maturities to 4.54 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.78 percent to 1.75 percent plus an additional 30 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 30 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2005 net unrealized gain in the fixed maturity securities portfolio by approximately $1.7 million. Historically, the Company’s realized gains or losses on dispositions of its private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

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

The goodwill reported as an asset in the Company’s consolidated statements of financial condition at December 31, 2005 is attributable primarily to the acquisition of The Paul Revere Life Insurance Company (individual income protection – recently issued business) and GENEX Services, Inc. (disability management services business). The impairment testing for goodwill involves estimating the fair value of the individual income protection block of recently issued business and the fair value of the disability management services business based upon the present value of future cash flows using assumptions such as future sales, morbidity experience, portfolio yield rate, and the rate of return at which the Company believes the market would price the businesses for purchase. Adverse changes in any of these factors could result in an impairment of goodwill for either or both of the blocks of business.

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

Consolidated Operating Results

(in millions of dollars)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Revenue
Premium Income	$7,815.6	(0.3)%	$7,839.6	2.9%	$7,615.7
Net Investment Income	2,188.3	1.4	2,158.7	—	2,158.4
Net Realized Investment Gain (Loss)	(6.7)	(122.9)	29.2	116.8	(173.8)
Other Income	440.0	0.6	437.4	11.8	391.3

Total	10,437.2	(0.3)	10,464.9	4.7	9,991.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,083.2	(2.3)	7,248.4	(7.9)	7,868.1
Commissions	804.7	(4.5)	842.3	(0.2)	844.1
Interest and Debt Expense	208.0	0.4	207.1	10.6	187.2
Deferral of Policy Acquisition Costs	(519.4)	(6.8)	(557.3)	(16.3)	(665.9)
Amortization of Deferred Policy Acquisition Costs	463.7	6.2	436.7	(4.8)	458.6
Amortization of Value of Business Acquired	15.1	(4.4)	15.8	(57.9)	37.5
Impairment of Intangible Assets	—	N.M.	856.4	N.M.	—
Compensation Expense	753.9	1.9	739.6	(5.2)	779.8
Other Operating Expenses	918.4	(1.8)	935.4	2.0	917.4

Total	9,727.6	(9.3)	10,724.4	2.9	10,426.8

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	709.6	N.M.	(259.5)	40.4	(435.2)
Income Tax (Benefit)	196.0	N.M.	(67.3)	(60.6)	(170.6)

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	513.6	N.M.	(192.2)	27.4	(264.6)
Loss from Discontinued Operations, Net of Tax	—	N.M.	(60.8)	62.4	(161.7)
Cumulative Effect of Accounting Principle Change, Net of Tax	—	—	—	N.M.	39.9

Net Income (Loss)	$513.6	N.M.	$(253.0)	34.5	$(386.4)

N.M. = not a meaningful percentage

Included in the results for 2005 is an after tax charge of $51.6 million related to the Company’s settlement of a market conduct examination with the California DOI and related matters. Included in the results for 2004 are after tax charges of $701.0 million related to the restructuring of the individual income protection – closed block business and $87.8 million related to the Company’s settlement of the multistate market conduct examination. Included in the results for 2003 is an after tax charge of $581.1 million related to U.S. Brokerage group income protection reserve strengthening. The losses from discontinued operations are related to the sale of the Company’s Canadian branch, which closed effective April 30, 2004. See preceding discussions concerning significant transactions and events and “Discontinued Operations” contained herein in Item 7 and the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further details.

The decline in premium income in 2005 relative to the prior year is generally in line with the Company’s expectations as premium income has declined in the Company’s U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business due to the Company’s pricing strategy for its group business. The Unum Limited segment, Colonial segment, and remaining U.S. Brokerage segment lines of business reported growth in premium income. In addition, premium income in the Individual Income Protection – Closed Block segment increased in 2005 due to the recapture of a ceded block of business effective August 8, 2005. Premium income increased in 2004 relative to 2003 due to increases in the U.S. Brokerage supplemental and voluntary lines and the Unum Limited and Colonial segments. This growth was partially offset by a decline in premium income in the U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business. See the operating results by segment contained herein for further discussions of premium income variances between years.

Net investment income increased slightly in 2005 relative to the prior year. Included in net investment income for 2005 is approximately $35.0 million related to the $1.6 billion of bonds transferred to the Company in conjunction with the 2005 recapture of a ceded closed block of individual income protection business. Excluding that, net investment income was consistent year over year, with the increase from the growth in invested assets and higher bond call premiums offset by the investment of new cash at lower rates and a decline in the level of prepayments on mortgage-backed securities relative to the prior year. Net investment income in 2004 was level with 2003, with the growth in invested assets offset by lower income on new cash invested in the lower interest rate environment and by a decline in the level of prepayments on mortgage-backed securities. See “Investments” contained herein in Item 7 for further discussion.

The Company’s volatility in net realized investment gains and losses is due in part to changes in the fair value of the embedded derivatives in certain reinsurance contracts. These fair value changes resulted in a net realized loss of $7.9 million in 2005 compared to net realized gains of $88.6 million for 2004 and $0.8 million for 2003. The Company also experienced improvements in net realized investment gains and losses from sales and write-downs, with a net realized gain of $1.2 million in 2005 compared to net realized losses of $59.4 million and $174.6 million in 2004 and 2003, respectively. The Company believes that its active management of credit risk has resulted in this improving trend and expects the level of realized investment gains or losses during 2006 from sales and write-downs to be relatively consistent with the level of 2005. See “Investments” contained herein in Item 7 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 90.6 percent for 2005 compared to 92.5 percent for 2004 and 103.3 percent for 2003. As previously noted, benefits and change in reserves for future benefits for 2005 include charges of $52.7 million related to the settlement agreement with the California DOI and related matters and for 2004 include charges of $84.5 million related to the multistate market conduct examination settlement agreements and $110.6 million related to the restructuring of the individual income protection – closed block business. In 2003, benefits and change in reserves for future benefits include charges of $894.0 million related to the U.S. Brokerage group income protection reserve strengthening. Excluding these items, the ratio of benefits and change in reserves for future benefits to premium income was 90.0 percent for 2005 compared to 90.0 percent for 2004 and 91.6 percent for 2003. See operating results by segment contained herein for discussions of line of business risk results.

Commissions decreased in 2005 relative to 2004 and 2003 due primarily to the decline in sales and also to the restructuring of the Colonial agency field sales force. The Company is aggressively managing its operating expenses, particularly in those lines of business with declining revenue. The Company reported a consolidated operating expense ratio in 2005 consistent with the level of 2004 and lower than 2003. Excluding the 2005 charges of $22.3 million resulting from the California DOI settlement agreement and related matters and the 2004 charges of $42.5 million resulting from the multistate market conduct examination settlement agreements, as discussed herein, the operating expense ratios were 21.1 percent in 2005 compared to 20.8 percent and 22.3 percent for 2004 and 2003, respectively.

As previously discussed, the Company’s income tax for 2005 includes tax benefits of $42.8 million related to the reduction of income tax liabilities in the first and third quarters of 2005 and a net tax benefit of $3.3 million recorded in connection with the repatriation of unremitted foreign earnings from its U.K. subsidiaries under the Homeland Investment Act of 2004.

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
U.S. Brokerage Segment
Fully Insured Products
Group Long-term Income Protection	$180.4	—%	$180.4	(39.7)%	$299.1
Group Short-term Income Protection	74.8	(5.9)	79.5	(37.5)	127.2
Group Life	157.8	(5.2)	166.5	(31.1)	241.6
Accidental Death & Dismemberment	14.7	14.8	12.8	(51.9)	26.6
Individual Income Protection - Recently Issued	53.8	(12.7)	61.6	(15.5)	72.9
Group Long-term Care	21.1	12.8	18.7	(30.7)	27.0
Individual Long-term Care	13.0	(33.3)	19.5	(55.6)	43.9
Voluntary Workplace Benefits	130.2	14.1	114.1	7.8	105.8

Total Fully Insured Products	645.8	(1.1)	653.1	(30.8)	944.1

Administrative Services Only (ASO) Products
Group Long-term Income Protection	1.8	63.6	1.1	(83.1)	6.5
Group Short-term Income Protection	5.8	(20.5)	7.3	(49.3)	14.4

Total ASO Products	7.6	(9.5)	8.4	(59.8)	20.9
U.S. Brokerage Segment	653.4	(1.2)	661.5	(31.5)	965.0

Unum Limited Segment
Group Long-term Income Protection	91.2	(11.7)	103.3	26.7	81.5
Group Life	33.0	(51.5)	68.1	145.8	27.7
Individual Income Protection	8.1	(27.0)	11.1	(42.8)	19.4

Unum Limited Segment	132.3	(27.5)	182.5	41.9	128.6

Colonial Segment
Income Protection	176.8	2.5	172.5	(5.6)	182.7
Life	60.6	3.4	58.6	2.4	57.2
Cancer and Critical Illness	49.0	3.4	47.4	4.6	45.3

Colonial Segment	286.4	2.8	278.5	(2.3)	285.2

Individual Income Protection - Closed Block Segment	6.5	(16.7)	7.8	(35.5)	12.1

Total Sales from Continuing Operations	1,078.6	(4.6)	1,130.3	(18.7)	1,390.9

Discontinued Operations	—	N.M.	10.1	(72.4)	36.6

Total	$1,078.6	(5.4)	$1,140.4	(20.1)	$1,427.5

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

The U.S. Brokerage segment includes the results of the Company’s U.S. group income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, including individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products. The Unum Limited segment includes group long-term income protection, group life, and individual income protection products. The products now reported in the U.S. Brokerage segment and the Unum Limited segment were previously combined and reported in the Income Protection and Life and Accident segments. The modification of the Company’s reporting segments had no impact on the level at which the Company performs impairment testing for goodwill or loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired.

The results of the disability management services business are now reported in the Other segment, which has been redefined to include the disability management services business as well as results from U.S. Brokerage insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment). There were no changes to the Colonial, Individual Income Protection – Closed Block, or Corporate segments. Segment information for prior periods has been reclassified to conform to the current reporting segments.

In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP).

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

(in millions of dollars)

	Year Ended December 31
	2005	2004	2003
Operating Revenue by Segment	$10,443.9	$10,435.7	$10,165.4
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)

Revenue	$10,437.2	$10,464.9	$9,991.6

Operating Income (Loss) by Segment	$716.3	$(288.7)	$(261.4)
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)
Income Tax (Benefit)	196.0	(67.3)	(170.6)
Loss from Discontinued Operations, Net of Tax	—	(60.8)	(161.7)
Cumulative Effect of Accounting Principle Change, Net of Tax	—	—	39.9

Net Income (Loss)	$513.6	$(253.0)	$(386.4)

Included in the 2005 before-tax operating income by segment of $716.3 million is a before-tax charge of $75.0 million related to the settlement of the market conduct examination with the California DOI and related matters. Included in the 2004 before-tax operating loss by segment of $288.7 million is a before-tax charge of $127.0 million related to the settlement of the multistate market conduct examination and a before-tax charge of $967.0 million related to the first quarter of 2004 restructuring of the individual income protection – closed block of business. Included in the 2003 before-tax operating loss by segment of $261.4 million is a before-tax charge of $894.0 million related to U.S. Brokerage group income protection reserve strengthening.

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

(in millions of dollars)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income	$5,229.0	(3.6)%	$5,421.6	0.7%	$5,382.4
Net Investment Income	998.2	3.4	965.8	(0.8)	974.0
Other Income	108.6	20.9	89.8	27.2	70.6

Total	6,335.8	(2.2)	6,477.2	0.8	6,427.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,419.3	(4.2)	4,614.4	(15.1)	5,437.5
Commissions	501.6	(6.8)	538.3	(1.9)	548.8
Deferral of Policy Acquisition Costs	(311.9)	(9.9)	(346.0)	(24.6)	(458.8)
Amortization of Deferred Policy Acquisition Costs	306.9	7.2	286.3	1.5	282.0
Amortization of Value of Business Acquired	0.3	50.0	0.2	(33.3)	0.3
Operating Expenses	1,031.9	(1.6)	1,048.5	—	1,048.4

Total	5,948.1	(3.2)	6,141.7	(10.4)	6,858.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$387.7	15.6	$335.5	177.8	$(431.2)

Segment Sales

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales for the U.S. Brokerage segment during 2005 were generally consistent with Company expectations. The Company anticipated relatively weaker sales for the first half of 2005 relative to the comparable period of 2004 for both group and individual income protection products primarily as a result of the competitive pricing environment. The Company began to restore sales momentum during the latter half of the year, particularly in the small and mid-employer core markets, while maintaining its commitment to a disciplined pricing approach for new business. The Company intends to continue to emphasize profitable premium growth through a balance of new sales, renewal programs, and persistency of existing profitable blocks of business.

Sales highlights for 2005 showing progress in achievement of the strategy of disciplined pricing and a balanced business mix through diversification include:

•	Sales in 2005 for fully insured group long-term and short-term income protection and group life in the small and mid-employer core markets increased approximately 11.6 percent in these three product lines, offset by a decline in sales in the more competitive large case market.

•	Individual income protection – recently issued sales attributable to multi-life business were approximately 85 percent of this product line’s new sales in 2005 compared to 81 percent in 2004.

•	Voluntary workplace benefits sales increased in comparison to the prior year due to both growth in existing products along with the introduction of new products.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Group long-term and short-term income protection sales, on a fully insured basis, decreased during 2004 compared to 2003 due to a decline in sales as a result of the Company’s aforementioned approach to pricing and continued shift to focus on the small and mid-employer core markets. Sales for group life decreased in 2004 relative to 2003 due to a more competitive market, which resulted in sales declines in all market sizes, and also due to a decrease in large-employer market sales. The Company anticipated weaker sales for 2004 as compared to 2003 for its group products due primarily to its balanced business mix strategy and the competitive pricing environment.

The portion of the individual income protection sales attributable to multi-life business was approximately 81 percent for 2004 sales and 77 percent for 2003 sales, although both multi-life and non multi-life sales declined in 2004 relative to the prior year. Voluntary workplace benefits sales increased in 2004 relative to 2003 and were generally in line with the Company’s expectations.

Segment Persistency and Renewal of Existing Business

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

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

Persistency during 2005 for the overall block of fully-insured group long-term income protection, on average, was level with 2004, but was higher than expected. Persistency for fully insured group short-term income protection, on average, declined marginally during 2005 compared to the prior year and was slightly less than expected. Included in the 2005 policy terminations was a group policyholder who did not terminate the relationship with the Company, but transferred from fully insured short-term income protection to ASO. Adjusting persistency for this policyholder’s transfer, persistency for fully insured group short-term income protection was slightly higher than expected for 2005. It was anticipated that persistency in the group income protection business would decline in 2005 due to the Company’s more disciplined approach to pricing, renewals, and risk selection. Since the group life and accidental death and dismemberment products are primarily sold in conjunction with group income protection, the more focused renewal effort in group income protection has reduced persistency in these lines, though the reduction in persistency is less than anticipated. The persistency for the supplemental and voluntary product lines generally continues to be within expected levels.

For the years 2002 and subsequent, the Company lowered its premium persistency assumptions for group income protection, group life, and group accidental death and dismemberment policy acquisition costs deferred in those years to reflect its current estimate of persistency. This accelerated the amortization of acquisition costs deferred in those years into the early life of the policy by using lower premium persistency assumptions to determine the “scheduled” or expected amortization. Although persistency in the future may be lower than historical levels, particularly in certain issue years due to the Company’s increased emphasis on retaining profitable business, the acceleration of “scheduled” amortization may eliminate the need for additional amortization related to the decline in actual persistency relative to “scheduled” or expected persistency. The Company does not anticipate that the persistency levels for 2006 will result in increased amortization.

During 2005, the Company completed its annual comprehensive scenario testing with respect to the amortization and recoverability of its group income protection and group life deferred policy acquisition costs. The deferred policy acquisition costs were fully recoverable. The assessment is performed primarily to test both recoverability and the limits of recoverability. Sustained adverse persistency at the levels tested would result in lower emerging future profits due to lower overall premium levels and additional acceleration, on a prospective basis, of the amortization of deferred policy acquisition costs relative to the “scheduled” or expected amortization, but the Company does not anticipate prolonged persistency rates at the stress levels tested.

A continuing part of the Company’s strategy for U.S. Brokerage group business involves executing its renewal programs and managing persistency in its existing blocks of business. Persistency for the primary lines of business within the U.S. Brokerage segment is expected to remain stable or slightly improve during 2006, which reflects the need for less aggressive renewal actions needed on the in-force business and a smaller 2006 renewal program than those of 2004 and 2005. Included in the Company’s 2006 renewal program is a focus on group income protection products sold in the State of California. As a result of the Company’s settlement agreement with the California DOI and the resulting revisions in group income protection product requirements for policies issued in California, the Company’s 2006 renewal program includes a focus on new sales and renewal of existing business in the California market.

The Company’s previous renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While it is expected that the additional premium and related profits associated with renewal activity will continue to emerge, the Company intends to balance the renewal program with the need to maximize persistency and retain producer relationships.

In January of 2006, the Company began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies. The rate adjustment will bring the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 30 percent range and will affect approximately 130,000 policyholders, less than 16 percent of the Company’s total long-term care block of business. Increases are subject to state review and approval and will be effective on the policy anniversary following the state approval and only after the proper state-specific notification requirements have been satisfied. In states for which a rate increase is submitted and approved, customers will also be given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Persistency during 2004 for group long-term income protection, on average, declined from that experienced in 2003. Terminations were more heavily concentrated in the large-employer market, while persistency in the small and mid-employer markets improved slightly in 2004 compared to 2003. Persistency for fully insured short-term income protection also declined during 2004, on average, over the prior year. These declines in persistency were expected due to the Company’s disciplined approach to pricing, renewals, and risk selection. Persistency in 2004 in group life and the supplemental and voluntary lines of business within this segment was consistent with the levels of 2003.

U.S. Brokerage Group Income Protection Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group income protection.

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Income Protection	$1,961.6	(3.3)%	$2,028.6	(0.2)%	$2,031.7
Group Short-term Income Protection	566.3	(8.1)	616.1	(2.3)	630.9

Total Premium Income	2,527.9	(4.4)	2,644.7	(0.7)	2,662.6
Net Investment Income	605.7	1.7	595.8	(2.3)	609.7
Other Income	80.3	15.4	69.6	23.4	56.4

Total	3,213.9	(2.9)	3,310.1	(0.6)	3,328.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,397.7	(5.3)	2,533.1	(25.8)	3,412.1
Commissions	175.1	(12.0)	199.0	(0.5)	200.1
Deferral of Policy Acquisition Costs	(64.6)	(16.2)	(77.1)	(38.4)	(125.1)
Amortization of Deferred Policy Acquisition Costs	92.2	(1.4)	93.5	(2.7)	96.1
Operating Expenses	582.5	(6.0)	619.6	0.7	615.5

Total	3,182.9	(5.5)	3,368.1	(19.8)	4,198.7

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$31.0	153.4	$(58.0)	93.3	$(870.0)

Benefit Ratio (% of Premium Income) (1)	94.8%		95.8%		128.1%
Operating Expense Ratio (% of Premium Income) (2)	23.0%		23.4%		23.1%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	1.2%		(2.2)%		(32.7)%

Persistency - Group Long-term Income Protection	84.8%		84.8%		87.2%
Persistency - Group Short-term Income Protection	79.6%		80.6%		84.5%

(1)	Included in these ratios are the 2005 before-tax reserve charge of $27.3 million related to the settlement agreement with the California Department of Insurance and related matters; the 2004 before-tax reserve charge of $80.2 million related to the settlement of the multistate market conduct examination; and the 2003 before-tax reserve strengthening of $894.0 million. Excluding these charges, the benefit ratios for 2005, 2004, and 2003 would have been 93.8%, 92.7%, and 94.6%, respectively.

(2)	Included in these ratios are the 2005 before-tax charge of $10.1 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax charge of $36.5 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratios for 2005 and 2004 would have been 22.6% and 22.0%, respectively.

(3)	Included in these ratios are the 2005 before-tax charge of $37.4 million related to the settlement agreement with the California Department of Insurance and related matters; the 2004 before-tax charge of $116.7 million related to the settlement of the multistate market conduct examination; and the 2003 before-tax reserve strengthening of $894.0 million. Excluding these charges, the before-tax operating income ratios for 2005, 2004, and 2003 would have been 2.7%, 2.2%, and 0.9%, respectively.

Excluding the charges noted in (3) above and discussed more fully in the preceding significant transactions and events discussions for each applicable year, group income protection would have reported operating income of $68.4 million in 2005, $58.7 million in 2004, and $24.0 million in 2003.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Operating revenue for group income protection decreased in 2005 relative to the prior year due to the expected decline in premium income. Net investment income increased due to the growth in the level of assets supporting these lines of business, offsetting the impact of the declining yield which results from investing new cash in the lower interest rate environment. Other income, which increased in 2005 relative to the prior year, includes ASO fees of $59.0 million and $56.1 million for 2005 and 2004, respectively.

The benefit ratio for group long-term income protection increased in 2005 relative to the prior year, excluding the charges taken in 2005 and 2004 related to the settlement agreement with the California DOI and related matters and the settlement agreements related to the multistate market conduct examination, due primarily to claims management performance, particularly reduced operational effectiveness in the timing of claim decisions and claim recoveries. For group short-term income protection, the 2005 benefit ratio was lower than 2004 due primarily to increased premiums per insured life and a decrease in the paid claim incidence rate.

Commissions and the deferral of policy acquisition costs were below the prior year due primarily to lower sales. Operating expenses for 2005 include charges of $10.1 million related to the settlement agreement with the California DOI and related matters and for 2004 includes charges of $36.5 million related to the settlement of the multistate market conduct examination. Excluding those charges, expenses are lower than the prior year, and while the adjusted operating expense ratio has increased slightly relative to the prior year, the Company is aggressively managing its expenses against the expected decline in premium income.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” and in “Risk Factors” contained herein in Item 1A, certain risks and uncertainties are inherent in the Company’s group income protection business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than expected. Both economic and societal factors can affect claim incidence. Adjustments to reserve amounts may be required in the event of changes from assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium income for group income protection decreased slightly in 2004 relative to 2003, primarily due to the expected decrease in persistency for group short-term income protection. Net investment income decreased in 2004 compared with 2003 due primarily to lower investment portfolio yields resulting from the decline in market interest rates and from less prepayment income on fixed maturity securities, offset somewhat by a year over year increase in the retrospective adjustment of the amortization of the purchase discount on mortgage-backed securities. Included in other income are ASO fees of $56.1 million for 2004 and $46.5 million for 2003.

The settlement of the multistate market conduct examination resulted in a 2004 charge of $80.2 million for benefit costs and reserves. Excluding this reserve charge as well as the 2003 reserve strengthening previously discussed, the benefit ratio for 2004 declined compared to 2003. Contributing to the decline in the 2004 benefit ratio relative to 2003 was a decrease in the submitted claim incidence rate for group long-term income protection and an increase in premium per insured life, primarily due to rate increases placed on poorer performing business through the 2004 renewal program. Partially offsetting the factors contributing to the decline in the benefit ratio was a lower claim discount rate used for new claims occurring in 2004 relative to the rate used in 2003. For group short-term income protection, the benefit ratio was lower primarily due to a decline in paid claim incidence in 2004 compared to 2003.

Costs capitalized during 2004 for group income protection were lower than in the prior year due to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales. Operating expenses for 2004 include a charge of $36.5 million related to the settlement of the multistate market conduct examination.

U.S. Brokerage Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income
Group Life	$1,306.8	(9.3)%	$1,441.0	(1.6)%	$1,463.8
Accidental Death & Dismemberment	156.4	(14.3)	182.4	(8.2)	198.6

Total Premium Income	1,463.2	(9.9)	1,623.4	(2.3)	1,662.4
Net Investment Income	151.9	2.7	147.9	2.0	145.0
Other Income (Loss)	2.0	N.M.	(0.6)	(220.0)	0.5

Total	1,617.1	(8.7)	1,770.7	(2.1)	1,807.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,111.9	(10.6)	1,244.3	(2.8)	1,280.0
Commissions	97.8	(7.9)	106.2	(6.2)	113.2
Deferral of Policy Acquisition Costs	(42.7)	(9.1)	(47.0)	(41.3)	(80.0)
Amortization of Deferred Policy Acquisition Costs	73.0	9.0	67.0	(6.8)	71.9
Operating Expenses	188.3	0.8	186.8	(6.6)	200.1

Total	1,428.3	(8.3)	1,557.3	(1.8)	1,585.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$188.8	(11.5)	$213.4	(4.2)	$222.7

Benefit Ratio (% of Premium Income)	76.0%		76.6%		77.0%
Operating Expense Ratio (% of Premium Income)	12.9%		11.5%		12.0%
Before-tax Operating Income Ratio (% of Premium Income)	12.9%		13.1%		13.4%

Persistency - Group Life	78.3%		84.0%		83.2%
Persistency - Accidental Death & Dismemberment	76.9%		80.3%		84.2%

N.M. = not a meaningful percentage

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Premium income decreased in 2005 relative to the prior year due to decreased sales growth and lower persistency levels. The increase in net investment income relative to the prior year is due to an increase in the yield on floating rate investments that support certain products within the group life line of business offset somewhat by a decline in the level of assets supporting this business.

The group life line of business reported a decrease in the benefit ratio for 2005 relative to the prior year. Submitted claim incidence was slightly lower in 2005 relative to the prior year, but the average paid claim size and submitted waiver incidence increased relative to the prior year. The accidental death and dismemberment line of business reported a slightly increased benefit ratio for 2005 compared to the prior year due to slightly higher levels of paid claim incidence offset partially by a decreased average paid claim size.

Commissions and the deferral of policy acquisition costs decreased in 2005 compared to the prior year due primarily to the decrease in sales in comparison to the prior year, partially offset by a 2005 buy-out of a block of business from a commissioned sales agency. Operating expenses have remained relatively stable in 2005 relative to the prior year, but the operating expense ratio increased due to the decline in premium income. Although aggressively managing expenses, the Company anticipates continuing pressure on its operating expense ratios for group life and accidental death and dismemberment.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium income decreased in 2004 relative to 2003 due primarily to lower sales. The group life line of business benefit ratio decreased slightly in 2004 relative to 2003 due to an increase in premiums per life partially offset by higher submitted and paid claim incidence rates in 2004 relative to 2003 as well as an increase in the average paid claim size.

Acquisition costs capitalized during 2004 were lower than in 2003 due primarily to an updated analysis of costs associated with the acquisition of new business and due to the decrease in sales.

U.S. Brokerage Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$425.1	2.3%	$415.6	5.8%	$392.8
Long-term Care	473.2	6.5	444.5	9.9	404.6
Voluntary Workplace Benefits	339.6	15.7	293.4	12.8	260.0

Total Premium Income	1,237.9	7.3	1,153.5	9.1	1,057.4
Net Investment Income	240.6	8.3	222.1	1.3	219.3
Other Income	26.3	26.4	20.8	51.8	13.7

Total	1,504.8	7.8	1,396.4	8.2	1,290.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	909.7	8.7	837.0	12.3	745.4
Commissions	228.7	(1.9)	233.1	(1.0)	235.5
Deferral of Policy Acquisition Costs	(204.6)	(7.8)	(221.9)	(12.5)	(253.7)
Amortization of Deferred Policy Acquisition Costs	141.7	12.6	125.8	10.4	114.0
Amortization of Value of Business Acquired	0.3	50.0	0.2	(33.3)	0.3
Operating Expenses	261.1	7.8	242.1	4.0	232.8

Total	1,336.9	9.9	1,216.3	13.2	1,074.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$167.9	(6.8)	$180.1	(16.7)	$216.1

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued (1)	57.5%		57.7%		54.6%
Long-term Care	93.0%		88.8%		84.7%
Voluntary Workplace Benefits	66.3%		69.0%		72.5%
Interest Adjusted Loss Ratio
Individual Income Protection - Recently Issued	43.8%		46.0%		41.5%
Operating Expense Ratio (% of Premium Income) (2)	21.1%		21.0%		22.0%
Before-tax Operating Income Ratio (% of Premium Income) (3)	13.6%		15.6%		20.4%

Persistency - Individual Income Protection - Recently Issued	89.6%		90.7%		89.6%
Persistency - Long-term Care	95.8%		95.5%		95.0%
Persistency - Voluntary Workplace Benefits	81.1%		81.0%		82.1%

(1)	Included in these ratios are the 2005 before-tax reserve charge of $2.3 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax reserve charge of $0.6 million related to the settlement of the multistate market conduct examination. Excluding these charges, the benefit ratios for 2005 and 2004 would have been 57.0% and 57.6%, respectively.

(2)	Included in these ratios are the 2005 before-tax charge of $1.0 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax charge of $1.1 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratios for 2005 and 2004 would have been 21.0% and 20.9%, respectively.

(3)	Included in these ratios are the 2005 before-tax charge of $3.3 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax charge of $1.7 million related to the settlement of the multistate market conduct examination. Excluding these charges, the before-tax operating income ratios for 2005 and 2004 would have been 13.8% and 15.8%, respectively.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The increase in premium income for 2005 relative to the prior year for the individual income protection – recently issued business and individual long-term care is due to sales growth in prior periods and stable persistency. The increase in premium income in the group long-term care and voluntary workplace benefits lines of business is attributable to current year sales growth as well as sales growth in previous periods and stable persistency.

Net investment income increased relative to the prior year due primarily to growth in the level of assets supporting these lines of business, partially offset by the inclusion in 2004 of a portion of the investment income attributable to the bonds retained from the sale of the Canadian branch that were subsequently redeployed to other lines of business and also due to a decline in the yield on the portfolio from investing new cash in the lower interest rate environment.

The benefit ratio for the individual income protection – recently issued business decreased slightly in 2005 relative to the prior year, excluding the 2005 reserve charge related to the California DOI settlement agreement and related matters and the 2004 reserve charge related to the multistate market conduct examination as discussed above, driven primarily by lower incidence and a release of active life reserves on two large multi-life cases which terminated during 2005. Multi-life business, which constitutes approximately 60 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business. The benefit ratio for long-term care was higher in 2005 than in the prior year due primarily to the aging of the block of business and a lower net claim resolution rate. The benefit ratio for the voluntary workplace benefits products was lower in comparison to the prior year due primarily to a lower rate of insureds in claim payout status in the voluntary income protection line of business and improved mortality experience in the voluntary life line of business.

The deferral of policy acquisition costs decreased during 2005 relative to the prior year due primarily to the lower level of sales in the individual income protection – recently issued and long-term care lines of business, offset somewhat by higher levels of deferral for the voluntary workplace benefits product lines due to increased sales. Amortization of deferred policy acquisition costs was higher for 2005 due to the termination during 2005 of two large multi-life cases which resulted in the write-off of associated unamortized acquisition costs. This increased amortization was offset by the release of active life reserves, as previously mentioned. Operating expenses increased in comparison to the prior year due to growth in these lines of business; however, the operating expense ratio remained consistent with that of the prior year.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The growth in premium income for individual income protection – recently issued resulted from prior year sales growth and stable persistency of the existing block of business. Premium income for long-term care increased during 2004 compared to 2003 primarily due to new sales growth in previous periods. Changes in the product offering during 2003 decreased the 2004 growth in individual long-term care sales relative to historical trends. Persistency in the long-term care line of business remained high and stable. The growth in premium income for voluntary workplace benefits was due primarily to sales growth.

Net investment income for 2004 increased slightly from 2003 due to the continued growth in invested assets supporting these lines of business offset by a decline in the yield on the portfolio as well as internal redistributions of invested assets in conjunction with the Company’s management of asset and liability cash flows.

The increase in the benefit ratio for individual income protection – recently issued for 2004 relative to 2003 was primarily due to a decline in the net claim resolution rate, partially offset by a decrease in submitted claim incidence due to the growth in the multi-life portion of this line of business, which has consistently had lower claim incidence rates than the non multi-life business. The increase in the benefit ratio for the long-term care lines of business is due to higher submitted claim incidence in 2004 in comparison to 2003 and a higher net claim resolution rate.

Acquisition costs capitalized during 2004 were lower than in 2003 due primarily to the reduction in sales of individual income protection – recently issued and long-term care business.

Segment Outlook

The Company’s primary focus during 2006 will be continued improvement of its claims management results and profitability enhancement in its group income protection line of business, along with an emphasis on continued growth in the small and mid-employer core markets and the supplemental and voluntary product lines. The Company intends to continue its disciplined approach to pricing, renewals, and risk selection, with a more conscious effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business.

Because of anticipated long-term improvements in the claim management results for the group long-term income protection business, the Company expects its overall benefit ratio for group income protection to gradually improve relative to 2005 while the benefit ratios in the other lines of business are expected to remain relatively stable year over year.

The Company believes that its U.S. Brokerage results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment.

Unum Limited Segment Operating Results

The Unum Limited segment includes insurance for group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Shown below are financial results and key performance indicators for the Unum Limited segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income
Group Long-term Income Protection	$582.9	16.2%	$501.8	35.2%	$371.2
Group Life	164.1	39.2	117.9	93.9	60.8
Individual Income Protection	38.3	(2.8)	39.4	(12.4)	45.0

Total Premium Income	785.3	19.1	659.1	38.2	477.0
Net Investment Income	154.2	10.5	139.6	31.1	106.5
Other Income	6.1	96.8	3.1	(68.7)	9.9

Total	945.6	17.9	801.8	35.1	593.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	545.8	17.5	464.5	34.8	344.5
Commissions	56.4	15.3	48.9	43.4	34.1
Deferral of Policy Acquisition Costs	(34.1)	(9.5)	(37.7)	12.2	(33.6)
Amortization of Deferred Policy Acquisition Costs	21.6	12.5	19.2	12.9	17.0
Amortization of Value of Business Acquired	14.2	(1.4)	14.4	166.7	5.4
Operating Expenses	154.0	9.1	141.2	23.9	114.0

Total	757.9	16.5	650.5	35.1	481.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$187.7	24.1	$151.3	35.1	$112.0

Benefit Ratio (% of Premium Income)	69.5%		70.5%		72.2%
Operating Expense Ratio (% of Premium Income)	19.6%		21.4%		23.9%
Before-tax Operating Income Ratio (% of Premium Income)	23.9%		23.0%		23.5%

Persistency - Group Long-term Income Protection	94.2%		92.1%		92.9%
Persistency - Group Life	86.3%		83.0%		87.7%
Persistency - Individual Income Protection	88.4%		86.7%		87.2%

Segment Sales

Sales decreased in 2005 relative to the prior year due in part to higher sales in 2004 related to the exit of a major insurer from the U.K. market during 2004. Sales for group life products were also unfavorably impacted in 2005 relative to the prior year due to the competitive environment in the U.K. for group life products and the Company maintaining pricing discipline.

Group long-term income protection sales increased in 2004 compared to 2003 due to the exit of a major insurer in the group long-term income protection market and the favorable movement in the foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the sales growth rate in the group long-term income protection line was approximately 13.2 percent year over year. Group life sales increased in 2004 compared to 2003 due to the acquisition of the Sun Life block of business in 2003 as well as the favorable foreign exchange rate in 2004 compared to 2003.

Operating Results

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Premium income increased in comparison to the prior year due primarily to growth in the group long-term income protection line of business resulting from block acquisitions, the related growth in prior year sales, and favorable persistency. The premium income increase in the group life line of business was due to prior period sales growth and favorable persistency. Net investment income increased in 2005 relative to 2004 due to continued growth in the business and the assets supporting it, offset partially by a slight decrease in portfolio yields relative to the prior year. Other income for 2005 includes $5.7 million related to the disposal of Unum Limited’s Netherlands branch during 2005, as previously discussed.

While underlying claims experience was favorable, the benefit ratio for the group long-term income protection line of business increased in comparison to 2004 due to the inclusion in the prior year of extremely favorable claim resolution experience on an acquired block of group long-term income protection business. The benefit ratio for the group life line of business decreased in comparison to 2004 due to favorable claim experience in 2005 and recent renewal activity which resulted in terminations during 2005 of less profitable business.

Operating expenses have increased in 2005 compared to 2004 due to growth of the lines of business, but the operating expense ratios decreased due to an increase in premium income, economies of scale, and the Company’s focus on expense management.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The growth in the group long-term income protection premium income was primarily attributable to continued strong sales growth and the favorable foreign currency exchange rate in 2004 relative to 2003. When measured in its local currency, the growth rate in premium income in the group long-term income protection line was approximately 20.8 percent year over year. The growth in group life premium income for 2004 relative to 2003 was attributable primarily to the acquisition of Sun Life, as previously discussed, and the favorable exchange rate. The increase in net investment income was due primarily to the growth in assets supporting the lines of business and the favorable movement in the exchange rate.

The benefit ratio for the Unum Limited lines of business decreased in 2004 relative to 2003 due primarily to the extremely favorable claim resolution experience on an acquired block of group long-term income protection business.

The amortization of value of business acquired increased during 2004 due to the previously discussed transaction with Swiss Life.

Segment Outlook

During 2006, the Company intends to focus on maintaining its strong leadership position in the U.K and to continue to identify new sources of business to drive future growth in both the group and individual markets.

Total sales for 2006 are expected to be level with that of 2005, with increases in individual income protection sales offsetting declines in the sale of group income protection products. Sales growth is expected to gain momentum throughout the year, with quarter over prior year comparable quarter increases in the latter half of the year. It is expected that persistency will remain at its current levels, although pricing competition may negatively impact sales and/or persistency.

Although claims experience is favorable for the group long-term income protection line of business, it is expected that the benefit ratio may increase during 2006, relative to the current level, as positive claim resolution trends on recent block acquisitions become less pronounced.

The Company believes that this segment will continue to produce growth in operating income, although the rate of growth will decline as the acquisition-related growth of the last several years subsides.

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

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income
Income Protection	$508.9	4.7	$486.2	4.6%	$464.9
Life	114.0	6.6	106.9	10.5	96.7
Cancer and Critical Illness	164.1	11.0	147.9	12.1	131.9

Total Premium Income	787.0	6.2	741.0	6.8	693.5
Net Investment Income	96.0	1.6	94.5	5.0	90.0
Other Income	4.4	91.3	2.3	(8.0)	2.5

Total	887.4	5.9	837.8	6.6	786.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	433.2	6.1	408.3	3.3	395.4
Commissions	170.7	(1.8)	173.9	5.5	164.9
Deferral of Policy Acquisition Costs	(173.4)	(0.2)	(173.7)	4.6	(166.1)
Amortization of Deferred Policy Acquisition Costs	134.7	2.7	131.2	10.9	118.3
Amortization of Value of Business Acquired	0.6	(50.0)	1.2	(233.3)	(0.9)
Operating Expenses	153.5	8.6	141.3	10.6	127.7

Total	719.3	5.4	682.2	6.7	639.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$168.1	8.0	$155.6	6.1	$146.7

Benefit Ratio (% of Premium Income)	55.0%		55.1%		57.0%
Operating Expense Ratio (% of Premium Income)	19.5%		19.1%		18.4%
Before-tax Operating Income Ratio (% of Premium Income)	21.4%		21.0%		21.2%

Persistency - Income Protection	75.3%		75.6%		72.0%
Persistency - Life	84.1%		84.1%		87.2%
Persistency - Cancer and Critical Illness	83.2%		82.6%		82.0%

Segment Sales

Sales in 2005 increased for all lines of business as compared to 2004 driven primarily by growth in the core markets, which are comprised of employee groups with less than 2,000 lives, partially offset by a decline in sales in the large case market. Sales were also unfavorably impacted by the hurricanes in the Gulf Coast and Florida.

The sales decrease in 2004 relative to 2003 was attributable to a decline in sales of income protection products, partially offset by an increase in sales for the cancer and life products. The decline in sales for income protection results from the discontinuance by the Company of new sales of group long-term income protection as well as from lower sales of individual short-term income protection to employee groups of 2,000 or more lives.

Operating Results

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Growth in premium income during 2005 was attributable to sales growth and stable persistency. The benefit ratio for 2005 was consistent with the prior year, with decreases in the income protection and life lines of business offset by an increase in the cancer and critical illness line of business. Individual short-term income protection claim incidence decreased in 2005 compared to 2004, while the average claim duration for closed claims as well as the average indemnity was higher in 2005 relative to 2004. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in 2005 relative to the prior year, but the average claim payment increased over that reported for 2004. The life line of business reported an increase in the number of paid claims in 2005 relative to 2004 and a decrease in the average claim payment. The cancer and critical illness line of business was unfavorably impacted by $3.5 million in benefit charges related to litigation.

Commissions in 2005 declined relative to the prior year, and operating expenses increased. These changes were due primarily to the restructuring of the agency field sales force wherein the Company is moving certain functions from a commissioned sales agency status to salaried employees of the Company.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium income growth in 2004 relative to the prior year was attributable primarily to favorable persistency. The 2004 benefit ratio for this segment was lower than in 2003 due primarily to a lower benefit ratio for the income protection line of business. Individual short-term income protection claim incidence decreased for 2004 compared with the prior year while the average claim duration for closed claims was higher in 2004 relative to 2003. The average indemnity for individual short-term income protection was higher in 2004 relative to 2003. For accident and sickness products, the claim incidence rate decreased in 2004 relative to the prior year, but the average claim payment increased over that reported in 2003. The life line of business reported an increase in the number of paid claims relative to 2003 and an increase in the average claim payment.

Segment Outlook

Sales results in recent years have not grown at the rate the Company believes it can competitively and profitably achieve. In 2006, the Company will continue to emphasize consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income	$1,011.7	2.5%	$986.6	(4.1)%	$1,028.5
Net Investment Income	770.0	(3.6)	799.1	(3.0)	824.2
Other Income	95.2	(5.1)	100.3	4.6	95.9

Total	1,876.9	(0.5)	1,886.0	(3.2)	1,948.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,562.7	(3.5)	1,618.9	5.6	1,533.6
Commissions	74.9	(1.8)	76.3	(10.8)	85.5
Deferral of Policy Acquisition Costs	—	—	—	N.M.	(7.5)
Amortization of Deferred Policy Acquisition Costs	—	—	—	N.M.	41.3
Amortization of Value of Business Acquired	—	—	—	N.M.	32.7
Impairment of Intangible Assets	—	—	856.4	N.M.	—
Operating Expenses	159.4	1.4	157.2	(21.6)	200.5

Total	1,797.0	(33.7)	2,708.8	43.6	1,886.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$79.9	109.7	$(822.8)	N.M.	$62.5

Benefit Ratio (% of Premium Income) (1)	154.5%		164.1%		149.1%
Interest Adjusted Loss Ratio	87.3%		87.5%		82.7%
Operating Expense Ratio (% of Premium Income) (2)	15.8%		15.9%		19.5%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	7.9%		(83.4)%		6.1%
Persistency	94.5%		94.5%		94.2%

N.M. = not a meaningful percentage

(1)	Included in these ratios are the 2005 before-tax reserve charge of $2.3 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax reserve charge of $0.6 million related to the settlement of the multistate market conduct examination. Excluding these charges, the benefit ratios for 2005 and 2004 would have been 57.0% and 57.6%, respectively.

(2)	Included in these ratios are the 2005 before-tax charge of $1.0 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax charge of $1.1 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratios for 2005 and 2004 would have been 21.0% and 20.9%, respectively.

(3)	Included in these ratios are the 2005 before-tax charge of $3.3 million related to the settlement agreement with the California Department of Insurance and related matters and the 2004 before-tax charge of $1.7 million related to the settlement of the multistate market conduct examination. Excluding these charges, the before-tax operating income ratios for 2005 and 2004 would have been 13.8% and 15.8%, respectively.

Excluding the charges noted in (3) above and discussed more fully in the preceding significant transactions and events discussions for each applicable year, the Individual Income Protection – Closed Block segment would have reported operating income of $114.2 million in 2005 and $152.8 million in 2004.

As previously discussed, effective August 8, 2005, the Company recaptured the closed block individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture did not have a material impact on operating income for the segment.

Operating Results

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Premium income increased in 2005 compared to the prior year due to the recapture of the previously discussed block of business, which added approximately $70.0 million of premium income to this segment and on an annual basis, is expected to add approximately $185.0 million of premium income. Other than premiums on the recaptured block of business, premium income declined in 2005 relative to the prior year, as expected in this closed block of business. Net investment income decreased in 2005 relative to the prior year due to a decline in the portfolio yield rate and a decrease in income from prepayments on mortgage-backed securities. These declines were offset somewhat by approximately $35.0 million of investment income related to the $1.6 billion of bonds transferred to the Company in conjunction with the reinsurance recapture. Other income includes the underlying results of certain blocks of reinsured business, including the results of the aforementioned block of business prior to the recapture date.

The benefit ratio for 2005 was stable in comparison to the prior year, excluding the reserve charge in 2005 related to the settlement agreement with the California DOI and the reserve charges in 2004 related to the restructuring of this block and the settlement of the multistate market conduct examination, as noted in the preceding financial metrics. Claim recovery rates were lower in 2005 relative to 2004, while claim incidence rates improved.

Excluding the charges noted in (2) above, operating expenses were lower than the prior year due primarily to the Company’s overall expense management initiatives.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Premium income decreased relative to the prior year due to the expected decline in this closed block of business. Net investment income declined in 2004 relative to the prior year due to a decline in the portfolio yield rate and due to lower prepayments on mortgage-backed securities, offset somewhat by a retrospective adjustment of the amortization of the purchase discount on mortgage-backed securities. Net investment income was also negatively impacted due to the lower yield on cash equivalent investments held during the first half of 2004 in conjunction with the pending transfer of cash for the reinsurance agreements entered into as part of the restructuring of this block. Other income includes the underlying results of certain blocks of reinsured business.

The increase in the benefit ratio for 2004 relative to 2003, excluding the reserve charges in 2004 related to the restructuring of this block and the settlement of the multistate market conduct examination, was due to a decrease in the claim recovery rate relative to the level of 2003, offset somewhat by a decrease in claim incidence rates in 2004 relative to 2003 levels.

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

Segment Outlook

The Company believes that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized the Company’s exposure to potential future adverse morbidity. As part of the 2004 restructuring, the Company entered into reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit, which at December 31, 2005, equaled approximately $8.0 billion. The maximum risk limit for the reinsurer grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. The Company has not yet reached the retention limit and does not currently anticipate that once reached, the Company’s experience would be such that its losses would exceed the maximum risk limit for the reinsurer and therefore revert back to the Company. The reinsurance receivable for this contract, as reported in the Company’s consolidated statements of financial condition, was approximately $570.0 million at December 31, 2005.

Total revenue, subsequent to a full year’s inclusion of premium and net investment income related to the recaptured block of business, is expected to decline very slowly over time as the Company believes that persistency will remain in the mid-90 percent range. The Company believes that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. The expense ratio throughout 2006 is expected to be consistent with or lower than that reported for 2005.

Other Segment Operating Results

The Other operating segment includes results from disability management services and U.S. Brokerage insured products not actively marketed (with the exception of certain individual income protection products in the Individual Income Protection – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. It is expected that operating revenue and income in this segment resulting from the products that are not actively marketed will decline over time as these business lines wind down, and management expects to reinvest the capital supporting these lines of business in the future growth of the U.S. Brokerage, Unum Limited, and Colonial segments.

(in millions of dollars)

	Year Ended December 31
	2005	% Change	2004	% Change	2003
Operating Revenue
Premium Income	$2.6	(91.7)%	$31.3	(8.7)%	$34.3
Net Investment Income	120.5	(5.3)	127.3	(9.1)	140.1
Other Income	213.9	2.7	208.3	1.9	204.4

Total	337.0	(8.1)	366.9	(3.1)	378.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	122.2	(14.1)	142.3	(9.4)	157.1
Commissions	1.1	(77.6)	4.9	(54.6)	10.8
Deferral of Policy Acquisition Costs	—	N.M.	0.1	—	0.1
Amortization of Deferred Policy Acquisition Costs	0.5	N.M.	—	N.M.	—
Operating Expenses	167.5	(3.8)	174.2	3.3	168.7

Total	291.3	(9.4)	321.5	(4.5)	336.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$45.7	0.7	$45.4	7.8	$42.1

N.M. = not a meaningful percentage

Disability Management Services

Operating revenue from disability management services, which includes the Company’s wholly-owned subsidiaries GENEX and Options and Choices, Inc., totaled $177.9 million in 2005, compared to $177.1 million in 2004 and $173.0 million in 2003. Operating income totaled $15.7 million in 2005, compared to $16.2 million in 2004 and $17.2 million in 2003.

Reinsurance Pools and Management

The Company’s reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, the Company exited its reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. Total operating revenue for the reinsurance pools and management operations was $7.7 million, $5.2 million, and $15.5 million in 2005, 2004, and 2003, respectively. During 2005, this line of business reported an operating loss of $11.0 million, compared to operating losses of $7.5 million and $7.1 million in 2004 and 2003, respectively.

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

Total operating revenue for individual life and corporate-owned life insurance was $41.0 million, $40.0 million, and $39.9 million in 2005, 2004, and 2003, respectively. Operating income for the same periods was $38.8 million, $38.2 million, and $33.5 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $110.4 million, $144.6 million, and $150.4 million in 2005, 2004, and 2003, respectively, and operating income (losses) of $2.2 million, $(1.5) million, and $(1.5) million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Included in these amounts were the Company’s operating results for its previously owned operation in Argentina, which produced operating revenue of $27.7 million and $18.1 million in 2004 and 2003, respectively, and operating losses of $6.2 million and $13.4 million in 2004 and 2003, respectively. As previously disclosed, in the fourth quarter of 2005 the Company disposed of its remaining 40 percent ownership position in its Argentinean operation. The Argentinean operation had been restructured during 2004 wherein at that time the Company reduced its ownership position to 40 percent and reported a before-tax loss of $4.7 million. During 2003, the Company recognized an impairment loss of $13.5 million related to this operation.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain other corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $61.2 million in 2005, compared to $66.0 million in 2004 and $31.6 million in 2003. As previously discussed, during the fourth quarter of 2004 the Company obtained a judgment in refund litigation for federal income tax paid for tax year 1984, plus interest, and as such, recognized $14.0 million of operating revenue in the Corporate segment related to the interest portion of the anticipated refund. Also contributing to the decline in revenue during 2005 relative to 2004 was a $9.4 million curtailment gain recognized in 2004 related to changes in the Company’s retiree medical plan. See Note 7 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of the curtailment gain.

The Corporate segment reported operating losses of $152.8 million, $153.7 million, and $193.5 million in 2005, 2004, and 2003, respectively. Interest and debt expense increased from $187.2 million in 2003 and $207.1 million in 2004 to $208.0 million in 2005 due to the impact of the debt offerings, as discussed under “Liquidity and Capital Resources” included herein.

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

Losses from discontinued operations were $60.8 million and $161.7 million, net of tax, in 2004 and 2003, respectively. Excluding the 2004 and 2003 losses on the sale and the write-downs, income from discontinued operations was $10.5 million and $35.2 million in 2004 and 2003, respectively.

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

The Company actively manages its asset and liability cash flow match as well as its asset and liability duration match in order to minimize interest rate risk. The Company may redistribute its investments within its different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable the Company to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables the Company to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to the Company’s activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At December 31, 2005, the weighted average duration of the Company’s policyholder liability portfolio was approximately 8.09 years, and the weighted average duration of the Company’s investment portfolio supporting those policyholder liabilities was approximately 7.71 years.

Below is a summary of the Company’s formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of the Company’s portfolios.

•	The long-term nature of the Company’s insurance liabilities also allows it to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity type instruments, up to 35 percent in private placements, and 5 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and U.S. government agencies and municipal securities.

•	The Company intends to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities to within a range of +/- three years.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•	The maximum investment per issuer group is limited based on internal limits established by the Company’s board of directors and is more restrictive than the 5 percent limit generally allowed by the state insurance departments which regulate the type of investments the Company’s insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB	100
BBB-	75
BB/BBB-	60
BB	50
B/BB	40
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and foreign currency risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by the Company and approved by the board of directors.

•	The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification by the investment subcommittee of the board of directors on a weekly basis. These actions are also reviewed and approved by the board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

Investment Results

Net investment income was $2,188.3 million in 2005, up 1.4 percent relative to the prior year. Included in net investment income for 2005 is approximately $35.0 million related to the $1.6 billion of bonds transferred to the Company in conjunction with the 2005 recapture of a ceded closed block of individual income protection business. Excluding that, net investment income was fairly consistent with the prior year, with the increase from the growth in invested assets and higher bond call premiums offset by a lower portfolio yield due to the low interest rate environment and the investment of new cash at lower rates as well as a decline in the level of prepayments on mortgage-backed securities. The overall yield in the portfolio was 6.85 percent as of December 31, 2005, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.93 percent as of December 31, 2004 and a weighted average credit rating of A3. In the current low interest rate market, the Company expects that the portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield.

The Company reported before-tax realized investment gains and losses during the last three years as shown in the following chart. Impairment losses were recognized as a result of management’s determination, based on the factors discussed herein in “Critical Accounting Policies,” that the value of certain fixed maturity and equity securities had other than temporarily declined during the applicable reporting period, as well as the result of further declines in the values of fixed maturity and equity securities that had initially been written down in a prior period.

The Company also reports changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During 2005, the change in fair values of the embedded derivatives was minimal, reflecting interest rate levels on mid-term and longer-term maturities that were, on average, fairly consistent at the end of 2005 with the level of rates existing at the end of 2004. The realized loss on these embedded derivatives for 2005 also includes recognition of a $9.4 million before tax loss related to the time value component of the embedded derivative in the reinsurance contract that was recaptured in the third quarter of 2005. Interest rates generally decreased during 2004, resulting in an increase in the fair value of these embedded derivatives during that time period.

(in millions of dollars)

	Year Ended December 31
	2005	2004	2003
Gross Realized Investment Gain from Sales	$110.8	$93.4	$166.9

Gross Realized Investment Loss
Write-downs	19.4	88.0	187.3
Sales	90.2	64.8	154.2

Total	109.6	152.8	341.5

Change in Fair Value of DIG Issue B36 Derivatives	(7.9)	88.6	0.8

Net Realized Investment Gain (Loss)	$(6.7)	$29.2	$(173.8)

Realized Investment Losses during 2005 from Other than Temporary Impairments

Approximately 81 percent of the 2005 other than temporary impairment losses occurred in the transportation and financial institutions industries. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$10.3 million loss on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds are secured by aircraft owned by the trust and have remained current on all interest payments to date. However, due to the lack of clarity regarding the value of aircraft collateralizing these securities and the length of time these securities have been in an unrealized loss position, the Company determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2004 from Other than Temporary Impairments

Approximately 58 percent of the 2004 other than temporary impairment losses in continuing operations occurred in the financial institutions and transportation industries. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$20.5 million loss on securities issued by a large domestic based airline. The company continues to be plagued by a high cost structure and faces liquidity problems if costs are not substantially reduced in the short-term. The securities were investment-grade at the time of purchase but were downgraded to below-investment grade in the third quarter of 2001. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$12.0 million loss on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

•	$9.0 million loss on structured securities issued by a trust and collateralized by a pool of high yield bonds. The Company performs a periodic review of the estimated cash flows associated with all of its securitized high yield securities. During each of the 2004 quarterly reviews, it was determined that an adverse change in estimated cash flows had occurred for these securities. The investment was originally purchased as part of the Company’s below-investment-grade strategy. At the time of the initial impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$8.9 million loss on private equity securities issued by a U.S. based insurance services company. The Company initially recognized an impairment loss on these securities in the first quarter of 2002 due to the negative revenue impact resulting from the company’s loss of a single large client. The Company closely monitored the financial performance of the company during 2002 and 2003. In the first quarter of 2004, following a review of the company’s capital condition, its revenue and earnings performance, and discussions with company management, it was determined that the investment was further impaired. In the third quarter of 2004, the company was recapitalized at a market price that indicated an additional impairment loss had occurred. The investment was originally purchased as part of the Company’s private equity investment program. There had been no unrealized gain or loss subsequent to the initial impairment loss in 2002. The circumstances of this impaired investment have no impact on other investments.

•	$5.2 million loss on securities issued by a U.S. based heavy construction company. The company has been struggling with a number of problem projects and is below plan in attaining new business. This continued financial stress culminated in the company’s failure to make its monthly interest payment for June 2004. These bonds are secured by a number of real estate properties. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the write-down, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2003 from Other than Temporary Impairments

Approximately 46 percent of the 2003 impairments in continuing operations occurred in the energy and utilities industries. Circumstances surrounding larger other than temporary impairment losses are as follows:

•	$26.4 million loss on securities issued by a related entity of a U.S. based energy company. The securities were issued by a utility company that services an industrial site in England and whose 98 percent parent filed for insolvency in December 2001. This issuer was excluded from the parent’s insolvency filing due to the financial separation from the parent and was operating as a going concern during 2002. Despite the financial separation, the issuer’s securities were downgraded to below-investment-grade in the fourth quarter of 2001. The Company initially recognized an impairment loss on these securities at the time of the parent’s insolvency filing in 2001. These bonds were secured by a second lien on the real estate holdings of the company. The Company closely monitored this security and the value of the collateral during 2002. Following extensive negotiations during 2002 and the first quarter of 2003 with the company’s two other lenders, financial advisors, and counsel, it was determined that the investment was further impaired. Prior to its impairment loss in 2003, the investment had been in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

•	$18.1 million loss on securities issued by a Norwegian based energy services company engaged in offshore seismic surveying and floating production. The impairment loss was taken after further analysis of available information indicated the company’s lack of near term liquidity and that overall industry conditions in the energy sector had negatively affected the operations more than previous analysis had indicated. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2002. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•	$14.4 million loss on securities issued by a United Kingdom electrical generation subsidiary of a U.S. based company. Although this industry’s operating environment in the U.K. weakened over the past few years due to competitive pricing pressures, the company had benefited from a favorable, long-term power sales agreement with a large, investment-grade U.K. power customer. Depressed electricity prices in the merchant power market and operating problems at the company, as well as financial difficulties experienced by the company’s U.K. power customer, contributed to a weakened financial profile. In October 2002, the financial problems associated with the major U.K. customer resulted in the termination of the favorable power contract. The company made its December 2002 interest payments as scheduled. However, due to discussions that were initiated between the issuer and senior lenders in the first quarter of 2003 and the continued weakness in the U.K. power market, it was determined that this investment was other than temporarily impaired. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the fourth quarter of 2001. Prior to its impairment loss, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also owns securities in the previously mentioned U.K. power customer of this issuer and previously recorded an impairment loss on those securities in the fourth quarter of 2002.

•	$11.3 million loss on securities issued by a regulated natural gas pipeline company located in Argentina. The impairment loss was taken following continued delays by the Argentine government in implementing tariff reform and the company’s default on its interest payment due during the second quarter. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2001. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this impaired investment have no impact on other investments.

•	$11.1 million loss on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2002. The issuer was current on its interest payments as of September 30, 2003, but filed for bankruptcy in December 2003, despite having implemented several successful measures which improved liquidity and reduced potential legal liabilities. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than 1 year but less than two years. The circumstances of this impaired investment have no impact on other investments.

•	$11.0 million loss on securities issued by a travel services company located in the United Kingdom. The impairment loss was taken following discussions between the issuer and its creditors regarding difficulties in the issuer’s businesses due to geopolitical unrest and persistent weakness in demand for leisure travel and requests for certain waivers and consents of debt covenants. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2003. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than 270 days but less than one year. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during 2005 from Sale of Fixed Maturity Securities

For the year ended December 31, 2005, the Company realized a loss of $76.6 million on the sale of fixed maturity securities. The securities sold during the year had a book value of $919.4 million and a fair value of $842.8 million at the time of sale and represented 85 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$14.6 million loss on securities issued by a major U.S. based automotive parts supplier. The company has experienced declining sales and production levels, along with higher steel prices and growing employee health care and retirement costs. The company filed for bankruptcy in the third quarter of 2005. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2005. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 90 days but less than 180 days. The circumstances of this investment have no impact on other investments.

•	$12.6 million loss on securities issued by a major U.S. based automotive manufacturer. The company has experienced declining sales due to competition and the increase in gasoline prices, along with higher raw materials costs and growing employee health care and retirement costs. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2005. At the time of sale, these securities had been continuously in an unrealized loss position for a period of less than 90 days. The circumstances of this investment have no impact on other investments.

•	$9.8 million loss on securities linked to the credit of two major U.S. based airlines. These securities were trust certificates secured by leases on aircraft that were subleased to the two airlines, one of which is currently in bankruptcy. The risk of a potential restructuring of the securities had increased following the continued delay in the bankrupt airline’s plans to emerge from bankruptcy. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2003. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 2 years but less than 3 years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during 2004 from Sale of Fixed Maturity Securities

For the year ended December 31, 2004, the Company realized a loss of $53.0 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $604.6 million and a fair value of $551.6 million at the time of sale and represented 67 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$5.8 million loss on securities issued by a leading builder of power plants and a provider of electricity generation in the U.S., Canada, and the United Kingdom. The company had suffered from an over supply of power generation in most of the markets in which it operates. In addition, the company had experienced weak cash flow and high debt ratios as a result of weak industry and economic fundamentals. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment have no impact on other investments.

•	$5.3 million loss on securities issued by an international reinsurance provider. The company was negatively impacted after it was determined it had failed to adequately reserve for projected claims. The company’s financial strength ratings were subsequently downgraded by Standard & Poor’s Corporation and A.M. Best Company. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2004. At the time of sale, these securities had been continuously in an unrealized loss position for a period of less than ninety days. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during 2003 from Sale of Fixed Maturity Securities

For the year ended December 31, 2003, the Company realized a loss of $143.6 million on the sale of fixed maturity securities in its continuing operations. The securities sold during the year had a book value of $821.0 million and a fair value of $677.4 million at the time of sale and represented 94 different issuers, of which approximately 59 percent were a part of the Company’s 2003 program to reduce its below-investment-grade fixed maturity securities holdings to comply with its investment policy regarding diversification and to better position the investment portfolio in the then current environment and reduce exposure to potential credit-related losses. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$28.1 million loss on securities issued by a leading producer of performance products for the automotive industry and nylon fibers for the carpet industry. The company’s operations had been severely impacted by the increased price of raw materials and energy as well as a weakening demand for its products. In addition, the company was involved in an environmental pollution lawsuit with a potentially large negative impact. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2002. At the time of sale, the investment had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

•	$25.2 million loss on securities guaranteed by an Italian dairy company. The loss was incurred after it was revealed that the guarantor had engaged in massive fraud, ultimately leading to the company’s bankruptcy. The guarantor had been rated investment-grade until December 2003. At the time of sale, the investment had been in an unrealized loss position for a period of less than 90 days. The Company also owns $22.5 million of fixed maturity securities of a wholly-owned Canadian subsidiary of the parent company. Although the financial and operating profiles of the subsidiary are separate from the parent and no other than temporary impairment was deemed to exist, in conjunction with the classification of the Canadian branch as an asset held for sale, the Company recognized a loss of $4.0 million to write down the value of these securities, which were held in the Canadian branch investment portfolio, to market value. This loss is included in the loss from discontinued operations.

•	$15.2 million loss on securities issued by a major domestic airline. The Company has systematically sold the securities during the first nine months of 2003 to substantially reduce its exposure to the airline. These securities had an investment-grade rating until the various issues were downgraded to below-investment-grade in the third quarter of 2001 and the first quarter of 2002. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The Company also took an other than temporary impairment charge of $0.3 million on the value of certain private, secured debt obligations of this issuer as part of a consensual restructuring proposal.

•	$11.1 million loss on unsecured debt and private, secured debt obligations issued by a major domestic airline. The Company sold the securities to reduce its exposure to the airline. These securities had an investment-grade rating until downgraded in the third quarter of 2001. At the time of sale, the investment had been in an unrealized loss position for a period of greater than one year but less than two years. The circumstances of this investment have no impact on other investments.

•	$9.2 million loss on securities issued by a provider of phone, cable, and internet services. This company’s operations were severely impacted by the decline in the telecommunications market and thus, the decision was made to reduce the exposure to this company. These securities were originally purchased as part of the Company’s below-investment-grade strategy. At the time of sale, this security had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $3.0 billion as of December 31, 2005 and $2.9 billion as of December 31, 2004, which are reported on a gross basis in the consolidated statements of financial condition contained herein in Item 8, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	December 31
	2005	2004
Investment-Grade Fixed Maturity Securities	89.9%	90.0%
Below-Investment-Grade Fixed Maturity Securities	6.0	6.4
Mortgage Loans	2.0	1.5
Real Estate	0.1	0.1
Short-Term Investments	1.2	1.2
Other Invested Assets	0.8	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2005, included $34.7 billion, or 99.6 percent, of bonds and derivative instruments and $155.4 million, or 0.4 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2005

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,275.1	$121.6	$608.7	$37.4	$1,666.4	$159.0
Canadian	406.9	95.3	—	—	406.9	95.3
Capital Goods	2,520.1	230.6	439.2	15.6	2,080.9	246.2
Communications	2,929.2	216.1	623.6	40.8	2,305.6	256.9
Consumer Cyclical	1,155.6	26.3	355.2	44.4	800.4	70.7
Consumer Non-Cyclical	3,919.8	245.1	1,075.9	30.8	2,843.9	275.9
Derivative Instruments	263.6	247.7	(129.1)	129.5	392.7	377.2
Energy (Oil & Gas)	2,475.8	360.8	132.6	4.5	2,343.2	365.3
Financial Institutions	3,453.2	118.8	1,072.2	53.8	2,381.0	172.6
Mortgage/Asset-Backed	4,431.3	254.0	1,012.2	20.3	3,419.1	274.3
Sovereigns	633.1	33.4	57.4	0.4	575.7	33.8
Technology	379.9	27.4	124.7	6.6	255.2	34.0
Transportation	1,062.0	135.7	71.6	3.5	990.4	139.2
U.S. Government Agencies and Municipalities	2,651.6	180.9	326.6	9.6	2,325.0	190.5
Utilities	6,144.2	493.6	1,368.1	34.1	4,776.1	527.7

Total	$34,701.4	$2,787.3	$7,138.9	$431.3	$27,562.5	$3,218.6

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2005.

Fixed Maturity Bonds – By Maturity

As of December 31, 2005

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$56.6	$0.1
Due after 1 year up to 5 years	418.3	7.5
Due after 5 years up to 10 years	1,872.0	208.6
Due after 10 years	3,779.8	194.8

Subtotal	6,126.7	411.0
Mortgage/Asset-Backed Securities	1,012.2	20.3

Total	$7,138.9	$431.3

Of the $431.3 million in gross unrealized losses at December 31, 2005, $343.5 million, or 79.6 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the Company’s investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2005.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$1,906.9	$28.0
> 90 <= 180 days	2,517.3	70.4
> 180 <= 270 days	72.1	1.7
> 270 <= 1 year	187.5	4.5
> 1 year <= 2 years	8.8	121.7
> 2 years <= 3 years	1,450.9	83.5
> 3 years	96.8	33.7

Totals	$6,240.3	$343.5

The following table shows the length of time the Company’s below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2005. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2005. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2005.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2005

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$131.5	$3.2

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	114.1	5.2

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	61.1	3.7

> 270 <=1 year
fair value < 100% >= 70% of amortized cost	256.4	28.3
fair value < 70% >= 40% of amortized cost	24.2	15.2

Subtotal	280.6	43.5

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	95.7	7.9

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	9.6	0.4

> 3 years
fair value < 100% >= 70% of amortized cost	200.3	19.1
fair value < 70% >= 40% of amortized cost	5.7	4.8

Subtotal	206.0	23.9

Totals	$898.6	$87.8

As of December 31, 2005, the Company held two securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of December 31, 2005

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
Principal Protected Equity Linked Note	$43.9	$26.4	> 3 years

Below-Investment-Grade
U.S. Based Automobile Manufacturer	$33.2	$13.1	> 270 days <= 1 year

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold, it becomes unlikely that the Company will hold the securities until recovery based on relevant facts and circumstances, or the securities become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. As previously discussed under “Critical Accounting Policies” contained herein, in determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, the Company utilizes a formal, well-defined, and disciplined process to monitor and evaluate its fixed income investment portfolio. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other than temporary impairment.

For those fixed maturity securities with an unrealized loss and on which the Company has not recorded an impairment loss, the Company believes that the decline in fair value below amortized cost is temporary. The Company has the ability to hold its securities to the earlier of recovery or maturity and intends to hold all of its fixed maturity investments until maturity to meet its liability obligations. If information becomes available that changes the Company’s assessment as to whether the Company will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. The Company may also in certain circumstances sell a security in an unrealized loss position because of changes in tax laws, when a merger or the disposition of a segment or product line results in position levels outside of the Company’s investment guidelines, due to changes in regulatory or capital requirements, due to unexpected changes in liquidity needs, to better match portfolio cash flows, or to take advantage of tender offers that recover up to or beyond the cost of the investment.

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which the Company believes resulted in the impairment and (b) the information the Company considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of December 31, 2005. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection in the event of a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index subsequent to the purchase date of the note. Based on historical long-term returns of the S&P 500 index, the Company believes that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. The Company therefore believes that the decline in fair value of the note is temporary. The Company has the ability to hold this security to the earlier of recovery or maturity.

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities was primarily due to a decline in profitability and cash flow due to the competitive environment, loss of market share, high cost of raw materials, and rising employee healthcare and pension costs. The company recently announced several expense management initiatives that include plant closings, staffing reductions, and restructuring of employee healthcare and retiree benefits. The automotive company and the finance subsidiary both have substantial liquidity. The automotive company has approximately $25 billion in cash and equivalents compared to $18 billion of debt with an average maturity of 25 years. The finance subsidiary has approximately $18 billion in cash and equivalents. These securities have been in an unrealized loss position for greater than 270 days but less than one year, and the Company believes that the decline in fair value of these securities is temporary. The Company has the ability to hold these securities to the earlier of recovery or maturity.

The Company’s investment in mortgage-backed and asset-backed securities was approximately $4.2 billion and $3.8 billion on an amortized cost basis at December 31, 2005 and, 2004, respectively. At December 31, 2005, the mortgage-backed securities had an average life of 7.9 years and effective duration of 4.5 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of December 31, 2005, the Company’s exposure to below-investment-grade fixed maturity securities was $2,180.7 million, approximately 6.0 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.4 percent at the end of 2004. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2006, but the Company does not anticipate any liquidity problem caused by its investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity.

The Company has a significant interest in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. The Company’s investment in this entity is reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $21.5 million and $21.0 million, respectively, at December 31, 2005, and $25.6 million and $24.8 million, respectively, at December 31, 2004.

Mortgage Loans and Real Estate

The Company’s mortgage loan portfolio was $739.4 million and $498.2 million on an amortized cost basis at December 31, 2005 and 2004, respectively. The Company believes its mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and management expects the level of delinquencies and problem loans to remain low in the future. The Company had no restructured or delinquent mortgage loans at December 31, 2005 or 2004.

The Company invested in commercial mortgage loans during 2005 and expects that during 2006 it will continue to add investments in this category either through the secondary market or through loan originations.

Real estate was $18.2 million and $27.4 million at December 31, 2005 and 2004, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets the Company’s investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.7 million at December 31, 2005 and $6.2 million at December 31, 2004.

The Company uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. The Company establishes an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. Management monitors the risk associated with these invested asset portfolios and regularly reviews and adjusts the investment valuation allowance. At December 31, 2005, the balance in the valuation allowances for real estate was $7.6 million. No valuation allowance was held for mortgage loans at December 31, 2005.

Derivatives

The Company uses derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, the Company has utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under the Company’s hedging programs for derivative activity that were open during 2005 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions involving product portfolios are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the years ended December 31, 2005, 2004, and 2003, the Company recognized net gains of $120.7 million, $29.1 million, and $79.6 million, respectively, on the termination of cash flow hedges and reported $121.0 million, $29.2 million and $79.1 million, respectively, in other comprehensive income and $(0.3) million, $(0.1) million, and $0.5 million as a component of realized investment gains and losses. The Company amortized $21.8 million, $20.7 million, and $17.3 million of net deferred gains into net investment income in 2005, 2004, and 2003, respectively.

The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $63.4 million at December 31, 2005. Additions and terminations, in notional amounts, to the Company’s hedging programs during 2005 were $1,269.4 million and $1,458.8 million, respectively. Additions and terminations in 2004 were $1,706.6 million and $911.9 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,606.5 million at December 31, 2005 and $4,795.9 million at December 31, 2004.

During 2005, the Company initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of its U.K. subsidiaries. As of December 31, 2005, the Company had $400.0 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of December 31, 2005 and 2004, the Company had $684.5 million and $707.3 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities the Company retained after the sale of the Canadian branch.

As of December 31, 2005 and 2004, the Company had $348.0 million and $785.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

The Company also has embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, the Company recognized $7.9 million of net realized investment losses during 2005 and $88.6 million, and $0.8 million of net realized investment gains during 2004 and 2003, respectively.

Non-current Investments

The Company’s exposure to non-current investments totaled $29.5 million at December 31, 2005, or 0.1 percent of invested assets excluding ceded policy loans, compared to $91.5 million at December 31, 2004. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At December 31, 2005 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $107.6 million had been recorded life-to-date. The amortized cost of these investments was $5.7 million. Approximately $28.8 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

The Company has an investment program wherein it simultaneously enters into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. The Company nets the related receivables and payables in the consolidated statements of financial condition as these transactions meet the requirements for the right of offset. As of December 31, 2005, the Company had $729.7 million face value of these agreements in an open position that were offset. The Company also uses the repurchase agreement market as a source of short-term financing. The Company had no contracts for this purpose outstanding at December 31, 2005.

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

The Company’s cash flows from discontinued operations for the years ended December 31, 2004 and 2003 are combined with cash flows from continuing operations within each cash flow statement category in the consolidated statements of cash flows. The absence of cash flows from discontinued operations in 2005 did not materially affect liquidity and capital resources nor is it expected to do so in the future.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,503.6 million for the year ended December 31, 2005, compared to $747.0 million and $1,345.2 million for the comparable periods of 2004 and 2003. Included in the operating cash flows for 2004 is a cash disbursement of $707.4 million made in conjunction with the reinsurance of the Company’s individual income protection – closed block of business. During 2003, by mutual consent the Company amended existing reinsurance contracts with one of its reinsurers to transform the contracts from coinsurance to modified coinsurance arrangements. Under the terms of those amendments, the Company, as the assuming reinsurer, transferred to the ceding reinsurer cash equal to the statutory disabled life reserves of approximately $286.2 million and established a corresponding receivable. The ceding reinsurer will retain the assets backing the statutory disabled life reserves and will credit interest at a 7.00 percent effective annual rate to the Company. This 2003 cash disbursement is included in cash flows from operations.

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

The income tax adjustment to reconcile net income (loss) to net cash provided by operating activities increased $231.3 million in 2005 compared to 2004 primarily as a result of the utilization of net operating loss carryforwards during 2005 compared to an income tax benefit in 2004 related to the previously mentioned first quarter of 2004 restructuring charges associated with the individual income protection – closed block segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used in investing activities was $1,633.3 million for the year ended December 31, 2005 compared to $919.7 million and $2,107.9 million for the comparable periods of 2004 and 2003, respectively. The Company generated $575.1 million less in proceeds from maturities of available-for-sale securities in 2005 than in 2004, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. The Company utilized short-term investments during 2004 in anticipation of the cash to be transferred in conjunction with the reinsurance transaction related to the individual income protection – closed block restructuring. The Company generated less in proceeds from maturities of available-for-sale securities in 2004 than in 2003, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls during 2004. The Company received less in proceeds from sales of available-for-sale securities during 2004 compared to 2003 due to the Company’s sales and subsequent purchases during 2003 related to the reduction and restructuring of its below-investment-grade portfolio.

During 2005, the Company had cash inflows of $8.8 million related to the sale of Unum Limited’s Netherlands branch and cash outflows of $3.5 million related to the GENEX acquisition of Independent Review Services, Inc.

During 2004, the Company had cash inflows of $18.8 million in conjunction with the sale of its Japanese operations. In conjunction with the 2004 disposition of the Canadian branch, the Company transferred fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively, and cash of $31.7 million. While no cash was exchanged in the previously discussed 2004 Swiss Life transaction, the Company assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. In 2004, the Company had cash outflows of $0.7 million to acquire Integrated Benefits Management.

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

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $71.0 million for 2005 compared to $181.9 million and $734.8 million provided in 2004 and 2003, respectively.

During 2005, the Company repaid $227.0 million of maturing debt. Also in 2005, the Company received proceeds of $399.6 million from issuance of 6.85% senior debentures less underwriting discounts of $4.0 million. During 2004, the Company received proceeds of $300.0 million from the issuance of adjustable conversion-rate equity security units.

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

See “Debt” as follows for further information on the Company’s debt offerings.

Cash Available from Subsidiaries

The Company is dependent upon payments from its subsidiaries to pay dividends to its stockholders, to pay its debt obligations, and to pay its expenses. These payments by the Company’s insurance and non-insurance subsidiaries may take the form of interest payments on amounts loaned to such subsidiaries by the Company, operating and investment management fees, and/or dividends. At December 31, 2005, the Company had outstanding from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 with a weighted average interest rate during 2005 of 8.56 percent and a $100.0 million surplus debenture due in 2027 with a weighted average interest rate during 2005 of 8.25 percent. Semi-annual interest payments are conditional upon the approval by the insurance department of the applicable state of domicile.

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

The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2006, $621.4 million is available for the payment of ordinary dividends to the Company from its U.S. insurance subsidiaries.

The Company also has the ability to draw a dividend from its U.K. insurance subsidiary, Unum Limited. Such dividends are limited in amount, based on insurance company law in the U.K., which requires a minimum solvency margin. Approximately $240.3 million is available for the payment of dividends from Unum Limited during 2006.

The amount available during 2005 for the payment of ordinary dividends from the Company’s U.S. insurance subsidiaries was $663.3 million, of which $280.0 million was utilized. The amount available during 2005 from Unum Limited was $152.5 million, of which $69.6 million was utilized and repatriated under the Homeland Investment Act of 2004. The remaining dividend of $385.2 million of unremitted foreign earnings repatriated in 2005 under the Homeland Investment Act of 2004 was from the Company’s non-insurance U.K. subsidiaries.

The ability of the Company to continue to receive dividends from its insurance subsidiaries without regulatory approval will be dependent upon the level of earnings of its insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that will be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support the ratings desired by the Company. Insurance regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by the Company. The Company’s risk-based capital (RBC) ratio for its U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was 308 percent and 298 percent at the end of 2005 and 2004, respectively. The individual RBC ratios for the Company’s principal operating subsidiaries ranged from 234 percent to 447 percent at December 31, 2005. The individual RBC ratio for each insurance subsidiary is above the range that would require state regulatory action.

Debt

At December 31, 2005, the Company had long-term debt, including the adjustable conversion-rate equity security units and the junior subordinated debt securities, totaling $3,261.6 million. At December 31, 2005, the debt to total capital ratio was 35.0 percent compared to 35.2 percent at December 31, 2004. The debt to total capital ratio, when calculated allowing no equity credit for the Company’s junior subordinated debt securities and 50 percent equity credit for the Company’s adjustable conversion-rate equity security units, was 30.3 percent at December 31, 2005, compared to 30.2 percent at December 31, 2004.

During the fourth quarter of 2005, the Company repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering.

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

In May 2003, the Company issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of the Company’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by the Company due May 15, 2008 with a principal amount of $1,000, on which the Company will pay interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, the Company will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and the

Company issued $575.0 million of 5.997% senior notes due May 15, 2008. The Company participated in the remarketing of the units and purchased $400.0 million of the senior notes which were subsequently retired.

In 2001, the Company issued $575.0 million of 7.625% senior notes due March 1, 2011. In 2002, the Company completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at the Company’s option, in whole or in part, on or after June 25, 2007. In 1998, the Company completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028.

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

The Company has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

Commitments

Contractual debt, junior subordinated debt securities, adjustable conversion-rate equity security units, estimated policyholder liability maturities, and estimated lease commitments are as follows (in millions of dollars):

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Long-term Debt	$2,087.0	$—	$—	$—	$2,087.0
Adjustable Conversion-rate Equity Security Units	875.0	—	575.0	300.0	—
Junior Subordinated Debt Securities	300.0	—	—	—	300.0
Policyholder Liabilities	29,088.0	3,492.5	5,535.3	4,223.0	15,837.2
Operating Leases	144.7	34.3	57.6	26.7	26.1

Total	$32,494.7	$3,526.8	$6,167.9	$4,549.7	$18,250.3

The Company’s policyholder liability maturities, which are presented net of reinsurance ceded, represent the projected payout of the current inforce policyholder liabilities and therefore incorporate uncertainties as to the timing and amount of claim payments. The Company utilizes extensive liability modeling to project future cash flows from the inforce business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See previous discussion of asset/liability management under “Investments - Overview” contained here.

During 2005, the Company recorded an expense of $9.1 million to recognize a termination fee, payable in the first quarter of 2006, to exit an existing contract with an information technology provider. The Company has entered into an agreement with a new provider which is expected to result in a significantly less costly infrastructure.

At December 31, 2005 the Company had capital commitments of approximately $71.1 million to fund certain of its private placement fixed maturity securities and for commercial mortgage loan originations. The funds will be due upon satisfaction of contractual notice from the trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded.

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that rate the Company’s senior debt and the financial strength of the Company’s principal U.S. insurance subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies and reflect the rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Debt ratings represent the opinions of the rating agencies regarding an issuer’s ability to repay its debt and are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

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

These measures are as follows:

•	The maintenance of a Best Capital Adequacy Ratio (BCAR) of at least 150 percent on a consolidated basis, as well as for the primary operating companies.

•	The maintenance of an NAIC risk-based capital ratio of at least 250 percent.

•	No common stock repurchases through year end 2006.

•	After-tax operating earnings in 2005 (excluding special charges) of $500 million on a GAAP basis and at least $375 million on a statutory basis.

•	The debt-to-capital ratio cannot exceed its present level, and this ratio should trend downward with future equity growth through retained earnings and the 2005 debt pay-down.

•	Cash at the holding company will be maintained to cover approximately six months of after-tax debt interest service and stockholder dividends. While the agency stated that a portion of the current cash position is intended for the pay-down of debt in 2005, it expects that the Company will build to a six-month cash position over a reasonable period of time.

•	Persistency of the Company’s core group long-term income protection business will not drop below 80 percent. AM Best will also be taking into consideration the quality of business lapsing and the resulting impact on the Company’s loss ratios.

•	The Company should not have any additional significant charges.

•	Settlement expectations shall not exceed 120 percent of expected response rates, amount of claims reopened, size of claims payments and expenses associated with the payout.

The Company believes that its results for the year ended December 31, 2005 are in compliance with each of these measures, as follows:

•	The BCAR is maintained by AM Best and has not yet been provided to the Company; however, the Company believes that its BCAR will be at least 150 percent for the year ended 2005.

•	The Company’s RBC for its U.S. insurance subsidiaries, calculated on a weighted average basis, was 308 percent at the end of 2005.

•	The Company did not repurchase any of its common stock during 2005.

•	The Company surpassed both of these measures.

•	The Company repaid $227.0 million of maturing debt in 2005 but, as part of its repatriation plan, issued $400.0 million of ten-year senior notes. In order to maintain its current debt leverage ratio, the Company reduced its outstanding debt $400.0 million during the first quarter of 2006 by participating in the remarketing of the senior note element of the Company’s adjustable conversion-rate equity security units in February 2006.

•	At December 31, 2005, cash at the holding company was approximately $610.0 million, of which $402.7 million was used to participate in the remarketing of the units. The remainder is adequate to cover the required interest and dividend obligations.

•	For 2005, persistency in group long-term income protection was 84.8 percent, consistent with the prior year. The profitability of the business terminated was generally lower than the profitability of the retained business. It is expected that the additional premium and related profits associated with renewal activity will continue to emerge.

•	AM Best reaffirmed the Company’s ratings subsequent to the Company’s 2005 settlement agreement with the California DOI.

•	While the reassessment is still in the early stages, the Company believes that total reserves for the reassessment process are adequate based on the results to date; however, actual results of the reassessment process may differ from the Company’s initial expectations.

In June 2005 and again in October 2005, AM Best reaffirmed the existing financial strength rating of the Company and maintained a negative outlook. AM Best anticipates that the negative outlook will remain in effect until there is more clarity with regards to the ultimate cost of the multistate market conduct regulatory settlement agreements and the California settlement agreement and further improvement is exhibited in the financial flexibility of the parent company. In November 2005, AM Best assigned a bbb- rating to the $400.0 million 6.85% senior debentures and reaffirmed all of the Company’s remaining debt and financial strength ratings.

In the first quarter of 2004, the ratings from Fitch were placed under review for a possible downgrade due to concerns expressed about the Company’s fourth quarter of 2003 reserve strengthening for group income protection and the profitability for this line of business. In May 2004 and again in November 2004, Fitch reaffirmed all of the Company’s ratings but kept the ratings under review pending Fitch’s completion of an analysis of the Company’s reserves. In February 2005, Fitch completed its analysis, citing the material progress the Company has made in strengthening risk based capital levels, resolving the multi-state market conduct examination, and improving GAAP and statutory earnings. Fitch reaffirmed all of the Company’s ratings and revised the outlook to stable. In October 2005, Fitch again reaffirmed all of the ratings of the Company following the announcement of the settlement agreement with the California DOI. In November 2005, Fitch assigned a BBB- rating to the $400.0 million 6.85% senior debentures and reaffirmed its ratings on all outstanding debt of the Company.

In May 2004, Moody’s downgraded the Company’s senior debt credit ratings to Ba1 from Baa3 and the financial strength ratings on the Company’s insurance company subsidiaries to Baa1 from A3. The ratings outlook is “negative”. This action concluded the ratings review Moody’s initiated in February 2004. Moody’s indicated that the primary driver in the rating action was concern about the execution risk associated with the Company’s strategic plans to restore profitability to its core U.S. group long-term income protection business. Moody’s also noted that the Company had made considerable progress in improving its capital position throughout 2003. The change in the senior debt rating to Ba1 represents a below-investment-grade rating. In November 2004, Moody’s placed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance company subsidiaries on review for possible downgrade due to the heightened event risk associated with the issues concerning broker compensation in the employee benefit market. In April 2005, Moody’s confirmed the Company’s senior debt credit ratings and the financial strength ratings of the Company’s insurance subsidiaries while maintaining a negative outlook. This rating action concluded the review for possible downgrade that began in November 2004. In October 2005, Moody’s reaffirmed the ratings of the Company following the announcement of the settlement agreement with the California DOI. In November 2005, Moody’s assigned a Ba1 rating to the $400.0 million 6.85% senior debentures and reaffirmed the financial strength ratings of the Company’s insurance subsidiaries.

In May 2004, S&P downgraded the Company’s counterparty credit rating and senior debt rating to BB+ from BBB- while at the same time lowering the counterparty credit and financial strength ratings on the Company’s insurance company subsidiaries to BBB+ from A-, all with a “stable” outlook, citing concerns about the consistency of risk controls and valuation practices, which S&P believes have led to reserve charges and asset impairments in the past several quarters and have also contributed to marginal operating performance in the Company’s U.S. group income protection business. The outlook reflects the effects of strengthened capital adequacy, improved investment risk, and corrective measures taken by the Company to limit the downside on the closed block of individual income protection business and to improve profitability on its U.S. group income protection insurance. The change in the senior debt rating to BB+ represents a below-investment-grade rating. In October 2005, S&P reaffirmed all of the ratings of the Company following the announcement of the settlement agreement with the California DOI. In November 2005, S&P assigned a BB+ rating to the $400.0 million 6.85% senior debentures.

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

	AM Best	Fitch	Moody’s	S&P
Senior Debt Ratings	bbb-	BBB- (Good)	Ba1 (Speculative)	BB+

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A-(Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life & Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

These ratings are not directed toward the holders of the Company’s securities and are not recommendations to buy, sell, or hold such securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

See “Ratings” in Part 1, Item 1 and “Risk Factors – Debt and Financial Strength Ratings” in Part 1, Item 1A, contained herein for further discussion.

Other Information

Pension and Postretirement Benefit Plans

The Company sponsors several defined benefit pension and postretirement plans for its employees, including non-qualified pension plans. The U.S. pension plans comprise the majority of the total benefit obligation and pension expense for the Company. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent the Company’s best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. The Company follows Statements of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits in its financial reporting and accounting for its pension and post-retirement benefit plans.

U.S. Pension and Post–Retirement Benefit Plans

The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. The Company uses a December 31 measurement date for each plan.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. The Company sets the discount rate assumption at the measurement date for each of its retirement related benefit plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The discount rate used for the net periodic benefit costs for the U.S. pension plans was 5.80 percent and 6.05 percent in 2006 and 2005, respectively. Using a similar methodology applied to the postretirement plan cash flows, the discount rate used in the net periodic benefit cost for 2006 and 2005 was 5.50 percent and 5.70 percent, respectively.

Lowering the discount rate by 50 basis points would have increased the 2005 pension expense for the U.S. pension plans by $10.0 million and would be expected to result in a $10.7 million increase in the 2006 pension expense.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The Company uses a compound interest method in computing the rate of return on pension plan assets. The long-term rate of return on assets used in the net periodic pension costs for the U.S. qualified defined benefit pension plan for 2006 and 2005 was 8.00 percent and 8.50 percent, respectively. Lowering the expected long-term rate of return on the plan assets by 50 basis points would have increased the 2005 pension expense by approximately $2.4 million. For 2006, lowering the assumption by 50 basis points would be expected to increase pension expense by approximately $2.6 million.

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

The Company holds an unrecognized net loss representing the cumulative liability and asset gains and losses that have not been recognized in pension expense. As of December 31, 2005, there was an estimated unrecognized loss of approximately $363.9 million in the U.S. pension plans, compared to $318.2 million at December 31, 2004. The unrecognized loss has increased due to the decline in the year end discount rate from 6.05 percent at 2004 to 5.80 percent at 2005 and because the rate of return on assets was 4.90 percent in 2005 compared to an assumed rate of return of 8.50 percent. The unrecognized net loss is amortized as a component of pension expense. Only amounts outside of a corridor (equal to 10 percent of the greater of the projected benefit obligation or market related value of assets) are amortized. The 2006 pension expense is expected to include a loss amortization of approximately $22.4 million. This loss amortization was $19.2 million, $16.0 million, and $18.0 million in 2005, 2004, and 2003, respectively.

The Company reported U.S. pension expense of $54.8 million, $43.6 million, and $41.8 million in 2005, 2004 and 2003, respectively.

The fair value of plan assets in the U.S. qualified defined benefit pension plan was $515.4 million at December 31, 2005, compared to $478.1 million at year end 2004. In recent years, the moderate increase in assets, coupled with the liability increase due to declining discount rates, has reduced the year end funding level in the plan such that it has a deficit of $246.1 million as of December 31, 2005, compared to $176.5 million as of December 31, 2004. The Company had no regulatory contribution requirements for 2005 and 2004; however, the Company elected to make voluntary contributions of $23.0 million and $20.0 million, respectively, to its U.S. qualified defined benefit pension plan. The Company expects to make a voluntary contribution of approximately $42.0 million to its U.S. qualified defined benefit pension plan in 2006, based on current tax law.

Non-U.S. Pension Plans

The Company’s U.K. operation maintains a separate defined benefit plan for its eligible employees. The U.K. defined benefit pension plan (Scheme) was closed to new entrants on December 31, 2002.

The long-term rate of return on asset assumption used in the net periodic pension costs for 2006 and 2005 was 6.70 percent and 7.10 percent, respectively.

The Company elected to set the discount rate assumption at the measurement date for the Scheme to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The discount rate assumptions were 4.80 percent and 5.30 percent as of December 31, 2005 and 2004, respectively.

Pension expense was $11.7 million, $11.6 million, and $8.8 million in 2005, 2004, and 2003, respectively.

The fair value of plan assets in the Scheme was $92.1 million at December 31, 2005, compared to $80.5 million at year end 2004. The Scheme has a deficit of $45.2 million at December 31, 2005, compared to $50.2 million at December 31, 2004. The Company contributes to the Scheme in accordance with a schedule of contributions which requires the Company to contribute to the Scheme at the rate of at least 18.20 percent of eligible salaries, sufficient to meet the minimum funding requirement under U.K. legislation. The Company contribution rate of 20.25 percent of eligible salaries is currently being reviewed. The Company made a $44.2 million contribution into the Scheme in January 2006 to reduce the deficit. The Company anticipates it will make additional contributions during 2006 into the Scheme of approximately $9.1 million.

The Company previously maintained separate defined benefit plans for the employees of its Canadian branch operation. As a result of the sale of the Canadian branch, the Company froze the Canadian defined benefit pension plans during 2004 and recorded a curtailment loss of $0.7 million. The Company is currently in the process of terminating the Canadian plans.

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.5 billion and $1.6 billion at December 31, 2005 and 2004, respectively. The fair values of mortgage loans, which are reported in the consolidated statements of financial condition at amortized cost, would decrease by approximately $90 million and $20 million at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of the Company’s long-term debt, including junior subordinated debt, would increase approximately $240 million and $200 million, respectively.

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

Foreign Currency Risk

The Company is also subject to foreign exchange risk arising from its foreign operations and certain investment securities denominated in those local currencies. Foreign operations represented 6.4 percent and 6.7 percent of total assets at December 31, 2005 and 2004, respectively, and 9.1 percent and 8.0 percent of total revenue for 2005 and 2004, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2005 and 2004 levels, stockholders’ equity and net income (loss) as of and for the periods then ended would not have been materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting encompasses the processes and procedures management has established to (i) maintain records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (iii) provide reasonable assurance that receipts and expenditures are appropriately authorized; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness, as of December 31, 2005, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

UnumProvident Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UnumProvident Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UnumProvident Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that UnumProvident Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UnumProvident Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of UnumProvident and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 28, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UnumProvident Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnumProvident Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UnumProvident Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 28, 2006

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	December 31
	2005	2004
	(in millions of dollars)
Assets
Investments
Fixed Maturity Securities - at fair value (amortized cost: $32,062.1; $29,077.9)	$34,856.8	$32,488.4
Equity Securities - at fair value (cost: $13.3; $13.7)	13.6	12.9
Mortgage Loans	739.4	498.2
Real Estate	18.2	27.4
Policy Loans	3,201.4	3,073.6
Other Long-term Investments	109.2	77.0
Short-term Investments	417.9	410.2

Total Investments	39,356.5	36,587.7
Other Assets
Cash and Bank Deposits	69.4	130.7
Accounts and Premiums Receivable	1,979.2	2,033.1
Reinsurance Receivable	5,609.2	6,969.2
Accrued Investment Income	618.7	588.3
Deferred Policy Acquisition Costs	2,913.3	2,882.5
Value of Business Acquired	78.5	101.5
Goodwill	273.0	271.1
Property and Equipment	379.5	398.5
Miscellaneous	559.9	838.0
Separate Account Assets	29.6	31.7

Total Assets	$51,866.8	$50,832.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	December 31
	2005	2004
	(in millions of dollars)
Liabilities and Stockholders’ Equity
Liabilities
Policy and Contract Benefits	$2,063.4	$1,841.6
Reserves for Future Policy and Contract Benefits	34,041.5	33,224.8
Unearned Premiums	481.8	500.8
Other Policyholders’ Funds	2,235.5	2,425.3
Current Income Tax	18.3	0.3
Deferred Income Tax	989.7	1,060.6
Short-term Debt	—	227.0
Long-term Debt	3,261.6	2,862.0
Other Liabilities	1,381.5	1,434.1
Separate Account Liabilities	29.6	31.7

Total Liabilities	44,502.9	43,608.2

Commitments and Contingent Liabilities - Note 15
Stockholders’ Equity - Note 11
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 300,508,859 and 298,497,008 shares	30.1	29.8
Additional Paid-in Capital	1,627.9	1,588.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	1,040.7	1,309.8
Net Gain on Cash Flow Hedges	273.3	236.9
Foreign Currency Translation Adjustment	22.4	96.3
Minimum Pension Liability Adjustment	(172.9)	(161.9)
Retained Earnings	4,610.4	4,185.5
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	(13.8)	(6.5)

Total Stockholders’ Equity	7,363.9	7,224.1

Total Liabilities and Stockholders’ Equity	$51,866.8	$50,832.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,815.6	$7,839.6	$7,615.7
Net Investment Income	2,188.3	2,158.7	2,158.4
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)
Other Income	440.0	437.4	391.3

Total Revenue	10,437.2	10,464.9	9,991.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,083.2	7,248.4	7,868.1
Commissions	804.7	842.3	844.1
Interest and Debt Expense	208.0	207.1	187.2
Deferral of Policy Acquisition Costs	(519.4)	(557.3)	(665.9)
Amortization of Deferred Policy Acquisition Costs	463.7	436.7	458.6
Amortization of Value of Business Acquired	15.1	15.8	37.5
Impairment of Intangible Assets	—	856.4	—
Compensation Expense	753.9	739.6	779.8
Other Operating Expenses	918.4	935.4	917.4

Total Benefits and Expenses	9,727.6	10,724.4	10,426.8

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	709.6	(259.5)	(435.2)
Income Tax (Benefit)
Current	120.2	(16.1)	45.3
Deferred	75.8	(51.2)	(215.9)

Total Income Tax (Benefit)	196.0	(67.3)	(170.6)

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	513.6	(192.2)	(264.6)
Discontinued Operations - Note 2
Loss Before Income Tax	—	(97.4)	(145.8)
Income Tax (Benefit)	—	(36.6)	15.9

Loss from Discontinued Operations, Net of Income Tax	—	(60.8)	(161.7)

Cumulative Effect of Accounting Principle Change, Net of Income Tax - Note 1	—	—	39.9

Net Income (Loss)	$513.6	$(253.0)	$(386.4)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$1.74	$(0.65)	$(0.96)
Net Income (Loss)	$1.74	$(0.86)	$(1.40)
Assuming Dilution
Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	$1.64	$(0.65)	$(0.96)
Net Income (Loss)	$1.64	$(0.86)	$(1.40)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2002	$24.4	$1,086.8	$777.4	$5,011.4	$(54.2)	$(2.6)	$6,843.2
Comprehensive Income
Net Loss				(386.4)			(386.4)
Change in Net Unrealized Gain on Securities (net of tax expense of $132.3)			180.9				180.9
Change in Net Gain on Cash Flow Hedges (net of tax expense of $39.8)			73.9				73.9
Change in Foreign Currency Translation Adjustment (net of tax expense of $34.0)			119.3				119.3
Change in Minimum Pension Liability Adjustment (net of tax expense of $11.0)			19.7				19.7

Total Comprehensive Income							7.4

Issuance of Equity Security Units		(37.4)					(37.4)
Common Stock Activity	5.4	559.7				(9.2)	555.9
Dividends to Stockholders				(98.1)			(98.1)

Balance at December 31, 2003	29.8	1,609.1	1,171.2	4,526.9	(54.2)	(11.8)	7,271.0
Comprehensive Income
Net Loss				(253.0)			(253.0)
Change in Net Unrealized Gain on Securities (net of tax expense of $130.8)			228.8				228.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $42.6)			79.1				79.1
Change in Foreign Currency Translation Adjustment (net of tax benefit of $3.3)			38.6				38.6
Change in Minimum Pension Liability Adjustment (net of tax benefit of $18.3)			(36.6)				(36.6)

Total Comprehensive Income							56.9

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		6.9				5.3	12.2
Dividends to Stockholders				(88.4)			(88.4)

Balance at December 31, 2004	29.8	1,588.4	1,481.1	4,185.5	(54.2)	(6.5)	7,224.1
Comprehensive Income
Net Income				513.6			513.6
Change in Net Unrealized Gain on Securities (net of tax benefit of $147.9)			(269.1)				(269.1)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $19.7)			36.4				36.4
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.2)			(73.9)				(73.9)
Change in Minimum Pension Liability Adjustment (net of tax benefit of $6.7)			(11.0)				(11.0)

Total Comprehensive Income							196.0

Common Stock Activity	0.3	39.5				(7.3)	32.5
Dividends to Stockholders				(88.7)			(88.7)

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$513.6	$(253.0)	$(386.4)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Policy Acquisition Costs Capitalized	(519.4)	(570.9)	(700.2)
Amortization of Policy Acquisition Costs	463.7	442.3	473.4
Amortization of Value of Business Acquired	15.1	17.1	41.2
Impairment of Intangible Assets	—	856.4	190.9
Depreciation	72.7	63.4	56.3
Net Realized Investment (Gain) Loss	6.7	(28.9)	186.0
Reinsurance Receivable	(92.9)	(134.9)	39.4
Insurance Reserves and Liabilities	1,319.7	1,714.6	2,437.1
Income Tax	90.2	(141.1)	(168.4)
Cumulative Effect of Change in Accounting Principle	—	—	(39.9)
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	—	(707.4)	—
Cash Transferred to Reinsurer on Amendment of Existing Contract from Coinsurance to Modified Coinsurance	—	—	(286.2)
Other	(365.8)	(510.6)	(498.0)

Net Cash Provided by Operating Activities	1,503.6	747.0	1,345.2

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,871.0	1,607.0	2,203.5
Proceeds from Maturities of Available-for-Sale Securities	1,169.7	1,744.8	2,748.7
Proceeds from Sales and Maturities of Other Investments	139.6	167.3	195.7
Purchase of Available-for-Sale Securities	(4,370.1)	(4,190.4)	(6,959.4)
Purchase of Other Investments	(524.4)	(115.4)	(161.8)
Net Sales (Purchases) of Short-term Investments	5.4	(74.7)	(119.0)
Acquisition of Business	(3.5)	(0.7)	110.0
Disposition of Business	8.8	(12.9)	(152.5)
Other	70.2	(44.7)	26.9

Net Cash Used by Investing Activities	$(1,633.3)	$(919.7)	$(2,107.9)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

UnumProvident Corporation and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Cash Flows from Financing Activities
Deposits to Policyholder Accounts	$2.9	$3.7	$5.0
Maturities and Benefit Payments from Policyholder Accounts	(7.4)	(11.3)	(19.5)
Net Short-term Debt	(227.0)	—	(255.0)
Issuance of Long-term Debt	399.6	300.0	575.0
Issuance of Common Stock	18.1	5.7	551.9
Dividends Paid to Stockholders	(88.7)	(88.4)	(98.1)
Other	(26.5)	(27.8)	(24.5)

Net Cash Provided by Financing Activities	71.0	181.9	734.8

Effect of Foreign Exchange Rate Changes on Cash	(2.6)	2.3	4.9

Net Increase (Decrease) in Cash and Bank Deposits	(61.3)	11.5	(23.0)
Cash and Bank Deposits at Beginning of Year	130.7	119.2	142.2

Cash and Bank Deposits at End of Year	$69.4	$130.7	$119.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 16). The consolidated financial statements include the accounts of UnumProvident Corporation and its subsidiaries (the Company). Material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Description of Business: The Company is the largest provider of group and individual income protection products in the United States and the United Kingdom. It also provides a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services. It markets its products primarily to employers interested in providing benefits to their employees. The Company has three major business segments: U.S. Brokerage, Unum Limited, and Colonial, as well as the Individual Income Protection – Closed Block segment, Other segment, and Corporate segment. See Note 14 for further discussion of the operating segments.

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

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets the Company’s investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $9.3 million and $14.1 million as of December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $3,005.4 million and $2,881.2 million of policy loans ceded to reinsurers at December 31, 2005 and 2004, respectively.

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

The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

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

Loss recognition is generally performed on an annual basis. Insurance contracts are grouped on a basis consistent with the Company’s manner of acquiring, servicing, and measuring profitability of the contracts. If loss recognition testing indicates that deferred policy acquisition costs are not recoverable, the deficiency is charged to expense. The assumptions used in loss recognition testing represent management’s best estimates of future experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

The following table provides the changes in deferred policy acquisition costs:

(in millions of dollars)

	U.S. Brokerage	Unum Limited	Colonial	Individual Income Protection - Closed Block	Corporate and Other	Consolidated
Balances at December 31, 2002	$1,965.8	$107.0	$440.6	$318.3	$0.8	$2,832.5
Capitalized	458.8	33.6	166.1	7.5	(0.1)	665.9
Amortized	(282.0)	(17.0)	(118.3)	(41.3)	—	(458.6)
Foreign Currency and Other	(0.5)	14.7	—	(2.3)	0.2	12.1

Balances at December 31, 2003	2,142.1	138.3	488.4	282.2	0.9	3,051.9

Capitalized	346.0	37.7	173.7	—	(0.1)	557.3
Amortized	(286.3)	(19.2)	(131.2)	—	—	(436.7)
Impairment	—	—	—	(282.2)	—	(282.2)
Foreign Currency and Other	(5.6)	(1.9)	—	—	(0.3)	(7.8)

Balances at December 31, 2004	2,196.2	154.9	530.9	—	0.5	2,882.5

Capitalized	311.9	34.1	173.4	—	—	519.4
Amortized	(306.9)	(21.6)	(134.7)	—	(0.5)	(463.7)
Foreign Currency and Other	—	(24.9)	—	—	—	(24.9)

Balances at December 31, 2005	$2,201.2	$142.5	$569.6	$—	$—	$2,913.3

A change in the Company’s reporting segments during 2004 required the Company to perform, separately for the individual income protection – closed block segment, loss recognition testing for the recoverability of deferred policy acquisition costs. The testing indicated impairment of $282.2 million. See Note 14 for further discussion.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.05 percent to 6.00 percent. The accumulated amortization for value of business acquired was $83.8 million and $75.6 million as of December 31, 2005 and 2004, respectively. The Company periodically reviews the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $477.3 million and $468.6 million as of December 31, 2005 and 2004, respectively.

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

Policy and Contract Benefits: Policy and contract accrued benefits, principally related to accident and health insurance policies, are based on reported losses and estimates of incurred but not reported losses for traditional life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders’ policy fund balances.

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

Deferred Gain or Loss on Reinsurance: The Company is a party to various reinsurance agreements. Where applicable, gains or losses on these transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in the consolidated statements of financial condition at December 31, 2005 and 2004 was $204.2 million and $236.4 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of the Company’s subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $353.1 million and $353.0 million at December 31, 2005 and 2004, respectively, and represented approximately 0.7 percent of consolidated assets and 0.7 and 0.8 percent of consolidated liabilities at December 31, 2005 and 2004, respectively.

Accounting Pronouncements Adopted:

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions were applied to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for various stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Had the Company applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars, except share data)
Net Income (Loss), as Reported	$513.6	$(253.0)	$(386.4)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed Under SFAS 148, Net of Tax	0.7	0.8	0.6
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(1.2)	(4.8)	(12.8)

Pro Forma Net Income (Loss)	$513.1	$(257.0)	$(398.6)

Net Income (Loss) Per Share:
Basic - as Reported	$1.74	$(0.86)	$(1.40)
Basic - Pro Forma	$1.73	$(0.87)	$(1.44)
Assuming Dilution - as Reported	$1.64	$(0.86)	$(1.40)
Assuming Dilution - Pro Forma	$1.64	$(0.87)	$(1.44)

Effective October 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. DIG Issue B36 addresses financial accounting and reporting for embedded derivatives in modified coinsurance contracts that incorporate credit risk exposure unrelated to the credit risk of the counterparty to the reinsurance contract and requires the bifurcation of any such derivative from the host reinsurance contract. The Company had two reinsurance contracts for which DIG Issue B36 was applicable, one of which was recaptured in 2005.

The adoption of DIG Issue B36 resulted in a $39.9 million cumulative effect of accounting principle change ($0.14 per common share, basic and assuming dilution), net of $21.4 million in tax. The adoption of DIG Issue B36 requires the change in the fair value of the embedded derivatives to be reported as a realized investment gain or loss during the period of change.

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, requires all stock-based employee compensation, including grants of employee stock options, to be recognized in the financial statements using the fair value based method. SFAS 123(R) is a revision of SFAS 123 and supersedes Opinion 25. The Company will adopt the provisions of SFAS 123(R) effective January 1, 2006. Because the Company adopted the fair value recognition provision of SFAS 123 effective January 1, 2003, the adoption of this pronouncement will have an immaterial effect on the Company’s financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Compensation costs for awards subject to accelerated vesting upon retirement are currently recognized over the explicit service period (subject to acceleration upon an employee’s actual retirement). The Company will continue to apply this accounting policy to share-based awards issued prior to January 1, 2006 and will apply SFAS 123(R) to awards issued after that date. The effect on the Company’s financial position and results of operations, had these costs had been recognized over the period to the date the employee first became eligible to retire, is immaterial.

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97 (SFAS 97), Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company has not yet determined the effect of the adoption of SOP 05-1 on its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses. The Company will adopt the provisions of FSP 115-1 effective January 1, 2006. The adoption of this pronouncement will not have a material effect on the Company’s financial position or results of operations.

Note 2 - Discontinued Operations

During 2003, the Company entered into an agreement to sell its Canadian branch. In conjunction with the classification of the Canadian branch as an asset held for sale, the Company tested the goodwill related to the Canadian branch for impairment and determined that the balance of $190.9 million was impaired. The Company also recognized a loss of $9.3 million before tax and $6.0 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. These two charges, which total $196.9 million after tax, were included in the 2003 loss from discontinued operations. The Company recognized an additional loss of $0.6 million before tax and $0.4 million after tax in the first quarter of 2004 to further write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed April 30, 2004, and in the second quarter of 2004, the Company recognized a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 2 - Discontinued Operations - Continued

Selected results for the Canadian branch are as follows:

	Year Ended December 31
	2004	2003
	(in millions of dollars, except share data)
Premium Income	$124.5	$351.2

Total Revenue	$146.2	$408.1

Income Before Income Tax, Excluding Loss on Sale and Write-downs	$16.2	$54.4
Loss on Sale and Write-downs	(113.6)	(200.2)

Loss Before Income Tax	$(97.4)	$(145.8)

Income Excluding Loss on Sale and Write-downs	$10.5	$35.2
Loss on Sale and Write-downs, Net of Income Tax	(71.3)	(196.9)

Loss	$(60.8)	$(161.7)

Loss per Share
Basic	$(0.21)	$(0.58)
Assuming Dilution	$(0.21)	$(0.58)

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

The carrying amounts and fair values of the Company’s financial instruments are presented as follows.

	December 31 (in millions of dollars)
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Fixed Maturity Securities
Available-for-Sale	$34,593.2	$34,593.2	$32,019.9	$32,019.9
Derivatives Hedging Available-for-Sale	269.8	269.8	317.8	317.8
DIG Issue B36 Embedded Derivatives	(6.2)	(6.2)	150.7	150.7
Equity Securities	13.6	13.6	12.9	12.9
Mortgage Loans	739.4	750.0	498.2	530.2
Policy Loans	3,201.4	3,201.4	3,073.6	3,073.6
Short-term Investments	417.9	417.9	410.2	410.2
Cash and Bank Deposits	69.4	69.4	130.7	130.7
Deposit Assets	—	—	278.0	278.0

Liabilities
Policyholders’ Funds
Deferred Annuity Products	1,149.8	1,149.8	1,239.9	1,239.9
Other	550.4	550.4	623.5	623.5
Short-term Debt	—	—	227.0	229.4
Long-term Debt	3,261.6	3,884.7	2,862.0	3,061.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments

Fixed Maturity and Equity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2005 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,487.9	$124.3	$9.6	$2,602.6
States, Municipalities, and Political Subdivisions	61.0	3.2	—	64.2
Foreign Governments	689.8	124.5	—	814.3
Public Utilities	4,256.2	373.2	28.5	4,600.9
Mortgage/Asset-Backed Securities	4,177.3	274.3	20.3	4,431.3
Derivative Instruments	15.9	377.2	129.5	263.6
All Other Corporate Bonds	20,226.0	1,941.9	243.4	21,924.5
Redeemable Preferred Stocks	148.0	9.3	1.9	155.4

Total Fixed Maturity Securities	32,062.1	3,227.9	433.2	34,856.8
Equity Securities	13.3	0.5	0.2	13.6

Total	$32,075.4	$3,228.4	$433.4	$34,870.4

	December 31, 2004 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,910.2	$62.5	$110.8	$1,861.9
States, Municipalities, and Political Subdivisions	47.1	3.7	—	50.8
Foreign Governments	831.6	110.5	1.2	940.9
Public Utilities	3,602.3	369.8	17.3	3,954.8
Mortgage/Asset-Backed Securities	3,847.8	361.2	2.7	4,206.3
Derivative Instruments	32.7	513.1	77.3	468.5
All Other Corporate Bonds	18,707.8	2,322.5	134.2	20,896.1
Redeemable Preferred Stocks	98.4	11.3	0.6	109.1

Total Fixed Maturity Securities	29,077.9	3,754.6	344.1	32,488.4
Equity Securities	13.7	0.1	0.9	12.9

Total	$29,091.6	$3,754.7	$345.0	$32,501.3

Of the $431.3 million in gross unrealized losses on fixed maturity bonds and the derivatives that hedge these bonds at December 31, 2005, $343.5 million, or 79.6 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

The gross unrealized loss on below-investment-grade fixed maturity bonds (securities rated below Baa3 by Moody’s Investors Service or an equivalent internal rating) was $87.8 million at December 31, 2005, or 20.4 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

The following chart indicates the length of time the Company’s investment-grade and below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2005. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on December 31, 2005. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships subsequent to December 31, 2005.

	December 31, 2005 (in millions of dollars, except issuer data)
	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
1 year or less
fair value < 100% >= 70% of amortized cost	$4,683.8	$104.6	196

Over 1 year
fair value < 100% >= 70% of amortized cost	1,512.6	212.5	48
fair value < 70% >= 40% of amortized cost	43.9	26.4	1

Subtotal	1,556.5	238.9	49

Total	$6,240.3	$343.5	245

Below-Investment-Grade
1 year or less
fair value < 100% >= 70% of amortized cost	$563.1	$40.4	45
fair value < 70% >= 40% of amortized cost	24.2	15.2	2

Subtotal	587.3	55.6	47

Over 1 year
fair value < 100% >= 70% of amortized cost	305.6	27.4	16
fair value < 70% >= 40% of amortized cost	5.7	4.8	1

Subtotal	311.3	32.2	17

Total	$898.6	$87.8	64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

As of December 31, 2005, the Company held two securities with a gross unrealized loss of $10.0 million or greater, as follows:

	December 31, 2005 (in millions of dollars)
	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade
Principal Protected Equity Linked Note	$43.9	$26.4	> 3 years

Below-Investment-Grade
U.S. Based Automobile Manufacturer	$33.2	$13.1	> 270 days <= 1 year

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

	December 31, 2005 (in millions of dollars)
	Amortized Cost	Fair Value
Available-for-Sale Securities
1 year or less	$362.5	$431.4
Over 1 year through 5 years	2,513.6	2,625.5
Over 5 years through 10 years	5,846.8	6,337.4
Over 10 years	19,161.9	21,031.2

	27,884.8	30,425.5
Mortgage/Asset-Backed Securities	4,177.3	4,431.3

Total	$32,062.1	$34,856.8

At December 31, 2005, the total investment in below-investment-grade fixed maturity securities was $2,180.7 million or 6.0 percent of the fair value of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,157.2 million.

The Company has four special purpose entities which support the Company’s investment objectives and which are consolidated under the provisions of Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. These entities are securitized asset trusts and contain specific financial instruments that do not include the Company’s common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair values of the underlying forward and swap contracts equaled $153.1 million as of December 31, 2005, and are reported as fixed maturity securities in the consolidated statements of financial condition. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. The Company contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow the Company to maintain its investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $78.0 million, $10.3 million, and $46.1 million, respectively, as of December 31, 2005.

The Company has a significant investment in, but is not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which the Company holds interests in several of the tranches and for which the Company acts as investment manager of the underlying securities. This special purpose entity does not meet the consolidation requirements of FIN 46(R). The Company issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The outstanding balance of all tranches was $178.2 million at December 31, 2005, of which third parties hold $126.3 million. These third parties have no recourse against the Company. The total value of the CBO assets is $117.3 million at December 31, 2005. The Company’s maximum exposure to loss for the fixed maturity securities is $21.5 million at December 31, 2005.

At December 31, 2005, the Company had capital commitments of approximately $13.1 million to fund certain of its private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

Deposit assets in the form of marketable securities held in trust for certain reinsurance contracts are reported in miscellaneous assets in the consolidated statements of financial condition. Under the provisions of DIG Issue B36, the net unrealized gain is attributed to the value of the embedded derivative and is reported as such in fixed maturity securities.

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

Mortgage Loans

Mortgage loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired mortgage loans at December 31, 2005 or 2004.

At December 31, 2005, the Company had capital commitments of approximately $58.0 million for commercial mortgage loan originations. The funds will be due at closing of the mortgage loans.

Investment Valuation Allowances

At December 31, 2005 and 2004 the Company had real estate investment allowances totaling $7.6 million and $9.3 million, respectively. Deductions for allowances released upon disposal or restructuring totaled $1.7 million in 2005 and $10.6 million in 2003. There were no deductions in 2004 and no additions in 2005, 2004, and 2003.

There were no additional investment valuation allowances at December 31, 2005 and 2004.

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Fixed Maturity Securities	$2,151.3	$2,125.6	$2,103.8
Equity Securities	—	—	0.7
Mortgage Loans	43.0	38.0	48.7
Real Estate	0.4	3.1	2.6
Policy Loans	17.4	11.4	11.6
Other Long-term Investments	8.5	1.9	9.9
Short-term Investments	10.8	8.9	10.7

Gross Investment Income	2,231.4	2,188.9	2,188.0
Less Investment Expenses	19.9	12.4	11.3
Less Investment Income on PFA Assets	23.2	17.8	18.3

Net Investment Income	$2,188.3	$2,158.7	$2,158.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains	$74.4	$64.3	$127.0
Gross Losses	(95.7)	(141.3)	(334.4)
Equity Securities	1.0	6.9	4.5
Mortgage Loans, Real Estate, and Other Invested Assets	16.6	5.9	12.3
Deposit Assets	5.2	4.9	15.6
Change in Fair Value of DIG Issue B36 Derivatives	(7.9)	88.6	0.8
Other Derivatives	(0.3)	(0.1)	0.4

Realized Investment Gain (Loss)	$(6.7)	$29.2	$(173.8)

Other Comprehensive Income

The components of the change in the net unrealized gain on securities and the change in the net gain on cash flow hedges included in other comprehensive income (loss) are as follows.

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Change in Net Unrealized Gain Before Reclassification Adjustment	$(394.1)	$644.0	$629.7
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	6.7	(29.2)	173.8
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Discontinued Operations	—	(139.4)	12.2
Cumulative Effect Transition Adjustment for DIG Issue B36	—	—	(134.5)
Change in Net Gain on Cash Flow Hedges	56.1	121.7	113.6
Change in Net Unrealized Gain on Deposit Assets	—	—	(0.6)
Change in the Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(29.6)	(115.8)	(367.3)
Change in Tax Liability	128.2	(173.4)	(172.1)

Total	$(232.7)	$307.9	$254.8

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

To help limit the credit exposure of the derivatives, the Company has entered into master netting agreements with its counterparties whereby contracts in a gain position can be offset against contracts in a loss position. The Company also typically enters into bilateral, cross-collateralization agreements with its counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. The Company’s current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $63.4 million at December 31, 2005.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2002	$5.9	$966.0	$410.9	$—	$1,382.8
Additions	52.2	2,795.0	1,097.8	—	3,945.0
Terminations	—	500.0	826.6	—	1,326.6

Balance at December 31, 2003	58.1	3,261.0	682.1	—	4,001.2
Additions	688.4	15.0	218.2	785.0	1,706.6
Terminations	39.2	149.0	723.7	—	911.9

Balance at December 31, 2004	707.3	3,127.0	176.6	785.0	4,795.9
Additions	400.0	560.0	278.4	31.0	1,269.4
Terminations	16.9	927.0	46.9	468.0	1,458.8

Balance at December 31, 2005	$1,090.4	$2,760.0	$408.1	$348.0	$4,606.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2005, whereby the Company receives a fixed rate and pays a variable rate. The weighted average interest rates assume current market conditions.

	2006	2007	2008	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/ Pay Variable
Notional Value	$575.0	$540.0	$485.0	$380.0	$240.0	$205.0	$185.0	$150.0	$2,760.0
Weighted Average Receive Rate	6.57%	7.32%	6.70%	6.50%	6.51%	6.58%	6.49%	6.66%	6.73%
Weighted Average Pay Rate	4.54%	5.02%	4.54%	4.54%	4.54%	4.54%	4.54%	4.54%	4.63%

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

The settlement dates of the forward contracts correspond to the settlement dates of the previously mentioned forward interest rate swap agreements. This combination of derivative instruments allows the Company to lock in the interest rate component and the credit spread component of yields on future bond purchases. The Company did not have any of these derivative contracts outstanding at December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

During 2005, the Company entered into several foreign currency interest rate swaps and a foreign currency forward contract in order to hedge the currency risk of U.S. dollar denominated debt which will be serviced by dividends in British pound sterling from one of the Company’s U.K. subsidiaries. Under the terms of the foreign currency interest rate swaps, the Company receives a fixed rate of interest denominated in U.S. dollars and pays a fixed rate of interest denominated in British pound sterling. Certain of these swaps require an exchange of principal and interest during their term, and certain of them require an exchange of interest only. The foreign currency forward contract requires the Company to receive a fixed amount of U.S. dollars and pay a fixed amount of British pound sterling. This currency forward is scheduled to mature at the same time the hedged debt matures. The purpose of these derivatives is to eliminate the variability of functional currency cash flows associated with the debt payments serviced by British pound sterling dividends.

The Company has invested in certain structured fixed maturity securities that contain embedded derivatives. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

During 2005 and 2004, the Company purchased options on forward interest rate swaps in order to hedge the interest rate risk on certain insurance liabilities with minimum interest rate guarantees. By purchasing options on the interest rate swaps, the Company is able to lock in the minimum investment yields needed to meet the required interest rate guarantee on these insurance liabilities. If interest rates rise above the option’s strike rate, the Company will not exercise the option, but will instead invest at the higher rates. If interest rates fall below the option’s strike rate, the Company will exercise the option to enter a receive fixed/pay floating forward interest rate swap. In the event the options are exercised, the Company intends to settle for cash the forward interest rate swap agreements prior to commencement of the exchange of interest payments. These cash flows are hedged through the year 2006.

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

During 2005, the Company entered into a forward treasury lock which, by taking a long position, allowed the Company to lock in the interest rate on the future purchase of a specific U.S. Treasury bond. This derivative was identified as a cash flow hedge and was used to minimize the interest rate risk related to the purchase price of a certain fixed maturity security. Because the purchase price of the security was partially determined by the change in the interest rate of a specific twenty year U.S. Treasury bond, the forward treasury lock allowed the Company to hedge the projected cash flows associated with the purchase of the security. The Company terminated the treasury lock, for cash, at the time the security was purchased.

During 2005, the Company entered into a foreign currency forward contract whereby it will receive a fixed amount of U.S. dollars and pay a fixed amount of foreign currency. The purpose of this derivative is to hedge the variability of functional currency cash flows associated with the anticipated receipt of foreign currency proceeds from the settlement of a bankruptcy claim related to a fixed maturity security owned by the Company. The Company intends to terminate this derivative, for cash, at the time the bankruptcy claim proceeds are received.

During 2004 and 2003, the Company entered into certain foreign currency forward contracts whereby the Company agreed to pay its counterparty a specific Canadian dollar denominated notional amount in exchange for a specific U.S. dollar denominated notional amount. These derivatives were identified as cash flow hedges and were used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

eliminate the variability of functional currency cash flows associated with the proceeds from the sale of the Canadian branch. The Company terminated these currency forwards, for cash, at the time of the closing of the sale of the branch and recognized a gain of $2.4 million which was reported as a component of the loss from discontinued operations.

As discussed in Note 1, effective October 1, 2003, the Company adopted the provisions of DIG Issue B36. The Company had two reinsurance contracts for which DIG Issue B36 was applicable, one of which was recaptured during 2005. Prior to recapture, the Company included in miscellaneous assets a deposit asset for the applicable reinsurance contract. At the time of recapture, the receivable in the deposit asset was settled, the derivative was terminated, and the assets were recorded using the market value of $1,621.7 million that existed on that date. The difference in the book value transferred out of the deposit asset account, which was $1,472.7 million, and the market value recorded equaled the embedded derivative market value component of $149.0 million. The time value component of $9.4 million was recognized as a realized investment loss. The fair value of the embedded derivative related to the remaining applicable reinsurance contract was $(6.2) million as of December 31, 2005. The change in fair value of DIG Issue B36 derivatives is reported as a realized investment gain or loss during the period of change.

During the years ended December 31, 2005, 2004, and 2003, the Company recognized net gains of $120.7 million, $29.1 million, and $79.6 million, respectively, on the termination of cash flow hedges and reported $121.0 million, $29.2 million, and $79.1 million, respectively, in other comprehensive income and $(0.3) million, $(0.1) million, and $0.5 million, respectively, as a component of realized investment gains and losses. The Company amortized $21.8 million of net deferred gains into net investment income during 2005, $20.7 million during 2004, and $17.3 million during 2003. The estimated amount of net deferred gains to be amortized into operating earnings during 2006 is $23.8 million.

The notional amount of derivatives outstanding under the hedge programs was $4,606.5 million at December 31, 2005. For the year ended December 31, 2005, there was no material ineffectiveness related to the Company’s derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Additionally, there were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring as anticipated.

Note 6 - Acquisitions and Dispositions

Acquisitions

During 2005, the Company acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 6 - Acquisitions and Dispositions - Continued

A reconciliation of value of business acquired is as follows:

	2005	2004	2003
	(in millions of dollars)
Balance at January 1	$101.5	$463.5	$456.2
Acquisition of Business	—	15.4	36.6
Interest Accrued	5.2	6.3	36.4
Amortization	(20.3)	(22.1)	(73.9)
Impairment	—	(367.1)	—
Foreign Currency	(7.9)	5.5	8.2

Balance at December 31	$78.5	$101.5	$463.5

During 2004, the Company recognized an impairment of $367.1 million for the remaining balance of the individual income protection – closed block value of business acquired. The impairment related to the restructuring of this business and the resulting modification of the Company’s reporting segments. See Note 14 for further discussion.

The estimated net amortization of value of business acquired for each of the next five years is $7.7 million in each of the years 2006, 2007, and 2008, $8.6 million in 2009, and $8.8 million in 2010.

Dispositions

During 2005, Unum Limited completed the sale of its Netherlands branch. The gain on the sale was $5.7 million before tax and $4.0 million after tax.

During 2004, the Company completed the sale of its Canadian branch. See Note 2 for further discussion.

In 2003, the Company entered into an agreement to sell its wholly-owned subsidiary Unum Japan Accident Insurance Co., Ltd. The Company also entered into an agreement with the buyer to reinsure certain existing income protection business and had a continuing presence in the operation throughout 2004. Upon initially entering into the agreement in 2003, the Company recognized a before tax impairment loss of $1.2 million and an after tax gain of $6.0 million. The transaction closed in 2004, at which time the Company received $18.8 million and recorded a receivable of $4.7 million to be paid in 2006, net of indemnification claims, if any. At December 31, 2005, the Company estimated that approximately 75 percent of that amount would be received in 2006. The remainder of the balance of the receivable was expensed.

In 2003, the Company wrote down the book value of its Argentinean operation to the estimated fair value less cost to sell and at that time recognized an impairment loss of $13.5 million before tax and $11.3 million after tax. During 2004, the Company reduced its ownership position in this operation to 40 percent and reported a before-tax loss of $4.7 million and an after-tax gain of $2.7 million. In 2005, the Company disposed of its remaining 40 percent ownership position and recognized an after tax gain of $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2005	2004	2003
	(in millions of dollars)
Balance at January 1	$22,285.1	$20,397.5	$17,878.9
Less Reinsurance Receivables	3,096.2	2,654.5	2,435.8

Net Balance at January 1	19,188.9	17,743.0	15,443.1
Acquisition of Business - Note 6	—	267.0	285.9
Recapture of Business - Note 13	934.8	—	—
Incurred Related to
Current Year	5,188.3	5,471.5	5,241.7
Prior Years
Interest	1,066.9	1,005.0	933.0
Incurred	442.9	335.6	1,048.4
Foreign Currency	(224.2)	128.7	275.0

Total Incurred	6,473.9	6,940.8	7,498.1

Paid Related to
Current Year	(1,692.1)	(1,726.3)	(1,720.7)
Prior Years	(4,125.1)	(4,035.6)	(3,763.4)

Total Paid	(5,817.2)	(5,761.9)	(5,484.1)

Net Balance at December 31	20,780.4	19,188.9	17,743.0
Plus Reinsurance Receivables	2,267.3	3,096.2	2,654.5

Balance at December 31	$23,047.7	$22,285.1	$20,397.5

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at the average reserve discount rate used by the Company during 2005, 2004, and 2003.

During 2005, the Company implemented the procedural and organizational changes outlined in the multistate settlement agreements and resulting from other process improvement initiatives. Implementation of the procedural and organizational changes temporarily reduced the operating effectiveness of the Company’s U.S. Brokerage claims management performance. This resulted in an increase in the change in the provision during 2005 and 2004 for incurred claims and claim adjustment expenses related to prior years. The change in provision for 2005 also includes a portion of the reserve charge recorded in connection with the 2005 California Department of Insurance settlement agreement and related matters. The change in provision for 2004 includes a portion of the reserve charge recorded in conjunction with the 2004 multistate settlement agreements as well as the reserve strengthening for the individual income protection – closed block business. The net increase reported for 2003 includes the $894.0 million for the two reserve strengthenings related to the U.S. Brokerage group income protection business, all of which was related to prior year incurred claims. See further discussion as follows for the reserve strengthenings and Note 15 for further discussion of the settlement agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

In April 2004, the Company completed an analysis of the assumptions related to its individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, the Company lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the duration of the assets and the related policy liabilities. Based on the April 2004 analysis, in the first quarter of 2004 the Company increased its individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect its current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net Individual Income Protection – Closed Block segment reserves as of March 31, 2004, which equaled $9.530 billion prior to this increase. In conjunction with this restructuring of the individual income protection – closed block business and the subsequent reserve strengthening, reinsurance, and other related adjustments, the net increase in the reserve liability reported in the preceding table for 2004 for total incurred claims was $237.9 million, $0.5 million of which was related to current year incurred claims and $237.4 million to prior year incurred claims.

In January 2004, the Company completed its annual review of claim reserves to ensure that its claim reserves make adequate and reasonable provision for future benefits and expenses. Based upon this review, the Company increased its U.S. Brokerage group income protection claim reserves as of December 31, 2003 by $440.0 million before tax, or $286.0 million after tax. Approximately $300.0 million of the reserve strengthening reflected implementation of a lower discount rate for the Company’s group income protection claim reserves. The discount rate was lowered to reflect the Company’s actual change in investment portfolio yield rates during 2003, the expectation of future investment portfolio yield rates, and the Company’s new discount rate management approach of maintaining a wider spread between its group income protection portfolio investment yield rate and its average discount rate. The Company’s new discount rate management approach is intended to better reflect the current investment environment and position the Company to be more responsive with discount rates on new incurred claims as changes to the investment environment emerge. Approximately $140.0 million of the reserve increase related to a strengthening of the morbidity assumptions to reflect the impact of the Company’s view of a continuing jobless economic recovery on claim incidence and severity. Of this amount, approximately $64.0 million was established to reflect higher claim incidence expectations. Claim incidence in the second half of 2003 was 8.4 percent higher than the first half of the year and 5.8 percent above the second half of 2002. Claim incidence was expected to continue at an elevated level for several quarters as the Company believed that early indications of a recovering economy were not yet reflected in improved consumer confidence or job creation. Also included in the $140.0 million strengthening was approximately $76.0 million to reflect higher severity expectations driven primarily by a lengthening of claim duration expectations in those claims that had been open 36 months or longer. The $440.0 million reserve increase represented a 6.6 percent increase in total net U.S. Brokerage group income protection reserves as of December 31, 2003, which totaled $6.674 billion prior to this increase.

In April 2003, the Company completed an analysis of its assumptions related to its U.S. Brokerage group long-term income protection claim reserves. Included in the analysis was a review of active claim reserves, incurred but not reported (IBNR) reserves, and claim reopen reserves. An active claim reserve is established for future benefit payments when a claim is incurred and reported to the Company. IBNR reserves are established on claims which are estimated to have been incurred but not yet reported to the Company. Claim reopen reserves are established for those claimants who have previously recovered but who are anticipated to return to disabled status under the same disability and within a specified period of time, as contractually allowed by the disability policy. The analysis was initiated based on lower claim resolution rates observed during the first quarter of 2003. The claim resolution rate is the rate of probability that a disability claimant will recover, die, or reach maximum benefit limits and no longer receive benefit payments from the Company. Generally, claim resolution rates vary by the age of the claimant at the time of disability, duration or length

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

of time since the disability initially occurred, and claim diagnosis. The claim resolution rates for group long-term income protection during the first quarter of 2003 were below levels anticipated for reserves and were lower than those experienced in the full years 2002, 2001, and 2000. The analysis indicated not only a decrease in overall claim resolution rates, but also a change in claim resolution rates by claim duration. The analysis of emerging claim resolution rates and the reasons driving the changes resulted in a reduction in the Company’s long-term expectations with respect to claim resolution rates. The Company’s long-term expectations applied to all claims incurred regardless of the date of incurral. In addition, the Company reviewed the reserve discount rate, which is the interest rate at which future cash flows for benefits and expenses to be paid are discounted to determine the current value of those cash flows. The Company concluded at that time that a change in its discount rate assumptions was not warranted. Based on the April 2003 analysis, in the first quarter of 2003 the Company increased its U.S. Brokerage group long-term income protection claim reserves by $454.0 million before tax, or $295.1 million after tax, to reflect its current estimate of future benefit obligations. The active claim reserve for claims already reported to the Company and still in open claim status was increased by $516.0 million, the IBNR reserve was decreased by $23.0 million, and the reopen reserve was decreased by $39.0 million before tax. The first quarter 2003 change represented a 7.8 percent increase in total net U.S. Brokerage group income protection reserves as of March 31, 2003, which equaled $5.828 billion prior to this increase.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated statements of financial condition to the liability for unpaid claims and claim adjustment expense is as follows:

	December 31
	2005	2004	2003
	(in millions of dollars)
Policy and Contract Benefits	$2,063.4	$1,841.6	$1,928.4
Reserves for Future Policy and Contract Benefits	34,041.5	33,224.8	31,112.0

Total	36,104.9	35,066.4	33,040.4
Less:
Life Reserves for Future Policy and Contract Benefits	7,471.3	7,280.0	7,041.0
Accident and Health Active Life Reserves	4,464.6	4,409.6	4,691.1
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	1,121.3	1,091.7	910.8

Liability for Unpaid Claims and Claim Adjustment Expense	$23,047.7	$22,285.1	$20,397.5

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Changes in these adjustments are reported as a component of other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Income (Loss) from Continuing Operations	$196.0	$(67.3)	$(170.6)
Income (Loss) from Discontinued Operations	—	(36.6)	15.9
Cumulative Effect of Accounting Principle Change	—	—	21.4
Stockholders’ Equity - Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	(147.9)	130.8	132.3
Net Gain on Cash Flow Hedges	19.7	42.6	39.8
Foreign Currency Translation Adjustment	(0.2)	(3.3)	34.0
Minimum Pension Liability Adjustment	(6.7)	(18.3)	11.0
Stockholders’ Equity - Additional Paid-in Capital Stock Option Compensation	(4.5)	(0.1)	—

Total Income Tax Expense	$56.4	$47.8	$83.8

A reconciliation of the income tax expense (benefit) attributable to income (loss) from continuing operations before income tax and cumulative effect of accounting principle change, computed at U.S. federal statutory tax rates to the income tax expense (benefit) as included in the consolidated statements of operations, is as follows.

	Year Ended December 31
	2005	2004	2003
Statutory Income Tax	35.0%	35.0%	35.0%
Goodwill Impairment	—	(28.0)	—
Prior Year Tax Settlements	(6.4)	19.3	0.1
Tax Basis on Sale of Foreign Subsidiaries	—	2.2	1.0
Fines and Penalties	0.4	(2.1)	(0.1)
Tax-exempt Investment Income	(0.8)	1.7	1.8
Change in Valuation Allowance	—	—	1.7
Other Items, Net	(0.6)	(2.2)	(0.3)

Effective Tax	27.6%	25.9%	39.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

The net deferred income tax liability consists of the following:

	December 31
	2005	2004
	(in millions of dollars)
Deferred Tax Liability
Deferred Policy Acquisition Costs	$538.3	$574.5
Invested Assets	563.1	659.4
Other	153.3	229.2

Gross Deferred Tax Liability	1,254.7	1,463.1

Deferred Tax Asset
Loss Carryforwards	65.6	206.7
Employee Benefits	172.4	158.1
Other	33.3	44.0

Gross Deferred Tax Asset	271.3	408.8
Less Valuation Allowance	6.3	6.3

Net Deferred Tax Asset	265.0	402.5

Total Net Deferred Tax Liability	$989.7	$1,060.6

Under the Life Insurance Company Tax Act of 1959, U.S. stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the Homeland Investment Act of 2004 was enacted. The Homeland Investment Act of 2004 provides, in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 will not be taxed.

The amount of the policyholders’ surplus accounts of the Company’s U.S. insurance subsidiaries at December 31, 2004, was approximately $228.8 million. Distributions made during 2005 by these life insurance subsidiaries, including dividend distributions, were deemed to occur first from the policyholders’ surplus accounts. As a result, the Company’s U.S. life insurance subsidiaries distributed as dividends the remaining balance of their policyholders’ surplus account to the holding company during 2005. This resulted in the elimination of a future potential tax of approximately $80.1 million which had not previously been provided for in current or deferred taxes because management considered the conditions under which such a tax would be paid to be remote.

The Homeland Investment Act of 2004 provides a deduction of 85 percent of certain foreign earnings that were repatriated during 2005, up to a maximum of $500.0 million. For the portion of unremitted foreign earnings of its non-U.S. operations that had been considered to be permanently reinvested, the Company had not previously provided U.S. income taxes. During the fourth quarter of 2005, the Company repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiary. The Company recorded current taxes payable on those previously unremitted foreign earnings of approximately $15.3 million and recorded a tax benefit of approximately $18.6 million as a result of the reversal of the deferred tax liability related to such unremitted earnings. Remaining amounts of unremitted earnings are considered permanently invested in the foreign subsidiaries, and no taxes have therefore been provided on those amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

The Company’s consolidated statements of operations include the following amounts of income subject to foreign taxation, including the results of the Canadian branch discontinued operations, and the related foreign income tax expense (benefit):

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Income Before Tax Subject to Foreign Taxation	$179.8	$61.7	$168.7

Foreign Income Tax Expense (Benefit)
Current	$50.3	$75.5	$48.4
Deferred	0.6	(69.6)	(3.0)

Total Foreign Income Tax Expense	$50.9	$5.9	$45.4

During the first quarter of 2005, the Internal Revenue Service (IRS) completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR) in April 2005. Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. Subsequently, the Company paid the IRS for proposed adjustments for tax years 1999 through 2001 and recorded an income tax benefit of an additional $2.0 million, net of the payment, pertaining to the items paid. The Company will file claims for refund on disputed issues in the IRS report. The Company also recognized $3.0 million of net investment income as a result of refunds received from the IRS during the year. Additionally, in 2005, the Company recognized an income tax benefit of approximately $10.8 million in connection with the finalization of income tax reviews of the Company’s U.K. subsidiaries.

During 2004, the Company obtained a judgment in refund litigation for tax year 1984, and as a result was entitled to a refund of tax plus interest for 1984 and for tax years subsequent to 1984 in which the IRS took inconsistent positions on the deductibility of the insurance tax reserves that were the subject of the litigation and for which the Company paid tax based on the IRS’ positions. As a result of the judgment, interest income before taxes was increased by $14.0 million and results from operations were increased by $26.2 million, after taxes.

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

The Company is under continuous examination by the IRS and other tax authorities in areas wherein the Company has significant business operations. The current IRS examination covers the tax years 2002 through 2004. Management believes sufficient provision has been made for potential adjustments and that any future adjustment will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

As of December 31, 2005, the Company’s subsidiaries had net operating loss carryforwards in the U.S. of approximately $144.9 million, and capital loss carryforwards of $7.7 million. The majority of the net operating loss carryforwards will expire in 2019. Capital loss carryforwards of $7.7 million will expire in 2008. As of December 31, 2005, the Company’s foreign subsidiaries had net operating loss carryforwards of $6.0 million for which a full valuation allowance has been established because in management’s judgment, the Company will most likely not realize a tax benefit for these losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 8 - Income Tax - Continued

Total income taxes paid (refunded) during 2005, 2004, and 2003 were $93.4 million, $91.5 million, and $(3.9) million, respectively.

Note 9 - Debt

At December 31, 2005, the Company had no short-term debt. At December 31, 2004, short-term debt consisted of $200.0 million for the 6.375% notes due in 2005 and $27.0 million for the portion of the Company’s medium-term notes due in 2005. The weighted average interest rate for the current portion of the medium-term notes outstanding during 2004 was 7.2 percent.

Long-term debt consists of the following:

	December 31
	2005	2004
	(in millions of dollars)
Adjustable Conversion Rate Equity Units @ 8.25% due 2008	$575.0	$575.0
Adjustable Conversion Rate Equity Units @ 8.25% due 2009	300.0	300.0
Notes @ 7.25% due 2032, callable at or above par	150.0	150.0
Notes @ 7.375% due 2032, callable at or above par	250.0	250.0
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 6.85%, due 2015, callable at or above par	399.6	—
Notes @ 7.625% due 2011, callable at or above par	575.0	575.0
Junior Subordinated Debt Securities @ 7.405% due 2038	300.0	300.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$3,261.6	$2,862.0

The 7.25% notes due 2032 are redeemable at the Company’s option on or after June 25, 2007. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principle maturities are $575.0 million in 2008, $300.0 million in 2009, and $2,387.0 million in 2011 and thereafter.

In November 2005, the Company issued 6.85% senior debentures due November 15, 2015 in a private offering and received net proceeds of $399.6 million.

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

The scheduled remarketing of the senior note element of the units issued in May 2003 occurred in February 2006, as stipulated by the terms of the original offering, and the Company issued $575.0 million of 5.997% senior notes due May 15, 2008. The Company participated in the remarketing of the units and purchased $400.0 million of the senior notes which were subsequently retired.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the trust in connection with the capital securities offering. The sole assets of the trust are the junior subordinated debt securities. In accordance with the provisions of FIN 46(R), the Company reports these securities as long-term debt in the consolidated statements of financial condition.

The Company has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable the Company to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and the Company’s capital needs.

Interest paid on short-term and long-term debt and related securities during 2005, 2004, and 2003 was $210.7 million, $205.2 million, and $182.2 million, respectively.

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

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004	2005	2004
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$727.3	$599.6	$144.8	$110.2	$188.3	$192.0
Service Cost	35.2	29.4	8.3	8.6	4.2	4.1
Interest Cost	43.7	37.1	7.5	6.5	10.4	10.9
Plan Participant Contributions	—	—	—	—	2.8	2.7
Plan Amendments	—	—	—	—	—	(8.8)
Actuarial (Gain) Loss	47.6	72.9	8.8	12.8	(0.4)	1.4
Benefits Paid	(11.9)	(11.7)	(2.6)	(3.2)	(15.5)	(14.0)
Curtailment	—	—	—	(1.1)	—	—
Change in Foreign Exchange Rates	—	—	(13.9)	11.0	—	—

Benefit Obligation at End of Year	$841.9	$727.3	$152.9	$144.8	$189.8	$188.3

Accumulated Benefit Obligation at December 31	$723.2	$630.6	$135.6	$128.4	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$478.1	$423.8	$94.2	$73.9	$11.8	$11.8
Actual Return on Plan Assets	23.1	42.9	15.9	8.3	0.4	0.6
Employer Contributions	26.1	23.1	8.8	9.0	12.4	10.7
Plan Participant Contributions	—	—	—	—	2.8	2.7
Benefits Paid	(11.9)	(11.7)	(2.6)	(3.2)	(15.5)	(14.0)
Change in Foreign Exchange Rates	—	—	(8.8)	6.2	—	—

Fair Value of Plan Assets at End of Year	$515.4	$478.1	$107.5	$94.2	$11.9	$11.8

Underfunded Status	$(326.5)	$(249.2)	$(45.4)	$(50.6)	$(177.9)	$(176.5)
Unrecognized Net Actuarial Loss	363.9	318.2	50.2	58.8	12.0	12.9
Unrecognized Prior Service Cost	(11.4)	(14.2)	—	—	(19.5)	(24.1)
Unrecognized Net Transition Asset	—	—	(0.3)	(0.5)	—	—

Net Amount Recognized	$26.0	$54.8	$4.5	$7.7	$(185.4)	$(187.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $979.3 million, $843.4 million, and $607.5 million, respectively, as of December 31, 2005, and $857.9 million, $744.9 million, and $558.6 million, respectively, as of December 31, 2004.

Amounts recognized in the consolidated statements of financial condition for the Company’s pension plans consist of the following:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits
	2005	2004	2005	2004
	(in millions of dollars)
Prepaid Benefit Cost	$—	$—	$2.0	$2.5
Accrued Benefit Liability	(207.6)	(152.2)	(27.6)	(33.9)
Minimum Pension Liability Adjustment in Accumulated Other Comprehensive Income (Loss), Before Tax	233.6	207.0	30.1	39.1

Net Amount Recognized	$26.0	$54.8	$4.5	$7.7

The weighted average assumptions used in the measurement of the Company’s benefit obligations as of December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Discount Rate	5.80%	6.05%	4.82%	5.25%	5.50%	5.70%
Rate of Compensation Increase	4.70%	4.60%	4.70%	4.86%	—	—

The weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Discount Rate	6.05%	6.25%	5.25%	5.61%	5.70%	6.10%
Expected Return on Plan Assets	8.50%	8.50%	7.09%	6.58%	5.75%	6.00%
Rate of Compensation Increase	4.60%	4.60%	4.86%	4.77%	—	—

The Company currently sets the discount rate assumption annually for each of its retirement related benefit plans at the measurement date to reflect the yield of a portfolio of high quality long-term fixed income securities matched against the timing and amounts of projected future benefits.

For measurement purposes at December 31, 2005, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2006 was 9.00 percent for benefits payable to retirees prior to Medicare eligibility and 9.80 percent for benefits payable to Medicare eligible retirees. The rate range was assumed to change gradually to a rate of 5.00 percent for 2010 and remain at that level thereafter. For measurement purposes at December 31, 2004, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2005 was 8.75 percent for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

benefits payable to retirees prior to Medicare eligibility and 11.00 percent for benefits payable to Medicare eligible retirees. The rate range was assumed to change gradually to a rate of 5.00 percent for 2008 and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2005 would have increased (decreased) the service cost and interest cost by $1.2 million and $(1.1) million, respectively, and the postretirement benefit obligation by $8.1 million and $(9.7) million, respectively.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in millions of dollars)
Service Cost	$35.2	$29.4	$21.9	$8.3	$8.6	$6.9	$4.2	$4.1	$4.3
Interest Cost	43.7	37.1	33.9	7.5	6.5	4.8	10.4	10.9	14.3
Expected Return on Plan Assets	(40.5)	(36.1)	(29.5)	(6.6)	(5.2)	(3.6)	(0.7)	(0.7)	(0.7)
Net Amortization and Deferral	16.4	13.2	15.5	2.5	2.1	1.9	(3.8)	(3.7)	(1.5)
Curtailment	—	—	—	—	0.7	—	—	(9.4)	—

Total	$54.8	$43.6	$41.8	$11.7	$12.7	$10.0	$10.1	$1.2	$16.4

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

Year	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	Postretirement Benefits	Medicare Part-D Subsidy
	(in millions of dollars)
2006	$10.9	$18.1	$12.8	$(1.3)
2007	12.1	2.7	13.6	(0.7)
2008	13.6	2.9	14.0	(0.7)
2009	15.7	3.2	14.5	(0.7)
2010	18.0	3.6	14.9	(0.7)
2011 - 2015	149.7	22.5	76.6	(2.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The Company’s funded pension plans’ weighted average asset allocations, by asset category, are as follows:

	U.S. Plans Pension Benefits				Non-U.S. Plans Pension Benefits
	2005		2004		2005		2004
	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity Securities	55 - 65%	63%	55 - 65%	62%	60%	64%	60%	62%
Fixed Income Securities	27 - 33	27	27 - 33	28	40	35	40	37
Other	8 - 12	10	8 - 12	10	—	1	—	1

Total		100%		100%		100%		100%

To determine the net periodic pension cost for the U.S. qualified defined benefit pension plan for the year 2005, an 8.5 percent long-term expected rate of return assumption was used. The long-term rate of return assumption is an estimate, based on statistical analysis, of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The investment portfolio contained a diversified blend of large cap, mid cap, small cap equity securities, convertible securities, as well as both investment-grade and below-investment-grade fixed income securities in 2005. The Company’s expectations for the future investment returns of these asset categories were based on a combination of historical market performance and the Company’s evaluations of investment forecasts prepared by external consultants and economists. The methodology underlying the return assumption examined the various elements of the expected return for each asset class including: long-term rates of return, volatility of returns and the correlation of returns between various asset classes. The expected return for the total portfolio was calculated based on the plan’s strategic asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The plan prohibits the use of derivative instruments. During the fourth quarter of 2005, the Company performed a review of the portfolio and elected to add an international equity allocation. Based on the plan’s new asset allocation and changes in capital market assumptions, the Company lowered the expected long-term rate of return assumption to 8.0 percent, which will be used to determine the 2006 net periodic pension cost.

During 2005, the large cap equity manager of the U.S. qualified defined benefit plan elected to sell the Company’s common stock that was previously held in this plan. The investment managers serve as plan fiduciaries and have authority to execute investments based on the plan’s investment policy statement. At December 31, 2004, equity securities in this plan included $8.1 million of holdings in the Company’s common stock. Dividends paid to the plan during 2005 and 2004 were immaterial.

The Company’s funding policy for its U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. The Company had no regulatory contribution requirements for 2005 and 2004; however, the Company elected to make voluntary contributions of $23.0 million and $20.0 million, respectively. The Company expects to make a voluntary contribution of approximately $42.0 million to its U.S. qualified defined benefit pension plan in 2006, based on current pension funding law. The funding policy for the U.S. non-qualified defined benefit pension plan and postretirement plan is to contribute the amount of the benefit payments made during the year.

The Company’s U.K. operation maintains a separate defined benefit plan (Scheme) for eligible employees. The Scheme assets are invested in pooled funds, with a 64 percent global equity securities allocation. The remainder of the assets is predominantly invested in fixed interest bonds and index linked bonds. The long-term rate of return

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

assumption is the best estimate of the average annual assumed return that will be produced from the Scheme assets until current benefits are paid. The Company contributes to the Scheme in accordance with a schedule of contributions which requires the Company to contribute to the Scheme at the rate of at least 20.25 percent of eligible salaries less Company input into a separate defined contribution arrangement, sufficient to meet the minimum funding requirement under U.K. legislation. The Company made contributions of $8.8 million and $8.6 million in 2005 and 2004, respectively. The Company made a $44.2 million contribution into the Scheme in January 2006 and expects to make additional contributions of approximately $9.1 million during 2006.

The Company also maintains a reserve for life insurance benefits payable to certain former retirees covered under the postretirement welfare plan. The expected return assumption for this reserve was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.56 percent and 6.72 percent for 2005 and 2004, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003 to add a voluntary prescription drug benefit for Medicare-eligible retirees to be effective January 1, 2006. The Medicare Act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. The Company reviewed the options available as a result of Medicare reform and aligned the options, as appropriate, for each of its designated groups of retirees.

Based on a preliminary analysis conducted in 2004, the Company expected to qualify for the subsidy for retirees covered under prior Company plans and first reflected it in the 2004 net periodic benefit cost. For retiree groups who are covered by the current retiree medical plan design and active employees who meet certain age and service requirements, the Company amended its postretirement medical plan in 2004 to coordinate with the Medicare Act such that Medicare is the primary payer of prescription drug benefits. The Company also amended its postretirement medical plan in 2004 to eliminate the premium subsidy for employees who had not reached a minimum age of 45 and a specified minimum years of service requirement as of December 31, 2003.

During 2005 the Company confirmed, using final regulations issued by the Centers for Medicare & Medicaid Services on January 21, 2005, that all of its retiree medical plans would qualify for a government subsidy under the Medicare Act and chose to defer coordination with the new prescription drug benefit until 2007. For 2006, the Company will maintain its current retiree medical plans and expects to receive the government subsidy for all retirees. This change is reflected in the 2005 net periodic benefit cost.

Note 11 - Stockholders’ Equity and Earnings Per Share

Common Stock

In 2003, the Company issued 52,877,000 shares of common stock, par value $0.10 per share, in a public offering and received approximately $547.7 million in proceeds after deducting underwriting discounts. Dividends paid per common share were $0.30, $0.30, and $0.3725 for the years ended December 31, 2005, 2004, and 2003, respectively.

Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 11 - Stockholders’ Equity and Earnings Per Share - Continued

Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$513.6	$(253.0)	$(386.4)

Denominator (000s)
Weighted Average Common Shares - Basic	295,776.4	295,224.3	276,132.2
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	14,297.8	—	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	2,438.4	—	—

Weighted Average Common Shares - Assuming Dilution	312,512.6	295,224.3	276,132.2

Net Income (Loss) Per Common Share
Basic	$1.74	$(0.86)	$(1.40)
Assuming Dilution	$1.64	$(0.86)	$(1.40)

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

Options to purchase approximately 12.1 million, 14.4 million, and 16.4 million shares of common stock for the years ended December 31, 2005, 2004, and 2003, respectively, were outstanding but were not included in the computation of earnings per share, assuming dilution, because the exercise prices of the options were greater than the average market price of the Company’s common stock. The purchase contract elements of the units issued in 2004 were also excluded from the computation for the year ended December 31, 2004 because the threshold appreciation price was greater than the average market price of the Company’s common stock.

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

Under the broad-based stock plan of 2001, the Company has available up to 2,000,000 shares of common stock for stock option awards to its employees, officers, consultants, and producers, excluding certain senior officers and directors. The stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2005, 437,500 shares were available for future grants.

Under the stock plan of 1999, the Company has available up to 17,500,000 shares of common stock for awards to its employees, officers, producers, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock awards, dividend equivalent awards, or any other right or interest relating to stock. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. The number of shares available to be issued as restricted stock or unrestricted stock awards under the stock plan of 1999 is limited to 6,125,000 shares. The Company granted 1,192,526 shares, 78,594 shares, and 1,347,874 shares of restricted stock during 2005, 2004, and 2003, respectively, to certain employees and directors with a weighted average grant date value of $17.43, $15.14, and $10.64, respectively, per common share. Compensation cost recognized in the consolidated statements of operations for restricted stock awards is $12.7 million, $4.9 million, and $4.3 million for 2005, 2004, and 2003, respectively. These amounts are not included in the pro forma adjustments presented in Note 1. At December 31, 2005, 7,205,842 shares were available for future grants under the stock plan of 1999.

For the stock plan of 1999, the broad-based stock plan of 2001, and the broad-based stock plan of 2002, the exercise price for stock options issued shall not be less than the fair market value of the Company’s stock as of the grant date.

Summaries of the Company’s stock options issued under the various plans are as follows:

	2005		2004		2003
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Outstanding at January 1	15,636	$30.46	18,246	$30.80	19,232	$31.11
Granted	—	—	—	—	722	17.07
Exercised	(754)	16.31	(218)	13.72	(88)	13.90
Forfeited or Expired	(1,285)	26.83	(2,392)	34.58	(1,620)	29.28

Outstanding at December 31	13,597	31.58	15,636	30.46	18,246	30.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 12 - Incentive Compensation and Stock Purchase Plans - Continued

	December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (000s)	Weighted Average Remaining Years in Contractual Life	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
$ 9 to 19	1,901	4.5	$14.23	1,755	$14.10
20 to 29	6,655	4.3	27.79	6,588	27.85
30 to 39	2,458	1.1	33.98	2,458	33.98
40 to 49	769	2.8	45.54	769	45.54
50 to 59	1,812	3.1	54.57	1,812	54.57

Total	13,595	3.5	31.58	13,382	31.81

Employee Stock Purchase Plan (ESPP)

Substantially all of the Company’s employees are eligible to participate in an ESPP. Under the plan, up to 3,460,000 shares of the Company’s common stock are authorized for issuance. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. The Company sold 154,395 shares, 205,172 shares, and 318,499 shares to employees with a weighted average exercise price of $15.38, $12.88, and $9.73 during the years 2005, 2004, and 2003, respectively.

Compensation Cost under the Fair Value Approach

For the pro forma information presented in Note 1, the fair values of the stock options and the shares purchased under the ESPP were estimated at the date of grant using a Black-Scholes options-pricing model with the following assumptions:

	Year Ended December 31
	2005	2004	2003
Volatility	16.6%	13.5%	25.3%
Risk-free Rate of Return	2.8%	1.2%	2.8%
Dividend Payout Rate per Share	$0.30	$0.30	$0.33
Time of Exercise
Stock Option Plan	—	—	6.0 years
ESPP	3 months	3 months	3 months
Weighted Average Fair Value of Awards Granted During the Year
Stock Option Plan	$—	$—	$2.76
ESPP	$3.29	$2.65	$2.17

Note 13 - Reinsurance

In the normal course of business, the Company assumes reinsurance from and cedes reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, the Company remains contingently liable. The Company evaluates the financial condition of reinsurers and monitors concentration of credit risk to minimize this exposure. The Company may also require assets in trust, letters of credit, or other acceptable collateral to support reinsurance receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 13 - Reinsurance - Continued

The reinsurance receivable at December 31, 2005 relates to approximately 100 companies. Thirteen major companies account for approximately 91 percent of the reinsurance receivable at December 31, 2005, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance receivable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein the Company retains the assets in its general account. Less than one percent of the reinsurance receivable is held by companies either rated below A- by A.M. Best Company or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of operations net of reinsurance ceded.

Reinsurance data is as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Direct Premium Income	$8,077.0	$8,168.5	$7,830.7
Reinsurance Assumed	395.8	396.9	445.7
Reinsurance Ceded	(657.2)	(725.8)	(660.7)

Net Premium Income	$7,815.6	$7,839.6	$7,615.7

Ceded Benefits and Change in Reserves for Future Benefits	$1,110.6	$1,149.7	$1,127.7

During 2005, the Company recaptured its individual income protection – closed block business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business included approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005. The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture therefore did not have a material impact on operating income for the Individual Income Protection – Closed Block segment.

During 2004, the Company restructured its individual income protection – closed block business wherein three of its insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for the Company’s overall consolidated risk above a specified retention limit, which equaled approximately $8.0 billion in existing statutory reserves at the date of the transaction. The maximum risk limit for the reinsurer was approximately $783.0 million initially and grows to approximately $2.6 billion over time, after which any further losses will revert to the Company. These reinsurance transactions were effective as of April 1, 2004. The Company transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under the Company’s retention limit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information

Effective July 1, 2005, the Company modified its reporting segments to separate its United States business from that of its United Kingdom subsidiary, Unum Limited, due to the continued growth in that subsidiary and to recent organizational changes within the Company which established a separate management team to focus solely on the U.S. Brokerage lines of business. The Company’s new reporting segments are comprised of the following: U.S. Brokerage, Unum Limited, Colonial, Individual Income Protection – Closed Block, Other, and Corporate.

The U.S. Brokerage segment includes the Company’s U.S. group income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products. These products are marketed through the Company’s field sales personnel who work in conjunction with independent brokers and consultants. The Company utilizes a distribution model for the sale of individual income protection and individual long-term care insurance products whereby independent brokers and consultants are provided direct access to a sales support center centrally located in the Company’s corporate offices.

The Unum Limited segment includes group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued and marketed primarily to employees at the workplace through an agency field sales force and brokers.

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies that were designed to be distributed to individuals in a non-workplace setting and which were primarily in force prior to the Company’s substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but the Company ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

The Other segment, which has been redefined to include the disability management services business, also includes results from U.S. Brokerage insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

The Corporate segment consists of revenue earned on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

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

In conjunction with the restructuring of the individual income protection – closed block business during 2004, as discussed in Note 13, the Company at that time modified its reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with the Company’s financial restructuring and separation of this business from the lines of business which still actively market new products. In the past, this business had been reported in combination with the individual income protection – recently issued line of business. Prior to 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The separation of the closed block business into a separate reporting segment required the Company to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Also as part of the restructuring, the Company increased its claim reserves for the closed block of individual income protection business $110.6 million before tax. The impairment charges and reserve strengthening, which total $967.0 million before tax, are reported in the Individual Income Protection – Closed Block segment. The after-tax charge of $701.0 million is included in the net loss reported for the year ended December 31, 2004. See Note 7 for further discussion regarding the claim reserve strengthening.

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

Selected data by segment is presented as follows. Segment results for prior years have been reclassified to conform to current year reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Premium Income
U.S. Brokerage
Group Income Protection
Group Long-term Income Protection	$1,961.6	$2,028.6	$2,031.7
Group Short-term Income Protection	566.3	616.1	630.9
Group Life and Accidental Death & Dismemberment
Group Life	1,306.8	1,441.0	1,463.8
Accidental Death & Dismemberment	156.4	182.4	198.6
Supplemental and Voluntary
Individual Income Protection - Recently Issued	425.1	415.6	392.8
Long-term Care	473.2	444.5	404.6
Voluntary Workplace Benefits	339.6	293.4	260.0

	5,229.0	5,421.6	5,382.4

Unum Limited
Group Long-term Income Protection	582.9	501.8	371.2
Group Life	164.1	117.9	60.8
Individual Income Protection	38.3	39.4	45.0

	785.3	659.1	477.0

Colonial
Income Protection	508.9	486.2	464.9
Life	114.0	106.9	96.7
Cancer and Critical Illness	164.1	147.9	131.9

	787.0	741.0	693.5

Individual Income Protection – Closed Block	1,011.7	986.6	1,028.5
Other	2.6	31.3	34.3

	7,815.6	7,839.6	7,615.7

Net Investment Income and Other Income
U.S. Brokerage	1,106.8	1,055.6	1,044.6
Unum Limited	160.3	142.7	116.4
Colonial	100.4	96.8	92.5
Individual Income Protection – Closed Block	865.2	899.4	920.1
Other	334.4	335.6	344.5
Corporate	61.2	66.0	31.6

	2,628.3	2,596.1	2,549.7

Operating Revenue (Excluding Net Realized Investment Gains and Losses)
U.S. Brokerage	6,335.8	6,477.2	6,427.0
Unum Limited	945.6	801.8	593.4
Colonial	887.4	837.8	786.0
Individual Income Protection – Closed Block	1,876.9	1,886.0	1,948.6
Other	337.0	366.9	378.8
Corporate	61.2	66.0	31.6

	10,443.9	10,435.7	10,165.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Benefits and Expenses
U.S. Brokerage	$5,948.1	$6,141.7	$6,858.2
Unum Limited	757.9	650.5	481.4
Colonial	719.3	682.2	639.3
Individual Income Protection – Closed Block	1,797.0	2,708.8	1,886.1
Other	291.3	321.5	336.7
Corporate	214.0	219.7	225.1

	9,727.6	10,724.4	10,426.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
U.S. Brokerage	387.7	335.5	(431.2)
Unum Limited	187.7	151.3	112.0
Colonial	168.1	155.6	146.7
Individual Income Protection – Closed Block	79.9	(822.8)	62.5
Other	45.7	45.4	42.1
Corporate	(152.8)	(153.7)	(193.5)

	$716.3	$(288.7)	$(261.4)

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the consolidated statements of operations follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Operating Revenue by Segment	$10,443.9	$10,435.7	$10,165.4
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)

Revenue	$10,437.2	$10,464.9	$9,991.6

Operating Income (Loss) by Segment	$716.3	$(288.7)	$(261.4)
Net Realized Investment Gain (Loss)	(6.7)	29.2	(173.8)
Income Tax (Benefit)	196.0	(67.3)	(170.6)
Loss from Discontinued Operations, Net of Tax	—	(60.8)	(161.7)
Cumulative Effect of Accounting Principle Change, Net of Tax	—	—	39.9

Net Income (Loss)	$513.6	$(253.0)	$(386.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 14 - Segment Information - Continued

Included in benefits and expenses is depreciation and amortization, including the 2004 impairment charges of $856.4 million related to the restructuring of the individual income protection – closed block business. These expenses by segment are as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
U.S. Brokerage	$347.0	$322.5	$318.8
Unum Limited	42.3	39.1	27.4
Colonial	147.4	142.9	122.8
Individual Income Protection - Closed Block	4.1	860.7	79.2
Other	2.5	3.5	6.8
Corporate	8.6	7.7	7.6

Total	$551.9	$1,376.4	$562.6

Assets by segment are as follows:

	December 31
	2005	2004
	(in millions of dollars)
U.S. Brokerage	$20,186.1	$19,492.2
Unum Limited	3,335.3	3,364.8
Colonial	2,231.6	2,111.2
Individual Income Protection - Closed Block	15,792.1	15,991.4
Other	9,143.5	9,055.8
Corporate	1,178.2	816.9

Total	$51,866.8	$50,832.3

The Company’s goodwill is reported in the U.S. Brokerage Segment, the Unum Limited Segment, and the Other Segment, which are the segments expected to benefit from the originating business combinations. Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with the Company’s target capital levels for regulatory and rating agency purposes. This formula is modified periodically to recognize changes in the views of capital requirements.

Note 15 - Commitments and Contingent Liabilities

The lawsuits described below are for the most part in very preliminary stages. The outcome of the matters is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Unless indicated otherwise, reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect the Company’s consolidated results of operations in a period, encourage other litigation, harm the Company’s reputation and goodwill, and limit the Company’s ability to write new business, particularly if the adverse outcomes negatively impact certain of the Company’s debt and financial strength ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Claims Handling Matters

Multidistrict Litigation

On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring more than twenty putative class actions and derivative suits, described below, filed in various courts against the Company, several of its subsidiaries, and some of their officers to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. The defendants strongly deny the allegations in each of these actions and will vigorously defend the substantive and procedural aspects of the litigations.

Shareholder Derivative Actions

On November 22, 2002, the first of five purported shareholder derivative actions was filed in the Tennessee Chancery Court. Between December 27, 2002 and March 11, 2003, four additional purported derivative actions were filed in state and federal courts in Tennessee. The defendants removed each of the actions that were filed in Tennessee state court to the U.S. District Court for the Eastern District of Tennessee.

Each of these actions purports to be brought on behalf of the Company against certain current and past members of its Board of Directors and certain executive officers alleging breaches of fiduciary duties and other violations of claims paying law by defendants. Plaintiffs allege, among other things, that the individual defendants breached their duties of good faith and loyalty by establishing or permitting to be established an unlawful policy of denying legitimate disability claims and improper financial reporting, and that certain defendants engaged in insider trading.

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

Federal Securities Law Class Actions

On February 12, 2003, the first of six virtually identical putative securities class actions was filed in the United States District Court for the Eastern District of Tennessee. In two orders dated May 21, 2003, and January 22, 2004, the district court consolidated these actions under the caption In re UnumProvident Corp. Securities Litigation.

On January 9, 2004, the Lead Plaintiff filed its consolidated amended complaint on behalf of a putative class of purchasers of Company stock between March 30, 2000 and April 24, 2003. The amended complaint alleges, among other things, that the Company issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate its disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On March 19, 2004, the defendants filed a motion to dismiss the consolidated amended complaint.

On September 12, 2005, the court issued a Memorandum and Order denying in part, and granting in part, the motion to dismiss. The court granted the motion with respect to Lead Plaintiff’s claims concerning the Company’s investments and denied the motion challenging the other alleged misstatements. Discovery, which has been stayed in this action pursuant to the Private Securities Litigation Reform Act of 1995, has now begun.

On May 7, 2003 the first of three identical putative securities class actions was filed in the Southern District of New York, which were later consolidated under the caption Azzolini v. CorTs Trust II for Provident Financial Trust, et al. This action alleges claims on behalf of a putative class of purchasers of UnumProvident Corporate-Backed Trust Securities (CorTs) certificates that were issued by certain underwriter defendants unaffiliated with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Plaintiff alleges that the Company and certain of its officers violated the Securities Exchange Act of 1934 and that the underwriter defendants violated the Securities Act of 1933, all premised on the same factual allegations as the earlier-filed putative securities class action. A fourth action, Bernstein v. CorTs for Provident Financing Trust I, et al., was filed in the Eastern District of New York on July 7, 2003. The Bernstein action makes identical allegations, but with respect to a different series of CorTs securities. These actions all were transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings.

On March 19, 2004, amended complaints were filed in both the Azzolini and Bernstein actions. The amended complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against UnumProvident and one of its officers. The Azzolini plaintiff seeks to represent a putative class of purchasers of certain CorTs certificates between March 21, 2001 and March 24, 2003. The Bernstein plaintiff seeks to represent a putative class of purchasers of a different series of CorTs certificates between February 8, 2001 and March 10, 2003. On April 19, 2004, the defendants moved to dismiss the complaints in each of these actions. On September 12, 2005, the court issued a Memorandum and Order granting the motion to dismiss filed by the Company. On January 12, 2006, plaintiffs filed a notice of appeal from the court’s decision dismissing this action.

Policyholder Class Actions

On July 15, 2002, Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of California and subsequently was removed to federal court, alleging that the plaintiff was wrongfully denied disability benefits under a group long-term disability plan. On January 21, 2003, an Amended Complaint was filed on behalf of a putative class of individuals that were denied or terminated from benefits under group long-term disability plans, seeking injunctive and declaratory relief and payment of benefits. On April 30, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the complaint. On May 14, 2003, the plaintiff filed a Second Amended Complaint seeking similar relief.

Between November 2002 and November 2003, six additional similar putative class actions were filed in (or later removed to) federal district courts in Illinois, Massachusetts, New York, Pennsylvania, and Tennessee. The complaints alleged that the putative class members’ claims were evaluated improperly and allege that the Company and its insurance subsidiaries breached certain fiduciary duties owed to the class members under the Employee Retirement Income Security Act (ERISA), Racketeer Influenced Corrupt Organizations Act (RICO), and/or various state laws. The complaints sought various forms of equitable relief and money damages, including punitive damages.

These actions all were transferred to the Eastern District of Tennessee multidistrict litigation. On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions and appointed a lead plaintiff. A consolidated amended complaint was filed on February 20, 2004. On March 26, 2004, the defendants answered the complaints and simultaneously filed a motion for judgment on the pleadings in the ERISA Benefit Denial Actions. The court has not yet ruled upon that motion.

On April 30, 2003, a separate putative class action, Taylor v. UnumProvident Corporation, et al., was filed in the Tennessee Circuit Court and subsequently removed to federal court. The complaint alleges claims against UnumProvident and certain subsidiaries on behalf of a putative class of long-term disability insurance policyholders who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a UnumProvident subsidiary after January 1, 1995, seeking equitable and monetary relief. Plaintiff alleges that the defendants violated various state laws by engaging in unfair claim practices and improperly denying claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

On December 14, 2005, the court granted in part the defendants’ motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment pending further mediation of the Taylor and ERISA Benefits actions.

Plan Beneficiary Class Actions

On April 29, 2003, the first of two identical putative class actions, Gee v. UnumProvident Corporation, et al., was filed in the Eastern District of Tennessee on behalf of participants and beneficiaries of UnumProvident’s 401(k) Retirement Plan (Plan), and the actions were later consolidated.

On January 9, 2004, plaintiffs filed a consolidated amended complaint against the Company, several of its officers and directors, and several alleged Plan fiduciaries on behalf of a putative class of individuals that held Company stock in their 401(k) retirement accounts subsequent to November 17, 1999. Plaintiffs allege that the defendants violated ERISA by making misrepresentations and omissions regarding investment in Company stock and by acting imprudently in failing to take action to protect participants from losses sustained from investments in the Plan’s UnumProvident Stock Fund.

On February 26, 2004, the defendants filed a motion to dismiss contending that the complaint failed to state a valid claim under ERISA. On January 13, 2005, the court denied that motion. The defendants filed an answer to the complaint denying all material allegations on February 28, 2005.

On March 10, 2005, the plaintiffs filed a motion to certify the class. The defendants filed an opposition on June 10, 2005, and the matter is under submission with the court.

On November 30, 2005, the court entered a schedule providing for the completion of pretrial discovery by October 17, 2006. No trial date has been set for the action.

Examinations and Investigations

The Company experienced increased market conduct examinations by state insurance departments during 2002 and 2003 focused specifically on its disability claims handling policies and practices. On March 19, 2003, the Company consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s insurance subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years. The Georgia order did not cite any violations of Georgia law or regulations.

The insurance commissioners of Maine, Massachusetts, and Tennessee initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004, which was agreed to by 48 states and the District of Columbia. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes to the Company’s disability claims handling operations. The settlement agreements also include a reassessment of certain previously denied or closed claims, additional corporate and board governance, and payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions participating in the agreements. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine up to $145.0 million on the Company’s subsidiaries in the event that they fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above, which will be conducted in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

approximately one year. The Company believes that the changes it has made to its claims operations to enhance its oversight functions will substantially reduce the likelihood that the Company would fail to meet the performance standards in the agreements when these examinations are concluded.

In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain ERISA plans, joined the settlement agreements. The Office of the New York Attorney General (NYAG), which had engaged in its own investigation of the Company’s claim handling practices, notified the Company that it supported the settlement and closed its investigation on this issue.

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

As part of the settlement with the California DOI, the Company paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to its California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. Under the terms of the settlement, the Company will change certain provisions specific to California disability policies, and it received approval from the California DOI for the use of new individual and group disability policy forms. Following the California settlement, the Company also amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997 and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice.

In entering the settlement, the Company did not agree with the allegations and characterization of the Company’s past claims handling practices made by the California DOI.

Separately, the Company is proceeding with a plan to offer to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers.

Based on the California DOI settlement agreement and related matters described above, in the third quarter of 2005 the Company recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $8.0 million fine.

These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect the Company’s debt and financial strength ratings, or impair the Company’s ability to sell or retain insurance policies, thereby adversely affecting the Company’s business, and potentially materially adversely affecting the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

consolidated results of operations in a period, depending on the results of operations of the Company for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect the Company’s defense of various lawsuits described herein.

Other Claim Litigation

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

On December 20, 2004, Weiller v. New York Life Insurance Company, et al., was filed in New York Supreme Court against, among others, UnumProvident and certain subsidiaries on behalf of a putative class of insureds under policies issued by several third-party insurers on behalf of whom UnumProvident administers claims. The complaint alleges that the defendants breached the insurance policies by improperly denying or terminating benefits, and seeks equitable relief on behalf of the class and benefits on behalf of the named plaintiff. On February 18, 2005, the defendants filed a motion to dismiss this action. On June 20, 2005, the plaintiff filed a motion seeking certification of a putative class, which the defendants opposed. These motions remain pending. The Company denies the allegations and will vigorously defend against the allegations raised in the complaint.

From time to time class action allegations are pursued, as in Weiller, where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions, which can properly be addressed by a class action. Nevertheless, the Company monitors these cases closely and defends itself appropriately where these allegations are made.

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company and its subsidiaries. The Company has received additional subpoenas or requests for additional information from the NYAG concerning its relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants — one such complaint cited the Company but did not name it as a defendant. The Company is cooperating with the NYAG’s investigations and inquiries.

Since October 2004, the Company and/or its insurance subsidiaries have received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including California, Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, and South Carolina.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. The Company is cooperating fully with these investigations.

The Company also has had discussions with the DOL regarding compliance with ERISA, relating to the Company’s interactions with insurance brokers and to regulations concerning insurance information provided by the Company to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. The Company is cooperating with the DOL’s investigation.

Broker-Related Litigation

The Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005, and that motion is pending. Plaintiffs filed a motion for class certification on February 13, 2006, and the Company will oppose class certification on or before April 14, 2006 in accordance with the present scheduling order in this matter.

The Company is a defendant in a case brought by the California Insurance Commissioner, styled California v. Universal Life Resources, et al., pending in California Superior Court. The Complaint purports only to seek injunctive relief under the California Insurance Code based on allegations of undisclosed or inadequately disclosed compensation paid to brokers, steering, bid rigging, and customer allocation similar to the claims asserted in MDL No. 1663. The defendants filed a demurrer to the Second Amended Complaint on July 21, 2005. The demurrer was overruled on December 23, 2005, and the Company filed an answer denying all material allegations on January 18, 2006.

The Company is a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint is a putative class action and alleges violations of the Deceptive and Unfair Trade Practices Act of Florida and other states, breach of fiduciary duty, and unjust enrichment. The allegations are brought against numerous broker organizations and insurers and assert the Company and its subsidiaries engaged in illegal and unethical contingent commission arrangements. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. A motion to remand the case to the state court in Florida remains pending, but no further action has been taken in the case subsequent to the transfer.

The Company is a defendant in an action entitled, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al., filed in Massachusetts Superior Court by the same counsel as in Palm Tree. The complaint names numerous insurance brokers and insurers and purports to be brought on behalf of Massachusetts insureds, alleging violations of breach of fiduciary duty and unjust enrichment under Massachusetts law. The case was removed to Federal Court and a tag-along notice filed seeking transfer to MDL No. 1663. The Judicial Panel on Multidistrict Litigation has the request to transfer the matter to MDL No. 1663 under advisement, and the District Court in Massachusetts has stayed further proceedings, including a ruling on plaintiff’s motion to remand the matter to state court, pending a ruling on the transfer motion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

On December 21, 2004, a putative derivative action styled Leonard v. UnumProvident Corporation, et al., was filed in Tennessee Chancery Court against the Company and various members of its board of directors alleging claims on behalf of the Company against the director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. On April 1, 2005, the defendants moved to dismiss the complaint on the grounds that the plaintiff failed to make a pre-suit demand on the Company’s board of directors and that the complaint fails to state a claim upon which relief could be granted. That motion remains pending. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

The Company denies the allegations in these matters and intends to vigorously contest them.

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by the Company and its GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that the Company defrauds the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when the Company allegedly knows that the claimants are not disabled under SSA criteria. On September 13, 2005, the magistrate judge filed a recommended decision granting the Company’s motion to dismiss. The plaintiffs appealed that finding to the district court judge. On October 6, 2005, the district court judge adopted, in full, the recommended decision of the magistrate judge thereby granting dismissal of the case. The plaintiffs subsequently amended their pleading, and the Company filed a motion to dismiss the pleading as amended for the same reasons that the court dismissed the original pleading. On February 9, 2006, the Court denied the motion to dismiss. The Company will proceed forward to answer the complaint and otherwise defend the action.

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

Note 16 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

The Company’s insurance subsidiaries’ statutory combined net income, as reported in conformity with statutory accounting principles as prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by the applicable state laws, for the years ended December 31, 2005, 2004, and 2003, was $641.8 million, $607.6 million, and $22.7 million, respectively. Statutory combined net gain from operations was $650.0 million, $662.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

UnumProvident Corporation and Subsidiaries

Note 16 - Statutory Financial Information - Continued

million, and $214.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory capital and surplus at December 31, 2005 and 2004, was $4,270.2 million and $4,105.4 million, respectively.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to the Company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of ordinary dividends to the Company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $621.4 million is available for the payment of ordinary dividends to the Company from its domestic insurance subsidiaries during 2006.

The Company also has the ability to draw a dividend from its United Kingdom subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to the Company from Unum Limited during 2006 is approximately $240.3 million. Regulatory restrictions do not limit the amount of dividends available for distribution to the Company from its non-insurance subsidiaries.

Deposits

At December 31, 2005, the Company’s insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $289.5 million held for the protection of policyholders. Additionally, securities with a book value of $99.7 million are on deposit with Canadian regulatory authorities at December 31, 2005.

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2005 and 2004:

	2005
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,988.4	$1,952.2	$1,940.0	$1,935.0
Net Investment Income	564.9	547.2	548.2	528.0
Net Realized Investment Gain (Loss)	2.4	(71.4)	65.5	(3.2)
Total Revenue	2,664.7	2,543.9	2,656.7	2,571.9
Income Before Income Tax	193.9	68.3	265.8	181.6
Net Income	137.5	52.6	171.3	152.2
Net Income Per Common Share
Basic	0.46	0.18	0.58	0.52
Assuming Dilution	0.43	0.17	0.55	0.49

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

During the third quarter of 2005, the Company recognized a loss of $75.0 million before tax and $51.6 million after tax related to a settlement agreement with the California Department of Insurance. In the third and first quarters of 2005, the Company recognized income tax benefits of $10.8 million and $32.0 million, respectively, related to the reduction of income tax liabilities. See Notes 8 and 15 for further discussion.

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

Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2005, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting, as stated in their report which is included herein in Item 8.

The effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness, as of December 31, 2005, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 8.

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Code of Business Practices and Ethics” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, and is incorporated herein by reference. The Company will post on its website within the time period required by the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange any amendment to the code of ethics and any waiver applicable to its senior financial officers and its executive officers and trustees.

The information required by this Item with respect to directors is included under the captions “Election of Directors”, “Nominees for Election for Terms Expiring in 2009”, and “Continuing Directors” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Audit Committee” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006, and is incorporated herein by reference.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were elected to serve for one year or until their successors are chosen and qualified.

Name	Age	Position
Thomas R. Watjen	51	President and Chief Executive Officer and a Director

Joseph M. Zubretsky	49	Senior Executive Vice President, Finance, Investments, and Corporate Development

Robert O. Best	56	Executive Vice President, Service Operations and Chief Information Officer

Roger C. Edgren	51	Executive Vice President, Field Sales

Charles L. Glick	51	Executive Vice President and General Counsel

Robert C. Greving	54	Executive Vice President, Chief Financial Officer and Chief Actuary

Kevin P. McCarthy	50	Executive Vice President, Risk Operations

Randall C. Horn	53	President and Chief Executive Officer, Colonial Life & Accident Insurance Company

Susan L. Ring	44	Chairman and Managing Director, Unum Limited

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

Mr. Zubretsky became Senior Executive Vice President, Finance, Investments, and Corporate Development in March 2005. Prior to joining the Company, he served as president and chief executive officer of GAB Robins Group and a partner with Brera Capital Partners since 1999. From 1997 to 1999 he was executive vice president and chief financial officer of MassMutual Financial Group and, from 1996 to 1997 chief financial officer of Healthsource, Inc. Mr. Zubretsky was a partner in the Insurance Industry Group of Coopers & Lybrand LLP from 1990 to 1996.

Mr. Glick became Executive Vice President and General Counsel in September 2005. Prior to joining the Company, he was the principal of Orchard Equity, Inc., from 2003 to 2005. Mr. Glick was formerly deputy general counsel for Bank One Corporation from 2001 to 2003 and previously was a founding partner of Hedlund Hanley & John.

Mr. Best became Executive Vice President, Service Operations and Chief Information Officer in January 2006. Prior to that time, he served as Executive Vice President, The Client Services Center, and Chief Information Officer from May 2003. He served as Senior Vice President, Customer Loyalty Services, and Chief Information Officer from March 2000 until May 2003. Following the merger with Unum he became Senior Vice President, Customer Service in June 1999. Prior to the merger he served as Executive Vice President, Customer Service, and Chief Information Officer of Provident beginning in May 1997. Mr. Best joined a Provident predecessor company as Senior Vice President and Chief Information Officer in July 1994.

Mr. Edgren became Executive Vice President, Field Sales in July 2004. Prior to joining the Company, he served as Branch Manager of Palmer & Cay from April 2004 until July 2004 and Managing Director of Marsh, Inc. from October 1986 until April 2004.

Mr. Greving was named Executive Vice President and Chief Financial Officer in May 2003 and appointed Chief Actuary in August 2005. He served as Senior Vice President and Chief Financial Officer from May 2002 until May 2003. Prior to that time he served as Senior Vice President, Finance from August 2000. He joined Provident as Senior Vice President and Chief Actuary in April 1997. Prior to joining Provident, Mr. Greving was Executive Vice President and Chief Actuary of Southwestern Financial Services, Corp. from June 1990 until March 1997.

Mr. Horn became President and Chief Executive Officer of Colonial Life & Accident Insurance Company in March 2004. Prior to joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from September 1981 until September 2003.

Mr. McCarthy was named Executive Vice President, Risk Operations in January 2006. He previously served as Executive Vice President, Underwriting from May 2003. He served as Senior Vice President, Underwriting from November 2001 until May 2003 and as Senior Vice President, Marketing, Product Development, and International from December 1999 until November 2001. Prior to that time he served as Senior Vice President and Managing Director of Unum Japan. Mr. McCarthy originally joined a Unum predecessor company in 1976.

Ms. Ring was named Chairman and Managing Director of Unum Limited in December 2002. She served as Operations Director from 1999 until 2002 and prior to that time was Director of Risk Management. Ms. Ring joined Unum Limited as Director of Customer Services in 1995. Prior to joining Unum Limited, she served as Head of Customer Services for Private Patients Plan.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors”, “Report of the Board Compensation Committee on Executive Compensation”, “Executive Compensation”, and “Company Performance” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2005 about the common stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	8,717,947	(1)	$31.6784	9,132,646	(2)
Equity Compensation Plans Not Approved by Stockholders	3,319,915	(3)	$26.6230	1,479,779	(4)
Total	12,037,862			10,612,425

(1)	Includes the following plans: (a) Stock Plan of 1994, (b) Non-Employee Director Compensation Plan of 1998, (c) Stock Plan of 1999 and (d) Amended and Restated Management Incentive Compensation Plan of 1994. The number includes 12,744 performance shares granted under the Amended and Restated Management Incentive Compensation Plan of 1994.

(2)	Includes shares under the following plans: (a) Stock Plan of 1999, (b) Non-Employee Director Compensation Plan of 1998, (c) Amended and Restated Management Incentive Compensation Plan of 1998, and (d) UnumProvident Employee Stock Purchase Plan.

(3)	Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.

(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, (c) Unum Limited Savings-Related Share Option Scheme 2000, (d) UnumProvident Corporation Stock Award Recognition Plan of 2002, and (e) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.

(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, the UNUM Corporation 1998 Goals Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2005, a total of 1,570,134 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $41.5496 per share. No additional options may be granted under those assumed plans.

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

Unum Limited Savings-Related Share Option Plan 2000

This plan of the Company’s subsidiary, Unum Limited, in the United Kingdom allows employees of Unum Limited to acquire options for shares of the Company’s common stock by making an election to purchase stock at a price of at least 80% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of options available for grant under this plan was 200,000. The maximum contribution per month per employee is £150. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction or voluntary winding up of the Company. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division or reduction or other variation of the share capital of the Company.

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

UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provides for the payment of compensation to the non-employee directors who serve on the Company’s Board. Non-employee directors receive an annual retainer of $80,000, the chairs of the standing committees receive an additional retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the Board and of the committees on which they participate, including special committees.

Under the plan, directors make an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s termination of service as a director of the Company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. The plan is administered by the Compensation Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of the Company’s annual financial statements and internal control over financial reporting, the interim reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $7,351,793 and $7,483,874, respectively, for fiscal years 2005 and 2004.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 reviews, and audit related services for the Company’s employee benefit plans, for fiscal years 2005 and 2004 were $703,203 and $689,386, respectively.

Tax Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax planning during fiscal years 2005 and 2004 were $440,078 and $39,051, respectively.

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

UnumProvident Corporation (Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen Thomas R. Watjen	President and Chief Executive Officer and a Director (principal executive officer)	March 2, 2006

/s/ Robert C. Greving Robert C. Greving	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2006

* Jon S. Fossel	Director	March 2, 2006

* Pamela H. Godwin	Director	March 2, 2006

* Ronald E. Goldsberry	Director	March 2, 2006

* Thomas Kinser	Director	March 2, 2006

* Gloria C. Larson	Director	March 2, 2006

* Hugh O. Maclellan, Jr.	Director	March 2, 2006

Name	Title	Date

* A. S. MacMillan, Jr.	Director	March 2, 2006

* Edward J. Muhl	Director	March 2, 2006

* Michael J. Passarella	Director	March 2, 2006

* C. William Pollard	Director	March 2, 2006

* William J. Ryan	Director	March 2, 2006

* By: /s/ Susan N. Roth Susan N. Roth Attorney-in-Fact	For all of the Directors	March 2, 2006

SCHEDULE I—SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

UnumProvident Corporation and Subsidiaries

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)
Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$2,487.9	$2,602.6	$2,602.6
States, Municipalities, and Political Subdivisions	61.0	64.2	64.2
Foreign Governments	689.8	814.3	814.3
Public Utilities	4,256.2	4,600.9	4,600.9
Mortgage/Asset-Backed Securities	4,177.3	4,431.3	4,431.3
Derivative Instruments	15.9	263.6	263.6
All Other Corporate Bonds	20,226.0	21,924.5	21,924.5
Redeemable Preferred Stocks	148.0	155.4	155.4

Total	32,062.1	$34,856.8	34,856.8

Equity Securities:
Common Stocks	11.2	$11.5	11.5
Nonredeemable Preferred Stocks	2.1	2.1	2.1

Total	13.3	$13.6	13.6

Mortgage Loans	739.4		739.4
Real Estate Acquired in Satisfaction of Debt	18.9		6.5	*
Other Real Estate	16.1		11.7	*
Policy Loans	3,201.4		3,201.4
Other Long-term Investments	117.5		109.2	*
Short-term Investments	417.9		417.9

	$36,586.6		$39,356.5

*	Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UnumProvident Corporation (Parent Company)

STATEMENTS OF FINANCIAL CONDITION

	December 31
	2005	2004
	(in millions of dollars)
ASSETS
Fixed Maturity Securities Available-for-Sale—at fair value (amortized cost: $400.6; $85.8)	$399.1	$85.8
Short-term Investments	211.0	185.0
Investment in Subsidiaries	9,678.9	10,160.6
Surplus Notes of Subsidiaries	250.0	250.0
Other Assets	370.9	376.9

Total Assets	$10,909.9	$11,058.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt from Subsidiaries	$42.9	$123.0
All Other Short-term Debt	—	227.0
Long-term Debt	2,862.0	2,862.0
Other Liabilities	641.1	622.2

Total Liabilities	3,546.0	3,834.2

STOCKHOLDERS’ EQUITY
Common Stock	30.1	29.8
Additional Paid-in Capital	1,627.9	1,588.4
Accumulated Other Comprehensive Income	1,163.5	1,481.1
Retained Earnings	4,610.4	4,185.5
Treasury Stock	(54.2)	(54.2)
Deferred Compensation	(13.8)	(6.5)

Total Stockholders’ Equity	7,363.9	7,224.1

Total Liabilities and Stockholders’ Equity	$10,909.9	$11,058.3

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
Dividends from Subsidiaries	$784.2	$201.1	$62.6
Interest from Subsidiaries	21.1	21.0	20.8
Other Income	63.0	56.3	55.2

Total Revenue	868.3	278.4	138.6

Interest and Debt Expense	207.9	209.7	191.6
Other Expenses	14.5	24.8	45.1

Total Expenses	222.4	234.5	236.7

Income (Loss) Before Income Tax and Equity in Undistributed Loss of Subsidiaries	645.9	43.9	(98.1)
Income Tax Benefit	(55.2)	(9.0)	(47.7)

Income (Loss) Before Equity in Undistributed Loss of Subsidiaries	701.1	52.9	(50.4)
Equity in Undistributed Loss of Subsidiaries	(187.5)	(305.9)	(336.0)

Net Income (Loss)	$513.6	$(253.0)	$(386.4)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(in millions of dollars)
CASH PROVIDED BY OPERATING ACTIVITIES	$767.3	$168.8	$25.3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Short-term Investments	(26.0)	(104.6)	(80.4)
Net Sales (Purchases) of Fixed Maturity Securities	(314.8)	(85.8)	9.9
Cash Distributions to Subsidiaries	(5.1)	(80.2)	(540.4)
Disposition of Business	—	18.8	—
Other	(20.8)	(27.6)	(29.6)

CASH USED BY INVESTING ACTIVITIES	(366.7)	(279.4)	(640.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Repayments to Subsidiaries	(80.1)	(78.9)	(371.9)
Net Short-term Debt Repayments	(227.0)	—	(20.0)
Issuance of Long-term Debt	—	300.0	575.0
Issuance of Common Stock	18.1	5.7	551.9
Dividends Paid to Stockholders	(88.7)	(88.4)	(98.1)
Other	(21.2)	(27.9)	(24.5)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(398.9)	110.5	612.4

INCREASE (DECREASE) IN CASH	$1.7	$(0.1)	$(2.8)

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

Note 2 - Surplus Notes of Subsidiaries

At December 31, 2005 and 2004, UnumProvident Corporation (Parent Company) held from its insurance subsidiaries a $150.0 million surplus debenture due in 2006 and a $100.0 million surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.4 percent, 8.4 percent, and 8.3 percent in 2005, 2004, and 2003, respectively.

Note 3 - Debt

Long-term debt of the Parent Company consists of the following:

	December 31
	2005	2004
	(in millions of dollars)
Adjustable Conversion Rate Equity Units @ 8.25% due 2008	$575.0	$575.0
Adjustable Conversion Rate Equity Units @ 8.25% due 2009	300.0	300.0
Notes @ 7.25% due 2032, callable at or above par	150.0	150.0
Notes @ 7.375% due 2032, callable at or above par	250.0	250.0
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 7.625% due 2011, callable at or above par	575.0	575.0
Junior Subordinated Debt Securities @ 7.405% due 2038	300.0	300.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$2,862.0	$2,862.0

The scheduled remarketing of the senior note element of the adjustable conversion rate equity security units issued in May 2003 occurred in February 2006, as stipulated by the terms of the original offering, and the Parent Company issued $575.0 million of 5.997% senior notes due May 15, 2008. The Parent Company participated in the remarketing of the units and purchased $400.0 million of the senior notes which were subsequently retired.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by the Parent Company, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. The Parent Company issued $300.0 million of 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the trust in connection with the capital securities offering. The sole assets of the trust are the junior subordinated debt securities.

Of the $2,862.0 million of long-term debt at December 31, 2005, $575.0 million will mature in 2008, $300.0 million will mature in 2009, and $1,987.0 million will mature in 2011 and thereafter.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

UnumProvident Corporation (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION—CONTINUED

Note 4 - Guarantees

In November 2005, UnumProvident Finance Company plc, a wholly owned subsidiary, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering. These debentures are fully and unconditionally guaranteed by the Parent Company.

In connection with the debt issuance, UnumProvident Finance Company plc entered into several foreign currency interest rate swaps and a foreign currency forward contract. The Parent Company has guaranteed the counterparty will receive required periodic settlement payments and is required to post collateral in the event the contracts are in a net loss position. At December 31, 2005, the notional amount of the foreign currency interest rate swaps outstanding was $400.0 million, and the notional amount of the foreign currency forward contract was $216.3 million. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss	Unearned Premiums	Other Policy Claims and Benefits Payable
	(in millions of dollars)
Year Ended December 31, 2005
U.S. Brokerage	$2,201.2	$11,781.2	$126.6	$1,207.5
Unum Limited	142.5	2,012.5	183.7	146.8
Colonial	569.6	1,144.1	20.0	119.8
Individual Income Protection - Closed Block	—	12,248.4	143.5	210.5
Other	—	6,855.3	8.0	378.8

Total	$2,913.3	$34,041.5	$481.8	$2,063.4

Year Ended December 31, 2004
U.S. Brokerage	$2,196.2	$10,970.6	$128.2	$1,166.9
Unum Limited	154.9	2,091.0	187.3	130.2
Colonial	530.9	1,062.5	18.6	105.4
Individual Income Protection - Closed Block	—	12,334.6	157.7	221.0
Other	0.5	6,766.1	9.0	218.1

Total	$2,882.5	$33,224.8	$500.8	$1,841.6

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

UnumProvident Corporation and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written (3)
	(in millions of dollars)
Year Ended December 31, 2005
U.S. Brokerage	$5,229.0	$998.2	$4,419.3	$306.9	$1,221.9	$3,721.0
Unum Limited	785.3	154.2	545.8	21.6	190.5	621.3
Colonial	787.0	96.0	433.2	134.7	151.4	674.2
Individual Income Protection - Closed Block	1,011.7	770.0	1,562.7	—	234.3	1,003.8
Other	2.6	120.5	122.2	0.5	168.6	5.5
Corporate	—	49.4	—	—	214.0

Total	$7,815.6	$2,188.3	$7,083.2	$463.7	$2,180.7

Year Ended December 31, 2004
U.S. Brokerage	$5,421.6	$965.8	$4,614.4	$286.3	$1,241.0	$3,830.7
Unum Limited	659.1	139.6	464.5	19.2	166.8	541.2
Colonial	741.0	94.5	408.3	131.2	142.7	636.8
Individual Income Protection - Closed Block	986.6	799.1	1,618.9	—	1,089.9	975.4
Other	31.3	127.3	142.3	—	179.2	23.9
Corporate	—	32.4	—	—	219.7

Total	$7,839.6	$2,158.7	$7,248.4	$436.7	$3,039.3

Year Ended December 31, 2003
U.S. Brokerage	$5,382.4	$974.0	$5,437.5	$282.0	$1,138.7	$3,752.4
Unum Limited	477.0	106.5	344.5	17.0	119.9	416.3
Colonial	693.5	90.0	395.4	118.3	125.6	598.3
Individual Income Protection - Closed Block	1,028.5	824.2	1,533.6	41.3	311.2	1,039.0
Other	34.3	140.1	157.1	—	179.6	28.2
Corporate	—	23.6	—	—	225.1

Total	$7,615.7	$2,158.4	$7,868.1	$458.6	$2,100.1

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, deferral of policy acquisition costs, amortization of value of business acquired, compensation expense, and other operating expenses. Included for 2004 are charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

Certain prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE IV—REINSURANCE

UnumProvident Corporation and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2005
Life Insurance in Force	$832,067.5	$148,036.9	$1,295.2	$685,325.8	0.2%

Premium Income:
Life Insurance	$2,130.6	$356.4	$12.7	$1,786.9	0.7%
Accident and Health Insurance	5,946.4	300.9	383.2	6,028.7	6.4%

Total	$8,077.0	$657.3	$395.9	$7,815.6	5.1%

Year Ended December 31, 2004
Life Insurance in Force	$906,498.2	$150,740.0	$1,535.7	$757,293.9	0.2%

Premium Income:
Life Insurance	$2,158.1	$315.8	$12.4	$1,854.7	0.7%
Accident and Health Insurance	6,010.4	410.0	384.5	5,984.9	6.4%

Total	$8,168.5	$725.8	$396.9	$7,839.6	5.1%

Year Ended December 31, 2003
Life Insurance in Force	$785,724.7	$56,526.7	$1,474.6	$730,672.6	0.2%

Premium Income:
Life Insurance	$2,031.0	$243.2	$11.7	$1,799.5	0.7%
Accident and Health Insurance	5,799.7	417.5	434.0	5,816.2	7.5%

Total	$7,830.7	$660.7	$445.7	$7,615.7	5.9%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

UnumProvident Corporation and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2005
Real estate reserve	$9.3	$—	$—	$1.7	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable and miscellaneous assets)	$30.3	$20.8	$—	$14.1	$37.0

Year Ended December 31, 2004
Real estate reserve	$9.3	$—	$—	$—	$9.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable and miscellaneous assets)	$13.3	$20.1	$0.9	$4.0	$30.3

Year Ended December 31, 2003
Mortgage loan loss reserve	$2.4	$2.0	$—	$4.4	$—
Real estate reserve	$19.9	$—	$—	$10.6	$9.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable and miscellaneous assets)	$7.9	$12.5	$—	$7.1	$13.3

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loan at time of sale/foreclosure, and amounts deemed uncollectible.

INDEX TO EXHIBITS

(2.1)	Asset Purchase Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K filed March 12, 2004).

(2.2)	Transition Services Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-K filed March 12, 2004).

(3.1)	Restated Certificate of Incorporation of UnumProvident Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001).

(3.2)	Amended and Restated Bylaws of the Company.

(4.1)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.2)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.3)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.4)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.5)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.6)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.7)	Fifth Supplemental Indenture between the Company and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.8)	Purchase Contract Agreement between the Company and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.9)	Pledge Agreement between the Company and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(10.1)	Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 28, 2002). Terminated effective December 31, 2002. *

(10.2)	Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992, and by the stockholders on May 6, 1992 (incorporated by reference to the Registrant’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.3)	Provident Life and Accident Insurance Company (Accident) and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.4)	Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Accident in favor of Provident (incorporated by reference to Exhibit 10.7 of Provident’s Form 10-K filed for fiscal year ended December 31, 1996).

(10.5)	Description of Compensation Plan for Non-Employee Directors Plan (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998.

(10.6)	Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 28, 2001). *

(10.7)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Board of Directors on February 17, 2004 and approved by stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for fiscal year ended December 31, 2003). *

(10.8)	Amended and Restated Relationship Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.9)	Amended and Restated Registration Rights Agreement between Provident and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident’s Form 10-K for fiscal year ended December 31, 1996).

(10.10)	UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders on June 30, 1999, and as most recently amended by the Compensation Committee on February 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 24, 2005).*

(10.11)	UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for fiscal year ended December 31, 2000). Terminated effective December 31, 2002. *

(10.12)	Agreement between Provident and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.13)	Employment Agreement between the Company and J. Harold Chandler as amended by the Agreement dated November 10, 2000 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for fiscal year ended December 31, 2000). *

(10.14)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.15)	Unum Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum’s Form 10-K for fiscal year ended December 31, 1995). *

(10.16)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum’s Form 10-K for fiscal year ended December 31, 1996). *

(10.17)	1990 Unum Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.18)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003.*

(10.19)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.20)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed March 28, 2001). *

(10.21)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to the Company’s Form 8-K filed March 2, 2001).

(10.22)	Provident Companies, Inc. Employee Stock Option Plan of 1998 (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed March 31, 2003). *

(10.23)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed March 31, 2003). *

(10.24)	UnumProvident Corporation Broad Based Stock Plan of 2001 (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed March 31, 2003). *

(10.25)	UnumProvident Corporation Broad Based Stock Plan of 2002 (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K filed March 31, 2003). *

(10.26)	Amended and Restated Non-Employee Director Compensation Plan of 2004, as approved by the Board of Directors on February 18, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 24, 2005). *

(10.27)	Management Incentive Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004 and approved by the stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed March 12, 2004). *

(10.28)	Form of Restricted Stock Award Agreement for awards under the Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed February 24, 2005).*

(10.29)	Employment Agreement between Joseph M. Zubretsky and UnumProvident Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 7, 2005).

(10.30)	Amended and Restated Senior Executive Retirement Plan of UnumProvident Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 17, 2005).

(10.31)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2005).

(10.32)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2005).

(10.33)	Amendment to Employment Agreement between the Company and F. Dean Copeland dated November 17, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed November 21, 2005).

(10.34)	Amended and Restated Employment Agreement between the Company and Thomas R. Watjen dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2005).

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics for CEO and Financial Executives of UnumProvident Corporation (incorporated by reference to Exhibit 14 of the Company’s Form 10-K filed March 12, 2004).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.