Form 10-Q
period 2006-03-31
UNUMPROVIDENT CORP
filed 2006-05-08
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common stock, $0.10 par value	299,417,651

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these safe harbor provisions. Certain information contained in this discussion, or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect our business and the Company’s results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which we are engaged.

•	Actual experience in connection with implementation of the multistate market conduct regulatory settlement agreements and the California Department of Insurance settlement agreement may deviate from our assumptions.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention may adversely affect our business and the Company’s results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company, and either may adversely affect our business and the Company’s results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from prior experience and may adversely affect our business and the Company’s results of operations in a period.

•	Changes in the interest rate environment may adversely affect our reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from our assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements and the California Department of Insurance settlement agreement.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in our reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect our business and the results of operations in a period.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	March 31 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value	$33,633.2	$34,856.8
Mortgage Loans	783.2	739.4
Real Estate	18.0	18.2
Policy Loans	3,221.6	3,201.4
Other Long-term Investments	121.7	122.8
Short-term Investments	134.6	417.9

Total Investments	37,912.3	39,356.5

Other Assets
Cash and Bank Deposits	61.0	69.4
Accounts and Premiums Receivable	2,002.7	1,979.2
Reinsurance Receivable	5,618.2	5,609.2
Accrued Investment Income	638.0	618.7
Deferred Policy Acquisition Costs	2,930.6	2,913.3
Value of Business Acquired	77.1	78.5
Goodwill	273.1	273.0
Property and Equipment	375.2	379.5
Other Assets	553.4	559.9
Separate Account Assets	29.7	29.6

Total Assets	$50,471.3	$51,866.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	March 31 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,093.7	$2,063.4
Reserves for Future Policy and Contract Benefits	34,333.8	34,041.5
Unearned Premiums	506.1	481.8
Other Policyholders’ Funds	2,191.2	2,235.5
Current Income Tax	20.2	18.3
Deferred Income Tax	543.7	989.7
Long-term Debt	2,861.6	3,261.6
Other Liabilities	1,323.3	1,381.5
Separate Account Liabilities	29.7	29.6

Total Liabilities	43,903.3	44,502.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 301,368,746 and 300,508,859 shares	30.1	30.1
Additional Paid-in Capital	1,620.7	1,627.9
Accumulated Other Comprehensive Income
Net Unrealized Gain on Securities	256.2	1,040.7
Net Gain on Cash Flow Hedges	203.6	273.3
Foreign Currency Translation Adjustment	22.9	22.4
Minimum Pension Liability Adjustment	(172.9)	(172.9)
Retained Earnings	4,661.6	4,610.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	—	(13.8)

Total Stockholders’ Equity	6,568.0	7,363.9

Total Liabilities and Stockholders’ Equity	$50,471.3	$51,866.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2006	2005
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,970.0	$1,935.0
Net Investment Income	563.8	528.0
Net Realized Investment Gain (Loss)	2.5	(3.2)
Other Income	109.6	112.1

Total Revenue	2,645.9	2,571.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,867.5	1,737.9
Commissions	210.9	207.7
Interest and Debt Expense	58.4	52.8
Deferral of Policy Acquisition Costs	(135.9)	(137.6)
Amortization of Deferred Policy Acquisition Costs	119.8	115.8
Amortization of Value of Business Acquired	1.9	4.1
Compensation Expense	177.9	184.8
Other Operating Expenses	234.4	224.8

Total Benefits and Expenses	2,534.9	2,390.3

Income Before Income Tax	111.0	181.6

Income Tax	37.6	29.4

Net Income	$73.4	$152.2

Net Income Per Common Share
Basic	$0.25	$0.52
Assuming Dilution	$0.23	$0.49

Dividends Paid	$0.075	$0.075

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Loss, Net of Tax
Net Income				152.2			152.2
Change in Net Unrealized Gain on Securities			(291.5)				(291.5)
Change in Net Gain on Cash Flow Hedges			(6.4)				(6.4)
Change in Foreign Currency Translation Adjustment			(9.9)				(9.9)

Total Comprehensive Loss							(155.6)

Common Stock Activity	0.2	24.7				(18.8)	6.1
Dividends to Stockholders				(22.2)			(22.2)

Balance at March 31, 2005	$30.0	$1,613.1	$1,173.3	$4,315.5	$(54.2)	$(25.3)	$7,052.4

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

Comprehensive Loss, Net of Tax
Net Income				73.4			73.4
Change in Net Unrealized Gain on Securities			(784.5)				(784.5)
Change in Net Gain on Cash Flow Hedges			(69.7)				(69.7)
Change in Foreign Currency Translation Adjustment			0.5				0.5

Total Comprehensive Loss							(780.3)

Common Stock Activity		6.6					6.6
Reclassification Due to Accounting Principle Change		(13.8)				13.8	—
Dividends to Stockholders				(22.2)			(22.2)

Balance at March 31, 2006	$30.1	$1,620.7	$309.8	$4,661.6	$(54.2)	$—	$6,568.0

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended March 31
	2006	2005
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$73.4	$152.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(5.3)	(54.6)
Change in Deferred Policy Acquisition Costs	(16.1)	(21.8)
Change in Insurance Reserves and Liabilities	349.7	317.2
Change in Income Tax Liabilities	13.0	20.6
Change in Other Accrued Liabilities	(75.3)	(53.7)
Non-cash Adjustments to Net Investment Income	(102.1)	(104.0)
Net Realized Investment (Gain) Loss	(2.5)	3.2
Depreciation	18.8	16.4
Other, Net	10.1	11.7

Net Cash Provided by Operating Activities	263.7	287.2

Cash Flows from Investing Activities
Proceeds from Sales of Investments	684.3	330.9
Proceeds from Maturities of Investments	433.4	309.0
Purchase of Investments	(1,233.8)	(1,103.7)
Net Sales of Short-term Investments	283.8	157.2
Other, Net	(13.6)	1.4

Net Cash Provided (Used) by Investing Activities	154.1	(305.2)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	0.7	0.8
Maturities and Benefit Payments from Policyholder Accounts	(4.4)	(4.3)
Short-term Debt Repayments	—	(25.0)
Long-term Debt Repayments	(400.0)	—
Dividends Paid to Stockholders	(22.2)	(22.2)
Other, Net	(0.4)	(1.2)

Net Cash Used by Financing Activities	(426.3)	(51.9)

Effect of Foreign Exchange Rate Changes on Cash	0.1	(0.3)

Net Decrease in Cash and Bank Deposits	(8.4)	(70.2)

Cash and Bank Deposits at Beginning of Year	69.4	130.7

Cash and Bank Deposits at End of Period	$61.0	$60.5

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of UnumProvident Corporation (UnumProvident) and its subsidiaries (collectively with UnumProvident referred to as the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Accounting Pronouncements

Accounting Pronouncements Adopted:

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e., vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the provisions are generally applied only to share-based awards granted subsequent to adoption. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations.

Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

Accounting Pronouncements Outstanding:

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97 (SFAS 97), Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We have not yet determined the impact of the adoption of SOP 05-1 on our financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 2 - Accounting Pronouncements - Continued

Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140), was issued by the Financial Accounting Standards Board (FASB) in February 2006. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We will adopt the provisions of SFAS 155 effective January 1, 2007. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 3 - Segment Information

Selected data by segment is as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of dollars)
Premium Income
U.S. Brokerage
Group Income Protection
Group Long-term Income Protection	$485.3	$491.6
Group Short-term Income Protection	134.5	143.8
Group Life and Accidental Death & Dismemberment
Group Life	320.1	329.2
Accidental Death & Dismemberment	38.7	40.5
Supplemental and Voluntary
Individual Income Protection - Recently Issued	110.2	108.1
Long-term Care	120.6	114.5
Voluntary Workplace Benefits	94.4	81.5

	1,303.8	1,309.2

Unum Limited
Group Long-term Income Protection	147.3	138.5
Group Life	36.7	40.0
Individual Income Protection	7.4	11.5

	191.4	190.0

Colonial
Income Protection	129.8	125.8
Life	30.0	28.0
Cancer and Critical Illness	42.8	39.7

	202.6	193.5

Individual Income Protection - Closed Block	271.0	242.0

Other	1.2	0.3

	1,970.0	1,935.0

Net Investment Income and Other Income
U.S. Brokerage	283.1	271.0
Unum Limited	38.1	38.2
Colonial	22.9	26.2
Individual Income Protection - Closed Block	228.5	204.6
Other	82.8	82.7
Corporate	18.0	17.4

	673.4	640.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 3 - Segment Information - Continued

	Three Months Ended March 31
	2006	2005
	(in millions of dollars)
Operating Revenue (Excluding Net Realized Investment Gains and Losses)
U.S. Brokerage	$1,586.9	$1,580.2
Unum Limited	229.5	228.2
Colonial	225.5	219.7
Individual Income Protection - Closed Block	499.5	446.6
Other	84.0	83.0
Corporate	18.0	17.4

	2,643.4	2,575.1

Benefits and Expenses
U.S. Brokerage	1,558.4	1,479.7
Unum Limited	175.1	180.9
Colonial	179.3	175.9
Individual Income Protection - Closed Block	484.8	423.5
Other	75.8	73.7
Corporate	61.5	56.6

	2,534.9	2,390.3

Operating Income (Loss) Before Income Tax and Net Realized Investment Gain (Loss)
U.S. Brokerage	28.5	100.5
Unum Limited	54.4	47.3
Colonial	46.2	43.8
Individual Income Protection - Closed Block	14.7	23.1
Other	8.2	9.3
Corporate	(43.5)	(39.2)

	$108.5	$184.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 3 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our condensed consolidated statements of income is as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of dollars)
Operating Revenue by Segment	$2,643.4	$2,575.1
Net Realized Investment Gain (Loss)	2.5	(3.2)

Revenue	$2,645.9	$2,571.9

Operating Income by Segment	$108.5	$184.8
Net Realized Investment Gain (Loss)	2.5	(3.2)
Income Tax	37.6	29.4

Net Income	$73.4	$152.2

Assets by segment are as follows:

	March 31 2006	December 31 2005
	(in millions of dollars)
U.S. Brokerage	$19,953.2	$20,186.1
Unum Limited	3,374.6	3,335.3
Colonial	2,233.8	2,231.6
Individual Income Protection - Closed Block	15,384.3	15,792.1
Other	9,039.2	9,143.5
Corporate	486.2	1,178.2

Total	$50,471.3	$51,866.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 4 - Accounting for Stock-Based Compensation

We have various stock-based employee compensation plans, as described in our annual report on Form 10-K for the year ended December 31, 2005.

Prior to 2003, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations. All options granted prior to 2003 under the stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2003, we adopted the fair value recognition provisions of SFAS 123 and selected the prospective method of adoption allowed under the provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. The recognition provisions were applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense recognized in the first quarter of 2005 for stock-based employee compensation was less than what would have been recognized if the fair value method had been applied to all option awards granted after the original effective date of SFAS 123. If we had applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income and net income per share would be as follows:

Three Months Ended March 31, 2005
(in millions of dollars, except share data)
Net Income, as Reported	$152.2
Add: Stock-based Employee Compensation Expense Included in Net Income as a Result of the Prospective Application Allowed Under SFAS 148, Net of Tax	0.2
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(0.6)

Pro Forma Net Income	$151.8

Net Income Per Share:
Basic - as Reported	$0.52
Basic - Pro Forma	$0.51

Assuming Dilution - as Reported	$0.49
Assuming Dilution - Pro Forma	$0.49

Nonvested Stock

Compensation cost recognized for nonvested stock awards to employees was $5.0 million and $1.8 million ($3.2 million and $1.2 million after tax) for the three months ended March 31, 2006 and 2005, respectively. The weighted average grant date fair values for nonvested stock awards granted in the first quarter of 2006 and 2005 were $20.98 and $17.43, respectively. Nonvested shares vest over a two to five year service period commencing upon the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 4 - Accounting for Stock-Based Compensation - Continued

awards subject to accelerated vesting upon retirement is recognized over the implicit service period for grants issued subsequent to 2005 and over the explicit service period (subject to acceleration upon actual retirement) for grants issued prior to 2006. We pay cash dividend equivalents on outstanding nonvested stock. Dividend equivalents paid on nonvested stock are charged to retained earnings when paid. At March 31, 2006, we had $24.8 million of unrecognized compensation cost related to nonvested stock that will be recorded over a weighted average period of 1.2 years. Prior to the adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million.

Nonvested share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	2,187,284	$14.61
Granted	771,423	20.98
Vested	(109,185)	21.83
Forfeited	(7,316)	14.31

Nonvested at March 31, 2006	2,842,206	16.06

Stock Options

Compensation cost recognized for stock options was immaterial for the three months ended March 31, 2006 and 2005. We issue new shares upon the exercise of an option.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Service Cost	$8.9	$8.8	$2.2	$2.3	$1.0	$1.1
Interest Cost	12.1	10.9	1.9	1.9	2.5	2.6
Expected Return on Plan Assets	(10.2)	(10.1)	(1.8)	(1.7)	(0.1)	(0.2)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(1.0)	(1.0)
Amortization of Net Loss	5.6	4.8	0.6	0.7	—	—

Net Periodic Benefit Cost	$15.7	$13.7	$2.9	$3.2	$2.4	$2.5

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003 to add a voluntary prescription drug benefit for Medicare-eligible retirees to be effective January 1, 2006. The Medicare Act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. We reviewed the options available as a result of Medicare reform and aligned the options, as appropriate, for each of our designated groups of retirees.

During 2005 we confirmed, using final regulations issued by the Centers for Medicare & Medicaid Services on January 21, 2005, that all of our retiree medical plans would qualify for a government subsidy under the Medicare Act and chose to defer coordination with the new prescription drug benefit until 2007. For 2006, we will maintain our current retiree medical plans and expect to receive the government subsidy for all retirees. This change is reflected in the net periodic benefit cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 6 - Debt

In May 2003, UnumProvident issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of UnumProvident common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by UnumProvident due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract, we will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. Based on our closing stock price on May 5, 2006, we expect to issue approximately 43.3 million shares of common stock.

The scheduled remarketing of the senior note element of the units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired.

Note 7 - Stockholders’ Equity and Net Income Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of dollars, except share data)
Numerator
Net Income	$73.4	$152.2

Denominator (000s)
Weighted Average Common Shares - Basic	296,560.4	295,490.5
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	20,349.2	10,292.1
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	2,727.2	1,828.3

Weighted Average Common Shares - Assuming Dilution	319,636.8	307,610.9

Net Income Per Common Share
Basic	$0.25	$0.52
Assuming Dilution	$0.23	$0.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 7 - Stockholders’ Equity and Net Income Per Common Share - Continued

We account for the effect of the purchase contract element of the units, outstanding stock options, and other dilutive securities on the number of weighted average common shares, assuming dilution, using the treasury stock method. Under this method, the purchase contract element of the units, outstanding stock options, and other dilutive securities will have a dilutive effect only when the average market price of UnumProvident’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the units issued in 2004 and 2003 have a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The outstanding stock options and other dilutive securities have exercise prices ranging from $12.23 to $58.56.

Options to purchase approximately 8.2 million shares of common stock for the three month period ended March 31, 2006, and approximately 12.6 million shares for the three month period ended March 31, 2005, were outstanding during the respective periods but were not included in the computation of net income per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of UnumProvident’s common stock.

UnumProvident has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Comprehensive Loss

The components of comprehensive loss and the related deferred tax are as follows:

	Three Months Ended March 31
	2006	2005
	(in millions of dollars)
Net Income	$73.4	$152.2

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(1,202.8)	(451.6)
Reclassification Adjustment for Net Realized Investment (Gain) Loss	(3.1)	3.2
Change in Net Gain on Cash Flow Hedges	(107.3)	(9.9)
Change in Foreign Currency Translation Adjustment	0.5	(9.8)

	(1,312.7)	(468.1)
Change in Deferred Tax	(459.0)	(160.3)

Other Comprehensive Loss	(853.7)	(307.8)

Comprehensive Loss	$(780.3)	$(155.6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities

The lawsuits described below are for the most part in very preliminary stages. The outcome of the matters is uncertain, and we are unable to estimate a range of reasonably possible losses. Unless indicated otherwise, reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect our consolidated results of operations in a period, encourage other litigation, harm the Company’s reputation and goodwill, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our debt and financial strength ratings.

Claims Handling Matters

Multidistrict Litigation

On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring more than twenty putative class actions and derivative suits, described below, filed in various courts against the Company, several of its subsidiaries, and some of our officers to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. The defendants strongly deny the allegations in each of these actions and will vigorously defend the substantive and procedural aspects of the litigations.

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

Each of these actions purports to be brought on behalf of the Company against certain current and past members of our Board of Directors and certain executive officers alleging breaches of fiduciary duties and other violations of claims paying law by defendants. Plaintiffs allege, among other things, that the individual defendants breached their duties of good faith and loyalty by establishing or permitting to be established an unlawful policy of denying legitimate disability claims and improper financial reporting, and that certain defendants engaged in insider trading.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

On January 9, 2004, the Lead Plaintiff filed its consolidated amended complaint on behalf of a putative class of purchasers of UnumProvident stock between March 30, 2000 and April 24, 2003. The amended complaint alleges, among other things, that we issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate our disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. On March 19, 2004, the defendants filed a motion to dismiss the consolidated amended complaint.

On September 12, 2005, the court issued a Memorandum and Order denying in part, and granting in part, the motion to dismiss. The court granted the motion with respect to Lead Plaintiff’s claims concerning our investments and denied the motion challenging the other alleged misstatements. Discovery, which had been stayed in this action pursuant to the Private Securities Litigation Reform Act of 1995, has now begun.

On May 7, 2003, the first of three identical putative securities class actions was filed in the Southern District of New York, which were later consolidated under the caption Azzolini v. CorTs Trust II for Provident Financial Trust, et al. This action alleges claims on behalf of a putative class of purchasers of UnumProvident Corporate-Backed Trust Securities (CorTs) certificates that were issued by certain underwriter defendants unaffiliated with the Company.

Plaintiff alleges that the Company and certain of our officers violated the Securities Exchange Act of 1934 and that the underwriter defendants violated the Securities Act of 1933, all premised on the same factual allegations as the earlier-filed putative securities class action. A fourth action, Bernstein v. CorTs for Provident Financing Trust I, et al., was filed in the Eastern District of New York on July 7, 2003. The Bernstein action makes identical allegations, but with respect to a different series of CorTs securities. These actions all were transferred to the Eastern District of Tennessee for coordinated pre-trial proceedings.

On March 19, 2004, amended complaints were filed in both the Azzolini and Bernstein actions. The amended complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against UnumProvident and one of our officers. The Azzolini plaintiff seeks to represent a putative class of purchasers of certain CorTs certificates between March 21, 2001 and March 24, 2003. The Bernstein plaintiff seeks to represent a putative class of purchasers of a different series of CorTs certificates between February 8, 2001 and March 10, 2003. On April 19, 2004, the defendants moved to dismiss the complaints in each of these actions. On September 12, 2005, the court issued a Memorandum and Order granting the motion to dismiss filed by the Company. On January 12, 2006, plaintiffs filed a notice of appeal from the court’s decision dismissing this action.

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

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

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

On January 9, 2004, plaintiffs filed a consolidated amended complaint against the Company, several of our officers and directors, and several alleged Plan fiduciaries on behalf of a putative class of individuals that held UnumProvident stock in their 401(k) retirement accounts subsequent to November 17, 1999. Plaintiffs allege that the defendants violated ERISA by making misrepresentations and omissions regarding investment in UnumProvident stock and by acting imprudently in failing to take action to protect participants from losses sustained from investments in the Plan’s UnumProvident Stock Fund.

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

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

On November 30, 2005, the court entered a schedule providing for the completion of pretrial discovery by October 17, 2006. No trial date has been set for the action.

Examinations and Investigations

The Company’s U.S. insurance subsidiaries experienced increased market conduct examinations by state insurance departments during 2002 and 2003 focused specifically on our disability claims handling policies and practices. On March 19, 2003, we consented to the entry of an order by the Georgia Insurance Commissioner that, among other things, ordered four of the Company’s U.S. insurance subsidiaries to each pay a monetary penalty of $250,000 and to adhere to certain claims handling practices. The order also placed these four companies on regulatory probation for two years. The Georgia order did not cite any violations of Georgia law or regulations.

The insurance commissioners of Maine, Massachusetts, and Tennessee initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004, which was agreed to by 48 states and the District of Columbia. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes to our disability claims handling operations. The settlement agreements also include a reassessment of certain previously denied or closed claims, additional corporate and board governance, and payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions participating in the agreements. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine up to $145.0 million on the Company’s U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above, which will be conducted in approximately one year. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, it is not probable that we will fail to meet the performance standards in the agreements when these examinations are concluded.

In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain ERISA plans, joined the settlement agreements. The Office of the New York Attorney General (NYAG), which had engaged in its own investigation of our claim handling practices, notified us that it supported the settlement and closed its investigation on this issue.

In the fourth quarter of 2004, we recorded a charge related to the settlement of the multistate market conduct examination of $127.0 million, before tax, or $87.8 million, after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine.

On October 3, 2005, certain of the Company’s U.S. insurance subsidiaries entered into a settlement agreement with the California Department of Insurance (DOI), concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

As part of the settlement with the California DOI, we paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to our California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. Under the terms of the settlement, we will change certain provisions specific to California disability policies, and we received approval from the California DOI for the use of new individual and group disability policy forms. Following the California settlement, we also amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997 and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice.

In entering the settlement, we did not agree with the allegations and characterization of our past claims handling practices made by the California DOI.

Separately, we are proceeding with a plan to offer to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers.

Based on the California DOI settlement agreement and related matters described above, in the third quarter of 2005 we recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $8.0 million fine.

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for the claim reassessment process implemented as a result of the settlement agreements we entered into with state insurance regulators in the fourth quarter of 2004 and the settlement agreement we entered into with the California DOI in the third quarter of 2005. Included in our analysis was a review of (1) the number of claimants who would ultimately choose to participate in the process, (2) the number of claimants for whom payments would be made and then closed because the claimant is no longer disabled, (3) the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, and (4) the average incurred cost per claimant. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our current estimate of future obligations for benefit costs for claims reopened in the reassessment. We believe that the additional reserves we have established for claims reopened in the reassessment will be adequate based on our current analysis, but actual results may differ from our revised estimates. We also reviewed and concluded that we did not need to further adjust the amounts previously recorded for the incremental direct operating expenses to conduct the reassessment process and for the additional benefit costs and reserves for claims that were already incurred and in inventory that were anticipated to increase as a result of the claim process changes being implemented.

On March 29, 2006 the Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We are cooperating fully with the SEC in its investigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of finite reinsurance, changes in governance and other oversight procedures, fines, and other administrative action.

Such results, singly or in combination, could injure the Company’s reputation, cause negative publicity, adversely affect our debt and financial strength ratings, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the consolidated results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect our defense of various lawsuits described herein.

Other Claim Litigation

The Company and its insurance company subsidiaries, as part of our normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period. We are unable to estimate a range of reasonably possible punitive losses.

On December 20, 2004, Weiller v. New York Life Insurance Company, et al., was filed in New York Supreme Court against, among others, UnumProvident and certain subsidiaries on behalf of a putative class of insureds under policies issued by several third-party insurers on behalf of whom UnumProvident administers claims. The complaint alleges that the defendants breached the insurance policies by improperly denying or terminating benefits, and seeks equitable relief on behalf of the class and benefits on behalf of the named plaintiff. On February 18, 2005, the defendants filed a motion to dismiss this action. On June 20, 2005, the plaintiff filed a motion seeking certification of a putative class, which the defendants opposed. On April 27, 2006, the court denied class certification and dismissed all claims except the individual contract claim of plaintiff. Also pending are motions by plaintiff aimed at involving the court and plaintiff in the claim reassessment independently offered by the Company to many of its policyholders, including persons who are in the putative class. We deny the allegations and will vigorously defend against the allegations raised in the complaint.

From time to time class action allegations are pursued, as in Weiller, where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions, which can properly be addressed by a class action. Nevertheless, we monitor these cases closely and defend the Company appropriately where these allegations are made.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company and its subsidiaries. The Company has received additional subpoenas or requests for additional information from the NYAG concerning its relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants; one such complaint cited the Company but did not name it as a defendant. We are cooperating fully with the NYAG’s investigations and inquiries.

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

The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We are cooperating fully with these investigations.

We have also had discussions with the DOL regarding compliance with ERISA, relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. We are cooperating fully with the DOL’s investigation.

Broker-Related Litigation

The Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005, and that motion is pending. Plaintiffs filed a motion for class certification on February 13, 2006, and we will oppose class certification on or before May 5, 2006 in accordance with the present scheduling order in this matter.

The Company is a defendant in a case brought by the California Insurance Commissioner, styled California v. Universal Life Resources, et al., pending in California Superior Court. The Complaint purports only to seek injunctive relief under the California Insurance Code based on allegations of undisclosed or inadequately disclosed compensation paid to brokers, steering, bid rigging, and customer allocation similar to the claims asserted in MDL No. 1663. The defendants filed a demurrer to the Second Amended Complaint on July 21, 2005. The demurrer was overruled on December 23, 2005, and we filed an answer denying all material allegations on January 18, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

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

The Company is a defendant in an action entitled, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al., filed in Massachusetts Superior Court by the same counsel as in Palm Tree. The complaint names numerous insurance brokers and insurers and purports to be brought on behalf of Massachusetts insureds, alleging violations of breach of fiduciary duty and unjust enrichment under Massachusetts law. The case was removed to Federal Court and a tag-along notice filed seeking transfer to MDL No. 1663. The Judicial Panel on Multidistrict Litigation ordered the case transferred to MDL No. 1663 on February 13, 2006. Plaintiff’s motion to remand the matter to state court remains pending.

On December 21, 2004, a putative derivative action styled Leonard v. UnumProvident Corporation, et al., was filed in Tennessee Chancery Court against the Company and various members of our board of directors alleging claims on behalf of the Company against the director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. On April 1, 2005, the defendants moved to dismiss the complaint on the grounds that the plaintiff failed to make a pre-suit demand on our board of directors and that the complaint fails to state a claim upon which relief could be granted. That motion remains pending. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

We deny the allegations in these matters and intend to vigorously contest them.

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by the Company and its GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that the Company defrauds the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when the Company allegedly knows that the claimants are not disabled under SSA criteria. On September 13, 2005, the magistrate judge filed a recommended decision granting the Company’s motion to dismiss. The plaintiffs appealed that finding to the district court judge. On October 6, 2005, the district court judge adopted, in full, the recommended decision of the magistrate judge thereby granting dismissal of the case. The plaintiffs subsequently amended their pleading, and the Company filed a motion to dismiss the pleading as amended for the same reasons that the court dismissed the original pleading. On February 9, 2006, the Court denied the motion to dismiss. We deny the allegations in these matters and intend to vigorously contest them.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

March 31, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

In certain of our reinsurance businesses there are disputes among the pool members, reinsurance participants, and/or reinsurers concerning the scope of their obligations and liabilities within the reinsurance contracts, including the reinsurance pools for which subsidiaries of the Company acted either as pool managers or underwriting agents, as pool members, or as reinsurers. The Company or the Company’s subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers in the process of resolving the various claims.

Various other lawsuits against the Company have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation incurred in the normal course of business are not deemed likely to materially adversely affect the consolidated financial position or results of operations in a period, depending on the results of operations for the particular period.

Note 10 - Income Tax

During the first quarter of 2005, the Internal Revenue Service completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR) in April 2005. Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders

UnumProvident Corporation

We have reviewed the condensed consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income for the three month periods ended March 31, 2006 and 2005, and the condensed statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 2, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation, which we refer to as UnumProvident, and its insurance and non-insurance companies, which collectively with UnumProvident we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of group and individual income protection insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and related services.

We have three major business segments: U.S. Brokerage, Unum Limited, and Colonial, as well as the Individual Income Protection – Closed Block segment, Other segment, and Corporate segment. These segments are discussed more fully under “Segment Operating Results” included in this Form 10-Q.

We offer a comprehensive portfolio of income protection products and services to meet the diverse needs of the marketplace. We seek to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can combine with other coverages to provide integrated product solutions for customers. We offer businesses of all sizes highly competitive benefits to protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, we offer services, including comprehensive claims management services, which are designed to be responsive and timely. We are committed to service excellence.

We believe that we are well positioned to compete in this highly competitive business. In addition to competition, portions of our business are sensitive to economic and financial market factors, including consumer confidence, employment levels, and the level of interest rates.

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2005.

Executive Summary

We had generally strong operating performance in all of our U.S. Brokerage segment lines in the first quarter of 2006 with the exception of the group long-term income protection line of business, where claims management results continue to be below our long-term expectations for this business. Unum Limited and Colonial continued to produce excellent results and contributed positively to our overall results.

We generated over 27 percent sales growth, relative to the first quarter of 2005, in the U.S. Brokerage group small and mid-employer core markets, or employers with less than 2000 employees. Sales to the U.S. Brokerage group large employer markets are lower than last year. We believe this lower level of sales is due to the fact that we continue to maintain pricing discipline in this segment of the market. We continue to make progress toward our goal of a more balanced mix of business between core market and large case sales, and we believe this has positive implications for future profitability. We also reported growth of 7.5 percent in the U.S. Brokerage voluntary workplace benefits line of business. Colonial reported sales growth of nearly 10 percent, with momentum emerging after a period of reorganizing its sales infrastructure. Sales in Unum Limited were considerably lower than last year, as this company is challenged to improve its already significant market share profitably in a highly competitive market. Sales were also negatively impacted in the first quarter of 2006 by distraction in the U.K. employee benefits market due to changes in pension legislation.

Combined statutory capital and surplus for our U.S. insurance subsidiaries was approximately $4.185 billion at March 31, 2006, compared to $4.270 billion at December 31, 2005, maintaining our desired capital strength and dividend capacity.

Our 2006 priorities are as follows:

•	Continued improvement in operating results;

•	Consistent execution of our business plan;

•	Improvement of our financial ratings; and

•	Enhancement of our corporate reputation.

Progress and 2006 plans to address these priorities are as follows:

Continued Improvement in Operating Results

As previously noted, for the first quarter of 2006 we reported good profit results in most of our U.S. Brokerage segment lines of business, with the singular exception of our group long-term income protection line of business, which continued to perform below expectations primarily due to claims management performance. The key factor impacting the achievement of overall operating improvement is improvement of the profitability of our U.S. Brokerage group long-term income protection business. Positive trends are emerging for this line of business, including: favorable pricing trends; stable to declining claim incidence trends; renewal profit improvement; aggressive management of expenses; improvements in operating effectiveness; and the management of persistency of the in-force block of business, which includes retaining business that is more profitable than business which terminates.

We reported profitable results for our Unum Limited and Colonial segments in the first quarter of 2006, as we continue to focus on operating improvement opportunities in these business segments while also aggressively managing expenses.

Sales for U.S. Brokerage increased over the same period last year, with sales in our core market segments particularly encouraging as we continue to seek to increase the portion that core market segments contribute to our overall U.S. Brokerage business mix. Sales in Unum Limited have been challenging, but we expect to maintain Unum Limited’s market position during 2006. Colonial’s sales momentum has increased, showing positive results of the field management restructuring that has occurred in this segment.

Consistent Execution of Our Business Plan

A focus of ours during the last few years has been on designing and implementing a business plan that can generate more consistent results. This has required changes in our operating plans, including better alignment of our employees with the new direction we have set for our Company. Our back-to-basics approach includes focusing on balancing growth and profitability, maintaining superior service levels, and better managing the risks associated with our business.

We have continued to diversify and improve our business balance by growing Unum Limited, Colonial, and our U.S. Brokerage supplemental and voluntary product lines and by shifting our U.S. Brokerage group lines of business into a more balanced mix between small and mid-employer core market segments and the large employer market segment.

We also recognize opportunities to improve consistency of business plan execution and have initiated actions to do so. These opportunities include improving technology solutions in our administration areas and a focus on consistent service delivery in our customer service areas. In addition, we continue to maintain a disciplined approach to pricing and underwriting.

We continue to focus heavily on those areas of our Company which are not meeting our expectations. Those areas include claims management performance in our U.S. Brokerage group long-term income protection business, where we have recently made a number of major organizational and process changes which should improve long-term performance. We believe we have taken the necessary actions to restore claim operational effectiveness over the long term and expect improvements to occur during the remainder of 2006 and 2007.

We actively manage the credit risk and interest rate risk in our investment portfolio. During the first quarter of 2006, the margins between reserve discount rates and the respective portfolio yield rates remained within our target ranges. We match the cash flows of our investment portfolios with the cash flows of our liabilities to eliminate as much as possible our exposure to changes in the overall level of interest rates. While our core investments are investment grade corporate fixed maturity securities, we also invest in other asset sectors for diversification. The investment portfolio is well diversified across industry sectors as well, and the average quality of our fixed maturity security portfolio was A2 at the end of the first quarter of 2006.

We believe that the actions we have taken during the past several years, as well as the plans we are executing in 2006, will improve the effectiveness of the basic functions of our businesses, reduce our business volatility, and lead to a more consistent execution of our business plan.

Improvement of our Financial Ratings

Our significant accomplishments during 2005 established a foundation for improved financial flexibility in 2006 and beyond. The risk-based capital ratio for our U.S. insurance subsidiaries, calculated on a weighted average basis, was above 300 percent at the end of 2005. In November 2005, we repatriated $454.8 million in unremitted foreign earnings under the Homeland Investment Act of 2004. In 2005 we repaid $227.0 million of maturing debt, completed a long-term debt offering in conjunction with the repatriation, and in the first quarter of 2006 participated in the remarketing of the senior note element of our adjustable conversion-rate equity security units, retiring $400.0 million of outstanding debt. With these actions, we have reduced our financing risk by lowering our consolidated debt and smoothing our debt maturity schedule.

During 2006, we expect to further lower our debt leverage ratio by repaying outstanding debt and expect to increase our fixed charge coverage ratios. We will continue to maintain enough liquidity at the holding company to cover at least six months of after-tax debt interest service and stockholder dividends as well as a reserve for near-term debt maturities.

In May 2006, upon settlement of the common stock purchase contract of the adjustable conversion-rate equity security units issued during 2003, we will receive approximately $575.0 million, and UnumProvident will issue between 43.3 million and 52.9 million shares of common stock, depending on the common stock market price at the settlement date. Based on our closing stock price on May 5, 2006, we expect to issue approximately 43.3 million shares of common stock. We will use a portion of the proceeds to reduce debt. We expect to retain significant liquidity at the holding company and will evaluate opportunities for its effective use.

Enhancement of Our Corporate Reputation

We believe, and independent market surveys indicate, that we have been successful in maintaining a solid reputation and relationship with our customers and producers. Survey ratings for products and services remain at historically favorable levels. Ratings for image and reputation are also favorable and show improvement over prior periods.

While we have made strides in enhancing our corporate reputation with some of our constituencies, we recognize the need to continue to improve our reputation with others, especially with some segments of the financial markets and among some members of the regulatory community. We meet periodically with regulators and the rating agencies and maintain an ongoing dialogue with them to communicate progress we are making toward our strategic objectives and financial plans, as well as other issues which could impact any of our companies. We removed substantial regulatory uncertainty surrounding our claims practices through the settlement agreement with the California Department of Insurance (DOI) in 2005 and the settlement of the multistate market conduct examinations in 2004 and continue to focus a great deal of resources on meeting the requirements of these agreements.

First Quarter 2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for the claim reassessment process implemented as a result of the settlement agreements we entered into with state insurance regulators in the fourth quarter of 2004 on conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to our disability claims handling practices and the settlement agreement we entered into with the California Department of Insurance (DOI) in the third quarter of 2005 which concluded a market conduct examination and investigation of our disability claims handling practices. See Item 7 of our annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of these settlement agreements.

Included in our analysis was a review of (1) the number of claimants who would ultimately choose to participate in the process, (2) the number of claimants for whom payments would be made and then closed because the claimant is no longer disabled, (3) the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, and (4) the average incurred cost per claimant. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our current estimate of future obligations for benefit costs for claims reopened in the reassessment. We believe that the additional reserves we have established for claims reopened in the reassessment will be adequate based on our current analysis, but actual results may differ from our revised estimates. We also reviewed and concluded that we did not need to further adjust the amounts previously recorded for the incremental direct operating expenses to conduct the reassessment process and for the additional benefit costs and reserves for claims that were already incurred and in inventory that were anticipated to increase as a result of the claim process changes being implemented. The charge decreased before-tax operating results for our U.S. Brokerage segment group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million.

Status of the Settlement Agreements

In connection with the settlement agreements related to the multistate market conduct examination and the California DOI market conduct examination and investigation, as of mid-April 2006, we had completed the mailing of approximately 96 percent of the total required claim reassessment notices. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through mid-April 2006, approximately 27 percent of the recipients of the reassessment notice have requested claim reassessment information forms. The rate of response for reassessment is likely to increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms. We have included that assumption in our revised reserve estimate.

Other Regulatory Investigations

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we have responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor. Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, the Company received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company. The Company has received additional subpoenas or requests for additional information from the NYAG concerning our relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants; one such complaint cited the Company but did not name it as a defendant. We are cooperating fully with the NYAG’s investigations and inquiries.

Since October 2004, the Company has received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including California, Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, and South Carolina. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We are cooperating fully with these investigations.

We have also had discussions with the DOL regarding compliance with ERISA, relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. We are cooperating fully with the DOL’s investigation.

We have been reviewing our compensation policies and procedures for compliance with applicable legal requirements. In accordance with our announced support for disclosure of compensation paid to producers, including both brokers and agents, we have implemented policies to facilitate customers obtaining information regarding producer compensation from the producers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our company website about our producer compensation programs. Under these policies, any customer who wants specific producer compensation related information can obtain this information by contacting our Producer Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by us to the producer when the customer is also paying a fee to the producer and strengthening certain policies and procedures associated with new business and quoting activities. We are still monitoring developments relating to “contingent commissions” and will consider alternative arrangements when there is more clarity on the issue as a component of producer compensation.

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. For further information on the various lawsuits, see Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1.

Beginning in March 2005, several of our insurance subsidiaries received requests from various regulatory agencies seeking information relating to finite reinsurance and whether there are any ancillary or verbal side agreements that affect the potential loss under the terms of the reinsurance agreement. Additionally, the requests seek information on such matters as our use of finite reinsurance, controls relating to proper accounting treatment, and maintenance of underwriting files on the reinsurance agreements. We have responded to the earlier requests and are in the process of responding to the more recent requests.

In February 2006, we received from the Financial Services Authority (FSA) in the U.K. the results of the FSA’s recent risk assessment review of Unum Limited. In the normal course of regulatory review, the FSA focuses on the identification and assessment of risks within U.K. regulated businesses. We are in the process of responding to the report.

On March 29, 2006 the Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We are cooperating fully with the SEC in its investigation.

Financing

In May 2003, UnumProvident issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of UnumProvident’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by UnumProvident due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract, we will receive proceeds of approximately $575.0 million, and UnumProvident will issue between 43.3 million and 52.9 million shares of common stock in May 2006. Based on our closing stock price on May 5, 2006, we expect to issue approximately 43.3 million shares of common stock.

The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired.

Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e., vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. Under this method, the provisions are generally applied only to share-based awards granted after adoption. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations. We describe the impact of adopting SFAS 123(R) in Note 4 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 of this document.

Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

First Quarter 2005 Significant Transactions and Events

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

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements.

The accounting policies deemed to be most critical to the results of operations and financial condition are those related to reserves for policy and contract benefits, deferred policy acquisition costs, investments, reinsurance, and income taxes. There have been no changes in our critical accounting policies during the first quarter of 2006. For additional information, including a summary of our significant accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31
	2006	% Change	2005
Revenue
Premium Income	$1,970.0	1.8%	$1,935.0
Net Investment Income	563.8	6.8	528.0
Net Realized Investment Gain (Loss)	2.5	178.1	(3.2)
Other Income	109.6	(2.2)	112.1

Total	2,645.9	2.9	2,571.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,867.5	7.5	1,737.9
Commissions	210.9	1.5	207.7
Interest and Debt Expense	58.4	10.6	52.8
Deferral of Policy Acquisition Costs	(135.9)	(1.2)	(137.6)
Amortization of Deferred Policy Acquisition Costs	119.8	3.5	115.8
Amortization of Value of Business Acquired	1.9	(53.7)	4.1
Compensation Expense	177.9	(3.7)	184.8
Other Operating Expenses	234.4	4.3	224.8

Total	2,534.9	6.0	2,390.3

Income Before Income Tax	111.0	(38.9)	181.6

Income Tax	37.6	27.9	29.4

Net Income	$73.4	(51.8)	$152.2

Consolidated premium income increased in the first quarter of 2006 relative to the prior year period, with increases reported for the Unum Limited segment, Colonial segment, and the U.S. Brokerage segment supplemental and voluntary lines of business. Premium income decreased in our U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business. This decrease was in line with our expectations due to our pricing strategy for our group business. Premium income in the Individual Income Protection – Closed Block segment increased in the first quarter of 2006 relative to the prior year period due to the recapture of a ceded block of business in the third quarter of 2005.

Net investment income was higher than the first quarter of 2005 due primarily to the growth in invested assets, offset by a lower yield due to the lower interest rate environment and the investment of new cash at lower rates, a decline in the level of prepayments on mortgage-backed securities, and a decline in bond call premiums. The first quarter of 2006 also includes net investment income on the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. We expect that the portfolio yield will continue to gradually decline, until the market rates on new purchases increase above the level of the overall yield. Investment income is expected to increase, however, due to the continued growth in invested assets.

Net realized investment gains and losses from sales and write-downs were improved in the first quarter of 2006, with a net realized gain of $3.1 million compared to a net realized loss of $5.0 million in the comparable period of 2005. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in a net realized loss of $0.6 million in the first quarter of 2006 compared to a net realized gain of $1.8 million for the first quarter of 2005. We believe that our active management of credit risk created this improvement in realized investment gains and losses from sales and write-downs and expect these gains and losses to be relatively consistent with the level of 2005. See “Investments” contained in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 94.8 percent for the first quarter of 2006 compared to 89.8 percent for the comparable period of 2005. As previously noted, benefits and change in reserves for future benefits include $86.0 million related to the first quarter of 2006 additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, the ratio of benefits and change in reserves for future benefits to premium income was 90.4 percent for the first quarter of 2006. See “Segment Operating Results” as follows for discussions of line of business risk results and claims management performance.

Included in the first quarter of 2006 interest expense is the write-off of deferred debt costs of $5.3 million related to the extinguishment of $400.0 million of debt repurchased in the remarketing of the senior note element of our adjustable conversion-rate equity security units in February 2006. The $400.0 million of senior notes repurchased were subsequently retired.

Commission and expense ratios are consistent with the first quarter of 2005. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Income before income tax was $111.0 million in the first quarter of 2006 compared to $181.6 million in the first quarter of 2005. Excluding the additional reserve charge, income before income tax would have been $197.0 million in the first quarter of 2006.

As previously discussed, income tax for the first quarter of 2005 includes a tax benefit of $32.0 million related to the reduction of income tax liabilities.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended March 31
	2006	% Change	2005
U.S. Brokerage Segment

Fully Insured Products
Group Long-term Income Protection	$43.1	16.5%	$37.0
Group Short-term Income Protection	12.0	(25.0)	16.0
Group Life	33.2	4.7	31.7
Accidental Death & Dismemberment	2.8	(17.6)	3.4
Individual Income Protection - Recently Issued	12.3	(7.5)	13.3
Group Long-term Care	3.9	(22.0)	5.0
Individual Long-term Care	2.7	(12.9)	3.1
Voluntary Workplace Benefits	54.7	7.5	50.9

Total Fully Insured Products	164.7	2.7	160.4

Administrative Services Only (ASO) Products
Group Long-term Income Protection	—	(100.0)	0.1
Group Short-term Income Protection	1.3	85.7	0.7

Total ASO Products	1.3	62.5	0.8

U.S. Brokerage Segment	166.0	3.0	161.2

Unum Limited Segment
Group Long-term Income Protection	7.2	(59.6)	17.8
Group Life	3.1	(80.4)	15.8
Individual Income Protection	1.4	(54.8)	3.1

Unum Limited Segment	11.7	(68.1)	36.7

Colonial Segment
Income Protection	42.0	13.8	36.9
Life	14.3	0.7	14.2
Cancer and Critical Illness	10.9	6.9	10.2

Colonial Segment	67.2	9.6	61.3

Individual Income Protection - Closed Block Segment	1.4	(12.5)	1.6

Total Sales	$246.3	(5.6)	$260.8

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next twelve months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our income statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in force policies written in prior years as well as current new sales.

Premiums for fully insured products are reported as premium income. Fees for administrative services only (ASO) products (those where the risk and responsibility for funding claim payments remain with the customer and we only provide services) are included in other income. Sales, persistency of the existing block of business, and the effectiveness of the renewal program are indicators of growth in our premium and fee income. Trends in new sales, as well as existing market share, also indicate our potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. Negative media attention or downgrades in the financial strength ratings of our insurance subsidiaries may adversely affect our ability to grow sales and renew our existing business. We intend to continue with our disciplined approach to pricing and also with our strategy of developing a more balanced business mix.

Prior year sales results by segment were reclassified to conform to our current reporting segments which were modified effective July 1, 2005. See “Segment Operating Results” as follows for discussions of sales by segment.

Segment Operating Results

Our reporting segments are comprised of the following: U.S. Brokerage, Unum Limited, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP).

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from operations before income tax as presented in our condensed consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows.

(in millions of dollars)

	Three Months Ended March 31
	2006	2005
Operating Revenue by Segment	$2,643.4	$2,575.1
Net Realized Investment Gain (Loss)	2.5	(3.2)

Revenue	$2,645.9	$2,571.9

Operating Income by Segment	$108.5	$184.8
Net Realized Investment Gain (Loss)	2.5	(3.2)
Income Tax	37.6	29.4

Net Income	$73.4	$152.2

Included in the first quarter of 2006 before tax operating income by segment of $108.5 million is a before tax charge of $86.0 million related to the first quarter of 2006 additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, our before tax operating income by segment would have been $194.5 million in the first quarter of 2006.

In the following segment operating results discussions, prior year results by segment have been reclassified to conform to our current reporting segments which were modified effective July 1, 2005.

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

(in millions of dollars)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income	$1,303.8	(0.4)%	$1,309.2
Net Investment Income	257.7	5.6	244.0
Other Income	25.4	(5.9)	27.0

Total	1,586.9	0.4	1,580.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,171.1	6.5	1,099.9
Commissions	134.4	1.7	132.1
Deferral of Policy Acquisition Costs	(81.6)	(2.3)	(83.5)
Amortization of Deferred Policy Acquisition Costs	79.0	3.9	76.0
Amortization of Value of Business Acquired	0.1	—	0.1
Operating Expenses	255.4	0.1	255.1

Total	1,558.4	5.3	1,479.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$28.5	(71.6)	$100.5

Segment Sales

Sales for the U.S. Brokerage segment during the first quarter of 2006 continued to reflect achievement of our strategy of disciplined pricing and a balanced business mix through diversification, with growth of approximately 27.3 percent in sales of fully insured group long-term and short-term income protection and group life products in the small and mid-employer core markets.

Group long-term income protection sales, on a fully insured basis, increased during the first quarter of 2006 compared to the prior year first quarter by 16.5 percent. First quarter of 2006 sales in the small and mid-employer core market segment were 22.5 percent higher than the first quarter of 2005, while sales in the large case market were also higher than the prior year quarter but grew less than sales in the core markets. Group short-term income protection sales, on a fully insured basis, decreased in the first quarter of 2006 compared to the prior year first quarter, with a 22.4 percent increase in sales in the core market segment offset by a decline in sales in the large case market segment. Total group life sales increased in comparison to the prior year first quarter, in tandem with the increase in sales of the group long-term income protection line of business as the group life products are primarily sold in conjunction with the group income protection products. On a by market segment basis, core market segment sales for group life increased 40.6 percent, while sales in the large case market segment decreased 12.0 percent. Accidental death and dismemberment sales decreased in the first quarter of 2006 as compared to the prior year first quarter.

Voluntary workplace benefits sales increased in comparison to the prior year first quarter, with positive year over year growth in all market size segments, as we continue to focus on the voluntary product lines for future growth. Sales of voluntary workplace benefits income protection products grew 50.4 percent relative to sales in the first quarter of 2005, offset somewhat by a decline in sales of voluntary workplace benefits life products.

Segment Persistency and Renewal of Existing Business

We monitor persistency of our existing business and reflect adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency during the first quarter of 2006 was generally slightly higher than persistency in the first quarter of 2005 and was consistent with our expectations.

A continuing part of our strategy for U.S. Brokerage group business involves executing our renewal programs and managing persistency in our existing blocks of business. Persistency for the primary lines of business within the U.S. Brokerage segment is expected to remain stable during 2006, which reflects the need for less aggressive renewal actions on the in-force business and a smaller 2006 renewal program than the programs of 2004 and 2005. The revisions in our group income protection product requirements for policies issued in California, resulting from our 2005 California DOI settlement agreement, have not materially impacted sales, renewals, or persistency for our U.S. Brokerage segment.

Our previous renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain producer relationships.

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies and have through mid-April received approval in approximately one-third of states where requested. The rate adjustment will bring the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 20 to 30 percent range and will affect approximately 130,000 policyholders, less than 16 percent of our total long-term care block of business. Increases are subject to state review and approval and will be effective on the policy anniversary following the state approval and only after the proper state-specific notification requirements have been satisfied. In states for which a rate increase is submitted and approved, customers will also be given options for coverage changes or other approaches that might fit their current financial and insurance needs.

U.S. Brokerage Group Income Protection Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group income protection.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$485.3	(1.3)%	$491.6
Group Short-term Income Protection	134.5	(6.5)	143.8

Total Premium Income	619.8	(2.5)	635.4
Net Investment Income	153.3	3.1	148.7
Other Income	19.5	(4.4)	20.4

Total	792.6	(1.5)	804.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	664.4	9.7	605.5
Commissions	46.6	(3.1)	48.1
Deferral of Policy Acquisition Costs	(17.8)	(10.1)	(19.8)
Amortization of Deferred Policy Acquisition Costs	22.0	(4.8)	23.1
Operating Expenses	149.0	3.4	144.1

Total	864.2	7.9	801.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(71.6)	N.M.	$3.5

Benefit Ratio (% of Premium Income) (1)	107.2%		95.3%
Operating Expense Ratio (% of Premium Income)	24.0%		22.7%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	(11.6)%		0.6%

Persistency - Group Long-term Income Protection	86.6%		82.6%
Persistency - Group Short-term Income Protection	81.9%		78.3%

N.M. = not a meaningful percentage

(1)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding this charge, the benefit ratio for the three months ended March 31, 2006 would have been 95.5%.

(2)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding this charge, the before-tax operating income ratio for the three months ended March 31, 2006 would have been 0.2%.

Premium income for group income protection decreased in the first quarter of 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. Net investment income increased in the first quarter of 2006 compared to the prior year first quarter due to the growth in the level of assets supporting these lines of business and an increase in bond call premiums, mitigating the impact of the lower yield resulting from the low interest rate environment. Other income, which decreased slightly, includes ASO fees of $15.5 million for the first quarters of 2006 and 2005.

The increase in the first quarter of 2006 group income protection benefit ratio relative to the prior year was due to the $72.8 million additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, the first quarter of 2006 group income protection benefit ratio of 95.5 percent was consistent with the prior year first quarter ratio of 95.3 percent.

While we made progress during 2005 and in the first quarter of 2006 in improving claim operational effectiveness, claims management results have not yet improved to the level we expect. As previously discussed, we have recently made a number of major organizational and process changes which should restore our claim operational effectiveness over the long term. While improving performance in claim operational effectiveness is expected to occur during the remainder of 2006 and into 2007, the operational improvement we have projected may occur at a slower rate, and we may incur additional costs in our claim operations.

The operating expense ratio increased compared to the prior year due to an increase in operating expenses resulting from additional first quarter of 2006 costs not expected to be ongoing and also due to the decrease in premium income. We continue to aggressively manage expenses against the expected decline in premium income.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in our group income protection business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Adjustments to reserve amounts may be required if there are changes in assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

U.S. Brokerage Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income
Group Life	$320.1	(2.8)%	$329.2
Accidental Death & Dismemberment	38.7	(4.4)	40.5

Total Premium Income	358.8	(2.9)	369.7
Net Investment Income	35.1	(11.8)	39.8
Other Income	—	—	—

Total	393.9	(3.8)	409.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	274.8	(0.1)	275.1
Commissions	23.0	(9.4)	25.4
Deferral of Policy Acquisition Costs	(9.8)	(12.5)	(11.2)
Amortization of Deferred Policy Acquisition Costs	16.4	(7.9)	17.8
Operating Expenses	45.6	(2.8)	46.9

Total	350.0	(1.1)	354.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$43.9	(20.9)	$55.5

Benefit Ratio (% of Premium Income)	76.6%		74.4%
Operating Expense Ratio (% of Premium Income)	12.7%		12.7%
Before-tax Operating Income Ratio (% of Premium Income)	12.2%		15.0%

Persistency - Group Life	79.1%		72.5%
Persistency - Accidental Death & Dismemberment	80.3%		77.4%

Premium income decreased in the first quarter of 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. The decrease in net investment income relative to the prior year first quarter resulted primarily from a decline in the level of assets supporting these businesses.

The group life line of business reported an increased benefit ratio in comparison to the prior year first quarter due primarily to slightly higher levels of claim incidence and average claim size for both submitted and paid claims, but the levels are generally consistent with historical first quarter trends. The accidental death and dismemberment line of business reported a decreased benefit ratio for the first quarter of 2006 compared to the prior year due primarily to a decrease in the paid claim incidence rate for certain of the product lines.

Operating expenses decreased slightly in the first quarter of 2006 relative to the prior year, enabling the operating expense ratio to remain stable against the decline in premium income.

U.S. Brokerage Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$110.2	1.9%	$108.1
Long-term Care	120.6	5.3	114.5
Voluntary Workplace Benefits	94.4	15.8	81.5

Total Premium Income	325.2	6.9	304.1
Net Investment Income	69.3	24.9	55.5
Other Income	5.9	(10.6)	6.6

Total	400.4	9.3	366.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	231.9	5.7	219.3
Commissions	64.8	10.6	58.6
Deferral of Policy Acquisition Costs	(54.0)	2.9	(52.5)
Amortization of Deferred Policy Acquisition Costs	40.6	15.7	35.1
Amortization of Value of Business Acquired	0.1	—	0.1
Operating Expenses	60.8	(5.1)	64.1

Total	344.2	6.0	324.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.2	35.4	$41.5

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued	55.6%		57.8%
Long-term Care	93.0%		90.3%
Voluntary Workplace Benefits	61.9%		65.5%
Interest Adjusted Loss Ratio
Individual Income Protection - Recently Issued	41.8%		45.7%
Operating Expense Ratio (% of Premium Income)	18.7%		21.1%
Before-tax Operating Income Ratio (% of Premium Income)	17.3%		13.6%

Persistency - Individual Income Protection - Recently Issued	89.0%		91.0%
Persistency - Long-term Care	95.5%		95.4%
Persistency - Voluntary Workplace Benefits	81.4%		81.0%

The increase in premium income for the first quarter of 2006 relative to the prior year is due to sales growth and stable persistency. Net investment income increased relative to the prior year first quarter primarily from growth in the level of assets supporting these lines of business and due to higher investment yields because a greater portion of the investment portfolio is invested in longer-term investments than in the previous year.

The benefit ratio for the individual income protection – recently issued business decreased in the first quarter of 2006 relative to the prior year first quarter due to a decrease in both submitted and paid claim incidence rates. The benefit ratio for long-term care was higher in the first quarter of 2006 than in the prior year due primarily to the aging of the block of business. The benefit ratio for voluntary workplace benefits decreased in comparison to the first quarter of 2005 due primarily to a decrease in average paid claim size for the income protection product.

Commissions increased in the first quarter of 2006 in comparison to the prior year due primarily to the current period sales growth in voluntary workplace benefits. Deferral and amortization of policy acquisition costs was higher for the first quarter of 2006 due primarily to the growth in deferred acquisition costs for voluntary workplace benefits. The decrease in operating expenses in the first quarter of 2006 in comparison to the prior year first quarter is driven primarily by the individual income protection – recently issued line of business and is due mainly to lower sales and the restructuring of the distribution model for this line of business that was implemented in mid-2005.

Segment Outlook

Our primary focus during the remainder of 2006 will be continued improvement of our claims management results and profitability enhancement in our group income protection line of business, along with an emphasis on continued growth in the small and mid-employer core markets and the supplemental and voluntary product lines. We intend to continue our disciplined approach to pricing, renewals, and risk selection, with a continued effort to balance growth and profitability. Although this strategy may cause a somewhat lower persistency or market share, historically the profitability of business that terminates has generally been less than the profitability of retained business.

We expect our overall benefit ratio for group income protection to remain in the mid 90 percent range for the next two quarters and gradually improve to the low 90 percent range toward the end of 2006 and into 2007.

We believe that our U.S. Brokerage results will benefit if there is an improvement in overall economic conditions and a higher interest rate environment, although the improvement in results may lag behind the improvements in the economy and interest rate environment.

Unum Limited Segment Operating Results

The Unum Limited segment includes insurance for group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Shown below are financial results and key performance indicators for the Unum Limited segment.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$147.3	6.4%	$138.5
Group Life	36.7	(8.2)	40.0
Individual Income Protection	7.4	(35.7)	11.5

Total Premium Income	191.4	0.7	190.0
Net Investment Income	38.0	0.8	37.7
Other Income	0.1	(80.0)	0.5

Total	229.5	0.6	228.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	129.1	(0.2)	129.4
Commissions	11.9	(18.5)	14.6
Deferral of Policy Acquisition Costs	(8.2)	(6.8)	(8.8)
Amortization of Deferred Policy Acquisition Costs	5.3	(1.9)	5.4
Amortization of Value of Business Acquired	1.5	(59.5)	3.7
Operating Expenses	35.5	(3.0)	36.6

Total	175.1	(3.2)	180.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$54.4	15.0	$47.3

Benefit Ratio (% of Premium Income)	67.5%		68.1%
Operating Expense Ratio (% of Premium Income)	18.5%		19.3%
Before-tax Operating Income Ratio (% of Premium Income)	28.4%		24.9%

Persistency - Group Long-term Income Protection	91.2%		93.0%
Persistency - Group Life	82.0%		90.5%
Persistency - Individual Income Protection	86.6%		89.7%

Segment Sales

Sales of group long-term income protection and group life products decreased significantly in the first quarter of 2006 in comparison to sales in the first quarter of 2005, driven primarily by low activity in the overall U.K. market due to changes in pension legislation, a decrease in large case sales due to the competitive market in the U.K. for group products, and our decision to maintain pricing discipline. Unum Limited individual income protection sales in the first quarter of 2006 decreased slightly in comparison to the first quarter of 2005.

Operating Results

Premium income increased slightly in comparison to the prior year due to an increase in group long-term income protection driven by prior period sales and stable persistency, offset by a decline in premium income in the group life and individual income protection lines of business resulting from lower persistency. Net investment income remained stable in the first quarter of 2006 relative to the first quarter of 2005 due to continued growth in the business and the assets supporting it, offset partially by a decrease in portfolio yields relative to the prior year.

The benefit ratio for the group long-term income protection line of business was consistent with the first quarter of 2005. The benefit ratio for the group life line of business decreased in comparison to the first quarter of 2005 due to continued favorable claim experience and recent renewal activity which has resulted in the termination of less profitable business.

Commissions decreased in the first quarter of 2006 due to the decrease in sales relative to the prior year first quarter. Operating expenses and the operating expense ratio also decreased in the first quarter of 2006 compared to the prior year first quarter. We expect expenses to improve year over year due to economies of scale and our focus on expense management, but the expenses during the remainder of the year will likely exceed the level of first quarter expenses due to anticipated increases in staffing levels and developmental costs.

Segment Outlook

During the remainder of 2006, we intend to focus on maintaining our strong leadership position in the U.K and on identifying new sources of business to drive future growth in both the group and individual markets.

Sales in the first quarter of 2006 were negatively impacted by low activity in the overall U.K. market, where there was distraction in the employee benefits market due to changes in U.K. pension legislation. With our significant market position in the U.K., our sales are directly impacted when there is a slower market growth period. This market distraction, in combination with the generally competitive market in the U.K., has contributed to the lower first quarter of 2006 sales. Sales growth is expected to gain momentum throughout the year, with quarter over prior year comparable quarter increases in the latter half of the year. Total sales for 2006 are expected to be slightly below the level of 2005 due to the shortfall in the first quarter of 2006. We expect increases in individual income protection sales year over year, but anticipate a decline in the sale of group income protection products. We expect persistency to remain at its current levels, although pricing competition may negatively impact sales and/or persistency.

Although claims experience remained favorable for the group long-term income protection line of business, the benefit ratio may increase during the remainder of 2006, relative to the current level, as positive claim resolution trends on recent block acquisitions become less pronounced.

We believe that this segment will continue to produce growth in operating income, although the rate of growth will decline as the acquisition-related growth of the last several years subsides.

Colonial Segment Operating Results

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Shown below are financial results and key performance indicators for the Colonial segment.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income
Income Protection	$129.8	3.2%	$125.8
Life	30.0	7.1	28.0
Cancer and Critical Illness	42.8	7.8	39.7

Total Premium Income	202.6	4.7	193.5
Net Investment Income	22.6	(9.6)	25.0
Other Income	0.3	(75.0)	1.2

Total	225.5	2.6	219.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	105.5	1.3	104.1
Commissions	43.7	2.6	42.6
Deferral of Policy Acquisition Costs	(46.1)	1.8	(45.3)
Amortization of Deferred Policy Acquisition Costs	35.5	3.2	34.4
Amortization of Value of Business Acquired	0.3	—	0.3
Operating Expenses	40.4	1.5	39.8

Total	179.3	1.9	175.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$46.2	5.5	$43.8

Benefit Ratio (% of Premium Income)	52.1%		53.8%
Operating Expense Ratio (% of Premium Income)	19.9%		20.6%
Before-tax Operating Income Ratio (% of Premium Income)	22.8%		22.6%

Persistency - Income Protection	74.4%		75.4%
Persistency - Life	84.2%		84.3%
Persistency - Cancer and Critical Illness	82.0%		82.5%

Segment Sales

Sales increased in the first quarter of 2006 compared to the first quarter of 2005 driven by increased sales in the core markets, which are comprised of employee groups with less than 2,000 lives. We expect positive sales growth in the Colonial segment throughout 2006 as the sales momentum emerges after a period of reorganizing Colonial’s sales infrastructure.

Operating Results

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, partially offset by the lapsing of policies in areas impacted by the third quarter of 2005 hurricanes in the United States gulf coast region. In accordance with state insurance department requirements, Colonial extended its grace period through the end of 2005 for premium payments due from its policyholders in counties and parishes proclaimed disaster areas by the Federal Emergency Management Agency (FEMA). These policies were terminated in the first quarter of 2006 after working with the policyholders to determine which policyholders would not be continuing their coverage. Net investment income decreased in comparison to the prior year due primarily to the receipt of interest, in the first quarter of 2005, on a bond previously in default and for which interest income had not been accrued.

The benefit ratio for this segment decreased in the first quarter of 2006 in comparison to the prior year first quarter due primarily to the release of reserves related to the lapsed policies in the hurricane-impacted areas and also due to favorable risk experience in the individual short-term income protection line of business.

Segment operating income benefited slightly in the first quarter of 2006 from the termination of policies in the hurricane impacted areas. The reserves released on the terminated policies exceeded the premium receivable and the associated deferred policy acquisition costs for these policies.

Segment Outlook

Sales results improved year over year by 9.6 percent in the first quarter of 2006, and during the remainder of 2006 we will continue to emphasize consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

We expect growth in revenue and profitability to be driven by increasing premium income through sales growth and stable persistency while maintaining a focus on high-quality business and the management of expenses. High quality service is viewed as a differentiator for Colonial in the marketplace. The two key drivers for quality service delivery are trained service professionals and effective use of technology. These key drivers will be emphasized by seeking to increase innovation, productivity, and performance through leadership development and technological advances.

Individual Income Protection - Closed Block Segment Operating Results

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies in force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income	$271.0	12.0%	$242.0
Net Investment Income	202.2	12.4	179.9
Other Income	26.3	6.5	24.7

Total	499.5	11.8	446.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	430.4	15.9	371.5
Commissions	20.5	10.8	18.5
Operating Expenses	33.9	1.2	33.5

Total	484.8	14.5	423.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$14.7	(36.4)	$23.1

Interest Adjusted Loss Ratio (1)	96.5%		87.7%
Persistency	94.3%		94.6%

(1)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $13.2 million. Excluding this charge, the interest adjusted loss ratio for the three months ended March 31, 2006 would have been 91.6%.

Operating Results

During 2005, we recaptured a closed block of individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recapture, which included business with approximately $1.6 billion in invested assets and $185.0 million of annual premium, was effective August 8, 2005. Before the recapture, the underlying operating results of the reinsurance contract were reflected in other income. The recapture did not have a material effect on operating income for this segment.

The increase in premium income for the first quarter of 2006 relative to the prior year first quarter is due to the recapture of the ceded block of business, which increased reported premium income for the first quarter of 2006 approximately $46.6 million. Net investment income, which in the first quarter of 2006 includes $22.2 million of investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the reinsurance recapture, increased slightly in the first quarter of 2006 relative to the first quarter of 2005. This increase was mostly offset by a decline in the overall portfolio yield rate and a decline in prepayments on mortgage-backed securities. Other income includes the underlying results of certain blocks of reinsured business, including the results of the recaptured block of business before the recapture date.

The increase in the first quarter of 2006 interest adjusted loss ratio relative to the prior year was due to the $13.2 million additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI and to lower claim recovery rates.

Segment Outlook

We believe that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized our exposure to potential future adverse morbidity. As part of the 2004 restructuring, we entered into reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at March 31, 2006, equaled approximately $8.0 billion. The maximum risk limit for the reinsurer grows to approximately $2.6 billion over time, after which any further losses will revert to our insurance subsidiaries. We have not yet reached the retention limit and do not currently anticipate that once reached, our losses would exceed the maximum risk limit for the reinsurer and revert back to us. The reinsurance receivable for this contract, as reported in our condensed consolidated statements of financial condition, was approximately $577.2 million at March 31, 2006.

Total revenue, after a full year’s inclusion of premium and net investment income related to the recaptured block of business, is expected to decline very slowly over time as we believe that persistency will remain in the mid-90 percent range. We believe that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. Expenses throughout the remainder of 2006 are expected to be consistent with or lower than that reported for 2005.

Other Segment Operating Results

The Other operating segment includes results from disability management services and U.S. Brokerage insured products not actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. We expect operating revenue and income resulting from the products that are not actively marketed to decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of our U.S. Brokerage, Unum Limited, and Colonial segments.

(in millions of dollars)

	Three Months Ended March 31
	2006	% Change	2005
Operating Revenue
Premium Income	$1.2	N.M. %	$0.3
Net Investment Income	28.7	(1.4)	29.1
Other Income	54.1	0.9	53.6

Total	84.0	1.2	83.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	31.4	(4.8)	33.0
Commissions	0.4	N.M.	(0.1)
Operating Expenses	44.0	7.8	40.8

Total	75.8	2.8	73.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$8.2	(11.8)	$9.3

N.M. = not a meaningful percentage

Disability Management Services

Operating revenue from disability management services, which includes our wholly-owned subsidiaries GENEX and Options and Choices, Inc., totaled $45.8 million in the first quarter of 2006 compared to $44.3 million in the prior year first quarter. Operating income totaled $3.4 million in the first quarter of 2006 compared to $3.2 million in the first quarter of 2005.

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the first quarter of 2006, this line of business reported an operating loss of $2.4 million compared to an operating loss of $2.5 million in the first quarter of 2005.

Individual Life and Corporate-Owned Life

During 2000, we reinsured substantially all of the individual life and corporate-owned life insurance blocks of business and ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded.

Total operating revenue for individual life and corporate-owned life insurance was $9.5 million in the first quarter of 2006 compared to $9.8 million in the first quarter of 2005. Operating income for the same periods was $7.9 million and $9.9 million, respectively.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $26.5 million and $26.8 million in the first quarters of 2006 and 2005, respectively, and operating losses of $0.7 million and $1.3 million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $18.0 million in the first quarter of 2006 compared to $17.4 million in the first quarter of 2005. The Corporate segment reported operating losses of $43.5 million and $39.2 million in the first quarters of 2006 and 2005, respectively. Included in the first quarter of 2006 interest expense is the write-off of deferred debt costs of $5.3 million related to the extinguishment of $400.0 million of debt repurchased in connection with the remarketing of the senior note element of our adjustable conversion-rate equity security units in February 2006. See “Debt” contained in Item 2 for further discussion. Interest and debt expense was $53.1 million in the first quarter of 2006, excluding the write-off of deferred debt costs, compared to $52.8 million in the prior year first quarter.

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We try to maximize investment income and assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates affect the amount and timing of cash flows. For information on our formal investment philosophy, including our overall quality and diversification objectives, see “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

We actively manage our asset and liability cash flow match as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At March 31, 2006, the weighted average duration of our policyholder liability portfolio was approximately 7.99 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.72 years.

Investment Results

Net investment income was $563.8 million in the first quarter of 2006, up 6.8 percent relative to the amount reported in the first quarter of 2005. The increase was due primarily to growth in invested assets, offset by a lower yield due to the lower interest rate environment and the investment of new cash at lower rates, as well as a decline in the level of prepayments on mortgage-backed securities and a decline in bond call premiums. The first quarter of 2006 also includes investment income of approximately $22.2 million related to the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. The overall yield in the portfolio was 6.80 percent as of March 31, 2006, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.85 percent at the end of 2005 and a weighted average credit rating of A2. In the current low interest rate market, we expect the portfolio yield to continue to gradually decline until the market rates on new purchases increase above the level of the overall yield.

We reported before-tax realized investment gains and losses during the first quarters of 2006 and 2005 as shown in the following chart. We recognize impairment losses when we determine that the value of certain fixed maturity and equity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity and equity securities that were initially written down in a prior period. Additional investment losses may occur during the remainder of 2006. See “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for a complete discussion of the valuation of fixed maturity securities.

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. These changes were minimal in the first quarters of 2006 and 2005.

(in millions of dollars)

	Three Months Ended March 31
	2006	2005
Gross Realized Investment Gain from Sales	$38.3	$22.4

Gross Realized Investment Loss
Write-downs	11.6	2.0
Sales	23.6	25.4

Total	35.2	27.4

Change in Fair Value of DIG Issue B36 Derivatives	(0.6)	1.8

Net Realized Investment Gain (Loss)	$2.5	$(3.2)

Realized Investment Losses during the First Quarter of 2006 from Other than Temporary Impairments

Approximately 74 percent of the first quarter of 2006 other than temporary impairment losses occurred in the automotive and financial institution industries. Circumstances surrounding material other than temporary impairment losses are as follows:

•	$5.1 million loss on securities issued by a U.S. based cable systems operator. This company has been experiencing declining basic subscriber levels due to competition and has also incurred increased programming and interest expenses. In addition, recent transactions in the company’s industry have resulted in projections for further declines in its cable subscriber base and profit margins, resulting in an earnings level that may no longer service the debt structure of the company. Due to these factors, as well as the length of time these securities have been in an unrealized loss position, we determined that an other than temporary impairment had occurred. These securities were originally purchased as part of our below-investment-grade strategy. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period greater than 3 years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Quarter of 2005 from Other than Temporary Impairments

We had no individual securities on which material other than temporary impairment losses were recognized during the first quarter of 2005.

Realized Investment Losses during the First Quarter of 2006 from Sale of Fixed Maturity Securities

In the first quarter of 2006, we reported a realized loss of $23.1 million on the sale of fixed maturity securities. The securities sold during the first quarter of 2006 had a book value of $388.2 million and a fair value of $365.1 million at the time of sale and represented 22 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$13.1 million loss on securities issued by a U.S. based automotive parts supplier. This company has experienced lower sales due to declining auto production and higher expenses due to increasing steel prices. In an October 2005 press release, this company confirmed that due to accounting errors it would restate its previously released 2004 and first and second quarter 2005 earnings and delay third and fourth quarter 2005 earnings releases. In a first quarter of 2006 press release, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 3 years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during the First Quarter of 2005 from Sale of Fixed Maturity Securities

In the first quarter of 2005, we reported a realized loss of $20.4 million on the sale of fixed maturity securities. The securities sold during the first quarter of 2005 had a book value of $189.0 million and a fair value of $168.6 million at the time of sale and represented 17 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

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

Fixed Maturity Securities

Fixed maturity securities at March 31, 2006, included $33.5 billion, or 99.5 percent, of bonds and derivative instruments and $173.7 million, or 0.5 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2006

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,223.1	$46.6	$834.5	$61.1	$1,388.6	$107.7
Canadian	268.7	56.6	—	—	268.7	56.6
Capital Goods	2,411.9	137.8	726.8	35.6	1,685.1	173.4
Communications	2,622.1	111.9	991.0	58.5	1,631.1	170.4
Consumer Cyclical	1,346.3	30.9	449.4	37.6	896.9	68.5
Consumer Non-Cyclical	3,737.2	80.9	1,718.0	98.0	2,019.2	178.9
Derivative Instruments	103.6	100.7	(128.4)	138.0	232.0	238.7
Energy (Oil & Gas)	2,309.9	256.4	311.1	8.9	1,998.8	265.3
Financial Institutions	3,407.4	20.4	1,665.1	98.1	1,742.3	118.5
Mortgage/Asset Backed	4,300.9	169.8	1,293.6	38.4	3,007.3	208.2
Sovereigns	782.9	49.5	232.2	3.4	550.7	52.9
Technology	406.7	15.6	154.4	9.0	252.3	24.6
Transportation	1,000.2	98.1	89.7	3.7	910.5	101.8
U.S. Government Agencies and Municipalities	2,477.3	(7.9)	1,485.8	116.4	991.5	108.5
Utilities	6,061.3	229.2	2,585.5	130.2	3,475.8	359.4

Total	$33,459.5	$1,396.5	$12,408.7	$836.9	$21,050.8	$2,233.4

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2006.

Fixed Maturity Bonds – By Maturity

As of March 31, 2006

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$240.1	$4.1
Due after 5 years up to 10 years	2,961.8	285.2
Due after 10 years	7,913.2	509.2

Subtotal	11,115.1	798.5
Mortgage/Asset Backed Securities	1,293.6	38.4

Total	$12,408.7	$836.9

Of the $836.9 million in gross unrealized losses at March 31, 2006, $765.4 million, or 91.5 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2006.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$5,939.1	$219.1
> 90 <= 180 days	1,527.6	73.1
> 180 <= 270 days	2,386.0	157.3
> 270 <= 1 year	60.7	3.0
> 1 year <= 2 years	356.7	106.7
> 2 years <= 3 years	1,114.4	173.6
> 3 years	114.4	32.6

Total	$11,498.9	$765.4

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2006. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on March 31, 2006. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2006.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$216.7	$3.5

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	94.4	15.3

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	93.9	4.9

> 270 <=1 year
fair value < 100% >= 70% of amortized cost	54.3	2.0

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	265.0	27.0
fair value < 70% >= 40% of amortized cost	11.4	5.3

Subtotal	276.4	32.3

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	41.3	3.6

> 3 years
fair value < 100% >= 70% of amortized cost	132.8	9.9

Total	$909.8	$71.5

As of March 31, 2006, we held five securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of March 31, 2006

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$423.4	$28.3	<= 90 days

U.S. Government Sponsored Mortgage Funding Company	651.7	77.2	> 2 years <= 3 years

Principal Protected Equity Linked Note	45.6	25.8	> 3 years

Total	$1,120.7	$131.3

Below-Investment-Grade

New Zealand Based Paper and Forest Products Company	$35.6	$12.4	> 90 <= 180 days

U.S. Based Automobile Manufacturer	32.7	10.2	> 1 year <= 2 years

Total	$68.3	$22.6

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred after the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold, it becomes unlikely that we will hold the securities until recovery based on relevant facts and circumstances, or the securities become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. In determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other than temporary impairment.

For those fixed maturity securities with an unrealized loss and on which we have not recorded an impairment loss, we believe that the decline in fair value below amortized cost is temporary. We have the ability to hold our securities to the earlier of recovery or maturity and intend to hold all of our fixed maturity investments until maturity to meet our liability obligations. If information becomes available that changes our assessment as to whether we will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. We may also in certain circumstances sell a security in an unrealized loss position because of changes in tax laws, when a merger or the disposition of a segment or product line results in positions outside of our investment guidelines, due to changes in regulatory or capital requirements, due to unexpected changes in liquidity needs, to better match portfolio cash flows, or to take advantage of tender offers that recover up to or beyond the cost of the investment.

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by S&P as of March 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of March 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of March 31, 2006. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The fair value of the fixed maturity bond issued by the New Zealand based paper and forest products company has declined primarily as the result of the uncertainty created by the recent change in ownership of this company. In 2005, the company’s majority shareholder sold its ownership interest in the company. The new controlling shareholder is a privately held firm that is expected to significantly increase the leverage of the company. This potential increase in leverage resulted in a downgrade to below-investment-grade by the rating agencies prior to their subsequent withdrawal of their ratings. However, the company’s financial strength is adequate to meet all expected interest and principal payments. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities was primarily due to a decline in profitability and cash flow due to the competitive environment, loss of market share, high cost of raw materials, and rising employee healthcare and pension costs. The company recently announced several expense management initiatives that include plant closings, staffing reductions, and restructuring of employee healthcare and retiree benefits. The automotive company and the finance subsidiary both have substantial liquidity. The automotive company has approximately $25 billion in cash and equivalents compared to $18 billion of debt with an average maturity of 25 years. The finance subsidiary has approximately $18 billion in cash and equivalents. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our investment in mortgage-backed and asset-backed securities was approximately $4.1 billion and $4.2 billion on an amortized cost basis at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the mortgage-backed securities had an average life of 8.5 years and effective duration of 6.6 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of March 31, 2006, our exposure to below-investment-grade fixed maturity securities was $2,005.1 million, approximately 5.8 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.0 percent at the end of 2005. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2006, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value with fixed maturity securities in the condensed consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $19.1 million and $18.7 million, respectively, at March 31, 2006, and $21.5 million and $21.0 million, respectively, at December 31, 2005.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $783.2 million and $739.4 million on an amortized cost basis at March 31, 2006 and December 31, 2005, respectively. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no restructured or delinquent mortgage loans at March 31, 2006 or December 31, 2005.

We invested in additional commercial mortgage loans during the first quarter of 2006 and expect that during the remainder of the year we will continue to add investments in this category either through the secondary market or through loan originations.

Real estate was $18.0 million and $18.2 million at March 31, 2006 and December 31, 2005, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.5 million at March 31, 2006 and $6.7 million at December 31, 2005.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. At March 31, 2006 and December 31, 2005, the balance in the valuation allowances for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the first quarter of 2006 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarters of 2006 and 2005, we recognized net gains of $28.6 million and $7.9 million, respectively, on the termination of cash flow hedges and reported these amounts in other comprehensive income. We amortized $6.6 million and $4.7 million of net deferred gains into net investment income during the first quarters of 2006 and 2005, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $12.0 million at March 31, 2006. Additions and terminations, in notional amounts, to our hedging programs during the first quarter of 2006 were $135.0 million and $439.3 million, respectively, and in the first quarter of 2005 were $114.7 million and $59.1 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,302.2 million at March 31, 2006 and $4,606.5 million at December 31, 2005.

During 2005, we initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. As of March 31, 2006 and December 31, 2005, we had $400.0 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of March 31, 2006 and December 31, 2005, we had $684.3 million and $684.5 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities we retained after the sale of our Canadian branch.

As of March 31, 2006 and December 31, 2005, we had $200.0 million and $348.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $0.6 million of net realized investment losses and $1.8 million of net realized investment gains during the first quarters of 2006 and 2005, respectively.

Non-current Investments

Our exposure to non-current investments totaled $9.5 million at March 31, 2006, compared to $29.5 million at December 31, 2005. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At March 31, 2006 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $80.5 million had been recorded life-to-date. The amortized cost of these investments was $4.7 million. Approximately $8.9 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the condensed consolidated statements of financial condition since these transactions meet the requirements for the right of offset. As of March 31, 2006, we had $697.4 million face value of these agreements in an open position that were offset. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at March 31, 2006.

Liquidity and Capital Resources

Our liquidity requirements are met primarily by cash flows provided from operations, principally in our insurance subsidiaries. Premium and investment income, as well as maturities and sales of invested assets, provide the primary sources of cash. Debt and/or securities offerings provide an additional source of liquidity. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions), operating expenses, and taxes, as well as purchases of new investments. We have established an investment strategy that we believe will provide for adequate cash flows from operations.

Our policy benefits are primarily in the form of claim payments, and we have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. We believe our cash resources are sufficient to meet our liquidity requirements for the next twelve months.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $263.7 million for the three months ended March 31, 2006, compared to $287.2 million for the comparable period of 2005. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash provided by investing activities was $154.1 million compared to net cash used of $305.2 million for the three months ended March 31, 2006 and 2005, respectively. We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our participation in the remarketing of our adjustable conversion-rate equity security units in the first quarter of 2006. We therefore reported higher proceeds from sales of bonds and short-term investments than in the prior year first quarter. We had higher proceeds from maturities of investments in the first quarter of 2006 than in the comparable period of 2005, primarily due to an increase in fixed maturity security principal proceeds from bond calls and scheduled maturities, offset somewhat by a decrease in principal prepayments on mortgage-backed securities.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $426.3 million for the three months ended March 31, 2006 compared to $51.9 million used for the same period in 2005. During the first quarter of 2006, we repurchased $400.0 million of remarketed senior notes, which were subsequently retired.

See “Debt” as follows for further information on our debt offerings.

Cash Available from Subsidiaries

UnumProvident depends on payments from its subsidiaries to pay dividends to its stockholders, to pay its debt obligations, and to pay its expenses. These payments by our insurance and non-insurance subsidiaries may take the form of interest payments on loans from UnumProvident to its subsidiaries, operating and investment management fees, and/or dividends.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year.

The payment of ordinary dividends to a parent company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2006, $621.4 million is available for the payment of ordinary dividends to UnumProvident from its domestic insurance subsidiaries.

UnumProvident may also receive dividends from its United Kingdom-based affiliate, Unum Limited. The payment of dividends is restricted based on insurance company law in the United Kingdom, which requires a minimum solvency margin. Approximately $240.3 million is available for the payment of dividends from Unum Limited during 2006.

The ability of UnumProvident to continue to receive dividends from its insurance subsidiaries without regulatory approval depends on the level of earnings of our insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by UnumProvident.

Debt

At March 31, 2006, we had long-term debt, including adjustable conversion-rate equity security units and junior subordinated debt securities, totaling $2,861.6 million. At March 31, 2006, the debt to total capital ratio was 31.9 percent compared to 35.0 percent at December 31, 2005. The debt to total capital ratio, when calculated allowing no equity credit for junior subordinated debt securities and 50 percent equity credit for adjustable conversion-rate equity security units, was 29.3 percent at March 31, 2006, compared to 30.3 percent at December 31, 2005.

In May 2003, UnumProvident issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of UnumProvident’s common stock on May 15, 2006 and which entitles the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by UnumProvident due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. Upon settlement of the common stock purchase contract, we will receive proceeds of approximately $575.0 million and will issue between 43.3 million and 52.9 million shares of common stock. Based on our closing stock price on May 5, 2006, we expect to issue approximately 43.3 million shares of common stock.

The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. In May 2006, when the common stock purchase contract of the units is settled, we expect to utilize a portion of the proceeds received to reduce debt and retain the remaining proceeds at the holding company to provide liquidity while evaluating opportunities for its use.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for further discussion.

Commitments

With respect to our commitments, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. During the first quarter of 2006, there were no substantive changes in our commitments.

Ratings

The table below reflects our senior debt ratings and the financial strength ratings for our U.S. domiciled insurance company subsidiaries as of the date of this filing.

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

These ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We maintain an ongoing dialogue with these rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. We expect to hold our annual review meetings with each of the rating agencies during the second quarter of 2006. We cannot assure you that further downgrades by these or other ratings agencies will not occur.

There have been no changes in the rating agencies’ outlook statements or ratings during the first quarter of 2006. See our annual report on Form 10-K for the year ended December 31, 2005, for further information of our debt and financial strength ratings and the risks associated with rating changes.

Other Information

Pension and Postretirement Benefit Plans

We maintain separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of our total benefit obligation and pension expense. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent our best estimate of what we expect future experience to be. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methods but reflect the differences in the plan obligations. We follow Statements of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in our financial reporting and accounting for our pension and post-retirement benefit plans. See our annual report on Form 10-K for the year ended December 31, 2005, and Note 5 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2005. During the first quarter of 2006, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our information technology systems through upgrades to current systems or the implementation of new systems. These changes did not materially affect our internal control over financial reporting nor are they expected to.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

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

UnumProvident Corporation (Registrant)

Date: May 8, 2006	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 8, 2006	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary