Form 10-Q
period 2006-06-30
UNUMPROVIDENT CORP
filed 2006-08-07
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

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

As of June 30, 2006, 342,518,350 shares of the registrant’s common stock were outstanding.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results, including credit deterioration of investments.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect our business and the Company’s results of operations in a period and may also affect the availability and cost of reinsurance.

•	Legislative, regulatory, or tax changes, both domestic and foreign, may adversely affect the businesses in which we are engaged.

•	Actual experience in connection with implementation of the multistate market conduct regulatory settlement agreements and the California Department of Insurance settlement agreement may deviate from our assumptions.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention may adversely affect our business and the Company’s results of operations in a period.

•	The level and results of litigation may vary from prior experience, rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company, and either may adversely affect our business and the Company’s results of operations in a period.

•	Investment results, including, but not limited to, realized investment losses resulting from impairments, may differ from our assumptions and prior experience and may adversely affect our business and the Company’s results of operations in a period.

•	Changes in the interest rate environment may adversely affect our reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from our assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred policy acquisition costs.

•	Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements and the California Department of Insurance settlement agreement.

•	Insurance reserve liabilities may fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income.

•	Retained risks in our reinsurance operations are influenced primarily by the credit risk of the reinsurers and potential contract disputes. Any material changes in the reinsurers’ credit risk or willingness to pay according to the terms of the contract may adversely affect our business and the results of operations in a period.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	June 30 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $32,823.9; $32,062.1)	$33,047.9	$34,856.8
Mortgage Loans	874.3	739.4
Real Estate	18.0	18.2
Policy Loans	3,299.5	3,201.4
Other Long-term Investments	118.1	122.8
Short-term Investments	450.1	417.9

Total Investments	37,807.9	39,356.5

Other Assets
Cash and Bank Deposits	63.2	69.4
Accounts and Premiums Receivable	2,059.7	1,979.2
Reinsurance Receivable	5,584.1	5,609.2
Accrued Investment Income	635.7	618.7
Deferred Policy Acquisition Costs	2,951.4	2,913.3
Value of Business Acquired	78.8	78.5
Goodwill	273.9	273.0
Property and Equipment	373.2	379.5
Other Assets	546.4	559.9
Separate Account Assets	27.6	29.6

Total Assets	$50,401.9	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	June 30 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,043.8	$2,063.4
Reserves for Future Policy and Contract Benefits	34,282.7	34,041.5
Unearned Premiums	599.7	481.8
Other Policyholders’ Funds	2,134.7	2,235.5
Current Income Tax	18.5	18.3
Deferred Income Tax	400.7	989.7
Long-term Debt	2,561.6	3,261.6
Other Liabilities	1,345.7	1,381.5
Separate Account Liabilities	27.6	29.6

Total Liabilities	43,415.0	44,502.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 344,469,445 and 300,508,859 shares	34.4	30.1
Additional Paid-in Capital	2,190.5	1,627.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	60.7	1,040.7
Net Gain on Cash Flow Hedges	126.2	273.3
Foreign Currency Translation Adjustment	37.7	22.4
Minimum Pension Liability Adjustment	(172.9)	(172.9)
Retained Earnings	4,764.5	4,610.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	—	(13.8)

Total Stockholders’ Equity	6,986.9	7,363.9

Total Liabilities and Stockholders’ Equity	$50,401.9	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,987.2	$1,940.0	$3,957.2	$3,875.0
Net Investment Income	576.6	548.2	1,140.4	1,076.2
Net Realized Investment Gain (Loss)	(5.8)	65.5	(3.3)	62.3
Other Income	110.0	103.0	219.6	215.1

Total Revenue	2,668.0	2,656.7	5,313.9	5,228.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,807.9	1,730.6	3,675.4	3,468.5
Commissions	203.7	210.2	414.6	417.9
Interest and Debt Expense	48.7	52.9	101.8	105.7
Cost Related to Early Retirement of Debt	17.8	—	23.1	—
Deferral of Policy Acquisition Costs	(129.4)	(145.0)	(265.3)	(282.6)
Amortization of Deferred Policy Acquisition Costs	118.0	121.1	237.8	236.9
Amortization of Value of Business Acquired	2.0	3.9	3.9	8.0
Compensation Expense	205.3	192.8	383.2	377.6
Other Operating Expenses	201.1	224.4	435.5	449.2

Total Benefits and Expenses	2,475.1	2,390.9	5,010.0	4,781.2

Income Before Income Tax	192.9	265.8	303.9	447.4

Income Tax (Benefit)
Current	69.5	45.1	94.7	42.9
Deferred	(1.8)	49.4	10.6	81.0

Total Income Tax	67.7	94.5	105.3	123.9

Net Income	$125.2	$171.3	$198.6	$323.5

Net Income Per Common Share
Basic	$0.39	$0.58	$0.64	$1.09
Assuming Dilution	$0.38	$0.55	$0.61	$1.05

Dividends Paid	$0.075	$0.075	$0.150	$0.150

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Income, Net of Tax
Net Income				323.5			323.5
Change in Net Unrealized Gain on Securities			238.8				238.8
Change in Net Gain on Cash Flow Hedges			147.8				147.8
Change in Foreign Currency Translation Adjustment			(47.2)				(47.2)

Total Comprehensive Income							662.9

Common Stock Activity	0.2	26.7				(15.0)	11.9
Dividends to Stockholders				(44.3)			(44.3)

Balance at June 30, 2005	$30.0	$1,615.1	$1,820.5	$4,464.7	$(54.2)	$(21.5)	$7,854.6

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

Comprehensive Loss, Net of Tax
Net Income				198.6			198.6
Change in Net Unrealized Gain on Securities			(980.0)				(980.0)
Change in Net Gain on Cash Flow Hedges			(147.1)				(147.1)
Change in Foreign Currency Translation Adjustment			15.3				15.3

Total Comprehensive Loss							(913.2)

Common Stock Activity	4.3	576.4					580.7
Reclassification Due to Accounting Principle Change		(13.8)				13.8	—
Dividends to Stockholders				(44.5)			(44.5)

Balance at June 30, 2006	$34.4	$2,190.5	$51.7	$4,764.5	$(54.2)	$—	$6,986.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Six Months Ended June 30
	2006	2005
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$198.6	$323.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(39.8)	(139.8)
Change in Deferred Policy Acquisition Costs	(27.5)	(45.7)
Change Insurance Reserves and Liabilities	678.5	644.4
Change in Income Tax Liabilities	5.6	59.2
Change in Other Accrued Liabilities	(50.3)	(16.1)
Non-cash Adjustments to Net Investment Income	(184.5)	(199.4)
Net Realized Investment (Gain) Loss	3.3	(62.3)
Amortization of Value of Business Acquired	3.9	8.0
Depreciation	34.0	32.5
Other, Net	37.6	25.3

Net Cash Provided by Operating Activities	659.4	629.6

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,324.8	1,027.5
Proceeds from Maturities of Available-for-Sale Securities	741.7	616.5
Proceeds from Sales and Maturities of Other Investments	68.1	91.8
Purchase of Available-for-Sale Securities	(2,261.5)	(2,347.1)
Purchase of Other Investments	(293.4)	(168.3)
Net Sales (Purchases) of Short-term Investments	(27.4)	175.9
Other, Net	(23.7)	19.7

Net Cash Used by Investing Activities	(471.4)	(584.0)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	1.1	1.5
Maturities and Benefit Payments from Policyholder Accounts	(5.8)	(5.4)
Short-term Debt Repayments	—	(27.0)
Long-term Debt Repayments	(700.0)	—
Cost Related to Early Retirement of Debt	(15.6)	—
Issuance of Common Stock	577.6	5.9
Dividends Paid to Stockholders	(44.5)	(44.3)
Other, Net	(7.7)	(10.6)

Net Cash Used by Financing Activities	(194.9)	(79.9)

Effect of Foreign Exchange Rate Changes on Cash	0.7	(1.5)

Net Decrease in Cash and Bank Deposits	(6.2)	(35.8)
Cash and Bank Deposits at Beginning of Year	69.4	130.7

Cash and Bank Deposits at End of Period	$63.2	$94.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of UnumProvident Corporation (UnumProvident) and its subsidiaries (collectively with UnumProvident referred to as the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

Accounting Pronouncements Outstanding:

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We will adopt the provisions of SOP 05-1 effective January 1, 2007. We have not yet determined the effect of the adoption of SOP 05-1 on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 2 - Accounting Pronouncements - Continued

Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140), was issued by the FASB in February 2006. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We will adopt the provisions of SFAS 155 effective January 1, 2007. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FIN 48 effective January 1, 2007. We have not yet determined the effect of the adoption of FIN 48 on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 3 - Segment Information

Selected data by segment is as follows. Prior year amounts have been reclassified to conform to the current reporting segments.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Premium Income
U.S. Brokerage
Group Income Protection
Group Long-term Income Protection	$489.8	$490.8	$975.1	$982.4
Group Short-term Income Protection	133.1	146.0	267.6	289.8
Group Life and Accidental Death & Dismemberment
Group Life	322.5	333.0	642.6	662.2
Accidental Death & Dismemberment	39.0	38.5	77.7	79.0
Supplemental and Voluntary
Individual Income Protection – Recently Issued	111.2	106.6	221.4	214.7
Long-term Care	121.2	117.4	241.8	231.9
Voluntary Workplace Benefits	94.8	85.0	189.2	166.5

	1,311.6	1,317.3	2,615.4	2,626.5

Unum Limited
Group Long-term Income Protection	150.4	142.5	297.7	281.0
Group Life	42.0	39.1	78.7	79.1
Individual Income Protection	8.3	11.5	15.7	23.0

	200.7	193.1	392.1	383.1

Colonial
Income Protection	132.8	126.3	262.6	252.1
Life	32.5	28.3	62.5	56.3
Cancer and Critical Illness	44.2	41.0	87.0	80.7

	209.5	195.6	412.1	389.1

Individual Income Protection – Closed Block	264.2	232.8	535.2	474.8

Other	1.2	1.2	2.4	1.5

	1,987.2	1,940.0	3,957.2	3,875.0

Net Investment Income and Other Income
U.S. Brokerage	287.0	275.6	570.1	546.6
Unum Limited	39.8	39.5	77.9	77.7
Colonial	23.8	24.3	46.7	50.5
Individual Income Protection – Closed Block	237.9	209.5	466.4	414.1
Other	83.1	85.7	165.9	168.4
Corporate	15.0	16.6	33.0	34.0

	686.6	651.2	1,360.0	1,291.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 3 - Segment Information - Continued

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Operating Revenue (Excluding Net Realized Investment Gains and Losses)
U.S. Brokerage	$1,598.6	$1,592.9	$3,185.5	$3,173.1
Unum Limited	240.5	232.6	470.0	460.8
Colonial	233.3	219.9	458.8	439.6
Individual Income Protection – Closed Block	502.1	442.3	1,001.6	888.9
Other	84.3	86.9	168.3	169.9
Corporate	15.0	16.6	33.0	34.0

	2,673.8	2,591.2	5,317.2	5,166.3

Benefits and Expenses
U.S. Brokerage	1,494.1	1,481.5	3,052.5	2,961.2
Unum Limited	184.4	191.3	359.5	372.2
Colonial	183.4	176.3	362.7	352.2
Individual Income Protection – Closed Block	468.9	414.6	953.7	838.1
Other	75.6	73.0	151.4	146.7
Corporate	68.7	54.2	130.2	110.8

	2,475.1	2,390.9	5,010.0	4,781.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses
U.S. Brokerage	104.5	111.4	133.0	211.9
Unum Limited	56.1	41.3	110.5	88.6
Colonial	49.9	43.6	96.1	87.4
Individual Income Protection – Closed Block	33.2	27.7	47.9	50.8
Other	8.7	13.9	16.9	23.2
Corporate	(53.7)	(37.6)	(97.2)	(76.8)

	$198.7	$200.3	$307.2	$385.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 3 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Operating Revenue by Segment	$2,673.8	$2,591.2	$5,317.2	$5,166.3
Net Realized Investment Gain (Loss)	(5.8)	65.5	(3.3)	62.3

Revenue	$2,668.0	$2,656.7	$5,313.9	$5,228.6

Operating Income by Segment	$198.7	$200.3	$307.2	$385.1
Net Realized Investment Gain (Loss)	(5.8)	65.5	(3.3)	62.3
Income Tax	67.7	94.5	105.3	123.9

Net Income	$125.2	$171.3	$198.6	$323.5

Assets by segment are as follows:

	June 30 2006	December 31 2005
	(in millions of dollars)
U.S. Brokerage	$19,666.2	$20,186.1
Unum Limited	3,740.0	3,335.3
Colonial	2,251.5	2,231.6
Individual Income Protection – Closed Block	15,134.8	15,792.1
Other	9,007.3	9,143.5
Corporate	602.1	1,178.2

Total	$50,401.9	$51,866.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

Had we applied the fair value recognition provisions of SFAS 123 as of its original effective date, it would have reduced our net income for the six months ended June 30, 2005 by $0.4 million, from $323.5 million to $323.1 million. There would have been no change in our reported net income per share for either the three months or six months ended June 30, 2005, nor would there have been any change in expense recognized for the three months ended June 30, 2005.

Nonvested Stock

Compensation cost recognized for nonvested stock awards to employees was $3.6 million and $3.5 million ($2.3 million and $2.3 million after tax) for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, compensation cost recognized for nonvested stock awards to employees was $8.6 million and $5.3 million ($5.5 million and $3.5 million after tax), respectively. The weighted average grant date fair values for nonvested stock awards granted in the first six months of 2006 and 2005 were $20.95 and $17.43, respectively.

Nonvested shares vest over a two to five year service period commencing upon the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period for grants issued subsequent to 2005 and over the explicit service period (subject to acceleration upon actual retirement) for grants issued prior to 2006. We pay cash dividend equivalents on outstanding nonvested stock. Dividend equivalents paid on nonvested stock are charged to retained earnings when paid. At June 30, 2006, we had $20.7 million of unrecognized compensation cost related to nonvested stock that will be recorded over a weighted average period of 1.5 years. Prior to the adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 4 - Accounting for Stock-Based Compensation - Continued

Nonvested share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	2,187,284	$14.61
Granted	780,931	20.95
Vested	(1,044,728)	11.87
Forfeited	(33,120)	18.00

Nonvested at June 30, 2006	1,890,367	18.69

Stock Options

Compensation cost recognized for stock options was immaterial for the three and six months ended June 30, 2006 and 2005. We issue new shares upon the exercise of an option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Service Cost	$8.9	$8.8	$2.2	$2.3	$1.0	$1.0
Interest Cost	12.1	10.9	1.9	1.9	2.5	2.6
Expected Return on Plan Assets	(10.2)	(10.0)	(3.5)	(1.7)	(0.1)	(0.1)
Amortization of Prior Service Cost	(0.7)	(0.7)	—	—	(1.0)	(1.0)
Amortization of Net Loss	5.6	4.8	0.6	0.7	—	—

Net Periodic Benefit Cost	$15.7	$13.8	$1.2	$3.2	$2.4	$2.5

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Service Cost	$17.8	$17.6	$4.4	$4.6	$2.0	$2.1
Interest Cost	24.2	21.8	3.8	3.8	5.0	5.2
Expected Return on Plan Assets	(20.4)	(20.1)	(5.3)	(3.4)	(0.2)	(0.3)
Amortization of Prior Service Cost	(1.4)	(1.4)	—	—	(2.0)	(2.0)
Amortization of Net Loss	11.2	9.6	1.2	1.4	—	—

Net Periodic Benefit Cost	$31.4	$27.5	$4.1	$6.4	$4.8	$5.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 6 - Debt

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% capital securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. The cost of the cash tender offer decreased second quarter 2006 income by $17.8 million before tax, or $11.6 million after tax.

In May 2003, UnumProvident issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agreed to purchase, for $25, shares of UnumProvident’s common stock on May 15, 2006 and which entitled the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by UnumProvident due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter 2006 income by $5.3 million before tax, or $3.4 million after tax.

Upon settlement of the common stock purchase contract in May 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock.

Note 7 - Stockholders’ Equity and Net Income Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars, except share data)
Numerator
Net Income	$125.2	$171.3	$198.6	$323.5

Denominator (000s)
Weighted Average Common Shares - Basic	319,207.3	295,606.4	308,266.8	295,558.6
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	8,352.3	10,848.9	14,350.7	10,570.5
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	2,345.4	2,653.0	2,217.1	2,236.1

Weighted Average Common Shares - Assuming Dilution	329,905.0	309,108.3	324,834.6	308,365.2

Net Income Per Common Share
Basic	$0.39	$0.58	$0.64	$1.09
Assuming Dilution	$0.38	$0.55	$0.61	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 7 - Stockholders’ Equity and Net Income Per Common Share - Continued

We account for the effect of the purchase contract element of the units, outstanding stock options, and other dilutive securities on the number of weighted average common shares, assuming dilution, using the treasury stock method. Under this method, the purchase contract element of the units, outstanding stock options, and other dilutive securities will have a dilutive effect only when the average market price of UnumProvident’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the units issued in 2004 have a threshold appreciation price of $16.95 per share. The units issued in 2003 had a threshold appreciation price of $13.27. We settled the purchase contract element of these units in May 2006 and issued 43.3 million shares of common stock. The outstanding stock options and other dilutive securities have exercise prices ranging from $12.23 to $58.56.

Options to purchase approximately 8.3 million shares of common stock for each of the three and six month periods ended June 30, 2006, and approximately 12.4 million and 12.5 million shares for the three and six month periods ended June 30, 2005, were outstanding during the respective periods but were not included in the computation of net income per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of UnumProvident’s common stock.

UnumProvident has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Comprehensive Income (Loss)

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Net Income	$125.2	$171.3	$198.6	$323.5

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	(300.9)	796.3	(1,504.0)	340.2
Reclassification Adjustment for Net Realized Investment (Gain) Loss	(0.8)	13.3	(3.6)	21.0
Change in Net Gain on Cash Flow Hedges	(119.0)	237.5	(226.3)	227.6
Change in Foreign Currency Translation Adjustment	14.6	(37.1)	15.1	(46.9)

	(406.1)	1,010.0	(1,718.8)	541.9
Change in Deferred Tax	(148.0)	362.8	(607.0)	202.5

Other Comprehensive Income (Loss)	(258.1)	647.2	(1,111.8)	339.4

Comprehensive Income (Loss)	$(132.9)	$818.5	$(913.2)	$662.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

On March 19, 2004, amended complaints were filed in both the Azzolini and Bernstein actions. The amended complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against UnumProvident and one of our officers. The Azzolini plaintiff seeks to represent a putative class of purchasers of certain CorTs certificates between March 21, 2001 and March 24, 2003. The Bernstein plaintiff seeks to represent a putative class of purchasers of a different series of CorTs certificates between February 8, 2001 and March 10, 2003. On April 19, 2004, the defendants moved to dismiss the complaints in each of these actions. On September 12, 2005, the court issued a Memorandum and Order granting the motion to dismiss filed by the Company. On January 12, 2006, the Azzolini plaintiffs filed a notice of appeal from the court’s decision dismissing this action. The Company has reached an agreement in principal to resolve the claims of the Azzolini plaintiffs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

The insurance commissioners of Maine, Massachusetts, and Tennessee initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004, which was agreed to by 48 states and the District of Columbia. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes to our disability claims handling operations. The settlement agreements also include a reassessment of certain previously denied or closed claims, additional corporate and board governance, and payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions participating in the agreements. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on the Company’s U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements have subsequently agreed to extend the reassessment process until December 31, 2007, and we expect to conclude the claim reassessment process by that time. The examinations will commence before or after that date. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, it is not probable that we will fail to meet the performance standards in the agreements when these examinations are concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

Broker-Related Litigation

The Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005, and that motion is pending. Oral argument on the motion to dismiss was scheduled for July 26, 2006. Plaintiffs filed a motion for class certification on February 13, 2006, and defendants filed an opposition. The motion for class certification is fully briefed and pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

The discovery period runs through February 26, 2007, with a pending trial date of March 27, 2007.

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

The case captioned Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al., was filed in Massachusetts Superior Court by the same counsel as in Palm Tree. The case was removed to Federal Court and a tag-along notice filed seeking transfer to MDL No. 1663. The Judicial Panel on Multidistrict Litigation ordered the case transferred to MDL No. 1663 on February 13, 2006, and the case was subsequently voluntarily dismissed with prejudice.

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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by the Company and its GENEX Services, Inc. (GENEX) subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that the Company defrauds the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when the Company allegedly knows that the claimants are not disabled under SSA criteria. On September 13, 2005, the magistrate judge filed a recommended decision granting the Company’s motion to dismiss. The plaintiffs appealed that finding to the district court judge. On October 6, 2005, the district court judge adopted, in full, the recommended decision of the magistrate judge thereby granting dismissal of the case. The plaintiffs subsequently amended their pleading, and the Company filed a motion to dismiss the pleading as amended for the same reasons that the court dismissed the original pleading. On February 9, 2006, the Court denied the motion to dismiss. We deny the allegations in these matters and intend to vigorously contest them.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

June 30, 2006

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UnumProvident Corporation

We have reviewed the consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

August 2, 2006

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2005.

Executive Summary

Our focus for 2006 is simple – maintaining momentum in those areas that met our expectations during 2005, while giving greater attention to those areas that did not. In particular, we are focusing on the following priorities for 2006:

•	Continued improvement in operating results;

•	Consistent execution of our business plan;

•	Improvement of our financial ratings; and

•	Enhancement of our corporate reputation.

Continued Improvement in Operating Results

For the second quarter and first six months of 2006 we reported good profit results in most of our U.S. Brokerage segment lines of business. The exception was our group long-term income protection line of business, which continued to perform below expectations primarily due to claims management performance. We are, however, pleased with the progress made during the second quarter in restoring the profitability of this business, with favorable improvements experienced in claim incidence and claim recoveries. The key factor impacting the achievement of overall operating improvement is improvement of the profitability of our U.S. Brokerage group long-term income protection business. Positive trends continue to emerge for this line of business, including:

favorable pricing trends; stable to declining claim incidence trends; renewal profit improvement; aggressive management of expenses; improvements in operating effectiveness; and the management of persistency of the in-force block of business, which includes retaining business that is more profitable than business which terminates.

Our Unum Limited and Colonial segments continue to perform well, with increases in segment operating income of 35.8 percent and 14.4 percent, respectively, compared to the second quarter of 2005. We are continuing to focus on profitable sales growth, operating improvement opportunities, and expense management.

Second quarter of 2006 sales for U.S. Brokerage increased 9.2 percent over the same period last year, with sales in our group small and mid-employer core market segments, or employers with less than 2,000 employees, 10.0 percent above the second quarter of 2005 as we continue our efforts to increase the portion that our group core market segments contribute to our overall U.S. Brokerage business mix. Sales in the U.S. Brokerage group large employer market were 14.8 percent higher than last year’s second quarter, primarily due to additional new sales to existing group policyholders. We also reported growth of 6.2 percent in the U.S. Brokerage voluntary workplace benefits line of business. On a year-to-date basis, sales in the group core market segment increased 17.1 percent, while sales in the group large employer market were essentially level with the first six months of 2005. Sales in the U.S. Brokerage voluntary workplace benefits line of business were 7.0 percent higher than the first six months of 2005.

Colonial reported sales growth of 10.9 percent and 10.3 percent compared to the second quarter and first six months of 2005, with momentum continuing to emerge after a period of reorganizing the Colonial sales infrastructure.

Sales in Unum Limited continue to be challenging, with second quarter sales 56.5 percent lower in 2006 than in 2005, but we expect to maintain our already significant market position in the highly competitive U.K. market. Sales in this market continue to be negatively impacted by distraction in the U.K. employee benefits market due to changes in pension legislation. Our large case sales activity is significantly lower. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore requiring the extension of insurance coverage, become effective in October 2006 and offer Unum Limited opportunities for increased sales towards the end of the year.

Consistent Execution of Our Business Plan

During the last few years we have focused on designing and implementing a business plan that can generate more consistent results. This has required changes in our operating plans, including better alignment of our employees with the new direction we have set for our Company. Our back-to-basics approach includes an emphasis on balancing growth and profitability, maintaining superior service levels, and better managing the risks associated with our business.

We have continued to diversify and improve our business balance by growing Unum Limited, Colonial, and our U.S. Brokerage supplemental and voluntary product lines and by shifting our U.S. Brokerage group lines of business into a more balanced mix between small and mid-employer core market segments and the large employer market segment, while at the same time maintaining our disciplined approach to pricing and underwriting. Our in-force block of business in our three major business segments is now comprised of approximately 20 percent U.S. Brokerage group core market segments, 37 percent U.S. Brokerage group large employer market segment, 19 percent U.S. Brokerage supplemental and voluntary lines, 11 percent Unum Limited, and 13 percent Colonial. Although we have shifted our mix of group business, we continue to lead the U.S. disability income protection insurance marketplace, according to the 2005 JHA group and individual disability market survey results announced during the second quarter of 2006. As measured by inforce premium, we hold a 22.5 percent share in the U.S. group disability market and a 36 percent share in the U.S. individual disability market. It is the 30th consecutive year that we have led the U.S. group disability income protection industry. In the U.K. market, we have maintained our significant market position, with an approximate 56.9 percent share of the U.K. group disability market, according to the GEIS 2006 survey which is based on inforce premium. We believe that our continued leadership position is a testament to both the quality of our products and services as well as the strong relationships we have established over the years with our customers and brokers.

We also recognize opportunities to improve consistency of business plan execution and have initiated actions to do so. These opportunities include improving technology solutions in our administration areas and a focus on consistent service delivery in our customer service areas. We recently announced the completion of the first phase of a customer-oriented business model with products and services that meet the needs of the marketplace supported by front-to-back business processes and technology. We also introduced a new web-based enrollment platform for our workplace benefits products that will help employees fully understand the benefit coverage provided by an employer and the additional insurance options that may be available at the workplace. We announced in the second quarter of 2006 that we had joined with Matria Healthcare to create a new disability and disease management partnership aimed at helping employers combat rising healthcare costs and improve workforce productivity.

We continue to focus heavily on those areas of our Company which are not meeting our expectations. Those areas include claims management performance in our U.S. Brokerage group long-term income protection business, where we have recently made a number of major organizational and process changes which should improve long-term performance. We believe we have taken the necessary actions to restore claim operational effectiveness over the long term. We have already experienced improvements in the area of claims management performance during 2006, with greater consistency in claim recovery rates and the timing of claim decisions, and we expect additional improvements to occur during the remainder of 2006 and into 2007.

We actively manage the credit risk and interest rate risk in our investment portfolio. During the first six months of 2006, our reserve discount rates and the respective portfolio yield rates remained within our target ranges. We match the cash flows of our investment portfolios with the cash flows of our liabilities to eliminate as much as possible our exposure to changes in the overall level of interest rates. While our core investments are investment grade corporate fixed maturity securities, we also invest in other asset categories for diversification and yield. The investment portfolio is well diversified across industry sectors as well, and the average quality of our fixed maturity security portfolio was A2 at the end of the second quarter of 2006. We are also geographically diversified in our mortgage loan portfolio.

We believe that the actions we have taken during the past several years, as well as the plans we are executing in 2006, will improve the effectiveness of the basic functions of our businesses, reduce our business volatility, and lead to a more consistent execution of our business plan.

Improvement of our Financial Ratings

Our significant accomplishments during 2005 established a foundation for improved financial flexibility in 2006 and beyond. The risk-based capital ratio for our U.S. insurance subsidiaries, calculated on a weighted average basis, was above 300 percent at the end of 2005. In November 2005, we repatriated $454.8 million in unremitted foreign earnings under the Homeland Investment Act of 2004. In 2005 we repaid $227.0 million of maturing debt, completed a long-term debt offering in conjunction with the repatriation, and in the first quarter of 2006 purchased and subsequently retired $400.0 million of the senior note element of our remarketed adjustable conversion-rate equity security units issued during 2003. In May 2006, upon settlement of the common stock purchase contract of these adjustable conversion-rate equity security units, we received approximately $575.0 million and issued 43.3 million shares of common stock. We further lowered our debt by purchasing $300.0 million of tendered capital securities in the second quarter of 2006. With these actions, we have reduced our financing risk by lowering our consolidated debt and smoothing our debt maturity schedule.

During the second quarter of 2006, Moody’s Investors Service raised its outlook on our ratings to “stable”, citing our improvement in several key financial metrics, including lower financial leverage, stronger cash flow interest coverage and earnings interest coverage, and the risk-based capital ratio for our U.S. insurance subsidiaries.

Combined statutory capital and surplus for our U.S. insurance subsidiaries was approximately $4.147 billion at June 30, 2006, compared to $4.270 billion at December 31, 2005, maintaining our desired capital strength and dividend capacity.

In order to further build on our foundation of improved financial flexibility, our capital planning objectives are to maintain our risk-based capital ratio, calculated on a weighted average basis, at 300 percent or better, maintain our leverage ratio at current levels and explore the potential benefits of further reductions in this leverage, maintain holding company liquidity to cover at least one year of debt interest service as well as a reserve for near-term debt maturities, and retain excess liquidity at the holding company while evaluating opportunities for its effective use.

Enhancement of Our Corporate Reputation

We believe, and independent market surveys indicate, that we have been successful in maintaining a solid reputation and strong relationships with our customers and producers. Survey ratings for products and services remain favorable, and ratings for image and reputation are also favorable and show improvement over prior periods.

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

First Six Months 2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for our claim reassessment process. This process was implemented as a result of the settlement agreements we entered into with state insurance regulators in the fourth quarter of 2004 and the settlement agreement we entered into with the California DOI in the third quarter of 2005. The fourth quarter of 2004 agreements were entered into on conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to our disability claims handling practices. The settlement agreement we entered into with the California DOI concluded a market conduct examination and investigation of our disability claims handling practices. See Item 7 of our annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of these settlement agreements.

Included in our analysis was a review of (1) the number of claimants who would ultimately choose to participate in the process, (2) the number of claimants for whom payments would be made and then closed because the claimant is no longer disabled, (3) the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, and (4) the average incurred cost per claimant. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our current estimate of future obligations for benefit costs for claims reopened in the reassessment. We also reviewed and concluded that we did not need to further adjust the amounts previously recorded for the incremental direct operating expenses to conduct the reassessment process and for the additional benefit costs and reserves for claims that were already incurred and in inventory that were anticipated to increase as a result of the claim process changes being implemented. The first quarter charge decreased before-tax operating results for our U.S. Brokerage segment group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million.

Status of the Settlement Agreements

We have completed the mailing of virtually all of the required claim reassessment notices in connection with the settlement agreements related to the multistate market conduct examination and the California DOI market conduct examination and investigation. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through mid-July 2006, approximately 27 percent of the recipients of the reassessment notice have requested claim reassessment information forms. We expect that the rate of response for reassessment will increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms.

We believe that the reserves we have established for claims reopened in the reassessment will be adequate based on our current analysis, but actual results may differ from our revised estimates.

Other Regulatory Investigations

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we have responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor (DOL). Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, the Company received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and the Company. The Company has received additional subpoenas or requests for additional information from the NYAG concerning our relations with insurance brokers. The NYAG has filed several lawsuits against brokers arising out of its investigation. Several insurers were cited in the complaints but not named as defendants; one such complaint cited the Company but did not name it as a defendant. We are cooperating fully with the NYAG’s investigations and inquiries.

Since October 2004, the Company has received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including California, Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, South Carolina, and Tennessee. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We are cooperating fully with these investigations.

We have also had discussions with the DOL regarding compliance with the Employee Retirement Income Security Act (ERISA), relating to our interactions with insurance brokers and relating to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources. We are cooperating fully with the DOL’s investigation.

We have been reviewing our compensation policies and procedures for compliance with applicable legal requirements. In accordance with our announced support for disclosure of compensation paid to producers, including both brokers and agents, we have implemented policies to facilitate customers obtaining information regarding producer compensation from their producers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our company website about our producer compensation programs. Under these policies, any customer who wants specific producer compensation related information can obtain this information by contacting our Producer Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by us to the producer when the customer is also paying a fee to the producer and strengthening certain policies and procedures associated with new business and quoting activities. We are still monitoring developments relating to “contingent commissions” and will consider alternative arrangements when there is more clarity on the issue.

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers and brokers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. For further information on the various lawsuits, see Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 1.

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

Financing

The scheduled remarketing of the senior note element of the 2003 adjustable conversion-rate equity security units (units) occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. In May 2006, we settled the purchase contract element of the units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

In June 2006, we purchased $50.0 million of our outstanding 7.405% capital securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. The cost of the cash tender offer decreased our second quarter of 2006 income approximately $17.8 million before tax, or $11.6 million after tax.

See “Liquidity and Capital Resources” contained in Item 2 and Note 6 of the “Notes to Consolidated Financial Statements” contained in Item 1 for additional information.

Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e. vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. Under this method, the provisions are generally applied only to share-based awards granted after adoption. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations. We describe the impact of adopting SFAS 123(R) in Note 4 of the “Notes to Consolidated Financial Statements” in Item 1 of this document.

Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We will adopt the provisions of SOP 05-1 effective January 1, 2007. We have not yet determined the effect of the adoption of SOP 05-1 on our financial position or results of operations.

Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140), was issued by the FASB in February 2006. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We will adopt the provisions of SFAS 155 effective January 1, 2007. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FIN 48 effective January 1, 2007. We have not yet determined the effect of the adoption of FIN 48 on our financial position or results of operations.

First Six Months 2005 Significant Transactions and Events

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

The accounting policies deemed to be most critical to the results of operations and financial condition are those related to reserves for policy and contract benefits, deferred policy acquisition costs, investments, reinsurance, and income taxes. There have been no changes in our critical accounting policies during the first six months of 2006.

For additional information, including a summary of our significant accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Revenue
Premium Income	$1,987.2	2.4%	$1,940.0	$3,957.2	2.1%	$3,875.0
Net Investment Income	576.6	5.2	548.2	1,140.4	6.0	1,076.2
Net Realized Investment Gain (Loss)	(5.8)	(108.9)	65.5	(3.3)	(105.3)	62.3
Other Income	110.0	6.8	103.0	219.6	2.1	215.1

Total	2,668.0	0.4	2,656.7	5,313.9	1.6	5,228.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,807.9	4.5	1,730.6	3,675.4	6.0	3,468.5
Commissions	203.7	(3.1)	210.2	414.6	(0.8)	417.9
Interest and Debt Expense	48.7	(7.9)	52.9	101.8	(3.7)	105.7
Cost Related to Early Retirement of Debt	17.8	N.M.	—	23.1	N.M.	—
Deferral of Policy Acquisition Costs	(129.4)	(10.8)	(145.0)	(265.3)	(6.1)	(282.6)
Amortization of Deferred Policy Acquisition Costs	118.0	(2.6)	121.1	237.8	0.4	236.9
Amortization of Value of Business Acquired	2.0	(48.7)	3.9	3.9	(51.3)	8.0
Compensation Expense	205.3	6.5	192.8	383.2	1.5	377.6
Other Operating Expenses	201.1	(10.4)	224.4	435.5	(3.0)	449.2

Total	2,475.1	3.5	2,390.9	5,010.0	4.8	4,781.2

Income Before Income Tax	192.9	(27.4)	265.8	303.9	(32.1)	447.4

Income Tax	67.7	(28.4)	94.5	105.3	(15.0)	123.9

Net Income	$125.2	(26.9)	$171.3	$198.6	(38.6)	$323.5

N.M. = not a meaningful percentage

Consolidated premium income increased in the second quarter and first six months of 2006 relative to the prior year periods, with increases reported for the Unum Limited segment, Colonial segment, and the U.S. Brokerage segment supplemental and voluntary lines of business. Premium income decreased in our U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business. This decrease was in line with our expectations due to our pricing strategy for our group business. Premium income in the Individual Income Protection – Closed Block segment increased in the second quarter and first six months of 2006 relative to the prior year periods due to the recapture of a ceded block of business in the third quarter of 2005.

Net investment income was higher than the second quarter and first six months of 2005 due primarily to the growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield, a decline in the level of prepayments on mortgage-backed securities, and a decline in bond call premiums. The second quarter and first six months of 2006 also includes net investment income on the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. We expect that the portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield. Investment income is expected to increase, however, due to the continued growth in invested assets.

Net realized investment gains and losses from sales and write-downs improved in the second quarter and first six months of 2006, with net realized gains of $1.1 million and $4.2 million compared to net realized gains of $2.7 million and losses of $2.3 million in the same periods of 2005. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in net realized losses of $6.9 million and $7.5 million in the second quarter and first six months of 2006 compared to net realized gains of $62.8 and $64.6 million for the prior year periods. We believe that our active management of credit risk created this improvement in realized investment gains and losses from sales and write-downs and expect these gains and losses to be relatively consistent with the level of 2005. See “Investments” contained in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 91.0 percent and 92.9 percent for the second quarter and first six months of 2006 compared to 89.2 percent and 89.5 percent for the same periods of 2005. As previously noted, benefits and change in reserves for future benefits for the first six months of 2006 include $86.0 million related to the first quarter of 2006 additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, the ratio of benefits and change in reserves for future benefits to premium income was 90.7 percent for the first six months of 2006. See “Segment Operating Results” as follows for discussions of line of business risk results and claims management performance.

In June 2006, we purchased $300.0 million of tendered capital securities. The cost of the cash tender offer decreased second quarter 2006 income by $17.8 million before tax, or $11.6 million after tax. Cost related to early retirement of debt in the first six months of 2006 also includes the write-off of deferred debt costs of $5.3 million related to the first quarter of 2006 extinguishment of $400.0 million of debt repurchased in the remarketing of the senior note element of our adjustable conversion-rate equity security units in February 2006. The $400.0 million of senior notes repurchased were subsequently retired in the first quarter of 2006.

Commission and expense ratios decreased in comparison to the second quarter and first six months of 2005. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Income before income tax was $192.9 million and $303.9 million in the second quarter and first six months of 2006 compared to $265.8 million and $447.4 million in the prior year periods. Excluding the first quarter of 2006 additional reserve charge, income before income tax would have been $389.9 million for the first six months of 2006.

As previously discussed, income tax for the first six months of 2005 includes a tax benefit of $32.0 million related to the reduction of income tax liabilities.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
U.S. Brokerage Segment

Fully Insured Products
Group Long-term Income Protection	$50.9	6.7%	$47.7	$94.0	11.0%	$84.7
Group Short-term Income Protection	18.8	27.9	14.7	30.8	0.3	30.7
Group Life	43.5	13.0	38.5	76.7	9.3	70.2
Accidental Death & Dismemberment	3.1	(6.1)	3.3	5.9	(11.9)	6.7
Individual Income Protection - Recently Issued	12.6	5.0	12.0	24.9	(1.6)	25.3
Group Long-term Care	4.4	(18.5)	5.4	8.3	(20.2)	10.4
Individual Long-term Care	2.8	(15.2)	3.3	5.5	(14.1)	6.4
Voluntary Workplace Benefits	25.8	6.2	24.3	80.5	7.0	75.2

Total Fully Insured Products	161.9	8.5	149.2	326.6	5.5	309.6

Administrative Services Only (ASO) Products
Group Long-term Income Protection	0.5	—	0.5	0.5	(16.7)	0.6
Group Short-term Income Protection	1.9	171.4	0.7	3.2	128.6	1.4

Total ASO Products	2.4	100.0	1.2	3.7	85.0	2.0

U.S. Brokerage Segment	164.3	9.2	150.4	330.3	6.0	311.6

Unum Limited Segment
Group Long-term Income Protection	14.1	(63.7)	38.8	21.3	(62.4)	56.6
Group Life	4.6	(8.0)	5.0	7.7	(63.0)	20.8
Individual Income Protection	1.3	(40.9)	2.2	2.7	(49.1)	5.3

Unum Limited Segment	20.0	(56.5)	46.0	31.7	(61.7)	82.7

Colonial Segment
Income Protection	46.3	12.7	41.1	88.3	13.2	78.0
Life	14.9	7.2	13.9	29.2	3.9	28.1
Cancer and Critical Illness	11.9	9.2	10.9	22.8	8.1	21.1

Colonial Segment	73.1	10.9	65.9	140.3	10.3	127.2

Individual Income Protection - Closed Block Segment	1.0	(37.5)	1.6	2.4	(25.0)	3.2

Total Sales	$258.4	(2.1)	$263.9	$504.7	(3.8)	$524.7

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our income statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in force policies written in prior years as well as current new sales.

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

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from operations before income tax as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows.

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating Revenue by Segment	$2,673.8	$2,591.2	$5,317.2	$5,166.3
Net Realized Investment Gain (Loss)	(5.8)	65.5	(3.3)	62.3

Revenue	$2,668.0	$2,656.7	$5,313.9	$5,228.6

Operating Income by Segment	$198.7	$200.3	$307.2	$385.1
Net Realized Investment Gain (Loss)	(5.8)	65.5	(3.3)	62.3
Income Tax	67.7	94.5	105.3	123.9

Net Income	$125.2	$171.3	$198.6	$323.5

Included in the first six months of 2006 before tax operating income by segment of $307.2 million is a before tax charge of $86.0 million related to the first quarter of 2006 additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, our before tax operating income by segment would have been $221.2 million for the first six months of 2006.

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

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$1,311.6	(0.4)%	$1,317.3	$2,615.4	(0.4)%	$2,626.5
Net Investment Income	258.9	3.4	250.4	516.6	4.5	494.4
Other Income	28.1	11.5	25.2	53.5	2.5	52.2

Total	1,598.6	0.4	1,592.9	3,185.5	0.4	3,173.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,114.1	1.3	1,099.4	2,285.2	3.9	2,199.3
Commissions	124.2	(10.3)	138.5	258.6	(4.4)	270.6
Deferral of Policy Acquisition Costs	(74.8)	(17.8)	(91.0)	(156.4)	(10.4)	(174.5)
Amortization of Deferred Policy Acquisition Costs	77.9	(4.4)	81.5	156.9	(0.4)	157.5
Amortization of Value of Business Acquired	—	—	—	0.1	—	0.1
Operating Expenses	252.7	(0.2)	253.1	508.1	—	508.2

Total	1,494.1	0.9	1,481.5	3,052.5	3.1	2,961.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$104.5	(6.2)	$111.4	$133.0	(37.2)	$211.9

Segment Sales

Sales for the U.S. Brokerage segment during the first six months of 2006 continued to reflect achievement of our strategy of disciplined pricing and a balanced business mix through diversification, with growth of approximately 17.1 percent in sales of fully insured group long-term and short-term income protection and group life products in the small and mid-employer core markets.

Group long-term income protection sales, on a fully insured basis, increased during the second quarter and first six months of 2006 compared to the prior year, with sales increases in the small and mid-employer core market segment as well as the large case market for both periods. Group short-term income protection sales, on a fully insured basis, increased in the second quarter of 2006 compared to the prior year second quarter, with increases in both the large case and core market segments. On a year-to-date basis, group short-term income protection sales were level with the prior year, with the increase in core market segment sales offset by a decrease in sales in the large case market segment.

Total group life sales increased in comparison to the prior year second quarter and first six months, in tandem with the increase in sales of the group long-term income protection line of business as the group life products are primarily sold in conjunction with the group income protection products. On a by market segment basis, core market segment sales for group life increased in the second quarter and first six months of 2006, while sales in the large case market segment decreased in 2006 compared to both prior year periods. Accidental death and dismemberment sales decreased in the second quarter and first six months of 2006 as compared to the same prior year periods.

Voluntary workplace benefits sales increased in the second quarter and first six months of 2006 in comparison to the same prior year periods as we continue to focus on the voluntary product lines for future growth. Sales of voluntary workplace benefits income protection products increased relative to the second quarter and first six months of 2005, respectively, offset somewhat by a decline in sales of voluntary workplace benefits life products over the same periods.

Segment Persistency and Renewal of Existing Business

We monitor persistency of our existing business and reflect adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency during the first six months of 2006 was generally higher than persistency in the first six months of 2005 and was consistent with our expectations.

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

During the second quarter of 2006, trade associations representing companies that provide disability income protection insurance in California reached an agreement with the California DOI concerning certain provisions within disability insurance policies. This agreement confirms the direction the California DOI set last year when we entered into the settlement agreement with the California DOI in the third quarter of 2005. We believe the trade association agreement is a major step in a process that should eventually result in consistency across our industry in California. The agreement, which is unique to California, will require that individual insurance companies submit revised policies to the California DOI, within 60 days from the date the agreement was signed, for review and approval. Our products, as written, have already been revised and are fully compliant. The revisions we previously made in our group income protection product requirements for policies issued in California have not materially impacted sales, renewals, or persistency for our U.S. Brokerage segment.

Our previous renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain producer relationships.

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies and have through mid-July received approval in approximately one-half of states where requested. The rate adjustment will bring the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 20 to 30 percent range and may affect up to 130,000 policyholders, or less than 16 percent of our total long-term care block of business. Increases are subject to state review and approval and will be effective on the policy anniversary following the state approval and only after the proper state-specific notification requirements have been satisfied. In states for which a rate increase is submitted and approved, customers will also be given options for coverage changes or other approaches that might fit their current financial and insurance needs.

U.S. Brokerage Group Income Protection Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group income protection.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$489.8	(0.2)%	$490.8	$975.1	(0.7)%	$982.4
Group Short-term Income Protection	133.1	(8.8)	146.0	267.6	(7.7)	289.8

Total Premium Income	622.9	(2.2)	636.8	1,242.7	(2.3)	1,272.2
Net Investment Income	150.6	(1.4)	152.8	303.9	0.8	301.5
Other Income	21.5	16.8	18.4	41.0	5.7	38.8

Total	795.0	(1.6)	808.0	1,587.6	(1.5)	1,612.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	592.1	(0.5)	595.1	1,256.5	4.7	1,200.6
Commissions	44.1	(7.9)	47.9	90.7	(5.5)	96.0
Deferral of Policy Acquisition Costs	(15.2)	(19.6)	(18.9)	(33.0)	(14.7)	(38.7)
Amortization of Deferred Policy Acquisition Costs	21.8	(5.2)	23.0	43.8	(5.0)	46.1
Operating Expenses	141.8	0.7	140.8	290.8	2.1	284.9

Total	784.6	(0.4)	787.9	1,648.8	3.8	1,588.9

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$10.4	(48.3)	$20.1	$(61.2)	N.M.	$23.6

Benefit Ratio (% of Premium Income) (1)	95.1%		93.5%	101.1%		94.4%
Operating Expense Ratio (% of Premium Income)	22.8%		22.1%	23.4%		22.4%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (2)	1.7%		3.2%	(4.9)%		1.9%

Persistency - Group Long-term Income Protection				86.5%		83.2%
Persistency - Group Short-term Income Protection				83.0%		80.1%

N.M. = not a meaningful percentage

(1)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding this charge, the benefit ratio for the six month period ended June 30, 2006 would have been 95.3%.

(2)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding this charge, the before-tax operating income ratio for the six month period ended June 30, 2006 would have been 0.9%.

Premium income for group income protection decreased in the second quarter and first six months of 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. Net investment income remained stable in the second quarter and first six months of 2006 compared to the same prior year periods due to the growth in the level of assets supporting these lines of business, mitigating the impact of the lower yield resulting from the low interest rate environment. Other income includes ASO fees of $15.7 million and $28.9 million for the second quarter and first six months of 2006, respectively, and $13.4 million and $28.9 million for the prior year comparable periods.

The increase in the second quarter of 2006 group income protection benefit ratio in comparison to the second quarter of 2005 was due to a lower rate of claim recoveries offset partially by a decrease in the rate of submitted and paid claims. The increase in the first six months of 2006 group income protection benefit ratio relative to the prior year was due to the $72.8 million additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Excluding this charge, the first six months of 2006 group income protection benefit ratio of 95.3 percent was slightly higher than the prior year ratio of 94.4 percent, which was also due to a lower rate of claim recoveries offset partially by a decrease in the rate of submitted and paid claims.

While we made progress during 2005 and in the first six months of 2006 in improving claim operational effectiveness, claims management results have not yet improved to the level we expect. As previously discussed, we have recently made a number of major organizational and process changes which should restore our claim operational effectiveness over the long term. Operational effectiveness improved throughout the second quarter of 2006, and we believe performance will continue to improve as a result of the new organizational and process changes. While improving performance in claim operational effectiveness is expected to occur during the remainder of 2006 and into 2007, the operational improvement we have projected may occur at a slower rate, and we may incur additional costs in our claim operations.

The operating expense ratio increased compared to the prior year periods due to an increase in operating expenses resulting from additional first quarter of 2006 costs not expected to be ongoing and also due to the decrease in premium income. We continue to aggressively manage expenses against the expected decline in premium income.

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

U.S. Brokerage Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Life	$322.5	(3.2)%	$333.0	$642.6	(3.0)%	$662.2
Accidental Death & Dismemberment	39.0	1.3	38.5	77.7	(1.6)	79.0

Total Premium Income	361.5	(2.7)	371.5	720.3	(2.8)	741.2
Net Investment Income	35.2	(7.9)	38.2	70.3	(9.9)	78.0
Other Income (Loss)	(0.1)	(133.3)	0.3	(0.1)	(133.3)	0.3

Total	396.6	(3.3)	410.0	790.5	(3.5)	819.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	276.0	(3.0)	284.4	550.8	(1.6)	559.5
Commissions	23.1	(25.0)	30.8	46.1	(18.0)	56.2
Deferral of Policy Acquisition Costs	(9.9)	(45.9)	(18.3)	(19.7)	(33.2)	(29.5)
Amortization of Deferred Policy Acquisition Costs	16.3	(12.4)	18.6	32.7	(10.2)	36.4
Operating Expenses	46.3	(0.6)	46.6	91.9	(1.7)	93.5

Total	351.8	(2.8)	362.1	701.8	(2.0)	716.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$44.8	(6.5)	$47.9	$88.7	(14.2)	$103.4

Benefit Ratio (% of Premium Income)	76.3%		76.6%	76.5%		75.5%
Operating Expense Ratio (% of Premium Income)	12.8%		12.5%	12.8%		12.6%
Before-tax Operating Income Ratio (% of Premium Income)	12.4%		12.9%	12.3%		14.0%

Persistency - Group Life				79.9%		75.0%
Persistency - Accidental Death & Dismemberment				80.2%		76.9%

Consistent with group income protection, premium income in group life decreased in the second quarter and first six months of 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. The decrease in net investment income relative to the prior year second quarter and first six months resulted primarily from a decline in the level of assets supporting these businesses.

The group life line of business reported a level benefit ratio in comparison to the prior year second quarter and an increased benefit ratio in the first six months of 2006 due primarily to slightly higher levels of claim incidence and average claim size for submitted claims in the first quarter of 2006. The accidental death and dismemberment line of business reported a decreased benefit ratio for the second quarter and first six months of 2006 compared to the prior year due primarily to a decrease in the paid claim incidence rate for certain of the product lines.

Commissions decreased in the second quarter and first six months of 2006 in comparison to the same prior year periods due primarily to a buy-out of a block of business from a commissioned sales agency in the second quarter of 2005. Operating expenses decreased slightly in the second quarter and first six months of 2006 relative to the prior year, enabling the operating expense ratio to remain stable against the decline in premium income.

U.S. Brokerage Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$111.2	4.3%	$106.6	$221.4	3.1%	$214.7
Long-term Care	121.2	3.2	117.4	241.8	4.3	231.9
Voluntary Workplace Benefits	94.8	11.5	85.0	189.2	13.6	166.5

Total Premium Income	327.2	5.9	309.0	652.4	6.4	613.1
Net Investment Income	73.1	23.1	59.4	142.4	23.9	114.9
Other Income	6.7	3.1	6.5	12.6	(3.8)	13.1

Total	407.0	8.6	374.9	807.4	8.9	741.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	246.0	11.9	219.9	477.9	8.8	439.2
Commissions	57.0	(4.7)	59.8	121.8	2.9	118.4
Deferral of Policy Acquisition Costs	(49.7)	(7.6)	(53.8)	(103.7)	(2.4)	(106.3)
Amortization of Deferred Policy Acquisition Costs	39.8	(0.3)	39.9	80.4	7.2	75.0
Amortization of Value of Business Acquired	—	—	—	0.1	—	0.1
Operating Expenses	64.6	(1.7)	65.7	125.4	(3.4)	129.8

Total	357.7	7.9	331.5	701.9	7.0	656.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$49.3	13.6	$43.4	$105.5	24.3	$84.9

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued	57.5%		53.8%	56.5%		55.8%
Long-term Care	100.7%		91.1%	96.9%		90.7%
Voluntary Workplace Benefits	63.3%		65.3%	62.6%		65.4%
Interest Adjusted Loss Ratio
Individual Income Protection - Recently Issued	43.4%		40.8%	42.6%		43.3%
Operating Expense Ratio (% of Premium Income)	19.7%		21.3%	19.2%		21.2%
Before-tax Operating Income Ratio (% of Premium Income)	15.1%		14.0%	16.2%		13.8%

Persistency - Individual Income Protection - Recently Issued				90.4%		89.4%
Persistency - Long-term Care				95.5%		95.3%
Persistency - Voluntary Workplace Benefits				80.6%		80.8%

The increase in premium income for the second quarter and first six months of 2006 relative to the prior year is due to sales growth and stable persistency. Net investment income increased relative to the prior year second quarter and first six months primarily from growth in the level of assets supporting these lines of business and due to higher investment yields because a greater portion of the investment portfolio is invested in longer-term investments than in the previous year.

The benefit ratio for the individual income protection – recently issued business increased in the second quarter and first six months of 2006 relative to the comparable prior year periods due primarily to a decrease in the overall claim recovery rate offset by a decline in claim incidence levels. The benefit ratio for long-term care was higher in the second quarter and first six months of 2006 than in the comparable prior year periods due primarily to the aging of the block of business. The benefit ratio for voluntary workplace benefits decreased in comparison to the second quarter and first six months of 2005 due primarily to a decrease in average paid claim size for the income protection product.

The decrease in operating expenses in the second quarter and first six months of 2006 in comparison to the same prior year periods is driven primarily by the individual income protection – recently issued line of business and is due mainly to lower sales for the first six months of 2006 and the restructuring of the distribution model for this line of business that was implemented in mid-2005.

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

We expect our overall benefit ratio for group income protection to remain in the mid 90 percent range for the third quarter and gradually improve to the low 90 percent range toward the end of 2006 and into 2007.

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

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$150.4	5.5%	$142.5	$297.7	5.9%	$281.0
Group Life	42.0	7.4	39.1	78.7	(0.5)	79.1
Individual Income Protection	8.3	(27.8)	11.5	15.7	(31.7)	23.0

Total Premium Income	200.7	3.9	193.1	392.1	2.3	383.1
Net Investment Income	39.9	0.8	39.6	77.9	0.8	77.3
Other Income (Loss)	(0.1)	—	(0.1)	—	(100.0)	0.4

Total	240.5	3.4	232.6	470.0	2.0	460.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	137.8	(1.9)	140.4	266.9	(1.1)	269.8
Commissions	11.2	(5.9)	11.9	23.1	(12.8)	26.5
Deferral of Policy Acquisition Costs	(9.0)	(10.0)	(10.0)	(17.2)	(8.5)	(18.8)
Amortization of Deferred Policy Acquisition Costs	5.7	5.6	5.4	11.0	1.9	10.8
Amortization of Value of Business Acquired	1.8	(50.0)	3.6	3.3	(54.8)	7.3
Operating Expenses	36.9	(7.8)	40.0	72.4	(5.5)	76.6

Total	184.4	(3.6)	191.3	359.5	(3.4)	372.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.1	35.8	$41.3	$110.5	24.7	$88.6

Benefit Ratio (% of Premium Income)	68.7%		72.7%	68.1%		70.4%
Operating Expense Ratio (% of Premium Income)	18.4%		20.7%	18.5%		20.0%
Before-tax Operating Income Ratio (% of Premium Income)	28.0%		21.4%	28.2%		23.1%

Persistency - Group Long-term Income Protection				89.5%		95.1%
Persistency - Group Life				74.3%		84.9%
Persistency - Individual Income Protection				87.8%		88.4%

Segment Sales

Sales of group long-term income protection and group life products decreased significantly in the second quarter and first six months of 2006 in comparison to sales in the second quarter and first six months of 2005, driven primarily by low activity in the overall U.K. market due to changes in pension legislation, a decrease in large case sales due to the competitive market in the U.K. for group products, and our decision to maintain pricing discipline. Unum Limited individual income protection sales in the second quarter and first six months of 2006 also decreased in comparison to the same prior year periods.

Operating Results

Premium income increased slightly in the second quarter and first six months of 2006 relative to the comparable prior year periods due to prior period sales in the group long-term income protection and group life lines of business, partially offset by a decline in persistency levels, particularly in the group life line of business. Net investment income remained stable in the second quarter and first six months of 2006 relative to the comparable prior year periods due to continued growth in the business and the assets supporting it, offset partially by a decrease in portfolio yields relative to the prior year.

The lower benefit ratio in the second quarter and first six months of 2006 in comparison to the prior year periods was due primarily to the group long-term income protection line of business and was attributable to favorable claim experience.

Commissions decreased in the second quarter and first six months of 2006 due to the decrease in sales relative to the comparable prior year periods. Operating expenses and the operating expense ratio also decreased in the second quarter and first six months of 2006 compared to the prior year second quarter and first six months. We intend to continue our expense discipline strategy through the remainder of the year to ensure current economies of scale are maintained.

Segment Outlook

During the remainder of 2006, we intend to focus on maintaining our strong leadership position in the U.K and on identifying new sources of business to drive future growth in both the group and individual markets.

Sales in the second quarter and first six months of 2006 were negatively impacted by low activity in the overall U.K. market, where there was distraction in the employee benefits market due to changes in U.K. pension legislation. With our significant market position in the U.K., our sales are directly impacted when there is a slower market growth period. This market distraction, in combination with the generally competitive market in the U.K., has contributed to the lower second quarter and first six months of 2006 sales. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore requiring the extension of insurance coverage, offer opportunities for increased sales towards the end of the year, and we expect sales growth to gain momentum throughout the remainder of the year. Total sales for 2006 are expected to be below the level of 2005 due to the shortfall in the first six months of 2006. We expect persistency to remain at its current levels, although pricing competition may negatively impact sales and/or persistency.

Although claims experience remained favorable for the group long-term income protection line of business, the benefit ratio may increase during the remainder of 2006, relative to the current level, as positive claim resolution trends on block acquisitions become less pronounced.

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

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Income Protection	$132.8	5.1%	$126.3	$262.6	4.2%	$252.1
Life	32.5	14.8	28.3	62.5	11.0	56.3
Cancer and Critical Illness	44.2	7.8	41.0	87.0	7.8	80.7

Total Premium Income	209.5	7.1	195.6	412.1	5.9	389.1
Net Investment Income	23.4	0.4	23.3	46.0	(4.8)	48.3
Other Income	0.4	(60.0)	1.0	0.7	(68.2)	2.2

Total	233.3	6.1	219.9	458.8	4.4	439.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	110.4	4.9	105.2	215.9	3.2	209.3
Commissions	49.1	16.1	42.3	92.8	9.3	84.9
Deferral of Policy Acquisition Costs	(45.6)	3.9	(43.9)	(91.7)	2.8	(89.2)
Amortization of Deferred Policy Acquisition Costs	34.4	1.2	34.0	69.9	2.2	68.4
Amortization of Value of Business Acquired	0.2	(33.3)	0.3	0.5	(16.7)	0.6
Operating Expenses	34.9	(9.1)	38.4	75.3	(3.7)	78.2

Total	183.4	4.0	176.3	362.7	3.0	352.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$49.9	14.4	$43.6	$96.1	10.0	$87.4

Benefit Ratio (% of Premium Income)	52.7%		53.8%	52.4%		53.8%
Operating Expense Ratio (% of Premium Income)	16.7%		19.6%	18.3%		20.1%
Before-tax Operating Income Ratio (% of Premium Income)	23.8%		22.3%	23.3%		22.5%

Persistency - Income Protection				74.7%		75.1%
Persistency - Life				84.8%		84.3%
Persistency - Cancer and Critical Illness				82.1%		82.5%

Segment Sales

Sales increased in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 driven by increased sales in the core markets, which are comprised of employee groups with less than 2,000 lives. We expect positive sales growth in the Colonial segment throughout 2006 as the sales momentum emerges after a period of reorganizing Colonial’s sales infrastructure.

Operating Results

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, partially offset by the lapsing of policies during the first quarter of 2006 for policyholders in areas impacted by the third quarter of 2005 hurricanes in the United States gulf coast region. Net investment income remained stable in the second quarter of 2006 compared to the second quarter of 2005 but decreased in the first six months of 2006 in comparison to the prior year due primarily to the receipt of interest during the first quarter of 2005 on a bond previously in default.

The benefit ratio for this segment decreased in the second quarter and first six months of 2006 in comparison to the prior year periods due primarily to favorable risk experience in the income protection line of business and the first quarter of 2006 release of reserves related to the lapsed policies in the hurricane-impacted areas. Commission and operating expense ratio variances for the second quarter of 2006 result from one-time adjustments, with no material impact on total benefits and expenses. For the remainder of the year, these ratios are expected to return to a level more consistent with typical quarterly patterns.

Segment operating income benefited slightly in the first six months of 2006 from the termination of policies in the hurricane impacted areas. The reserves released on the terminated policies exceeded the premium receivable and the associated deferred policy acquisition costs for these policies.

Segment Outlook

Sales results improved year over year by 10.9 percent and 10.3 percent in the second quarter and first six months of 2006, respectively, and during the remainder of 2006 we will continue to emphasize consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$264.2	13.5%	$232.8	$535.2	12.7%	$474.8
Net Investment Income	214.0	12.8	189.7	416.2	12.6	369.6
Other Income	23.9	20.7	19.8	50.2	12.8	44.5

Total	502.1	13.5	442.3	1,001.6	12.7	888.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	415.0	16.5	356.2	845.4	16.2	727.7
Commissions	18.9	10.5	17.1	39.4	10.7	35.6
Operating Expenses	35.0	(15.3)	41.3	68.9	(7.9)	74.8

Total	468.9	13.1	414.6	953.7	13.8	838.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$33.2	19.9	$27.7	$47.9	(5.7)	$50.8

Interest Adjusted Loss Ratio (1)	93.0%		86.4%	94.8%		87.1%
Persistency				94.3%		94.6%

(1)	Included in this ratio is the first quarter 2006 before-tax claim reassessment charge of $13.2 million. Excluding this charge, the interest adjusted loss ratio for the six month period ended June 30, 2006 would have been 92.3%.

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

The increase in premium income for the second quarter and first six months of 2006 relative to the comparable prior year periods is due to the recapture of the ceded block of business, which increased reported premium income for the second quarter and first six months of 2006 by approximately $39.9 million and $86.5 million, respectively. Net investment income, which in the second quarter and first six months of 2006 includes $23.4 million and $45.6 million, respectively, of investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the reinsurance recapture, increased in the second quarter and first six months of 2006 relative to the comparable prior year periods. This increase was mostly offset by a decline in the overall portfolio yield rate and a decline in prepayments on mortgage-backed securities. Other income includes the underlying results of certain blocks of reinsured business, including the results of the recaptured block of business before the recapture date.

The increase in the interest adjusted loss ratio for the second quarter of 2006 was due primarily to a lower rate of claim recoveries offset partially by stable or decreasing submitted and paid claim incidence rates. The increase for the first six months of 2006 relative to the prior year was due to the $13.2 million additional reserve charge pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI and to lower claim recovery rates.

Operating expenses decreased in the second quarter and first six months of 2006 in comparison to the same prior year periods due to the payment of a judgment in a lawsuit in the second quarter of 2005.

Segment Outlook

We believe that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized our exposure to potential future adverse morbidity. As part of the 2004 restructuring, we entered into reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit. We have not yet reached the retention limit and do not currently anticipate that once reached, our losses would exceed the maximum risk limit for the reinsurer and revert back to us. The reinsurance receivable for these agreements, as reported in our consolidated statements of financial condition, was approximately $584.6 million at June 30, 2006.

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

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$1.2	—%	$1.2	$2.4	60.0%	$1.5
Net Investment Income	28.4	(13.4)	32.8	57.1	(7.8)	61.9
Other Income	54.7	3.4	52.9	108.8	2.2	106.5

Total	84.3	(3.0)	86.9	168.3	(0.9)	169.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	30.6	4.1	29.4	62.0	(0.6)	62.4
Commissions	0.3	(25.0)	0.4	0.7	133.3	0.3
Deferral of Policy Acquisition Costs	—	(100.0)	(0.1)	—	(100.0)	(0.1)
Amortization of Deferred Policy Acquisition Costs	—	(100.0)	0.2	—	(100.0)	0.2
Operating Expenses	44.7	3.7	43.1	88.7	5.7	83.9

Total	75.6	3.6	73.0	151.4	3.2	146.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$8.7	(37.4)	$13.9	$16.9	(27.2)	$23.2

Disability Management Services

Operating revenue from disability management services, which includes our wholly-owned subsidiaries GENEX and Options and Choices, Inc., totaled $46.3 million and $92.1 million in the second quarter and first six months of 2006, respectively, compared to $44.9 million and $89.2 million in the same prior year periods. Operating income totaled $3.3 million and $6.7 million in the second quarter and first six months of 2006 compared to $3.4 million and $6.6 million in the same prior year periods.

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the second quarter and first six months of 2006, this line of business reported operating losses of $4.4 million and $6.8 million, respectively, compared to operating losses of $2.8 million and $5.3 million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $9.7 million and $19.2 million in the second quarter and first six months of 2006, respectively, compared to $10.3 million and $20.1 million in the same prior year periods. Operating income was $7.9 million and $15.8 million in the second quarter and first six months of 2006, respectively, compared to $9.1 million and $19.0 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $26.0 million and $52.6 million in the second quarter and first six months of 2006, respectively, compared to $29.8 million and $56.6 million in the same prior year periods. For the second quarter and first six months of 2006, operating income was $1.9 million and $1.2 million, respectively, compared to operating income of $4.2 million and $2.9 million in the same prior year periods. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $15.0 million and $33.0 million in the second quarter and first six months of 2006, respectively, compared to $16.6 million and $34.0 million in the comparable periods of 2005. The Corporate segment reported operating losses of $53.7 million and $97.2 million in the second quarter and first six months of 2006, respectively, compared to $37.6 million and $76.8 million in the same prior year periods.

Included in the corporate segment operating results for the second quarter of 2006 is the cost of the cash tender offer of $17.8 million related to our purchase of $300.0 million of our outstanding debt. Also included in the corporate segment operating results for the first six months of 2006 is the write-off of deferred debt costs of $5.3 million related to the first quarter of 2006 extinguishment of $400.0 million of debt repurchased in the remarketing of the senior note element of our adjustable conversion-rate equity security units in February 2006. The senior notes repurchased were subsequently retired in the first quarter of 2006.

Interest and debt expense, excluding the costs related to early retirement of debt, was $48.7 million and $101.8 million in the second quarter and first six months of 2006, respectively, compared to $52.9 million and $105.7 million in the comparable prior year periods. At our current debt level, interest and debt expense will be approximately $45.0 million per quarter for the remainder of 2006.

See “Debt” contained in Item 2 for further discussion.

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

We actively manage our asset and liability cash flow match as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At June 30, 2006, the weighted average duration of our policyholder liability portfolio was approximately 7.81 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.62 years.

Investment Results

Net investment income was $576.6 million and $1,140.4 million in the second quarter and first six months of 2006, respectively, up 5.2 percent and 6.0 percent relative to the amounts reported in the second quarter and first six months of 2005. The increases were due primarily to growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield, as well as a decline in the level of prepayments on mortgage-backed securities and a decline in bond call premiums. The second quarter and first six months of 2006 also includes investment income of approximately $23.4 million and $45.6 million, respectively, related to the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. The overall yield in the portfolio was 6.76 percent as of June 30, 2006, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.85 percent at the end of 2005 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases increase above the level of the overall yield.

We reported before-tax realized investment gains and losses during the second quarter and first six months of 2006 and 2005 as shown in the following chart. We recognize impairment losses when we determine that the value of certain fixed maturity and equity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity and equity securities that were initially written down in a prior period. Additional investment losses may occur during the remainder of 2006. See “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for a complete discussion of the valuation of fixed maturity securities.

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. The fair values of these embedded derivatives decreased in the second quarter and first six months of 2006 relative to the comparable prior year periods due to the increase in interest rates during the second quarter and first six months of 2006 and the termination of the embedded derivative in a reinsurance contract that was recaptured in the third quarter of 2005.

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Gross Realized Investment Gain from Sales	$8.4	$32.5	$46.7	$54.9

Gross Realized Investment Loss
Write-downs	—	12.6	11.6	14.6
Sales	7.3	17.2	30.9	42.6

Total	7.3	29.8	42.5	57.2

Change in Fair Value of DIG Issue B36 Derivatives	(6.9)	62.8	(7.5)	64.6

Net Realized Investment Gain (Loss)	$(5.8)	$65.5	$(3.3)	$62.3

Realized Investment Losses during the First Six Months of 2006 from Other than Temporary Impairments

Approximately 74 percent of the first six months of 2006 other than temporary impairment losses occurred in the automotive and communication industries. Circumstances surrounding material other than temporary impairment losses are as follows:

•	$5.1 million loss on securities issued by a U.S. based cable systems operator. This company has been experiencing declining basic subscriber levels due to competition and has also incurred increased programming and interest expenses. In addition, recent transactions in the company’s industry have resulted in projections for further declines in its cable subscriber base and profit margins, resulting in an earnings level that may no longer service the debt structure of the company. Due to these factors, as well as the length of time these securities have been in an unrealized loss position, we determined that an other than temporary impairment had occurred. These securities were originally purchased as part of our below-investment-grade strategy. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period greater than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses during the First Six Months of 2005 from Other than Temporary Impairments

Approximately 71 percent of the first six months of 2005 other than temporary impairment losses occurred in the transportation industry. Circumstances surrounding larger other than temporary impairment losses are as follows:

•

$10.3 million loss during the second quarter of 2005 on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds were secured by aircraft owned by the trust and had remained current on all interest payments. However, due to the lack of clarity regarding the aircraft collateralizing these securities and the length of time these securities had been in an unrealized loss position, we determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase, but were downgraded to below-investment-

grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment had no impact on other investments.

Realized Investment Losses during the First Six Months of 2006 from Sale of Fixed Maturity Securities

In the second quarter and first six months of 2006, we reported a realized loss of $6.6 million and $29.7 million, respectively, on the sale of fixed maturity securities. The securities sold during the second quarter of 2006 had a book value of $272.6 million and a fair value of $266.0 million at the time of sale and represented 20 different issuers. For the first six months of 2006, the securities sold had a book value of $660.8 million and a fair value of $631.1 million at the time of sale and represented 38 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$13.1 million loss during the first quarter of 2006 on securities issued by a U.S. based automotive parts supplier. This company has experienced lower sales due to declining auto production and higher expenses due to increasing steel prices. In an October 2005 press release, this company confirmed that due to accounting errors it would restate its previously released 2004 and first and second quarter 2005 earnings and delay third and fourth quarter 2005 earnings releases. In a first quarter of 2006 press release, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Realized Investment Losses during the First Six Months of 2005 from Sale of Fixed Maturity Securities

In the second quarter and first six months of 2005, the Company realized a loss of $16.4 million and $36.8 million, respectively, on the sale of fixed maturity securities. The securities sold during the second quarter of 2005 had a book value of $287.4 million and a fair value of $271.0 million at the time of sale and represented 27 different issuers. For the first six months, the securities sold had a book value of $476.4 million and a fair value of $439.6 million at the time of sale and represented 38 issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

•	$9.8 million loss during the first quarter of 2005 on the sale of securities linked to the credit of two major U.S. based airlines. These securities were trust certificates secured by leases on aircraft that were subleased to the two airlines, one of which is currently in bankruptcy. The risk of a potential restructuring of the securities had increased following the continued delay in the bankrupt airline’s plans to emerge from bankruptcy. These securities had an investment-grade rating until downgraded to below-investment-grade in the first quarter of 2003. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than two years but less than three years. The circumstances of this investment had no impact on other investments.

Fixed Maturity Securities

Fixed maturity securities at June 30, 2006, included $32.9 billion, or 99.5 percent, of bonds and derivative instruments and $170.7 million, or 0.5 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of June 30, 2006

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,289.7	$(5.0)	$1,035.7	$91.5	$1,254.0	$86.5
Canadian	264.4	51.4	—	—	264.4	51.4
Capital Goods	2,365.4	67.1	942.6	61.9	1,422.8	129.0
Communications	2,617.6	34.2	1,234.6	93.3	1,383.0	127.5
Consumer Cyclical	1,433.0	(5.6)	662.0	55.2	771.0	49.6
Consumer Non-Cyclical	3,764.5	(27.9)	2,144.1	156.6	1,620.4	128.7
Derivative Instruments	(179.7)	(175.4)	(197.7)	207.1	18.0	31.7
Energy (Oil & Gas)	2,217.5	162.9	384.4	25.4	1,833.1	188.3
Financial Institutions	3,350.9	(56.2)	2,037.5	143.4	1,313.4	87.2
Mortgage/Asset Backed	4,089.9	114.2	1,413.5	60.8	2,676.4	175.0
Sovereigns	833.5	37.1	282.5	9.3	551.0	46.4
Technology	388.5	3.2	211.6	14.6	176.9	17.8
Transportation	1,002.1	73.1	197.3	6.9	804.8	80.0
U.S. Government Agencies and Municipalities	2,439.1	(73.9)	2,169.3	161.7	269.8	87.8
Utilities	6,000.8	40.9	3,166.7	228.6	2,834.1	269.5

Total	$32,877.2	$240.1	$15,684.1	$1,316.3	$17,193.1	$1,556.4

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at June 30, 2006.

Fixed Maturity Bonds – By Maturity

As of June 30, 2006

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$34.7	$0.1
Due after 1 year up to 5 years	447.7	8.3
Due after 5 years up to 10 years	3,511.3	436.5
Due after 10 years	10,276.9	810.6

Subtotal	14,270.6	1,255.5
Mortgage/Asset Backed Securities	1,413.5	60.8

Total	$15,684.1	$1,316.3

Of the $1,316.3 million in gross unrealized losses at June 30, 2006, $1,199.5 million, or 91.1 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2006.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$3,359.7	$80.0
> 90 <= 180 days	5,816.5	429.9
> 180 <= 270 days	1,504.4	114.2
> 270 <= 1 year	2,184.8	204.1
> 1 year <= 2 years	219.7	36.1
> 2 years <= 3 years	563.6	206.4
> 3 years	785.3	128.8

Total	$14,434.0	$1,199.5

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2006. The fair value and gross unrealized losses are categorized by the relationship of the current fair value to amortized cost for those securities on June 30, 2006. The fair value to amortized cost relationships are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2006.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days
fair value < 100% >= 70% of amortized cost	$309.4	$7.8

> 90 <= 180 days
fair value < 100% >= 70% of amortized cost	219.9	11.6

> 180 <= 270 days
fair value < 100% >= 70% of amortized cost	91.3	15.6

> 270 <=1 year
fair value < 100% >= 70% of amortized cost	151.1	20.5

> 1 year <= 2 years
fair value < 100% >= 70% of amortized cost	303.1	35.3
fair value < 70% >= 40% of amortized cost	11.1	5.6

Subtotal	314.2	40.9

> 2 years <= 3 years
fair value < 100% >= 70% of amortized cost	37.8	5.1

> 3 years
fair value < 100% >= 70% of amortized cost	126.4	15.3

Total	$1,250.1	$116.8

As of June 30, 2006, we held six securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of June 30, 2006

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$432.3	$40.1	> 90 <= 180 days

U.S. Government Sponsored Mortgage Funding Company	650.9	88.5	> 3 years

Principal Protected Equity Linked Note	45.2	27.4	> 3 years

Total	$1,128.4	$156.0

Below-Investment-Grade

New Zealand Based Paper and Forest Products Company	$37.2	$10.8	> 180 <= 270 days

South African Based Paper Products Company	46.9	10.7	> 270 <= 1 year

U.S. Based Automobile Manufacturer	32.7	10.4	> 1 year <= 2 years

Total	$116.8	$31.9

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

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by S&P as of June 30, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of June 30, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of June 30, 2006. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

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

The fair value of the fixed maturity bond issued by the South African based paper products company has declined primarily as a result of a cyclical decline in the paper industry. Additionally, the company’s performance has been negatively impacted by the strength of the local South African currency and rising raw material costs. These factors led to a downgrade by the rating agencies from investment-grade to below-investment-grade with a stable outlook. The company has good liquidity with significant cash balances and unused credit facilities, as well as limited debt maturities through 2012. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

Our investment in mortgage-backed and asset-backed securities was approximately $4.0 billion and $4.2 billion on an amortized cost basis at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the mortgage-backed securities had an average life of 8.9 years and effective duration of 6.9 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of June 30, 2006, our exposure to below-investment-grade fixed maturity securities was $1,967.5 million, approximately 5.7 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.0 percent at the end of 2005. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur during 2006, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $20.5 million and $18.7 million, respectively, at June 30, 2006, and $21.5 million and $21.0 million, respectively, at December 31, 2005.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $874.3 million and $739.4 million on an amortized cost basis at June 30, 2006 and December 31, 2005, respectively. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no restructured or delinquent mortgage loans at June 30, 2006 or December 31, 2005.

We invested in additional commercial mortgage loans during the second quarter and first six months of 2006 and expect that during the remainder of the year we will continue to add investments in this category either through the secondary market or through loan originations.

Real estate was $18.0 million and $18.2 million at June 30, 2006 and December 31, 2005, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.5 million at June 30, 2006 and $6.7 million at December 31, 2005.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. At June 30, 2006 and December 31, 2005, the balance in the valuation allowances for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the second quarter and first six months of 2006 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the second quarter of 2006, we completed a program to reset the interest rates of several receive fixed, pay variable forward starting interest rate swaps by replacing various existing swaps with new swaps at current market interest rates and identical cash flow dates. This allowed us to increase our utilization of cash flows as well as reduce our credit exposure to our counterparties. Under this program, we added and terminated swaps with a notional amount of $1,515.0 million each, resulting in a gain of $136.4 million which we reported in other comprehensive income. The anticipated cash flows hedged by these derivatives are still probable, and the gains from the terminated swaps along with the replacement swaps continue to be highly effective cash flow hedges. These terminations and the associated gain are included in the hedging activity discussed in the following two paragraphs.

During the second quarters of 2006 and 2005, we recognized net gains of $154.2 million and $25.2 million, respectively, on the termination of cash flow hedges and reported $154.2 million and $25.5 million, respectively, in other comprehensive income. During the first six months of 2006 and 2005, we recognized net gains of $182.8 million and $33.2 million, respectively, on the termination of cash flow hedges and reported $182.8 million and $33.5 million, respectively, in other comprehensive income. During the second quarter and first six months of 2005, we recognized $(0.3) million as a component of realized investment gains and losses. We amortized $8.8 million and $5.3 million of net deferred gains into net investment income during the second quarters of 2006 and 2005, respectively, and $15.4 million and $10.0 million during the first six months of 2006 and 2005, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $14.4 million at June 30, 2006. Additions and terminations, in notional amounts, to our hedging programs during the second quarter of 2006 were $1,819.0 million and $1,871.8 million, respectively, and in the second quarter of 2005 were $169.0 million and $391.3 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $4,249.4 million at June 30, 2006 and $4,606.5 million at December 31, 2005.

During 2005, we initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. As of June 30, 2006 and December 31, 2005, we had $400.0 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of June 30, 2006 and December 31, 2005, we had $672.5 million and $684.5 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities we retained after the sale of our Canadian branch.

As of June 30, 2006 and December 31, 2005, we had $290.0 million and $348.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $6.9 million and $7.5 million of net realized investment losses during the second quarter and first six months of 2006, respectively, and $62.8 million and $64.6 million in net realized investment gains during the second quarter and first six months of 2005, respectively.

Non-current Investments

Our exposure to non-current investments totaled $12.0 million at June 30, 2006, compared to $29.5 million at December 31, 2005. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At June 30, 2006 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $78.6 million had been recorded life-to-date. The amortized cost of these investments was $3.6 million. Approximately $11.4 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated statements of financial condition since these transactions meet the requirements for the right of offset. As of June 30, 2006, we had $617.3 million face value of these agreements in an open position that were offset. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at June 30, 2006.

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

Our policy benefits are primarily in the form of claim payments, and we have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $659.4 million for the six months ended June 30, 2006, compared to $629.6 million for the same period of 2005. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes.

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

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $471.4 million compared to $584.0 million for the six months ended June 30, 2006 and 2005, respectively. We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our participation in the remarketing of our adjustable conversion-rate equity security units in the first quarter of 2006. We therefore reported higher proceeds from sales of bonds and short-term investments in the first six months of 2006 compared to the first six months of 2005. We had higher proceeds from maturities of investments in the first six months of 2006 than in the comparable period of 2005, primarily due to an increase in fixed maturity security principal proceeds from bond calls and scheduled maturities, offset somewhat by a decrease in principal prepayments on mortgage-backed securities.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $194.9 million for the six months ended June 30, 2006 compared to $79.9 million for the same period in 2005. During the second quarter of 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of the adjustable conversion-rate equity security units (units) issued in May 2003 and utilized a portion of those proceeds to retire $300.0 million of our outstanding debt, as previously discussed. During the first quarter of 2006, we repurchased $400.0 million of remarketed senior note element of the units, which were subsequently retired.

See “Debt” as follows for further information.

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

UnumProvident may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately $240.3 million is available for the payment of dividends from Unum Limited during 2006. Revised capital guidance is expected during the third quarter of 2006, but we do not anticipate that it will affect the amount of dividends we plan to take as part of our capital strategy.

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

Debt

At June 30, 2006, we had long-term debt, including adjustable conversion-rate equity security units and junior subordinated debt securities, totaling $2,561.6 million. At June 30, 2006, the debt to total capital ratio was 27.4 percent compared to 35.0 percent at December 31, 2005. The debt to total capital ratio, when calculated allowing no equity credit for junior subordinated debt securities and 50 percent equity credit for adjustable conversion-rate equity security units, was 25.8 percent at June 30, 2006, compared to 30.3 percent at December 31, 2005.

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% capital securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

The scheduled remarketing of the senior note element of the 2003 adjustable conversion-rate equity security units (units) occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. In May 2006, we settled the purchase contract element of the units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for further discussion.

Commitments

With respect to our commitments, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. During the first six months of 2006, there were no substantive changes in our commitments.

Ratings

The table below reflects our senior debt ratings and the financial strength ratings for our U.S. domiciled insurance company subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody’s	S&P
Senior Debt Ratings	bbb-	BBB-(Good)	Ba1 (Speculative)	BB+

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life & Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

These ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

We maintain an ongoing dialogue with these rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. We held our annual review meetings with each of the rating agencies during the second quarter of 2006.

On May 23, 2006, Moody’s Investors Service reaffirmed our credit ratings and financial strength ratings, and changed the outlook on the ratings from “negative” to “stable.” On June 7, 2006, A.M. Best reaffirmed our credit ratings and financial strength ratings, and maintained the outlook on the ratings at “negative.” We cannot assure you that further changes by these or other ratings agencies will or will not occur.

See our annual report on Form 10-K for the year ended December 31, 2005, for further information of our debt and financial strength ratings and the risks associated with rating changes.

Other Information

Pension and Postretirement Benefit Plans

We maintain separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of our total benefit obligation and pension expense. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent our best estimate of what we expect future experience to be. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methods but reflect the differences in the plan obligations. We follow Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in our financial reporting and accounting for our pension and post-retirement benefit plans. See our annual report on Form 10-K for the year ended December 31, 2005, and Note 5 of the “Notes to Consolidated Financial Statements” contained in Item 1 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2005. During the first six months of 2006, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our information technology systems through upgrades to current systems or the implementation of new systems. These changes did not materially affect our internal control over financial reporting nor are they expected to.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 17, 2006. The stockholders voted on three items at the Annual Meeting as set forth below:

1. The election of four directors each to serve for a term expiring at our Annual Meeting of Stockholders in 2009.

Nominee	For	Withheld
Pamela H. Godwin	247,613,754	14,273,638
Thomas Kinser	247,608,705	14,278,687
A. S. (Pat) MacMillan, Jr.	244,277,398	17,609,994
Edward J. Muhl	247,551,439	14,335,953

Other directors whose terms of office continued after the meeting are as follows:

Jon S. Fossel

Ronald E. Goldsberry

Gloria C. Larson

Hugh O. Maclellan, Jr.

Michael J. Passarella

C. William Pollard

William J. Ryan

Thomas R. Watjen

2. The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm.

For: 256,424,508

Against: 723,974

Abstain: 4,738,910

Broker Non-Vote: 0

3. A stockholder proposal to establish a process for engagement with the Board following a majority vote was included in the proxy statement for the Annual Meeting, but was subsequently voluntarily withdrawn by the proponent prior to the meeting.

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

UnumProvident Corporation (Registrant)

Date: August 7, 2006	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 7, 2006	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Senior Executive Vice President, Finance, Investments and Corporate Development, and Interim Chief Financial Officer