Form 10-Q
period 2006-09-30
UNUMPROVIDENT CORP
filed 2006-11-07
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 342,541,722 shares of the registrant’s common stock were outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UnumProvident Corporation and Subsidiaries

	September 30 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $33,045.1; $32,062.1)	$34,721.3	$34,856.8
Mortgage Loans	893.2	739.4
Real Estate	18.0	18.2
Policy Loans	3,319.6	3,201.4
Other Long-term Investments	118.5	122.8
Short-term Investments	489.3	417.9

Total Investments	39,559.9	39,356.5

Other Assets
Cash and Bank Deposits	32.2	69.4
Accounts and Premiums Receivable	2,041.4	1,979.2
Reinsurance Receivable	5,573.3	5,609.2
Accrued Investment Income	675.1	618.7
Deferred Policy Acquisition Costs	2,965.0	2,913.3
Value of Business Acquired	77.6	78.5
Goodwill	274.3	273.0
Property and Equipment	371.0	379.5
Current Income Tax	18.4	—
Other Assets	555.3	559.9
Separate Account Assets	28.0	29.6

Total Assets	$52,171.5	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - Continued

UnumProvident Corporation and Subsidiaries

	September 30 2006	December 31 2005
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,193.7	$2,063.4
Reserves for Future Policy and Contract Benefits	35,109.5	34,041.5
Unearned Premiums	560.7	481.8
Other Policyholders’ Funds	2,060.4	2,235.5
Current Income Tax	—	18.3
Deferred Income Tax	730.8	989.7
Long-term Debt	2,561.6	3,261.6
Other Liabilities	1,332.4	1,381.5
Separate Account Liabilities	28.0	29.6

Total Liabilities	44,577.1	44,502.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par Authorized: 725,000,000 shares Issued: 344,492,817 and 300,508,859 shares	34.4	30.1
Additional Paid-in Capital	2,195.5	1,627.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	687.9	1,040.7
Net Gain on Cash Flow Hedges	181.1	273.3
Foreign Currency Translation Adjustment	47.4	22.4
Minimum Pension Liability Adjustment	(172.9)	(172.9)
Retained Earnings	4,675.2	4,610.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	—	(13.8)

Total Stockholders’ Equity	7,594.4	7,363.9

Total Liabilities and Stockholders’ Equity	$52,171.5	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,969.0	$1,952.2	$5,926.2	$5,827.2
Net Investment Income	578.8	547.2	1,719.2	1,623.4
Net Realized Investment Gain (Loss)	4.8	(71.4)	1.5	(9.1)
Other Income	110.4	115.9	330.0	331.0

Total Revenue	2,663.0	2,543.9	7,976.9	7,772.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,088.9	1,812.1	5,764.3	5,280.6
Commissions	198.9	191.5	613.5	609.4
Interest and Debt Expense	44.2	49.8	146.0	155.5
Cost Related to Early Retirement of Debt	—	—	23.1	—
Deferral of Policy Acquisition Costs	(127.5)	(119.5)	(392.8)	(402.1)
Amortization of Deferred Policy Acquisition Costs	115.9	112.5	353.7	349.4
Amortization of Value of Business Acquired	2.1	3.9	6.0	11.9
Compensation Expense	193.9	187.7	577.1	565.3
Other Operating Expenses	241.2	237.6	676.7	686.8

Total Benefits and Expenses	2,757.6	2,475.6	7,767.6	7,256.8

Income (Loss) Before Income Tax	(94.6)	68.3	209.3	515.7

Income Tax (Benefit)
Current	9.6	44.1	104.3	87.0
Deferred	(40.5)	(28.4)	(29.9)	52.6

Total Income Tax (Benefit)	(30.9)	15.7	74.4	139.6

Net Income (Loss)	$(63.7)	52.6	$134.9	$376.1

Net Income (Loss) Per Common Share
Basic	$(0.19)	$0.18	$0.42	$1.27
Assuming Dilution	$(0.19)	$0.17	$0.41	$1.21

Dividends Paid	$0.075	$0.075	$0.225	$0.225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)
Balance at December 31, 2004	$29.8	$1,588.4	$1,481.1	$4,185.5	$(54.2)	$(6.5)	$7,224.1

Comprehensive Income, Net of Tax
Net Income				376.1			376.1
Change in Net Unrealized Gain on Securities			(304.6)				(304.6)
Change in Net Gain on Cash Flow Hedges			48.1				48.1
Change in Foreign Currency Translation Adjustment			(57.6)				(57.6)

Total Comprehensive Income							62.0

Common Stock Activity	0.2	29.1				(11.2)	18.1
Dividends to Stockholders				(66.5)			(66.5)

Balance at September 30, 2005	$30.0	$1,617.5	$1,167.0	$4,495.1	$(54.2)	$(17.7)	$7,237.7

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

Comprehensive Loss, Net of Tax
Net Income				134.9			134.9
Change in Net Unrealized Gain on Securities			(352.8)				(352.8)
Change in Net Gain on Cash Flow Hedges			(92.2)				(92.2)
Change in Foreign Currency Translation Adjustment			25.0				25.0

Total Comprehensive Loss							(285.1)

Common Stock Activity	4.3	581.4					585.7
Reclassification Due to
Accounting Principle Change		(13.8)				13.8	—
Dividends to Stockholders				(70.1)			(70.1)

Balance at September 30, 2006	$34.4	$2,195.5	$743.5	$4,675.2	$(54.2)	$—	$7,594.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

	Nine Months Ended September 30
	2006	2005
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$134.9	$376.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	3.0	20.2
Change in Deferred Policy Acquisition Costs	(39.1)	(52.7)
Change in Insurance Reserves and Liabilities	1,117.5	833.2
Change in Income Tax Liabilities	(73.3)	51.1
Change in Other Accrued Liabilities	(80.9)	(36.3)
Non-cash Adjustments to Net Investment Income	(302.2)	(313.2)
Net Realized Investment (Gain) Loss	(1.5)	9.1
Amortization of Value of Business Acquired	6.0	11.9
Depreciation	52.5	49.1
Other, Net	34.3	(2.0)

Net Cash Provided by Operating Activities	851.2	946.5

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,760.8	1,392.1
Proceeds from Maturities of Available-for-Sale Securities	954.9	873.8
Proceeds from Sales and Maturities of Other Investments	112.2	121.5
Purchase of Available-for-Sale Securities	(3,014.8)	(3,011.4)
Purchase of Other Investments	(373.5)	(254.8)
Net Sales (Purchases) of Short-term Investments	(65.9)	112.9
Acquisition of Business	—	(3.5)
Disposition of Business	—	8.8
Other, Net	(41.0)	54.6

Net Cash Used by Investing Activities	(667.3)	(706.0)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	1.5	2.3
Maturities and Benefit Payments from Policyholder Accounts	(6.3)	(6.4)
Short-term Debt Repayments	—	(227.0)
Long-term Debt Repayments	(700.0)	—
Cost Related to Early Retirement of Debt	(15.6)	—
Issuance of Common Stock	579.2	8.0
Dividends Paid to Stockholders	(70.1)	(66.5)
Other, Net	(10.0)	(15.9)

Net Cash Used by Financing Activities	(221.3)	(305.5)

Effect of Foreign Exchange Rate Changes on Cash	0.2	(2.0)

Net Decrease in Cash and Bank Deposits	(37.2)	(67.0)
Cash and Bank Deposits at Beginning of Year	69.4	130.7

Cash and Bank Deposits at End of Period	$32.2	$63.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

UnumProvident Corporation and Subsidiaries

September 30, 2006

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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

September 30, 2006

Note 2 - Accounting Pronouncements - Continued

Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140), was issued in February 2006. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We will adopt the provisions of SFAS 155 effective January 1, 2007. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

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

Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, was issued in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. The adoption of SFAS 157 will not have a material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial condition and to recognize changes in that funded status through comprehensive income. Also, under SFAS 158, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. We will adopt the provisions of SFAS 158 effective December 31, 2006. We have not yet determined the effect of the adoption of SFAS 158 on our financial position. The adoption of SFAS 158 will have no effect on our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 3 - Segment Information

Selected data by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Premium Income
U.S. Brokerage
Group Income Protection
Group Long-term Income Protection	$484.4	$486.0	$1,459.5	$1,468.4
Group Short-term Income Protection	131.3	140.0	398.9	429.8
Group Life and Accidental Death & Dismemberment
Group Life	294.5	318.3	937.1	980.5
Accidental Death & Dismemberment	36.1	37.6	113.8	116.6
Supplemental and Voluntary
Individual Income Protection – Recently Issued	111.2	106.8	332.6	321.5
Long-term Care	124.1	119.1	365.9	351.0
Voluntary Workplace Benefits	97.0	85.7	286.2	252.2

	1,278.6	1,293.5	3,894.0	3,920.0

Unum Limited
Group Long-term Income Protection	169.5	152.4	467.2	433.4
Group Life	41.9	43.9	120.6	123.0
Individual Income Protection	8.3	7.7	24.0	30.7

	219.7	204.0	611.8	587.1

Colonial
Income Protection	134.3	127.7	396.9	379.8
Life	33.2	28.5	95.7	84.8
Cancer and Critical Illness	45.3	41.2	132.3	121.9

	212.8	197.4	624.9	586.5

Individual Income Protection – Closed Block	257.8	257.6	793.0	732.4

Other	0.1	(0.3)	2.5	1.2

	1,969.0	1,952.2	5,926.2	5,827.2

Net Investment Income and Other Income
U.S. Brokerage	289.2	276.2	859.3	822.8
Unum Limited	45.8	44.9	123.7	122.6
Colonial	23.8	24.7	70.5	75.2
Individual Income Protection – Closed Block	232.5	218.6	698.9	632.7
Other	81.9	81.8	247.8	250.2
Corporate	16.0	16.9	49.0	50.9

	689.2	663.1	2,049.2	1,954.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 3 - Segment Information - Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Operating Revenue (Excluding Net Realized Investment Gains and Losses)
U.S. Brokerage	$1,567.8	$1,569.7	$4,753.3	$4,742.8
Unum Limited	265.5	248.9	735.5	709.7
Colonial	236.6	222.1	695.4	661.7
Individual Income Protection – Closed Block	490.3	476.2	1,491.9	1,365.1
Other	82.0	81.5	250.3	251.4
Corporate	16.0	16.9	49.0	50.9

	2,658.2	2,615.3	7,975.4	7,781.6

Benefits and Expenses
U.S. Brokerage	1,741.0	1,497.8	4,793.5	4,459.0
Unum Limited	200.0	199.1	559.5	571.3
Colonial	184.5	180.1	547.2	532.3
Individual Income Protection – Closed Block	495.6	480.8	1,449.3	1,318.9
Other	71.4	67.9	222.8	214.6
Corporate	65.1	49.9	195.3	160.7

	2,757.6	2,475.6	7,767.6	7,256.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses
U.S. Brokerage	(173.2)	71.9	(40.2)	283.8
Unum Limited	65.5	49.8	176.0	138.4
Colonial	52.1	42.0	148.2	129.4
Individual Income Protection – Closed Block	(5.3)	(4.6)	42.6	46.2
Other	10.6	13.6	27.5	36.8
Corporate	(49.1)	(33.0)	(146.3)	(109.8)

	$(99.4)	$139.7	$207.8	$524.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 3 - Segment Information - Continued

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in our consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Operating Revenue by Segment	$2,658.2	$2,615.3	$7,975.4	$7,781.6
Net Realized Investment Gain (Loss)	4.8	(71.4)	1.5	(9.1)

Revenue	$2,663.0	$2,543.9	$7,976.9	$7,772.5

Operating Income (Loss) by Segment	$(99.4)	$139.7	$207.8	$524.8
Net Realized Investment Gain (Loss)	4.8	(71.4)	1.5	(9.1)
Income Tax (Benefit)	(30.9)	15.7	74.4	139.6

Net Income (Loss)	$(63.7)	$52.6	$134.9	$376.1

Assets by segment are as follows:

	September 30 2006	December 31 2005
	(in millions of dollars)
U.S. Brokerage	$20,755.1	$20,186.1
Unum Limited	3,819.6	3,335.3
Colonial	2,311.1	2,231.6
Individual Income Protection – Closed Block	15,630.6	15,792.1
Other	9,058.1	9,143.5
Corporate	597.0	1,178.2

Total	$52,171.5	$51,866.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

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

Had we applied the fair value recognition provisions of SFAS 123 as of its original effective date, it would have reduced our net income for the nine months ended September 30, 2005 by $0.5 million, from $376.1 million to $375.6 million. There would have been no change in our reported net income per share for either the three months or nine months ended September 30, 2005, nor would there have been any change in expense recognized for the three months ended September 30, 2005.

Nonvested Stock

Compensation cost recognized for nonvested stock awards to employees was $3.3 million ($2.1 million after tax) for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, compensation cost recognized for nonvested stock awards to employees was $11.9 million and $8.6 million ($7.7 million and $5.6 million after tax), respectively. The weighted average grant date fair values for nonvested stock awards granted in the first nine months of 2006 and 2005 were $20.95 and $17.43, respectively.

Nonvested shares vest over a two to five year service period commencing upon the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period for grants issued subsequent to 2005 and over the explicit service period (subject to acceleration upon actual retirement) for grants issued prior to 2006. We pay cash dividend equivalents on outstanding nonvested stock. Dividend equivalents paid on nonvested stock are charged to retained earnings when paid. At September 30, 2006, we had $24.3 million of unrecognized compensation cost related to nonvested stock that will be recognized over a weighted average period of 1.3 years. Prior to the adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 4 - Accounting for Stock-Based Compensation - Continued

Nonvested share activity under the plans for the first nine months of 2006 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	2,187,284	$14.61
Granted	780,931	20.95
Vested	(1,049,710)	11.90
Forfeited	(71,133)	18.53

Nonvested at September 30, 2006	1,847,372	18.69

Stock Options

Compensation cost recognized for stock options was immaterial for the three and nine months ended September 30, 2006 and 2005. We issue new shares upon the exercise of an option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Service Cost	$9.0	$8.8	$2.3	$2.3	$1.0	$1.0
Interest Cost	12.1	10.9	2.0	1.9	2.5	2.6
Expected Return on Plan Assets	(11.0)	(10.0)	(2.8)	(1.7)	(0.1)	(0.1)
Amortization of Prior Service Cost	(0.8)	(0.7)	—	—	(1.0)	(1.0)
Amortization of Net Loss	5.6	4.8	0.6	0.7	—	—

Net Periodic Benefit Cost	$14.9	$13.8	$2.1	$3.2	$2.4	$2.5

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Service Cost	$26.8	$26.4	$6.7	$6.9	$3.0	$3.1
Interest Cost	36.3	32.7	5.8	5.7	7.5	7.8
Expected Return on Plan Assets	(31.4)	(30.1)	(8.1)	(5.1)	(0.3)	(0.4)
Amortization of Prior Service Cost	(2.2)	(2.1)	—	—	(3.0)	(3.0)
Amortization of Net Loss	16.8	14.4	1.8	2.1	—	—

Net Periodic Benefit Cost	$46.3	$41.3	$6.2	$9.6	$7.2	$7.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 5 - Pensions and Other Postretirement Benefits - Continued

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2006, but made voluntary contributions of $42.0 million in the second quarter of 2006 and $50.0 million in the third quarter of 2006. We made a $44.2 million voluntary contribution to the defined benefit plan for our U.K. operation, which maintains a separate plan, in January 2006 and additional required contributions of approximately $6.5 million during 2006.

Note 6 - Debt

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% capital securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. The cost of the cash tender offer decreased second quarter and first nine months 2006 income by $17.8 million before tax, or $11.6 million after tax.

In May 2003, UnumProvident issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agreed to purchase, for $25, shares of UnumProvident’s common stock on May 15, 2006 and which entitled the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by UnumProvident due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter and first nine months 2006 income by $5.3 million before tax, or $3.4 million after tax.

Upon settlement of the common stock purchase contract in May 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(63.7)	$52.6	$134.9	$376.1

Denominator (000s)
Weighted Average Common Shares - Basic	340,727.7	295,767.2	319,209.4	295,628.6
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	—	16,156.4	9,868.5	12,432.5
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	—	2,724.5	2,234.6	2,398.3

Weighted Average Common Shares - Assuming Dilution	340,727.7	314,648.1	331,312.5	310,459.4

Net Income (Loss) Per Common Share
Basic	$(0.19)	$0.18	$0.42	$1.27
Assuming Dilution	$(0.19)	$0.17	$0.41	$1.21

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported. For the three month period ended September 30, 2006, approximately 0.9 million issuable shares related to the purchase contract elements of the units and approximately 2.3 million issuable common shares for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss is reported.

Options to purchase approximately 8.2 million and 8.3 million shares of common stock for the three and nine month periods ended September 30, 2006, and approximately 12.1 million and 12.4 million shares for the three and nine month periods ended September 30, 2005, were outstanding during the respective periods but were not included in the computation of earnings per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of UnumProvident’s common stock.

UnumProvident has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 8 - Comprehensive Income (Loss)

The components of comprehensive income (loss) and the related deferred tax are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Net Income (Loss)	$(63.7)	$52.6	$134.9	$376.1

Change in Net Unrealized Gain on Securities:
Change Before Reclassification Adjustment	969.0	(831.1)	(535.0)	(490.9)
Reclassification Adjustment for Net Realized Investment (Gain) Loss	(2.0)	(0.4)	(5.6)	20.6
Change in Net Gain on Cash Flow Hedges	84.5	(153.5)	(141.8)	74.1
Change in Foreign Currency Translation Adjustment	9.7	(10.5)	24.8	(57.4)

	1,061.2	(995.5)	(657.6)	(453.6)
Change in Deferred Tax	369.4	(342.0)	(237.6)	(139.5)

Other Comprehensive Income (Loss)	691.8	(653.5)	(420.0)	(314.1)

Comprehensive Income (Loss)	$628.1	$(600.9)	$(285.1)	$62.0

Note 9 - Commitments and Contingent Liabilities

We are a defendant in a number of litigation matters. In some of these matters, no specified amount is sought. In others, very large or indeterminate amounts, including punitive and treble damages, are asserted. There is a wide variation of pleading practice permitted in the United States courts with respect to requests for monetary damages, including some courts in which no specified amount is required and others which allow the plaintiff to state only that the amount sought is sufficient to invoke the jurisdiction of that court. Further, some jurisdictions permit plaintiffs to allege damages well in excess of reasonably possible verdicts. Based on our extensive experience and that of others in the industry with respect to litigating or resolving claims through settlement over an extended period of time, we believe that the monetary damages asserted in a lawsuit or claim bear little relation to the merits of the case, or the likely disposition value. Therefore, the specific monetary relief sought is not stated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

Claims Handling Matters

Multidistrict Litigation

On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring more than twenty putative class actions and derivative suits, described below, filed in various courts against the Company, several of its subsidiaries, and some of our officers, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. The defendants strongly deny the allegations in each of these actions and will vigorously defend the substantive and procedural aspects of the litigations, except as noted below with respect to settlement discussions in the Plan Beneficiary Class Actions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

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

In May 2003, three identical putative securities class actions were filed in the Southern District of New York, which were later consolidated under the caption Azzolini v. CorTs Trust II for Provident Financial Trust, et al. A fourth action, Bernstein v. CorTs for Provident Financing Trust I, et al., was filed in the Eastern District of New York on July 7, 2003. These actions, which were transferred to Tennessee federal court, alleged claims on behalf of two different putative classes of purchasers of UnumProvident Corporate-Backed Trust Securities (CorTs) certificates that were issued by certain underwriter defendants unaffiliated with the Company. The amended complaints filed in each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 against UnumProvident and one of our officers. On September 16, 2005, the court issued a Memorandum and Order dismissing these actions with prejudice. On January 12, 2006, the Azzolini plaintiffs filed a notice of appeal from the court’s decision dismissing this action. We reached an agreement with the Azzolini named plaintiffs settling all claims by those plaintiffs and providing for the withdrawal of their appeal. The amount of settlement was immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

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

On December 14, 2005, the court granted in part the defendants’ motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment pending further mediation of the Taylor and ERISA Benefit actions.

Court ordered mediation has concluded with the settlement of all individual claims brought by six of the fifteen named plaintiffs in the ERISA Benefit Denial Actions. A seventh plaintiff has subsequently resolved her claims through the process established under the regulatory settlement agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

The parties are currently engaged in settlement discussions supervised by a Court appointed mediator. The parties have reached an agreement in principle for resolution of the matter, the net cost of which is immaterial to the Company. The agreement is subject to further negotiations on a number of points, including attorneys’ fees, the preparation of a definitive written agreement, and Court approval of any final agreement.

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

In the fourth quarter of 2004, we recorded a charge related to the settlement of the multistate market conduct examination of $127.0 million before tax, or $87.8 million after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

On October 3, 2005, certain of the Company’s U.S. insurance subsidiaries entered into a settlement agreement with the California Department of Insurance (DOI) in connection with a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements.

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

Our quarterly review of our claim reassessment reserve adequacy includes an analysis of our assumptions related to:

1.	the number of claimants who will ultimately choose to participate in the process,

2.	the number of claimants for whom payments will be made and then closed because the claimant is no longer disabled,

3.	the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, and

4.	the average incurred cost per claimant.

When we performed our analysis at the end of the first quarter of 2006, our analysis was based on data available as of the end of that time period. At that time we believed that the actual results were credible enough to enable us to update our estimate of the ultimate cost related to the reassessment process and the reserves established at the time of the settlement agreements. At the end of the first quarter, we concluded that a change in our initial assumptions was warranted. The change in assumptions was primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments. We therefore recorded a charge, in the first quarter of 2006, of $86.0 million before tax, or $55.9 million after tax, to reflect our then current best estimate of the ultimate cost of benefits for claims reopened in the reassessment process. When we recorded this charge, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

based our estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total of 25,000 claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005.

In the third quarter of 2006, we began to experience increasingly higher monthly benefit costs related to the claim reassessment process. In analyzing the reason for this increase, our experience for two of the major assumptions used to calculate the reserves had exceeded our expectations. Those two assumptions were: (1) the number of decisions being overturned by the reassessment process, and (2) the average cost per reassessed claim.

The following provides additional information that will highlight the shift in assumptions:

1.	From the inception of the reassessment process in January 2005 through March 2006, approximately 23 percent of the decisions made when the claim was originally submitted were overturned in the reassessment.

2.	From April through September 2006, the overturn rate averaged 50 percent, with the most dramatic shift occurring in the third quarter.

3.	This recent change increased the average overturn rate from 23 percent experienced through March 2006 to 36 percent at September 2006 from inception to date.

4.	This shift appears to be due to a higher than expected level of claimants whose disability deteriorated since the initial claim decision and/or whose disability has now qualified the claimant to receive Social Security benefits.

5.	The average incurred cost during the period April through September 2006 was also slightly higher than the average cost associated with the period from inception through March 2006.

6.	Our assumption concerning the total number of claims projected to be reassessed is still generally consistent with the levels originally assumed.

Based on these changes, in the third quarter of 2006 we increased our estimate for the total cost of this reassessment process by $325.4 million before tax, or $211.5 million after tax. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time now estimated to complete the process. Our third quarter of 2006 provision for the cost of this process was based on the cost of approximately 55 percent of the projected ultimate total of 25,000 claims expected to be reassessed. Our best estimate of $310.4 million for the reopened claims assumes that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed in the future are similar to the average profile of the 55 percent already reviewed.

If, however, the estimated 45 percent of remaining claims have a profile more reflective of the most recent monthly experience, we believe our costs could be higher by approximately $90.0 million. If the remaining claims have a profile more reflective of our earlier experience, we believe our costs could be lower by approximately $90.0 million. The estimate of the lower and upper end of the range of reasonably possible additional costs is much less certain than the best estimate upon which our accruals are currently based and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range.

We will continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and within or in excess of our reasonably possible range.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

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

On December 20, 2004, Weiller v. New York Life Insurance Company, et al., was filed in New York Supreme Court against, among others, UnumProvident and certain subsidiaries on behalf of a putative class of insureds under policies issued by several third-party insurers on behalf of whom UnumProvident administers claims. The complaint alleges that the defendants breached the insurance policies by improperly denying or terminating benefits, and seeks equitable relief on behalf of the class and benefits on behalf of the named plaintiff. We denied the allegations and vigorously defended against the allegations raised in the complaint. On February 18, 2005, the defendants filed a motion to dismiss this action. On June 20, 2005, the plaintiff filed a motion seeking certification of a putative class, which the defendants opposed. On April 27, 2006, the court denied class certification and dismissed all claims except the individual contract claim of plaintiff. Plaintiff has appealed these orders. The parties have reached a settlement of the case while this appeal was pending. Under the terms of the settlement, the plaintiff will release all claims and withdraw his appeal. The amount of settlement was immaterial.

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

September 30, 2006

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

Since October 2004, the Company and/or its insurance subsidiaries have received subpoenas or information requests from the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, South Carolina, and Tennessee.

The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We have cooperated fully with these investigations.

On November 1, 2006, the Company entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provides for a national restitution fund of $15.5 million and a fine of $1.9 million, the costs of which were recorded in the third quarter of 2006. Under the settlement agreement, we will be implementing a new, simpler compensation program for our group products. Additionally, we are expanding our disclosure of broker compensation programs. We had previously established, in March 2005, disclosure policies that provided customers with a means of obtaining information about the compensation paid to their brokers. We at that time discontinued all programs that provided loans, equity investments, contests, and trips.

In addition to this settlement, we have been previously informed by the Oklahoma Department of Insurance that its investigation was closed without finding. With respect to the other states listed, other than Florida and other than those with whom settlements have been reached, we have not received any further inquiries in the past 12 months and consider those investigations to be dormant.

We have also had discussions with the DOL regarding compliance with ERISA, relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources, Inc. We are cooperating fully with the DOL’s investigation.

Broker-Related Litigation

The Company and certain of its subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. Oral argument on the motion to dismiss was held on July 26, 2006. On October 3, 2006 the Court ordered plaintiffs to replead their Sherman Act and RICO claims with particularity by October 25, 2006 and scheduled a status conference for November 6, 2006 for defendants to advise the Court whether they plan to submit additional briefing on the motion to dismiss and/or to move for summary judgment. The Court denied defendants motion to dismiss the ERISA claims, while setting an expedited schedule for completion of discovery and noting that these claims were more appropriately addressed on summary judgment. Finally, the Court held in abeyance the motion to dismiss the state law claims pending final resolution of the motions to dismiss the federal claims.

Plaintiffs filed a motion for class certification on February 13, 2006, and defendants filed an opposition. The motion for class certification is fully briefed and pending. The class certification hearing is currently scheduled for January 9, 2007.

The Company was a defendant in a case brought by the California Insurance Commissioner, styled California v. Universal Life Resources, et al., filed in California Superior Court. The Complaint sought only to impose injunctive relief under the California Insurance Code based on allegations of undisclosed or inadequately disclosed compensation paid to brokers, steering, bid rigging, and customer allocation similar to the claims asserted in MDL No. 1663. The defendants filed a demurrer to the Second Amended Complaint on July 21, 2005. The demurrer was overruled on December 23, 2005, and we filed an answer denying all material allegations on January 18, 2006. On November 1, 2006, the Company resolved its litigation with the California Insurance Commissioner by agreeing to implement a series of new disclosure practices related to producer compensation that are similar to those agreed to with the NYAG, as disclosed above. As part of that agreement, the Company has agreed to pay the reasonable attorneys’ fees incurred by the California DOI in this litigation, the cost of which was recorded in the third quarter of 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 9 - Commitments and Contingent Liabilities - Continued

We deny the allegations in these matters and intend to vigorously contest them, except as previously noted with respect to the action brought by the California Insurance Commissioner.

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by the Company and its GENEX Services, Inc. (GENEX) subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that the Company defrauds the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when the Company allegedly knows that the claimants are not disabled under SSA criteria. On September 13, 2005, the magistrate judge filed a recommended decision granting the Company’s motion to dismiss. The plaintiffs appealed that finding to the district court judge. On October 6, 2005, the district court judge adopted, in full, the recommended decision of the magistrate judge thereby granting dismissal of the case. The plaintiffs subsequently amended their pleading, and the Company filed a motion to dismiss the pleading as amended for the same reasons that the court dismissed the original pleading. On February 9, 2006, the Court denied the motion to dismiss. We intend to vigorously defend the action.

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

Note 10 - Reinsurance

During the third quarter of 2005, we recaptured a closed block of individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business includes approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005. The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture therefore did not have a material impact on operating income for the Individual Income Protection – Closed Block segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

UnumProvident Corporation and Subsidiaries

September 30, 2006

Note 11 - Acquisitions and Dispositions

During the third quarter of 2005, our wholly-owned subsidiary, Unum Limited, completed the sale of its Netherlands branch. The gain on the sale was approximately $5.7 million before tax and $4.0 million after tax and is included in operating results for the three and nine month periods ended September 30, 2005.

During the third quarter of 2005, our wholly-owned subsidiary, GENEX Services, Inc. (GENEX), acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million.

Note 12 - Income Tax

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

In the third quarter of 2005, we recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of our U.K. subsidiaries.

Note 13 - Subsequent Event

On November 1, 2006, Tailwind Holdings, LLC (Tailwind Holdings), a newly formed Delaware limited liability company and a wholly-owned subsidiary of UnumProvident, issued $130.0 million of senior, secured notes in a private placement. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum Life Insurance Company of America (Unum America) reinsured by Tailwind Re. None of UnumProvident, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UnumProvident Corporation

We have reviewed the consolidated statement of financial condition of UnumProvident Corporation and subsidiaries as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

November 1, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

UnumProvident Corporation, which we refer to as UnumProvident, and its insurance and non-insurance companies, which collectively with UnumProvident we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of group and individual income protection insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services.

We have three major business segments: U.S. Brokerage, Unum Limited, and Colonial, as well as the Individual Income Protection – Closed Block segment, Other segment, and Corporate segment. These segments are discussed more fully under “Segment Operating Results” included in this Form 10-Q.

We offer a comprehensive portfolio of income protection products and services to meet the diverse needs of the marketplace. We seek to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can be offered as stand alone products or that can be combined with other coverages to provide integrated and individualized product solutions for customers. We offer businesses of all sizes competitive benefit plans to protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, we offer services, including comprehensive claims management services, which are designed to meet the evolving needs of our customers. We strive to be responsive and timely, and we are committed to service excellence.

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates.

The discussion and analysis presented in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2005.

Executive Summary

In commenting on our results for the third quarter of 2006, we will discuss four major topics: operating performance of our three major business segments, our closed block of individual income protection business, our outstanding legal and regulatory issues, and our capital management initiatives. Although we reported a net loss for the third quarter of 2006 because of the revision in our estimate for the cost of the claim reassessment process, we had excellent underlying operating performance in several of our lines of business and improved performance in many of the other lines of business, moved forward on or settled several regulatory and legal matters, and continued to make progress toward our capital management objectives. Concerning the revision of our claim reassessment reserve, we were able to increase the reserve with only minor disruption to our holding company cash position, our regulatory risk-based capital ratios, and our corporate leverage ratios.

Operating Performance of our Major Business Segments

For the third quarter of 2006 we reported solid operating results in all of our U.S. Brokerage segment lines of business, with our supplemental and voluntary lines reporting improved results relative to both the prior year and the previous quarters of 2006. Group life and accidental death and dismemberment lines of business reported consistent results year over year. Although our U.S. Brokerage group long-term income protection line of business is not yet performing at the level of our long-term expectations due to claims management performance, we are pleased with the progress made during 2006 in improving the profitability in this line of business. We believe we have taken the necessary actions to improve claim operational effectiveness over the long term and have experienced improvements in the area of claims management performance during 2006, with greater consistency in claim recovery rates and in the timing of claim decisions. We expect additional improvements to occur during the remainder of 2006 and into 2007. Positive trends continue to emerge for our U.S. Brokerage group long-term income protection line of business, including: favorable pricing trends; stable to declining claim incidence trends; renewal profit improvement; aggressive management of expenses; improvements in operating effectiveness; and the management of persistency of the in-force block of business, which includes retaining business that is more profitable than business which terminates. Separate and distinct from our current operational trends is the third quarter of 2006 revision of our claim reassessment reserve, discussed more fully below, which reflects our commitment to comply fully with our regulatory settlement agreements.

Third quarter of 2006 sales for U.S. Brokerage decreased relative to last year’s third quarter, with the decline driven primarily by a decrease in our average case size for our group markets and overall lower industry sales in group income protection. On a year-to-date basis, sales increased slightly compared to the prior year, with sales in our group core market segment increasing and sales in the group large employer market decreasing. These year-to-date results are reflective of our mix of business focus, as we continue our efforts to increase the portion that our group core market segments contribute to our overall U.S. Brokerage business mix. We reported sales growth in our U.S. Brokerage voluntary workplace benefits line of business for both the third quarter and first nine months of 2006 relative to the prior year periods.

Our Unum Limited segment continues to produce excellent operating results, with an increase in third quarter segment operating income of 31.5 percent compared to the third quarter of 2005. Sales in Unum Limited, which have been challenging throughout 2006, improved in the third quarter relative to the first two quarters of 2006. Sales in this market have been negatively impacted during 2006 by lower activity caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore requiring the extension of insurance coverage, became effective in October 2006. As a result, we anticipate that Unum Limited sales will increase from current levels towards the end of the year and into 2007. We expect to maintain our significant market position in the highly competitive U.K. market.

Our Colonial segment also had excellent operating results in the third quarter of 2006, with an increase in segment operating income of 24.0 percent compared to the prior year third quarter. Colonial reported considerable sales growth in the third quarter and first nine months of 2006 compared to last year. Sales in the large case market, which is comprised of employee groups with 2,000 lives or greater, increased significantly in 2006 relative to the prior year periods, partially due to the sale of two large accounts during the third quarter of 2006. Sales in the core markets, which are comprised of employee groups with less than 2,000 lives, also increased in the third quarter and first nine months relative to the prior year periods. We continue to focus on profitable and sustainable sales growth for this segment.

During 2006, we have continued to diversify and improve our business balance by growing Unum Limited, Colonial, and our U.S. Brokerage supplemental and voluntary product lines and by shifting our U.S. Brokerage group lines of business into a more balanced mix between small and mid-employer core market segments and the large employer market segment. While facing challenging market conditions, we have remained focused on maintaining our disciplined approach to pricing and underwriting. Although we have shifted our mix of group business, we continue to lead the U.S. disability income protection insurance marketplace, according to the 2005 JHA group and individual disability market survey results announced during the second quarter of 2006. As measured by inforce premium, we hold a 22.5 percent share in the U.S. group disability market and a 36 percent share in the U.S. individual disability market. It is the 30th consecutive year that we have led the U.S. group disability income protection industry. In the U.K. market, according to the GEIS 2006 survey which is based on inforce premium, we have maintained our significant market position, with approximately 56.9 percent of the U.K. group disability market. We believe that our continued leadership position is a testament to both the quality of our products and services as well as the strong relationships we have established over the years with both our customers and brokers. We believe, and independent market surveys indicate, that we have been successful in maintaining a solid reputation and strong relationships with our customers and producers. Survey ratings for our products and services remain favorable, and ratings for our image and reputation are also favorable, showing improvement over prior periods.

We constantly look for opportunities to improve the consistency of business plan execution, and to this end we have initiated actions to do so. We have improved technology solutions in our administration areas and implemented a focused plan for consistent service delivery in our customer service areas. We have completed the first phase of a customer-oriented business model which not only provides products and services that meet the needs of the marketplace but is also supported by front-to-back business processes and technology. We have also introduced a new web-based enrollment platform for our workplace benefits products that will help employees fully understand the benefit coverage provided by an employer and the additional insurance options that may be available at the workplace. We have joined with Matria Healthcare to create a new disability and disease management partnership aimed at helping employers combat rising healthcare costs and improve workforce productivity.

As an active component of our day to day activities, we manage the credit risk and interest rate risk in our investment portfolio. During the first nine months of 2006, the relationship between our reserve discount rates and the respective portfolio yield rates remained within our target ranges, despite the third quarter decline in interest rates. We work to match the cash flows of our investment portfolios with the cash flows of our liabilities to eliminate as much as possible our exposure to changes in the overall level of interest rates. While our core investments are investment grade corporate fixed maturity securities, we also invest in other asset categories for diversification and yield. Our investment portfolio is well diversified across industry sectors and geographically diversified with respect to our mortgage loan portfolio. The average quality of our fixed maturity security portfolio was A2 at the end of the third quarter of 2006.

We believe that the actions we have taken during the past several years, as well as the plans we are executing in 2006, will improve the effectiveness of the basic functions of our businesses, reduce our business volatility, and lead to a greater consistency in the execution of our business plan.

Individual Income Protection – Closed Block Segment

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on how we can more effectively manage the capital supporting this business. Our three major operating segments are supported by approximately $6.4 billion of allocated capital and produce a return on equity that is generally consistent with our current plan and on target to attain our long-term goal for return on equity. The closed block of individual income protection is supported by approximately $2.6 billion of allocated capital, and our return on equity for this business generally is in the low single digits. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves on November 1, 2006, we are cautiously optimistic that we can complete a similar transaction for our closed block of individual income protection claim reserves. We believe that a transaction of this nature would allow us to divert some of the capital currently supporting this block of business to support other initiatives and therefore increase our total consolidated return on equity.

Legal and Regulatory Issues

During the third quarter of 2006, we made progress in settling some of our outstanding legal and regulatory issues as described in Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 1. We recently reached an agreement in principle with the plaintiffs (subject to court approval) on the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters outlined in our litigation footnote.

In addition, we also recently announced that we had reached a settlement agreement on broker compensation with the Office of the New York Attorney General (NYAG) that directly resolves all issues raised by the NYAG in its review of our broker compensation practices. The review was part of a larger investigation of broker compensation practices in the insurance industry. We also resolved litigation filed by the California Insurance Commissioner against our Company and other insurers regarding disclosure practices in broker compensation. Under the settlements, we will be implementing a new, simpler compensation program for our group products. Additionally, we are expanding our disclosure of broker compensation programs, enhancing a policy that we believe is already among the most comprehensive in the industry. We had previously taken a number of steps which we believe enhanced transparency by establishing, in March 2005, disclosure policies that provided customers with a means of obtaining information about the compensation paid to their brokers. We at that time discontinued all programs that provided loans, equity investments, contests, and trips. As part of the settlement with the NYAG, we agreed to pay a fine of $1.9 million and to establish a fund of $15.5 million to provide restitution for any customer determined to be harmed by past practices. These charges were recorded in the third quarter of 2006.

We believe that we removed substantial regulatory uncertainty surrounding our claims practices through the settlement agreement with the California Department of Insurance (DOI) in 2005 and the settlement of the multistate market conduct examinations in 2004 and continue to focus a great deal of resources on meeting the requirements of these agreements. We meet periodically with regulators and maintain an ongoing dialogue with them to communicate the progress we are making. Additionally, we routinely engage in discussions related to other issues which could impact any of our companies.

The revision of our claim reassessment reserve in the first and third quarters of 2006, discussed in the following section, reflects our continued commitment to comply fully with our regulatory settlement agreements. This is an unprecedented process, and thus the cost has been difficult to estimate. Because we are basing our revised third quarter estimate on approximately 55 percent of the ultimate number of decisions rather than approximately 20 percent of the ultimate number, as was necessary in the first quarter, we believe that the data upon which it is based is more statistically credible. The reassessment process is completely separate from our ongoing claim operation and will be concluded by the end of 2007. Based on the 55 percent of claims already reviewed and our estimate for the remaining 45 percent of claims to be reassessed, both the number of claim decisions overturned and the associated claim payments on the reopened claims equal approximately two percent of the total group and individual long-term income protection claim decisions and claim payments made during the time period covered by the reassessment process.

We have completed the mailing of virtually all of the required claim reassessment notices. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through mid-October 2006, approximately 27 percent of the recipients of the reassessment notice have requested claim reassessment information forms. Claim reassessment information forms have been sent to approximately 73 percent of those requesting the form, and of those sent out, 26 percent have been returned. We expect that the rate of response for reassessment will increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms.

A more thorough discussion of these issues, as well as an update of our other outstanding legal and regulatory issues, is included in the following section “First Nine Months 2006 Significant Transactions and Events” and in Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 1.

Capital Management Initiatives

Our significant capital management accomplishments during 2005 established a foundation for improved financial flexibility in 2006 and beyond. The risk-based capital ratio for our U.S. insurance subsidiaries, calculated on a weighted average basis using the National Association of Insurance Commissioners Company Action Level formula, was above 300 percent at the end of 2005.

In November 2005, we repatriated $454.8 million in unremitted foreign earnings under the Homeland Investment Act of 2004. In 2005 we repaid $227.0 million of maturing debt, completed a long-term debt offering in conjunction with the November repatriation, and in the first quarter of 2006 purchased and subsequently retired $400.0 million of the senior note element of our remarketed adjustable conversion-rate equity security units issued during 2003. In May 2006, upon settlement of the common stock purchase contract of the adjustable conversion-rate equity security units, we received approximately $575.0 million and issued 43.3 million shares of common stock. We continued to lower our debt through the purchase of $300.0 million of tendered debt and capital securities in the second quarter of 2006. With these actions, we have reduced our financing risk by lowering our consolidated debt and smoothing our debt maturity schedule. Further, during 2006 we have made voluntary contributions of $92.0 million to our U.S. qualified defined benefit plan and $44.2 million to our U.K. defined benefit plan.

We continue to execute our capital management initiatives to further build on our foundation of improved financial flexibility, and on November 1, 2006, we announced the completion of our securitization of approximately $1.5 billion of group long-term income protection claim reserves through the issuance of $130.0 million senior, secured notes of our wholly-owned subsidiary Tailwind Holdings, LLC (Tailwind Holdings). This offering increases our financial flexibility as we continue to implement long-term capital management strategies that are aligned with our capital management initiatives.

The additional costs related to the claim reassessment process contributed to a lower combined statutory capital and surplus for our U.S. insurance subsidiaries, which was approximately $4.036 billion at September 30, 2006, compared to $4.270 billion at December 31, 2005. We have revised our capital plan and believe that our combined risk-based capital ratio for our U.S. insurance subsidiaries will be at or near our target level at year end 2006.

Our capital planning objectives continue to be: maintain our risk-based capital ratio at approximately its current level; maintain our leverage ratio at current levels while exploring the potential benefits of further reductions; maintain holding company liquidity to cover at least six months of debt interest service in addition to an amount equal to the after tax cost of the upper end of our reasonably possible range of costs, in excess of our current accrual, associated with the claim reassessment process; and retain excess liquidity at the holding company while evaluating opportunities for its effective use.

Concerning our debt and financial strength ratings, we maintain an ongoing dialogue with the rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. During the second quarter of 2006, Moody’s Investors Service (Moody’s) raised its outlook on our ratings to “stable,” citing our improvement in several key financial metrics, including lower financial leverage, stronger cash flow interest coverage and earnings interest coverage, and the risk-based capital ratio for our U.S. insurance subsidiaries. During the third quarter of 2006, Standard & Poor’s (S&P) revised its outlook on our holding company ratings from “stable” to “positive” and reaffirmed our BB+ counterparty credit rating. In addition, S&P affirmed the BBB+ counterparty credit and financial strength ratings on our various operating subsidiaries and maintained the outlook at “stable.” Also in the third quarter, Fitch Ratings (Fitch) affirmed its ratings for our companies and maintained the outlook at “stable.”

Subsequent to our third quarter of 2006 revision to our claim reassessment reserve estimate, on November 1, 2006, Fitch affirmed its ratings for our companies and maintained its outlook at “stable.” Also on November 1, 2006, S&P affirmed its counterparty credit and financial strength ratings for our companies and maintained its outlook. On November 2, 2006, Moody’s reaffirmed our credit ratings and financial strength ratings for our companies but changed its outlook from “stable” to “negative,” citing our revision to our estimate of the reassessment cost for the claims requiring remediation. On the positive side, Moody’s noted that our Company had shown improvement in recent years in several of its key financial metrics, including lower financial leverage, stronger cash flow interest coverage and earnings interest coverage ratios, and a stronger combined risk-based capital ratio. On November 7, 2006, A.M. Best reaffirmed our debt and financial strength ratings and maintained the outlook on the ratings at “negative.”

First Nine Months 2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

Each quarter we review our emerging experience to ensure that the reserves we established for our claim reassessment process are appropriate. The reassessment process was implemented as a result of the settlement agreements we entered into with various state insurance regulators in the fourth quarter of 2004 and the settlement agreement we entered into with the California DOI in the third quarter of 2005. During our third quarter of 2006 review, we concluded that some of our assumptions needed to be modified to reflect emerging experience. We are therefore increasing our estimate for the total cost of this reassessment process by $325.4 million on a before tax basis and $211.5 million after tax. The third quarter charge is comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time now estimated to complete the process. The third quarter charge decreased before-tax operating results for our U.S. Brokerage segment group income protection line of business $291.4 million and our Individual Income Protection – Closed Block segment $34.0 million.

The following discussion is relevant to understanding the trends in our experience leading to this revision of our estimate.

We recorded a charge related to this matter in the first quarter of 2006, which was $86.0 million before tax and $55.9 million after tax, which decreased before-tax operating results for our U.S. Brokerage segment group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million. When we recorded this charge, we based our estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total of 25,000 claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005.

In the third quarter of 2006, we began to experience increasingly higher monthly benefit costs related to the claim reassessment process. In analyzing the reason for this increase, our experience for two of the major assumptions used to calculate the reserves had exceeded our expectations. Those two assumptions were: (1) the number of decisions being overturned by the reassessment process, and (2) the average cost per reassessed claim.

The following provides additional information that will highlight the shift in assumptions:

1.	From the inception of the reassessment process in January 2005 through March 2006, approximately 23 percent of the decisions made when the claim was originally submitted were overturned in the reassessment.

2.	From April through September 2006, the overturn rate averaged 50 percent, with the most dramatic shift occurring in the third quarter.

3.	This recent change increased the average overturn rate from 23 percent experienced through March 2006 to 36 percent at September 2006 from inception to date.

4.	This shift appears to be due to a higher than expected level of claimants whose disability deteriorated since the initial claim decision and/or whose disability has now qualified the claimant to receive Social Security benefits.

5.	The average incurred cost during the period April through September 2006 was also slightly higher than the average cost associated with the period from inception through March 2006.

6.	Our assumption concerning the total number of claims projected to be reassessed is still generally consistent with the levels originally assumed.

Based on these changes, we believe it is necessary to increase our provision for the cost of this process, which is now based on the cost of approximately 55 percent of the projected ultimate total of 25,000 claims expected to be reassessed. Our best estimate of $310.4 million for the reopened claims assumes that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed in the future are similar to the average profile of the 55 percent already reviewed.

If, however, the estimated 45 percent of remaining claims have a profile more reflective of the most recent monthly experience, we believe our costs could be higher by approximately $90.0 million. If the remaining claims have a profile more reflective of our earlier experience, we believe our costs could be lower by approximately $90.0 million. The estimate of the lower and upper end of the range of reasonably possible additional costs is much less certain than the best estimate upon which our accruals are currently based and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range.

We will continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and within or in excess of our reasonably possible range.

See Item 7 of our annual report on Form 10-K for the year ended December 31, 2005 and “First Nine Months 2005 Significant Transactions and Events” contained herein in Item 2 for further discussion of the initial settlement agreements.

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

Since October 2004, the Company has received subpoenas or information requests from the Office of the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least eight additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, Oklahoma, South Carolina, and Tennessee. The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We have cooperated fully with these investigations.

As previously discussed, on November 1, 2006, the Company entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provides for a national restitution fund of $15.5 million and a fine of $1.9 million, the costs of which were recorded in the third quarter of 2006. Under the settlement agreement, we will be implementing a new, simpler compensation program for our group products. Additionally, we are expanding our disclosure of broker compensation programs. We had previously established, in March 2005, disclosure policies that provided customers with a means of obtaining information about the compensation paid to their brokers. We at that time discontinued all programs that provided loans, equity investments, contests, and trips.

In addition to this settlement, we have been previously informed by the Oklahoma Department of Insurance that its investigation was closed without finding. With respect to the other states listed, other than Florida and other than those with whom settlements have been reached, we have not received any further inquiries in the past 12 months and consider those investigations to be dormant.

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

We previously announced that we support the full disclosure of compensation paid to producers, including both brokers and agents. We have implemented policies to facilitate customers obtaining information regarding producer compensation from their producers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our Company website about our producer compensation programs. Under these policies, any customer who wants specific producer compensation related information can obtain this information by contacting our Producer Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by us to the producer when the customer is also paying a fee to the producer and strengthening certain policies and procedures associated with new business and quoting activities.

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

In February 2006, we received from the Financial Services Authority (FSA) in the U.K. the results of the FSA’s recent risk assessment review of Unum Limited. In the normal course of regulatory review, the FSA focuses on the identification and assessment of risks within U.K. regulated businesses. We have responded to all inquiries raised in the report and are awaiting response from the FSA as to the outcome.

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

On November 1, 2006, Tailwind Holdings, a newly formed Delaware limited liability company and a wholly-owned subsidiary of UnumProvident, issued $130.0 million of senior, secured notes in a private placement. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum Life Insurance Company of America (Unum America) reinsured by Tailwind Re. None of UnumProvident, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes.

See “Liquidity and Capital Resources” contained herein in Item 2 and Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 1 for additional information.

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

Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140), was issued in February 2006. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We will adopt the provisions of SFAS 155 effective January 1, 2007. The adoption of SFAS 155 will not have a material effect on our financial position or results of operations.

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

Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, was issued in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. The adoption of SFAS 157 will not have a material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial condition and to recognize changes in that funded status through comprehensive income. Also, under SFAS 158, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. We will adopt the provisions of SFAS 158 effective December 31, 2006. We have not yet determined the effect of the adoption of SFAS 158 on our financial position. The adoption of SFAS 158 will have no effect on our results of operations.

First Nine Months of 2005 Significant Transactions and Events

California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements

On October 3, 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California DOI in connection with a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the fourth quarter of 2004 multistate settlement agreements our insurance subsidiaries entered into with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination.

As part of the settlement with the California DOI, we paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to its California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. In entering the settlement, we did not agree with the allegations and characterization of our past claims handling practices made by the California DOI. During the past two years, we have undertaken broad changes designed to improve the quality of claims decisions and its service levels to policyholders, including changes made as a result of the multistate settlement agreements. Because of this, we do not believe that the California DOI’s allegations or its market conduct examination report provide an accurate portrayal of our claim practices today.

Under the terms of the settlement, we will change certain provisions specific to California disability policies. Additionally as part of the settlement, we received approval from the California DOI for the use of new individual and group disability policy forms, which became available for sale on November 1, 2005.

The California settlement also incorporates the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could choose to participate in that claim reassessment process even though California did not join the multistate settlement agreements. Under the California agreement, reassessment notices are being mailed to approximately 26,000 individuals whose claims were denied or terminated between January 1, 1997, and September 30, 2005. Many of these individuals had already received reassessment notices under the multistate settlement agreements. Additionally, as part of the California agreement, an individual whose claim denial or termination is upheld by our reassessment unit may request an independent review by a member of a panel established for that purpose. Following such review, the final decision on the claim is that of our reassessment unit; however, if there is information that the reviewer believes is appropriate relating to the handling of the claim, the reviewer may add a report to the claim file.

We amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997, and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice. Those claimants who are eligible to participate but do not receive notice pursuant to the amendment remained eligible to request participation until June 30, 2006.

Separately, we are offering to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers from January 1, 1997, through January 18, 2005 (and through September 30, 2005 for California residents). These approximately 24,000 claims were not included in the 2004 multistate settlement agreements, but the offer being made generally follows the reassessment procedures contained in those agreements.

Based on the settlement agreement and related matters, in the third quarter of 2005 we recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that were anticipated as a result of the claim process changes being implemented; and the $8.0 million civil penalty. The charge decreased before-tax operating results for the U.S. Brokerage segment group income protection line of business and supplemental and voluntary lines of business $37.4 million and $3.3 million, respectively, and the Individual Income Protection – Closed Block segment $34.3 million. The ongoing costs of changes in the claims handling process and governance improvements have subsequently been included in our operating expenses as incurred.

Acquisitions and Dispositions

During the third quarter of 2005, the Company’s wholly-owned subsidiary, GENEX Services, Inc. (GENEX) acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million. This acquisition broadened GENEX’s product offerings through the addition of medical diagnostic services.

During the third quarter of 2005, Unum Limited, completed the sale of its Netherlands branch. The gain on the sale was approximately $4.0 million after tax and is included in the operating results for the three and nine month periods ended September 30, 2005.

Income Tax

In the third quarter of 2005, we recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of the Company’s U.K. subsidiaries.

Subsequent to the end of the first quarter of 2005, the Internal Revenue Service completed its current examination and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense.

Closed Block Reinsurance Recapture from Centre Life Reinsurance Ltd.

During the third quarter of 2005, we recaptured a closed block of individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recaptured business includes approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

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

On a statutory basis of reporting, the recapture increased statutory surplus $57.5 million in Unum America. The recapture did not have a material impact on our targeted risk-based capital objectives for our U.S. insurance subsidiaries.

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

The accounting policies deemed to be most critical to the results of operations and financial condition are those related to reserves for policy and contract benefits, deferred policy acquisition costs, investments, reinsurance, and income taxes. There have been no changes in our critical accounting policies during the first nine months of 2006. For additional information, including a summary of our significant accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Revenue
Premium Income	$1,969.0	0.9%	$1,952.2	$5,926.2	1.7%	$5,827.2
Net Investment Income	578.8	5.8	547.2	1,719.2	5.9	1,623.4
Net Realized Investment Gain (Loss)	4.8	106.7	(71.4)	1.5	116.5	(9.1)
Other Income	110.4	(4.7)	115.9	330.0	(0.3)	331.0

Total	2,663.0	4.7	2,543.9	7,976.9	2.6	7,772.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,088.9	15.3	1,812.1	5,764.3	9.2	5,280.6
Commissions	198.9	3.9	191.5	613.5	0.7	609.4
Interest and Debt Expense	44.2	(11.2)	49.8	146.0	(6.1)	155.5
Cost Related to Early Retirement of Debt	—	—	—	23.1	N.M.	—
Deferral of Policy Acquisition Costs	(127.5)	6.7	(119.5)	(392.8)	(2.3)	(402.1)
Amortization of Deferred Policy Acquisition Costs	115.9	3.0	112.5	353.7	1.2	349.4
Amortization of Value of Business Acquired	2.1	(46.2)	3.9	6.0	(49.6)	11.9
Compensation Expense	193.9	3.3	187.7	577.1	2.1	565.3
Other Operating Expenses	241.2	1.5	237.6	676.7	(1.5)	686.8

Total	2,757.6	11.4	2,475.6	7,767.6	7.0	7,256.8

Income (Loss) Before Income Tax	(94.6)	(238.5)	68.3	209.3	(59.4)	515.7

Income Tax (Benefit)	(30.9)	N.M.	15.7	74.4	(46.7)	139.6

Net Income (Loss)	$(63.7)	(221.1)	$52.6	$134.9	(64.1)	$376.1

N.M. = not a meaningful percentage

Consolidated premium income increased slightly in the third quarter and first nine months of 2006 relative to the prior year periods, with increases reported for the Unum Limited segment, Colonial segment, and the U.S. Brokerage segment supplemental and voluntary lines of business. Premium income decreased in our U.S. Brokerage group income protection and group life and accidental death and dismemberment lines of business. This decrease was consistent with our expectations due to our pricing strategy for our group business. Premium income in the Individual Income Protection – Closed Block segment increased in the third quarter and first nine months of 2006 relative to the prior year periods due to the recapture of a ceded block of business in the third quarter of 2005.

Net investment income was higher than the third quarter and first nine months of 2005 due primarily to the growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. The first nine months of 2006 also includes net investment income on the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. We expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield. Investment income is expected to increase, however, due to the continued growth in invested assets.

Net realized investment gains and losses from sales and write-downs were $1.8 million and $6.0 million in the third quarter and first nine months of 2006, respectively, compared to a net realized gain of $1.9 million and a loss of $0.4 million in the same periods of 2005. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in a net realized gain of $3.0 million and a loss of $4.5 million in the third quarter and first nine months of 2006, respectively, compared to net realized losses of $73.3 million and $8.7 million for the prior year periods. We actively manage our credit risk and expect our gains and losses for the remainder of 2006 to be relatively consistent with the level of 2005. See “Investments” contained in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 106.1 percent and 97.3 percent for the third quarter and first nine months of 2006, respectively, compared to 92.8 percent and 90.6 percent for the same periods of 2005. As previously noted, benefits and change in reserves for future benefits for the third quarter and first nine months of 2006 include $310.4 million and $396.4 million, respectively, related to our 2006 revised claim reassessment reserve estimates pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Benefits and change in reserves for future benefits for the third quarter and first nine months of 2005 include a charge of $52.7 million related primarily to the third quarter of 2005 settlement agreement with the California DOI. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 90.3 percent and 90.6 percent for the third quarter and first nine months of 2006, respectively, and 90.1 percent and 89.7 percent for the same periods of 2005. See “Segment Operating Results” as follows for discussions of line of business risk results and claims management performance.

Cost related to early retirement of debt in 2006 includes $17.8 million related to the cost of our second quarter cash tender offer and the write-off of deferred debt costs of $5.3 million related to our first quarter extinguishment of debt repurchased in the remarketing of the senior note element of our adjustable conversion-rate equity security units.

The ratio of compensation and other operating expenses to premium income increased slightly in comparison to the third quarter and first nine months of 2005. Other operating expenses for the third quarter and first nine months of 2006 include $15.0 million for the revised cost of the claim reassessment process and $18.5 million for the broker compensation settlements. Other operating expenses for the third quarter and first nine months of 2005 include $22.3 million related to the California DOI settlement. Excluding these amounts, the expense ratio improved slightly in the third quarter of 2006 relative to the prior year. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

On a before-tax basis, we reported a loss of $94.6 million in the third quarter of 2006 and income of $209.3 million for the first nine months of 2006 compared to income of $68.3 million and $515.7 million in the comparable prior year periods. Included in the third quarter and first nine months of 2006 results are before-tax charges of $325.4 million and $411.4 million, respectively, related to our revised claim reassessment reserve and expense estimates pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Included in the third quarter and first nine months of 2005 income before income tax is a before-tax charge of $75.0 million related to the settlement of the market conduct examination with the California DOI and related matters.

As previously discussed, income tax for the third quarter and first nine months of 2005 includes a tax benefit of $10.8 million and $42.8 million related to the reduction of income tax liabilities in the first and third quarters of 2005.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
U.S. Brokerage Segment

Fully Insured Products
Group Long-term Income Protection	$25.4	(8.0)%	$27.6	$119.4	6.3%	$112.3
Group Short-term Income Protection	9.8	(14.8)	11.5	40.6	(3.8)	42.2
Group Life	17.7	(24.4)	23.4	94.4	0.9	93.6
Accidental Death & Dismemberment	1.8	5.9	1.7	7.7	(8.3)	8.4
Individual Income Protection - Recently Issued	14.1	5.2	13.4	39.0	0.8	38.7
Group Long-term Care	5.5	27.9	4.3	13.8	(6.1)	14.7
Individual Long-term Care	2.9	(17.1)	3.5	8.4	(15.2)	9.9
Voluntary Workplace Benefits	28.2	2.5	27.5	108.7	5.8	102.7

Total Fully Insured Products	105.4	(6.6)	112.9	432.0	2.2	422.5

Administrative Services Only (ASO) Products
Group Long-term Income Protection	—	(100.0)	0.9	0.5	(66.7)	1.5
Group Short-term Income Protection	0.4	(50.0)	0.8	3.6	63.6	2.2

Total ASO Products	0.4	(76.5)	1.7	4.1	10.8	3.7

U.S. Brokerage Segment	105.8	(7.7)	114.6	436.1	2.3	426.2

Unum Limited Segment
Group Long-term Income Protection	18.0	5.3	17.1	39.3	(46.7)	73.7
Group Life	6.0	(6.3)	6.4	13.7	(49.6)	27.2
Individual Income Protection	1.4	16.7	1.2	4.1	(36.9)	6.5

Unum Limited Segment	25.4	2.8	24.7	57.1	(46.8)	107.4

Colonial Segment
Income Protection	46.1	18.8	38.8	134.4	15.1	116.8
Life	15.3	17.7	13.0	44.5	8.3	41.1
Cancer and Critical Illness	11.5	13.9	10.1	34.3	9.9	31.2

Colonial Segment	72.9	17.8	61.9	213.2	12.7	189.1

Individual Income Protection - Closed Block Segment	1.1	(31.3)	1.6	3.5	(27.1)	4.8

Total Sales	$205.2	1.2	$202.8	$709.9	(2.4)	$727.5

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next twelve months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue under GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our financial statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in force policies written in prior years as well as current new sales.

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

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating Revenue by Segment	$2,658.2	$2,615.3	$7,975.4	$7,781.6
Net Realized Investment Gain (Loss)	4.8	(71.4)	1.5	(9.1)

Revenue	$2,663.0	$2,543.9	$7,976.9	$7,772.5

Operating Income (Loss) by Segment	$(99.4)	$139.7	$207.8	$524.8
Net Realized Investment Gain (Loss)	4.8	(71.4)	1.5	(9.1)
Income Tax (Benefit)	(30.9)	15.7	74.4	139.6

Net Income (Loss)	$(63.7)	$52.6	$134.9	$376.1

Included in the third quarter and first nine months of 2006 before-tax operating income (loss) by segment of $(99.4) million and $207.8 million are before-tax charges of $325.4 million and $411.4 million, respectively, related to our revised claim reassessment reserve and expense estimates pertaining to the multistate market conduct examination settlement agreements and the settlement agreement with the California DOI. Included in the third quarter and first nine months of 2005 before-tax operating income by segment of $139.7 million and $524.8 million, respectively, is a before-tax charge of $75.0 million related to the settlement of the market conduct examination with the California DOI and related matters.

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

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$1,278.6	(1.2)%	$1,293.5	$3,894.0	(0.7)%	$3,920.0
Net Investment Income	261.9	5.4	248.4	778.5	4.8	742.8
Other Income	27.3	(1.8)	27.8	80.8	1.0	80.0

Total	1,567.8	(0.1)	1,569.7	4,753.3	0.2	4,742.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,359.4	22.0	1,114.3	3,644.6	10.0	3,313.6
Commissions	121.4	5.4	115.2	380.0	(1.5)	385.8
Deferral of Policy Acquisition Costs	(71.8)	3.0	(69.7)	(228.2)	(6.6)	(244.2)
Amortization of Deferred Policy Acquisition Costs	73.4	(3.0)	75.7	230.3	(1.2)	233.2
Amortization of Value of Business Acquired	0.1	—	0.1	0.2	—	0.2
Operating Expenses	258.5	(1.4)	262.2	766.6	(0.5)	770.4

Total	1,741.0	16.2	1,497.8	4,793.5	7.5	4,459.0

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(173.2)	N.M.	$71.9	$(40.2)	(114.2)	$283.8

N.M. = not a meaningful percentage

Segment Sales

For the first nine months of 2006, sales in our U.S. Brokerage segment reflect achievement of our strategy of disciplined pricing and a balanced business mix through diversification, with growth of approximately 7.4 percent in sales of fully insured group long-term and short-term income protection and group life products in the small and mid-employer core markets.

For the third quarter, group long-term income protection sales, on a fully insured basis, decreased in 2006 compared to the prior year, with a decrease in sales in the small and mid-employer core market partially offset by an increase in the large case market. For the first nine months, fully insured group long-term income protection sales increased in 2006 compared to the prior year, with sales increases in the small and mid-employer core market segment as well as the large case market. Group short-term income protection sales, on a fully insured basis, decreased in the third quarter and first nine months of 2006 compared to the prior year periods due to decreases in the large case market segment. Sales in the fully insured group short-term income protection core market segment increased in both periods relative to the prior year.

Total group life sales decreased in comparison to the prior year third quarter, but were flat relative to the first nine months. Group life sales generally move in tandem with sales of the group long-term income protection line of business as the group life products are primarily sold in conjunction with the group income protection products. On a by market segment basis, core market segment sales for group life decreased in the third quarter but increased on a year-to-date basis in 2006 relative to the prior year, while sales in the large case market segment decreased in 2006 compared to both third quarter and year-to-date 2005. Accidental death and dismemberment sales increased slightly in the third quarter and decreased in the first nine months of 2006 as compared to the same prior year periods.

The overall decline in third quarter sales in our group markets relative to last year is due primarily to a decrease in our average case size.

Voluntary workplace benefits sales increased in the third quarter and first nine months of 2006 in comparison to the same prior year periods as we continue to focus on the voluntary product lines for future growth.

Segment Persistency and Renewal of Existing Business

We monitor persistency of our existing business and reflect adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency during the first nine months of 2006 was generally higher than persistency in the first nine months of 2005 and was consistent with our expectations. Persistency for the primary lines of business within the U.S. Brokerage segment is expected to remain stable for the remainder of 2006.

A continuing part of our strategy for U.S. Brokerage group business involves executing our renewal programs and managing persistency in our existing blocks of business. Our renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain producer relationships.

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

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies and have through mid-October received approvals in 32 states. The rate adjustment will bring the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 20 to 30 percent range and may affect up to 130,000 policyholders, or less than 16 percent of our total long-term care block of business. Increases are subject to state review and approval and will be effective on the policy anniversary following the state approval and only after the proper state-specific notification requirements have been satisfied. In states for which a rate increase is submitted and approved, customers will also be given options for coverage changes or other approaches that might fit their current financial and insurance needs.

U.S. Brokerage Group Income Protection Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group income protection.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$484.4	(0.3)%	$486.0	$1,459.5	(0.6)%	$1,468.4
Group Short-term Income Protection	131.3	(6.2)	140.0	398.9	(7.2)	429.8

Total Premium Income	615.7	(1.6)	626.0	1,858.4	(2.1)	1,898.2
Net Investment Income	149.6	(1.5)	151.9	453.5	—	453.4
Other Income	20.7	2.5	20.2	61.7	4.6	59.0

Total	786.0	(1.5)	798.1	2,373.6	(1.5)	2,410.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	858.4	41.7	606.0	2,114.9	17.1	1,806.6
Commissions	42.1	7.9	39.0	132.8	(1.6)	135.0
Deferral of Policy Acquisition Costs	(15.4)	17.6	(13.1)	(48.4)	(6.6)	(51.8)
Amortization of Deferred Policy Acquisition Costs	21.8	(3.5)	22.6	65.6	(4.5)	68.7
Operating Expenses	154.1	2.9	149.8	444.9	2.3	434.7

Total	1,061.0	31.9	804.3	2,709.8	13.2	2,393.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(275.0)	N.M.	$(6.2)	$(336.2)	N.M.	$17.4

Benefit Ratio (% of Premium Income) (1)	139.4%		96.8%	113.8%		95.2%
Operating Expense Ratio (% of Premium Income) (2)	25.0%		23.9%	23.9%		22.9%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	(44.7)%		(1.0)%	(18.1)%		0.9%

Persistency - Group Long-term Income Protection				87.5%		84.4%
Persistency - Group Short-term Income Protection				85.3%		79.3%

N.M. = not a meaningful percentage

(1)	Included in this ratio are the third quarter of 2006 before-tax claim reassessment charge of $276.4 million and the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding these charges, the benefit ratio for the three and nine month periods ended September 30, 2006 would have been 94.5% and 95.0%, respectively.

Included in this ratio is the third quarter 2005 before-tax charge of $27.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the benefit ratio for the three and nine month periods ended September 30, 2005 would have been 92.4% and 93.7%, respectively.

(2)	Included in this ratio is the third quarter of 2006 before-tax charge of $15.0 million related to the claim reassessment charge representing additional incremental direct operating expenses. Excluding this charge, the operating expense ratio for the three and nine month periods ended September 30, 2006 would have been 22.6% and 23.1%, respectively.

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

(3)	Included in this ratio are the third quarter of 2006 before-tax claim reassessment charge of $291.4 million and the first quarter 2006 before-tax claim reassessment charge of $72.8 million. Excluding these charges, the before-tax operating income ratio for the three and nine month periods ended September 30, 2006 would have been 2.7% and 1.5%, respectively.

Included in this ratio is the third quarter 2005 before-tax charge of $37.4 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the before-tax operating income ratio for the three and nine month periods ended September 30, 2005 would have been 5.0% and 2.9%, respectively.

Premium income for group income protection decreased in the third quarter and first nine months of 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. Net investment income was consistent with the prior year periods. The increase in investment income from the growth in the level of assets supporting these lines of business was mostly offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $14.8 million and $46.0 million for the third quarter and first nine months of 2006, respectively, and $14.8 million and $43.7 million for the prior year comparable periods.

The reported benefit ratios include the 2006 revised claim reassessment reserve estimates and the 2005 third quarter reserve charge related to the settlement agreement with the California DOI. Excluding these charges, the third quarter of 2006 benefit ratio of 94.5 percent was higher than the prior year ratio of 92.4 percent due primarily to higher paid claims in both group long-term and short-term income protection, partially offset by a higher rate of claim recoveries and a decrease in the claim incidence rate for group long-term income protection relative to the prior year third quarter.

While we made progress during 2005 and in the first nine months of 2006 in improving claim operational effectiveness, claims management results have not yet improved to the level we expect to achieve over the long term. We have made a number of major organizational and process changes which should improve our claim operational effectiveness over the long term. Operational effectiveness has improved throughout 2006, and we believe performance will continue to improve as a result of our organizational and process changes. While improving performance in claim operational effectiveness is expected to occur during the remainder of 2006 and into 2007, the operational improvement we have projected may occur at a slower rate, and we may incur additional costs in our claim operations.

Operating expenses for the third quarter and first nine months of 2006 and 2005 include charges of $15.0 million and $10.1 million related to our revised claim reassessment expense estimate in the third quarter of 2006 and the third quarter of 2005 settlement agreement with the California DOI, respectively. Excluding these charges, the operating expense ratio increased in the third quarter and first nine months of 2006 compared to the prior year periods due to the implementation of additional resources and process changes and also to the decrease in premium income. We continue to aggressively manage expenses against the expected decline in premium income.

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

U.S. Brokerage Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Life	$294.5	(7.5)%	$318.3	$937.1	(4.4)%	$980.5
Accidental Death & Dismemberment	36.1	(4.0)	37.6	113.8	(2.4)	116.6

Total Premium Income	330.6	(7.1)	355.9	1,050.9	(4.2)	1,097.1
Net Investment Income	35.4	(2.2)	36.2	105.7	(7.4)	114.2
Other Income	0.1	(92.9)	1.4	—	(100.0)	1.7

Total	366.1	(7.0)	393.5	1,156.6	(4.6)	1,213.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	251.6	(7.7)	272.6	802.4	(3.6)	832.1
Commissions	21.0	1.4	20.7	67.1	(12.7)	76.9
Deferral of Policy Acquisition Costs	(9.0)	26.8	(7.1)	(28.7)	(21.6)	(36.6)
Amortization of Deferred Policy Acquisition Costs	16.1	(13.0)	18.5	48.8	(11.1)	54.9
Operating Expenses	43.4	(7.5)	46.9	135.3	(3.6)	140.4

Total	323.1	(8.1)	351.6	1,024.9	(4.0)	1,067.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$43.0	2.6	$41.9	$131.7	(9.4)	$145.3

Benefit Ratio (% of Premium Income)	76.1%		76.6%	76.4%		75.8%
Operating Expense Ratio (% of Premium Income)	13.1%		13.2%	12.9%		12.8%
Before-tax Operating Income Ratio (% of Premium Income)	13.0%		11.8%	12.5%		13.2%

Persistency - Group Life				80.3%		77.3%
Persistency - Accidental Death & Dismemberment				82.5%		76.3%

As expected and consistent with group income protection, premium income in group life decreased in the third quarter and first nine months of 2006 relative to the prior year due to our more disciplined approach to pricing, renewals, and risk selection. The decrease in net investment income relative to the prior year third quarter and first nine months resulted primarily from a decline in the level of assets supporting these lines of business.

The group life line of business reported a slightly decreased benefit ratio in comparison to the prior year third quarter due to a decrease in the level of claim incidence mostly offset by an increased average claim size. The group life line reported an increased benefit ratio in the first nine months of 2006 due primarily to an increased average claim size year-to-date and a higher level of claim incidence in the first quarter of 2006. This impact was offset partially by lower levels of claim incidence in the second and third quarters of 2006. The accidental death and dismemberment line of business reported a decreased benefit ratio for the third quarter and first nine months of 2006 compared to the prior year due primarily to a decrease in the paid claim incidence rate for certain of the product lines.

Commissions increased slightly in the third quarter and decreased in the first nine months of 2006 in comparison to the same prior year periods. The decrease in commissions in the first nine months of 2006 compared to the prior year was due primarily to a buy-out of a block of business from a commissioned sales agency in the second quarter of 2005. Operating expenses decreased in the third quarter and first nine months of 2006 relative to the prior year, enabling the operating expense ratio to remain stable against the decline in premium income.

U.S. Brokerage Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for U.S. Brokerage supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$111.2	4.1%	$106.8	$332.6	3.5%	$321.5
Long-term Care	124.1	4.2	119.1	365.9	4.2	351.0
Voluntary Workplace Benefits	97.0	13.2	85.7	286.2	13.5	252.2

Total Premium Income	332.3	6.6	311.6	984.7	6.5	924.7
Net Investment Income	76.9	27.5	60.3	219.3	25.2	175.2
Other Income	6.5	4.8	6.2	19.1	(1.0)	19.3

Total	415.7	9.9	378.1	1,223.1	9.3	1,119.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	249.4	5.8	235.7	727.3	7.8	674.9
Commissions	58.3	5.0	55.5	180.1	3.6	173.9
Deferral of Policy Acquisition Costs	(47.4)	(4.2)	(49.5)	(151.1)	(3.0)	(155.8)
Amortization of Deferred Policy Acquisition Costs	35.5	2.6	34.6	115.9	5.7	109.6
Amortization of Value of Business Acquired	0.1	—	0.1	0.2	—	0.2
Operating Expenses	61.0	(6.9)	65.5	186.4	(4.6)	195.3

Total	356.9	4.4	341.9	1,058.8	6.1	998.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$58.8	62.4	$36.2	$164.3	35.7	$121.1

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued (1)	57.6%		60.2%	56.9%		57.3%
Long-term Care	101.4%		95.3%	98.4%		92.3%
Voluntary Workplace Benefits	61.4%		67.6%	62.2%		66.1%
Interest Adjusted Loss Ratio
Individual Income Protection - Recently Issued	43.1%		47.0%	42.8%		44.5%
Operating Expense Ratio (% of Premium Income) (2)	18.4%		21.0%	18.9%		21.1%
Before-tax Operating Income Ratio (% of Premium Income) (3)	17.7%		11.6%	16.7%		13.1%

Persistency - Individual Income Protection - Recently Issued				90.4%		89.4%
Persistency - Long-term Care				95.4%		95.6%
Persistency - Voluntary Workplace Benefits				81.1%		80.7%

(1)	Included in this ratio is the third quarter 2005 before-tax charge of $2.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the benefit ratio for the three and nine month periods ended September 30, 2005 would have been 58.1% and 56.6%, respectively.

(2)	Included in this ratio is the third quarter 2005 before-tax charge of $1.0 million related to the settlement agreement with the California Department of Insurance and related matters. The charge represents $0.5 million of incremental direct operating expenses and a $0.5 million fine. Excluding this charge, the operating expense ratio for the three and nine month periods ended September 30, 2005 would have been 20.7% and 21.0%, respectively.

(3)	Included in this ratio is the third quarter 2005 before-tax charge of $3.3 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the before-tax operating income ratio for the three and nine month periods ended September 30, 2005 would have been 12.7% and 13.5%, respectively.

The increase in premium income for the third quarter and first nine months of 2006 relative to the prior year is due to sales growth and stable persistency. Net investment income increased relative to the prior year third quarter and first nine months primarily from growth in the level of assets supporting these lines of business and due to higher investment yields resulting from a greater portion of the investment portfolio being invested in longer-term investments than in the previous year.

The interest adjusted loss ratio for the individual income protection – recently issued business decreased in the third quarter and first nine months of 2006 relative to the comparable prior year periods, excluding the third quarter of 2005 reserve charge, due primarily to an increase in the claim recovery rate, offset partially by an increase in the claim reopen rate. The benefit ratio for long-term care was higher in the third quarter and first nine months of 2006 than in the comparable prior year periods due primarily to the aging of the block of business. The benefit ratio for voluntary workplace benefits decreased in comparison to the third quarter and first nine months of 2005 due to favorable mortality and paid incidence.

The decrease in operating expenses in the third quarter and first nine months of 2006 in comparison to the same prior year periods is driven primarily by the individual income protection – recently issued line of business and is due mainly to relatively flat sales for the first nine months of 2006 and the restructuring of the distribution model for this line of business that was implemented in mid-2005. These expense declines are partially offset by an increase in operating expenses related to the voluntary workplace benefits lines of business driven primarily by growth in those lines of business.

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

We expect our overall benefit ratio for group income protection to stabilize at the current level for the remainder of 2006 and to gradually improve to the 90 to 92 percent range by the end of 2007. The operating results for our other U.S. Brokerage lines of business are representative of our 2007 outlook.

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

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Income Protection	$169.5	11.2%	$152.4	$467.2	7.8%	$433.4
Group Life	41.9	(4.6)	43.9	120.6	(2.0)	123.0
Individual Income Protection	8.3	7.8	7.7	24.0	(21.8)	30.7

Total Premium Income	219.7	7.7	204.0	611.8	4.2	587.1
Net Investment Income	45.8	16.8	39.2	123.7	6.2	116.5
Other Income	—	(100.0)	5.7	—	(100.0)	6.1

Total	265.5	6.7	248.9	735.5	3.6	709.7

Benefits and Change in Reserves for Future Benefits	147.6	1.0	146.1	414.5	(0.3)	415.9
Commissions	13.8	(4.8)	14.5	36.9	(10.0)	41.0
Deferral of Policy Acquisition Costs	(8.4)	5.0	(8.0)	(25.6)	(4.5)	(26.8)
Amortization of Deferred Policy Acquisition Costs	6.0	15.4	5.2	17.0	6.3	16.0
Amortization of Value of Business Acquired	1.7	(51.4)	3.5	5.0	(53.7)	10.8
Operating Expenses	39.3	4.0	37.8	111.7	(2.4)	114.4

Total	200.0	0.5	199.1	559.5	(2.1)	571.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$65.5	31.5	$49.8	$176.0	27.2	$138.4

Benefit Ratio (% of Premium Income)	67.2%		71.6%	67.8%		70.8%
Operating Expense Ratio (% of Premium Income)	17.9%		18.5%	18.3%		19.5%
Before-tax Operating Income Ratio (% of Premium Income)	29.8%		24.4%	28.8%		23.6%

Persistency - Group Long-term Income Protection				90.4%		94.7%
Persistency - Group Life				69.0%		90.0%
Persistency - Individual Income Protection				88.1%		94.3%

Segment Sales

Sales of the group long-term income protection product increased slightly in the third quarter of 2006 relative to the prior year due to additional new sales to existing group policyholders and the favorable foreign currency exchange rate. Sales of the group life product decreased slightly in the third quarter of 2006. Sales of the group long-term income protection and group life products decreased significantly in the first nine months of 2006 in comparison to sales in the first nine months of 2005, driven primarily by low activity in the overall U.K. market due to changes in pension legislation, a decrease in large case sales due to the competitive market in the U.K. for group products, and our decision to maintain pricing discipline. Unum Limited individual income protection sales increased slightly in the third quarter of 2006 and decreased in the first nine months of 2006 in comparison to the same prior year periods.

Operating Results

Premium income increased in the third quarter and first nine months of 2006 relative to the comparable prior year periods due to prior period sales in the group long-term income protection and group life lines of business and the impact of the favorable foreign currency exchange rate in the third quarter of 2006, partially offset by a decline in persistency levels, particularly in the group life line of business. Net investment income increased in the third quarter and first nine months of 2006 relative to the comparable prior year periods due to continued growth in the business and the assets supporting it, the positive performance of indexed linked bonds, and the favorable foreign currency exchange rate. Other income for the third quarter and first nine months of 2005 includes a before tax gain of $5.7 million related to the disposal of Unum Limited’s Netherlands branch in the third quarter of 2005.

The lower benefit ratio in the third quarter and first nine months of 2006 in comparison to the prior year periods was attributable to favorable claim experience in both group long-term income protection and group life.

Commissions decreased in the third quarter and first nine months of 2006 due to the decrease in sales relative to the comparable prior year periods. The operating expense ratio also decreased in the third quarter and first nine months of 2006 compared to the prior year third quarter and first nine months. We intend to continue our expense discipline strategy through the remainder of the year to ensure current economies of scale are maintained.

Segment Outlook

During the remainder of 2006 and continuing into 2007, we intend to focus on maintaining our strong leadership position in the U.K and on identifying new sources of business to drive future growth in both the group and individual markets.

Sales in 2006 have been negatively impacted by low activity in the overall U.K. market, where there was distraction in the employee benefits market due to changes in U.K. pension legislation. With our significant market position in the U.K., our sales are directly impacted when there is a slower market growth period. This market distraction, in combination with the generally competitive market in the U.K., has contributed to our lower 2006 sales results. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore requiring the extension of insurance coverage, offer opportunities for increased sales towards the end of the year, and we expect sales growth to gain momentum throughout the remainder of the year and into 2007. Total sales for 2006 will be below the level of 2005 due to the shortfall in the first nine months of 2006. We expect persistency to remain at its current levels, although pricing competition may negatively impact sales and/or persistency.

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

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income
Income Protection	$134.3	5.2%	$127.7	$396.9	4.5%	$379.8
Life	33.2	16.5	28.5	95.7	12.9	84.8
Cancer and Critical Illness	45.3	10.0	41.2	132.3	8.5	121.9

Total Premium Income	212.8	7.8	197.4	624.9	6.5	586.5
Net Investment Income	23.6	0.9	23.4	69.6	(2.9)	71.7
Other Income	0.2	(84.6)	1.3	0.9	(74.3)	3.5

Total	236.6	6.5	222.1	695.4	5.1	661.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	112.0	1.4	110.4	327.9	2.6	319.7
Commissions	45.0	5.1	42.8	137.8	7.9	127.7
Deferral of Policy Acquisition Costs	(47.3)	12.9	(41.9)	(139.0)	6.0	(131.1)
Amortization of Deferred Policy Acquisition Costs	36.5	14.8	31.8	106.4	6.2	100.2
Amortization of Value of Business Acquired	0.3	—	0.3	0.8	(11.1)	0.9
Operating Expenses	38.0	3.5	36.7	113.3	(1.4)	114.9

Total	184.5	2.4	180.1	547.2	2.8	532.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$52.1	24.0	$42.0	$148.2	14.5	$129.4

Benefit Ratio (% of Premium Income)	52.6%		55.9%	52.5%		54.5%
Operating Expense Ratio (% of Premium Income)	17.9%		18.6%	18.1%		19.6%
Before-tax Operating Income Ratio (% of Premium Income)	24.5%		21.3%	23.7%		22.1%

Persistency - Income Protection				75.0%		75.2%
Persistency - Life				85.0%		84.1%
Persistency - Cancer and Critical Illness				82.5%		82.9%

Segment Sales

Sales increased in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. The increase in sales for these periods was driven by the third quarter of 2006 sale of two large accounts in the large case market (employee groups with 2,000 lives or greater), continued sales growth in the core markets (employee groups with less than 2,000 lives), and to lower sales in the third quarter of 2005 because of the impact of the third quarter of 2005 hurricanes in the United States gulf coast region. We expect positive sales growth in the Colonial segment throughout 2006 as the sales momentum emerges after a period of reorganizing Colonial’s sales infrastructure.

Operating Results

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, partially offset by the lapsing of policies during the first quarter of 2006 for policyholders in hurricane-impacted areas. Net investment income remained stable in the third quarter of 2006 compared to the third quarter of 2005 but decreased in the first nine months of 2006 in comparison to the prior year due primarily to the receipt of interest during the first quarter of 2005 on a bond previously in default.

The benefit ratio for this segment decreased in the third quarter and first nine months of 2006 in comparison to the prior year periods due primarily to favorable risk experience in the income protection line of business and the first quarter of 2006 release of reserves related to the lapsed policies in the hurricane-impacted areas. Commission ratios for the third quarter and first nine months of 2006 were stable in comparison to the prior year periods. Operating expense ratios for the third quarter and first nine months of 2006 decreased in comparison to the prior year periods due primarily to our expense management focus and the increase in premium income.

Segment Outlook

During the remainder of 2006 and into 2007, we will continue to emphasize consistent, profitable sales growth by focusing on the recruitment and productivity of agents, improved business tools, and enhanced marketing research and development.

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

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$257.8	0.1%	$257.6	$793.0	8.3%	$732.4
Net Investment Income	207.0	7.3	192.9	623.2	10.8	562.5
Other Income	25.5	(0.8)	25.7	75.7	7.8	70.2

Total	490.3	3.0	476.2	1,491.9	9.3	1,365.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	442.6	6.8	414.6	1,288.0	12.8	1,142.3
Commissions	18.3	(3.7)	19.0	57.7	5.7	54.6
Operating Expenses	34.7	(26.5)	47.2	103.6	(15.1)	122.0

Total	495.6	3.1	480.8	1,449.3	9.9	1,318.9

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(5.3)	(15.2)	$(4.6)	$42.6	(7.8)	$46.2

Interest Adjusted Loss Ratio (1)	106.2%		93.2%	98.5%		89.4%
Persistency				94.3%		94.5%

(1)	Included in this ratio are the third quarter of 2006 before-tax claim reassessment charge of $34.0 million and the first quarter 2006 before-tax claim reassessment charge of $13.2 million. Excluding these charges, the interest adjusted loss ratio for the three and nine month periods ended September 30, 2006 would have been 93.0% and 92.5%, respectively.

Included in this ratio is the third quarter of 2005 before-tax charge of $23.1 million related to the settlement agreement with the California Department of Insurance and related matters. Excluding this charge, the interest adjusted loss ratio for the three and nine month periods ended September 30, 2005 would have been 84.9% and 86.4%, respectively.

Operating Results

During 2005, we recaptured a closed block of individual income protection business originally ceded to Centre Life Reinsurance Ltd. in 1996. The recapture, which included business with approximately $1.6 billion in invested assets and $185.0 million of annual premium, was effective August 8, 2005. Before the recapture, the underlying operating results of the reinsurance contract were reflected in other income. The recapture did not have a material effect on operating results for this segment.

The increase in premium income for the third quarter and first nine months of 2006 relative to the comparable prior year periods is due to the recapture of the ceded block of business, which increased reported premium income for the third quarter and first nine months of 2006 by approximately $22.9 million and $109.4 million, respectively, relative to what was reported as premium income for the recaptured block of business in the same periods of last year. Net investment income is higher in 2006 compared to last year because of the investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the reinsurance recapture. This increase was partially offset by a decline in the overall portfolio yield rate and a decline in prepayment income on mortgage-backed securities. Other income includes the underlying results of certain blocks of reinsured business, including the results of the recaptured block of business before the recapture date.

The reported interest adjusted loss ratios include the 2006 revised claim reassessment reserve estimates and the 2005 third quarter reserve charge related to the settlement agreement with the California DOI. Excluding these charges, the third quarter of 2006 interest adjusted loss ratio of 93.0 percent was higher than the prior year ratio of 84.9 percent due primarily to higher submitted claims incidence and a lower rate of claim recoveries. On a year-to-date basis, the interest adjusted loss ratio, excluding the charges, was 92.5 percent in 2006 compared to 86.4 percent in 2005 due to a lower rate of claim recoveries.

Operating expenses decreased in the third quarter and first nine months of 2006 in comparison to the same prior year periods due primarily to the third quarter of 2005 $11.2 million charge related to the settlement agreement with the California DOI and to the payment of a judgment in a lawsuit in the second quarter of 2005.

Segment Outlook

We believe that the 2004 restructuring of this closed block of business has strengthened the balance sheet for this segment and minimized our exposure to potential future adverse morbidity. As part of the 2004 restructuring, we entered into reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit. We have not yet reached the retention limit and do not currently anticipate that once reached, our losses would exceed the maximum risk limit for the reinsurer and revert back to us. The reinsurance receivable for these agreements, as reported in our consolidated statements of financial condition, was approximately $592.1 million at September 30, 2006.

Total revenue, after a full year’s inclusion of premium and net investment income related to the recaptured block of business, is expected to decline very slowly over time as we believe that persistency will remain in the mid-90 percent range. We believe that the interest adjusted loss ratio will be relatively flat over the long-term, but the segment may experience quarterly volatility. Unfavorable claim experience may cause a lower level of earnings. Expenses are expected to remain consistent with current levels.

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

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	% Change	2005	2006	% Change	2005
Operating Revenue
Premium Income	$0.1	(133.3)%	$(0.3)	$2.5	108.3%	$1.2
Net Investment Income	28.0	(5.1)	29.5	85.1	(6.9)	91.4
Other Income	53.9	3.1	52.3	162.7	2.5	158.8

Total	82.0	0.6	81.5	250.3	(0.4)	251.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	27.3	2.2	26.7	89.3	0.2	89.1
Commissions	0.4	N.M.	—	1.1	N.M.	0.3
Deferral of Policy Acquisition Costs	—	(100.0)	0.1	—	—	—
Amortization of Deferred Policy Acquisition Costs	—	(100.0)	(0.2)	—	—	—
Operating Expenses	43.7	5.8	41.3	132.4	5.8	125.2

Total	71.4	5.2	67.9	222.8	3.8	214.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$10.6	(22.1)	$13.6	$27.5	(25.3)	$36.8

N.M. = not a meaningful percentage

Disability Management Services

Operating revenue from disability management services, which is comprised of our wholly-owned subsidiary GENEX, totaled $45.6 million and $137.7 million in the third quarter and first nine months of 2006, respectively, compared to $44.2 million and $133.4 million in the same prior year periods. Operating income totaled $2.8 million and $9.5 million in the third quarter and first nine months of 2006 compared to $4.9 million and $11.5 million in the same prior year periods.

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the third quarter and first nine months of 2006, this line of business reported operating income of $0.1 million and an operating loss of $6.7 million, respectively, compared to operating losses of $1.1 million and $6.4 million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $9.3 million and $28.5 million in the third quarter and first nine months of 2006, respectively, compared to $9.7 million and $29.8 million in the same prior year periods. Operating income was $8.6 million and $24.4 million in the third quarter and first nine months of 2006, respectively, compared to $9.3 million and $28.3 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had operating revenue of $25.5 million and $78.1 million in the third quarter and first nine months of 2006, respectively, compared to $27.2 million and $83.8 million in the same prior year periods. For the third quarter and first nine months of 2006, operating income (loss) was $(0.9) million and $0.3 million, respectively, compared to operating income of $0.5 million and $3.4 million in the same prior year periods. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $16.0 million and $49.0 million in the third quarter and first nine months of 2006, respectively, compared to $16.9 million and $50.9 million in the comparable periods of 2005. The Corporate segment reported operating losses of $49.1 million and $146.3 million in the third quarter and first nine months of 2006, respectively, compared to $33.0 million and $109.8 million in the same prior year periods.

Included in the corporate segment operating results for the third quarter and first nine months of 2006 are broker compensation settlement expenses of $18.5 million. Included in the corporate segment operating results for the first nine months of 2006 is the cost of the cash tender offer of $17.8 million related to our second quarter of 2006 purchase of $300.0 million of our outstanding debt and the write-off of deferred debt costs of $5.3 million related to the first quarter of 2006 extinguishment of $400.0 million of debt repurchased in the remarketing of the senior note element of our adjustable conversion-rate equity security units in February 2006. The senior notes repurchased were subsequently retired in the first quarter of 2006.

Interest and debt expense, excluding the costs related to early retirement of debt, was $44.2 million and $146.0 million in the third quarter and first nine months of 2006, respectively, compared to $49.8 million and $155.5 million in the comparable prior year periods. Including interest and debt expense on the $130.0 million of senior, secured notes issued November 1, 2006, our interest and debt expense is expected to be approximately $45.5 million in the fourth quarter of 2006.

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

We actively manage our asset and liability cash flow match as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At September 30, 2006, the weighted average duration of our policyholder liability portfolio was approximately 7.98 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.76 years.

Investment Results

Net investment income was $578.8 million and $1,719.2 million in the third quarter and first nine months of 2006, respectively, up 5.8 percent and 5.9 percent relative to the amounts reported in the third quarter and first nine months of 2005. The increases were due primarily to growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield, as well as a decline in the level of prepayment income on mortgage-backed securities and a decline in bond call premiums. Net investment income is also higher in 2006 compared to last year because of the investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. The overall yield in the portfolio was 6.74 percent as of September 30, 2006, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.85 percent at the end of 2005. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases increase above the level of the overall yield.

We reported before-tax realized investment gains and losses during the third quarter and first nine months of 2006 and 2005 as shown in the following chart. We recognize impairment losses when we determine that the value of certain fixed maturity and equity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity and equity securities that were initially written down in a prior period. See “Critical Accounting Policies” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for a complete discussion of the valuation of fixed maturity securities.

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. Fair value changes in 2005 include an embedded derivative that was terminated when the associated reinsurance contract was recaptured in the third quarter of 2005. Under our remaining reinsurance contracts for which DIG Issue B36 is applicable, we believe that fair value changes will be minimal.

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Gross Realized Investment Gain from Sales	$16.8	$30.0	$63.5	$84.9

Gross Realized Investment Loss
Write-downs	0.5	2.8	12.1	17.4
Sales	14.5	25.3	45.4	67.9

Total	15.0	28.1	57.5	85.3

Change in Fair Value of DIG Issue B36 Derivatives	3.0	(73.3)	(4.5)	(8.7)

Net Realized Investment Gain (Loss)	$4.8	$(71.4)	$1.5	$(9.1)

Realized Investment Losses during the First Nine Months of 2006 from Other than Temporary Impairments

Approximately 71 percent of the first nine months of 2006 other than temporary impairment losses occurred in the automotive and communication industries. Circumstances surrounding material other than temporary impairment losses are as follows:

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

Realized Investment Losses during the First Nine Months of 2006 from Sale of Fixed Maturity Securities

In the third quarter and first nine months of 2006, we reported a realized loss of $14.0 million and $43.7 million, respectively, on the sale of fixed maturity securities. The securities sold during the third quarter of 2006 had a book value of $280.5 million and a fair value of $266.5 million at the time of sale and represented 38 different issuers. For the first nine months of 2006, the securities sold had a book value of $941.3 million and a fair value of $897.6 million at the time of sale and represented 70 different issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

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

Realized Investment Losses during the First Nine Months of 2005 from Sale of Fixed Maturity Securities

In the third quarter and first nine months of 2005, we reported a realized a loss of $17.8 million and $54.6 million, respectively, on the sale of fixed maturity securities. The securities sold during the third quarter of 2005 had a book value of $190.9 million and a fair value of $173.1 million at the time of sale and represented 21 different issuers. For the first nine months, the securities sold had a book value of $667.3 million and a fair value of $612.7 million at the time of sale and represented 51 issuers. Circumstances surrounding larger realized investment losses from sale of securities are as follows:

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

Fixed Maturity Securities

Fixed maturity securities at September 30, 2006, included $34.5 billion, or 99.2 percent, of bonds and derivative instruments and $264.8 million, or 0.8 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of September 30, 2006

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,307.8	$84.4	$855.7	$41.6	$1,452.1	$126.0
Canadian	277.6	61.5	—	—	277.6	61.5
Capital Goods	2,573.1	171.4	668.3	26.9	1,904.8	198.3
Communications	2,671.1	131.2	925.4	53.3	1,745.7	184.5
Consumer Cyclical	1,455.0	34.5	510.5	31.7	944.5	66.2
Consumer Non-Cyclical	4,025.6	146.1	1,687.2	66.5	2,338.4	212.6
Derivative Instruments	(63.9)	(56.8)	(186.8)	186.8	122.9	130.0
Energy (Oil & Gas)	2,326.2	257.0	308.7	9.6	2,017.5	266.6
Financial Institutions	3,582.3	47.4	1,650.0	72.3	1,932.3	119.7
Mortgage/Asset Backed	4,023.4	219.4	753.1	17.2	3,270.3	236.6
Sovereigns	854.8	50.7	417.1	5.7	437.7	56.4
Technology	442.1	22.4	131.2	6.5	310.9	28.9
Transportation	1,015.2	108.0	102.1	2.5	913.1	110.5
U.S. Government Agencies and Municipalities	2,621.6	70.0	1,304.3	66.6	1,317.3	136.6
Utilities	6,344.5	327.1	2,182.7	81.6	4,161.8	408.7

Total	$34,456.4	$1,674.3	$11,309.5	$668.8	$23,146.9	$2,343.1

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2006.

Fixed Maturity Bonds – By Maturity

As of September 30, 2006

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due after 1 year up to 5 years	$623.7	$5.3
Due after 5 years up to 10 years	3,135.6	308.9
Due after 10 years	6,797.1	337.4

Subtotal	10,556.4	651.6
Mortgage/Asset Backed Securities	753.1	17.2

Total	$11,309.5	$668.8

Of the $668.8 million in gross unrealized losses at September 30, 2006, $590.5 million, or 88.3 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2006.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$254.3	$0.4
> 90 <= 180 days	690.0	5.6
> 180 <= 270 days	4,261.2	128.3
> 270 <= 1 year	1,425.1	44.0
> 1 year <= 2 years	2,428.8	106.8
> 2 years <= 3 years	51.8	170.5
> 3 years	1,318.5	134.9

Total	$10,429.7	$590.5

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2006. The relationships of the current fair value to amortized cost, which were all at or above 70 percent on September 30, 2006, are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2006.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2006

(in millions of dollars)

	Fair Value	Gross Unrealized Loss
<= 90 days	$16.3	$0.5
> 90 <= 180 days	133.5	4.1
> 180 <= 270 days	117.1	4.1
> 270 <=1 year	41.5	3.2
> 1 year <= 2 years	406.7	50.5
> 2 years <= 3 years	42.1	5.6
> 3 years	122.6	10.3

Total	$879.8	$78.3

As of September 30, 2006, we held three securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of September 30, 2006

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$448.4	$16.9	> 180 <= 270 days

U.S. Government Sponsored Mortgage Funding Company	714.8	45.3	> 3 years

Principal Protected Equity Linked Note	47.7	25.9	> 3 years

Total	$1,210.9	$88.1

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

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of September 30, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of September 30, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of September 30, 2006. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

Our investment in mortgage-backed and asset-backed securities was approximately $3.8 billion and $4.2 billion on an amortized cost basis at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the mortgage-backed securities had an average life of 8.0 years and effective duration of 6.4 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed and asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

As of September 30, 2006, our exposure to below-investment-grade fixed maturity securities was $2,019.9 million, approximately 5.5 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.0 percent at the end of 2005. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated statements of financial condition. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $19.0 million and $18.7 million, respectively, at September 30, 2006, and $21.5 million and $21.0 million, respectively, at December 31, 2005.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $893.2 million and $739.4 million on an amortized cost basis at September 30, 2006 and December 31, 2005, respectively. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no restructured or delinquent mortgage loans at September 30, 2006 or December 31, 2005. We expect that we will continue to add investments in this category either through the secondary market or through loan originations.

Real estate was $18.0 million and $18.2 million at September 30, 2006 and December 31, 2005, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.5 million at September 30, 2006 and $6.7 million at December 31, 2005.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. At September 30, 2006 and December 31, 2005, the balance in the valuation allowances for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the third quarter and first nine months of 2006 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the second quarter of 2006, we completed a program to reset the interest rates of several receive fixed, pay variable forward starting interest rate swaps by replacing various existing swaps with new swaps at current market interest rates and identical cash flow dates. This allowed us to increase our utilization of cash flows as well as reduce our credit exposure to our counterparties. Under this program, we added and terminated swaps with a notional amount of $1,515.0 million each, resulting in a gain of $136.4 million which we reported in other comprehensive income (loss). The anticipated cash flows hedged by these derivatives are still probable, and the gains from the terminated swaps along with the replacement swaps continue to be highly effective cash flow hedges. These terminations and the associated gain are included in the hedging activity discussed in the following two paragraphs.

During the third quarters of 2006 and 2005, we recognized net gains (losses) of $(8.0) million and $52.7 million, respectively, on the termination of cash flow hedges and reported $(8.0) million and $52.7 million, respectively, in other comprehensive income (loss). During the first nine months of 2006 and 2005, we recognized net gains of $174.8 million and $85.9 million, respectively, on the termination of cash flow hedges and reported $174.8 million and $86.2 million, respectively, in other comprehensive income (loss). During the first nine months of 2005, we recognized $(0.3) million as a component of realized investment gains and losses. We amortized $8.5 million and $5.9 million of net deferred gains into net investment income during the third quarters of 2006 and 2005, respectively, and $23.9 million and $15.9 million during the first nine months of 2006 and 2005, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $54.9 million at September 30, 2006. Additions and terminations, in notional amounts, to our hedging programs during the third quarter of 2006 were $130.0 million and $399.1 million, respectively, and in the third quarter of 2005 were $224.5 million and $521.6 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $3,980.3 million at September 30, 2006 and $4,606.5 million at December 31, 2005.

During 2005, we initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. As of September 30, 2006 and December 31, 2005, we had $400.0 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of September 30, 2006 and December 31, 2005, we had $672.4 million and $684.5 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities we retained after the sale of our Canadian branch.

As of September 30, 2006 and December 31, 2005, we had $170.0 million and $348.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $3.0 million and $(4.5) million of net realized investment gains (losses) during the third quarter and first nine months of 2006, respectively, and $73.3 million and $8.7 million in net realized investment losses during the third quarter and first nine months of 2005, respectively.

Non-current Investments

Our exposure to non-current investments, on a fair value basis, totaled $11.1 million at September 30, 2006, compared to $29.5 million at December 31, 2005. Non-current investments are those investments for which principal and/or interest payments are more than thirty days past due. At September 30, 2006 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $75.7 million had been recorded life-to-date. The amortized cost of these investments, subsequent to the write-downs for impairments, was $3.0 million. All had principal and/or interest payments past due for a period greater than one year as of September 30, 2006.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated statements of financial condition since these transactions meet the requirements for the right of offset. As of September 30, 2006, we had $620.7 million face value of these agreements in an open position that were offset. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at September 30, 2006.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $851.2 million for the nine months ended September 30, 2006, compared to $946.5 million for the same period of 2005. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $667.3 million compared to $706.0 million for the nine months ended September 30, 2006 and 2005, respectively. We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our participation in the remarketing of our adjustable conversion-rate equity security units in the first quarter of 2006. We therefore reported higher proceeds from sales of bonds and short-term investments in the first nine months of 2006 compared to the first nine months of 2005. We had higher proceeds from maturities of investments in the first nine months of 2006 than in the comparable period of 2005, primarily due to an increase in fixed maturity security principal proceeds from bond calls and scheduled maturities, offset somewhat by a decrease in principal prepayments on mortgage-backed securities.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $221.3 million for the nine months ended September 30, 2006 compared to $305.5 million for the same period in 2005. During the second quarter of 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of the adjustable conversion-rate equity security units (units) issued in May 2003 and utilized a portion of those proceeds to retire $300.0 million of our outstanding debt, as previously discussed. During the first quarter of 2006, we repurchased $400.0 million of remarketed senior note element of the units, which were subsequently retired.

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

UnumProvident may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. During the third quarter of 2006, the FSA completed its review of Unum Limited’s capitalization and determined that Unum Limited’s current capitalization is in excess of the amount considered to be sufficient capitalization.

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

Debt

At September 30, 2006, we had long-term debt, including adjustable conversion-rate equity security units and junior subordinated debt securities, totaling $2,561.6 million. At September 30, 2006, the debt to total capital ratio was 27.6 percent compared to 35.0 percent at December 31, 2005. The debt to total capital ratio, when calculated allowing no equity credit for junior subordinated debt securities and 50 percent equity credit for adjustable conversion-rate equity security units, was 26.0 at September 30, 2006, compared to 30.3 percent at December 31, 2005.

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

As previously discussed, on November 1, 2006, Tailwind Holdings issued $130.0 million of senior, secured notes in a private placement. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of UnumProvident, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005, for further discussion.

Commitments

With respect to our commitments, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. During the first nine months of 2006, there were no substantive changes in our commitments.

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

On May 23, 2006, Moody’s Investors Service (Moody’s) reaffirmed our credit ratings and financial strength ratings, and changed the outlook on the ratings from “negative” to “stable.” On June 7, 2006, A.M. Best reaffirmed our debt ratings and financial strength ratings and maintained the outlook on the ratings at “negative.”

On August 31, 2006, Standard and Poor’s (S&P) reaffirmed our BB+ counterparty credit rating and affirmed the BBB+ counterparty credit and financial strength ratings on our various operating subsidiaries. S&P also revised its outlook on our holding company ratings from “stable” to “positive” and maintained the outlook at “stable.” In the third quarter of 2006, Fitch Ratings (Fitch) affirmed our ratings for our companies and maintained the outlook at “stable.”

Subsequent to our third quarter of 2006 revision to our claim reassessment reserve estimate, on November 1, 2006, Fitch affirmed its ratings for our companies and maintained its outlook at “stable.” Also on November 1, 2006, S&P affirmed its counterparty credit and financial strength ratings for our companies and maintained its outlook. On November 2, 2006, Moody’s reaffirmed our credit ratings and financial strength ratings for our companies but changed its outlook from “stable” to “negative,” citing our revision to our estimate of the reassessment cost for the claims requiring remediation. On the positive side, Moody’s noted that our Company had shown improvement in recent years in several of its key financial metrics, including lower financial leverage, stronger cash flow interest coverage and earnings interest coverage ratios, and a stronger combined risk-based capital ratio. On November 7, 2006, A.M. Best reaffirmed our debt ratings and financial strength ratings and maintained the outlook on the ratings at “negative.” We cannot assure you that further changes by these or other ratings agencies will or will not occur.

See our annual report on Form 10-K for the year ended December 31, 2005, for further information of our debt and financial strength ratings and the risks associated with rating changes.

Other Information

Pension and Postretirement Benefit Plans

We maintain separate U.S. and foreign pension plans and a U.S. post-retirement benefit plan. The U.S. pension plans comprise the majority of our total benefit obligation and pension expense. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent our best estimate of what we expect future experience to be. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted based on key external indices. The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methods but reflect the differences in the plan obligations. We follow Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), and No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) in our financial reporting and accounting for our pension and post-retirement benefit plans. Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. We will adopt the provisions of SFAS 158 effective December 31, 2006. See our annual report on Form 10-K for the year ended December 31, 2005, and Notes 2 and 5 of the “Notes to Consolidated Financial Statements” contained in Item 1 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2005. During the first nine months of 2006, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our information technology systems through upgrades to current systems or the implementation of new systems. These changes did not materially affect our internal control over financial reporting nor are they expected to.

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

UnumProvident Corporation
(Registrant)

Date: November 7, 2006	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 7, 2006	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary