Form 10-K
period 2006-12-31
UNUMPROVIDENT CORP
filed 2007-03-01
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-11834

Unum Group

(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FOUNTAIN SQUARE

CHATTANOOGA, TENNESSEE 37402

(Address of principal executive offices)

423.294.1011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.10 par value	New York Stock Exchange
7.25% Public Income Notes, due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the shares of the registrant’s common stock, based on the closing price of those shares on the New York Stock Exchange, Inc., held by non-affiliates was approximately $6.2 billion*. As of February 23, 2007, there were 342,656,811 shares of the registrant’s common stock outstanding.

*	Calculations based on most recent publicly available information and reasonable direct inquiry by the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

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

•

The level and results of litigation and rulings in the multidistrict litigation or other purported class actions may not be favorable to the Company and may adversely affect our business and the Company’s results of operations in a period.

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

•

Incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of risk management programs, and implementation of the multistate regulatory settlement agreements and the California Department of Insurance settlement agreement.

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

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

ITE M 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance companies, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. As part of our corporate branding initiative announced in the first quarter of 2007, we changed our name from UnumProvident Corporation to Unum Group. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company (Colonial), and in the United Kingdom, Unum Limited. We are the largest provider of group and individual income protection insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial. Our other segments are the Individual Income Protection – Closed Block segment, the Other segment, and the Corporate segment. Unum US and Unum UK were previously referred to as U.S. Brokerage and Unum Limited. The names were changed in conjunction with our corporate branding initiative. These segments are discussed more fully under “Reporting Segments” included herein in Item 1.

Business Strategies

As one of the leading providers of employee benefits, we offer a comprehensive portfolio of income protection products and services to meet the diverse needs of the marketplace. We try to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can be offered as stand alone products or that can be combined with other coverages to provide integrated and individualized product solutions for customers. We offer businesses of all sizes competitive benefit plans to protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, we offer services, including comprehensive claims management services, which are designed to meet the evolving needs of our customers. We strive to be responsive and timely, and we are committed to service excellence.

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates.

In order to maintain our competitive business position, during the last few years our strategy has been:

•	Operating improvement, particularly in our Unum US group income protection line of business;

•	Capital management and financial strength;

•	Improvement of the perception of our Company with regulators and the media;

•	Continued reduction in our business volatility;

•

Improvement of our risk profile through the development of a more balanced business mix, the reduction of our below-investment grade fixed maturity securities holdings, and the maintenance of adequate claim reserve discount rates and investment portfolio yield rates;

•	Positioning service as a differentiator;

•	Strengthening our corporate governance; and

•	Responding to the changing regulatory and compliance environment.

Themes that will guide our actions in 2007 include:

•	Consistent execution of our operational plans;

•	Continued innovation throughout our businesses;

•	Capitalizing on our strong brands and marketplace reputation;

•	Execution of our strategic and capital initiatives; and

•	Continued resolution of outstanding legal and regulatory issues.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. Measured as a percentage of consolidated premium income for the year ended December 31, 2006, premium income was approximately 65 percent for the Unum US segment, 11 percent for Unum UK, 11 percent for Colonial, and 13 percent for the Individual Income Protection – Closed Block and Other segments combined.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products, issued primarily by Unum America, Provident, and Paul Revere Life. Premium income for this segment totaled $5,196.0 million in 2006. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. For the sale of individual income protection and individual long-term care products, we use a distribution model which provides independent brokers and consultants with the option of direct access to a sales support center centrally located in our corporate offices.

Group Long-term and Short-term Income Protection

Group long-term and short-term income protection products contributed approximately 48 percent of the Unum US segment premium income in 2006. We sell group long-term and short-term income protection products to employers for the benefit of employees. Group long-term income protection provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term income protection generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term income protection are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group long-term and short-term income protection business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. We also offer accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer. Both group long-term and short-term income protection are sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

We have defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year but may be longer. The profitability of the policy depends on the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term and short-term income protection is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in income protection claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated income protection coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully-insured coverages while larger employers often bear much of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 27 percent of the Unum US segment premium income in 2006. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those used for group income protection products.

Profitability of group life and accidental death and dismemberment products is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Income Protection – Recently Issued

Individual income protection – recently issued products generated approximately eight percent of the Unum US segment premium income in 2006. Individual income protection is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual income protection insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual income protection policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder’s needs. We also market individual income protection policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual income protection products do not provide for the accumulation of cash values.

Premium rates for individual income protection products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived.

The majority of our in-force individual income protection insurance which was written on a noncancelable basis is included in the Individual Income Protection – Closed Block segment. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, we cannot cancel the policy or raise the premium. As of December 31, 2006, premium income for noncancelable policies included in the Individual Income Protection – Recently Issued line of business represented approximately $369.7 million, or 84 percent, of premium income for that line of business.

Profitability of individual income protection products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Group and Individual Long-term Care

Long-term care products generated almost 10 percent of the Unum US segment premium income in 2006. Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less.

Premium rates for long-term care vary by age and gender and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy. For larger groups, some underwriting requirements may be waived. Long-term care insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Voluntary Workplace Benefits

Voluntary workplace benefits products generated approximately seven percent of the Unum US segment premium income in 2006. Voluntary workplace benefits products include universal life and interest-sensitive life products, individual income protection products, and critical illness and cancer products. These products are sold to groups of employees through payroll deduction at the workplace.

Premium rates for voluntary products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy. For larger groups with high participation rates, some underwriting requirements may be waived. Voluntary products other than life insurance are offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability of voluntary products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Unum UK Segment

The Unum UK segment includes group long-term income protection insurance, group life products, and individual income protection products issued by Unum Limited and sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $842.8 million in 2006, or £456.5 million in local currency.

Group Long-term Income Protection

Group long-term income protection products contributed approximately 76 percent of the Unum UK segment premium income in 2006. Group long-term income protection products are sold to employers for the benefit of employees. Group long-term income protection provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

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

We have defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. In both cases the usual rate guarantee is two years. Guarantees of one year may be offered either at the request of the client or as required by us to manage risk. In a very limited number of circumstances guarantees of three years may be offered, but this will be at an additional cost. The profitability of the policy is dependent upon the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term income protection is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in income protection claims experience.

Group Life

Group life products contributed approximately 20 percent of the Unum UK segment premium income in 2006. Group life products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group long-term income protection products.

Profitability for group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Income Protection

Individual income protection products generated almost four percent of the Unum UK segment premium income in 2006. Individual income protection is offered primarily to individual retail customers. Individual income protection insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual income protection policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. Individual income protection products do not provide for the accumulation of cash values.

Premium rates for individual income protection products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

Profitability of individual income protection products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Segment

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued primarily by Colonial and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $842.1 million in 2006.

The income protection products, which generated approximately 63 percent of the Colonial segment premium income in 2006, consist of short-term income protection plans as well as accident-only plans providing benefits for injuries on a specified loss basis and accident and health plans covering hospital admissions and surgeries on an indemnity basis. The life products contributed almost 16 percent of the 2006 premium income for Colonial and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

Cancer and critical illness policies generated approximately 21 percent of the 2006 premium income for the Colonial segment. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pre-tax basis, eliminating our ability to continue marketing our products this way. However, we believe our products provide value to our policyholders which will remain even if the tax advantages offered by flexible benefits programs are modified or eliminated.

Premiums for all products in this segment are generally based on our experience for morbidity, mortality, persistency, and expenses. Premiums for the income protection, cancer, and critical illness products are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein we retain the right to change premiums at the individual account level. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Profitability of these products is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Individual Income Protection – Closed Block Segment

Generally, the insurance policies included in the Individual Income Protection – Closed Block segment are individual income protection insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual income protection business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period we gradually changed our distribution focus for individual income protection insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

The majority of the policies included in this segment represent individual income protection insurance which was written on a noncancelable basis and issued or assumed by Unum America, Provident, and Paul Revere Life. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, we cannot cancel the policy or raise the premium. Due to the noncancelable, fixed premium nature of the policies marketed in the past, profitability of this part of the business is largely dependent upon achieving the pricing assumptions for morbidity, persistency, interest earned rates, and expense levels. Premium income for this segment totaled $1,062.8 million in 2006, with approximately 94 percent of the premium income attributable to noncancelable policies.

We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at December 31, 2006, equaled approximately $8.0 billion. The maximum risk limit for the reinsurer grows to approximately $2.4 billion over time, after which any further losses will revert to us.

Other Segment

The Other operating segment includes results from Unum US insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Premium income for the insurance products in this segment totaled $4.5 million in 2006. It is expected that revenue and income will decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of the Unum US, Unum UK, and Colonial segments.

Corporate Segment

The Corporate segment consists of revenue earned on corporate assets, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

Discontinued Operations

During January 2007, we entered into a definitive agreement to sell our wholly-owned subsidiary, GENEX Services, Inc. (GENEX), a leading workers’ compensation and medical cost containment services provider. Our growth strategy is focused on the development of our primary markets, and GENEX’s specialty role in case management and medical cost containment related to the workers’ compensation market is no longer consistent with our overall strategic direction. We expect to close the transaction during the first quarter of 2007. GENEX is accounted for as an asset held for sale at December 31, 2006 and is reported as discontinued operations in the consolidated financial statements.

During 2003, we entered into an agreement to sell our Canadian branch. The transaction closed April 30, 2004.

See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our discontinued operations.

Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. In a reinsurance transaction a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers to whom we cede business and monitor concentration of credit risk to minimize our exposure. We may also require assets to be held in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances.

In general, the maximum amount of risk retained by our U.S. insurance subsidiaries and not ceded is $0.6 million on any group or individual life policy and $0.6 million on group and individual accidental death and dismemberment insurance. For Unum Limited, we generally retain 50 percent of the risk after any surplus reinsurance and reinsure the other 50 percent on each life insured. The amount of risk retained on individual income protection products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, we generally do not reinsure group or individual income protection policies issued subsequent to 1999.

We have catastrophic reinsurance coverage which includes three layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and income protection policies. Our catastrophic coverage is for any accident involving seventeen, twenty-eight, and fifty-five or more lives for the three layers, respectively, in a single event. In total, the three layers provide $110.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible. We have 100 percent reinsurance coverage in the first layer and 80 percent reinsurance coverage in the second and third layers. The first $30.0 million layer includes terrorism coverage other than that resulting from nuclear, biological, and chemical terrorism, whereas the second and third layers each provide $40.0 million of coverage for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $5,512.2 million at December 31, 2006 relates to 85 companies. Thirteen major companies account for approximately 91 percent of the reinsurance recoverable at December 31, 2006, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

See Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our reinsurance activities.

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

The reserves reported in our financial statements contained herein are calculated in conformity with U.S. generally accepted accounting principles (GAAP) and differ from those specified by the laws of the various states and reported in the statutory financial statements of our life insurance subsidiaries. These differences result from the use of mortality and morbidity tables and interest assumptions which we believe are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

The assumptions we use to calculate our reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is not less favorable than our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include disability claim incidence rates, disability claim recovery rates, mortality rates, policy persistency, and interest rates. We periodically review our experience and update our policy reserves for new issues and reserves for all claims incurred, as we believe appropriate.

The consolidated statements of operations include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments.

For further discussion of reserves, refer to “Risk Factors – Reserves” contained herein in Item 1A and to the critical accounting estimates and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We try to maximize investment income and assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates may affect the amount and timing of cash flows.

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. We do not use derivatives for speculative purposes.

Refer to “Risk Factors – Investments” contained herein in Item 1A and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for information on our investments and derivative financial instruments.

Ratings

AM Best, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that rate our senior debt and the financial strength of our principal U.S. insurance subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies and reflect the rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Debt ratings represent the opinions of the rating agencies regarding an issuer’s ability to repay its debt and are based primarily on consolidated financial information prepared under GAAP. Both financial strength ratings and debt ratings incorporate qualitative analyses by rating agencies on an ongoing basis.

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

Our financial strength ratings as of February 2007 for our principal U.S. domiciled insurance company subsidiaries were:

•	A- (Excellent) by AM Best – 4th of 15 rankings

•	A- (Strong) by Fitch – 7th of 24 rankings

•	Baa1 (Adequate) by Moody’s – 8th of 21 rankings

•	BBB+ (Good) by S&P – 8th of 21 rankings

Our senior debt ratings as of February 2007 were:

•	bbb- (Good) by AM Best – 10th of 22 rankings

•	BBB- (Good) by Fitch – 10th of 24 rankings

•	Ba1 (Speculative) by Moody’s – 11th of 21 rankings

•	BB+ (Speculative) by S&P – 11th of 22 rankings

The ratings from Fitch have a “stable” outlook, and the ratings from Moody’s and AM Best have a “negative” outlook. S&P’s outlook on our holding company ratings is “positive,” and the outlook on our subsidiaries is “stable.” None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors – Debt and Financial Strength Ratings” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Competition

There is intense competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. In the individual and group income protection markets, we compete in the United States with a limited number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and long-term care as well as the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom, we compete for individual and group products with a number of large internationally recognized providers. The life insurance market continues to go through a restructuring phase which has led to opportunities for both the strong specialist supplier and also new organizations that have recently been established to handle the run-off of closed businesses. Current penetration levels indicate that there is still significant upside growth potential in the United Kingdom for the types of products we offer.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the products and the large number of insurance companies offering products in this market. There is a risk that purchasers of employee benefits products may be able to obtain more favorable terms from competitors in lieu of renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

We must attract and retain independent agents and brokers to actively market our products. Strong competition exists among insurers for agents and brokers. We compete with other insurers for sales agents and brokers primarily on the basis of our product offerings, financial strength, support services, and compensation. Sales of our products could be materially adversely affected if we are unsuccessful in attracting and retaining agents and brokers.

Regulation

General

Our U.S. insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business and by the U.S. Department of Labor on a national basis, primarily for the protection of policyholders. Unum Limited is subject to regulation by the Financial Services Authority (FSA) in the U.K. The state insurance departments in the United States and the FSA in the U.K. have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring may include reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices. The U.S. Department of Labor (DOL) enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. Our domestic insurance subsidiaries must meet the standards and tests for investments imposed by state insurance laws and regulations of the jurisdictions in which they are domiciled. Domestic insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet policyholder obligations. These reserves are verified periodically by various regulators. Our domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of agents and brokers, as well as underwriting, claims, and customer service practices to determine compliance with state laws.

Examinations and Investigations

Claim Related

In the fourth quarter of 2004, certain of our insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to our disability claims handling practices. A total of 48 states and the District of Columbia were parties to the settlement agreements, which provide for changes in certain claims handling procedures, a claim reassessment process available to certain claimants whose claims were denied or closed during certain periods and who choose to participate, changes in governance to increase oversight of the claims handling and reassessment process, and contingent fines for non-compliance. In addition, the DOL, which had been conducting an inquiry relating to certain Employee Retirement Income Security Act (ERISA) plans, was a party to the settlement agreements, and the Office of the New York Attorney General (NYAG), which had engaged in its own investigation of our claims handling practices, notified us that it was in support of the settlement and was, therefore, closing its investigation on this issue.

In October 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California Department of Insurance (DOI), concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements. As part of the settlement with the California DOI, we agreed to change certain practices and policy provisions related to our California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claims handling changes. Under the terms of the settlement, we changed certain provisions specific to California disability policies, and we received approval from the California DOI for the use of new individual and group disability policy forms. Following the California settlement, we also amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997 and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice.

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

Broker Compensation, Quoting Process, and Other Matters

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we have responded to investigations about certain of these same matters by state attorneys general and the DOL. Following highly publicized litigation involving the alleged practices of a major insurance broker, the National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, we received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and our companies. In November 2006, we entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provides for a national restitution fund of $15.5 million. We expect that the restitution fund will be fully distributed by the end of 2007.

Since October 2004, we have received subpoenas or information requests from the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and information requests sought information regarding, among other things, quoting processes, broker compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We have cooperated fully with these investigations.

With respect to the states listed, other than Florida and other than those with whom settlements have been reached, we have not received any further inquiries in the past 12 months and consider those investigations to be dormant.

We have also had discussions with the DOL regarding compliance with ERISA, relating to our interactions with insurance brokers and relating to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of the Company concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources, Inc. We are cooperating fully with the DOL’s investigation.

We previously announced that we support the full disclosure of compensation paid to both brokers and agents. We have implemented policies to facilitate customers obtaining information regarding broker compensation from their brokers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our website about our broker compensation programs. Under these policies, any customer who wants specific broker compensation related information can obtain this information by contacting our Broker Compensation Services toll-free number. Other changes include requiring customer approval of compensation paid by us to the broker when the customer is also paying a fee to the broker and strengthening certain policies and procedures associated with new business and quoting activities.

In February 2006, we received from the FSA in the U.K. the results of the FSA’s risk assessment review of Unum Limited. The FSA now conducts risk assessment reviews on a regular basis in the normal course of its regulatory role. We have responded to all of the recommendations contained in the 2006 review results and continue to cooperate fully with the FSA in its regular review of risks in our U.K. regulated businesses.

Beginning in March 2005, several of our insurance subsidiaries received requests from various regulatory agencies seeking information relating to finite reinsurance. The requests seek information on such matters as our use of finite reinsurance, controls relating to proper accounting treatment, existence of side agreements, and maintenance of underwriting files on the reinsurance agreements. We have responded to all requests.

On March 29, 2006, we received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We are cooperating fully with the SEC in its investigation.

See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively.

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies have been prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K. See further discussion in “Risk Factors – Capital Adequacy” contained herein in Item 1A and “Liquidity and Capital Resources” contained herein in Item 7.

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

Unum Group is registered under such laws as an insurance holding company system in Maine, Massachusetts, Tennessee, South Carolina, New York, and California. Most states, including the states in which our insurance subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to the Company and its insurance subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its parent, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its parent without the prior approval of the insurance regulators in the states in which the company’s insurance subsidiaries are domiciled or deemed to be domiciled will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulator; (ii) prohibition of voting of such shares; and, (iii) other actions determined by the relevant insurance regulator. Further, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of the Company might consider to be desirable.

In addition, such laws and regulations restrict the amount of dividends that may be paid by our insurance subsidiaries to their respective shareholders, including the Company. See further discussion in “Risk Factors – Dividend Restrictions” contained herein in Item 1A and “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7.

Our Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business, including the United Kingdom, Canada, Bermuda, and Argentina.

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

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, attributable to the Unum UK segment, our United Kingdom subsidiary, totaled $1,017.5 million, $945.6 million, and $801.8 million for 2006, 2005, and 2004, respectively. Unum UK’s operating revenue in 2006 equaled approximately 9.7 percent of total segment operating revenue. Total assets and total liabilities, as of December 31, 2006, were $3.9 billion and $2.9 billion, respectively, for Unum UK. Fluctuations in the U.S. dollar relative to the local currency of this subsidiary will impact our reported operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum UK’s operating results.

Employees

At December 31, 2006, we had approximately 11,100 full-time employees, including approximately 1,600 at GENEX, the sale of which we expect to close during the first quarter of 2007.

Available Information

Our internet website address is www.unum.com. We make available, free of charge, on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material with the Securities and Exchange Commission.

Executive Officers of the Registrant

The executive officers of the Company, all of whom are also executive officers of certain principal subsidiaries, were appointed by our board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position
Thomas R. Watjen	52	President and Chief Executive Officer and a Director
Joseph M. Zubretsky *	50	Senior Executive Vice President, Finance, Investments, and Corporate Development
Robert O. Best	57	Executive Vice President, Chief Operating Officer Unum US
Charles L. Glick	52	Executive Vice President and General Counsel
Robert C. Greving	55	Executive Vice President, Chief Financial Officer and Chief Actuary
Kevin P. McCarthy	51	Executive Vice President, President Unum US
Randall C. Horn	54	Executive Vice President, President and Chief Executive Officer, Colonial Life & Accident Insurance Company
Susan L. Ring	46	Executive Vice President, Chief Executive Officer, Unum Limited

* Mr. Zubretsky has resigned from his position with the Company effective February 28, 2007.

Mr. Watjen became President and Chief Executive Officer in March 2003. He served as Vice Chairman and Chief Operating Officer from May 2002 until March 2003. He became Executive Vice President, Finance in June 1999 and assumed the additional Risk Management responsibilities in November 1999. Mr. Watjen originally joined a Unum Group predecessor company as Executive Vice President and Chief Financial Officer in 1994.

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

Mr. Best became Executive Vice President, Chief Operating Officer Unum US in January 2007. Prior to that, he served as Executive Vice President, Service Operations and Chief Information Officer from January 2006. Prior to that time, he served as Executive Vice President, The Client Services Center, and Chief Information Officer from May 2003. He served as Senior Vice President, Customer Loyalty Services, and Chief Information Officer from March 2000 until May 2003. Mr. Best originally joined a Unum Group predecessor company as Senior Vice President and Chief Information Officer in 1994.

Mr. Glick became Executive Vice President and General Counsel in September 2005. Prior to joining the Company, he was the principal of Orchard Equity, Inc., from 2003 to 2005. Mr. Glick was formerly deputy general counsel for Bank One Corporation from 2001 to 2003 and previously was a founding partner of Hedlund Hanley & John.

Mr. Greving was named Executive Vice President and Chief Financial Officer in May 2003 and appointed Chief Actuary in August 2005. He served as Senior Vice President and Chief Financial Officer from May 2002 until May 2003. Prior to that time he served as Senior Vice President, Finance from August 2000. Mr. Greving originally joined a Unum Group predecessor company as Senior Vice President and Chief Actuary in April 1997.

Mr. McCarthy was named Executive Vice President, President Unum US in January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. He served as Senior Vice President, Underwriting from November 2001 until May 2003 and as Senior Vice President, Marketing, Product Development, and International from December 1999 until November 2001. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Mr. Horn became Executive Vice President, President and Chief Executive Officer of Colonial Life & Accident Insurance Company in March 2004. Prior to joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from September 1981 until September 2003.

Ms. Ring became Executive Vice President, Chief Executive Officer of Unum Limited in November 2006. She served as Chairman and Managing Director of Unum Limited from December 2002 until November 2006. She served as Operations Director from 1999 until 2002 and prior to that time was Director of Risk Management. Ms. Ring joined Unum Limited as Director of Customer Services in 1995.

ITEM 1A. RISK FACTORS

Discussed below are certain factors that may adversely affect our business, financial position, or results of operations. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1.

Regulation

Our U.S. insurance subsidiaries are subject to extensive supervision and regulation. The regulations may affect the cost or demand for our products and may hinder us from taking desired actions to increase our profitability. Our insurance company subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and could result in fines and other sanctions, which could have a material adverse effect on our business or results of operations.

Congress, as well as foreign, state, and local governments, could enact legislation related to changes in tax laws that could increase our tax costs or affect the desirability of our products by consumers.

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

Unum Limited is subject to regulation by the FSA in the U.K. U.K. laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict Unum Limited from doing business in the event that it fails to comply with such laws and regulations.

Many regulatory and governmental bodies have the authority to review our products and business practices and those of our agents and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices are improper. These actions can result in substantial fines or restrictions on our business activities and could have a material adverse effect on our business or results of operations.

During 2002 and 2003, our U.S. insurance subsidiaries experienced increased market conduct examinations focused specifically on our disability claims handling policies and practices. These examinations by state insurance departments have generally involved a review of complaints from policyholders or insureds on a range of subjects and a review of disability claim files and associated materials from group long-term and individual income protection product lines. Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated multistate market conduct examination of our disability claims handling practices was organized during 2003 by Maine, Massachusetts, and Tennessee, the states of domicile for several of our insurance subsidiaries. In November 2004, certain of our insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to our disability claims handling practices. A total of 48 states and the District of Columbia were parties to the settlement agreements. In addition, the DOL, which had been conducting an inquiry relating to certain ERISA plans, was a party to the settlement agreements, and the NYAG, which had engaged in its own investigation of our claims handling practices, notified us that it was in support of the settlement and was, therefore, closing its investigation on this issue. In October 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California DOI, concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements. See previous discussion under “Regulation – Examinations and Investigations” contained herein in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information concerning these settlement agreements and other regulatory examinations and investigations.

The 2004 multistate regulatory settlement agreements and the 2005 California DOI settlement agreement resulted in changes in our claims handling practices and a process for reassessing certain claims to determine whether the earlier claim decision was properly decided. Failure to meet the requirements of these settlement agreements could result in a substantial fine. These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

Reserves

Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. There can be no assurance that any such reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors), persistency, mortality, and interest rates used in calculating the reserve amounts.

Debt and Financial Strength Ratings

We compete based in part on the financial strength ratings provided by rating agencies. The downgrade of our financial strength ratings could adversely affect us by, among other things, adversely affecting relationships with distributors of our products and services and retention of our sales force, negatively impacting persistency and new sales, and generally adversely affecting our ability to compete. A downgrade in our debt ratings or a negative outlook statement by a rating agency could have an effect on our ability to raise capital and on our cost of capital.

See “Ratings” contained herein in Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion of our ratings from these agencies.

Litigation

The Company and/or its subsidiaries’ directors and officers have been sued in over 20 purported class action and stockholder derivative lawsuits. These lawsuits are in a very preliminary stage, the outcome is uncertain, and we are unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect our results of operations, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

In addition to the claim related litigation described above, the Company and its insurance subsidiaries, as part of their normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial position. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our results of operations in a period, depending on our results of operations for the particular period. We are unable to estimate a range of reasonably possible punitive losses.

Refer to Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on certain of the above legal proceedings.

Deferred Policy Acquisition Costs, Value of Business Acquired, and Goodwill

We defer certain costs incurred in acquiring new business and expense these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Value of business acquired (VOBA) represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. Deferred policy acquisition costs and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for deferred policy acquisition costs and VOBA is performed when, in our judgment, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred policy acquisition costs and/or VOBA on a line of business is questionable. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either deferred policy acquisition costs and/or VOBA are not recoverable, the deficiency is charged to expense.

Goodwill is not amortized, but we review on an annual basis the carrying amount of goodwill for indications of impairment, with consideration given to financial performance and other relevant factors. In accordance with accounting guidance, we test for impairment at either the operating segment level or one level below. In addition, certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition would cause us to review goodwill for impairment more frequently than annually.

Industry Factors

All of our businesses are highly regulated and competitive. Our profitability is affected by a number of factors, including rate competition, frequency and severity of claims, lapse rates, government regulation, interest rates, and general business considerations. There are many insurance companies which actively compete with us in our lines of business, some of which are larger and have greater financial resources, and there is no assurance that we will be able to compete effectively against such companies in the future. See “Competition” contained herein in Item 1 for additional information on the competition we face.

Capital Adequacy

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulations, is considered important by state insurance regulatory authorities and the rating agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the rating agencies.

The individual RBC ratios for our U.S. insurance subsidiaries at December 31, 2006, were above the range that would require state regulatory action. If the NAIC or state regulators adopt revisions to the RBC formula, our insurance subsidiaries may require additional capital. The additional capital required may not be available on favorable terms, if at all. In addition, insurance companies in the U.K. are subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA. Need for additional capital could limit a subsidiary’s ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations.

Income Protection Insurance

Income protection insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, work ethics, motivation, stability, and mores can significantly affect the demand for and underwriting results from income protection products. The climate and the nature of competition in income protection insurance have also been markedly affected by the growth of social security, workers’ compensation, and other governmental programs in the workplace.

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

The pricing actions available in the individual income protection market differ between product classes. The nature of that portion of our outstanding insurance business that consists of individual noncancelable income protection policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, does not permit us to adjust premiums on our in-force business due to changes resulting from such factors. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect external factors, but rate changes cannot be implemented as quickly as in the group income protection market.

Income protection insurance products are important products for us. To the extent that income protection products are adversely affected in the future as to sales or claims, our business or results of operations could be materially adversely affected.

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new insurance product, the degree of expertise within the insuring organization to properly price the products and use appropriate assumptions when establishing reserves potentially has greater risk than that of other product offerings for which greater experience exists regarding trends and appropriate assumptions. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy trends have extended. Changes in actual mortality trends relative to assumptions may adversely affect our profitability. Long-term care insurance is guaranteed renewable and can be re-priced to reflect external factors.

Group Life Insurance

Group life insurance may be affected by many factors, including the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with lower claim incidence rates, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks and natural disasters, which may also affect the availability of reinsurance coverage. Changes in any of these factors may adversely affect our profitability.

Epidemics, Pandemics, Terrorists Attacks, Natural Disasters or Other Extreme Events

Extreme events, including terrorism, can affect the economy in general, our industry, and us specifically. Such events could materially adversely affect our business and results of operations, and in the event of extreme circumstances, our financial condition or viability. Beyond obtaining coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from terrorism away from us. In particular, in the event of bioterrorism attacks, epidemics, or other extreme events, we could face significant health care costs depending on the government’s actions and the responsiveness of public health agencies and other insurers. In addition, we could also be adversely affected if we do not maintain adequate procedures to ensure disaster recovery and business continuity for our facilities and operations in the event of such occurrences.

Investments

We maintain an investment portfolio that consists primarily of fixed income securities. The quality and/or yield of the portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer, changes in market conditions, changes in interest rates, changes in foreign exchange rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, accounting irregularities or fraud committed by the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer.

The investments we hold are predominantly invested to support the insurance liabilities of our subsidiaries. The timing and/or amount of the investment cash flows may not match those of the liabilities.

The investments held by our insurance subsidiaries are highly regulated by specific legislation in each state that governs the type, amount, and credit quality of allowable investments. Legislative changes could force us to restructure the portfolio in an unfavorable interest rate or credit environment, with a resulting adverse effect on profitability and the level of statutory capital.

We use derivative instruments that are hedging in nature. Our profitability may be adversely affected if a counterparty to the derivative defaults in its payment. This default risk is mitigated by cross-collateralization agreements.

Dividend Restrictions

Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries rely on dividends or extensions of credit from our insurance company subsidiaries, including our U.S. insurance subsidiaries and Unum Limited, to make dividend payments on our common stock, meet debt payment obligations, and pay our other obligations. Our insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The level of statutory earnings and capital in our insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to the holding company, which could impair our ability to pay our dividends or meet our debt and other payment obligations. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 3.1 million square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 901,000 square feet of office space. We also own substantially all of the surrounding 23 acres of land used for employee parking, including an employee parking garage and a 27-unit apartment building for corporate use and residential leasing to the general public. In addition, approximately 171,000 square feet of office space is leased and occupied in a nearby office building.

We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space and 250 acres of land, a portion of which has been developed for employee parking. In addition, approximately 115,000 square feet of office space is leased and occupied.

We own and occupy facilities totaling approximately 385,000 square feet in Worcester, Massachusetts, with approximately 5.6 acres of surrounding property used primarily for parking.

We own and occupy approximately 523,000 square feet of office space in Columbia, South Carolina. The buildings are located on approximately 47 acres with a portion developed for employee parking.

We also occupy office buildings in the United Kingdom which serve as the home offices of Unum Limited. We own and occupy property located in Dorking, with approximately 63,000 square feet of office space located on approximately 60 acres with a portion developed for employee parking. In addition, approximately 65,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke and another 11,000 square feet of leased office space serves five major city locations in England and Scotland.

We lease and occupy approximately 89,000 square feet of office space in Glendale, California. Additionally, we lease other office space, for periods principally from five to ten years, for use by our affiliates and sales forces.

We believe our properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Item 8, Note 15 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is “UNM.” Quarterly closing prices and dividends paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2006
1st Quarter	$24.44	$19.93	$0.075
2nd Quarter	20.88	17.08	0.075
3rd Quarter	19.78	16.15	0.075
4th Quarter	22.58	19.20	0.075

2005
1st Quarter	$18.08	$16.49	$0.075
2nd Quarter	18.84	15.50	0.075
3rd Quarter	20.91	18.29	0.075
4th Quarter	22.90	19.01	0.075

The following graph shows a five year comparison of cumulative total returns for our common stock’s historical performance, the S&P Composite Index, and the Insurance Index (non-weighted average of “total returns” from the S&P Life Index and the S&P Multi-line Index). Past performance is not an indication of future results.

As of February 23, 2007, there were 17,051 registered holders of common stock.

For information on restrictions relating to our insurance subsidiaries’ ability to pay dividends to the holding company see “Dividend Restrictions” contained herein in Item 1A, “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7, and Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. For information relating to compensation plans under which Unum Group’s equity securities are authorized for issuance, see Item 12 contained herein.

ITEM 6. SELECTED FINANCIAL DATA
(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2006	2005	2004	2003	2002
Statement of Operations Data

Revenue
Premium Income	$7,948.2	$7,815.6	$7,839.6	$7,615.7	$7,151.1
Net Investment Income	2,320.6	2,188.3	2,158.7	2,158.4	2,028.9
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2	(173.8)	(309.1)
Other Income	264.3	262.1	260.3	218.3	213.4

Total	10,535.3	10,259.3	10,287.8	9,818.6	9,084.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	7,577.2	7,083.2	7,248.4	7,868.1	6,324.8
Commissions	819.0	804.7	842.3	844.1	820.2
Interest and Debt Expense and Cost Related to Early Retirement of Debt	217.6	208.0	207.1	187.2	162.4
Other Expenses (2)	1,456.1	1,469.5	2,265.7	1,371.6	1,202.6

Total	10,069.9	9,565.4	10,563.5	10,271.0	8,510.0

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	465.4	693.9	(275.7)	(452.4)	574.3
Income Tax (Benefit) (3)	61.8	189.9	(74.3)	(177.9)	188.2

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	403.6	504.0	(201.4)	(274.5)	386.1

Income (Loss) from Discontinued Operations (4)	7.4	9.6	(51.6)	(151.8)	22.2
Cumulative Effect of Accounting Principle Change, Net of Income Tax (5)	—	—	—	39.9	(7.1)

Net Income (Loss)	$411.0	$513.6	$(253.0)	$(386.4)	$401.2

Balance Sheet Data

Assets	$52,823.3	$51,866.8	$50,832.3	$49,718.3	$45,259.5

Long-term Debt (6)	$2,659.6	$3,261.6	$2,862.0	$2,789.0	$1,914.0
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debt Securities of the Company (6)					$300.0

Accumulated Other Comprehensive Income	$612.8	$1,163.5	$1,481.1	$1,171.2	$777.4
Other Stockholders’ Equity	7,106.0	6,200.4	5,743.0	6,099.8	6,065.8

Total Stockholders’ Equity	$7,718.8	$7,363.9	$7,224.1	$7,271.0	$6,843.2

	At or for the Year Ended December 31
	2006	2005	2004	2003	2002
Per Share Data

Income (Loss) from Continuing Operations (7)
Basic	$1.25	$1.71	$(0.68)	$(0.99)	$1.59
Assuming Dilution	$1.21	$1.61	$(0.68)	$(0.99)	$1.59

Income (Loss) from Discontinued Operations
Basic	$0.02	$0.03	$(0.18)	$(0.55)	$0.10
Assuming Dilution	$0.02	$0.03	$(0.18)	$(0.55)	$0.09

Cumulative Effect of Accounting Principle Change
Basic				$0.14	$(0.03)
Assuming Dilution				$0.14	$(0.03)

Net Income (Loss)
Basic	$1.27	$1.74	$(0.86)	$(1.40)	$1.66
Assuming Dilution	$1.23	$1.64	$(0.86)	$(1.40)	$1.65

Stockholders’ Equity	$22.53	$24.66	$24.36	$24.55	$28.33

Cash Dividends	$0.30	$0.30	$0.30	$0.37	$0.59

Weighted Average Common Shares Outstanding
Basic (000s)	324,654.9	295,776.4	295,224.3	276,132.2	242,032.9
Assuming Dilution (000s)	334,361.7	312,512.6	295,224.3	276,132.2	243,070.1

(1)	Included are regulatory claim reassessment charges of $396.4 million, $52.7 million, and $84.5 million in 2006, 2005, and 2004, respectively; reserve strengthening of $110.6 million in 2004 related to the restructuring of the individual income protection – closed block; and reserve strengthening of $894.0 million in 2003 for Unum US group income protection.

(2)	Includes the net increase in deferred policy acquisition costs, amortization of value of business acquired and goodwill, compensation expense, and other operating expenses. Included in these expenses are regulatory claim reassessment charges and broker compensation settlement expenses of $33.5 million, $22.3 million, and $42.5 million in 2006, 2005, and 2004, respectively, and, in 2004, charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively.

(3)	Amounts reported for 2006 and 2005 include income tax benefits of $91.9 million primarily as the result of group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate and $42.8 million related to the reduction of income tax liabilities, respectively.

(4)	Amounts reported for 2004 and 2003 include after-tax losses of $71.3 million and $196.9 million, respectively, from the Canadian branch sale and write-downs.

(5)	We adopted the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, in 2003 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

(6)	In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. We adopted the provisions of FIN 46 in 2003 and subsequently adopted FIN 46(R) (revised December 2003) effective March 15, 2004, resulting in the elimination of the company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt securities of Unum Group and an increase of $300.0 million in long-term debt.

(7)	Excludes cumulative effect of accounting principle change.

Financial results previously reported were revised in the preceding table for the classification of GENEX Services, Inc. as a discontinued operation, as discussed in Notes 1 and 2 of our “Notes to Consolidated Financial Statements” contained herein in Item 8.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with our consolidated financial statements and notes thereto in Item 8.

Executive Summary

In commenting on our results for 2006, we will discuss three major topics: operating performance of our three major business segments, strategic initiatives, and our outstanding legal and regulatory issues.

Operating Performance of our Major Business Segments

For 2006, we reported solid operating results in all of our Unum US (previously U.S. Brokerage) segment lines of business, with operating results generally meeting our expectations. Our supplemental and voluntary lines reported significantly improved results relative to the prior year. Our group life and accidental death and dismemberment lines of business reported somewhat lower results year over year due to the expected decline in premium revenue resulting from continued pricing discipline. Although our Unum US group long-term income protection line of business did not perform at the level of our long-term expectations due to claims management performance during the early months of 2006, we are very pleased with the progress made during 2006 in improving the profitability in this line of business. We believe we have taken the necessary actions to improve claim operational effectiveness over the long term and have experienced improvements in the area of claims management performance during 2006, with greater consistency in claim recovery rates and in the timing of claim decisions. We expect additional improvements to occur during 2007. Positive trends continue to emerge for our Unum US group long-term income protection line of business, including: favorable pricing trends; stable to declining claim incidence trends; renewal profit improvement; aggressive management of expenses; improvements in operating effectiveness; and the management of persistency of the in-force block of business, which includes retaining business that is more profitable than business which terminates. Separate and distinct from our current operational trends is the 2006 revision of our claim reassessment reserve, discussed more fully below, which reflects our commitment to comply fully with our regulatory settlement agreements.

For 2006, sales in our Unum US segment reflect achievement of our strategy of disciplined pricing and a balanced business mix through diversification. For our group products, we had a sales mix of approximately 52 percent core market (employee groups with less than 2,000 lives) and 48 percent large case market, below our targeted 60 percent core/40 percent large case market distribution mix, but we maintained our disciplined pricing and underwriting for the large case group business we sold. We also reported sales growth in our Unum US voluntary workplace benefits, individual income protection multi-life, and group long-term care lines of business for 2006 relative to the prior year. In keeping with our sales strategy for multi-life sales, we are not aggressively marketing single individual sales of individual income protection and individual long-term care, as evidenced by the lower sales reported for these product lines.

Our Unum UK (previously Unum Limited) segment continues to produce excellent operating results, with an increase in segment operating income of 35.0 percent, as measured in Unum UK’s local currency, compared to 2005. Sales in Unum UK, which were challenging throughout 2006, improved in the third and fourth quarters relative to the first two quarters of the year. Sales in this market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. As a result, we anticipate that Unum UK sales during 2007 will increase from the early 2006 levels. We expect to maintain our market leadership position in the highly competitive U.K. market.

Our Colonial segment also had excellent operating results in 2006, with an increase in segment operating income of 18.2 percent compared to the prior year. Colonial reported sales growth of 10.0 percent in 2006 compared to last year. The sales increase was primarily driven by sales growth in the core markets (employee groups with less than 2,000 lives). Sales in the large case market, which is comprised of employee groups with 2,000 lives or greater, also increased in 2006 relative to the prior year. We are focused on maintaining profitable and sustainable sales growth for this segment.

During 2006, we continued to diversify and improve our business balance by concentrating on growth in Unum UK, Colonial, and our Unum US supplemental and voluntary product lines and by shifting our Unum US group lines of business into a more balanced mix between small and mid-employer core market segments and the large employer market segment. While facing challenging market conditions, we maintained our disciplined approach to pricing and underwriting, and we are willing to sacrifice market share, if necessary, to ensure that the business we are selling is appropriately priced. Although we have shifted our mix of group business, we continue to lead the U.S. disability income protection insurance marketplace, according to the 2005 JHA group and individual disability market survey results announced during the second quarter of 2006. As measured by inforce premium, we hold a 22.5 percent share in the U.S. group disability market and a 36 percent share in the U.S. individual disability market. It is the 30th consecutive year that we have led the U.S. group disability income protection industry. In the U.K. market, according to the GEIS 2006 survey which is based on inforce premium, we have maintained our significant market position, with approximately 56.9 percent of the U.K. group disability market. We believe that our continued leadership position is a testament to both the quality of our products and services as well as the strong relationships we have established over the years with both our customers and brokers. We believe, and independent market surveys indicate, that we have been successful in maintaining a solid reputation and strong relationships with our customers, brokers, and agents. Survey ratings for our products and services remain favorable, and ratings for our image and reputation are also favorable, with continued improving trends.

We constantly look for opportunities to improve the consistency of business plan execution and have initiated actions to do so. We have improved technology solutions in our administration areas and implemented a focused plan for consistent service delivery in our customer service areas. We have completed the first phase of a customer-oriented business model which not only provides products and services that meet the needs of the marketplace but is also supported by front-to-back business processes and technology. We have also introduced a new web-based enrollment platform for our workplace benefits products that will help employees fully understand the benefit coverage provided by an employer and the additional insurance options that may be available at the workplace. During 2006, we joined with Matria Healthcare to create a new disability and disease management partnership aimed at helping employers combat rising healthcare costs and improve workforce productivity.

We actively manage the credit risk and interest rate risk in our investment portfolio. During 2006, the relationship between our reserve discount rates and the respective portfolio yield rates remained within our target ranges. We strive to match the cash flows of our investment portfolios with the cash flows of our liabilities to eliminate as much as possible our exposure to changes in the overall level of interest rates. While our core investments are investment grade corporate fixed maturity securities, we also invest in other asset categories for diversification and yield. Our investment portfolio is well diversified across industry sectors and geographically diversified with respect to our mortgage loan portfolio. The average quality of our fixed maturity security portfolio was A2 at the end of 2006.

We believe that the actions we have taken during the past several years and in 2006 have improved the effectiveness of the basic functions of our businesses, reduced our business volatility, and led to a greater consistency in the execution of our business plan.

Strategic Initiatives

Capital Management Initiatives

Our significant capital management accomplishments during 2005 and 2006 have established a foundation for improved financial flexibility in 2007 and beyond. The risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the National Association of Insurance Commissioners (NAIC) Company Action Level formula, was approximately 300 percent at the end of 2006, our target level for the combined RBC ratio.

In November 2005, we repatriated $454.8 million in unremitted foreign earnings under the Homeland Investment Act of 2004. In 2005 we repaid $227.0 million of maturing debt and completed a long-term debt offering in conjunction with the November repatriation. In the first quarter of 2006, we purchased and subsequently retired $400.0 million of the senior note element of our remarketed adjustable conversion-rate equity security units issued during 2003. In May 2006, upon settlement of the common stock purchase contract of the adjustable conversion-rate equity security units, we received approximately $575.0 million and issued 43.3 million shares of common stock. We continued to lower our debt through the purchase of $300.0 million of debt in the second quarter of 2006 and $32.0 million in the fourth quarter of 2006. With these actions, we reduced our financing risk by lowering our consolidated debt and smoothing our debt maturity schedule. Further, during 2006 we made voluntary contributions of $92.0 million to our U.S. qualified defined benefit plan and $44.2 million to our U.K. defined benefit plan.

We continue to execute our capital management initiatives to further build on our foundation of improved financial flexibility, and on November 1, 2006, we announced the completion of our securitization of approximately $1.5 billion of group long-term income protection claim reserves through the issuance of $130.0 million senior, secured notes by our wholly-owned subsidiary Tailwind Holdings, LLC (Tailwind Holdings). This offering, which we believe was the first of its kind in the disability insurance industry, increases our financial flexibility as we continue to implement long-term capital management strategies that are aligned with our capital management initiatives.

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on how we can more effectively manage the capital supporting this business. Our three major operating segments, which at December 31, 2006 were supported by approximately $6.5 billion of allocated capital, produce a return on equity that is generally consistent with our current plan and on target to attain our long-term goal for return on equity. The closed block of individual income protection is supported by approximately $2.6 billion of allocated capital, and our return on equity for this business generally is in the low single digits. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are cautiously optimistic that we can complete a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to divert some of the capital currently supporting this block of business to support other initiatives and therefore increase our total consolidated return on equity.

Our capital planning objectives are: maintain our RBC ratio at approximately its current level; maintain our leverage ratio at current levels while exploring the potential benefits of further reductions; maintain holding company liquidity to cover at least one year of fixed charges; and evaluate opportunities for the effective use of any holding company liquidity in excess of our target.

Debt and Financial Ratings and Improved Stock Valuation

Concerning our debt and financial strength ratings, we maintain an ongoing dialogue with the rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. We also meet periodically with the investment community. We believe that we continue to build investor and rating agency confidence.

The total return on our stock was approximately 38 percent from the end of 2003 to the end of 2006. Our stock no longer trades at a significant discount in price to book value relative to our return on equity, resulting in a stock valuation more consistent with our insurance peer group. We are focused on improving our return on equity as a means of further improving the valuation of our Company’s common stock.

Our current ratings, as well as changes occurring during 2006, are discussed more fully under “Ratings” contained herein in Item 7. We believe that we are well positioned to achieve an investment grade debt rating from Moody’s and S&P, which should lead to tighter credit spreads and improved stock valuation, but an improvement in our rating is entirely at the discretion of the rating agencies.

Outstanding Legal and Regulatory Issues

During 2006, we made progress in settling some of our outstanding legal and regulatory issues as described in Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 8.

During 2006, we reached an agreement in principle with the plaintiffs (subject to court approval) on the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters outlined in our litigation footnote. In addition, we reached a settlement agreement on broker compensation with the Office of the New York Attorney General (NYAG) that directly resolves all issues raised by the NYAG in its review of our broker compensation practices. The review was part of a larger investigation of broker compensation practices in the insurance industry. We also resolved litigation filed by the California Insurance Commissioner against our Company and other insurers regarding disclosure practices in broker compensation. Under the settlements, we are implementing a new, simpler compensation program for our group products. Additionally, we are expanding our disclosure of broker compensation programs, enhancing a policy that we believe is already among the most comprehensive in the industry. We had previously taken a number of steps which we believe enhanced transparency by establishing, in March 2005, disclosure policies that provided customers with a means of obtaining information about the compensation paid to their brokers. At that time, we discontinued all programs that provided loans, equity investments, contests, and trips based on sales levels attained. As part of the settlement with the NYAG, we agreed to pay a fine of $1.9 million and to establish a fund of $15.5 million to provide restitution for any customer determined to be harmed by past practices. These charges are included in our 2006 results.

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

The revision of our claim reassessment reserve in the first and third quarters of 2006, discussed in the following section, reflects our continued commitment to comply fully with our regulatory settlement agreements. This is an unprecedented process, and thus the cost has been difficult to estimate. Because we based our revised third quarter of 2006 estimate on approximately 55 percent of the ultimate number of decisions rather than approximately 20 percent of the ultimate number, as was necessary in the first quarter of 2006, we believe that the data upon which it was based is more statistically credible. The reassessment process is completely separate from our ongoing claim operation and will be concluded by the end of 2007. Based on the claims already reviewed and our estimate for the remaining claims to be reassessed, both the number of claim decisions overturned and the associated claim payments on the reopened claims equal approximately two percent of the total group and individual long-term income protection claim decisions and claim payments made during the time period covered by the reassessment process.

We have completed the mailing of virtually all of the required claim reassessment notices. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through the end of 2006, approximately 27 percent of the recipients of the reassessment notice had requested claim reassessment information forms, and thus far we have sent the claim reassessment information forms to approximately 80 percent of these individuals. Of those to whom we have sent the claim reassessment information forms, 27 percent of the recipients of the forms have completed them and returned them to us for review. We expect that the rate of response for reassessment will increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms.

A more thorough discussion of these issues, as well as an update of our other outstanding legal and regulatory issues, is included in the following section “2006 Significant Transactions and Events” and in Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 8.

Focus for 2007

Our focus for 2007 remains much the same – supporting employers and their employees. Themes that will guide our actions in 2007 include:

•	Consistent execution. This will remain a priority as we work to ensure that each business and product line meets expectations.

•

Continued innovation throughout the business. Our customers’ needs are changing, and as an industry leader we need to drive change in our industry and within our Company to respond to these changing conditions. The ability to react quickly to meet the needs in the market can be a powerful competitive advantage.

•	Capitalizing on our strong brands and marketplace reputation will take on added importance as we seek to build on this year’s momentum.

•	Execution of our strategic and capital initiatives.

•	Continued resolution of outstanding legal and regulatory issues.

2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

Each quarter we review our emerging experience to ensure that the reserves we established for our claim reassessment process are appropriate. The reassessment process was implemented as a result of the settlement agreements we entered into with various state insurance regulators in the fourth quarter of 2004 and the settlement agreement we entered into with the California DOI in the third quarter of 2005. See “Settlement of Multistate Market Conduct Examination” and “California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements” contained herein for further discussion of these agreements.

In the first quarter of 2006, we recorded a charge to increase our provision for the estimated costs associated with our claim reassessment process. The charge was $86.0 million before tax and $55.9 million after tax and decreased before-tax operating results for our Unum US segment group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million. When we recorded this charge, we based our estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total of 25,000 claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005.

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

The following provides additional information to highlight the shift in assumptions:

1.	From the inception of the reassessment process in January 2005 through March 2006, approximately 23 percent of the decisions made when the claim was originally submitted were overturned in the reassessment.

2.	From April through September 2006, the overturn rate averaged 50 percent, with the most dramatic shift occurring in the third quarter.

3.	That recent change increased the average overturn rate from 23 percent experienced through March 2006 to 36 percent at September 2006 from inception to date.

4.	The shift appeared to be due to a higher than expected level of claimants whose disability deteriorated since the initial claim decision and/or whose disability now qualifies the claimant to receive Social Security benefits.

5.	The average incurred cost during the period April through September 2006 was also slightly higher than the average cost associated with the period from inception through March 2006.

6.	Our assumption concerning the total number of claims projected to be reassessed was generally consistent with the levels originally assumed.

Based on these changes in our emerging experience, in the third quarter of 2006 we increased our provision for the cost of the reassessment process $325.4 million before tax and $211.5 million after tax. The revised third quarter estimate was based on the cost of approximately 55 percent of the projected ultimate total of 25,000 claims expected to be reassessed. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time now estimated to complete the process. Our best estimate of $310.4 million for the reopened claims assumed that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed would be similar to the average profile of the 55 percent already reviewed at that time. The third quarter charge decreased before-tax operating results for our Unum US segment group income protection line of business $291.4 million and our Individual Income Protection – Closed Block segment $34.0 million.

As of the end of 2006, we had completed our review of approximately 55 percent of the total claims expected to be reassessed and had information on an additional 15 percent for which we had not yet finalized our review. Our review indicated the following regarding our assumptions:

1.	From October through December 2006, the overturn rate averaged 41 percent compared to 50 percent for the period April through September 2006.

2.	The average overturn rate was 37 percent at December 2006 from inception to date, compared to 36 percent at September 2006, and was consistent with the assumption we used for our third quarter 2006 revision.

3.	The average incurred cost during the period October through December 2006 remained consistent with the higher average cost we experienced during the period April through September 2006 and was consistent with the assumption we used for our third quarter 2006 revision.

4.	Our assumption concerning the total number of claims projected to be reassessed remained generally at the level originally assumed.

Our best estimate remains consistent with that supporting the third quarter charge. Based on current information, we continue to believe that our ultimate claim reassessment costs could be lower or higher by approximately $90.0 million relative to the best estimate upon which our accruals are currently based. The estimate of the lower and upper end of the range of reasonably possible additional costs is much less certain than our best estimate and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range. We continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and in excess of our reasonably possible range.

Regulatory Investigations

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we have responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor (DOL). Following highly publicized litigation involving the alleged practices of a major insurance broker, the NAIC has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, we received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and us and our subsidiaries. As previously discussed, in November 2006 we entered into a settlement agreement on broker compensation with the NYAG in the form of an assurance of discontinuance that provides for a national restitution fund of $15.5 million and a fine of $1.9 million. We expect that the restitution fund will be fully distributed by the end of 2007.

Since October 2004, we have received subpoenas or information requests from the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and information requests sought information regarding, among other things, quoting processes, broker compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We have cooperated fully with these investigations.

With respect to the states listed, other than Florida and other than those with whom settlements have been reached, we have not received any further inquiries in the past 12 months and consider those investigations to be dormant.

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

We previously announced that we support the full disclosure of compensation paid to both brokers and agents. We have implemented policies to facilitate customers obtaining information regarding broker compensation from their brokers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our Company website about our broker compensation programs. Under these policies, any customer who wants specific broker compensation related information can obtain this information by contacting our Broker Compensation Services at a toll-free number. Other changes include requiring customer approval of compensation paid by us to the broker when the customer is also paying a fee to the broker and strengthening certain policies and procedures associated with new business and quoting activities.

In addition to various regulatory agencies investigating issues relating to broker compensation and quoting practices, the Company has been named as a defendant, along with other insurers and brokers, in litigation brought by regulatory agencies or private parties in putative class actions making allegations arising out of broker compensation arrangements or quoting practices. For further information on the various lawsuits, see Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 8.

In February 2006, we received from the Financial Services Authority (FSA) in the U.K. the results of the FSA’s risk assessment review of Unum Limited. The FSA now conducts risk assessment reviews on a regular basis in the normal course of its regulatory role. We have responded to all of the recommendations contained in the 2006 review results and continue to cooperate fully with the FSA in its regular review of risks in our U.K. regulated businesses.

Beginning in March 2005, several of our insurance subsidiaries received requests from various regulatory agencies seeking information relating to finite reinsurance. The requests seek information on such matters as our use of finite reinsurance, controls relating to proper accounting treatment, existence of side agreements, and maintenance of underwriting files on the reinsurance agreements. We have responded to all requests.

In March 2006, we received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We are cooperating fully with the SEC in its investigation.

Financing

The scheduled remarketing of the senior note element of our 2003 adjustable conversion-rate equity security units (units) occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased 2006 income by $5.3 million before tax, or $3.4 million after tax. In May 2006, we settled the purchase contract element of the units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

In the second quarter of 2006, we purchased $50.0 million of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. In the fourth quarter of 2006, we purchased $32.0 million aggregate principal amount of our outstanding 6.850% notes due 2015. The costs associated with these debt reductions decreased our 2006 income approximately $20.5 million before tax, or $13.5 million after tax.

In November 2006, Tailwind Holdings, a newly formed Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $130.0 million of senior, secured notes in a private offering. The payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. See “Liquidity and Capital Resources” contained herein in Item 7 and Notes 9 and 16 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information on Tailwind Holdings and Tailwind Re.

Dispositions

During January 2007, we entered into a definitive agreement to sell our wholly-owned subsidiary, GENEX, a leading workers’ compensation and medical cost containment services provider. Our growth strategy is focused on the development of our primary markets, and GENEX’s specialty role in case management and medical cost containment related to the workers’ compensation market is no longer consistent with our overall strategic direction. We expect to close the transaction during the first quarter of 2007, subject to customary closing conditions. The expected gain on the transaction is not material. GENEX is accounted for as an asset held for sale at December 31, 2006 and is reported as discontinued operations in the consolidated financial statements. See Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information.

Income Tax

Included in 2006 operating results is income of $2.6 million before tax and approximately $3.9 million after tax attributable to the receipt of interest and tax refunds on prior year tax items in excess of what was previously provided.

Additionally, in 2006 we recognized an income tax benefit of approximately $91.9 million as the result of the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction in which our businesses operate.

Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e., vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. Under this method, the provisions are generally applied only to share-based awards granted after adoption. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations. Additional information concerning the adoption of SFAS 123(R) can be found in Notes 1 and 12 of the “Notes to Consolidated Financial Statements” contained in Item 8.

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

Effective December 31, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. Also, under SFAS 158, defined benefit pension and other postretirement plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The adoption of SFAS 158, which resulted in an $84.1 million decrease in accumulated other comprehensive income in stockholders’ equity, had no effect on our results of operations.

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We will adopt the provisions of SOP 05-1 effective January 1, 2007. The cumulative effect of applying the provisions of SOP 05-1 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007. We estimate that the amount of the cumulative effect adjustment, which will equal the difference between the net amount of assets and liabilities recognized in our balance sheet at December 31, 2006, prior to the application of SOP 05-1, and the net amount of assets and liabilities recognized as a result of applying these provisions, will decrease retained earnings approximately $400.0 million to $450.0 million. We estimate that the adoption of SOP 05-1 will increase our amortization expense in the range of approximately $15.0 million to $25.0 million in 2007, with an immaterial change in expense levels thereafter.

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FIN 48 effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007. We estimate that the amount of the cumulative effect adjustment, which will equal the difference between the net amount of assets and liabilities recognized in our balance sheet at December 31, 2006, prior to the application of FIN 48, and the net amount of assets and liabilities recognized as a result of applying these provisions, will increase retained earnings by up to $25.0 million.

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

2005 Significant Transactions and Events

California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements

In October 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California DOI in connection with a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the fourth quarter of 2004 multistate settlement agreements our insurance subsidiaries entered into with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination. See further discussion under “Settlement of Multistate Market Conduct Examination” contained herein.

As part of the settlement with the California DOI, we paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to our California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claims handling changes. In entering the settlement, we did not agree with the allegations and characterization of our past claims handling practices made by the California DOI. During the last several years, we have undertaken broad changes designed to improve the quality of claims decisions and our service levels to policyholders, including changes made as a result of the multistate settlement agreements. Because of this, we do not believe that the California DOI’s allegations or its market conduct examination report provide an accurate portrayal of our claim practices today.

Under the terms of the settlement, we changed certain provisions specific to California disability policies. Additionally as part of the settlement, we received approval from the California DOI for the use of new individual and group disability policy forms, which became available for sale on November 1, 2005.

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

We amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997, and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice. Those claimants who were eligible to participate but did not receive notice pursuant to the amendment remained eligible to request participation until June 30, 2006.

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

Based on the settlement agreement and related matters as they existed at that time period, in the third quarter of 2005 we recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that were anticipated as a result of the claim process changes being implemented; and the $8.0 million civil penalty. The charge decreased before-tax operating results for the Unum US segment group income protection line of business and supplemental and voluntary lines of business $37.4 million and $3.3 million, respectively, and the Individual Income Protection – Closed Block segment $34.3 million. The ongoing costs of changes in the claims handling process and governance improvements have subsequently been included in our operating expenses as incurred. See “2006 Significant Transactions and Events – Revised Claim Reassessment Reserve Estimates” for a discussion of subsequent increases to our 2005 charge.

Acquisitions and Dispositions

During 2005, GENEX acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million.

During 2005, Unum UK completed the sale of its Netherlands branch. The gain on the sale was approximately $4.0 million after tax.

During 2005, we disposed of our remaining 40 percent ownership position in our Argentinean operation and recognized an after tax gain of approximately $0.4 million.

Income Tax

Under the Life Insurance Company Tax Act of 1959, U.S. stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the Homeland Investment Act of 2004 was enacted. The Homeland Investment Act of 2004 provided in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 would be taxed.

The amount of the policyholders’ surplus accounts of our U.S. insurance subsidiaries at December 31, 2004, was approximately $228.8 million. Distributions made during 2005 by these life insurance subsidiaries, including dividend distributions, were deemed to occur first from the policyholders’ surplus accounts. As a result, our U.S. life insurance subsidiaries distributed as dividends the remaining balance of their policyholders’ surplus accounts to the holding company during 2005. This resulted in the elimination of a future potential tax of approximately $80.1 million which had not previously been provided for in current or deferred taxes because management considered the conditions under which such a tax would be paid to be remote. This will also allow us to engage in transactions in the future without concern for triggering a tax liability related to distributions from the policyholders’ surplus accounts.

In April 2005, the Internal Revenue Service (IRS) completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR). Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. In the fourth quarter of 2005, we paid the IRS proposed adjustments for its 1999 through 2001 tax years and subsequently filed claims for refund on disputed issues.

In the third quarter of 2005, we recognized an income tax benefit of approximately $10.8 million related to the finalization of income tax reviews of our U.K. subsidiaries.

During the fourth quarter of 2005, we repatriated $454.8 million in unremitted foreign earnings from our U.K. subsidiaries under the Homeland Investment Act of 2004. In connection with the repatriation, we recorded current taxes payable on such previously unremitted foreign earnings of approximately $15.3 million and recorded a tax benefit of approximately $18.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of our foreign subsidiaries, both of which were included in the results reported for 2005.

Financing

During 2005, we repaid $227.0 million of maturing debt. In conjunction with the repatriation, in November 2005, we completed a long-term debt offering, issuing $400.0 million of 6.85% senior notes due November 15, 2015.

Closed Block Reinsurance Recapture from Centre Life Reinsurance Ltd.

During 2005, we recaptured a closed block of individual income protection business that included approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

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

On a statutory basis of reporting, the recapture increased statutory surplus $57.5 million in Unum America. The recapture did not have a material impact on our targeted RBC objectives for our U.S. insurance subsidiaries.

2004 Significant Transactions and Events

Settlement of Multistate Market Conduct Examination

Our U.S. insurance subsidiaries experienced increased market conduct examinations by state insurance departments during 2002 and 2003 focused specifically on our disability claims handling policies and practices. The insurance commissioners of Maine, Massachusetts, and Tennessee, the states in which our three principal U.S. insurance subsidiaries are domiciled, initiated a multistate targeted market conduct examination in September 2003 that focused on the disability claims handling policies and practices of these subsidiaries. This multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004, which was agreed to by 48 states and the District of Columbia. The examination report made no findings of violations of law or regulations. The examination identified areas of concern which became the focus of certain changes to our disability claims handling operations. The settlement agreements also included a reassessment of certain previously denied or closed claims, additional corporate and board governance, and payment of a fine in the amount of $15.0 million that was allocated among the states and jurisdictions participating in the agreements. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on the Company’s U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements have subsequently agreed to extend the reassessment process until December 31, 2007, and we expect to conclude the claim reassessment process by that time. The examinations will commence before or after that date. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, it is not probable that we will fail to meet the performance standards in the agreements when these examinations are concluded.

In addition, the DOL, which had been conducting an inquiry relating to certain ERISA plans, joined the settlement agreements. The NYAG, which had engaged in its own investigation of our claims handling practices, notified us that it supported the settlement and closed its investigation on this issue.

The reassessment process is a principal feature of the settlement agreements. Under the agreements, we are offering to reassess any individual or group long-term disability claim that was denied or closed since January 1, 2000, except for specific categories of closures such as settlement, death, or payment of maximum benefits. The potential pool of claims decided over the nearly five year period that are eligible for reassessment if the claimant elects to participate is approximately 215,000 claims. However, almost half of these claims are subject to a preliminary determination as to whether the claimant seeking reassessment “returned to work” under the policy, in which case the claim is not eligible for further reassessment. We will also accept requests for reassessment from other individuals whose claims were closed after January 1, 1997, and through December 31, 1999, subject to the same closure exceptions as the group receiving notice, and from claimants who dispute the category for closure if it affects their eligibility for reassessment. See previous discussion under “2005 Significant Transactions and Events – California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements” contained herein pertaining to subsequent amendments to the multistate settlement agreements’ reassessment process.

In the fourth quarter of 2004, we recorded a charge related to the settlement of the multistate market conduct examination of $127.0 million before tax, or $87.8 million after tax, comprised of four elements: $27.5 million of incremental direct operating expenses to conduct the two-year reassessment process; $44.0 million for benefit costs and reserves from claims reopened from the reassessment; $40.5 million for additional benefit costs and reserves for claims already incurred and currently in inventory that are anticipated as a result of the claim process changes being implemented; and the $15.0 million fine. The charge decreased before-tax operating results for the Unum US segment group income protection and individual income protection – recently issued lines of business $116.7 million and $1.7 million, respectively, and the Individual Income Protection – Closed Block segment $8.6 million. See “2006 Significant Transactions and Events – Revised Claim Reassessment Reserve Estimates” for a discussion of subsequent increases to our 2004 charge.

Restructuring of Individual Income Protection – Closed Block Business

In the first quarter of 2004, we restructured our individual income protection – closed block business wherein three of our insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The individual income protection – closed block reserves in these three subsidiaries comprise approximately 90 percent of our overall retained risk in the closed block of individual income protection. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above the retention limit, which equaled approximately $8.0 billion in existing statutory reserves at the date of the transaction. The maximum risk limit for the reinsurer was approximately $783.0 million initially and is now estimated to grow to approximately $2.4 billion over time, after which any further losses will revert to us. These reinsurance transactions were effective as of April 1, 2004. We transferred cash equal to $521.6 million of reserves ceded in the Individual Income Protection – Closed Block segment plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under our retention limit. We retained the higher yielding investments historically associated with these reserves and redeployed these investments to other lines of business.

In conjunction with the restructuring of the individual income protection – closed block business, effective January 1, 2004, we modified our reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment was consistent with our financial restructuring and separation of this business from the lines of business which actively market new products. In the past, this business had been reported in combination with the individual income protection – recently issued line of business. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The separation of the closed block business into a separate reporting segment required us to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. These impairment charges, $856.4 million before tax and $629.1 million after tax, were recorded in the first quarter of 2004.

Also as part of the restructuring, we analyzed the reserve assumptions related to our individual income protection – closed block reserves as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, we lowered the claim reserve discount rate to reflect the segmentation of assets between the individual income protection – recently issued business and the individual income protection – closed block business, the change in our investment portfolio yield rates during the first quarter of 2004, our expectation of future investment portfolio yield rates, and our desire to maintain the relationship between the claim reserve discount rate and the investment portfolio yield rate for the individual income protection – closed block at our long-term objective. The segmentation of the investment portfolio was necessary to ensure appropriate matching of the duration of the assets and the related policy liabilities. Based on this analysis, in the first quarter of 2004 we increased the individual income protection – closed block claim reserves by $110.6 million before tax, or $71.9 million after tax, to reflect our current estimate of future benefit obligations. The first quarter 2004 change represented a 1.2 percent increase in total net Individual Income Protection – Closed Block segment reserves as of March 31, 2004, which equaled $9.530 billion prior to this increase.

Financing

As part of the restructuring, in May 2004, we issued 12.0 million 8.25% adjustable conversion-rate equity security units in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Proceeds from the offering were used to restore our U.S. insurance subsidiaries’ RBC to the approximate overall level that existed prior to the individual income protection – closed block reinsurance transaction and to provide additional liquidity at the holding company level.

Acquisitions and Dispositions

In the first quarter of 2004, Unum UK became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to Unum UK. Unum UK also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom.

With the goal of focusing on our core operations, in 2004 we sold our Japanese operation, Unum Japan Accident Insurance Co., Ltd. We also entered into an agreement with the buyer to reinsure certain existing income protection business and intended to have a continuing presence in these operations for at least one year. We wrote down the book value of the Japan operations to the estimated fair value less cost to sell during 2003 and at that time recognized an impairment loss of $1.2 million before tax and $0.8 million after tax. We also recognized a tax benefit of $6.8 million, for a net after-tax gain of $6.0 million in 2003.

During the second quarter of 2004, we completed the sale of our Canadian branch and reported a loss of $70.9 million after tax on the sale. On a statutory basis of reporting, our U.S. insurance subsidiaries reported a 2004 gain of $250.6 million after tax on the sale of the branch. Additionally, the transaction resulted in an approximate 29 point improvement in the RBC ratio for our U.S. insurance subsidiaries, calculated on a weighted average basis. Financial results for the Canadian branch are reported as discontinued operations in the consolidated financial statements. See “Discontinued Operations” contained herein in Item 7 and Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our discontinued operations.

In 2004, GENEX acquired Integrated Benefits Management, a provider of case management services, at a purchase price of $0.7 million.

In conjunction with the restructuring of our Argentinean operation, we reduced our ownership position in this operation to 40 percent during 2004 and reported a before-tax loss of $4.7 million. We also recognized from this transaction a tax benefit of $7.4 million, for a net after-tax gain of $2.7 million on the 2004 transaction.

Income Tax

During 2004, we recognized tax benefits as a result of settlements with the IRS of certain tax issues (primarily related to insurance tax reserves and investment losses) affecting the federal income tax liability related to our 1996 through 1998 tax years. During the fourth quarter of 2004, we obtained a judgment in refund litigation for federal income tax paid for tax year 1984, plus interest, and as a result became entitled to a refund of tax plus interest for all tax years subsequent to tax year 1984 in which the IRS took inconsistent positions on the deductibility of insurance tax reserves that were the subject of the litigation and for which we paid tax based on the IRS’ inconsistent positions. Included in 2004 operating results is income of $14.0 million before tax and approximately $59.3 million after tax attributable to these prior year tax items.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. The accounting estimates we deem to be most critical to our results of operations and balance sheets are those related to reserves for policy and contract benefits, deferred policy acquisition costs, investments, and income taxes. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements.

For additional information, refer to our significant accounting policies in Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8.

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $36.9 billion and $35.0 billion at December 31, 2006 and 2005, respectively, or approximately 80 percent of our total liabilities. Reserves ceded to reinsurers were $7.6 billion and $7.3 billion at December 31, 2006 and 2005, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our traditional non interest-sensitive products, including our individual income protection, individual and group long-term care, and voluntary workplace benefits products in our Unum US segment; individual income protection products in our Unum UK segment; income protection and cancer and critical illness policies in our Colonial segment; and, the Individual Income Protection – Closed Block segment products. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e., loss recognition occurs).

•	Persistency assumptions are based on our actual historical experience adjusted for future expectations.

•

Claim incidence and claim resolution rate assumptions related to mortality and morbidity are based on industry standards adjusted as appropriate to reflect our actual experience and future expectations.

•	Discount rate assumptions are based on our current and expected net investment returns.

In establishing policy reserves, we use assumptions that reflect our best estimate while considering the potential for adverse variances in actual future experience, which results in a total policy reserve balance that has an embedded reserve for adverse deviation. We do not, however, establish an explicit and separate reserve as a provision for adverse deviation from our assumptions.

We perform loss recognition tests on our policy reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a segment when we perform the loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred policy acquisition cost balance, the existing policy reserves are increased or deferred policy acquisition costs are reduced to immediately recognize the deficiency. Thereafter, the policy reserves for the product line are calculated using the same method we used for the loss recognition testing, referred to as the gross premium valuation method, wherein we use our best estimate as of the gross premium valuation (loss recognition) date rather than the initial policy issue date to determine the expected future claims, commissions, and expenses we will pay and the expected future gross premiums we will receive.

We maintain policy reserves for a policy for as long as the policy remains in force, even after a separate claim reserve is established.

Policy reserves for Unum US, Unum UK, and Colonial products, which at December 31, 2006 represented approximately 26.5 percent, 0.2 percent, and 8.1 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Individual Income Protection – Closed Block segment, which at December 31, 2006, represented approximately 14.1 percent of our total gross policy reserves, are determined using the gross premium valuation method based on assumptions established as of January 1, 2004, the date of loss recognition. Key assumptions are policy persistency, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive. There is no provision for profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for this segment. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business quarterly. See our discussion entitled “Restructuring of Individual Income Protection – Closed Block Business” under “2004 Significant Transactions and Events” contained herein for a discussion of our reserve assumption changes as of January 1, 2004.

The Other segment includes products no longer actively marketed, the majority of which have been reinsured. Policy reserves for this segment represent $6.4 billion on a gross basis, or approximately 51.1 percent, of our total policy reserves. We have ceded $4.8 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported (IBNR) to us and, as prescribed by GAAP, equals our long-term best estimate of the present value of the liability for future claim payments and claim adjustment expenses. A claim reserve is based on actual known facts regarding the claim, such as the benefits available under the applicable policy, the covered benefit period, and the age and occupation of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience for factors such as the claim duration and discount rate. Reserves for IBNR claims, similar to incurred claim reserves, include our assumptions for claim duration and discount rates but because we do not yet know the facts regarding the specific claims, are also based on historical incidence rate assumptions, including claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims. Our incurred claim reserves and IBNR claim reserves do not include any provision for the risk of adverse deviation from our assumptions.

Claim reserves, unlike policy reserves, are subject to revision as current claim experience and projections of future factors affecting claim experience change. Each quarter we review our emerging experience to ensure that our claim reserves are appropriate. If we believe, based on our actual experience and our view of future events, that our long-term assumptions need to be modified, we adjust our reserves accordingly with a charge or credit to our current period income.

Multiple estimation methods exist to establish claim reserve liabilities, with each method having its own advantages and disadvantages. Available reserving methods utilized to calculate claim reserves include the tabular reserve method, the paid development method, the incurred loss development method, the count and severity method, and the expected claim cost method. No singular method is better than the others in all situations and for all product lines. The estimation methods we have chosen are those that we believe produce the most reliable reserves at that time.

Claim reserves supporting our Unum US group and individual income protection and group and individual long-term care lines of business and our Individual Income Protection – Closed Block segment represent approximately 38.5 percent and 42.1 percent, respectively, of our total claim reserves at December 31, 2006. We use a tabular reserve methodology for group and individual long-term income protection and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For group short-term income protection products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.9 percent of our total claim reserves at December 31, 2006. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 10.4 percent of our total claim reserves at December 31, 2006, and are calculated using generally the same methodology that we use for Unum US income protection and group life reserves. The persistency rates we assume in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK’s own experience.

The majority of the Colonial segment lines of business have short-term benefits, which have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial’s lines of business, which approximate 1.4 percent of our total claim reserves at December 31, 2006, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial lines of business are: 1) the timing, rate, and amount of estimated future claim payments; and 2) the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent reserves determined for each incurred claim and also include estimated amounts for litigation expenses and other expenses associated with the payment of the claims as well as provisions for claims which we estimate will be reopened for our long-term care products. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our income protection products. The IBNR and reopen claim reserves for our income protection products are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(in millions of dollars)
	December 31, 2006
	Gross						Total
	Policy Reserves	%	Claim Reserves				Reinsurance	Total
			Incurred	IBNR	%	Total (1)	Ceded	Net
Group Income Protection	$—	—%	$7,563.0	$790.3	34.3%	$8,353.3	$101.5	$8,251.8
Group Life and Accidental Death & Dismemberment	63.1	0.5	736.5	202.2	3.9	1,001.8	2.7	999.1
Individual Income Protection—Recently Issued	431.8	3.4	718.9	71.5	3.3	1,222.2	76.7	1,145.5
Long-term Care	2,067.2	16.4	195.0	31.6	0.9	2,293.8	57.1	2,236.7
Voluntary Workplace Benefits	787.9	6.2	22.3	36.3	0.2	846.5	13.3	833.2

Unum US Segment	3,350.0	26.5	9,235.7	1,131.9	42.6	13,717.6	251.3	13,466.3

Unum UK Segment	28.9	0.2	2,252.8	286.4	10.4	2,568.1	142.4	2,425.7

Colonial Segment	1,021.3	8.1	234.5	100.8	1.4	1,356.6	36.7	1,319.9

Individual Income Protection—Closed Block Segment	1,777.8	14.1	9,794.9	443.9	42.1	12,016.6	1,498.7	10,517.9

Other Segment	6,444.3	51.1	561.4	282.1	3.5	7,287.8	5,686.4	1,601.4

Subtotal, Excl. Unrealized Adj.	$12,622.3	100.0%	$22,079.3	$2,245.1	100.0%	$36,946.7	$7,615.5	29,331.2

Unrealized Adj. to Reserves for Unrealized Investment Gains								963.1

Consolidated								$30,294.3

	December 31, 2005
	Gross						Total
	Policy Reserves	%	Claim Reserves				Reinsurance	Total
			Incurred	IBNR	%	Total (1)	Ceded	Net
Group Income Protection	$—	—%	$7,207.9	$698.6	34.3%	$7,906.5	$112.4	$7,794.1
Group Life and Accidental Death & Dismemberment	63.2	0.5	669.9	237.6	3.9	970.7	4.5	966.2
Individual Income Protection—Recently Issued	393.7	3.3	604.8	77.8	3.0	1,076.3	70.3	1,006.0
Long-term Care	1,683.9	14.1	165.2	32.1	0.9	1,881.2	52.5	1,828.7
Voluntary Workplace Benefits	734.8	6.2	23.0	32.3	0.2	790.1	12.6	777.5

Unum US Segment	2,875.6	24.1	8,670.8	1,078.4	42.3	12,624.8	252.3	12,372.5

Unum UK Segment	24.4	0.2	1,866.8	242.9	9.2	2,134.1	117.9	2,016.2

Colonial Segment	955.9	8.0	224.3	83.7	1.3	1,263.9	38.3	1,225.6

Individual Income Protection—Closed Block Segment	1,880.0	15.8	9,588.5	428.9	43.5	11,897.4	1,492.4	10,405.0

Other Segment	6,200.0	51.9	623.8	239.6	3.7	7,063.4	5,436.1	1,627.3

Subtotal, Excl. Unrealized Adj.	$11,935.9	100.0%	$20,974.2	$2,073.5	100.0%	$34,983.6	$7,337.0	27,646.6

Unrealized Adj. to Reserves for Unrealized Investment Gains								1,121.3

Consolidated								$28,767.9

(1)	Equals the sum of "Policy and Contract Benefits" and "Reserves for Future Policy and Contract Benefits," as reported in our consolidated balance sheets.

Key Assumptions

The calculation of policy and claim reserves involves numerous assumptions, but the primary assumptions used to calculate reserves are (1) the discount rate, (2) the claim resolution rate, and (3) the claim incidence rate for policy reserves and IBNR claim reserves. Of these assumptions, our discount rate and claim resolution rate assumptions have historically had the most significant effects on our level of reserves because many of our product lines provide benefit payments over an extended period of time.

1.	The discount rate, which is used in calculating both policy reserves and incurred and IBNR claim reserves, is the interest rate that we use to discount future claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In this case, the reserves may eventually be insufficient. We set our assumptions based on our current and expected future investment yield of the assets supporting the reserves, considering current and expected future market conditions. If the investment yield on new investments that are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate assumption on new claims will be established below or above the discount rate assumption on existing claims to reflect the new investment yield.

2.	The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, and the time since initially becoming disabled. We use our own claim experience to develop our claim resolution assumptions. These assumptions are established separately for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

3.	The incidence rate, used for policy reserves and IBNR claim reserves, is the rate at which new claims are submitted to us. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims management procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, among other factors, will influence claim incidence and resolution rates. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore it is not possible to bifurcate the assumptions to evaluate the sensitivity of a change in each assumption, but rather in the aggregate by product line. We have presented in the following section an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Trends in Key Assumptions

Because our actual experience regarding persistency and claim incidence has varied very little from our policy reserve and IBNR claim reserve assumptions, we have had minimal adjustments to our persistency assumptions and claim incidence assumptions during 2005 and 2006. Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Actual interest rates and the assumptions we use to discount our reserves have generally trended downward for all segments and product lines during 2005 and 2006. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our discount rate assumptions tend to occur gradually over a longer period of time because of the long duration investment portfolio needed to support the reserves for the majority of our lines of business.

The mortality rate experience and the retirement rate experience for our block of group pension products have both remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term income protection product lines and our Individual Income Protection – Closed Block segment have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2004 through 2006 have varied by +/-7 percent in our Unum US group long-term income protection and between +2 and -4 percent in our Unum US individual income protection – recently issued line of business and in our Individual Income Protection – Closed Block segment.

Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. We consider the recent variability in our claim resolution rate experience to be primarily the result of a temporary reduction in the operating effectiveness of our Unum US and Individual Income Protection – Closed Block segment claims management performance. It is possible that this variability could continue into 2007, but we believe that the actual rates in 2007 will more align with our expected rates. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group long-term income protection line of business that would change our reserve balance by +/- 2.4 percent. Using our actual claim reserve balance at December 31, 2006, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Individual Income Protection – Closed Block segment, the claim reserve balance could potentially vary by +1.9 percent to -2.4 percent of our reported balance, which at December 31, 2006, would have resulted in an approximate reserve change in the range of $200 million lower claim reserves to $250 million higher claim reserves. The major contributor to the variance for both the group long-term income protection line of business and the Individual Income Protection – Closed Block segment is the claim resolution rate. We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

Deferred Policy Acquisition Costs (DAC)

We defer certain costs incurred in acquiring new business and amortize (expense) these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral.

Over 90 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During the years 2006, 2005, and 2004, our key assumptions used to develop the future amortization have not changed materially. We will adopt the provisions of SOP 05-1 effective January 1, 2007. We estimate that the adoption of SOP 05-1 will shorten the amortization period of our Unum US and Unum UK group income protection, group life, and group accidental death and dismemberment products from that shown below to approximately five to six years, with an estimated 20 percent to 25 percent of the initial deferral remaining at the end of year three, on average, for those products. We do not expect changes in the amortization periods for the other product lines. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Presented below are our assumptions, prior to the adoption of SOP 05-1, for the years 2006, 2005, and 2004, regarding the length of our amortization periods and the approximate DAC balance that remains at the end of years 10 and 15, as a percentage of the cost initially deferred.

	Amortization	Balance Remaining as a % of Initial Deferral
	Period	Year 10	Year 15
Unum US
Group Income Protection	20	25%	10%
Group Life and Accidental Death & Dismemberment	15	15%	0%
Supplemental and Voluntary
Individual Income Protection—Recently Issued	20	50%	25%
Long-term Care	20	55%	25%
Voluntary Workplace Benefits	15	15%	0%

Unum UK	15	20%	0%

Colonial	17	20%	10%

Amortization of DAC on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience, and as a result, the unamortized balance of DAC reflects actual persistency. We may experience accelerated amortization if policies terminate earlier than projected. Because our actual experience regarding persistency and premium income has varied very little from our assumptions during the last three years, we have had minimal adjustments to our projected amortization of DAC during those years. We measure the recoverability of DAC annually by performing gross premium valuations. Our testing indicates that our DAC is recoverable.

Valuation of Fixed Maturity Securities

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	The probability of recovering principal and interest.

•	Our ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Any other key measures for the related security.

Our review procedures include, but are not limited to, monthly meetings of certain members of our senior management personnel to review reports on the entire portfolio, identifying investments with changes in market value of five percent or more, investments with changes in rating either by external rating agencies or internal analysts, investments segmented by issuer, industry, and foreign exposure levels, and any other relevant investment information to help identify our exposure to possible credit losses.

Based on this review of the entire investment portfolio, individual investments may be added to or removed from our “watch list,” which is a list of securities subject to enhanced monitoring and a more intensive review. We also determine if our investment portfolio is overexposed to an issuer that is showing warning signs of deterioration and, if so, we make no further purchases of that issuer’s securities and may seek opportunities to sell securities we hold from that issuer to reduce our exposure. We monitor below-investment-grade securities as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy, looking specifically at our exposure to individual securities currently classified as below-investment-grade. In determining current and future business prospects and cash availability, we consider the parental support of an issuer in its analysis but do not rely heavily on this support.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period to the extent of the decline in value. If the decline is considered temporary, the security continues to be carefully monitored. These controls have been established to identify our exposure to possible credit losses and are intended to give us the ability to respond rapidly.

We have no held-to-maturity fixed maturity securities. All fixed maturity securities are classified as available-for-sale and are reported at fair value. Fair values are based on quoted market prices, where available.

Private placement fixed maturity securities had a fair value of approximately $3.8 billion, or 10.9 percent of total fixed maturity securities, at December 31, 2006. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we obtain prices from independent third-party brokers to establish valuations for certain of these securities. Our ability to liquidate our positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. We believe that generally these private placement securities carry an average credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2006, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 4.69 percent for five-year maturities to 4.81 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 0.59 percent to 1.66 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2006 net unrealized gain in the fixed maturity securities portfolio by approximately $1.4 million. Historically, our realized gains or losses on dispositions of private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If we subsequently determine that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in our consolidated statements of operations. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

There are a number of significant risks inherent in the process of monitoring our fixed maturity securities for impairments and determining when and if an impairment is other than temporary. These risks and uncertainties include the following possibilities:

•	The assessment of a borrower’s ability to meet its contractual obligations will change.

•	The economic outlook, either domestic or foreign, may be less favorable or may have a more significant impact on the borrower than anticipated, and as such, the security may not recover in value.

•	New information may become available concerning the security, such as disclosure of accounting irregularities, fraud, or corporate governance issues.

•	Significant changes in credit spreads may occur in the related industry.

•	Significant increases in interest rates may occur and may not return to levels similar to when securities were initially purchased.

•	Adverse rating agency actions may occur.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance relates primarily to assets for foreign net operating loss carryforwards and assets for our basis in certain of our foreign subsidiaries that are not likely to be realized in the future based on our expectations using currently available evidence. In evaluating the ability to recover deferred tax assets, we have considered all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine that we most likely would not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions, both domestic and foreign. The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent which, additional taxes will probably be due. However, due to the complexity of the tax laws and uncertainties in their interpretation, the ultimate resolution may result in a payment that is materially different from the current estimate of the probable tax liabilities. If the estimate of the tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer probable. We believe that adequate accruals have been provided for all years presented.

Effective January 1, 2007, we will adopt FIN 48, which uses an asset-based approach to deal with uncertainty in income tax positions by regulating when the benefits of these positions may be recognized in financial statements. After we adopt FIN 48, we will record assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits. Our estimates may differ from the ultimate outcome if the taxing authorities disagree with the technical merits of our position or if the asset we initially recognized in our financial statements is more or less than the benefit we ultimately realize through negotiation or litigation with taxing authorities.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Revenue
Premium Income	$7,948.2	1.7%	$7,815.6	(0.3)%	$7,839.6
Net Investment Income	2,320.6	6.0	2,188.3	1.4	2,158.7
Net Realized Investment Gain (Loss)	2.2	132.8	(6.7)	(122.9)	29.2
Other Income	264.3	0.8	262.1	0.7	260.3

Total	10,535.3	2.7	10,259.3	(0.3)	10,287.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,577.2	7.0	7,083.2	(2.3)	7,248.4
Commissions	819.0	1.8	804.7	(4.5)	842.3
Interest and Debt Expense	191.8	(7.8)	208.0	0.4	207.1
Cost Related to Early Retirement of Debt	25.8	N.M.	—	—	—
Deferral of Policy Acquisition Costs	(528.2)	1.7	(519.4)	(6.8)	(557.3)
Amortization of Deferred Policy Acquisition Costs	478.6	3.2	463.7	6.2	436.7
Amortization of Value of Business Acquired	8.0	(47.0)	15.1	(4.4)	15.8
Impairment of Intangible Assets	—	—	—	N.M.	856.4
Compensation Expense	680.5	3.3	659.0	2.8	641.2
Other Operating Expenses	817.2	(4.0)	851.1	(2.5)	872.9

Total	10,069.9	5.3	9,565.4	(9.4)	10,563.5

Income (Loss) from Continuing Operations
Before Income Tax	465.4	(32.9)	693.9	N.M.	(275.7)
Income Tax (Benefit)	61.8	(67.5)	189.9	N.M.	(74.3)

Income (Loss) from Continuing Operations	403.6	(19.9)	504.0	N.M.	(201.4)

Income (Loss) from Discontinued Operations	7.4	(22.9)	9.6	118.6	(51.6)

Net Income (Loss)	$411.0	(20.0)	$513.6	N.M.	$(253.0)

N.M. = not a meaningful percentage

The following chart lists charges affecting the comparability of our financial results. In describing our results, we may at times note these items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur.

($ in millions)
	Year Ended December 31
	2006	2005	2004
Benefits and Change in Reserves for Future Benefits
Regulatory Claim Reassessment Charges	$396.4	$52.7	$84.5
Restructuring of Individual Income Protection—Closed Block	—	—	110.6

Impairment of Intangible Assets	—	—	856.4

Other Operating Expenses
Regulatory Claim Reassessment Charges	15.0	22.3	42.5
Broker Compensation Settlements	18.5	—	—

Total Charges, Before Tax	$429.9	$75.0	$1,094.0

Total Charges, After Tax	$280.1	$51.6	$788.8

Consolidated premium income increased slightly in 2006 relative to the prior year, with increases reported for Unum UK, Colonial, and Unum US supplemental and voluntary lines of business. Premium income decreased in our Unum US group income protection and group life and accidental death and dismemberment lines of business. This decrease was consistent with our expectations due to our continued pricing discipline for our group business. Premium income in the Individual Income Protection – Closed Block segment increased in 2006 relative to the prior year due to the recapture of a ceded block of business in the third quarter of 2005.

The decline in premium income in 2005 relative to 2004 was generally in line with our expectations as premium income declined in our Unum US group income protection and group life and accidental death and dismemberment lines of business due to our pricing strategy for our group business. The Unum UK segment, Colonial segment, and remaining Unum US segment lines of business reported growth in premium income. In addition, premium income in the Individual Income Protection – Closed Block segment increased due to the previously mentioned recapture of a ceded block of business in the third quarter of 2005.

Net investment income for 2006 was higher than in 2005 due primarily to the growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. In addition, 2006 also includes a full year of net investment income on the bonds transferred to us in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual income protection business. We expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield. Investment income is expected to increase, however, due to the continued growth in invested assets.

Net investment income increased slightly in 2005 relative to 2004 due to a partial year of net investment income related to the bonds transferred to us in conjunction with the 2005 third quarter reinsurance recapture, the growth in invested assets, and higher bond call premiums, largely offset by the investment of new cash at lower rates and a decline in the level of prepayments on mortgage-backed securities relative to 2004.

Our net realized investment gain from sales and write-downs was $7.5 million in 2006, compared to a net realized gain of $1.2 million in 2005 and a net realized loss of $59.4 million in 2004. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in a net realized loss of $5.3 million in 2006 and $7.9 million in 2005 compared to a net realized gain of $88.6 million in 2004. We actively manage our credit risk and expect our gains and losses for 2007 to be relatively consistent with the levels of 2006 and 2005. See “Investments” contained herein in Item 7 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 95.3 percent for 2006 compared to 90.6 percent for 2005 and 92.5 percent for 2004. As noted above, our reported benefits and change in reserves for future benefits include various charges pertaining to the multistate market conduct examination settlement agreements, the settlement agreement with the California DOI, and/or the restructuring of the individual income protection – closed block business. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 90.3 percent for 2006 compared to 90.0 percent for 2005 and 2004. See “Segment Operating Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Cost related to early retirement of debt includes costs associated with our $732.0 million debt repurchases during 2006. See “Debt” contained herein in Item 7 for additional information.

Excluding amounts related to claim reassessment and broker compensation settlements, our expense ratio improved in 2006 relative to 2005 and 2004. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

As previously discussed, income tax for 2006 includes tax benefits of $91.9 million as a result of the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction in which our businesses operate. In addition, we recorded a net tax benefit of $1.3 million related to interest and tax refunds on prior year tax items in excess of what was previously provided. Income tax for 2005 includes tax benefits of $42.8 million related to the reduction of income tax liabilities in the first and third quarters of 2005 and a net tax benefit of $3.3 million recorded in connection with the repatriation of unremitted foreign earnings from our U.K. subsidiaries under the Homeland Investment Act of 2004.

Consolidated Sales Results

(in millions of dollars)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Unum US Segment

Fully Insured Products
Group Long-term Income Protection	$208.5	15.6%	$180.4	—%	$180.4
Group Short-term Income Protection	74.1	(0.9)	74.8	(5.9)	79.5
Group Life	149.8	(5.1)	157.8	(5.2)	166.5
Accidental Death & Dismemberment	13.7	(6.8)	14.7	14.8	12.8
Individual Income Protection—Recently Issued	55.4	3.0	53.8	(12.7)	61.6
Group Long-term Care	25.1	19.0	21.1	12.8	18.7
Individual Long-term Care	11.0	(15.4)	13.0	(33.3)	19.5
Voluntary Workplace Benefits	134.2	3.1	130.2	14.1	114.1

Total Fully Insured Products	671.8	4.0	645.8	(1.1)	653.1

Administrative Services Only (ASO) Products
Group Long-term Income Protection	3.7	105.6	1.8	63.6	1.1
Group Short-term Income Protection	10.0	72.4	5.8	(20.5)	7.3

Total ASO Products	13.7	80.3	7.6	(9.5)	8.4

Unum US Segment	685.5	4.9	653.4	(1.2)	661.5

Unum UK Segment
Group Long-term Income Protection	79.1	(13.3)	91.2	(11.7)	103.3
Group Life	16.5	(50.0)	33.0	(51.5)	68.1
Individual Income Protection	5.5	(32.1)	8.1	(27.0)	11.1

Unum UK Segment	101.1	(23.6)	132.3	(27.5)	182.5

Colonial Segment
Income Protection	194.4	10.0	176.8	2.5	172.5
Life	66.6	9.9	60.6	3.4	58.6
Cancer and Critical Illness	54.1	10.4	49.0	3.4	47.4

Colonial Segment	315.1	10.0	286.4	2.8	278.5

Individual Income Protection—Closed Block Segment	4.4	(32.3)	6.5	(16.7)	7.8

Total Sales from Continuing Operations	1,106.1	2.5	1,078.6	(4.6)	1,130.3

Sales from Discontinued Operations	—	—	—	N.M.	10.1

Total	$1,106.1	2.5	$1,078.6	(5.4)	$1,140.4

N.M. = not a meaningful percentage

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue in accordance with accounting principles generally accepted in the United States (GAAP). This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our financial statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in force policies written in prior years as well as current new sales.

Premiums for fully insured products are reported as premium income. Fees for ASO products (those where the risk and responsibility for funding claim payments remain with the customer and we only provide services) are included in other income. Sales, persistency of the existing block of business, and the effectiveness of the renewal program are indicators of growth in our premium and fee income. Trends in new sales, as well as existing market share, also indicate our potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. We intend to continue with our disciplined approach to pricing and also with our strategy of developing a more balanced business mix. This strategy is expected to result in a lower persistency or market share, particularly in the large case Unum US market, but historically the profitability of business that terminates has generally been lower than the profitability of retained business.

See “Segment Operating Results” as follows for discussions of sales by segment.

Segment Operating Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. The results of GENEX, which were previously included in the Other segment, are now reported as discontinued operations and excluded from segment results for all periods.

In the following segment financial data and discussions of segment operating results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income (loss) by segment to consolidated net income (loss) is as follows.

(in millions of dollars)
	Year Ended December 31
	2006	2005	2004
Operating Revenue by Segment	$10,533.1	$10,266.0	$10,258.6
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2

Revenue	$10,535.3	$10,259.3	$10,287.8

Operating Income (Loss) by Segment	$463.2	$700.6	$(304.9)
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2
Income Tax (Benefit)	61.8	189.9	(74.3)
Income (Loss) from Discontinued Operations	7.4	9.6	(51.6)

Net Income (Loss)	$411.0	$513.6	$(253.0)

As previously noted, included in before-tax “Operating Income (Loss) by Segment” shown above are before-tax charges of $429.9 million related to our revised claim reassessment estimates and the broker compensation settlements in 2006; $75.0 million related to the settlement of the market conduct examination with the California DOI and related matters in 2005; $127.0 million related to the settlement of the multistate market conduct examination in 2004; and $967.0 million related to the first quarter of 2004 restructuring of the individual income protection – closed block of business.

Unum US Segment Operating Results

The Unum US segment includes group long-term and short-term income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued individual income protection insurance, group and individual long-term care insurance, and voluntary workplace benefits products. Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income	$5,196.0	(0.6)%	$5,229.0	(3.6)%	$5,421.6
Net Investment Income	1,063.1	6.5	998.2	3.4	965.8
Other Income	108.5	(0.1)	108.6	20.9	89.8

Total	6,367.6	0.5	6,335.8	(2.2)	6,477.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,752.1	7.5	4,419.3	(4.2)	4,614.4
Commissions	505.2	0.7	501.6	(6.8)	538.3
Deferral of Policy Acquisition Costs	(306.2)	(1.8)	(311.9)	(9.9)	(346.0)
Amortization of Deferred Policy Acquisition Costs	302.2	(1.5)	306.9	7.2	286.3
Amortization of Value of Business Acquired	0.3	—	0.3	50.0	0.2
Operating Expenses	1,018.3	(1.3)	1,031.9	(1.6)	1,048.5

Total	6,271.9	5.4	5,948.1	(3.2)	6,141.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$95.7	(75.3)	$387.7	15.6	$335.5

Segment Sales

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Sales for Unum US increased slightly compared to the prior year, but we are adhering to our strategy of disciplined pricing and a balanced mix of business through diversification. We had a sales mix of approximately 52 percent core market and 48 percent large case in our group products and sales growth in the supplemental and voluntary product lines where we are targeting growth.

Group long-term income protection sales, on a fully insured basis, increased in 2006 compared to the prior year, with an increase in the large case market driven by additional new sales to existing group policyholders. Group long-term income protection case coverages in the core market grew relative to the prior year, but because of a lower case size, core market sales, when measured in dollars of annualized premium income, declined relative to the prior year. Group short-term income protection sales, on a fully insured basis, decreased in 2006 compared to the prior year due to a decrease in the small and mid-employer core market segment partially offset by an increase in the large case market segment.

Total group life sales decreased relative to the prior year. On a by market segment basis, core market segment sales for group life increased in 2006 relative to the prior year, while sales in the large case market segment decreased in 2006 compared to 2005. Accidental death and dismemberment sales decreased in 2006 compared to the prior year.

Our focus for our 2007 renewal program is aimed primarily at improving the profitability of our large case group business, and we expect sales and persistency for this market segment to decline during 2007.

We continue to focus on the multi-life individual income protection business, with approximately 90 percent of total 2006 sales for this line of business occurring in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care.

Voluntary workplace benefits sales increased in 2006 in comparison to the prior year as we continue to focus on the voluntary product lines for future growth.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales for Unum US during 2005 were generally consistent with our expectations. We anticipated relatively weaker sales for the first half of 2005 relative to the comparable period of 2004 for both group and individual income protection products primarily as a result of the competitive pricing environment. We began to restore sales momentum during the latter half of the year, particularly in the small and mid-employer core markets, while maintaining our commitment to a disciplined pricing approach for new business.

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

Voluntary workplace benefits sales increased in comparison to 2004 due to both growth in existing products along with the introduction of new products.

Segment Persistency and Renewal of Existing Business

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

We monitor persistency of our existing business and reflect adverse changes in persistency in the current period’s amortization of deferred policy acquisition costs. Persistency for each of the product lines during 2006 was generally higher than or consistent with 2005 and was consistent with our expectations.

A continuing part of our strategy for Unum US group business involves executing our renewal programs and managing persistency in our existing blocks of business. Our renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain broker relationships. As previously discussed, we expect persistency for the large case group market segment to decline during 2007 because of our 2007 strategy for this market.

As previously discussed, we will adopt the provisions of SOP 05-1 effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements and effectively shortens the amortization period for deferred policy acquisition costs for many of our group products. The definition of an internal replacement is such that many of our group products which go through our normal renewal process are now considered to be internal replacements even though the relationship with the group policyholder has not been severed. We estimate that the amount of the cumulative effect adjustment, which will equal the difference between the amount of deferred policy acquisition cost asset in our balance sheet at December 31, 2006, prior to the application of SOP 05-1, and the asset remaining as a result of applying these provisions, will decrease the deferred policy acquisition cost asset for Unum US in the range of approximately $540.0 million to $600.0 million. We do not expect that SOP 05-1 will have a material effect on amortization expense for Unum US subsequent to adoption.

During the second quarter of 2006, trade associations representing companies that provide disability income protection insurance in California reached an agreement with the California DOI concerning certain provisions within disability insurance policies. This agreement confirms the direction the California DOI set last year when we entered into the settlement agreement with the California DOI in the third quarter of 2005. We believe the trade association agreement is a major step in a process that should eventually result in consistency across our industry in California. The agreement, which is unique to California, required individual insurance companies to submit revised policies to the California DOI within 60 days from the date the agreement was signed for review and approval. Our products, as written, had already been revised and are fully compliant. The revisions we previously made in our group income protection product requirements for policies issued in California have not materially impacted sales, renewals, or persistency for our Unum US segment.

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies and have through mid-January of 2007 received approvals in 40 states. The rate adjustment will bring the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 20 to 30 percent range and may affect up to 130,000 policyholders, or less than 16 percent of our total long-term care block of business. Increases are subject to state review and approval and will be effective on the policy anniversary following the state approval and only after the proper state-specific notification requirements have been satisfied. In states for which a rate increase is submitted and approved, customers will also be given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Persistency during 2005 for the overall block of fully-insured group long-term income protection, on average, was level with 2004, but was higher than expected. Persistency for fully insured group short-term income protection, on average, declined marginally during 2005 compared to the prior year and was slightly less than expected. Included in the 2005 policy terminations was a group policyholder who did not terminate the relationship with us, but transferred from fully insured short-term income protection to ASO. Adjusting persistency for this policyholder’s transfer, persistency for fully insured group short-term income protection was slightly higher than expected for 2005. It was anticipated that persistency in the group income protection business would decline in 2005 due to our more disciplined approach to pricing, renewals, and risk selection. Since the group life and accidental death and dismemberment products are generally sold in conjunction with group income protection, the more focused renewal effort in group income protection reduced persistency in these lines, though the reduction in persistency was less than anticipated. The persistency for the supplemental and voluntary product lines generally continued to be within expected levels.

Unum US Group Income Protection Operating Results

Shown below are financial results and key performance indicators for Unum US group income protection.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$1,953.3	(0.4)%	$1,961.6	(3.3)%	$2,028.6
Group Short-term Income Protection	530.2	(6.4)	566.3	(8.1)	616.1

Total Premium Income	2,483.5	(1.8)	2,527.9	(4.4)	2,644.7
Net Investment Income	621.9	2.7	605.7	1.7	595.8
Other Income	82.3	2.5	80.3	15.4	69.6

Total	3,187.7	(0.8)	3,213.9	(2.9)	3,310.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,702.5	12.7	2,397.7	(5.3)	2,533.1
Commissions	175.8	0.4	175.1	(12.0)	199.0
Deferral of Policy Acquisition Costs	(64.5)	(0.2)	(64.6)	(16.2)	(77.1)
Amortization of Deferred Policy Acquisition Costs	86.4	(6.3)	92.2	(1.4)	93.5
Operating Expenses	588.6	1.0	582.5	(6.0)	619.6

Total	3,488.8	9.6	3,182.9	(5.5)	3,368.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(301.1)	N.M.	$31.0	153.4	$(58.0)

Benefit Ratio (% of Premium Income) (1)	108.8%		94.8%		95.8%
Operating Expense Ratio (% of Premium Income) (2)	23.7%		23.0%		23.4%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	(12.1)%		1.2%		(2.2)%

Persistency—Group Long-term Income Protection	87.8%		84.8%		84.8%

Persistency—Group Short-term Income Protection	85.6%		79.6%		80.6%

N.M. = not a meaningful percentage

(1)	Included in these ratios are the 2006 before-tax claim reassessment charges totaling $349.2 million; the 2005 before-tax charge of $27.3 million related to the settlement agreement with the California DOI and related matters; and the 2004 before-tax charge of $80.2 million related to the settlement of the multistate market conduct examination. Excluding these charges, the benefit ratios for 2006, 2005, and 2004 would have been 94.8%, 93.8%, and 92.7%, respectively.

(2)	Included in these ratios are the 2006 before-tax charge of $15.0 million related to the claim reassessment charge; the 2005 before-tax charge of $10.1 million related to the settlement agreement with the California DOI and related matters; and the 2004 before-tax charge of $36.5 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratios for 2006, 2005, and 2004 would have been 23.1%, 22.6%, and 22.0%, respectively.

(3)	Included in these ratios are the 2006 before-tax claim reassessment charges of $364.2 million; the 2005 before-tax charge of $37.4 million related to the settlement agreement with the California DOI and related matters; and the 2004 before-tax charge of $116.7 million related to the settlement of the multistate market conduct examination. Excluding these charges, the before-tax operating income ratio for 2006, 2005, and 2004 would have been 2.5%, 2.7%, and 2.2%, respectively.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Premium income for group income protection decreased in 2006 relative to the prior year, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. Net investment income increased slightly in comparison to the prior year due to the growth in the level of assets supporting these lines of business and an increase in bond call premiums partially offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $60.9 million for 2006 and $59.0 million for 2005.

The reported benefit ratios include the 2006 revised claim reassessment reserve estimates and the 2005 reserve charge related to the settlement agreement with the California DOI. Excluding these charges, the 2006 benefit ratio of 94.8 percent was higher than the prior year ratio of 93.8 percent due primarily to higher paid claims in both group long-term and short-term income protection, partially offset by a higher rate of claim recoveries and a decrease in the claim incidence rate for group long-term income protection relative to the prior year.

While we made progress during 2005 and in 2006 in improving claim operational effectiveness, claims management results have not yet improved to the level we expect to achieve over the long term. We have made a number of major organizational and process changes which should improve our claim operational effectiveness over the long term. Operational effectiveness has improved throughout 2006, and we believe performance will continue to improve as a result of our organizational and process changes. While improving performance in claim operational effectiveness is expected to occur into 2007, the operational improvement we have projected may occur at a slower rate, and we may incur additional costs in our claim operations.

Operating expenses for 2006 and 2005 include charges related to our 2006 revision to our claim reassessment expense and the 2005 settlement agreement with the California DOI. Excluding these charges, the operating expense ratio increased in 2006 compared to the prior year due to the implementation of additional resources and process changes and also due to the decrease in premium income. We continue to aggressively manage expenses against the expected decline in premium income.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” and in “Risk Factors” contained herein in Item 1A, certain risks and uncertainties are inherent in our group income protection business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Adjustments to reserve amounts may be required if there are changes in assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

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

Commissions and the deferral of policy acquisition costs were below the prior year due primarily to lower sales. Operating expenses for 2005 include charges related to the settlement agreement with the California DOI and related matters and for 2004 include charges related to the settlement of the multistate market conduct examination. Excluding those charges, expenses were lower than the prior year and the adjusted operating expense ratio increased slightly relative to the prior year.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income
Group Life	$1,248.1	(4.5)%	$1,306.8	(9.3)%	$1,441.0
Accidental Death & Dismemberment	151.6	(3.1)	156.4	(14.3)	182.4

Total Premium Income	1,399.7	(4.3)	1,463.2	(9.9)	1,623.4
Net Investment Income	141.3	(7.0)	151.9	2.7	147.9
Other Income (Loss)	—	N.M.	2.0	N.M.	(0.6)

Total	1,541.0	(4.7)	1,617.1	(8.7)	1,770.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,067.3	(4.0)	1,111.9	(10.6)	1,244.3
Commissions	90.1	(7.9)	97.8	(7.9)	106.2
Deferral of Policy Acquisition Costs	(37.7)	(11.7)	(42.7)	(9.1)	(47.0)
Amortization of Deferred Policy Acquisition Costs	65.0	(11.0)	73.0	9.0	67.0
Operating Expenses	178.3	(5.3)	188.3	0.8	186.8

Total	1,363.0	(4.6)	1,428.3	(8.3)	1,557.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$178.0	(5.7)	$188.8	(11.5)	$213.4

Benefit Ratio (% of Premium Income)	76.3%		76.0%		76.6%
Operating Expense Ratio (% of Premium Income)	12.7%		12.9%		11.5%
Before-tax Operating Income Ratio (% of Premium Income)	12.7%		12.9%		13.1%

Persistency – Group Life	81.2%		78.3%		84.0%
Persistency – Accidental Death & Dismemberment	82.8%		76.9%		80.3%

N.M. = not a meaningful percentage

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

As expected and consistent with group income protection, premium income in group life decreased in 2006 relative to the prior year due to our more disciplined approach to pricing, renewals, and risk selection. The decrease in net investment income relative to the prior year resulted primarily from a decline in the level of assets supporting these lines of business.

The group life line reported a slightly increased benefit ratio in 2006 due primarily to an increased average claim size and a decrease in the waiver recovery rate, offset partially by a lower submitted and paid claim incidence rate. The accidental death and dismemberment line of business reported a decreased benefit ratio for 2006 compared to the prior year due primarily to a decrease in the paid claim incidence rate for certain of the product lines.

Commissions and the deferral of policy acquisition costs decreased in 2006 in comparison to the prior year due primarily to the decrease in sales in comparison to the prior year and a buy-out of a block of business from a commissioned sales agency in 2005. Operating expenses decreased in 2006 relative to the prior year, enabling the operating expense ratio to remain stable against the decline in premium income.

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

Commissions and the deferral of policy acquisition costs decreased in 2005 compared to the prior year due primarily to the decrease in sales in comparison to the prior year, partially offset by a 2005 buy-out of a block of business from a commissioned sales agency. Operating expenses remained relatively stable in 2005 relative to the prior year, but the operating expense ratio increased due to the decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$438.5	3.2%	$425.1	2.3%	$415.6
Long-term Care	492.4	4.1	473.2	6.5	444.5
Voluntary Workplace Benefits	381.9	12.5	339.6	15.7	293.4

Total Premium Income	1,312.8	6.1	1,237.9	7.3	1,153.5
Net Investment Income	299.9	24.6	240.6	8.3	222.1
Other Income	26.2	(0.4)	26.3	26.4	20.8

Total	1,638.9	8.9	1,504.8	7.8	1,396.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	982.3	8.0	909.7	8.7	837.0
Commissions	239.3	4.6	228.7	(1.9)	233.1
Deferral of Policy Acquisition Costs	(204.0)	(0.3)	(204.6)	(7.8)	(221.9)
Amortization of Deferred Policy Acquisition Costs	150.8	6.4	141.7	12.6	125.8
Amortization of Value of Business Acquired	0.3	—	0.3	50.0	0.2
Operating Expenses	251.4	(3.7)	261.1	7.8	242.1

Total	1,420.1	6.2	1,336.9	9.9	1,216.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$218.8	30.3	$167.9	(6.8)	$180.1

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued (1)	58.0%		57.5%		57.7%
Long-term Care	99.2%		93.0%		88.8%
Voluntary Workplace Benefits	62.7%		66.3%		69.0%
Interest Adjusted Loss Ratios
Individual Income Protection - Recently Issued	43.5%		44.4%		46.1%
Long-term Care	73.1%		70.9%		70.8%
Operating Expense Ratio (% of Premium Income) (2)	19.1%		21.1%		21.0%
Before-tax Operating Income Ratio (% of Premium Income) (3)	16.7%		13.6%		15.6%

Persistency - Individual Income Protection - Recently Issued	90.5%		89.6%		90.7%
Persistency - Long-term Care	95.3%		95.8%		95.5%
Persistency - Voluntary Workplace Benefits	80.9%		81.1%		81.0%

(1)	Included in these ratios are the 2005 before-tax charge of $2.3 million related to the settlement agreement with the California DOI and related matters and the 2004 before-tax charge of $0.6 million related to the settlement of the multistate market conduct examination. Excluding these charges, the benefit ratios for 2005 and 2004 would have been 57.0% and 57.6%, respectively.
(2)	Included in these ratios are the 2005 before-tax charge of $1.0 million related to the settlement agreement with the California DOI and related matters and the 2004 before-tax charge of $1.1 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratios for 2005 and 2004 would have been 21.0% and 20.9%, respectively.

(3)	Included in these ratios are the 2005 before-tax charge of $3.3 million related to the settlement agreement with the California DOI and related matters and the 2004 before-tax charge of $1.7 million related to the settlement of the multistate market conduct examination. Excluding these charges, the before-tax operating income ratios for 2005 and 2004 would have been 13.8% and 15.8%, respectively.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The increase in premium income for 2006 relative to the prior year is due to sales growth and stable persistency. Net investment income increased relative to the prior year primarily from growth in the level of assets supporting these lines of business and due to higher investment yields resulting from a greater portion of the investment portfolio being invested in longer-term investments than in the previous year.

The interest adjusted loss ratio for the individual income protection – recently issued business decreased slightly in 2006 relative to the prior year, excluding the 2005 reserve charge, due primarily to an increase in the claim recovery rate, offset partially by an increase in the claim reopen rate. The interest adjusted loss ratio for long-term care was higher in 2006 than in the prior year due primarily to the aging of the block of business. The benefit ratio for voluntary workplace benefits decreased in comparison to 2005 due to favorable mortality and paid incidence.

Amortization of deferred policy acquisition costs was higher for 2006 due primarily to the growth of the deferred asset for the multi-life individual income protection and voluntary workplace benefits product lines relative to the other supplemental product lines. The amortization period for multi-life individual income protection and voluntary workplace benefits products is generally shorter than that of the other supplemental products.

The decrease in operating expenses in 2006 in comparison to the prior year is driven primarily by the individual income protection – recently issued line of business and is due mainly to relatively flat sales for 2006 and the restructuring of the distribution model for this line of business that was implemented in mid-2005. These expense declines are partially offset by an increase in operating expenses related to the voluntary workplace benefits lines of business driven primarily by growth in those lines of business.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The increase in premium income for 2005 relative to 2004 for the individual income protection – recently issued business and individual long-term care is due to sales growth in prior periods and stable persistency. The increase in premium income in the group long-term care and voluntary workplace benefits lines of business is attributable to sales growth in 2005 as well as sales growth in previous periods and stable persistency.

Net investment income increased relative to 2004 due primarily to growth in the level of assets supporting these lines of business, partially offset by the inclusion in 2004 of a portion of the investment income attributable to the bonds retained from the sale of the Canadian branch that were subsequently redeployed to other lines of business and also due to a decline in the yield on the portfolio from investing new cash in the lower interest rate environment.

The benefit ratio for the individual income protection – recently issued business decreased slightly in 2005 relative to 2004, excluding the reserve charges as discussed above, driven primarily by lower incidence and a release of active life reserves on two large multi-life cases which terminated during 2005. Multi-life business, which constitutes approximately 60 percent of the individual income protection – recently issued block of business, has consistently had lower claim incidence rates than the non multi-life business. The benefit ratio for long-term care was higher in 2005 than in 2004 due primarily to the aging of the block of business and a lower net claim resolution rate. The benefit ratio for the voluntary workplace benefits products was lower in comparison to 2004 due primarily to a lower rate of insureds in claim payout status in the voluntary income protection line of business and improved mortality experience in the voluntary life line of business.

The deferral of policy acquisition costs decreased during 2005 relative to 2004 due primarily to the lower level of sales in the individual income protection – recently issued and long-term care lines of business, offset somewhat by higher levels of deferral for the voluntary workplace benefits product lines due to increased sales. Amortization of deferred policy acquisition costs was higher for 2005 due to the termination during 2005 of two large multi-life cases which resulted in the write-off of associated unamortized acquisition costs. This increased amortization was offset by the release of active life reserves, as previously mentioned. Operating expenses increased in comparison to 2004 due to growth in these lines of business; however, the operating expense ratio remained consistent with that of 2004.

Segment Outlook

Our primary focus in 2007 will be continued improvement of our claims management performance in our group income protection line of business. We expect our overall benefit ratio for group income protection to gradually improve to the 90 to 92 percent range by the end of 2007. We will also focus on improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines.

We intend to continue to invest in technology and new product solutions to meet the changing needs and opportunities in our markets. We will also continue to shift our mix of business to the small and mid-employer core markets and the supplemental and voluntary product lines. We will maintain our disciplined approach to pricing, renewals, and risk selection, with a continued effort to balance growth and profitability. Although this strategy is expected to cause a lower persistency or market share, particularly in the large case market, historically the profitability of business that terminates has generally been less than the profitability of retained business.

Unum UK Segment Operating Results

Unum UK includes insurance for group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income
Group Long-term Income Protection	$638.9	9.6%	$582.9	16.2%	$501.8
Group Life	171.0	4.2	164.1	39.2	117.9
Individual Income Protection	32.9	(14.1)	38.3	(2.8)	39.4

Total Premium Income	842.8	7.3	785.3	19.1	659.1
Net Investment Income	174.6	13.2	154.2	10.5	139.6
Other Income	0.1	(98.4)	6.1	96.8	3.1

Total	1,017.5	7.6	945.6	17.9	801.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	553.5	1.4	545.8	17.5	464.5
Commissions	49.7	(11.9)	56.4	15.3	48.9
Deferral of Policy Acquisition Costs	(34.4)	0.9	(34.1)	(9.5)	(37.7)
Amortization of Deferred Policy Acquisition Costs	32.0	48.1	21.6	12.5	19.2
Amortization of Value of Business Acquired	6.6	(53.5)	14.2	(1.4)	14.4
Operating Expenses	152.3	(1.1)	154.0	9.1	141.2

Total	759.7	0.2	757.9	16.5	650.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$257.8	37.3	$187.7	24.1	$151.3

Benefit Ratio (% of Premium Income)	65.7%		69.5%		70.5%
Operating Expense Ratio (% of Premium Income)	18.1%		19.6%		21.4%
Before-tax Operating Income Ratio (% of Premium Income)	30.6%		23.9%		23.0%

Persistency - Group Long-term Income Protection	90.4%		94.2%		92.1%
Persistency - Group Life	69.1%		86.3%		83.0%
Persistency - Individual Income Protection	88.2%		88.4%		86.7%

(in millions of pounds, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Sales	£54.1	(25.6)	£72.7	(26.9)	£99.5

Total Premium Income	£456.5	5.8	£431.6	20.1	£359.5
Net Investment Income	94.5	11.4	84.8	11.3	76.2
Other Income	—	(100.0)	3.3	94.1	1.7

Total Revenue	551.0	6.0	519.7	18.8	437.4
Total Benefits and Expenses	411.7	(1.2)	416.5	17.4	354.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£139.3	35.0	£103.2	25.1	£82.5

Weighted Average Pound/Dollar Exchange Rate	1.851		1.819		1.834

Foreign Currency Translation

The functional currency of Unum UK is the British pound. Unum UK’s premiums, net investment income, claims, and expenses are received or paid in pounds, and we hold pound denominated assets to support Unum UK’s pound denominated policy reserves and liabilities. We translate Unum UK’s pound-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, translating pounds into dollars decreases current year results relative to the prior year. In periods when the pound strengthens, translating into dollars increases current year results in relation to the prior year.

Segment Sales

Sales in Unum UK, while declining for full year 2006 relative to 2005, improved in the second half of 2006 relative to the first half of the year. Sales in this market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that remove discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. We anticipate that the sales momentum of the last half of 2006 will continue into 2007.

Sales decreased in 2005 relative to 2004 due in part to higher sales in 2004 related to the exit of a major insurer from the U.K. market during 2004. Sales for group life products were also unfavorably impacted in 2005 relative to 2004 due to the competitive environment in the U.K. for group life products and our decision to maintain pricing discipline.

Operating Results

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Premium income increased 5.8 percent in 2006 relative to the prior year due to prior period sales in the group long-term income protection and group life lines of business, partially offset by a decline in persistency levels, particularly in the group life line of business. Net investment income increased in 2006 relative to the prior year due to continued growth in the business and the assets supporting the lines of business and also due to the positive performance of the investment portfolio’s index-linked bonds. Other income for 2005 includes a before tax gain of £3.1 million related to the disposal of Unum UK’s Netherlands branch.

The lower benefit ratio in 2006 in comparison to the prior year was attributable to favorable claim experience in all lines of business. Group long-term income protection continued to have favorable claim incidence and claim resolution experience, although to a lesser extent than in recent periods because of a lower level of claim resolutions on an acquired block of group long-term income protection business. Group life reported favorable paid claim experience. Individual income protection had favorable claim resolution experience during 2006.

Commissions decreased in 2006 due to the ongoing increase in the proportion of business sold on a no-commission-basis and lower individual income protection commissions following the sale of the Netherlands branch in 2006.

Amortization of deferred policy acquisition costs increased in 2006 due to accelerated amortization attributable to the run-off of a small in-force block of individual income protection business. Amortization of value of business acquired (VOBA) decreased in 2006 due to the VOBA on a previously acquired group long-term income protection claims block becoming fully amortized in 2005. The operating expense ratio also decreased in 2006 compared to the prior year due to our continued focus on expense management.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Premium income increased in comparison to 2004 due primarily to growth in the group long-term income protection line of business resulting from block acquisitions, the related growth in prior year sales, and favorable persistency. The premium income increase in the group life line of business was due to prior period sales growth and favorable persistency. Net investment income increased in 2005 relative to 2004 due to continued growth in the business and the assets supporting the product lines, offset partially by a slight decrease in portfolio yields relative to 2004. Other income for 2005 includes £3.1 million related to the disposal of the Netherlands branch during 2005.

While underlying claims experience was favorable, the benefit ratio for the group long-term income protection line of business increased in comparison to 2004 due to the inclusion in 2004 of extremely favorable claim resolution experience on an acquired block of group long-term income protection business. The benefit ratio for the group life line of business decreased in comparison to 2004 due to favorable claim experience in 2005 and recent renewal activity which resulted in terminations during 2005 of less profitable business.

Operating expenses increased in 2005 compared to 2004 due to growth of the lines of business, but the operating expense ratios decreased due to an increase in premium income, economies of scale, and our focus on expense management.

Segment Outlook

During 2007, we intend to focus on continuing to restore profitable sales growth and maintaining our strong leadership position in the U.K. We anticipate that high levels of profitability will continue, but with margins likely to return to below 30 percent in the medium term. We also expect slower growth in operating income as the acquisition related growth of the last several years subsides.

We also plan to explore additional market opportunities to expand our growth in both the group and individual markets through new distribution channels and new product offerings. We believe that there is significant opportunity to expand the U.K. market for the products and services we offer. During 2007, we also intend to invest in process solutions to meet our customers’ needs and increase our operating efficiency.

As previously discussed, we will adopt the provisions of SOP 05-1 effective January 1, 2007. We estimate that the amount of the cumulative effect adjustment will decrease the deferred policy acquisition cost asset for Unum UK in the range of approximately $85.0 million to $90.0 million and that the amortization expense will be higher, in the near-term, relative to historical trends because of the shorter amortization period for the group products.

Colonial Segment Operating Results

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Shown below are financial results and key performance indicators for the Colonial segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income
Income Protection	$533.3	4.8%	$508.9	4.7%	$486.2
Life	130.5	14.5	114.0	6.6	106.9
Cancer and Critical Illness	178.3	8.7	164.1	11.0	147.9

Total Premium Income	842.1	7.0	787.0	6.2	741.0
Net Investment Income	93.6	(2.5)	96.0	1.6	94.5
Other Income	1.1	(75.0)	4.4	91.3	2.3

Total	936.8	5.6	887.4	5.9	837.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	441.4	1.9	433.2	6.1	408.3
Commissions	184.9	8.3	170.7	(1.8)	173.9
Deferral of Policy Acquisition Costs	(187.6)	8.2	(173.4)	(0.2)	(173.7)
Amortization of Deferred Policy Acquisition Costs	144.4	7.2	134.7	2.7	131.2
Amortization of Value of Business Acquired	1.1	83.3	0.6	(50.0)	1.2
Operating Expenses	153.9	0.3	153.5	8.6	141.3

Total	738.1	2.6	719.3	5.4	682.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$198.7	18.2	$168.1	8.0	$155.6

Benefit Ratio (% of Premium Income)	52.4%		55.0%		55.1%
Operating Expense Ratio (% of Premium Income)	18.3%		19.5%		19.1%
Before-tax Operating Income Ratio (% of Premium Income)	23.6%		21.4%		21.0%

Persistency – Income Protection	74.9%		75.3%		75.6%
Persistency – Life	84.2%		84.1%		84.1%
Persistency – Cancer and Critical Illness	82.3%		83.2%		82.6%

Segment Sales

Sales increased in 2006 compared to 2005 primarily due to sales growth in the core markets (employee groups with less than 2,000 lives). Sales also increased in 2006 in the large case market (employee groups with 2,000 lives or greater). In addition, the 2005 hurricanes in the United States gulf coast region resulted in lower sales in the second half of 2005.

Sales in 2005 increased for all lines of business as compared to 2004 driven primarily by growth in the core markets, partially offset by a decline in sales in the large case market and by the lower sales that were the result of the 2005 hurricanes.

Operating Results

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, partially offset by the lapsing of policies during the first quarter of 2006 for policyholders in hurricane-impacted areas. Net investment income decreased in 2006 in comparison to the prior year due primarily to the receipt of interest during 2005 on a bond previously in default.

The benefit ratio for this segment decreased in 2006 in comparison to the prior year due primarily to favorable risk experience in the income protection line of business. The improvement resulted from underwriting actions taken in 2004 and 2005 as well as the introduction of several new products in 2004. Sales of these new products increased significantly during 2006. Also favorably impacting year-over-year comparisons was the first quarter of 2006 release of reserves related to the lapsed policies in the hurricane-impacted areas and a $3.5 million reserve charge in 2005 related to cancer litigation. In addition, individual short-term income protection claim incidence and average claim duration decreased in 2006 compared to 2005, while the average indemnity on claims was higher in 2006 relative to 2005. For accident, which is included in the income protection line of business, the claim incidence rate decreased in 2006 relative to 2005, but the average claim payment increased over that reported for 2005. These positive trends for the income protection line were slightly offset by the 2006 increase in the claim incidence rate as well as the average claim payment for hospital income. For cancer, the incidence increased in 2006 relative to 2005, but the incurred loss ratio decreased due to the introduction of a new cancer product. The life line of business reported a slight increase in the number of paid claims in 2006 relative to 2005 and an increase in the average claim payment.

The operating expense ratio for 2006 decreased in comparison to the prior year due primarily to our expense management focus and the increase in premium income.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Growth in premium income during 2005 was attributable to sales growth and stable persistency. The benefit ratio for 2005 was consistent with 2004, with decreases in the income protection and life lines of business offset by an increase in the cancer and critical illness line of business. Individual short-term income protection claim incidence decreased in 2005 compared to 2004, while the average claim duration for closed claims as well as the average indemnity was higher in 2005 relative to 2004. For accident and sickness products, which are included in the income protection line of business, the claim incidence rate decreased in 2005 relative to 2004, but the average claim payment increased over that reported for 2004. The life line of business reported an increase in the number of paid claims in 2005 relative to 2004 and a decrease in the average claim payment. The cancer and critical illness line of business was unfavorably impacted by $3.5 million in benefit charges related to litigation.

Commissions in 2005 declined relative to 2004, and operating expenses increased. These changes were due primarily to the restructuring of the agency field sales force wherein we moved certain functions from a commissioned sales agency status to salaried employees.

Before-tax operating income for 2005 includes approximately $4.8 million in charges related to cancer litigation. Excluding these charges, the before-tax operating income ratio for 2005 was 22.0 percent.

Segment Outlook

During 2007, we intend to maintain our current sales momentum by investing in various growth initiatives, including the development of additional product offerings. For 2007, this may result in slower growth in segment operating income relative to our premium growth, but we believe this growth strategy will consistently produce a higher level of premium and operating income growth over the long term.

Our 2007 initiatives also include continued development of improved business tools through the effective use of technology. We intend to further grow and develop our sales organization and increase our sales activity through expansion into markets and territories where we have less market share. We believe that the changes we have made and continue to make in our sales organization through recruiting, development, and training will continue to drive accelerated growth in 2007 through improved productivity.

Individual Income Protection – Closed Block Segment Operating Results

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

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income	$1,062.8	5.1%	$1,011.7	2.5%	$986.6
Net Investment Income	828.7	7.6	770.0	(3.6)	799.1
Other Income	105.1	10.4	95.2	(5.1)	100.3

Total	1,996.6	6.4	1,876.9	(0.5)	1,886.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,709.7	9.4	1,562.7	(3.5)	1,618.9
Commissions	76.2	1.7	74.9	(1.8)	76.3
Impairment of Intangible Assets	—	—	—	N.M.	856.4
Operating Expenses	139.4	(12.5)	159.4	1.4	157.2

Total	1,925.3	7.1	1,797.0	(33.7)	2,708.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$71.3	(10.8)	$79.9	109.7	$(822.8)

Interest Adjusted Loss Ratio (1)	97.3%		89.3%		93.4%
Operating Expense Ratio (% of Premium Income) (2)	13.1%		15.8%		15.9%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (3)	6.7%		7.9%		(83.4)%

Persistency	94.0%		94.5%		94.5%

N.M. = not a meaningful percentage

(1)	Included in these ratios are the 2006 before-tax claim reassessment charges totaling $47.2 million; the 2005 before-tax charge of $23.1 million related to the settlement agreement with the California DOI and related matters; the 2004 before-tax charge of $3.7 million related to the settlement of the multistate market conduct examination; and the 2004 before-tax reserve strengthening of $110.6 million. Excluding these charges, the interest adjusted loss ratio for 2006, 2005, and 2004 would have been 92.9%, 87.3%, and 87.5%, respectively.

(2)	Included in these ratios are the 2005 before-tax charge of $11.2 million related to the settlement agreement with the California DOI and related matters and the 2004 before-tax charge of $4.9 million related to the settlement of the multistate market conduct examination. Excluding these charges, the operating expense ratio for 2005 and 2004 would have been 14.6% and 15.4%, respectively.

(3)	Included in these ratios are the 2006 before-tax claim reassessment charges totaling $47.2 million; the 2005 before-tax charge of $34.3 million related to the settlement agreement with the California DOI and related matters; the 2004 before-tax charge of $8.6 million related to the settlement of the multistate market conduct examination; and the 2004 before-tax reserve strengthening and restructuring charges of $967.0 million. Excluding these charges, the before-tax operating income ratio for 2006, 2005, and 2004 would have been 11.1%, 11.3%, and 15.5%, respectively.

During the third quarter of 2005, we recaptured a closed block of individual income protection business with approximately $1.6 billion in invested assets and $185.0 million of annual premium. Before the recapture, the underlying operating results of the reinsurance contract were reflected in other income. The recapture did not have a material effect on operating results for this segment.

Operating Results

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The increase in premium income for 2006 relative to the prior year is due to the recapture of the ceded block of business, which increased reported premium income for 2006 by approximately $114.7 million relative to what was reported as premium income for the recaptured block of business in the prior year. Net investment income is higher in 2006 compared to last year because of the investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the reinsurance recapture and due to an increase in bond call premiums. This increase was partially offset by a decline in the overall portfolio yield rate and a decline in prepayment income on mortgage-backed securities. Other income includes the underlying results of certain blocks of reinsured business, including the results of the recaptured block of business before the recapture date.

Excluding the reserve charges noted previously, the 2006 interest adjusted loss ratio of 92.9 percent was higher than the prior year ratio of 87.3 percent due primarily to higher submitted claim incidence and a lower rate of claim recoveries.

Operating expenses, excluding charges related to the settlement agreements, decreased in 2006 in comparison to the prior year due to a 2005 payment of a judgment in a lawsuit and also to our ongoing expense management.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Premium income increased in 2005 compared to 2004 due to the third quarter of 2005 recapture of a ceded block of business, which added approximately $70.0 million of premium income to this segment in 2005. Other than premiums on the recaptured block of business, premium income declined in 2005 relative to 2004, as expected in this closed block of business. Net investment income decreased in 2005 relative to 2004 due to a decline in the portfolio yield rate and a decrease in income from prepayments on mortgage-backed securities. These declines were offset somewhat by approximately $35.0 million of investment income related to the bonds transferred to us in conjunction with the reinsurance recapture. Other income includes the underlying results of certain blocks of reinsured business, including the results of the aforementioned block of business prior to the recapture date.

The interest adjusted loss ratio for 2005 was stable in comparison to 2004, excluding the reserve charges noted in the preceding financial metrics. Claim recovery rates were lower in 2005 relative to 2004, while claim incidence rates improved. Excluding the charges related to the settlement agreements, operating expenses were lower in 2005 compared to 2004 due primarily to our overall expense management initiatives.

Segment Outlook

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on continuing to manage this large block of business consistently while at the same time exploring opportunities for improving capital management. Our three major operating segments, which at December 31, 2006 were supported by approximately $6.5 billion of allocated capital, produce a return on equity that is generally consistent with our current plan and on target to attain our long-term goal for return on equity. This closed block of individual income protection business is supported by approximately $2.6 billion of allocated capital, and our return on equity for this business generally is in the low single digits. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are cautiously optimistic that we can complete a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to divert some of the capital currently supporting this block of business to support other initiatives and therefore increase our total consolidated return on equity.

We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. We consider the recent variability in our claim resolution rate experience to be primarily the result of a temporary reduction in the operating effectiveness of our claims management performance. It is possible that this variability could continue into 2007, but we believe that the actual rates in 2007 will more align with our expected rates. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that continued variability in our reserve assumptions could result in a material impact on our reserve levels.

Other Segment Operating Results

The Other operating segment includes results from Unum US insured products not actively marketed (with the exception of certain individual income protection products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. We expect operating revenue and income resulting from the products that are not actively marketed to decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of our Unum US, Unum UK, and Colonial segments.

(in millions of dollars)
	Year Ended December 31
	2006	% Change	2005	% Change	2004
Operating Revenue
Premium Income	$4.5	73.1%	$2.6	(91.7)%	$31.3
Net Investment Income	113.2	(6.1)	120.5	(5.3)	127.3
Other Income	33.8	(6.1)	36.0	15.4	31.2

Total	151.5	(4.8)	159.1	(16.2)	189.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	120.5	(1.4)	122.2	(14.1)	142.3
Commissions	3.0	172.7	1.1	(77.6)	4.9
Deferral of Policy Acquisition Costs	—	—	—	N.M.	0.1
Amortization of Deferred Policy Acquisition Costs	—	N.M.	0.5	N.M.	—
Operating Expenses	3.6	(32.1)	5.3	(60.2)	13.3

Total	127.1	(1.5)	129.1	(19.6)	160.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$24.4	(18.7)	$30.0	2.7	$29.2

N.M. = not a meaningful percentage

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During 2006, this line of business reported an operating loss of $6.7 million compared to operating losses of $11.0 million and $7.5 million in 2005 and 2004, respectively.

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

Total operating revenue for individual life and corporate-owned life insurance was $37.8 million, $41.0 million, and $40.0 million in 2006, 2005, and 2004, respectively. Operating income for the same periods was $33.0 million, $38.8 million, and $38.2 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $103.6 million, $110.4 million, and $144.6 million in 2006, 2005, and 2004, respectively, and combined operating income (losses) of $(1.9) million, $2.2 million, and $(1.5) million. Decreases in operating revenue and income are expected to continue as these lines of business wind down.

Corporate Segment Operating Results

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $60.5 million in 2006 compared to $61.2 million in 2005 and $66.0 million in 2004. Included in operating revenue is interest on tax refunds of $2.6 million in 2006 and $14.0 million in 2004. Also included in operating revenue is a $9.4 million curtailment gain recognized in 2004 related to changes in our retiree medical plan.

The Corporate segment reported operating losses of $184.7 million, $152.8 million, and $153.7 million in 2006, 2005, and 2004, respectively. Included in the corporate segment operating results for 2006 are broker compensation settlement expenses of $18.5 million and $25.8 million of costs related to the early retirement of debt.

Interest and debt expense, excluding the costs related to early retirement of debt, was $191.8 million in 2006 compared to $208.0 million in 2005 and $207.1 million in 2004. See “Debt” contained herein in Item 7 for further discussion.

Discontinued Operations

In January 2007, we entered into a definitive agreement for the sale of GENEX. We expect to close the transaction during the first quarter of 2007, subject to customary closing conditions. Operating revenue of $177.9 million in 2005 and $177.1 million in 2004 and operating income of $15.7 million in 2005 and $16.2 million in 2004 were previously reported in the Other segment. GENEX’s income, net of tax, of $7.4 million, $9.6 million, and $9.2 million in 2006, 2005, and 2004, respectively, is now reported as discontinued operations.

During 2004, we closed the sale of our Canadian branch and reported a loss on sale and write-downs of $113.6 million before tax and $71.3 million after tax. We also reported income excluding the loss on sale and write-downs of $10.5 million in 2004.

See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our discontinued operations.

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We try to maximize investment income and assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with those assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates may affect the amount and timing of cash flows.

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At December 31, 2006, the weighted average duration of our policyholder liability portfolio was approximately 7.97 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.66 years.

Below is a summary of our formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of our portfolios.

•

The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity type instruments, up to 35 percent in private placements, and 5 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, asset-backed securities, and U.S. government agencies and municipal securities.

•	We intend to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities, in the aggregate, to within a range of +/- ten percent of the liability duration.

•	The weighted average credit quality rating of the portfolio should be BBB or higher.

•

The maximum investment per issuer group is limited based on internal limits established by our board of directors and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments our insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB+	125
BBB	100
BBB-	75
BB+	60
BB/BB-	50
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.

•	Derivative instruments may be used to hedge interest rate risk and foreign currency risk and match liability duration and cash flows consistent with the plan approved by the board of directors.

•	Asset mix guidelines and limits are established by us and approved by the board of directors.

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

Investment Results

Net investment income was $2,320.6 million in 2006, an increase of 6.0 percent relative to the prior year. The increase was due primarily to growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. Net investment income is also higher in 2006 compared to last year because of the investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the 2005 recapture of a ceded closed block of individual income protection business.

The overall yield in our investment portfolio was 6.73 percent as of December 31, 2006, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.85 percent as of December 31, 2005 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases equal or exceed the level of the overall yield.

We recognize impairment losses when we determine that the value of certain fixed maturity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity securities that were initially written down in a prior period. See “Critical Accounting Estimates” contained herein in Item 7 for a complete discussion of the valuation of fixed maturity securities.

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. Fair value changes in 2005 include an embedded derivative that was terminated when the associated reinsurance contract was recaptured in 2005. Under our remaining reinsurance contracts for which DIG Issue B36 is applicable, we believe that fair value changes will be minimal.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Year Ended December 31
	2006	2005	2004
Gross Realized Investment Gain from Sales	$82.0	$110.8	$93.4

Gross Realized Investment Loss
Write-downs	17.2	19.4	88.0
Sales	57.3	90.2	64.8

Total	74.5	109.6	152.8

Change in Fair Value of DIG Issue B36 Derivatives	(5.3)	(7.9)	88.6

Net Realized Investment Gain (Loss)	$2.2	$(6.7)	$29.2

Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments during 2006. During 2005 and 2004, we recognized other than temporary impairment losses of $10.0 million or greater on securities from three different issuers. Discussed as follows are the circumstances surrounding those impairment losses.

During 2005, we recognized an other than temporary impairment loss of $10.3 million on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds were secured by aircraft owned by the trust and had remained current on all interest payments to date. However, due to the lack of clarity regarding the value of aircraft collateralizing these securities and the length of time these securities have been in an unrealized loss position, we determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

During 2004, we recognized an other than temporary impairment loss of $20.5 million on securities issued by a large domestic based airline. The company continued to be plagued by a high cost structure and faced liquidity problems if costs were not substantially reduced in the short-term. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2001. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Also during 2004, we recognized an other than temporary impairment loss of $12.0 million on senior notes issued by a United Kingdom based engineering and manufacturing company engaged in the bus and automotive industry. The company experienced a rapid deterioration in business prospects at its main operating unit in late 2003 and early 2004, followed by the discovery of bookkeeping fraud at one of its business units. Both of these issues were discovered and disclosed to the company’s banks and note holders by outside financial consultants during the first quarter of 2004. The company filed for U.K. administration on March 31, 2004. The securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2003. At the time of the impairment loss, these securities had been continuously in an unrealized loss position for a period of greater than 180 days but less than 270 days. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

During 2006, we recognized a loss of $13.1 million on the sale of securities issued by a U.S. based automotive parts supplier. This company had experienced lower sales due to declining auto production and higher expenses due to increasing steel prices. In an October 2005 press release, this company confirmed that due to accounting errors it would restate its previously released 2004 and first and second quarter 2005 earnings and delay third and fourth quarter 2005 earnings releases. In a first quarter of 2006 press release, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment-grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

During 2005, we recognized a loss of $14.6 million on the sale of securities issued by a major U.S. based automotive parts supplier. The company had experienced declining sales and production levels, along with higher steel prices and growing employee health care and retirement costs. The company filed for bankruptcy in the third quarter of 2005. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2005. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than 90 days but less than 180 days. The circumstances of this investment have no impact on other investments.

Also during 2005, we recognized a loss of $12.6 million on the sale on securities issued by a major U.S. based automotive manufacturer. The company had experienced declining sales due to competition and the increase in gasoline prices, along with higher raw material costs and growing employee health care and retirement costs. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the third quarter of 2005. At the time of sale, these securities had been continuously in an unrealized loss position for a period of less than 90 days. The circumstances of this investment have no impact on other investments.

During 2004, we had no individual realized investment loss of $10.0 million or greater from sale of fixed maturity securities.

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $3.2 billion as of December 31, 2006 and $3.0 billion as of December 31, 2005, which are reported on a gross basis in the consolidated balance sheets contained herein in Item 8, are excluded from the table below. The investment income on these ceded policy loans is not included in income.

Distribution of Invested Assets

	December 31
	2006	2005
Investment-Grade Fixed Maturity Securities	89.0%	89.9%
Below-Investment-Grade Fixed Maturity Securities	5.8	6.0
Mortgage Loans and Real Estate	2.6	2.1
Short-Term Investments	1.8	1.2
Other Invested Assets	0.8	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2006, included $34.6 billion, or 98.7 percent, of bonds and derivative instruments and $445.1 million, or 1.3 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2006

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,360.9	$88.8	$833.9	$32.9	$1,527.0	$121.7
Canadian	268.9	57.2	—	—	268.9	57.2
Capital Goods	2,605.4	173.8	662.6	24.2	1,942.8	198.0
Communications	2,615.0	136.2	861.6	49.9	1,753.4	186.1
Consumer Cyclical	1,463.4	33.8	627.0	31.7	836.4	65.5
Consumer Non-Cyclical	4,043.3	135.4	1,751.8	68.6	2,291.5	204.0
Derivatives Hedging Available-for-Sale	(42.5)	(46.0)	(165.8)	165.8	123.3	119.8
Energy (Oil & Gas)	2,274.7	229.2	366.6	12.8	1,908.1	242.0
Financial Institutions	3,628.0	28.5	2,154.9	71.7	1,473.1	100.2
Mortgage/Asset-Backed	3,973.8	208.2	737.0	13.8	3,236.8	222.0
Sovereigns	864.3	36.4	478.3	13.1	386.0	49.5
Technology	477.5	19.5	130.0	7.0	347.5	26.5
Transportation	993.8	98.8	130.8	2.8	863.0	101.6
U.S. Government Agencies and Municipalities	2,620.5	59.7	1,368.6	67.0	1,251.9	126.7
Utilities	6,420.9	308.6	2,267.3	89.5	4,153.6	398.1

Total	$34,567.9	$1,568.1	$12,204.6	$650.8	$22,363.3	$2,218.9

The above chart excludes DIG Issue B36 embedded derivatives, which at December 31, 2006 had a fair value of $(11.5) million.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2006.

Fixed Maturity Bonds – By Maturity

As of December 31, 2006

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$33.6	$0.1
Due after 1 year up to 5 years	1,031.0	11.5
Due after 5 years up to 10 years	3,326.5	289.9
Due after 10 years	7,076.5	335.5

Subtotal	11,467.6	637.0
Mortgage/Asset-Backed Securities	737.0	13.8

Total	$12,204.6	$650.8

Of the $650.8 million in gross unrealized losses at December 31, 2006, $590.2 million, or 90.7 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2006.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2006

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$1,583.4	$14.4
> 90 <= 180 days	268.7	4.2
> 180 <= 270 days	624.6	9.6
> 270 <= 1 year	3,936.2	149.5
> 1 year <= 2 years	3,697.3	147.7
> 2 years <= 3 years	111.0	127.9
> 3 years	1,262.5	136.9

Total	$11,483.7	$590.2

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2006. The relationships of the current fair value to amortized cost, which were all at or above 70 percent on December 31, 2006, are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2006.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2006

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$51.0	$1.6
> 90 <= 180 days	7.2	0.2
> 180 <= 270 days	69.2	2.5
> 270 <=1 year	90.1	5.3
> 1 year <= 2 years	351.1	37.1
> 2 years <= 3 years	47.6	6.0
> 3 years	104.7	7.9

Total	$720.9	$60.6

As of December 31, 2006, we held three securities, all investment-grade, with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of December 31, 2006

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
U.S. Government Sponsored Mortgage Funding Company	$456.8	$15.5	> 270 days <= 1 year

U.S. Government Sponsored Mortgage Funding Company	725.1	45.9	> 3 years

Principal Protected Equity Linked Note	50.9	23.8	> 3 years

Total	$1,232.8	$85.2

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

For those fixed maturity securities with an unrealized loss and on which we have not recorded an impairment loss, we believe that the decline in fair value below amortized cost is temporary. We have the ability and intent to hold our securities to the earlier of recovery or maturity. If information becomes available that changes our assessment as to whether we will receive contractual payments related to a fixed maturity security and the security is also not projected to recover in value, the related security is generally sold. We may also in certain circumstances sell a security in an unrealized loss position because of changes in tax laws, when a merger or the disposition of a segment or product line results in positions outside of our investment guidelines, due to changes in regulatory or capital requirements, due to unexpected changes in liquidity needs, to better match portfolio cash flows, or to take advantage of relative value opportunities or tender offers that recover up to or beyond the cost of the investment.

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of December 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of December 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of December 31, 2006. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

Our investment in mortgage-backed and asset-backed securities was approximately $3.8 billion and $4.2 billion on an amortized cost basis at December 31, 2006 and 2005, respectively. At December 31, 2006, the mortgage-backed securities had an average life of 7.8 years and effective duration of 6.3 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed and asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

As of December 31, 2006, our exposure to below-investment-grade fixed maturity securities was $2,134.0 million, approximately 5.8 percent of the fair value of invested assets excluding ceded policy loans, compared to 6.0 percent at the end of 2005. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $18.8 million and $18.4 million, respectively, at December 31, 2006, and $21.5 million and $21.0 million, respectively, at December 31, 2005.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $944.0 million and $739.4 million on an amortized cost basis at December 31, 2006 and 2005, respectively. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. At December 31, 2006, impaired mortgage loans totaled $2.8 million. We had no impaired mortgage loans at December 31, 2005.

Real estate was $17.9 million and $18.2 million at December 31, 2006 and 2005, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.5 million at December 31, 2006 and $6.7 million at December 31, 2005.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. At December 31, 2006, the balance in the valuation allowance for mortgage loans was $0.5 million. We had no valuation allowance for mortgage loans at December 31, 2005. At December 31, 2006 and 2005, the balance in the valuation allowances for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during 2006 involved current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and options on forward interest rate swaps.

Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During 2006, we completed a program to reset the interest rates of several receive fixed, pay variable forward starting interest rate swaps by terminating various existing swaps and adding new swaps at current market interest rates and identical cash flow dates. This allowed us to increase our utilization of cash flows as well as reduce our credit exposure to our counterparties. Under this program, we added and terminated swaps with a notional amount of $1,515.0 million each, resulting in a gain of $136.4 million which we reported in other comprehensive income (loss). The anticipated cash flows hedged by these derivatives are still probable, and the gains from the terminated swaps along with the replacement swaps continue to be highly effective cash flow hedges. These terminations and the associated gain are included in the hedging activity discussed in the following two paragraphs.

During the years ended December 31, 2006, 2005, and 2004, we recognized net gains of $183.6 million, $120.7 million, and $29.1 million, respectively, on the termination of cash flow hedges and reported $183.6 million, $121.0 million, and $29.2 million, respectively, in other comprehensive income (loss). During the years ended December 31, 2005, and 2004, we reported net losses of $0.3 million and $0.1 million, respectively, as a component of realized investment gains and losses. We amortized $30.0 million, $21.8 million, and $20.7 million of net deferred gains into net investment income in 2006, 2005, and 2004, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $19.9 million at December 31, 2006. Additions and terminations, in notional amounts, to our hedging programs during 2006 were $2,139.8 million and $2,972.2 million, respectively, and in 2005 were $1,269.4 million and $1,458.8 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and initiation of a new one when a contract is about to mature but the need for it still exists. Additions and terminations also include those resulting from swap interest rate reset programs, such as that previously described for 2006. The notional amount of derivatives outstanding under the hedge programs was $3,774.1 million at December 31, 2006 and $4,606.5 million at December 31, 2005.

As of December 31, 2006 and 2005, we had $2,125.0 million and $2,700.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term production portfolios.

During 2005, we initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. As of December 31, 2006 and 2005, we had $367.8 million and $400.0 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of December 31, 2006 and 2005, we had $658.4 million and $684.5 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities.

As of December 31, 2006 and 2005, we had $170.0 million and $348.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $176.6 million as of December 31, 2006 and 2005. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We have entered into an interest rate swap with a notional amount of $60.0 million as of December 31, 2006 and 2005 whereby we receive a fixed rate of interest and pay a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security we own. The variable rate we pay on the swap is offset by the amount we receive on the variable rate security.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $(5.3) million, $(7.9) million and $88.6 million of net realized investment gains (losses) during 2006, 2005, and 2004, respectively.

Non-current Investments

Our exposure to non-current investments, on a fair value basis, totaled $12.5 million at December 31, 2006, compared to $29.5 million at December 31, 2005. Non-current investments are those investments for which principal and/or interest payments are more than 30 days past due. At December 31, 2006 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $76.5 million had been recorded life-to-date. The amortized cost of these investments, subsequent to the write-downs for impairments, was $4.7 million. Approximately $9.7 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year as of December 31, 2006.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. As of December 31, 2006, we had $645.9 million face value of these agreements in an open position that were offset. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at December 31, 2006.

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

Our cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category in our consolidated statements of cash flows for the applicable periods. The absence of cash flows from discontinued operations has not, nor is it expected to, materially affect liquidity and capital resources.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,431.9 million for the year ended December 31, 2006, compared to $1,503.6 million and $747.0 million for the comparable periods of 2005 and 2004. Included in the operating cash flows for 2004 is a cash disbursement of $707.4 million made in conjunction with the reinsurance of our individual income protection – closed block of business.

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

The income tax adjustment to reconcile net income (loss) to net cash provided by operating activities decreased $157.6 million in 2006 relative to 2005 and increased $231.3 million in 2005 compared to 2004. These variances year over year were due primarily from the utilization of net operating loss carryforwards during 2005. Included in 2006 is a tax benefit resulting from the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction. Included in 2004 is a tax benefit related to the restructuring charges associated with our individual income protection – closed block business.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $1,222.0 million for the year ended December 31, 2006 compared to $1,635.6 million and $919.7 million for the comparable periods of 2005 and 2004, respectively. We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our participation in the remarketing of our adjustable conversion-rate equity security units (units) in the first quarter of 2006. We therefore reported higher proceeds from sales of bonds and short-term investments in 2006 compared to 2005. We had higher proceeds from maturities of investments in 2006 than in 2005, primarily due to an increase in fixed maturity security principal proceeds from bond calls and scheduled maturities, offset somewhat by a decrease in principal prepayments on mortgage-backed securities. We generated $575.1 million less in proceeds from maturities of available-for-sale securities in 2005 than in 2004, primarily due to a decrease in principal prepayments on mortgage-backed securities and bond calls. We utilized short-term investments during 2004 in anticipation of the cash to be transferred in conjunction with the reinsurance transaction related to the individual income protection – closed block restructuring.

During 2005, we had cash inflows of $8.8 million related to the sale of Unum UK’s Netherlands branch and cash outflows of $3.5 million related to the GENEX acquisition of Independent Review Services, Inc. During 2004, we had cash inflows of $18.8 million in conjunction with the sale of our Japanese operations. In conjunction with the 2004 disposition of the Canadian branch, we transferred fixed maturity securities with a fair value and book value of approximately $1,099.4 million and $957.7 million, respectively, and cash of $31.7 million. While no cash was exchanged in the previously discussed 2004 Swiss Life transaction, Unum UK assumed reserves of approximately $279.6 million and received fixed maturity securities of approximately $259.0 million and other miscellaneous assets of approximately $5.2 million, for a net purchase price of $15.4 million. In 2004, we had cash outflows of $0.7 million for the GENEX acquisition of Integrated Benefits Management.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $157.0 million for the year ended December 31, 2006 compared to net cash provided of $71.0 million and $181.9 million for the comparable periods of 2005 and 2004, respectively.

During 2006, we received proceeds of approximately $130.0 million, less debt issuance costs of $4.1 million, from the issuance of $130.0 million aggregate principal amount of senior, secured notes by Tailwind Holdings through a private offering. Also during 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of our units issued in May 2003. We repurchased $400.0 million aggregate principal amount of the remarketed senior note element of the units, which were subsequently retired. We also repurchased $332.0 million aggregate principal amount of additional outstanding debt during 2006, for an aggregate cash outflow of $349.9 million including debt repurchase costs of $17.9 million.

During 2005, we repaid $227.0 million of maturing debt. Also in 2005, we received proceeds of $399.6 million from the issuance of $400.0 million aggregate principal amount of 6.85% senior debentures less underwriting discounts of $4.0 million. During 2004, we received proceeds of $300.0 million from the issuance of adjustable conversion-rate equity security units.

See “Debt” as follows for further information.

Cash Available from Subsidiaries

Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries depend on payments from subsidiaries to pay dividends to stockholders, to pay debt obligations, and/or to pay expenses. These payments by our insurance and non-insurance subsidiaries may take the form of interest payments on loans from the parent to a subsidiary, operating and investment management fees, and/or dividends. At December 31, 2006, Unum Group had outstanding from one of its insurance subsidiaries a $100.0 million 8.25% surplus debenture due in 2027.

Semi-annual interest payments are conditional upon the approval by the insurance department of the applicable state of domicile. During 2006, Unum Group received $150.0 million from one of its insurance subsidiaries for the repayment of a surplus debenture issued to Unum Group in December 1996 with a maturity date of December 2006.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation generally equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year.

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2007, $506.2 million is available for the payment of ordinary dividends to Unum Group from its U.S. insurance subsidiaries, excluding Tailwind Re.

Unum Group and/or certain of its finance subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. During 2006, the FSA completed its review of Unum Limited’s capitalization and determined that Unum Limited’s current capitalization is in excess of the amount considered to be sufficient capitalization. Approximately $200.2 million is available for the payment of dividends from Unum Limited during 2007.

The amount available during 2006 for the payment of ordinary dividends from Unum Group’s U.S. insurance subsidiaries was $621.4 million, of which $339.1 million was utilized. The amount available during 2006 from Unum Limited was $240.3 million, of which $95.7 million was utilized.

Tailwind Holdings’ ability to meet its debt payment obligations will be dependent upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on Tailwind Re’s satisfaction of applicable regulatory requirements and on the performance of its reinsured business. In the fourth quarter of 2006, Tailwind Re received regulatory approval from the insurance department of its state of domicile to pay a dividend of $25.0 million to Tailwind Holdings.

The ability of Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries to continue to receive dividends from their insurance subsidiaries without regulatory approval generally depends on the level of earnings of those insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as RBC ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. Unum Group’s RBC ratio for its U.S. insurance subsidiaries, excluding Tailwind Re and calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 300 percent at the end of 2006, with the individual RBC ratios for Unum Group’s principal U.S. insurance subsidiaries ranging from 260 percent to 444 percent. The individual RBC ratio for each insurance subsidiary is above the range that would require state regulatory action. The RBC ratio for Tailwind Re, calculated using the NAIC Company Action Level formula, was approximately 200 percent at the end of 2006, in line with the target level which was established for this special purpose financial captive insurance company.

Debt

At December 31, 2006, we had long-term debt, including adjustable conversion-rate equity security units, senior secured notes, and junior subordinated debt securities, totaling $2,659.6 million. At December 31, 2006, the debt to total capital ratio was 27.6 percent compared to 35.0 percent at December 31, 2005. The debt to total capital ratio, when calculated excluding the debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units, was 25.1 percent at December 31, 2006, compared to 30.3 percent at December 31, 2005.

As previously discussed, on November 1, 2006, Tailwind Holdings issued $130.0 million of senior, secured notes in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re.

The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. See Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information.

In the second quarter of 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. In the fourth quarter of 2006, in open market transactions, we purchased $32.0 million of our outstanding 6.85% notes due 2015.

In February 2006, the scheduled remarketing of the senior note element of the 2003 adjustable conversion-rate equity security units (units) occurred, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. In May 2006, we settled the purchase contract element of the units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

During the fourth quarter of 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering.

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. Unum Group subsequently registered the privately placed securities for resale by the private investors. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which Unum Group will pay interest at the initial annual rate of 5.085%, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, Unum Group will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due March 1, 2011. In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes are redeemable at Unum

Group’s option, in whole or in part, on or after June 25, 2007. In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028.

In 1998, Provident Financing Trust I issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued $300.0 million of 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to Provident Financing Trust I in connection with the capital securities offering. The sole assets of Provident Financing Trust I are the junior subordinated debt securities.

Unum Group has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Commitments

The following table summarizes contractual obligations by period as of December 31, 2006 (in millions of dollars).

	Payments Due
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Long-term Debt	$5,594.1	$181.2	$814.1	$623.5	$3,975.3

Policyholder Liabilities	30,778.6	4,157.5	5,830.0	4,326.0	16,465.1

Operating Leases	106.8	32.1	39.2	17.0	18.5

Purchase Obligations	96.1	95.2	0.9	—	—

Total	$36,575.6	$4,466.0	$6,684.2	$4,966.5	$20,458.9

Long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheet. See Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information.

Policyholder liability maturities, which are presented net of reinsurance ceded, represent the projected payout of the current inforce policyholder liabilities and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the inforce business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset/liability management under “Investments” contained herein in Item 7.

Operating leases include noncancelable obligations on certain office space and equipment.

Purchase obligations include capital commitments of $13.2 million to fund certain private placement fixed maturity securities and $66.6 million for commercial mortgage loan originations. These are shown in the table above based on the expiration date of the commitment. The funds will be due upon satisfaction of contractual notice from the trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $16.3 million at December 31, 2006.

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that rate our senior debt and the financial strength of our principal U.S. insurance subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. These ratings reflect each rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Debt ratings represent the opinions of the rating agencies specific to an issuer’s ability to repay its debt and are based primarily on consolidated financial information prepared using GAAP. Both financial strength ratings and debt ratings incorporate both quantitative and qualitative analyses by rating agencies and are routinely evaluated and updated on an ongoing basis.

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings can be expected to adversely affect us. A downgrade of the financial strength ratings could, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect our ability to compete. Downgrades in our debt ratings can be expected to adversely affect our cost of capital or our ability to raise additional capital.

The table below reflects our senior debt ratings and the financial strength ratings for our U.S. domiciled insurance company subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody’s	S&P

Senior Debt Ratings	bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BB+ (Speculative)

Financial Strength Ratings

Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Provident Life & Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated

Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

We maintain an ongoing dialogue with these rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. We hold regular meetings, including an annual review meeting. We held our annual review with each of the rating agencies during the second quarter of 2006. Subsequent to each of our meetings, each agency issued a statement on our earnings and outlook.

•	On May 23, 2006, Moody’s reaffirmed our credit ratings and financial strength ratings, and changed the outlook on the ratings from “negative” to “stable.”

•	On June 7, 2006, AM Best reaffirmed our debt ratings and financial strength ratings and maintained the outlook on the ratings at “negative.”

•

On August 31, 2006, S&P reaffirmed our counterparty credit rating and affirmed the counterparty credit and financial strength ratings on our various operating subsidiaries. S&P also revised its outlook on our holding company ratings from “stable” to “positive” and maintained the outlook of our subsidiaries at “stable.”

•	On August 22, 2006, Fitch affirmed the ratings of our subsidiaries and on our debt and maintained the outlook as “stable.”

Subsequent to our third quarter of 2006 revision to our claim reassessment reserve estimate, our ratings were reevaluated by all four rating agencies, with each agency issuing a public comment in early November 2006. On November 1, 2006, Fitch affirmed its ratings for our companies and maintained its outlook at “stable.” Also on November 1, 2006, S&P affirmed its counterparty credit and financial strength ratings for our companies and maintained its outlook. On November 2, 2006, Moody’s reaffirmed our credit ratings and financial strength ratings for our companies but changed its outlook from “stable” to “negative,” citing our revision to our estimate of the reassessment cost for the claims requiring remediation. On the positive side, Moody’s noted that our Company had shown improvement in recent years in several of its key financial metrics, including lower financial leverage, stronger cash flow interest coverage and earnings interest coverage ratios, and a stronger combined RBC ratio. On November 7, 2006, AM Best reaffirmed our debt ratings and financial strength ratings and maintained the outlook on the ratings at “negative.”

We cannot assure you that further changes by these or other rating agencies will or will not occur. Furthermore, ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

See “Ratings” in Part 1, Item 1 and “Risk Factors – Debt and Financial Strength Ratings” in Part 1, Item 1A, contained herein for further discussion.

Other Information

Pension and Postretirement Benefit Plans

We sponsor several defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. The U.S. pension plans comprise the majority of our total benefit obligation and pension expense. The value of the benefit obligations is determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. These assumptions are reviewed annually. Two of the economic assumptions, the discount rate and the long-term rate of return, are adjusted accordingly based on key external indices. We follow Statements of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Pensions, No. 106 (SFAS 106), Employers’ Accounting for Postretirement Benefits Other Than Pensions, No. 132 (SFAS 132), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) in our financial reporting and accounting for our pension and postretirement benefit plans.

U.S. Pension and PostRetirement Benefit Plans

The assumptions chosen for U.S. pension plans and the U.S. postretirement plan use consistent methodology but reflect the differences in the plan obligations. We use a December 31 measurement date for each plan.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. We set the discount rate assumption at the measurement date for each of our retirement related benefit plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The discount rate used for the net periodic benefit costs for 2007 and 2006 for our U.S. pension plans was 6.10 percent and 5.80 percent, respectively. Using a similar methodology applied to the postretirement plan cash flows, the discount rate used in the net periodic benefit cost for 2007 and 2006 was 5.90 percent and 5.50 percent, respectively.

Lowering the discount rate by 50 basis points would have increased the 2006 pension expense for our U.S. pension plans by $10.7 million and would be expected to result in an $11.2 million increase in our 2007 pension expense.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. We use a compound interest method in computing the rate of return on pension plan assets. The long-term rate of return on assets used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2007 and 2006 was 8.00 percent. Lowering the expected long-term rate of return on the plan assets by 50 basis points would have increased our 2006 pension expense by approximately $2.6 million. For 2007, lowering the assumption by 50 basis points would be expected to increase pension expense by approximately $3.5 million.

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

Our U.S. pension plans have an unrecognized net actuarial loss and an unrecognized prior service credit which represent the cumulative liability and asset gains and losses and the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2006, the unrecognized net loss for these two items combined was approximately $290.0 million compared to $352.5 million at December 31, 2005. The decrease is due to the decline in the net actuarial loss resulting from an increase in the year end discount rate from 5.80 percent at 2005 to 6.10 percent at 2006 as well as actual asset returns in excess of the 8.0 percent assumed rate of return. Prior to the adoption of SFAS 158, unrecognized actuarial gains or losses and prior service costs or credits were amortized as a component of pension expense but were not reported in companies’ balance sheets. SFAS 158 requires that actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as of the adoption date of SFAS 158 be recognized as components of accumulated other comprehensive income, net of tax. The unrecognized gains or losses will be amortized out of accumulated other comprehensive income and included as a component of the net benefit cost, as they were prior to the adoption of SFAS 158. Our 2006, 2005, and 2004 pension expense includes $19.3 million, $16.4 million, and $13.2 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit.

We reported U.S. pension expense of $59.6 million, $54.8 million, and $43.6 million in 2006, 2005 and 2004, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $658.5 million at December 31, 2006, compared to $515.4 million at year end 2005. In recent years, the moderate increase in assets, coupled with the liability increase due to declining discount rates, has reduced the year end funding level in the plan such that it has a deficit of $151.6 million as of December 31, 2006, compared to $246.1 million as of December 31, 2005. We had no regulatory contribution requirements for 2006 and 2005; however, we elected to make voluntary contributions of $92.0 million and $23.0 million, respectively, to our U.S. qualified defined benefit pension plan. We expect to make a voluntary contribution of approximately $110.0 million in 2007, based on current tax law.

Non-U.S. Pension Plans

Our U.K. operation maintains a separate defined benefit plan for eligible employees. The U.K. defined benefit pension plan (Scheme) was closed to new entrants on December 31, 2002.

The long-term rate of return on asset assumption used in the net periodic pension costs for 2007 and 2006 was 6.8 percent and 6.7 percent, respectively. We elected to set the discount rate assumption at the measurement date for the Scheme to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. The discount rate assumptions were 5.10 percent and 4.80 percent as of December 31, 2006 and 2005, respectively.

Pension expense was $7.8 million, $11.7 million, and $11.6 million in 2006, 2005, and 2004, respectively.

The fair value of plan assets in the Scheme was $168.9 million at December 31, 2006, compared to $92.1 million at year end 2005. The Scheme has a deficit of $9.6 million at December 31, 2006, compared to $45.2 million at December 31, 2005. We contribute to the Scheme in accordance with a schedule of contributions which requires that we contribute to the Scheme at the rate of at least 18.20 percent of eligible salaries, sufficient to meet the minimum funding requirement under U.K. legislation. During 2006, we made a voluntary contribution of $44.2 million to reduce the deficit and required contributions of $9.1 million. We anticipate that we will make contributions during 2007 of approximately $9.5 million.

We previously maintained separate defined benefit plans for the employees of our Canadian branch operation. As a result of the sale of the Canadian branch, we froze the Canadian defined benefit pension plans during 2004 and recorded a curtailment loss of $0.7 million. We are currently in the process of terminating the Canadian plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. We employ various derivative programs to manage these material market risks. See Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

Our operations are subject to risk resulting from interest rate fluctuations, primarily long-term U.S. interest rates. Changes in interest rates and individuals’ behavior affect the amount and timing of asset and liability cash flows. We continually model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows us to choose the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to our activities in derivative financial instruments. We use interest rate swaps, interest rate forward contracts, exchange-traded interest rate futures contracts, and options to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.4 billion and $1.5 billion at December 31, 2006 and 2005, respectively. The fair values of mortgage loans, which are reported in our consolidated balance sheets at amortized cost, would decrease by approximately $50 million and $90 million at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of our long-term debt would increase approximately $210 million and $240 million, respectively.

The effect of a change in interest rates on asset prices was determined using a duration implied methodology for corporate bonds, private placement securities, and government and government agency securities whereby the duration of each security was used to estimate the change in price for the security assuming an increase of 100 basis points in interest rates. The effect of a change in interest rates on the mortgage-backed securities is estimated using a mortgage analytic system which takes into account the impact of changing prepayment speeds resulting from a 100 basis point increase in interest rates on the change in price of the mortgage-backed securities. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values of long-term debt were determined using discounted cash flows analyses. Because we actively manage our investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations and certain investment securities denominated in those local currencies. Foreign operations represented 7.4 percent and 6.4 percent of total assets at December 31, 2006 and 2005, respectively, and 9.7 percent and 9.2 percent of total revenue from continuing operations for 2006 and 2005, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2006 and 2005 levels, stockholders’ equity and net income as of and for the periods then ended would not have been materially affected.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting and management’s assessment of that effectiveness, as of December 31, 2006, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Unum Group and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Unum Group and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 26, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Unum Group changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
February 26, 2007

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2006	2005
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $33,414.1; $32,062.1)	$35,001.5	$34,856.8
Mortgage Loans	944.0	739.4
Real Estate	17.9	18.2
Policy Loans	3,429.5	3,201.4
Other Long-term Investments	122.0	122.8
Short-term Investments	648.4	417.9

Total Investments	40,163.3	39,356.5

Other Assets
Cash and Bank Deposits	121.3	67.1
Accounts and Premiums Receivable	2,057.1	1,951.6
Reinsurance Recoverable	5,512.2	5,609.2
Accrued Investment Income	646.8	618.7
Deferred Policy Acquisition Costs	2,983.1	2,913.3
Value of Business Acquired	78.2	78.5
Goodwill	204.1	202.4
Property and Equipment	370.1	375.3
Other Assets	546.3	557.3
Other Assets - Discontinued Operations	112.3	107.3
Separate Account Assets	28.5	29.6

Total Assets	$52,823.3	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2006	2005
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,220.4	$2,063.4
Reserves for Future Policy and Contract Benefits	35,689.4	34,041.5
Unearned Premiums	520.1	481.8
Other Policyholders’ Funds	2,019.1	2,235.5
Income Tax Payable	44.4	18.6
Deferred Income Tax	567.3	983.7
Long-term Debt	2,659.6	3,261.6
Other Liabilities	1,326.7	1,360.3
Other Liabilities - Discontinued Operations	29.0	26.9
Separate Account Liabilities	28.5	29.6

Total Liabilities	45,104.5	44,502.9

Commitments and Contingent Liabilities - Note 15

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 344,578,616 and 300,508,859 shares	34.4	30.1
Additional Paid-in Capital	2,200.0	1,627.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	534.8	1,040.7
Net Gain on Cash Flow Hedges	194.2	273.3
Foreign Currency Translation Adjustment	116.0	22.4
Minimum Pension Liability Adjustment	—	(172.9)
Unrecognized Pension and Postretirement Benefit Costs	(232.2)	—
Retained Earnings	4,925.8	4,610.4
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)
Deferred Compensation	—	(13.8)

Total Stockholders’ Equity	7,718.8	7,363.9

Total Liabilities and Stockholders’ Equity	52,823.3	$51,866.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unum Group and Subsidiaries

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,948.2	$7,815.6	$7,839.6
Net Investment Income	2,320.6	2,188.3	2,158.7
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2
Other Income	264.3	262.1	260.3

Total Revenue	10,535.3	10,259.3	10,287.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,577.2	7,083.2	7,248.4
Commissions	819.0	804.7	842.3
Interest and Debt Expense	191.8	208.0	207.1
Cost Related to Early Retirement of Debt	25.8	—	—
Deferral of Policy Acquisition Costs	(528.2)	(519.4)	(557.3)
Amortization of Deferred Policy Acquisition Costs	478.6	463.7	436.7
Amortization of Value of Business Acquired	8.0	15.1	15.8
Impairment of Intangible Assets	—	—	856.4
Compensation Expense	680.5	659.0	641.2
Other Operating Expenses	817.2	851.1	872.9

Total Benefits and Expenses	10,069.9	9,565.4	10,563.5

Income (Loss) from Continuing Operations Before Income Tax	465.4	693.9	(275.7)

Income Tax (Benefit)
Current	150.5	116.2	(22.7)
Deferred	(88.7)	73.7	(51.6)

Total Income Tax (Benefit)	61.8	189.9	(74.3)

Income (Loss) from Continuing Operations	403.6	504.0	(201.4)

Discontinued Operations - Note 2
Income (Loss) Before Income Tax	13.2	15.7	(81.2)
Income Tax (Benefit)	5.8	6.1	(29.6)

Income (Loss) from Discontinued Operations	7.4	9.6	(51.6)

Net Income (Loss)	$411.0	$513.6	$(253.0)

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$1.25	$1.71	$(0.68)
Net Income (Loss)	$1.27	$1.74	$(0.86)
Assuming Dilution
Income (Loss) from Continuing Operations	$1.21	$1.61	$(0.68)
Net Income (Loss)	$1.23	$1.64	$(0.86)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)

Balance at December 31, 2003	$29.8	$1,609.1	$1,171.2	$4,526.9	$(54.2)	$(11.8)	$7,271.0

Comprehensive Income
Net Loss				(253.0)			(253.0)
Change in Net Unrealized Gain on Securities (net of tax expense of $130.8)			228.8				228.8
Change in Net Gain on Cash Flow Hedges (net of tax expense of $42.6)			79.1				79.1
Change in Foreign Currency Translation Adjustment (net of tax benefit of $3.3)			38.6				38.6
Change in Minimum Pension Liability Adjustment (net of tax benefit of $18.3)			(36.6)				(36.6)

Total Comprehensive Income							56.9

Issuance of Equity Security Units		(27.6)					(27.6)
Common Stock Activity		6.9				5.3	12.2
Dividends to Stockholders				(88.4)			(88.4)

Balance at December 31, 2004	29.8	1,588.4	1,481.1	4,185.5	(54.2)	(6.5)	7,224.1

Comprehensive Income
Net Income				513.6			513.6
Change in Net Unrealized Gain on Securities (net of tax benefit of $147.9)			(269.1)				(269.1)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $19.7)			36.4				36.4
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.2)			(73.9)				(73.9)
Change in Minimum Pension Liability Adjustment (net of tax benefit of $6.7)			(11.0)				(11.0)

Total Comprehensive Income							196.0

Common Stock Activity	0.3	39.5				(7.3)	32.5
Dividends to Stockholders				(88.7)			(88.7)

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Deferred Compensation	Total
	(in millions of dollars)

Balance at December 31, 2005	$30.1	$1,627.9	$1,163.5	$4,610.4	$(54.2)	$(13.8)	$7,363.9

Comprehensive Loss
Net Income				411.0			411.0
Change in Net Unrealized Gain on Securities (net of tax benefit of $273.1)			(505.9)				(505.9)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $39.8)			(79.1)				(79.1)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.3)			93.6				93.6
Change in Minimum Pension Liability Adjustment (net of tax expense of $11.3)			24.8				24.8

Total Comprehensive Loss							(55.6)

Common Stock Activity	4.3	585.9					590.2
Adjustments to Adopt SFAS 123(R) Note 12		(13.8)				13.8	—
Adjustments to Adopt SFAS 158 (net of tax benefit of $40.3) Note 1			(84.1)				(84.1)
Dividends to Stockholders				(95.6)			(95.6)

Balance at December 31, 2006	$34.4	$2,200.0	$612.8	$4,925.8	$(54.2)	$—	$7,718.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income (Loss)	$411.0	$513.6	$(253.0)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Change in Receivables	65.2	(56.9)	(97.0)
Change in Deferred Policy Acquisition Costs	(49.6)	(55.7)	(128.6)
Change in Insurance Reserves and Liabilities	1,440.5	1,319.7	1,714.6
Change in Income Tax Liabilities	(67.4)	90.2	(141.1)
Change in Other Accrued Liabilities	(120.8)	(44.0)	(39.6)
Non-cash Adjustments to Net Investment Income	(370.0)	(368.6)	(461.7)
Net Realized Investment (Gain) Loss	(2.2)	6.7	(28.9)
Amortization of Value of Business Acquired	8.0	15.1	17.1
Depreciation	72.5	72.7	63.4
Impairment of Intangible Assets	—	—	856.4
Cash Transferred to Reinsurer for Individual Income Protection - Closed Block Restructuring Transaction	—	—	(707.4)
Other, Net	44.7	10.8	(47.2)

Net Cash Provided by Operating Activities	1,431.9	1,503.6	747.0

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	2,174.2	1,871.0	1,607.0
Proceeds from Maturities of Available-for-Sale Securities	1,364.0	1,169.7	1,744.8
Proceeds from Sales and Maturities of Other Investments	139.6	139.6	167.3
Purchase of Available-for-Sale Securities	(4,050.2)	(4,370.1)	(4,190.4)
Purchase of Other Investments	(561.0)	(524.4)	(115.4)
Net Sales (Purchases) of Short-term Investments	(225.4)	5.4	(74.7)
Acquisition of Business	—	(3.5)	(0.7)
Disposition of Business	—	8.8	(12.9)
Other, Net	(63.2)	67.9	(44.7)

Net Cash Used by Investing Activities	$(1,222.0)	$(1,635.6)	$(919.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Cash Flows from Financing Activities
Deposits to Policyholder Accounts	$2.1	$2.9	$3.7
Maturities and Benefit Payments from Policyholder Accounts	(7.2)	(7.4)	(11.3)
Short-term Debt Repayments	—	(227.0)	—
Issuance of Long-term Debt	130.0	399.6	300.0
Long-term Debt Repayments	(732.0)	—	—
Cost Related to Early Retirement of Debt	(17.9)	—	—
Issuance of Common Stock	580.0	18.1	5.7
Dividends Paid to Stockholders	(95.6)	(88.7)	(88.4)
Other, Net	(16.4)	(26.5)	(27.8)

Net Cash Provided (Used) by Financing Activities	(157.0)	71.0	181.9

Effect of Foreign Exchange Rate Changes on Cash	1.3	(2.6)	2.3

Net Increase (Decrease) in Cash and Bank Deposits	54.2	(63.6)	11.5

Cash and Bank Deposits at Beginning of Year	67.1	130.7	119.2

Cash and Bank Deposits at End of Year	$121.3	$67.1	$130.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 16). Material intercompany transactions have been eliminated.

In January 2007, we entered into a definitive agreement for the sale of our wholly-owned subsidiary, GENEX Services, Inc. (GENEX). During 2004, we completed the sale of our Canadian branch. The financial results of GENEX and the Canadian branch are reported as discontinued operations in the consolidated financial statements for each year presented, as applicable. Except where noted, the information presented in the notes to the consolidated financial statements excludes our discontinued operations. See Note 2 for further discussion.

Description of Business: We are the largest provider of group and individual income protection products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services. We market our products primarily to employers interested in providing benefits to their employees.

We have three major business segments: Unum US, Unum UK, and Colonial. Our other segments are the Individual Income Protection – Closed Block segment, the Other segment, and the Corporate segment. Unum US and Unum UK were previously referred to as U.S. Brokerage and Unum Limited. The names were changed in conjunction with our corporate branding initiative. See Note 14 for further discussion of our operating segments.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Many factors influence the assumptions upon which reserves for policy and contract benefits are based, including historical trends in our experience and expected deviations from historical experience. Considerable judgment is required to interpret actual historical experience and to assess the future factors that are likely to influence the ultimate cost of settling existing claims. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

Investments: Investments are reported in our consolidated balance sheets as follows:

Available-for-Sale Fixed Maturity Securities are reported at fair value.

Mortgage Loans are generally carried at amortized cost less an allowance for probable losses.

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $9.5 million and $9.3 million as of December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Policy Loans are presented at unpaid balances directly related to policyholders. Included in policy loans are $3,238.1 million and $3,005.4 million of policy loans ceded to reinsurers at December 31, 2006 and 2005, respectively.

Other Long-term Investments, primarily private equity fund limited partnerships, are generally carried at cost plus our share of changes in the investee’s ownership equity since acquisition.

Short-term Investments are carried at cost.

Fixed maturity securities include bonds and redeemable preferred stocks. Fixed maturity securities not bought and held for the purpose of selling in the near term but for which we do not have the positive intent and ability to hold to maturity are classified as available-for-sale.

Changes in the fair value of available-for-sale fixed maturity securities are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

We discontinue the accrual of investment income on invested assets when collection is uncertain. We recognize investment income on impaired investments when the income is received.

Derivative Financial Instruments: We recognize all of our derivative instruments (including certain derivative instruments embedded in other contracts) as either assets or liabilities in our consolidated balance sheets and measure those instruments at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

Gains or losses on the termination of ineffective hedges are reported in current earnings. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings.

For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change.

Reinsurance Recoverable: We routinely cede reinsurance to other insurance companies. For ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, we report assets and liabilities on a gross basis. Our reinsurance recoverable includes the balances due from reinsurers under the terms of these reinsurance agreements for ceded policy and contract benefits, ceded future policy and contract benefits, and ceded unearned premiums, less ceded policy loans.

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

Loss recognition is generally performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If loss recognition testing indicates that deferred policy acquisition costs are not recoverable, the deficiency is charged to expense. The assumptions used in loss recognition testing represent management’s best estimates of future experience.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies, with the accrual of interest added to the unamortized balance at interest rates principally ranging from 5.05 percent to 6.00 percent. The accumulated amortization for value of business acquired was $101.9 million and $83.8 million as of December 31, 2006 and 2005, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred policy acquisition costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $496.4 million and $443.0 million as of December 31, 2006 and 2005, respectively.

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

Policy and Contract Benefits Liabilities: Active life reserves for future policy and contract benefits on traditional life and accident and health products have been provided on the net level premium method. The reserves are calculated based upon assumptions as to interest, withdrawal, morbidity, and mortality that were appropriate at the date of issue. Interest assumptions for active life reserves may be graded downward over a period of years. Withdrawal assumptions are based on our actual experience. Morbidity and mortality assumptions are based upon industry standards adjusted as appropriate to reflect our actual experience. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

Disabled lives reserves for future policy and contract benefits on disability policies are calculated based upon assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. The assets for each product line are selected according to the specific investment strategy for that product line to produce asset cash flows that follow timing and amount patterns similar to those of the anticipated liability payments.

Reserves for future policy and contract benefits on group single premium annuities have been provided on a net single premium method. The reserves are calculated based on assumptions as to interest, mortality, and retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect our actual experience. The assumptions vary by year of issue.

Reserves for future policy and contract benefits on interest-sensitive products are principally policyholder account values.

Policyholders’ Funds: Policyholders’ funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

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

Deferred Gain or Loss on Reinsurance: Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2006 and 2005 was $181.3 million and $204.2 million, respectively.

Premium Tax Expense: Premium tax expense is included in other operating expenses in the consolidated statements of operations. For the years ended December 31, 2006, 2005, and 2004, premium tax expense was $140.5 million, $137.4 million, and $129.0 million, respectively.

Separate Accounts: The separate account amounts shown in our consolidated balance sheets represent contributions by contract holders to variable-benefits and fixed-benefits pension plans. The contract purchase payments and the assets of the separate accounts are segregated from other funds for both investment and administrative purposes. Contract purchase payments received under variable annuity contracts are subject to deductions for sales and administrative fees. Also, the sponsoring companies of the separate accounts receive management fees based on the net asset values of the separate accounts.

Translation of Foreign Currency: Revenues and expenses of our continuing and discontinued foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $349.8 million and $353.1 million at December 31, 2006 and 2005, respectively, and represented approximately 0.7 percent of consolidated assets and 0.7 percent of consolidated liabilities at December 31, 2006 and 2005.

Reclassifications: Financial results previously reported have been revised for the classification of GENEX as a discontinued operation, as discussed in Note 2.

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

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Had we applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income (loss) and net income (loss) per share would be as follows:

	Year Ended December 31
	2005	2004
	(in millions of dollars, except share data)

Net Income (Loss), as Reported	$513.6	$(253.0)
Add: Stock-based Employee Compensation Expense Included in Net Income (Loss) as a Result of the Prospective Application Allowed Under SFAS 148, Net of Tax	0.7	0.8
Deduct: Stock-based Employee Compensation Expense Determined under SFAS 123, Net of Tax	(1.2)	(4.8)

Pro Forma Net Income (Loss)	$513.1	$(257.0)

Net Income (Loss) Per Share:
Basic - as Reported	$1.74	$(0.86)
Basic - Pro Forma	$1.73	$(0.87)

Assuming Dilution - as Reported	$1.64	$(0.86)
Assuming Dilution - Pro Forma	$1.64	$(0.87)

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

Effective December 31, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. Also, under SFAS 158, defined benefit pension and other postretirement plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The adoption of SFAS 158 resulted in the following adjustments to our balance sheet: a decrease in other assets of $55.0 million, a decrease in deferred income tax of $40.3 million, an increase in other liabilities of $69.4 million, and a decrease in accumulated other comprehensive income of $84.1 million. The adoption of SFAS 158 had no effect on our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Pronouncements Outstanding:

Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, was issued by the Accounting Standards Executive Committee in September 2005. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05 -1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We will adopt the provisions of SOP 05-1 effective January 1, 2007. The cumulative effect of applying the provisions of SOP 05-1 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007. We estimate that the cumulative effect adjustment will decrease retained earnings approximately $400.0 million to $450.0 million.

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109 (SFAS 109), was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FIN 48 effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007. We estimate that the cumulative effect adjustment will increase retained earnings by up to $25.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Discontinued Operations

As discussed in Note 1, in January 2007, we entered into a definitive agreement for the sale of GENEX and expect to close the transaction during the first quarter of 2007, subject to customary closing conditions. The expected gain on the transaction is not material. We have agreed with the buyer, in an arms-length transaction, to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. Intercompany amounts paid to GENEX for these types of services for the years ended December 31, 2006, 2005, and 2004 were approximately $15.4 million, $15.7 million, and $18.8 million, respectively. The estimated future purchase of these services from the buyer is not material.

GENEX is accounted for as an asset held for sale at December 31, 2006 and is reported as discontinued operations in the accompanying consolidated financial statements. The results of GENEX, which were previously included in the Other segment, are now reported as discontinued operations and excluded from segment results for all periods.

Selected results for GENEX are as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars, except share data)

Total Revenue	$183.5	$177.9	$177.1

Income Before Income Tax	$13.2	$15.7	$16.2

Income	$7.4	$9.6	$9.2

Income Per Common Share
Basic	$0.02	$0.03	$0.03
Assuming Dilution	$0.02	$0.03	$0.03

Assets and liabilities for discontinued operations as reported in the accompanying consolidated balance sheets are comprised of the following:

	December 31
	2006	2005
	(in millions of dollars)

Other Assets
Cash and Bank Deposits	$3.1	$2.3
Accounts and Premiums Receivable	29.6	27.6
Goodwill	71.1	70.6
Property and Equipment	4.7	4.2
Other Assets	3.8	2.6

Other Assets - Discontinued Operations	$112.3	$107.3

Other Liabilities
Income Tax Payable	$(0.6)	$(0.3)
Deferred Income Tax	8.4	6.0
Other Liabilities	21.2	21.2

Other Liabilities - Discontinued Operations	$29.0	$26.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Discontinued Operations - Continued

During 2003, we entered into an agreement to sell our Canadian branch. In the first quarter of 2004, we recognized a loss of $0.6 million before tax and $0.4 million after tax to write down the value of bonds in the Canadian branch investment portfolio to market value. The transaction closed April 30, 2004, and in the second quarter of 2004, we recognized a loss of $113.0 million before tax and $70.9 million after tax on the sale of the branch.

Selected results for the Canadian branch for the period January 1, 2004 through April 30, 2004 are as follows (in millions of dollars, except share data):

Premium Income	$124.5

Total Revenue	$146.2

Income Before Income Tax, Excluding Loss on Sale and Write-downs	$16.2
Loss on Sale and Write-downs	(113.6)

Loss Before Income Tax	$(97.4)

Income Excluding Loss on Sale and Write-downs	$10.5
Loss on Sale and Write-downs, Net of Income Tax	(71.3)

Loss	$(60.8)

Loss Per Common Share
Basic	$(0.21)
Assuming Dilution	$(0.21)

Note 3 - Fair Values of Financial Instruments

We use the following methods and assumptions in estimating the fair values of our financial instruments:

Fixed Maturity Securities: Fair values are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. For private placements, fair values are estimated using internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability. Additionally, we obtain prices from independent third-party brokers to establish valuations for certain of these securities. See Note 4 for the amortized cost and fair values of securities by security type and by maturity date.

Derivatives: Fair values are based on market quotes or pricing models and represent the net amount of cash we would have received or paid if the contracts had been settled or closed as of the last day of the year.

DIG Issue B36 Embedded Derivatives: Fair values are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in certain reinsurance agreements we have entered.

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar mortgage loans to borrowers with similar credit ratings and maturities. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans and Other Long-term Investments: Carrying amounts approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

Policyholders’ Funds: Carrying amounts for deferred annuity products and other policyholders’ funds, which include guaranteed investment contracts (GICs) and supplementary contracts without life contingencies, approximate fair value.

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Long-term Debt: Fair values are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, accrued investment income, and accounts payable approximate the fair values due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	December 31 (in millions of dollars)
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Fixed Maturity Securities
Available-for-Sale	$35,055.5	$35,055.5	$34,593.2	$34,593.2
Derivatives Hedging Available-for-Sale	(42.5)	(42.5)	269.8	269.8
DIG Issue B36 Embedded Derivatives	(11.5)	(11.5)	(6.2)	(6.2)
Mortgage Loans	944.0	949.7	739.4	750.0
Policy Loans	3,429.5	3,429.5	3,201.4	3,201.4
Other Long-term Investments	122.0	122.0	122.8	122.8

Liabilities
Policyholders’ Funds
Deferred Annuity Products	1,019.9	1,019.9	1,149.8	1,149.8
Other	470.3	470.3	550.4	550.4
Long-term Debt	2,659.6	2,862.0	3,261.6	3,884.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2006 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,587.0	$71.5	$67.2	$2,591.3
States, Municipalities, and Political Subdivisions	42.9	0.9	—	43.8
Foreign Governments	803.1	103.9	7.6	899.4
Public Utilities	4,748.4	311.2	73.7	4,985.9
Mortgage/Asset-Backed Securities	3,765.6	222.0	13.8	3,973.8
Derivatives Hedging Available-for-Sale	3.5	119.8	165.8	(42.5)
All Other Corporate Bonds	21,049.3	1,389.6	322.7	22,116.2
Redeemable Preferred Stocks	414.3	33.3	2.5	445.1

Total	$33,414.1	$2,252.2	$653.3	35,013.0

Fair Value of DIG Issue B36 Embedded Derivatives				(11.5)

Total Fixed Maturity Securities				$35,001.5

	December 31, 2005 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,487.9	$124.3	$9.6	$2,602.6
States, Municipalities, and Political Subdivisions	61.0	3.2	—	64.2
Foreign Governments	689.8	124.5	—	814.3
Public Utilities	4,256.2	373.2	28.5	4,600.9
Mortgage/Asset-Backed Securities	4,177.3	274.3	20.3	4,431.3
Derivatives Hedging Available-for-Sale	15.9	377.2	123.3	269.8
All Other Corporate Bonds	20,226.0	1,941.9	243.4	21,924.5
Redeemable Preferred Stocks	148.0	9.3	1.9	155.4

Total	$32,062.1	$3,227.9	$427.0	34,863.0

Fair Value of DIG Issue B36 Embedded Derivatives				(6.2)

Total Fixed Maturity Securities				$34,856.8

Of the $653.3 million in gross unrealized losses on fixed maturity securities and the derivatives that hedge these securities at December 31, 2006, $592.7 million, or 90.7 percent, are related to investment-grade fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

The gross unrealized loss on below-investment-grade fixed maturity securities was $60.6 million at December 31, 2006, or 9.3 percent, of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of December 31, 2006 and 2005.

	December 31, 2006 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$1,068.3	$42.6	$311.7	$24.6
Foreign Governments	278.4	7.6	—	—
Public Utilities	871.3	15.5	1,019.3	58.2
Mortgage/Asset-Backed Securities	165.6	1.3	571.4	12.5
Derivatives Hedging Available-for-Sale	(36.3)	36.3	(129.5)	129.5
All Other Corporate Bonds	4,283.1	84.0	3,801.3	238.7
Redeemable Preferred Stocks	71.5	0.9	55.7	1.6

Total	$6,701.9	$188.2	$5,629.9	$465.1

	December 31, 2005 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$68.3	$0.9	$270.2	$8.7
Public Utilities	773.2	14.0	292.0	14.5
Mortgage/Asset-Backed Securities	910.5	19.4	101.6	0.9
Derivatives Hedging Available-for-Sale	(0.1)	0.5	(122.8)	122.8
All Other Corporate Bonds	3,519.2	125.4	1,333.0	118.0
Redeemable Preferred Stocks	29.4	0.5	6.3	1.4

Total	$5,300.5	$160.7	$1,880.3	$266.3

As of December 31, 2006, we held 466 individual investment-grade fixed maturity securities and 51 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 181 investment-grade fixed maturity securities and 27 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

As of December 31, 2006, we held three securities with a gross unrealized loss of $10.0 million or greater, as follows:

	December 31, 2006 (in millions of dollars)
	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$456.8	$15.5	> 270 days <= 1 year

U.S. Government Sponsored Mortgage Funding Company	725.1	45.9	> 3 years

Principal Protected Equity Linked Note	50.9	23.8	> 3 years

Total	$1,232.8	$85.2

For those securities with a gross unrealized loss of $10.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of December 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of December 31, 2006, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of December 31, 2006. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	The probability of recovering principal and interest.

•	Our ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Any other key measures for the related security.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period to the extent of the decline in value. For those fixed maturity securities with an unrealized loss and on which we have not recorded an impairment write-down, we believe that the decline in fair value below amortized cost is temporary.

The amortized cost and fair values of fixed maturity securities by maturity date are shown as follows. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2006 (in millions of dollars)
	Amortized Cost	Fair Value
Available-for-Sale Securities
1 year or less	$242.7	$302.2
Over 1 year through 5 years	3,004.9	3,101.8
Over 5 years through 10 years	6,793.0	6,852.2
Over 10 years	19,607.9	20,771.5

	29,648.5	31,027.7
Mortgage/Asset-Backed Securities	3,765.6	3,973.8

Total	$33,414.1	$35,001.5

At December 31, 2006, the total investment in below-investment-grade fixed maturity securities was $2,134.0 million or 5.8 percent of the fair value of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,111.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

We have four special purpose entities which support our investment objectives and which are consolidated under the provisions of Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. Three of these entities are trusts holding forward contracts to purchase unrelated equity securities. Each of these trusts also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair values of the underlying forward and swap contracts equaled $177.3 million as of December 31, 2006, and are reported as fixed maturity securities in the consolidated balance sheets. The fourth entity is a trust containing a highly rated bond for principal protection, unrelated equity securities, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond, equity securities, and partnerships were $81.0 million, $11.5 million, and $40.3 million, respectively, as of December 31, 2006.

We have a significant investment in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. This special purpose entity does not meet the consolidation requirements of FIN 46(R). We issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The outstanding balance of all tranches at December 31, 2006 was $143.7 million, $91.8 million of which is held by third parties. These third parties have no recourse against us. The total value of the CBO assets was $82.2 million at December 31, 2006. Our maximum exposure to loss for the fixed maturity securities is $18.8 million at December 31, 2006.

At December 31, 2006, we had capital commitments of approximately $13.2 million to fund certain of our private placement fixed maturity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the security.

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or repledge them. We also pledge our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreements to repurchase them at a later, specified date. At December 31, 2006, the carrying value of fixed maturity securities pledged as collateral to third parties was $1,005.7 million.

Mortgage Loans

At December 31, 2006, mortgage loans were collateralized by office buildings (39.6 percent), industrial buildings (29.8 percent), retail stores (16.4 percent), and other properties (14.2 percent). Our mortgage loan portfolio is geographically dispersed within the United States, with the largest concentrations in Pennsylvania (16.3 percent) and California (12.2 percent).

Mortgage loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2006, impaired mortgage loans totaled $2.8 million. We had no impaired mortgage loans at December 31, 2005.

At December 31, 2006, we had capital commitments of approximately $66.6 million for commercial mortgage loan originations. The funds will be due at closing of the mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

Investment Valuation Allowances

At December 31, 2006 and 2005 we had real estate investment allowances totaling $7.6 million. Deductions for allowances released upon disposal or restructuring totaled $1.7 million in 2005. There were no other deductions and no additions in 2006, 2005, and 2004.

At December 31, 2006, the balance in the valuation allowance for mortgage loans was $0.5 million. We had no valuation allowance for mortgage loans at December 31, 2005. Additions to allowances for mortgage loans totaled $0.5 million in 2006. There were no deductions and no other additions in 2006, 2005, and 2004.

There were no other investment valuation allowances at December 31, 2006 and 2005.

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Fixed Maturity Securities	$2,262.0	$2,151.3	$2,125.6
Mortgage Loans	54.6	43.0	38.0
Real Estate	1.0	0.4	3.1
Policy Loans	12.6	17.4	11.4
Other Long-term Investments	8.4	8.5	1.9
Short-term Investments	21.0	10.8	8.9

Gross Investment Income	2,359.6	2,231.4	2,188.9
Less Investment Expenses	21.0	19.9	12.4
Less Investment Income on PFA Assets	18.0	23.2	17.8

Net Investment Income	$2,320.6	$2,188.3	$2,158.7

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Fixed Maturity Securities
Gross Gains	$68.3	$74.4	$64.3
Gross Losses	(71.1)	(95.7)	(141.3)
Mortgage Loans, Real Estate, and Other Invested Assets	10.3	22.8	17.7
Change in Fair Value of DIG Issue B36 Derivatives	(5.3)	(7.9)	88.6
Other Derivatives	—	(0.3)	(0.1)

Realized Investment Gain (Loss)	$2.2	$(6.7)	$29.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

Other Comprehensive Income

The components of the change in the net unrealized gain on securities and the change in the net gain on cash flow hedges included in other comprehensive income (loss) are as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
Change in Net Unrealized Gain Before Reclassification Adjustment	$(936.3)	$(406.3)	$560.8
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Continuing Operations	(0.9)	18.9	57.6
Reclassification Adjustment for Net Realized Investment (Gain) Loss - Discontinued Operations	—	—	(143.0)
Change in Net Gain on Cash Flow Hedges	(118.9)	56.1	121.7
Change in the Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance	158.2	(29.6)	(115.8)
Change in Tax Liability	312.9	128.2	(173.4)

Total	$(585.0)	$(232.7)	$307.9

Note 5 - Derivative Financial Instruments

We use swaps, forwards, futures, and options to hedge interest rate and currency risks and to match assets with our insurance liabilities.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $19.9 million at December 31, 2006. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $180.2 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps		Forwards	Options	Total
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable
	(in millions of dollars)
Balance at December 31, 2003	$58.1	$3,261.0	$682.1	$—	$4,001.2
Additions	688.4	15.0	218.2	785.0	1,706.6
Terminations	39.2	149.0	723.7	—	911.9

Balance at December 31, 2004	707.3	3,127.0	176.6	785.0	4,795.9
Additions	400.0	560.0	278.4	31.0	1,269.4
Terminations	16.9	927.0	46.9	468.0	1,458.8

Balance at December 31, 2005	1,090.4	2,760.0	408.1	348.0	4,606.5
Additions	—	1,860.0	109.8	170.0	2,139.8
Terminations	64.2	2,435.0	125.0	348.0	2,972.2

Balance at December 31, 2006	$1,026.2	$2,185.0	$392.9	$170.0	$3,774.1

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2006, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2007	2008	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$540.0	$485.0	$380.0	$240.0	$205.0	$185.0	$150.0	$2,185.0
Weighted Average Receive Rate	6.56%	5.73%	5.75%	6.51%	6.58%	6.49%	6.66%	6.23%
Weighted Average Pay Rate	5.94%	5.36%	5.36%	5.36%	5.36%	5.36%	5.36%	5.50%

Our freestanding derivatives all qualify as hedges and have been designated as cash flow hedges. Our significant cash flow hedging programs are described as follows.

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps and forward contracts. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2013 and protect us from the potential adverse impact of declining interest rates on the associated policy reserves. We plan on terminating these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of December 31, 2006 and 2005, we had $2,125.0 million and $2,700.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program. We did not have any forward contracts outstanding under this program as of December 31, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

As of December 31, 2006 and 2005, we had $658.4 million and $690.4 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of December 31, 2006 and 2005, we had $367.8 million and $400.0 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $176.6 million as of December 31, 2006 and 2005. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We have entered into an interest rate swap with a notional amount of $60.0 million as of December 31, 2006 and 2005 whereby we receive a fixed rate of interest and pay a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security we own. The variable rate we pay on the swap is offset by the amount we receive on the variable rate security.

As of December 31, 2006 and 2005, we had $170.0 million and $348.0 million, respectively, notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows, through the year 2007, from renewals on policies with a one to two year minimum premium rate guarantee.

As of December 31, 2005, we had $15.2 million notional amount of a foreign currency forward contract to hedge the variability of functional currency cash flows associated with the anticipated receipt of foreign currency proceeds from the settlement of a bankruptcy claim related to a fixed maturity security we owned. We terminated this derivative in 2006, for cash, at the time the bankruptcy claim proceeds were received.

During 2004 and 2003, we entered into certain foreign currency forward contracts whereby we agreed to pay our counterparty a specific Canadian dollar denominated notional amount in exchange for a specific U.S. dollar denominated notional amount. These cash flow hedges were used to eliminate the variability of functional currency cash flows associated with the proceeds from the sale of our Canadian branch. We terminated these currency forwards, for cash, at the time of the closing of the sale of the branch in 2004 and recognized a gain of $2.4 million which was reported as a component of the loss from discontinued operations.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $(5.3) million, $(7.9) million, and $88.6 million of net realized investment gains (losses) during 2006, 2005, and 2004, respectively. One of the reinsurance contracts for which DIG Issue B36 was applicable was recaptured during 2005. Prior to recapture, we included in other assets a deposit asset for the applicable reinsurance contract. At the time of recapture, the receivable in the deposit asset was settled, the derivative was terminated, and the assets were recorded using the market value of $1,621.7 million that existed on that date. The difference in the book value transferred out of the deposit asset account, which was $1,472.7 million, and the market value recorded equaled the embedded derivative market value component of $149.0 million. The time value component of $9.4 million was recognized as a realized investment loss. The fair value of the embedded derivative related to the remaining applicable reinsurance contract was $(11.5) million as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

During 2006, we completed a program to reset the interest rates of several receive fixed, pay variable forward starting interest rate swaps by terminating various existing swaps and adding new swaps at current market interest rates and identical cash flow dates. This allowed us to increase our utilization of cash flows as well as reduce our credit exposure to our counterparties. Under this program, we added and terminated swaps with a notional amount of $1,515.0 million each, resulting in a gain of $136.4 million which we reported in other comprehensive income (loss). The anticipated cash flows hedged by these derivatives are still probable, and the gains from the terminated swaps along with the replacement swaps continue to be highly effective cash flow hedges. These terminations and the associated gain are included in the hedging activity discussed in the following paragraph.

During the years ended December 31, 2006, 2005, and 2004, we recognized net gains of $183.6 million, $120.7 million, and $29.1 million, respectively, on the termination of cash flow hedges and reported $183.6 million, $121.0 million, and $29.2 million, respectively, in other comprehensive income. During the years ended December 31, 2005 and 2004 we reported net losses of $0.3 million and $0.1 million, respectively, as a component of realized investment gains and losses. We amortized $30.0 million, $21.8 million, and $20.7 million of net deferred gains into net investment income during 2006, 2005, and 2004, respectively. The estimated amount of net deferred gains to be amortized into operating earnings during 2007 is $27.2 million.

The notional amount of derivatives outstanding under the hedge programs was $3,774.1 million at December 31, 2006. For the year ended December 31, 2006, there was no material ineffectiveness related to our derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Additionally, there were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring as anticipated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Acquisitions and Dispositions

Acquisitions

During 2005 and 2004 GENEX acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million and Integrated Benefits Management, a provider of case management services, at a price of $0.7 million, respectively. These companies will be included with the disposition of GENEX.

During 2004, we became responsible for the ongoing administration and management of the United Kingdom portion of the group income protection claims portfolio of Swiss Life (UK) plc (Swiss Life), and Swiss Life reinsured this portfolio to us. We also became a multi-national pooling partner for Swiss Life Insurance & Pension Company with respect to business written in the United Kingdom. The amount attributable to value of business acquired in conjunction with this transaction was $15.4 million.

A reconciliation of value of business acquired is as follows:

	2006	2005	2004
	(in millions of dollars)

Balance at January 1	$78.5	$101.5	$463.5
Acquisition of Business	—	—	15.4
Interest Accrued	4.6	5.2	6.3
Amortization	(12.6)	(20.3)	(22.1)
Impairment	—	—	(367.1)
Foreign Currency	7.7	(7.9)	5.5

Balance at December 31	$78.2	$78.5	$101.5

During 2004, we recognized an impairment of $367.1 million for the remaining balance of the individual income protection – closed block value of business acquired. The impairment related to the restructuring of this business and the resulting modification of our reporting segments. See Note 14 for further discussion.

The estimated net amortization of value of business acquired for each of the next five years is $8.2 million in each of the years 2007 and 2008, $9.2 million in 2009, and $9.4 million in each of the years 2010 and 2011.

Dispositions

In January 2007, we entered into a definitive agreement for the sale of GENEX. See Note 2 for further discussion.

During 2005, we completed the sale of Unum UK’s Netherlands branch. The gain on the sale was $5.7 million before tax and $4.0 million after tax.

During 2004, we completed the sale of our Canadian branch. See Note 2 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2006	2005	2004
	(in millions of dollars)

Balance at January 1	$23,047.7	$22,285.1	$20,397.5
Less Reinsurance Recoverable	2,267.3	3,096.2	2,654.5

Net Balance at January 1	20,780.4	19,188.9	17,743.0

Acquisition of Business – Note 6	—	—	267.0
Recapture of Business – Note 13	—	934.8	—

Incurred Related to
Current Year	5,204.4	5,188.3	5,471.5
Prior Years
Interest	1,149.5	1,066.9	1,005.0
Incurred	624.9	442.9	335.6
Foreign Currency	292.2	(224.2)	128.7

Total Incurred	7,271.0	6,473.9	6,940.8

Paid Related to
Current Year	(1,597.5)	(1,692.1)	(1,726.3)
Prior Years	(4,386.8)	(4,125.1)	(4,035.6)

Total Paid	(5,984.3)	(5,817.2)	(5,761.9)

Net Balance at December 31	22,067.1	20,780.4	19,188.9
Plus Reinsurance Recoverable	2,257.3	2,267.3	3,096.2

Balance at December 31	$24,324.4	$23,047.7	$22,285.1

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at our average reserve discount rate used during 2006, 2005, and 2004.

We entered into settlement agreements with various state insurance regulators in the fourth quarter of 2004 and with the California Department of Insurance (DOI) in the third quarter of 2005. In connection with these settlement agreements, we increased our income protection claim reserves $84.5 million in 2004 and $52.7 million in 2005. During 2006, we further increased our income protection claim reserves $396.4 million to reflect our revised estimate for costs associated with the claim reassessment process. “Incurred Related to Prior Years – Incurred” includes $396.4 million, $52.7 million, and $84.5 million in 2006, 2005, and 2004, respectively, for these reserve charges. “Paid Related to Prior Years” includes $154.9 million and $16.1 million in 2006 and 2005, respectively, for these reserve charges. There were no payments related to prior years in 2004 for these reserve charges. See Note 15 for further discussion of the settlement agreements and the claim reassessment process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

In 2004, we completed an analysis of the assumptions related to our individual income protection – closed block claim reserves. The analysis was initiated based on the restructuring effective January 1, 2004, which reflected the individual income protection – closed block as a stand-alone segment. Previously these reserves were analyzed for the individual income protection line of business on a combined basis. Included in the analysis was a review of morbidity assumptions, primarily claim resolution rates, and claim reserve discount rate assumptions. Based upon this analysis, we lowered the claim reserve discount rate to reflect the segmentation of the investment portfolio between the individual income protection – recently issued business and the individual income protection – closed block business, the duration of the assets and the related policy liabilities. Based on the analysis, in 2004 we increased our individual income protection – closed block claim reserves by $110.6 million to reflect our current estimate of future benefit obligations. “Incurred Related to Prior Years – Incurred” includes $237.4 million in 2004 for the reserve strengthening, reinsurance, and other related adjustments associated with the restructuring.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2006	2005	2004
	(in millions of dollars)

Policy and Contract Benefits	$2,220.4	$2,063.4	$1,841.6
Reserves for Future Policy and Contract Benefits	35,689.4	34,041.5	33,224.8

Total	37,909.8	36,104.9	35,066.4
Less:
Life Reserves for Future Policy and Contract Benefits	7,753.1	7,471.3	7,280.0
Accident and Health Active Life Reserves	4,869.2	4,464.6	4,409.6
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	963.1	1,121.3	1,091.7

Liability for Unpaid Claims and Claim Adjustment Expenses	$24,324.4	$23,047.7	$22,285.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
Income (Loss) from Continuing Operations	$61.8	$189.9	$(74.3)
Income (Loss) from Discontinued Operations	5.8	6.1	(29.6)
Stockholders' Equity – Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	(273.1)	(147.9)	130.8
Net Gain on Cash Flow Hedges	(39.8)	19.7	42.6
Foreign Currency Translation Adjustment	(0.3)	(0.2)	(3.3)
Minimum Pension Liability Adjustment	11.3	(6.7)	(18.3)
Adjustment to Adopt SFAS 158	(40.3)	—	—
Stockholders' Equity – Additional Paid-in Capital Stock Option Compensation	—	(4.5)	(0.1)

Total Income Tax Expense (Benefit)	$(274.6)	$56.4	$47.8

A reconciliation of the income tax expense (benefit) attributable to income (loss) from continuing operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in the consolidated statements of operations, is as follows.

	Year Ended December 31
	2006	2005	2004
Statutory Income Tax	35.0%	35.0%	35.0%
Goodwill Impairment	—	—	(26.3)
Prior Year Tax Settlements	(2.1)	(6.6)	15.0
Tax Basis on Sale of Foreign Subsidiaries	—	—	2.1
Fines and Penalties	0.2	0.5	(2.0)
Tax-exempt Investment Income	(1.6)	(0.8)	1.6
Foreign Net Operating Losses	(17.9)	(0.2)	3.2
Other Items, Net	(0.3)	(0.5)	(1.7)

Effective Tax	13.3%	27.4%	26.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

The net deferred income tax liability consists of the following:

	December 31
	2006	2005
	(in millions of dollars)
Deferred Tax Liability from Continuing Operations
Deferred Policy Acquisition Costs	$542.9	$538.3
Invested Assets	144.5	564.2
Policy Reserves	76.0	—
Other	75.0	150.6

Gross Deferred Tax Liability	838.4	1,253.1

Deferred Tax Asset from Continuing Operations
Employee Benefits	188.1	172.0
Policy Reserves	—	2.0
Other	89.4	101.7

Gross Deferred Tax Asset	277.5	275.7
Less Valuation Allowance	6.4	6.3

Net Deferred Tax Asset	271.1	269.4

Net Deferred Tax Liability from Continuing Operations	567.3	983.7
Net Deferred Tax Liability from Discontinued Operations	8.4	6.0

Total Net Deferred Tax Liability	$575.7	$989.7

Under the Life Insurance Company Tax Act of 1959, U.S. stock life insurance companies were required to maintain a policyholders’ surplus account containing the accumulated portion of income which had not been subjected to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders’ surplus account and that any future distributions to shareholders from the account would become subject to federal income tax at the general corporate federal income tax rate then in effect. During 2004, the Homeland Investment Act of 2004 was enacted. The Homeland Investment Act of 2004 provided, in part, that distributions from policyholders’ surplus accounts during 2005 and 2006 would not be taxed.

The amount of the policyholders’ surplus accounts of our U.S. insurance subsidiaries at December 31, 2004, was approximately $228.8 million. Distributions made during 2005 by these life insurance subsidiaries, including dividend distributions, were deemed to occur first from the policyholders’ surplus accounts. As a result, our U.S. life insurance subsidiaries distributed as dividends the remaining balance of their policyholders’ surplus account to the holding company during 2005. This resulted in the elimination of a future potential tax of approximately $80.1 million which had not previously been provided for in current or deferred taxes because we considered the conditions under which such a tax would be paid to be remote.

The Homeland Investment Act of 2004 also provided a deduction of 85 percent of certain foreign earnings that were repatriated during 2005, up to a maximum of $500.0 million. For the portion of unremitted foreign earnings of our non-U.S. operations that had been considered to be permanently reinvested, we had not previously provided U.S. income taxes. During the fourth quarter of 2005, we repatriated $454.8 million in unremitted foreign earnings from our U.K. subsidiary. We recorded current taxes payable of approximately $15.3 million on those previously unremitted foreign earnings and recorded a tax benefit of approximately $18.6 million as a result of the reversal of the deferred tax liability related to the unremitted earnings. We consider the remaining amounts of unremitted earnings as permanently invested in our foreign subsidiaries, and we have therefore not provided taxes on those amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

Our consolidated statements of operations include the following amounts of income subject to foreign taxation, including the results of the Canadian branch discontinued operations, and the related foreign income tax expense (benefit):

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Income Before Tax Subject to Foreign Taxation	$229.6	$179.8	$61.7

Foreign Income Tax Expense (Benefit)
Current	$43.9	$50.3	$75.5
Deferred	(65.2)	0.6	(69.6)

Total Foreign Income Tax Expense (Benefit)	$(21.3)	$50.9	$5.9

During the fourth quarter of 2006, we reversed income tax liabilities of approximately $91.9 million related primarily to group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate as the result of final determinations on those years. Included also in fourth quarter 2006 operating results is income of $2.6 million before tax and approximately $3.9 million after tax attributable to the receipt of interest and tax refunds on prior year tax items in excess of what was previously provided.

During the first quarter of 2005, the Internal Revenue Service (IRS) completed its examination of tax years 1999 through 2001 and issued its revenue agent’s report (RAR) in April 2005. Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in the first quarter of 2005, all of which was reflected as a reduction to income tax expense. We are contesting several issues raised in the 1999 through 2001 tax years and expect to resolve these through the IRS appeals process.

During 2005, we also recognized $3.0 million of income before tax and $2.0 million after tax as a result of refunds received from the IRS during the year. Additionally, we recognized an income tax benefit of approximately $10.8 million in connection with the finalization of income tax reviews of our U.K. subsidiaries.

During 2004, we obtained a judgment in refund litigation for tax year 1984, and as a result we were entitled to a refund of tax plus interest for 1984 and for tax years subsequent to 1984 in which the IRS took inconsistent positions on the deductibility of the insurance tax reserves that were the subject of the litigation and for which we paid tax based on the IRS’ positions. As a result of the judgment, results from operations were increased by $14.0 million before tax and $26.2 million after tax.

Also during 2004, we recognized tax benefits from settlements of IRS examinations of tax years 1996 through 1998. Under the settlements, we resolved issues raised by the IRS pertaining to the calculation of insurance tax reserves and the deductibility of losses on notional principal contracts. Tax benefits of $33.1 million are included in 2004 results from operations attributable to the effect of prior year tax settlements.

We are under continuous examination by the IRS and other tax authorities in areas wherein we have significant business operations. The current IRS examination covers the tax years 2002 through 2004.

We believe sufficient provision has been made for proposed and potential adjustments for years under examination and at appeals and for years yet to be examined. We do not believe that any such future adjustment will have a material adverse effect on our financial position, liquidity, or results of operations, although the resolution of income tax matters could impact our results of operations for a particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

We will adopt FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We are continuing to evaluate the effect of FIN 48 on our financial statements but estimate that the cumulative effect adjustment at adoption on January 1, 2007 will increase retained earnings by up to $25.0 million. This estimate is subject to revision as we complete our analysis.

As of December 31, 2006, we had net operating loss carryforwards in the U.S. of approximately $135.1 million. The majority of the net operating loss carryforwards will expire in 2023. As of December 31, 2006, we had net operating loss carryforwards in foreign jurisdictions of $6.4 million for which a full valuation allowance has been established because in our judgment, we will most likely not realize a tax benefit for these losses. The $0.1 million change from 2005 in the valuation allowance is due to fluctuations in foreign exchange rates.

Total income taxes paid during 2006, 2005, and 2004 were $129.2 million, $93.4 million, and $91.5 million, respectively.

Note 9 - Debt

Long-term debt consists of the following:

	December 31
	2006	2005
	(in millions of dollars)
Senior Secured Notes, variable due 2036, callable at or above par	$130.0	$—
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2008	—	575.0
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2009	300.0	300.0
Notes @ 7.25% due 2032, callable at or above par	150.0	150.0
Notes @ 7.375% due 2032, callable at or above par	250.0	250.0
Notes @ 6.75% due 2028, callable at or above par	250.0	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 6.85%, due 2015, callable at or above par	367.6	399.6
Notes @ 7.625% due 2011, callable at or above par	325.0	575.0
Notes @ 5.997% due 2008	175.0	—
Junior Subordinated Debt Securities @ 7.405% due 2038	250.0	300.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$2,659.6	$3,261.6

The 7.25% notes due 2032 are redeemable at Unum Group’s option on or after June 25, 2007. The adjustable conversion-rate equity security units, the 5.997% notes due 2008, and the junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of adjustable conversion-rate equity security units, notes, and medium-term notes, followed by junior subordinated debt securities. The aggregate contractual principal maturities are $175.0 million in 2008, $300.0 million in 2009, $325.0 million in 2011, and $1,860.0 million in 2012 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Debt - Continued

In November 2006, Tailwind Holdings, LLC (Tailwind Holdings), a wholly-owned subsidiary of Unum Group, issued $130.0 million of floating rate, insured, senior, secured notes due 2036 (the notes) in a private offering. The notes bear interest at a floating rate equal to the London Interbank Offered Rate (LIBOR) plus 0.35%. Tailwind Holdings contributed the $130.0 million proceeds from the issuance of the notes, to Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings, as a capital contribution. Tailwind Re deposited the funds in a funding sub account. No further deposits will be made into the funding sub account.

Tailwind Re has reinsured a quota share portion of Unum Life Insurance Company of America’s (Unum America) liability with respect to certain specified long-term disability claims incurred between January 1, 1999 and December 31, 2001 that were in payment status on January 1, 2006 (reinsured claims). Assets held in the funding sub account will not be available to fund payments of principal or interest on the notes, but will be held solely to satisfy any obligations of Tailwind Re to Unum America under the Reinsurance Agreement.

Tailwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the notes will be dependent principally on its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims.

Recourse for the payment of principal, interest, and other amounts due on the notes is limited to the collateral and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that is required to be maintained in accordance with the indenture pursuant to which the notes were issued (the indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings’ rights under the transaction documents related to the notes to which Tailwind Holdings is a party. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the notes at par on the scheduled payment dates of each year in an amount equal to the lesser of (i) a specified targeted amortization amount as defined in the indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including the payment of interest on the notes, and to retain the required balance in the DSCA.

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. The cost of the cash tender offer decreased 2006 income by $17.8 million before tax, or $11.6 million after tax.

In November 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering and received net proceeds of $399.6 million. These debentures are fully and unconditionally guaranteed by Unum Group. In December 2006, $32.0 million of these debentures were redeemed. The cost related to this redemption decreased 2006 income by $2.7 million before tax, or $1.9 million after tax.

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit has a stated amount of $25 and will initially consist of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitles

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Debt - Continued

the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which we will pay interest at the initial annual rate of 5.085 percent, payable quarterly. Upon settlement of the common stock purchase contract and successful remarketing of the senior note element of the units, we will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. The present value of the quarterly contract adjustment payments, which is included in other liabilities in the consolidated balance sheets, and the related purchase contract issuance costs reduced additional paid-in capital by $27.6 million. The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired.

In May 2003, Unum Group issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agreed to purchase, for $25, shares of Unum Group’s common stock on May 15, 2006 and which entitled the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by Unum Group due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased 2006 income by $5.3 million before tax, or $3.4 million after tax. Upon settlement of the common stock purchase contract in May 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the trust in connection with the capital securities offering. The sole assets of the trust are the junior subordinated debt securities.

Unum Group has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs. At December 31, 2006, we had $1.0 billion remaining on our shelf registration.

Interest paid on short-term and long-term debt and related securities during 2006, 2005, and 2004 was $200.7 million, $210.7 million, and $205.2 million, respectively.

Note 10 - Pensions and Other Postretirement Benefits

We sponsor several defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. The U.S. plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. We previously maintained separate defined benefit plans for the employees of our Canadian branch operation. As a result of the sale of the Canadian

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

branch, we froze the Canadian defined benefit pension plans during 2004 and are currently in the process of terminating these plans.

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans. We use a December 31 measurement date for each plan.

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non U.S. Plans
	2006	2005	2006	2005	2006	2005
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$841.9	$727.3	$152.9	$144.8	$189.8	$188.3
Service Cost	35.8	35.2	8.4	8.3	4.1	4.2
Interest Cost	48.4	43.7	8.0	7.5	10.0	10.4
Plan Participant Contributions	—	—	—	—	2.9	2.8
Actuarial (Gain) Loss	(26.2)	47.6	9.9	8.8	1.3	(0.4)
Benefits Paid	(13.1)	(11.9)	(4.3)	(2.6)	(15.6)	(15.5)
Settlement	—	—	(0.9)	—	—	—
Change in Foreign Exchange Rates	—	—	20.0	(13.9)	—	—

Benefit Obligation at End of Year	$886.8	$841.9	$194.0	$152.9	$192.5	$189.8

Accumulated Benefit Obligation at December 31	$824.4	$723.2	$171.4	$135.6	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$515.4	$478.1	$107.5	$94.2	$11.9	$11.8
Actual Return on Plan Assets	61.0	23.1	10.2	15.9	0.5	0.4
Employer Contributions	95.2	26.1	53.5	8.8	12.3	12.4
Plan Participant Contributions	—	—	—	—	2.9	2.8
Benefits Paid	(13.1)	(11.9)	(4.3)	(2.6)	(15.6)	(15.5)
Settlement	—	—	(0.9)	—	—	—
Change in Foreign Exchange Rates	—	—	18.3	(8.8)	—	—

Fair Value of Plan Assets at End of Year	$658.5	$515.4	$184.3	$107.5	$12.0	$11.9

Unfunded Liability	$228.3	$326.5	$9.7	$45.4	$180.5	$177.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in the consolidated balance sheets for our pension and postretirement benefit plans at December 31, 2006 are as follows:

	Pension Benefits		Postretirement
	U.S. Plans	Non U.S. Plans	Benefits	Total
	(in millions of dollars)
Current Pension Liability	$3.0	$—	$13.5	$16.5
Noncurrent Pension Liability	225.3	9.7	167.0	402.0

Unfunded Liability	$228.3	$9.7	$180.5	$418.5

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Loss	$(298.3)	$(65.0)	$(13.4)	$(376.7)
Prior Service Credit	8.3	—	15.6	23.9
Transition Asset	—	0.3	—	0.3

	(290.0)	(64.7)	2.2	(352.5)
Deferred Income Tax Asset (Liability)	101.6	19.4	(0.7)	120.3

Total Included in Accumulated Other Comprehensive Income	$(188.4)	$(45.3)	$1.5	$(232.2)

The weighted average assumptions used in the measurement of our pension and postretirement benefit obligations as of December 31 are as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005
Discount Rate	6.10%	5.80%	5.10%	4.82%	5.90%	5.50%
Rate of Compensation Increase	4.70%	4.70%	5.00%	4.70%	—	—

The weighted average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005
Discount Rate	5.80%	6.05%	4.82%	5.25%	5.50%	5.70%
Expected Return on Plan Assets	8.00%	8.50%	6.58%	7.09%	5.75%	5.75%
Rate of Compensation Increase	4.70%	4.60%	4.70%	4.86%	—	—

We currently set the discount rate assumption annually for each of our pension-related benefit plans at the measurement date to reflect the yield of a portfolio of high quality long-term fixed income securities matched against the projected cash flows for future benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

For measurement purposes at December 31, 2006 and 2005, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 9.00 percent for benefits payable to retirees prior to Medicare eligibility and 9.80 percent for benefits payable to Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of the fifth year and remain at that level thereafter.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2006 would have increased (decreased) the service cost and interest cost by $0.7 million and $(0.6) million, respectively, and the postretirement benefit obligation by $7.6 million and $(6.8) million, respectively.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions of dollars)
Service Cost	$35.9	$35.2	$29.4	$8.4	$8.3	$8.6	$4.1	$4.2	$4.1
Interest Cost	48.4	43.7	37.1	8.0	7.5	6.5	10.1	10.4	10.9
Expected Return on Plan Assets	(44.0)	(40.5)	(36.1)	(10.6)	(6.6)	(5.2)	(0.7)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	22.4	19.2	16.1	2.3	2.6	2.2	—	—	—
Prior Service Credit	(3.1)	(2.8)	(2.9)	—	—	—	(3.8)	(3.8)	(3.7)
Transition Asset	—	—	—	(0.1)	(0.1)	(0.1)	—	—	—
Curtailment	—	—	—	0.2	—	0.7	—	—	(9.4)

Total	$59.6	$54.8	$43.6	$8.2	$11.7	$12.7	$9.7	$10.1	$1.2

The net actuarial loss, prior service credit, and transition asset included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2007 is $20.6 million, $(3.1) million, and $(0.1) million, respectively, before tax, and $13.3 million, $(2.0) million, and $(0.1) million, respectively, after tax. The prior service credit expected to be recognized in net periodic cost for postretirement plans during 2007 is $(3.8) million before tax and $(2.5) million after tax.

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

Year	Pension Benefits		Postretirement	Medicare Part-D Subsidy
	U.S. Plans	Non U.S. Plans	Benefits
	(in millions of dollars)
2007	$13.1	$18.5	$14.1	$(0.6)
2008	14.8	4.0	14.9	(0.6)
2009	16.6	4.4	15.4	(0.6)
2010	19.1	4.9	15.7	(0.6)
2011	21.7	5.6	16.1	(0.6)
2012 - 2016	179.2	32.5	80.6	(3.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Our funded pension plans’ weighted average asset allocations, by asset category, are as follows:

	U.S. Plans				Non U.S. Plans
	2006		2005		2006		2005
	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity Securities	55 - 65%	61%	55 - 65%	63%	60%	50%	60%	64%
Fixed Income Securities	27 - 33	29	27 - 33	27	40	39	40	35
Other	8 - 12	10	8 - 12	10	—	11	—	1

Total		100%		100%		100%		100%

To determine the net periodic pension cost for our U.S. qualified defined benefit pension plan for the year 2006, an 8.0 percent long-term expected rate of return assumption was used. The long-term rate of return assumption is an estimate, based on statistical analysis, of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The investment portfolio during 2006 contained a diversified blend of large cap, mid cap, and small cap domestic equity securities, international equity securities, convertible securities, and investment-grade and below-investment-grade fixed income securities. Our expectations for the future investment returns of these asset categories were based on a combination of historical market performance and evaluations of investment forecasts obtained from external consultants and economists. The methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio was calculated based on the plan’s strategic asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. The plan prohibits the use of derivative instruments.

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for 2006 and 2005; however, we elected to make voluntary contributions of $92.0 million and $23.0 million, respectively. We expect to make a voluntary contribution of approximately $110.0 million to our U.S. qualified defined benefit pension plan in 2007, based on current pension funding law. The funding policy for the U.S. non-qualified defined benefit pension plan and postretirement plan is to contribute the amount of the benefit payments made during the year.

Our U.K. operation maintains a separate defined benefit plan (Scheme) for eligible employees. The Scheme assets are invested in pooled funds, with a 54 percent global equity securities allocation. The remainder of the assets is predominantly invested in fixed interest bonds and index linked bonds. The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the Scheme assets until current benefits are paid. We are required to contribute to the Scheme at the rate of at least 18.20 percent of eligible salaries sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $53.3 million and $8.8 million in 2006 and 2005, respectively. We expect to make contributions of $9.5 million during 2007.

We also maintain a reserve for life insurance benefits payable to certain former retirees covered under the postretirement welfare plan. The expected return assumption for this reserve was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.39 percent and 6.56 percent for 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003 to add a voluntary prescription drug benefit for Medicare-eligible retirees to be effective January 1, 2006. The Medicare Act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. During 2005 we confirmed that all of our retiree medical plans qualify for a government subsidy under the Medicare Act and chose to defer coordination with the new prescription drug benefit until 2007. This change is reflected in the net periodic benefit cost.

Note 11 - Stockholders’ Equity and Earnings Per Common Share

Common Stock

Dividends paid per common share were $0.30 for each of the years ended December 31, 2006, 2005, and 2004.

During 2006, we settled the purchase contract element of the adjustable conversion-rate equity security units issued in 2003 by issuing 43.3 million shares of Unum Group common stock. See Note 9 for further discussion.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$411.0	$513.6	$(253.0)

Denominator (000s)
Weighted Average Common Shares - Basic	324,654.9	295,776.4	295,224.3
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	8,153.0	14,297.8	—
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,553.8	2,438.4	—

Weighted Average Common Shares - Assuming Dilution	334,361.7	312,512.6	295,224.3

Net Income (Loss) Per Common Share
Basic	$1.27	$1.74	$(0.86)
Assuming Dilution	$1.23	$1.64	$(0.86)

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, and other dilutive securities on the number of weighted average common shares, assuming dilution. Under this method, the purchase contract element of the units, as described in Note 9, and outstanding stock options, as described in Note 12, will have a dilutive effect only when the average market price of Unum Group’s common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stockholders’ Equity and Earnings Per Common Share - Continued

stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the units issued in 2004 have a threshold appreciation price of $16.95 per share. The units issued in 2003 had a threshold appreciation price of $13.27. The outstanding stock options have exercise prices ranging from $12.23 to $58.56.

In computing earnings per common share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per common share assuming dilution if the results would be antidilutive, such as when a net loss from continuing operations is reported. For the year ended December 31, 2004, approximately 5.6 million issuable shares related to the purchase contract element of the units and approximately 1.4 million issuable common shares for the assumed exercises of stock options and other dilutive securities were not used in the calculation of earnings per common share due to the antidilutive effect when a net loss from continuing operations is reported.

Options to purchase approximately 8.2 million, 12.1 million, and 14.4 million shares of common stock for the years ended December 31, 2006, 2005, and 2004, respectively, were outstanding but were not included in the computation of earnings per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of Unum Group’s common stock. The purchase contract elements of the units issued in 2004 were also excluded from the computation for the year ended December 31, 2004 because the threshold appreciation price was greater than the average market price of Unum Group’s common stock.

Note 12 - Stock-Based Compensation

Stock Plans

We previously had a broad-based stock plan of 2002 under which there were up to 2,390,000 shares of common stock available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. Prior to terminating the plan in February 2004 for purposes of any further grants, we granted 2,007,375 shares in the form of stock options with a maximum term of ten years after the date of grant and generally with a three year vesting period.

Under the broad-based stock plan of 2001, up to 2,000,000 shares of common stock are available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2006, 550,990 shares were available for future grants.

Under the stock plan of 1999, up to 17,500,000 shares of common stock are available for awards to our employees, officers, brokers, and directors. Awards may be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. The number of shares available to be issued as stock awards under the stock plan of 1999 is limited to 6,125,000 shares. At December 31, 2006, 6,366,710 shares were available for future grants under the stock plan of 1999.

For the stock plan of 1999, the broad-based stock plan of 2001, and the broad-based stock plan of 2002, the exercise price for stock options issued cannot be less than the fair market value of the underlying common stock as of the grant date.

We issue new shares of common stock for nonvested stock grants, exercise of stock options, and purchase of employee stock purchase plan (ESPP) shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Stock-Based Compensation - Continued

Expense for the stock plans described above, included in compensation expense in the consolidated statements of operations, is as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
Nonvested Stock Awards	$15.3	$12.7	$4.9
Stock Options	0.5	0.6	0.6
ESPP	0.6	0.5	0.5

Total Compensation Expense, Before Income Tax	$16.4	$13.8	$6.0

Total Compensation Expense, Net of Income Tax	$10.7	$9.0	$3.9

Cash received under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was $5.0 million, $18.1 million, and $5.7 million, respectively.

Nonvested Stock Awards

Nonvested share activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	2,187	$14.61
Granted	781	20.95
Vested	(1,055)	11.94
Forfeited	(80)	18.51

Nonvested at December 31, 2006	1,833	18.68

Stock awards vest over a two to five year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period for awards issued subsequent to 2005 and over the explicit service period (subject to acceleration upon actual retirement) for awards issued prior to 2006. We pay cash dividend equivalents on outstanding nonvested stock awards. Dividend equivalents paid on nonvested stock awards are charged to expense when paid. At December 31, 2006, we had $12.7 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 1.0 year. Prior to adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million. The weighted average grant date fair values per share for nonvested stock awards granted during 2006, 2005, and 2004 were $20.95, $17.43, and $15.14, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

	Shares (000s)	Weighted Average Exercise Price
Outstanding at December 31, 2005	13,597	$31.58
Exercised	(257)	16.16
Forfeited or Expired	(3,635)	29.77

Outstanding at December 31, 2006	9,705	32.68

All outstanding stock options were exercisable as of December 31, 2006, with a remaining weighted average contractual life of 2.7 years. No stock options were granted during 2006, 2005, and 2004.

ESPP

Substantially all of our employees are eligible to participate in an ESPP. Under the plan, up to 3,460,000 shares of common stock are authorized for issuance, of which 1,725,941 remain available for issuance at December 31, 2006. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices. We sold 148,833 shares, 154,395 shares, and 205,172 shares to employees with a weighted average exercise price of $18.99, $15.38, and $12.88 and a weighted average grant date fair value of $3.90, $3.29, and $2.65, during the years 2006, 2005, and 2004, respectively.

Note 13 - Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances.

The reinsurance recoverable at December 31, 2006 relates to 85 companies. Thirteen major companies account for approximately 91 percent of the reinsurance recoverable at December 31, 2006, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by A.M. Best Company or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of operations net of reinsurance ceded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Reinsurance - Continued

Reinsurance data is as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
Direct Premium Income	$8,082.6	$8,077.0	$8,168.5
Reinsurance Assumed	324.3	395.8	396.9
Reinsurance Ceded	(458.7)	(657.2)	(725.8)

Net Premium Income	$7,948.2	$7,815.6	$7,839.6

Ceded Benefits and Change in Reserves for Future Benefits	$891.5	$1,110.6	$1,149.7

During the third quarter of 2005, we recaptured a closed block of individual income protection business, with approximately $1.6 billion in invested assets and $185.0 million of annual premium. Before the recapture, the underlying operating results of the reinsurance contract were reflected in other income. The recapture did not have a material effect on operating results for the Individual Income Protection – Closed Block segment.

During 2004, we restructured our individual income protection – closed block business wherein three of our insurance subsidiaries entered into reinsurance agreements to reinsure approximately 66.7 percent of potential future losses that occur above a specified retention limit. The reinsurance agreements effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which equaled approximately $8.0 billion in existing statutory reserves at the date of the transaction. The maximum risk limit for the reinsurer was approximately $783.0 million initially and is now estimated to grow to approximately $2.4 billion over time, after which any further losses will revert to us. These reinsurance transactions were effective as of April 1, 2004. We transferred cash equal to $521.6 million of ceded reserves plus an additional $185.8 million in cash for a before-tax prepaid cost of insurance which was deferred and is being amortized into earnings over the expected claim payment period covered under our retention limit.

Note 14 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial, Individual Income Protection – Closed Block, Other, and Corporate.

The Unum US segment includes our U.S. group long-term and short-term income protection insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual income protection – recently issued, group and individual long-term care, and brokerage voluntary workplace benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. For the sale of individual income protection and individual long-term care products, we use a distribution model which provides independent brokers and consultants with the option of direct access to a sales support center centrally located in our corporate offices.

The Unum UK segment includes group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued and marketed primarily to employees at the workplace through an agency sales force and brokers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies that were designed to be distributed to individuals in a non-workplace setting and which were primarily in force prior to the substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but we ceased selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

The Other segment, includes results from Unum US insured products not actively marketed (with the exception of the individual income protection products in the Individual Income Protection – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

The Corporate segment consists of revenue earned on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

In conjunction with the restructuring of the individual income protection – closed block business during 2004, as discussed in Notes 7 and 13, we at that time modified our reporting segments to include a separate segment for this business. The reporting, monitoring, and management of the closed block of individual income protection business as a discrete segment is consistent with our financial restructuring and separation of this business from the lines of business which still actively market new products. In the past, this business had been reported in combination with the individual income protection – recently issued line of business. Prior to 2004, detailed separate financial metrics and models were unavailable to appropriately manage this block of business separately from the recently issued individual income protection block of business.

The separation of the closed block business into a separate reporting segment required us to perform, separately for the individual income protection – closed block business and individual income protection – recently issued business, impairment testing for goodwill and loss recognition testing for the recoverability of deferred policy acquisition costs and value of business acquired. As required under GAAP, prior to the change in reporting segments, these tests were performed for the individual income protection line of business on a combined basis. The testing indicated impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Also as part of the restructuring, we increased our claim reserves for the closed block of individual income protection business $110.6 million before tax. The impairment charges and reserve strengthening, which total $967.0 million before tax, are reported in the Individual Income Protection – Closed Block segment. The after-tax charge of $701.0 million is included in the net loss reported for the year ended December 31, 2004. See Note 7 for further discussion regarding the claim reserve strengthening.

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in our consolidated statements of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Premium Income
Unum US
Group Income Protection
Group Long-term Income Protection	$1,953.3	$1,961.6	$2,028.6
Group Short-term Income Protection	530.1	566.3	616.1
Group Life and Accidental Death & Dismemberment
Group Life	1,248.1	1,306.8	1,441.0
Accidental Death & Dismemberment	151.6	156.4	182.4
Supplemental and Voluntary
Individual Income Protection – Recently Issued	438.5	425.1	415.6
Long-term Care	492.4	473.2	444.5
Voluntary Workplace Benefits	382.0	339.6	293.4

	5,196.0	5,229.0	5,421.6

Unum UK
Group Long-term Income Protection	638.9	582.9	501.8
Group Life	171.0	164.1	117.9
Individual Income Protection	32.9	38.3	39.4

	842.8	785.3	659.1

Colonial
Income Protection	533.3	508.9	486.2
Life	130.5	114.0	106.9
Cancer and Critical Illness	178.3	164.1	147.9

	842.1	787.0	741.0

Individual Income Protection – Closed Block	1,062.8	1,011.7	986.6

Other	4.5	2.6	31.3

Total	$7,948.2	$7,815.6	$7,839.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial	Individual Income Protection - Closed Block	Other	Corporate	Total
	(in millions of dollars)

Year Ended December 31, 2006

Total Premium Income	$5,196.0	$842.8	$842.1	$1,062.8	$4.5	$—	$7,948.2
Net Investment Income	1,063.1	174.6	93.6	828.7	113.2	47.4	2,320.6
Other Income	108.5	0.1	1.1	105.1	33.8	15.7	264.3

Operating Revenue	$6,367.6	$1,017.5	$936.8	$1,996.6	$151.5	$63.1	$10,533.1

Operating Income (Loss)	$95.7	$257.8	$198.7	$71.3	$24.4	$(184.7)	$463.2

Depreciation and Amortization	$351.9	$45.8	$154.4	$4.4	$0.1	$6.1	$562.7

Year Ended December 31, 2005

Total Premium Income	$5,229.0	$785.3	$787.0	$1,011.7	$2.6	$—	$7,815.6
Net Investment Income	998.2	154.2	96.0	770.0	120.5	49.4	2,188.3
Other Income	108.6	6.1	4.4	95.2	36.0	11.8	262.1

Operating Revenue	$6,335.8	$945.6	$887.4	$1,876.9	$159.1	$61.2	$10,266.0

Operating Income (Loss)	$387.7	$187.7	$168.1	$79.9	$30.0	$(152.8)	$700.6

Depreciation and Amortization	$347.0	$42.3	$147.4	$4.1	$0.6	$8.6	$550.0

Year Ended December 31, 2004

Total Premium Income	$5,421.6	$659.1	$741.0	$986.6	$31.3	$—	$7,839.6
Net Investment Income	965.8	139.6	94.5	799.1	127.3	32.4	2,158.7
Other Income	89.8	3.1	2.3	100.3	31.2	33.6	260.3

Operating Revenue	$6,477.2	$801.8	$837.8	$1,886.0	$189.8	$66.0	$10,258.6

Operating Income (Loss)	$335.5	$151.3	$155.6	$(822.8)	$29.2	$(153.7)	$(304.9)

Depreciation and Amortization	$322.5	$39.1	$142.9	$860.7	$0.1	$7.7	$1,373.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

The following table provides the changes in deferred policy acquisition costs by segment:

	Unum US	Unum UK	Colonial	Individual Income Protection - Closed Block	Other	Total
	(in millions of dollars)

Year Ended December 31, 2006
Beginning of Year	$2,201.2	$142.5	$569.6	$—	$—	$2,913.3
Capitalized	306.2	34.4	187.6	—	—	528.2
Amortization	(302.2)	(32.0)	(144.4)	—	—	(478.6)
Foreign Currency and Other	—	20.2	—	—	—	20.2

End of Year	$2,205.2	$165.1	$612.8	$—	$—	$2,983.1

Year Ended December 31, 2005
Beginning of Year	$2,196.2	$154.9	$530.9	$—	$0.5	$2,882.5
Capitalized	311.9	34.1	173.4	—	—	519.4
Amortization	(306.9)	(21.6)	(134.7)	—	(0.5)	(463.7)
Foreign Currency and Other	—	(24.9)	—	—	—	(24.9)

End of Year	$2,201.2	$142.5	$569.6	$—	$—	$2,913.3

Year Ended December 31, 2004
Beginning of Year	$2,142.1	$138.3	$488.4	$282.2	$0.9	$3,051.9
Capitalized	346.0	37.7	173.7	—	(0.1)	557.3
Amortization	(286.3)	(19.2)	(131.2)	—	—	(436.7)
Impairment	—	—	—	(282.2)	—	(282.2)
Foreign Currency and Other	(5.6)	(1.9)	—	—	(0.3)	(7.8)

End of Year	$2,196.2	$154.9	$530.9	$—	$0.5	$2,882.5

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in the consolidated statements of operations follows:

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)

Operating Revenue by Segment	$10,533.1	$10,266.0	$10,258.6
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2

Revenue	$10,535.3	$10,259.3	$10,287.8

Operating Income (Loss) by Segment	$463.2	$700.6	$(304.9)
Net Realized Investment Gain (Loss)	2.2	(6.7)	29.2
Income Tax (Benefit)	61.8	189.9	(74.3)
Income (Loss) from Discontinued Operations	7.4	9.6	(51.6)

Net Income (Loss)	$411.0	$513.6	$(253.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Assets by segment are as follows:

	December 31
	2006	2005
	(in millions of dollars)

Unum US	$20,900.8	$20,186.1
Unum UK	3,904.2	3,335.3
Colonial	2,355.0	2,231.6
Individual Income Protection – Closed Block	15,609.5	15,792.1
Other	8,998.8	8,980.6
Corporate	942.0	1,178.2
Discontinued Operations	113.0	162.9

Total	$52,823.3	$51,866.8

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

Note 15 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2006, the aggregate net minimum lease payments were $106.8 million payable as follows: $32.1 million in 2007, $23.1 million in 2008, $16.1 million in 2009, $10.1 million in 2010, $6.9 million in 2011, and $18.5 million thereafter. Rental expense for the years ended December 31, 2006, 2005, and 2004 was $35.8 million, $33.9 million, and $37.9 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

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

The district court consolidated these actions under the caption In re UnumProvident Corporation Derivative Actions. The plaintiffs then filed a single consolidated amended complaint. We deny the allegations of the complaint and will vigorously contest them.

Federal Securities Law Class Actions

On February 12, 2003, the first of six virtually identical putative securities class actions was filed in the U.S. District Court for the Eastern District of Tennessee. In two orders dated May 21, 2003, and January 22, 2004, the district court consolidated these actions under the caption In re UnumProvident Corp. Securities Litigation.

The Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of purchasers of UnumProvident stock between March 30, 2000 and April 24, 2003. The amended complaint alleges, among other things, that we issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate our disability claim reserves, and pursued certain improper claims handling practices. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.

A motion to dismiss was filed, and the court ultimately issued a Memorandum and Order denying in part, and granting in part, the motion. The court granted the motion with respect to Lead Plaintiff’s claims concerning our investments and denied the motion challenging the other alleged misstatements. Discovery, which had been stayed in this action pursuant to the Private Securities Litigation Reform Act of 1995, has now begun.

Policyholder Class Actions

On July 15, 2002, Rombeiro v. Unum Life Insurance Company of America, et al., was filed in the Superior Court of California and subsequently was removed to federal court, alleging that the plaintiff was wrongfully denied disability benefits under a group long-term disability plan. On January 21, 2003, an Amended Complaint was filed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

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

These actions all were transferred to the Eastern District of Tennessee multidistrict litigation. On December 22, 2003, the Tennessee Federal District Court entered an order consolidating all of the above actions for all pretrial purposes under the caption In re UnumProvident Corp. ERISA Benefit Denial Actions and appointed a lead plaintiff. A consolidated amended complaint was filed on February 20, 2004. Several motions remain pending before the court in this matter.

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

The court subsequently granted in part our motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment pending further mediation of the Taylor and ERISA Benefit actions.

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

On January 9, 2004, plaintiffs filed a consolidated amended complaint against us, several of our officers and directors, and several alleged Plan fiduciaries on behalf of a putative class of individuals that held our Company’s stock in their 401(k) retirement accounts subsequent to November 17, 1999. Plaintiffs allege that the defendants violated ERISA by making misrepresentations and omissions regarding investment in our Company’s stock and by acting imprudently in failing to take action to protect participants from losses sustained from investments in the Plan’s UnumProvident Stock Fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

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

Examinations and Investigations

In the fourth quarter of 2004, certain of our insurance subsidiaries entered into settlement agreements with state insurance regulators upon conclusion of a multistate market conduct examination led by Maine, Massachusetts, and Tennessee relating to disability claims handling practices. A total of 48 states and the District of Columbia were parties to the settlement agreements, which provide for changes in certain claims handling procedures, a claim reassessment process available to certain claimants whose claims were denied or closed during certain periods and who choose to participate, changes in governance to increase oversight of the claims handling and reassessment process, and contingent fines for non-compliance. In addition, the U.S. Department of Labor (DOL), which had been conducting an inquiry relating to certain ERISA plans, was a party to the settlement agreements, and the Office of the New York Attorney General (NYAG), which had engaged in its own investigation of our claims handling practices, notified us that it was in support of the settlement and was, therefore, closing its investigation on this issue.

The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements have subsequently agreed to extend the reassessment process until December 31, 2007, and we expect to conclude the claim reassessment process by that time. The examinations will commence before or after that date. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, it is not probable that we will fail to meet the performance standards in the agreements when these examinations are concluded.

In October 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California DOI, concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the 2004 multistate settlement agreements. As part of the settlement with the California DOI, we agreed to change certain practices and policy provisions related to our California business. The settlement also incorporates claims handling practices previously covered by the multistate settlement agreements and includes certain additional claim handling changes. Under the terms of the settlement, we changed certain provisions specific to California disability policies, and we received approval from the California DOI for the use of new individual and group disability policy forms. Following the California settlement, we also amended the multistate settlement agreements to include mailing a notice of eligibility to participate in the claim reassessment process to approximately 29,500 individuals whose claims were denied or terminated between January 1, 1997 and December 31, 1999. Under the original multistate settlement agreements, claimants during this period could request participation in the reassessment process, but they were not sent a notice.

Separately, we are proceeding with a plan to offer to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers.

As of the end of 2006, we had completed our review of approximately 55 percent of the total claims expected to be reassessed under the multistate and California settlement agreements and had information on an additional 15 percent for which we had not yet finalized our review. Based on current information, we believe that our ultimate claim reassessment costs could be lower or higher by approximately $90.0 million relative to the best estimate upon which our accruals are currently based. The estimate of the lower and upper end of the range of reasonably possible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

additional costs is much less certain than our best estimate and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range. We continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and in excess of our reasonably possible range.

On March 29, 2006 we received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We are cooperating fully with the SEC in its investigation.

These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action.

Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting our consolidated results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that the Company or its insurance subsidiaries have engaged in improper conduct could also adversely affect our defense of various lawsuits described herein.

Other Claim Litigation

We and our insurance company subsidiaries, as part of our normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period. We are unable to estimate a range of reasonably possible punitive losses.

From time to time class action allegations are pursued where the claimant or policyholder purports to represent a larger number of individuals who are similarly situated. Since each insurance claim is evaluated based on its own merits, there is rarely a single act or series of actions, which can properly be addressed by a class action. Nevertheless, we monitor these cases closely and defend ourselves appropriately where these allegations are made.

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

In June 2004, we received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and us and our subsidiaries.

On November 1, 2006, we entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provides for a national restitution fund of $15.5 million and a fine of $1.9 million, the costs of which were recorded in the third quarter of 2006. That restitution fund should be fully distributed by year end 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Since October 2004, we and/or our insurance subsidiaries have received subpoenas or information requests from the NYAG, a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, insurance departments, and/or other state regulatory or investigatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee.

The subpoenas and information requests sought information regarding, among other things, quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers, particularly with regard to Universal Life Resources, Inc. We have cooperated fully with these investigations.

With respect to the states listed, other than Florida and other than those with whom settlements have been reached, we have not received any further inquiries in the past 12 months and consider those investigations to be dormant.

We have also had discussions with the DOL regarding compliance with ERISA, relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, including specifically the reporting of fees and commissions paid to agents, brokers, and others in accordance with the requirements of Schedule A of Form 5500. The DOL is pursuing an investigation of us concerning these issues, both generally and specifically in connection with certain brokers, including Universal Life Resources, Inc. We are cooperating fully with the DOL’s investigation.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. Various motions remain pending before the court. Rulings on these motions may be delayed pending a motion related to the potential recusal of the district court judge hearing the case.

We are a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those made in the multidistrict litigation referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. A motion to remand the case to the state court in Florida remains pending, but no further action has been taken in the case subsequent to the transfer.

On December 21, 2004, a putative derivative action styled Leonard v. UnumProvident Corporation, et al., was filed in Tennessee Chancery Court against us and various members of our board of directors alleging claims on behalf of us against the director defendants for breach of duty, mismanagement, and corporate waste, challenging certain compensation paid to insurance brokers and alleging insider trading against certain director defendants. A motion to dismiss the complaint remains pending. The defendants strongly deny the allegations in the complaint and will vigorously defend both the substantive and procedural aspects of the litigation.

We deny the allegations in these matters and intend to vigorously contest them.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc., was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. A motion to dismiss the complaint was unsuccessful. We intend to vigorously defend the action.

In certain of our reinsurance businesses there are disputes among the pool members, reinsurance participants, and/or reinsurers concerning the scope of their obligations and liabilities within the reinsurance contracts, including the reinsurance pools for which our subsidiaries acted either as pool managers or underwriting agents, as pool members, or as reinsurers. We or our subsidiaries either have been or may in the future be brought into disputes, arbitration proceedings, or litigation with other pool members or reinsurers in the process of resolving the various claims.

Various other lawsuits against us have arisen in the normal course of its business. Contingent liabilities that might arise from such other litigation incurred in the normal course of business are not deemed likely to materially adversely affect our consolidated financial position or results of operations in a period, depending on our results of operations for the particular period.

Note 16 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. For the years ended December 31, 2006, 2005, and 2004, our U.S. insurance subsidiaries’ statutory combined net income, excluding Tailwind Re, was $307.4 million, $641.8 million, and $607.6 million, respectively, and statutory combined net gain from operations was $371.5 million, $650.0 million, and $662.1 million, respectively. Statutory capital and surplus, excluding Tailwind Re, was $4,232.0 million and $4,270.2 million at December 31, 2006 and 2005, respectively. Tailwind Re, our South Carolina domiciled special purpose financial captive insurance subsidiary, had statutory net income and statutory net gain from operations of $14.1 million for the year ended December 31, 2006. Statutory capital and surplus for Tailwind Re at December 31, 2006 was $136.2 million.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of ordinary dividends to a parent company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $506.2 million is available for the payment of ordinary dividends from our U.S. insurance subsidiaries, excluding Tailwind Re, during 2007. The ability of Tailwind Re to pay dividends to its parent, Tailwind Holdings, a wholly-owned subsidiary of Unum Group, will depend on its satisfaction of applicable regulatory requirements and on the performance of the block of claims reinsured by Tailwind Re.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued

We also have the ability to draw a dividend from our United Kingdom insurance subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends from Unum Limited during 2007 is approximately $200.2 million. Regulatory restrictions do not limit the amount of dividends available for distribution from our non-insurance subsidiaries.

Deposits

At December 31, 2006, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $271.6 million held for the protection of policyholders. Additionally, securities with a book value of $29.5 million were on deposit with Canadian regulatory authorities at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005:

	2006
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,022.0	$1,969.0	$1,987.2	$1,970.0
Net Investment Income	601.4	578.8	576.6	563.8
Net Realized Investment Gain (Loss)	0.7	4.8	(5.8)	2.5
Total Revenue	2,696.1	2,617.4	2,621.7	2,600.1
Income (Loss) from Continuing Operations Before
Income Tax	265.6	(97.4)	189.6	107.6
Net Income (Loss)	276.1	(63.7)	125.2	73.4
Net Income (Loss) Per Common Share
Basic
Income (Loss) from Continuing Operations	0.80	(0.19)	0.38	0.24
Net Income (Loss)	0.81	(0.19)	0.39	0.25
Assuming Dilution
Income (Loss) from Continuing Operations	0.79	(0.19)	0.37	0.22
Net Income (Loss)	0.80	(0.19)	0.38	0.23

	2005
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,988.4	$1,952.2	$1,940.0	$1,935.0
Net Investment Income	564.9	547.2	548.2	528.0
Net Realized Investment Gain (Loss)	2.4	(71.4)	65.5	(3.2)
Total Revenue	2,620.2	2,499.7	2,611.8	2,527.6
Income from Continuing Operations Before
Income Tax	189.7	63.4	262.4	178.4
Net Income	137.5	52.6	171.3	152.2
Net Income Per Common Share
Basic
Income from Continuing Operations	0.45	0.17	0.58	0.52
Net Income	0.46	0.18	0.58	0.52
Assuming Dilution
Income from Continuing Operations	0.42	0.16	0.55	0.49
Net Income	0.43	0.17	0.55	0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited) - Continued

Items affecting the comparability of our financial results by quarter are as follows:

•

The fourth quarter of 2006 includes an income tax benefit of $91.9 million primarily as the result of group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate.

•	The third and first quarters of 2006 include claim reassessment charges of $325.4 million and $86.0 million before tax, respectively, and $211.5 million and $55.9 million after tax, respectively.

•	The third quarter of 2006 includes broker compensation settlement expenses of $18.5 million before tax and $12.7 million after tax.

•	The third quarter of 2005 includes claim reassessment charges of $75.0 million before tax and $51.6 million after tax.

•	The third and first quarters of 2005 include income tax benefits of $10.8 million and $32.0 million, respectively, related to the reduction of income tax liabilities.

See Notes 8, 9, and 15 for further discussion of the above items.

Financial results previously reported were revised in the preceding table for the classification of GENEX, our disability management services business, as a discontinued operation, as discussed in Notes 1 and 2. Premium income, net investment income, net realized investment gain (loss), and net income (loss) did not change as a result of the classification. The financial results for GENEX, which prior to the fourth quarter of 2006 were included in our results from continuing operations, are presented below. The financial results for the fourth quarter of 2006 are also presented for comparative purposes.

	2006
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Total Revenue	$45.8	$45.6	$46.3	$45.8
Income Before Income Tax	3.7	2.8	3.3	3.4
Net Income Per Common Share
Basic	0.01	—	0.01	0.01
Assuming Dilution	0.01	—	0.01	0.01

	2005
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Total Revenue	$44.5	$44.2	$44.9	$44.3
Income Before Income Tax	4.2	4.9	3.4	3.2
Net Income Per Common Share
Basic	0.01	0.01	—	—
Assuming Dilution	0.01	0.01	—	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting, as stated in our report which is included herein in Item 8.

The effectiveness of our internal control over financial reporting and our assessment of that effectiveness, as of December 31, 2006, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 8.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended December 31, 2006, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Code of Business Practices and Ethics” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to directors is included under the captions “Election of Directors,” “Nominees for Election for Terms Expiring in 2009,” and “Continuing Directors” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Audit Committee” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to executive officers of the registrant is incorporated by reference to “Executive Officers of the Registrant” contained herein in Item 1.

Code of Ethics

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of business practices and ethics, and charters for our board of directors’ audit, human capital, governance, finance, and regulatory compliance committees in accordance with NYSE requirements. These documents are available free of charge on the website and in print at the request of any stockholder from the Office of the Corporate Secretary, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website any amendment to the “Code of Business Practices and Ethics” and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors,” “Report of the Board Human Capital Committee on Executive Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2006 about the common stock that may be issued under all of our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	5,638,509 (1)	$33.39	8,131,755 (2)

Equity Compensation Plans Not Approved by Stockholders	2,985,412 (3)	$26.81	1,641,824 (4)

Total	8,623,921		9,773,579

(1)	Includes the following plans: (a) Stock Plan of 1994, (b) Non-Employee Director Compensation Plan of 1998, (c) Stock Plan of 1999 and (d) Amended and Restated Management Incentive Compensation Plan of 1994. The number includes 12,744 performance shares granted under the Amended and Restated Management Incentive Compensation Plan of 1994.
(2)	Includes shares under the following plans: (a) Stock Plan of 1999, (b) Non-Employee Director Compensation Plan of 1998, (c) Amended and Restated Management Incentive Compensation Plan of 1998, and (d) UnumProvident Employee Stock Purchase Plan.
(3)	Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.
(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, (c) Unum Limited Savings-Related Share Option Scheme 2000, (d) UnumProvident Corporation Stock Award Recognition Plan of 2002, and (e) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.
(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, the UNUM Corporation 1998 Goals Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2006, a total of 1,081,664 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $45.16 per share. No additional options may be granted under those assumed plans.

Below is a brief description of the equity compensation plans not approved by stockholders:

Provident Companies, Inc. Employee Stock Option Plan of 1998

This plan provided for the award of stock options to employees not eligible for awards under another incentive compensation plan and, therefore, excluded all officers of the Company from participation. One hundred options and fifty options were granted respectively to each full time and part-time employee participant. The total number of options available for grant under this plan was 255,500. The plan terminated December 31, 1998. The plan was administered by the Human Capital Committee of the Board of Directors (Human Capital Committee). The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The options outstanding as of June 30, 1999 vested in accordance with the provision of this plan effective with the merger of Unum Corporation with Provident Companies, Inc. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Employee Stock Option Plan (1999)

This plan provided for the award of stock options to employees not eligible for awards under the other stock plans of the Company or at or below a position level as determined by the Human Capital Committee, and therefore excluded all officers of the Company from participation. One hundred and fifty options and seventy-five options were granted respectively to each full time and part-time employee participant. The total number of options available for grant under this plan was 3,500,000. This plan was terminated in February 2002. This plan was administered by the Human Capital Committee. The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

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

UnumProvident Corporation Broad Based Stock Plan of 2002

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan), and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,390,000. The plan was terminated in February 2004. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Stock Award Recognition Plan of 2002

This plan provides for the grant of stock awards to employees of the Company who are at or below the level of Vice President and who are not officers, directors, or otherwise considered to be affiliates of the Company within the meaning of Rule 144 of the Securities Act of 1933. The plan is administered by the Chief Executive Officer. The total number of shares available for grant under this plan was 25,000. Stock awarded under the plan may be subject to restrictions. There are provisions for early vesting and/or early termination of restrictions in the event of retirement, death, disability, and termination of employment. The plan also provides for restrictions on awards to lapse if there is a change in control, subject to certain limitations, and in other circumstances at the CEO’s discretion. The plan includes provisions for adjustments to the number of shares available for grants and the number of shares subject to outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

Unum Limited Savings-Related Share Option Plan 2000

This plan of the Company’s subsidiary, Unum Limited, in the United Kingdom allows employees of Unum Limited to acquire options for shares of the Company’s common stock by making an election to purchase stock at a price of at least 80% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of options available for grant under this plan was 200,000. The maximum contribution per month per employee is £150. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability, or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction, or voluntary winding up of the Company. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division or reduction, or other variation of the share capital of the Company.

UNUM Corporation 1998 Goals Stock Option Plan

This plan which was assumed by the Company pursuant to the merger, provided for the grant in 1995 of three hundred options to employees below the level of Vice President. Employees who were hired in 1996 and 1997 automatically received two hundred and one hundred options respectively. The vesting of the options was contingent on meeting specified “1998 Goals,” long-term goals established at the time the plan was adopted. The Chief Executive Officer was the administrator of the plan. The total number of options available for grant under this plan was 3,000,000. No new grants could be made under the plan after 1997. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability, and termination of employment. The plan also provides for acceleration of vesting if there is a change in control. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants, and the exercise price of outstanding grants in the event of stock splits, stock dividends, or other recapitalization.

UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provides for the payment of compensation to the non-employee directors who serve on the Company’s Board. Non-employee directors receive an annual retainer of $80,000, the chairs of the standing committees receive an additional retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the Board and of the committees on which they participate, including special committees. Under the plan, directors make an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s termination of service as a director of the Company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by Item 12 is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the captions “Determination of Independence of Directors” and “Independence of Directors” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of our annual financial statements and internal control over financial reporting, the interim reviews of the financial statements included in our quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $7,460,931 and $7,423,203, respectively, for fiscal years 2006 and 2005.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 reviews, and audit related services for our employee benefit plans, for fiscal years 2006 and 2005 were $753,136 and $687,088, respectively.

Tax Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax planning during fiscal years 2006 and 2005 were $84,156 and $440,078, respectively.

Audit Committee Pre-approval Policies

The audit committee of our board of directors is directly responsible for the appointment, compensation, retention, and oversight of the independent auditors. As part of its responsibility, the audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for setting pre-approval limits for specifically defined audit and non-audit services. In pre-approving the services, the audit committee considers whether such services are consistent with SEC rules on auditor independence. Specific approval by the audit committee will be required if fees for any particular service or aggregate fees for services of a similar nature exceed the pre-approved limits. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

				Page
(a)	List of Documents filed as part of this report:

	(1)	Financial Statements

		The following report and consolidated financial statements of Unum Group and Subsidiaries are included in Item 8.

		Management’s Report on Internal Control over Financial Reporting		96
		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting		97
		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm		98
		Consolidated Balance Sheets at December 31, 2006 and 2005		99
		Consolidated Statements of Operations for the three years ended December 31, 2006		101
		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006		102
		Consolidated Statements of Cash Flows for the three years ended December 31, 2006		104
		Notes to Consolidated Financial Statements		106

	(2)	Financial Statement Schedules

		I.	Summary of Investments – Other than Investments in Related Parties	168
		II.	Condensed Financial Information of Registrant	169
		III.	Supplementary Insurance Information	174
		IV.	Reinsurance	176
		V.	Valuation and Qualifying Accounts	177

		Schedules not referred to have been omitted as inapplicable or because they are not required by Regulation S-X.

	(3)	Exhibits

		See Index to Exhibits on page 178 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief
Thomas R. Watjen	Executive Officer and a Director (principal executive officer)	February 28, 2007

/s/ Robert C. Greving	Executive Vice President, Chief
Robert C. Greving	Financial Officer and Chief Actuary (principal financial officer and principal accounting officer)	February 28, 2007

*	Director
E. Michael Caulfield		February 28, 2007

*	Director
Jon S. Fossel		February 28, 2007

*	Director
Pamela H. Godwin		February 28, 2007

*	Director
Ronald E. Goldsberry		February 28, 2007

*	Director
Thomas Kinser		February 28, 2007

*	Director
Gloria C. Larson		February 28, 2007

Name	Title	Date

*	Director
Hugh O. Maclellan, Jr.		February 28, 2007

*	Director
A. S. MacMillan, Jr.		February 28, 2007

*	Director
Edward J. Muhl		February 28, 2007

*	Director
Michael J. Passarella		February 28, 2007

*	Director
William J. Ryan		February 28, 2007

* By: /s/ Susan N. Roth	For all of the Directors
Susan N. Roth		February 28, 2007
Attorney-in-Fact

SCHEDULE I—SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet

	(in millions of dollars)
Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$2,587.0	$2,591.3	$2,591.3
States, Municipalities, and Political Subdivisions	42.9	43.8	43.8
Foreign Governments	803.1	899.4	899.4
Public Utilities	4,748.4	4,985.9	4,985.9
Mortgage/Asset-Backed Securities	3,765.6	3,973.8	3,973.8
Derivatives Hedging Available-for-Sale	3.5	(42.5)	(42.5)
DIG Issue B36 Embedded Derivatives	—	(11.5)	(11.5)
All Other Corporate Bonds	21,049.3	22,116.2	22,116.2
Redeemable Preferred Stocks	414.3	445.1	445.1

Total	33,414.1	$35,001.5	35,001.5

Mortgage Loans	944.5		944.0	*
Real Estate Acquired in Satisfaction of Debt	18.9		6.5	*
Other Real Estate	16.1		11.4	*
Policy Loans	3,429.5		3,429.5
Other Long-term Investments	124.4		122.0	*
Short-term Investments	648.4		648.4

	$38,595.9		$40,163.3

*	Difference between cost and carrying value results from certain valuation allowances and other temporary declines in value.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2006	2005
	(in millions of dollars)
ASSETS
Fixed Maturity Securities Available-for-Sale - at fair value (amortized cost: $145.1; $400.6)	$143.8	$399.1
Short-term Investments	73.9	211.0
Investment in Subsidiaries	9,597.7	9,678.9
Short-term Notes Receivable from Subsidiaries	163.0	—
Surplus Notes of Subsidiaries	100.0	250.0
Other Assets	415.1	370.9

Total Assets	$10,493.5	$10,909.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt from Subsidiaries	$—	$42.9
Long-term Debt	2,162.0	2,862.0
Other Liabilities	612.7	641.1

Total Liabilities	2,774.7	3,546.0

STOCKHOLDERS’ EQUITY
Common Stock	34.4	30.1
Additional Paid-in Capital	2,200.0	1,627.9
Accumulated Other Comprehensive Income	612.8	1,163.5
Retained Earnings	4,925.8	4,610.4
Treasury Stock	(54.2)	(54.2)
Deferred Compensation	—	(13.8)

Total Stockholders’ Equity	7,718.8	7,363.9

Total Liabilities and Stockholders’ Equity	$10,493.5	$10,909.9

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
Dividends from Subsidiaries	$387.1	$784.2	$201.1
Interest from Subsidiaries	24.3	21.1	21.0
Other Income	71.9	63.0	56.3

Total Revenue	483.3	868.3	278.4

Interest and Debt Expense	186.4	207.9	209.7
Other Expenses	17.8	14.5	24.8

Total Expenses	204.2	222.4	234.5

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	279.1	645.9	43.9
Income Tax Benefit	(20.3)	(55.2)	(9.0)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	299.4	701.1	52.9
Equity in Undistributed Earnings (Loss) of Subsidiaries	111.6	(187.5)	(305.9)

Net Income (Loss)	$411.0	$513.6	$(253.0)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(in millions of dollars)
CASH PROVIDED BY OPERATING ACTIVITIES	$117.4	$767.3	$168.8

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	250.4	88.5	—
Proceeds from Maturities of Available-for-Sale Securities	5.1	2.5	—
Purchases of Available-for-Sale Securities	—	(405.8)	(85.8)
Net Sales (Purchases) of Short-term Investments	137.1	(26.0)	(104.6)
Cash Distributions to Subsidiaries	(340.6)	(5.1)	(80.2)
Surplus Note Redeemed by Subsidiary	150.0	—	—
Disposition of Business	—	—	18.8
Other, Net	(34.3)	(20.8)	(27.6)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	167.7	(366.7)	(279.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Repayments to Subsidiaries	(42.9)	(80.1)	(78.9)
Net Short-term Debt Repayments	—	(227.0)	—
Issuance of Long-term Debt	—	—	300.0
Long-term Debt Repayments	(700.0)	—	—
Issuance of Common Stock	580.0	18.1	5.7
Dividends Paid to Stockholders	(95.6)	(88.7)	(88.4)
Other, Net	(27.7)	(21.2)	(27.9)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(286.2)	(398.9)	110.5

INCREASE (DECREASE) IN CASH	$(1.1)	$1.7	$(0.1)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 – Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and Subsidiaries.

Note 2 – Surplus Notes of Subsidiaries

Outstanding surplus debentures issued by insurance subsidiaries to Unum Group (Parent Company) totaled $100.0 million and $250.0 million at December 31, 2006 and 2005, respectively. A $100.0 million surplus debenture due in 2027 was held at December 31, 2006 and 2005. At December 31, 2005, Unum Group also held a $150.0 million surplus debenture which was redeemed at maturity in December 2006. Semi-annual interest payments are conditional upon approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.2 percent in 2006 and 8.4 percent in 2005 and 2004.

Note 3 – Debt

Long-term debt consists of the following:

	December 31
	2006	2005
	(in millions of dollars)
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2008	$—	$575.0
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2009	300.0	300.0
Notes @7.25% due 2032, callable at or above par	150.0	150.0
Notes @7.375% due 2032, callable at or above par	250.0	250.0
Notes @6.75% due 2028, callable at or above par	250.0	250.0
Notes @7.25% due 2028, callable at or above par	200.0	200.0
Notes @7.0% due 2018, non-callable	200.0	200.0
Notes @7.625% due 2011, callable at or above par	325.0	575.0
Notes @5.997% due 2008	175.0	—
Junior Subordinated Debt Securities @7.405% due 2038	250.0	300.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$2,162.0	$2,862.0

The 7.25% notes due 2032 are redeemable at our option on or after June 25, 2007. The adjustable conversion-rate equity security units, the 5.997% notes due 2008, and the junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $175.0 million in 2008, $300.0 million in 2009, $325.0 million in 2011, and $1,362.0 million in 2012 and thereafter.

The scheduled remarketing of the senior note element of the adjustable conversion-rate equity security units (units) issued in May 2004 occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired.

The scheduled remarketing of the senior note element of the units issued in May 2003 occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION – CONTINUED

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by us, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. We issued 7.405% junior subordinated deferrable interest debentures which mature on March 15, 2038, to the trust in connection with the capital securities offering. The sole assets of the trust are the junior subordinated debt securities.

Note 4 – Guarantees

In November 2005, UnumProvident Finance Company plc, a wholly owned subsidiary, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering. We fully and unconditionally guarantee these debentures. In December 2006, $32.0 million of these debentures were redeemed by UnumProvident Finance Company plc.

In connection with the debt issuance, UnumProvident Finance Company plc entered into several foreign currency interest rate swaps and a foreign currency forward contract. We have guaranteed the counterparty will receive required periodic settlement payments and are required to post collateral in the event the contracts are in a net loss position. At December 31, 2006, the notional amount of the foreign currency interest rate swaps outstanding was $367.8 million, and the notional amount of the foreign currency forward contract was $216.3 million. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss	Unearned Premiums	Other Policy Claims and Benefits Payable

	(in millions of dollars)
Year Ended December 31, 2006

Unum US	$2,205.2	$12,864.8	$130.4	$1,237.7
Unum UK	165.1	2,289.5	216.3	206.1
Colonial	612.8	1,215.6	20.9	140.9
Individual Income Protection—Closed Block	—	12,309.4	144.7	213.3
Other	—	7,010.1	7.8	422.4

Total	$2,983.1	$35,689.4	$520.1	$2,220.4

Year Ended December 31, 2005

Unum US	$2,201.2	$11,781.2	$126.6	$1,207.5
Unum UK	142.5	2,012.5	183.7	146.8
Colonial	569.6	1,144.1	20.0	119.8
Individual Income Protection—Closed Block	—	12,248.4	143.5	210.5
Other	—	6,855.3	8.0	378.8

Total	$2,913.3	$34,041.5	$481.8	$2,063.4

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written (3)

	(in millions of dollars)
Year Ended December 31, 2006

Unum US	$5,196.0	$1,063.1	$4,752.1	$302.2	$1,217.6	$3,728.5
Unum UK	842.8	174.6	553.5	32.0	174.2	701.1
Colonial	842.1	93.6	441.4	144.4	152.3	713.4
Individual Income Protection - Closed Block	1,062.8	828.7	1,709.7	—	215.6	1,052.9
Other	4.5	113.2	120.5	—	6.6	2.1
Corporate	—	47.4	—	—	247.8	—

Total	$7,948.2	$2,320.6	$7,577.2	$478.6	$2,014.1

Year Ended December 31, 2005

Unum US	$5,229.0	$998.2	$4,419.3	$306.9	$1,221.9	$3,721.0
Unum UK	785.3	154.2	545.8	21.6	190.5	621.3
Colonial	787.0	96.0	433.2	134.7	151.4	674.2
Individual Income Protection - Closed Block	1,011.7	770.0	1,562.7	—	234.3	1,003.8
Other	2.6	120.5	122.2	0.5	6.4	5.5
Corporate	—	49.4	—	—	214.0	—

Total	$7,815.6	$2,188.3	$7,083.2	$463.7	$2,018.5

Year Ended December 31, 2004

Unum US	$5,421.6	$965.8	$4,614.4	$286.3	$1,241.0	$3,830.7
Unum UK	659.1	139.6	464.5	19.2	166.8	541.2
Colonial	741.0	94.5	408.3	131.2	142.7	636.8
Individual Income Protection - Closed Block	986.6	799.1	1,618.9	—	1,089.9	975.4
Other	31.3	127.3	142.3	—	18.3	23.9
Corporate	—	32.4	—	—	219.7	—

Total	$7,839.6	$2,158.7	$7,248.4	$436.7	$2,878.4

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, cost related to early retirement of debt, deferral of policy acquisition costs, amortization of value of business acquired, compensation expense, and other operating expenses. Included for 2004 are charges related to the impairment of the individual income protection – closed block deferred policy acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Prior year amounts have been restated to exclude discontinued operations.

(3)	Excludes life insurance.

SCHEDULE IV—REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net

	(in millions of dollars)
Year Ended December 31, 2006

Life Insurance in Force	$770,946.0	$119,225.3	$1,208.0	$652,928.7	0.2%

Premium Income:
Life Insurance	$2,077.4	$329.0	$12.7	$1,761.1	0.7%
Accident and Health Insurance	6,005.2	129.7	311.6	6,187.1	5.0%

Total	$8,082.6	$458.7	$324.3	$7,948.2	4.1%

Year Ended December 31, 2005

Life Insurance in Force	$832,067.5	$148,036.9	$1,295.2	$685,325.8	0.2%

Premium Income:
Life Insurance	$2,130.6	$356.4	$12.7	$1,786.9	0.7%
Accident and Health Insurance	5,946.4	300.9	383.2	6,028.7	6.4%

Total	$8,077.0	$657.3	$395.9	$7,815.6	5.1%

Year Ended December 31, 2004

Life Insurance in Force	$906,498.2	$150,740.0	$1,535.7	$757,293.9	0.2%

Premium Income:
Life Insurance	$2,158.1	$315.8	$12.4	$1,854.7	0.7%
Accident and Health Insurance	6,010.4	410.0	384.5	5,984.9	6.4%

Total	$8,168.5	$725.8	$396.9	$7,839.6	5.1%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2006

Mortgage Loan Loss Reserve	$—	$0.5	$—	$—	$0.5
Real estate reserve	$7.6	$—	$—	$—	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$34.8	$15.9	$2.9	$32.4	$21.2

Year Ended December 31, 2005

Real estate reserve	$9.3	$—	$—	$1.7	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$27.9	$20.7	$—	$13.8	$34.8

Year Ended December 31, 2004

Real estate reserve	$9.3	$—	$—	$—	$9.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.6	$20.1	$0.9	$2.7	$27.9

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loans at time of sale/foreclosure, and amounts deemed uncollectible.

Prior year amounts have been restated to exclude discontinued operations.

INDEX TO EXHIBITS

(2.1)	Asset Purchase Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company (Provident) dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K filed March 12, 2004).

(2.2)	Transition Services Agreement Between RBC Life Insurance Company and Provident and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-K filed March 12, 2004).

(3.1)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed March 28, 2001) and Certificate of Ownership and Merger Merging Unum Provident Merger Sub Corp. with and into Unum Provident Corporation.

(3.2)	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed March 3, 2006).

(4.1)	Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.3)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 9, 2003, and incorporated by reference).

(4.4)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.5)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.6)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.7)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 Registration Statement filed May 14, 2004).

(4.8)	Fifth Supplemental Indenture between the Registrant and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed May 14, 2004).

(4.9)	Purchase Contract Agreement between the Registrant and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed May 14, 2004).

(4.10)	Pledge Agreement between the Registrant and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed May 14, 2004).

Certain instruments defining the rights of holders of long-term debt securities of Unum Group and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Unum Group hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed March 28, 2002). Terminated effective December 31, 2002. *

(10.2)	Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of Provident Life and Accident Insurance Company of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992, and by the stockholders on May 6, 1992 (incorporated by reference to Provident Life and Accident Insurance Company of America’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993.

(10.3)	Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *
(10.4)	Form of Surplus Note, dated December 1, 1996, in the amount of $150.0 million executed by Provident in favor of Provident Companies, Inc. (incorporated by reference to Exhibit 10.7 of Provident Companies, Inc.’s Form 10-K filed for fiscal year ended December 31, 1996).

(10.5)	Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998.

(10.6)	Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed March 28, 2001). *

(10.7)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Board of Directors on February 17, 2004 and approved by stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for fiscal year ended December 31, 2003). *

(10.8)	Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.’s Form 10-K for fiscal year ended December 31, 1996).

(10.9)	Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.’s Form 10-K for fiscal year ended December 31, 1996).

(10.10)	UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders on June 30, 1999, and as most recently amended by the Compensation Committee on February 17, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.11)	UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for fiscal year ended December 31, 2000). Terminated effective December 31, 2002. *

(10.12)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.13)	Employment Agreement between the Registrant and J. Harold Chandler as amended by the Agreement dated November 10, 2000 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for fiscal year ended December 31, 2000). *

(10.14)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.15)	Unum Corporation’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1995). *

(10.16)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1996). *

(10.17)	1990 Unum Corporation Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.18)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.19)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum Corporation’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.20)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed March 28, 2001). *

(10.21)	Administrative Reinsurance Agreement between Provident and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to the Registrant’s Form 8-K filed March 2, 2001).

(10.22)	Provident Companies, Inc. Employee Stock Option Plan of 1998 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.23)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.24)	UnumProvident Corporation Broad Based Stock Plan of 2001 (incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.25)	UnumProvident Corporation Broad Based Stock Plan of 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.26)	Amended and Restated Non-Employee Director Compensation Plan of 2004, as approved by the Board of Directors on February 18, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.27)	Management Incentive Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004 and approved by the stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed March 12, 2004). *

(10.28)	Form of Restricted Stock Award Agreement for awards under the Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.29)	Employment Agreement between Joseph M. Zubretsky and UnumProvident Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 7, 2005).

(10.30)	Amended and Restated Senior Executive Retirement Plan of UnumProvident Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 17, 2005).

(10.31)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 3, 2005).

(10.32)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 3, 2005).

(10.33)	Amendment to Employment Agreement between the Registrant and F. Dean Copeland dated November 17, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed November 21, 2005).

(10.34)	Amended and Restated Employment Agreement between the Registrant and Thomas R. Watjen dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 21, 2005).

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics for CEO and Financial Executives of UnumProvident Corporation (incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K filed March 12, 2004).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.