Form 10-Q
period 2007-03-31
Unum Group
filed 2007-05-07
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

342,802,960 shares of the registrant’s common stock were outstanding as of March 31, 2007.

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

•	Changes in the interest rate environment may adversely affect our reserve and policy assumptions and ultimately profit margins and reserve levels.

•	Sales growth may be less than planned, which could affect adversely revenue and profitability.

•	Effectiveness in supporting new product offerings and providing customer service may not meet expectations.

•	Actual experience in pricing, underwriting, and reserving may deviate from our assumptions.

•	Actual persistency may be lower than projected persistency, resulting in lower than expected revenue and higher than expected amortization of deferred acquisition costs.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $33,766.5; $33,414.1)	$35,251.8	$35,001.5
Mortgage Loans	1,006.2	944.0
Real Estate	17.9	17.9
Policy Loans	3,431.5	3,429.5
Other Long-term Investments	106.0	122.0
Short-term Investments	620.7	648.4

Total Investments	40,434.1	40,163.3

Other Assets
Cash and Bank Deposits	135.5	121.3
Accounts and Premiums Receivable	1,991.9	2,057.1
Reinsurance Recoverable	5,558.1	5,512.2
Accrued Investment Income	660.0	646.8
Deferred Acquisition Costs	2,326.8	2,983.1
Goodwill	204.2	204.1
Property and Equipment	377.9	370.1
Other Assets	615.4	624.5
Other Assets - Discontinued Operations	—	112.3
Separate Account Assets	20.9	28.5

Total Assets	$52,324.8	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,083.3	$2,220.4
Reserves for Future Policy and Contract Benefits	36,040.3	35,689.4
Unearned Premiums	529.7	520.1
Other Policyholders’ Funds	2,004.4	2,019.1
Income Tax Payable	87.4	44.4
Deferred Income Tax	290.5	567.3
Long-term Debt	2,499.7	2,659.6
Other Liabilities	1,392.0	1,326.7
Other Liabilities - Discontinued Operations	—	29.0
Separate Account Liabilities	20.9	28.5

Total Liabilities	44,948.2	45,104.5

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 344,754,055 and 344,578,616 shares	34.5	34.4
Additional Paid-in Capital	2,196.6	2,200.0
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	490.3	534.8
Net Gain on Cash Flow Hedges	180.5	194.2
Foreign Currency Translation Adjustment	121.7	116.0
Unrecognized Pension and Postretirement Benefit Costs	(248.8)	(232.2)
Retained Earnings	4,656.0	4,925.8
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)

Total Stockholders’ Equity	7,376.6	7,718.8

Total Liabilities and Stockholders’ Equity	$52,324.8	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2007	2006
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,944.0	$1,970.0
Net Investment Income	589.5	563.8
Net Realized Investment Gain (Loss)	(3.7)	2.5
Other Income	70.8	63.8

Total Revenue	2,600.6	2,600.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,729.3	1,867.5
Commissions	213.0	210.9
Interest and Debt Expense	45.9	53.1
Cost Related to Early Retirement of Debt	2.4	5.3
Deferral of Acquisition Costs	(138.1)	(135.9)
Amortization of Deferred Acquisition Costs	116.6	119.8
Compensation Expense	173.3	165.1
Other Expenses	198.3	206.7

Total Benefits and Expenses	2,340.7	2,492.5

Income from Continuing Operations Before Income Tax	259.9	107.6

Income Tax
Current	39.2	24.2
Deferred	49.3	12.0

Total Income Tax	88.5	36.2

Income from Continuing Operations	171.4	71.4

Discontinued Operations - Note 3
Income Before Income Tax	17.8	3.4
Income Tax	10.9	1.4

Income from Discontinued Operations	6.9	2.0

Net Income	$178.3	$73.4

Earnings Per Common Share
Basic
Income from Continuing Operations	$0.50	$0.24
Net Income	$0.52	$0.25
Assuming Dilution
Income from Continuing Operations	$0.49	$0.22
Net Income	$0.51	$0.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2007	2006
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$34.4	$30.1
Common Stock Activity	0.1	—

Balance at End of Period	34.5	30.1

Additional Paid-in Capital
Balance at Beginning of Year	2,200.0	1,627.9
Common Stock Activity	(3.4)	6.6
Cumulative Effect of Accounting Principle Change - Note 2	—	(13.8)

Balance at End of Period	2,196.6	1,620.7

Accumulated Other Comprehensive Income
Balance at Beginning of Year	612.8	1,163.5
Change During Period	(69.1)	(853.7)

Balance at End of Period	543.7	309.8

Retained Earnings
Balance at Beginning of Year	4,925.8	4,610.4
Net Income	178.3	73.4
Dividends to Stockholders ($0.075 per share in 2007 and 2006)	(25.6)	(22.2)
Cumulative Effect of Accounting Principle Changes - Note 2	(422.5)	—

Balance at End of Period	4,656.0	4,661.6

Treasury Stock
Balance at Beginning of Year and End of Period	(54.2)	(54.2)

Deferred Compensation
Balance at Beginning of Year	—	(13.8)
Cumulative Effect of Accounting Principle Change - Note 2	—	13.8

Balance at End of Period	—	—

Total Stockholders’ Equity at End of Period	$7,376.6	$6,568.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2007	2006
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$178.3	$73.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(0.6)	(5.3)
Change in Deferred Acquisition Costs	(21.5)	(16.1)
Change in Insurance Reserves and Liabilities	199.8	349.7
Change in Income Tax Liabilities	49.2	13.0
Change in Other Accrued Liabilities	(47.6)	(75.3)
Non-cash Adjustments to Net Investment Income	(105.4)	(102.1)
Net Realized Investment (Gain) Loss	3.7	(2.5)
Depreciation	16.9	18.8
Other, Net	7.4	10.1

Net Cash Provided by Operating Activities	280.2	263.7

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	746.6	674.8
Proceeds from Maturities of Available-for-Sale Securities	244.9	409.2
Proceeds from Sales and Maturities of Other Investments	54.1	33.7
Purchase of Available-for-Sale Securities	(1,126.0)	(1,141.9)
Purchase of Other Investments	(99.7)	(91.9)
Net Sales of Short-term Investments	28.0	283.8
Disposition of Business	98.8	—
Other, Net	(23.9)	(14.1)

Net Cash Provided (Used) by Investing Activities	(77.2)	153.6

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(4.0)	(4.4)
Long-term Debt Repayments	(160.0)	(400.0)
Issuance of Common Stock	2.4	1.6
Dividends Paid to Stockholders	(25.6)	(22.2)
Other, Net	(1.7)	(1.3)

Net Cash Used by Financing Activities	(188.9)	(426.3)

Effect of Foreign Exchange Rate Changes on Cash	0.1	0.1

Net Increase (Decrease) in Cash and Bank Deposits	14.2	(8.9)

Cash and Bank Deposits at Beginning of Year	121.3	67.1

Cash and Bank Deposits at End of Period	$135.5	$58.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2007	2006
	(in millions of dollars)
Net Income	$178.3	$73.4

Other Comprehensive Loss
Change in Net Unrealized Gain on Securities Before Reclassification Adjustment (net of tax benefit of $22.5; $420.3)	(43.2)	(782.5)
Reclassification Adjustment for Net Realized Investment Gain (net of tax benefit of $0.7; $1.1 )	(1.3)	(2.0)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $7.5; $37.6)	(13.7)	(69.7)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.2; $ -)	5.7	0.5
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax benefit of $9.0; $ -)	(16.6)	—

Total Other Comprehensive Loss	(69.1)	(853.7)

Comprehensive Income (Loss)	$109.2	$(780.3)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

March 31, 2007

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

During the first quarter of 2007, we closed the sale of our wholly-owned subsidiary GENEX Services, Inc. (GENEX). The financial results of GENEX are reported as discontinued operations in the consolidated financial statements. Except where noted, the information presented in the notes to the consolidated financial statements excludes GENEX. See Note 3 for further discussion.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note 2 - Accounting Pronouncements

Accounting Pronouncements Adopted:

Effective January 1, 2007, we adopted the provisions of Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (DAC) on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

An internal replacement is defined as a modification in product benefits, features, or coverages that occurs by the exchange or replacement of an existing insurance policy for a new policy. If the modification does not substantially change (as defined by SOP 05-1) the policy, we retain the unamortized DAC from the original policy and amortize its remaining balance over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. If the internal replacement results in a policy that is substantially changed, we account for the replacement as an extinguishment of the original policy and the issuance of a new policy. Unamortized DAC on the original policy that was replaced is immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for DAC.

The cumulative effect of applying the provisions of SOP 05-1 decreased our 2007 opening balance of retained earnings $445.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 2 - Accounting Pronouncements - Continued

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying the provisions of FIN 48 increased our 2007 opening balance of retained earnings $22.7 million.

Effective January 1, 2007, we adopted the provisions of Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140). SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS 155 did not have a material effect on our financial position or results of operations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e., vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the provisions are generally applied only to share-based awards granted subsequent to adoption. Prior to adoption of SFAS 123(R), the unrecognized compensation cost related to nonvested stock awards was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 3 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain on the sale of $6.2 million. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arms-length transaction. Intercompany amounts paid to GENEX for these types of services were $2.3 million for the two month period ended February 28, 2007, and $3.8 million for the three month period ended March 31, 2006. The estimated future cost of purchases of these services is not significant to our results of operations.

GENEX was accounted for as an asset held for sale at December 31, 2006. The results of GENEX, which were previously reported in the Other segment, are reported as discontinued operations and excluded from segment results for all periods shown.

Selected results for GENEX are as follows:

	Three Months Ended March 31
	2007	2006
	(in millions of dollars, except share data)
Total Revenue	$47.2	$45.8

Income	$6.9	$2.0

Income Per Common Share
Basic	$0.02	$0.01
Assuming Dilution	$0.02	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 4 - Segment Information

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2007	2006
	(in millions of dollars)
Unum US
Group Income Protection
Group Long-term Income Protection	$471.4	$485.3
Group Short-term Income Protection	118.7	134.5
Group Life and Accidental Death & Dismemberment
Group Life	280.8	320.1
Accidental Death & Dismemberment	32.4	38.7
Supplemental and Voluntary
Individual Income Protection - Recently Issued	113.7	110.2
Long-term Care	128.7	120.6
Voluntary Workplace Benefits	99.2	94.4

	1,244.9	1,303.8

Unum UK
Group Long-term Income Protection	174.6	147.3
Group Life	38.7	36.7
Individual Income Protection	9.0	7.4

	222.3	191.4

Colonial
Income Protection	139.7	129.8
Life	35.6	30.0
Cancer and Critical Illness	48.1	42.8

	223.4	202.6

Individual Income Protection - Closed Block	252.3	271.0

Other	1.1	1.2

Total	$1,944.0	$1,970.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 4 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial	Individual Income Protection - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2007

Total Premium Income	$1,244.9	$222.3	$223.4	$252.3	$1.1	$—	$1,944.0
Net Investment Income	276.9	45.8	24.4	204.6	28.1	9.7	589.5
Other Income	34.7	1.7	0.3	25.3	8.2	0.6	70.8

Operating Revenue	$1,556.5	$269.8	$248.1	$482.2	$37.4	$10.3	$2,604.3

Operating Income (Loss)	$142.4	$75.1	$59.6	$22.5	$3.6	$(39.6)	$263.6

Three Months Ended March 31, 2006

Total Premium Income	$1,303.8	$191.4	$202.6	$271.0	$1.2	$—	$1,970.0
Net Investment Income	257.7	38.0	22.6	202.2	28.7	14.6	563.8
Other Income	25.4	0.1	0.3	26.3	8.3	3.4	63.8

Operating Revenue	$1,586.9	$229.5	$225.5	$499.5	$38.2	$18.0	$2,597.6

Operating Income (Loss)	$28.5	$54.4	$46.2	$14.7	$4.8	$(43.5)	$105.1

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2007	2006
	(in millions of dollars)
Operating Revenue by Segment	$2,604.3	$2,597.6
Net Realized Investment Gain (Loss)	(3.7)	2.5

Revenue	$2,600.6	$2,600.1

Operating Income by Segment	$263.6	$105.1
Net Realized Investment Gain (Loss)	(3.7)	2.5
Income Tax	88.5	36.2
Income from Discontinued Operations	6.9	2.0

Net Income	$178.3	$73.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 4 - Segment Information - Continued

Assets by segment are as follows:

	March 31 2007	December 31 2006
	(in millions of dollars)
Unum US	$20,402.6	$20,900.8
Unum UK	3,871.1	3,904.2
Colonial	2,416.0	2,355.0
Individual Income Protection - Closed Block	15,624.8	15,609.5
Other	9,022.4	8,998.8
Corporate	987.9	942.0
Discontinued Operations	—	113.0

Total	$52,324.8	$52,823.3

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	Three Months Ended March 31
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
Service Cost	$8.3	$8.9	$2.3	$2.2	$0.9	$1.0
Interest Cost	13.5	12.1	2.5	1.9	2.7	2.5
Expected Return on Plan Assets	(14.6)	(10.2)	(3.1)	(1.8)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	4.6	5.6	0.7	0.6	—	—
Prior Service Credit	(0.8)	(0.7)	—	—	(0.9)	(1.0)
Curtailment	0.2	—	—	—	—	—

Net Periodic Benefit Cost	$11.2	$15.7	$2.4	$2.9	$2.5	$2.4

As a result of the sale of GENEX, we froze the pension plan benefits for the employees of GENEX during the first quarter of 2007, which resulted in the recognition of a curtailment loss of $0.2 million and a $7.2 million reduction in our pension liability. The curtailment loss was comprised of a $0.6 million increase in our pension liability related to a termination benefit and a $0.4 million recognition of unamortized prior service credits. As of the date of the curtailment, we remeasured our U.S. pension plan obligation. The weighted average discount rate assumption used in the measurement of our U.S. pension plan benefit obligation changed from 6.10 percent as of our December 31, 2006 measurement date to 5.90 percent as of the measurement date of March 1, 2007. No other assumptions were materially changed. As a result of the remeasurement, our pension plan liability increased $35.6 million.

The net effect of the curtailment and remeasurement was an increase in our pension plan liability of $29.0 million, a decrease in deferred income tax of $10.1 million, a decrease in income from discontinued operations of $0.2 million, and a decrease in accumulated other comprehensive income of $18.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 6 - Debt

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 5.085 percent, payable quarterly.

The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter 2007 income by $2.4 million before tax, or $1.6 million after tax.

Upon settlement of the common stock purchase contract, we will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. Based on our closing stock price on May 4, 2007, we expect to issue approximately 17.7 million shares of common stock.

During February 2007, we repaid $10.0 million of the senior secured non-recourse notes due 2036 which were issued by Tailwind Holdings, LLC.

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2007	2006
	(in millions of dollars, except share data)
Numerator
Net Income	$178.3	$73.4

Denominator (000s)
Weighted Average Common Shares - Basic	341,208.0	296,560.4
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	3,787.1	20,349.2
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,385.2	2,727.2

Weighted Average Common Shares - Assuming Dilution	346,380.3	319,636.8

Net Income Per Common Share
Basic	$0.52	$0.25
Assuming Dilution	$0.51	$0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 7 - Stockholders’ Equity and Earnings Per Common Share - Continued

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, and other dilutive securities on the number of weighted average common shares, assuming dilution. Under this method, the purchase contract element of the units and outstanding stock options will have a dilutive effect only when the average market price of Unum Group’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options. The purchase contract elements of the units issued in 2004 have a threshold appreciation price of $16.95 per share. The units issued in 2003 had a threshold appreciation price of $13.27. The outstanding stock options have exercise prices ranging from $12.23 to $58.56.

Options to purchase approximately 6.7 million and 8.2 million shares of common stock for the three month periods ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of earnings per common share, assuming dilution, because the exercise prices of the options were greater than the average market price of Unum Group’s common stock.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Income Tax

The cumulative effect of applying the provisions of FIN 48 resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets. The balance in our liability for unrecognized tax benefits as of January 1, 2007, subsequent to adoption, was $67.4 million. Included in this amount is a liability of approximately $19.2 million that, if recognized, would impact our effective tax rate. We recognize interest expense and penalties related to unrecognized tax benefits in tax expense. The total amount of accrued interest and penalties as of the date of adoption was $5.5 million. There were no material changes in unrecognized tax benefits during the first quarter of 2007.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2002 through 2004. Tax years subsequent to 2004 remain subject to examination by tax authorities in all major jurisdictions.

We believe it is reasonably possible that within the next 12 months a foreign subsidiary’s tax return for tax year 2005 will either be accepted without examination or will be examined and closed, resulting in a reduction in our liability for unrecognized tax benefits of as much as $4.2 million.

We believe sufficient provision has been made for all proposed and potential adjustments for all years that are not closed by the statute of limitations in all major tax jurisdictions, and that any such adjustment would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of a proposed adjustment by a taxing authority could impact our results of operations for a future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

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

The lawsuits described below are for the most part in very preliminary stages, and the outcome of the matters is uncertain. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless indicated otherwise, reserves have not been established for these matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Court ordered mediation has concluded with the settlement of all individual claims brought by seven of the fifteen named plaintiffs in the ERISA Benefit Denial Actions. An eighth plaintiff has subsequently resolved her claims through the process established under the regulatory settlement agreements.

Plan Beneficiary Class Actions

During the first quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) Retirement Plan case, entitled Gee v. UnumProvident Corporation, et al. The settlement agreement, the net cost of which is immaterial, is subject to review by an independent fiduciary, notice to the proposed settlement class, and Court approval following a fairness hearing.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various state regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements have subsequently agreed to extend the reassessment process until December 31, 2007, and we expect to conclude the claim reassessment process by that time. The examinations will commence before or after that date and are expected to be completed by mid-year 2008. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, it is not probable that we will fail to meet the performance standards in the agreements when these examinations are concluded.

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for the claim reassessment process. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. We based our conclusion and our revised estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total number of claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005. Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our then current estimate of future obligations for benefit costs for claims reopened in the reassessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

In the third quarter of 2006 we increased our provision for the cost of the reassessment process $325.4 million before tax and $211.5 million after tax based on changes in our emerging experience for the number of decisions being overturned by the reassessment process and the average cost per reassessed claim. The revised third quarter estimate was based on the cost of approximately 55 percent of the projected ultimate total number of claims expected to be reassessed. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time now estimated to complete the process. Our best estimate of $310.4 million for the reopened claims assumed that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed at that time would be similar to the average profile of the 55 percent already reviewed at that time.

As of the end of the first quarter of 2007, we had completed our review of approximately 74 percent of the total claims expected to be reassessed and had information on an additional 17 percent for which we had not yet finalized our review. Based on current information, we believe that our ultimate claim reassessment costs could be lower or higher by approximately $60.0 million relative to the best estimate upon which our accruals are currently based. The estimate of the lower and upper end of the range of reasonably possible additional costs is much less certain than our best estimate and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range. We continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and in excess of our reasonably possible range.

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

Unum Group and Subsidiaries

March 31, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

In 2006, we resolved a previously disclosed investigation by the Office of the New York Attorney General (NYAG) relating to compensation arrangements between insurance brokers or intermediaries and us and our subsidiaries. We made payment to a restitution fund and paid a fine, the costs of which were recorded in the third quarter of 2006. That restitution fund should be fully distributed by year end 2007.

Since October 2004, we and/or our insurance subsidiaries have also received subpoenas or information requests from a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, and the U.S. Department of Labor, as well as insurance departments and/or other state regulatory or investigatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and/or information requests relate to, among other things, compliance with ERISA relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, as well as compliance with state and federal laws with respect to quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. We will continue to cooperate fully with all investigations.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted 45 days within which to file an amended complaint, at which time defendants will likely either move to dismiss and/or move for summary judgment on all counts. All further discovery in these actions has been stayed pending the resolution of motions to dismiss any revised complaints.

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

During the first quarter of 2007, we reached an agreement in principle to resolve the claims asserted in the putative derivative action styled Leonard v. UnumProvident Corporation, et al. The proposed settlement is not expected to be material to us and is contingent upon, among other things, the execution of definitive documentation and court approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Summary

Various lawsuits against us, in addition to those discussed above, have arisen in the normal course of business. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations.

Given the complexity and scope of our litigation and regulatory matters, it is not possible to predict the ultimate outcome of all pending investigations or legal proceedings or provide reasonable estimates of potential losses, except where noted in connection with specific matters. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period. We believe, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2007, and the related consolidated statements of income for the three month periods ended March 31, 2007 and 2006, and the consolidated statements of stockholders’ equity and cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the consolidated financial statements, Unum Group changed its method of accounting for deferred acquisition costs and income taxes as of January 1, 2007 in accordance with adoption of Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 2, 2007

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

We have three major business segments: Unum US, Unum UK, and Colonial. Our other segments are the Individual Income Protection – Closed Block segment, the Other segment, and the Corporate segment. These segments are discussed more fully under “Segment Results” included herein in Item 2.

As one of the leading providers of employee benefits, we offer a comprehensive portfolio of products and services to meet the diverse needs of the marketplace. We try to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can be offered as stand alone products or that can be combined with other coverages to provide integrated and individualized product solutions for customers. We offer businesses of all sizes competitive benefit plans to protect the incomes and lifestyles of employees and their families in the event of illness or injury. We believe that our benefit programs can help businesses attract and retain quality employees, reduce the cost of absenteeism, and return employees to work after an illness or injury, thereby creating a more satisfied and productive workforce.

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2006.

Executive Summary

We believe that the actions we have taken during the past several years have improved the effectiveness of the basic functions of our businesses, reduced our business volatility, and led to a greater consistency in the execution of our business plan. Our goal is to build further momentum by focusing on our strengths and serving our customers well.

Our four primary objectives for 2007 are as follows:

•	Continue to improve the profitability of our Unum US group income protection line of business;

•	Ensure that all of our other product lines and businesses that are performing well continue to do so;

•	Continue to execute our capital management strategy; and

•	Successful completion of the claim reassessment process in preparation for the 2008 regulatory examination.

In commenting on our results for the first quarter of 2007, we will discuss three major topics: operating performance of our three major business segments, our capital management strategy, and our outstanding legal and regulatory issues, including the claim reassessment process.

Operating Performance of our Major Business Segments

For the first quarter of 2007, we reported solid operating results in all of our Unum US segment lines of business and, in general, our results met our expectations. Our primary focus for Unum US during 2007 is continued improvement of our claims management performance in our group income protection line of business, and we are pleased with the progress made during the first quarter of the year. We reported a group income protection benefit ratio of 93.4 percent, consistent with the goals we established for improved claim operational effectiveness. Our 2007 priorities also include improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines, and our first quarter operating results reflect achievement of these priorities. Our supplemental and voluntary product lines operating income improved over 14 percent relative to the first quarter of last year, and our group life and accidental death and dismemberment product lines improved over 12 percent. Positive trends for our Unum US group lines of business include favorable pricing trends, renewal profit improvement, and the management of case persistency. For all of our Unum US lines of business, we are aggressively managing our operating expenses and are continuing to make improvements in our operating effectiveness. Sales for Unum US in the first quarter of 2007 were lower than that of the prior year comparable period, but we maintained our disciplined pricing, and our overall sales mix was generally in line with our target mix. We anticipate that our sales growth rate for our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, and our supplemental lines will increase relative to the prior year comparable quarters during the remaining quarters of 2007. We attribute our sales expectation, in part, to the benefits we believe will be realized from the improvements in our distribution system.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of over 23 percent, as measured in Unum UK’s local currency, compared to the first quarter of 2006. Sales in Unum UK, which were challenging throughout 2006, improved in the first quarter of 2007 relative to the first quarter of the prior year. This improvement was most apparent in the core market segment, which we now define for Unum UK as employee groups with less than 500 lives. Changes in pension legislation created a distraction in the market for employee benefits and negatively impacted sales during 2006. However, other U.K. legislative changes that became effective in October 2006 extended the legal retirement age and made it illegal for employers to discriminate on the basis of age, thereby encouraging the extension of insurance coverage. As a result and as expected, Unum UK sales increased during the first quarter of 2007 from the early 2006 levels, and we expect this trend to continue. We are focused on increasing market awareness and demand for income protection products in the U.K. market.

Our Colonial segment also had excellent operating results for the first quarter of 2007, with an increase in segment operating income of 29 percent compared to the prior year. Colonial’s sales in the first quarter of 2007 were essentially level with the prior year’s first quarter. The number of new accounts increased over the prior year first quarter, but the average new case size was smaller than expected. We anticipate that our sales growth will increase year over year for the remainder of 2007, as positive trends are already emerging in our agency sales force recruiting and productivity levels. We are focused on maintaining profitable and sustainable sales growth for this segment.

Capital Management Strategy

Our capital planning objectives are: maintain our risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the National Association of Insurance Commissioners (NAIC) Company Action Level formula, at its current level of approximately 300 percent; maintain our leverage ratio at current levels while exploring the potential benefits of further reductions; maintain holding company liquidity to cover at least one year of fixed charges; and evaluate opportunities for the effective use of any holding company liquidity in excess of our target.

The RBC ratio for our traditional U.S. insurance subsidiaries remains consistent with our target level for the combined RBC ratio, and our holding company liquidity also meets our planning objectives.

In the first quarter of 2007, we purchased and retired $150.0 million of our adjustable conversion-rate equity security units and made a principal payment of $10.0 million on our senior secured non-recourse notes issued by our wholly-owned subsidiary Tailwind Holdings, LLC (Tailwind Holdings). This reduced our debt to total capital ratio to 27.2 percent at the end of the first quarter of 2007. This compares to 28.8 percent at the beginning of the quarter, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to deferred acquisition costs and income taxes.

The debt to total capital ratio, when calculated excluding the debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the quarter, was 25.5 percent at the end of the first quarter of 2007, compared to 26.2 percent at the beginning of the quarter.

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on how we can more effectively manage the capital supporting this business. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are analyzing the feasibility of a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to divert some of the capital currently supporting this block of business to support other initiatives and therefore enhance the financial profile of Unum Group.

Outstanding Legal and Regulatory Issues

During the first quarter of 2007, we continued to make progress in resolving some of our outstanding legal and regulatory issues as described in Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. We executed a settlement agreement resolving the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters discussed in our litigation footnote. The settlement agreement, the net cost of which is immaterial, is subject to further court approval.

Also, during the first quarter of 2007, we received a favorable ruling dismissing all counts except the ERISA counts in the case entitled In re Insurance Brokerage Antitrust Litigation. The court allowed the plaintiffs the opportunity to amend their complaint which they have indicated they will do. In the meantime, discovery in the case has been stayed. In a separate matter related to broker compensation issues, we reached an agreement in principle to resolve the putative derivative action in Leonard v. UnumProvident Corporation, et. al. which asserts claims against us and various members of our board of directors. The proposed settlement amount is not expected to be material to us and is contingent upon, among other things, the execution of definitive documentation and court approval.

We believe that we removed substantial regulatory uncertainty surrounding our claims practices through the regulatory settlement agreements entered into during 2004 and 2005 and continue to focus significant resources on meeting the requirements of these agreements. We meet periodically with regulators and maintain an ongoing dialogue with them to communicate the progress we are making. Additionally, we routinely engage in discussions related to other issues which could impact any of our companies.

We have completed the mailing of virtually all of the required claim reassessment notices. Those individuals who want their claims reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete the form once it is received. Through mid-April of 2007, approximately 27 percent of the recipients of the reassessment notice had requested claim reassessment information forms, and thus far we have sent the claim reassessment information forms to over 99 percent of these individuals. Of those to whom we have sent the claim reassessment information forms, 27 percent of the recipients of the forms have completed them and returned them to us for review. We expect that the rate of response for reassessment will increase over time as many of the individuals have unexpired time remaining to request and complete the necessary information forms.

As of the end of the first quarter of 2007, we had completed our review of approximately 74 percent of the total claims we now expect to be reassessed and had information on an additional 17 percent for which we had not yet finalized our review. Our review indicated the following regarding our assumptions:

1.	From January through March 2007, the overturn rate averaged 42 percent.

2.	The average overturn rate was 38 percent at March 2007 from inception to date, compared to 37 percent at December 2006, and remains consistent with the assumptions we used for our third quarter 2006 revision.

3.	The average incurred cost during the period January through March 2007 also remains consistent with the assumption we used for our third quarter 2006 revision.

4.	Our assumption concerning the total number of claims projected to be reassessed is now approximately 23,000 compared to 25,000 originally assumed.

Our best estimate remains consistent with that supporting the additional charges we recorded in 2006. Based on current information, we believe that our ultimate claim reassessment costs could be lower or higher by approximately $60.0 million relative to the best estimate upon which our accruals are currently based, compared to a range of +/- $90.0 million at the end of 2006. The estimate of the lower and upper end of the range of reasonably possible additional costs is much less certain than our best estimate and uses assumptions, among the range of reasonably possible outcomes, which are more favorable to us at the lower end of the cost range and less favorable to us at the upper end of the range. We continue to monitor our claim reassessment experience and review the adequacy of the associated reserves on a quarterly basis. Unfavorable experience relative to our revised assumptions could result in additional claim reassessment costs above our current accrual and in excess of our reasonably possible range. We expect to conclude our claim reassessment process by the end of 2007, and we anticipate that the regulatory examination of the claim reassessment process will be completed by mid-year 2008. See Item 7 of our annual report on Form 10-K for the year ended December 31, 2006 for a complete discussion of these settlement agreements.

First Quarter 2007 Significant Transactions and Events

Financing

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which Unum Group paid interest at the initial annual rate of 5.085%, payable quarterly.

The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter of 2007 income by $2.4 million before tax, or $1.6 million after tax.

Upon settlement of the common stock purchase contract in May, we will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. Based on our closing stock price on May 4, 2007, we expect to issue approximately 17.7 million shares of common stock.

In the first quarter of 2007, we made a principal payment of $10.0 million on our senior secured non-recourse notes due 2036 which were issued by Tailwind Holdings.

Dispositions

During the first quarter of 2007, we completed the sale of our wholly-owned subsidiary, GENEX Services, Inc. (GENEX), a leading workers’ compensation and medical cost containment services provider. Our growth strategy is focused on the development of our primary markets, and GENEX’s specialty role in case management and medical cost containment related to the workers’ compensation market was no longer consistent with our overall strategic direction. We recognized an after-tax gain on the transaction of approximately $6.2 million. See Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Accounting Pronouncements

Effective January 1, 2007, we adopted the provisions of Statement of Position 05-1 (SOP 05-1), Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (DAC) on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The cumulative effect of applying the provisions of SOP 05-1 decreased our 2007 opening balance of retained earnings $445.2 million.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying the provisions of FIN 48 increased our 2007 opening balance of retained earnings $22.7 million.

Effective January 1, 2007, we adopted the provisions of Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (SFAS 133) and 140 (SFAS 140). SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS 155 did not have a material effect on our financial position or results of operations.

First Quarter 2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for the claim reassessment process implemented as a result of the settlement agreements we entered into with various state insurance regulators in 2004 and the settlement agreement we entered into with the California Department of Insurance (DOI) in 2005.

Included in our analysis was a review of (1) the number of claimants who would ultimately choose to participate in the process, (2) the number of claimants for whom payments would be made and then closed because the claimant is no longer disabled, (3) the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, and (4) the average incurred cost per claimant. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. We based our conclusion and our revised estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total number of claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005.

Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our then current estimate of future obligations for benefit costs for claims reopened in the reassessment. The charge decreased first quarter of 2006 before-tax operating results for our Unum US group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million.

Financing

The scheduled remarketing of the senior note element of our 2003 adjustable conversion-rate equity security units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased 2006 income by $5.3 million before tax, or $3.4 million after tax.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, DAC, valuation of fixed maturity investment securities, and income taxes. There have been no significant changes in our critical accounting estimates during the first quarter of 2007, other than those resulting from the January 1, 2007 adoption of SOP 05-1 and FIN 48, which were disclosed in our “Critical Accounting Estimates” in our 2006 Form 10-K and are also discussed in Notes 2 and 8 of the “Notes to Consolidated Financial Statements” included herein in Item 1.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Revenue
Premium Income	$1,944.0	(1.3)%	$1,970.0
Net Investment Income	589.5	4.6	563.8
Net Realized Investment Gain (Loss)	(3.7)	(248.0)	2.5
Other Income	70.8	11.0	63.8

Total	2,600.6	—	2,600.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,729.3	(7.4)	1,867.5
Commissions	213.0	1.0	210.9
Interest and Debt Expense	45.9	(13.6)	53.1
Cost Related to Early Retirement of Debt	2.4	(54.7)	5.3
Deferral of Acquisition Costs	(138.1)	1.6	(135.9)
Amortization of Deferred Acquisition Costs	116.6	(2.7)	119.8
Compensation Expense	173.3	5.0	165.1
Other Expenses	198.3	(4.1)	206.7

Total	2,340.7	(6.1)	2,492.5

Income from Continuing Operations Before Income Tax	259.9	141.5	107.6
Income Tax	88.5	144.5	36.2

Income from Continuing Operations	171.4	140.1	71.4

Income from Discontinued Operations	6.9	245.0	2.0

Net Income	$178.3	142.9	$73.4

In describing our results, we may at times note certain items and exclude the impact of these items on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur. The first quarter of 2006 regulatory claim reassessment charge of $86.0 million, which increased benefits and change in reserves for future benefits, affects the comparability of our quarter over quarter financial results and, only where noted, is excluded from certain of our financial ratios and metrics.

Consolidated premium income decreased slightly in the first quarter of 2007 relative to the prior year period, as expected, due to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. This pricing discipline and business mix strategy resulted in decreases in premium income of 4.8 percent for our Unum US group income protection and 12.7 percent for our Unum US group life and accidental death and dismemberment lines of business relative to the first quarter of 2006. We reported first quarter of 2007 increases in premium income of 16.1 percent for Unum UK, 10.3 percent for Colonial, and 5.0 percent for Unum US supplemental and voluntary lines of business as we continue to focus on sales growth in these lines of business. Premium income in the Individual Income Protection – Closed Block segment decreased in 2007 relative to the prior year first quarter due primarily to the expected decline in this block of closed business.

Net investment income was higher in the first quarter of 2007 than the first quarter of 2006 due primarily to the growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in both the level of prepayment income on mortgage-backed securities and bond call premiums. Although we expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield, our investment income is expected to increase due to the continued growth in invested assets.

Our net realized investment loss from sales and write-downs was $0.3 million in the first quarter of 2007, compared to a net realized gain of $3.1 million in the first quarter of 2006. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in a net realized loss of $3.4 million in the first quarter of 2007 compared to a net realized loss of $0.6 million in the first quarter of 2006. We actively manage our credit risk and expect our gains and losses for the remainder of 2007 to be relatively consistent with the level of 2006. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 89.0 percent for the first quarter of 2007 compared to 94.8 percent for the first quarter of 2006. Our reported benefits and change in reserves for future benefits for the first quarter of 2006 include $86.0 million related to the regulatory claim reassessment charge. Excluding this charge, the ratio of benefits and change in reserves for future benefits to premium income was 90.4 percent for the first quarter of 2006. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is lower relative to the prior year due to the reduction in our outstanding debt.

Commission and expense ratios are generally consistent with the first quarter of 2006. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Consolidated Sales

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Unum US
Fully Insured Products	$134.9	(18.1)%	$164.7
Administrative Services Only (ASO) Products	0.7	(46.2)	1.3

Total Unum US	135.6	(18.3)	166.0

Unum UK	20.8	77.8	11.7

Colonial	67.6	0.6	67.2

Individual Income Protection - Closed Block	0.9	(35.7)	1.4

Consolidated	$224.9	(8.7)	$246.3

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue in accordance with GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our financial statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in force policies written in prior years as well as current new sales.

Premiums for fully insured products are reported as premium income. Fees for ASO products (those where the risk and responsibility for funding claim payments remain with the customer and we only provide services) are included in other income. Sales, persistency of the existing block of business, and the effectiveness of the renewal program are indicators of growth in our premium and fee income. Trends in new sales, as well as existing market share, also indicate our potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions. We intend to continue with our disciplined approach to pricing and also with our strategy of developing a more balanced business mix. This strategy is expected to result in a lower premium persistency or market share, particularly in the large case Unum US group market, but historically the profitability of business that terminates has generally been lower than the profitability of retained business. We do not anticipate a decline in the number of cases, or case persistency, for our Unum US group market on an aggregate basis.

See “Segment Results” as follows for additional discussion of sales by segment.

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial, Individual Income Protection – Closed Block, Other, and Corporate. In the following segment financial data and discussions of segment results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2007	2006
Operating Revenue by Segment	$2,604.3	$2,597.6
Net Realized Investment Gain (Loss)	(3.7)	2.5

Revenue	$2,600.6	$2,600.1

Operating Income by Segment	$263.6	$105.1
Net Realized Investment Gain (Loss)	(3.7)	2.5
Income Tax	88.5	36.2
Income from Discontinued Operations	6.9	2.0

Net Income	$178.3	$73.4

As previously noted, included in the first quarter of 2006 before tax operating income by segment of $105.1 million is a before tax charge of $86.0 million related to the first quarter of 2006 additional regulatory claim reassessment reserve charge.

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

Unum US Operating Results

Shown below are financial results for Unum US. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income	$1,244.9	(4.5)%	$1,303.8
Net Investment Income	276.9	7.5	257.7
Other Income	34.7	36.6	25.4

Total	1,556.5	(1.9)	1,586.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,046.0	(10.7)	1,171.1
Commissions	129.5	(3.6)	134.4
Deferral of Acquisition Costs	(76.5)	(6.2)	(81.6)
Amortization of Deferred Acquisition Costs	66.4	(15.9)	79.0
Other Expenses	248.7	(2.7)	255.5

Total	1,414.1	(9.3)	1,558.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$142.4	N.M.	$28.5

N.M. = not a meaningful percentage

Unum US Sales

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Fully Insured Products
Group Long-term Income Protection	$25.5	(40.8)%	$43.1
Group Short-term Income Protection	15.2	26.7	12.0
Group Life	20.1	(39.5)	33.2
Accidental Death & Dismemberment	2.0	(28.6)	2.8
Individual Income Protection - Recently Issued	14.5	17.9	12.3
Group Long-term Care	6.1	56.4	3.9
Individual Long-term Care	2.1	(22.2)	2.7
Voluntary Workplace Benefits	49.4	(9.7)	54.7

Total Fully Insured Products	134.9	(18.1)	164.7

Administrative Services Only (ASO) Products	0.7	(46.2)	1.3

Total Sales	$135.6	(18.3)	$166.0

Sales for Unum US in the first quarter of 2007 were lower than that of the prior year comparable period, but we maintained our disciplined pricing and our overall Unum US sales mix was generally in line with our target mix. In the first quarter of 2007, we had a sales mix in our group product lines of approximately 56 percent core market and 44 percent large case market, generally in line with our targeted 60 percent core/40 percent large case market distribution mix.

Sales for our individual income protection line of business increased over the prior year first quarter as we continue to focus on the multi-life individual income protection business, with approximately 93 percent of total first quarter of 2007 sales for this line of business occurring in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Although our voluntary workplace benefits sales for the first quarter of 2007 decreased in comparison to the prior year first quarter, we are focused on sales growth in our voluntary product lines.

We anticipate that sales for our group core market segment and our supplemental lines will increase during the remainder of 2007. Because our focus for our 2007 renewal program is aimed primarily at improving the profitability of our large case group business, we expect sales and persistency for the large case market segment to continue to decline during 2007.

Unum US Persistency and Renewal of Existing Business

A continuing part of our strategy for Unum US group business involves executing our renewal programs and managing persistency in our existing blocks of business. Our renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain broker relationships. As previously discussed, we expect persistency, measured in both premium dollars and in number of cases, for the large case group market segment to decline during 2007 relative to the prior year because of our 2007 strategy for this market. We do not expect premium and case persistency to decline for our core group market segment.

As previously discussed, we adopted the provisions of SOP 05-1 effective January 1, 2007, and recorded a cumulative effect adjustment which decreased our 2007 opening balance of Unum US DAC $589.8 million. SOP 05-1 provides guidance on accounting for DAC on internal replacements and effectively shortens the amortization period for DAC for many of our group products. Despite the shorter amortization period, we do not believe that the adoption of SOP 05-1 will have a material effect on amortization expense for Unum US as a result of the decrease in DAC from the cumulative effect adjustment. We will continue to monitor the persistency of the existing business and reflect changes relative to our amortization assumptions, as appropriate, in the current period’s amortization of DAC.

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies. Through mid-April of 2007, we have received approvals in 42 states. The rate adjustment brings the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. Overall, the average increase will be in the 20 to 30 percent range and may affect up to 130,000 policyholders, or less than 16 percent of our total long-term care block of business. Increases are subject to state review and approval and are effective on the policy anniversary following the state approval, subsequent to satisfaction of state-specific notification requirements. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. We anticipate that the higher premium income associated with the rate increases will begin to emerge during the latter half of 2007.

Unum US Group Income Protection Operating Results

Shown below are financial results and key performance indicators for Unum US group income protection.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$471.4	(2.9)%	$485.3
Group Short-term Income Protection	118.7	(11.7)	134.5

Total Premium Income	590.1	(4.8)	619.8
Net Investment Income	155.3	1.3	153.3
Other Income	24.7	26.7	19.5

Total	770.1	(2.8)	792.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	551.1	(17.1)	664.4
Commissions	45.4	(2.6)	46.6
Deferral of Acquisition Costs	(15.5)	(12.9)	(17.8)
Amortization of Deferred Acquisition Costs	16.6	(24.5)	22.0
Other Expenses	143.8	(3.5)	149.0

Total	741.4	(14.2)	864.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$28.7	140.1	$(71.6)

Benefit Ratio (% of Premium Income) (1)	93.4%		107.2%
Other Expense Ratio (% of Premium Income)	24.4%		24.0%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (1)	4.9%		(11.6)%

Premium Persistency:
Group Long-term Income Protection	84.6%		86.6%
Group Short-term Income Protection	75.1%		81.9%

Case Persistency:
Group Long-term Income Protection	87.6%		87.5%
Group Short-term Income Protection	85.8%		85.7%

(1)	Included in these ratios is the first quarter of 2006 before-tax claim reassessment charge of $72.8 million. Excluding this charge, the benefit ratio for the three months ended March 31, 2006 would have been 95.5% and the before-tax operating income ratio would have been 0.2%.

Premium income for group income protection decreased in the first quarter of 2007 relative to the prior year first quarter, as expected, due to our more disciplined approach to pricing, renewals, and risk selection. Both premium and case persistency are consistent with our expectations given our business mix strategy. Net investment income increased slightly in comparison to the prior year first quarter due to the growth in the level of assets supporting these lines of business partially offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $16.0 million for the first quarter of 2007 and $15.5 million for the first quarter of 2006.

The benefit ratio for the first quarter of 2007 was lower than the first quarter 2006 benefit ratio, excluding the first quarter of 2006 revised claim reassessment reserve charge, due primarily to lower paid claims in both group long-term and short-term income protection and a higher rate of claim recoveries relative to the prior year first quarter.

Our claim operational effectiveness continues to improve as a result of our organizational and process changes. While additional performance improvement is expected to occur during 2007, the operational improvement we have projected may occur at a slower rate, and we may incur additional costs in our claim operations.

The net decrease in the amortization of DAC is due primarily to the decrease in the level of DAC for these lines of business resulting from the adoption of the new accounting policy related to DAC on internal replacements, offset somewhat by higher amortization resulting from the shorter amortization period for DAC. The other expense ratio increased slightly in the first quarter of 2007 compared to the prior year first quarter due to the decline in premium income. We continue to aggressively manage expenses against this expected revenue decline.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Group Life	$280.8	(12.3)%	$320.1
Accidental Death & Dismemberment	32.4	(16.3)	38.7

Total Premium Income	313.2	(12.7)	358.8
Net Investment Income	34.4	(2.0)	35.1
Other Income	0.6	N.M.	—

Total	348.2	(11.6)	393.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	235.4	(14.3)	274.8
Commissions	22.6	(1.7)	23.0
Deferral of Acquisition Costs	(9.1)	(7.1)	(9.8)
Amortization of Deferred Acquisition Costs	9.3	(43.3)	16.4
Other Expenses	40.6	(11.0)	45.6

Total	298.8	(14.6)	350.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$49.4	12.5	$43.9

Benefit Ratio (% of Premium Income)	75.2%		76.6%
Other Expense Ratio (% of Premium Income)	13.0%		12.7%
Before-tax Operating Income Ratio (% of Premium Income)	15.8%		12.2%

Premium Persistency:
Group Life	78.1%		79.1%
Accidental Death & Dismemberment	78.7%		80.3%

Case Persistency:
Group Life	85.7%		86.4%
Accidental Death & Dismemberment	86.5%		86.8%

N.M. = not a meaningful percentage

As expected and consistent with group income protection, premium income in group life decreased in the first quarter of 2007 relative to the prior year first quarter due to our more disciplined approach to pricing, renewals, and risk selection. Premium and case persistency are consistent with our expectations. The decrease in net investment income relative to the prior year first quarter resulted primarily from a decline in the level of assets supporting these lines of business.

The benefit ratio decreased in the first quarter of 2007 due primarily to a lower submitted and paid claim incidence rate for group life, offset partially by higher paid claim incidence rates for the accidental death and dismemberment line of business.

Similar to our group income protection products, amortization of DAC is lower in 2007 due to the adoption of SOP 05-1. Other expenses decreased in the first quarter of 2007 relative to the prior year first quarter, enabling the other expense ratio to remain stable against the expected decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$113.7	3.2%	$110.2
Long-term Care	128.7	6.7	120.6
Voluntary Workplace Benefits	99.2	5.1	94.4

Total Premium Income	341.6	5.0	325.2
Net Investment Income	87.2	25.8	69.3
Other Income	9.4	59.3	5.9

Total	438.2	9.4	400.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	259.5	11.9	231.9
Commissions	61.5	(5.1)	64.8
Deferral of Acquisition Costs	(51.9)	(3.9)	(54.0)
Amortization of Deferred Acquisition Costs	40.5	(0.2)	40.6
Other Expenses	64.3	5.6	60.9

Total	373.9	8.6	344.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$64.3	14.4	$56.2

Benefit Ratios (% of Premium Income)
Individual Income Protection - Recently Issued	57.2%		55.6%
Long-term Care	104.7%		93.0%
Voluntary Workplace Benefits	60.3%		61.9%
Interest Adjusted Loss Ratios
Individual Income Protection - Recently Issued	42.1%		41.8%
Long-term Care	76.6%		68.6%
Other Expense Ratio (% of Premium Income)	18.8%		18.7%
Before-tax Operating Income Ratio (% of Premium Income)	18.8%		17.3%

Premium Persistency:
Individual Income Protection - Recently Issued	90.8%		89.0%
Long-term Care	95.0%		95.5%
Voluntary Workplace Benefits	78.9%		81.4%

The increase in premium income for the first quarter of 2007 relative to the prior year first quarter is due to sales growth and stable persistency. Net investment income increased relative to the prior year first quarter primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual income protection – recently issued business increased slightly in the first quarter of 2007 relative to the prior year first quarter due primarily to an increased paid claim incidence rate offset partially by an increase in the claim recovery rate. The interest adjusted loss ratio for long-term care was higher in the first quarter of 2007 than in the prior year first quarter due primarily to an increase in both submitted and paid claim incidence rates and a decrease in the claim recovery rate. The benefit ratio for voluntary workplace benefits decreased in comparison to the first quarter of 2006 due primarily to a lower rate of paid claim incidence.

The increase in other expenses in the first quarter of 2007 in comparison to the prior year first quarter is driven primarily by the voluntary workplace benefits lines of business due to growth in those lines of business. However, the other expense ratio for the supplemental and voluntary lines of business overall was stable relative to the first quarter of 2006 due to the growth in premium income.

Segment Outlook

Our primary focus in 2007 is continued improvement of our claims management performance in our group income protection line of business. We expect our overall benefit ratio for group income protection to gradually improve to the 90 to 92 percent range by the end of 2007. We will also focus on improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines.

We intend to continue to invest in technology and new product solutions to meet the changing needs and opportunities in our markets. We have begun the development of a new product offering and administrative platform to better meet the needs of our core market and expect to release this new offering later in 2007 or in early 2008. We will also continue to shift our mix of business to the group core market and the supplemental and voluntary product lines. We will maintain our disciplined approach to pricing, renewals, and risk selection, with a continued effort to balance growth and profitability. This strategy is expected to cause a lower premium persistency or market share, particularly in the large case market, but we do not anticipate a decline in the number of cases, or case persistency, for our Unum US group core market segment or for the Unum US group market on an aggregate basis.

Unum UK Segment

Unum UK includes insurance for group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$174.6	18.5%	$147.3
Group Life	38.7	5.4	36.7
Individual Income Protection	9.0	21.6	7.4

Total Premium Income	222.3	16.1	191.4
Net Investment Income	45.8	20.5	38.0
Other Income	1.7	N.M.	0.1

Total	269.8	17.6	229.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	135.8	5.2	129.1
Commissions	15.4	29.4	11.9
Deferral of Acquisition Costs	(9.3)	13.4	(8.2)
Amortization of Deferred Acquisition Costs	11.9	124.5	5.3
Other Expenses	40.9	10.5	37.0

Total	194.7	11.2	175.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$75.1	38.1	$54.4

Benefit Ratio (% of Premium Income)	61.1%		67.5%
Other Expense Ratio (% of Premium Income)	18.4%		19.3%
Before-tax Operating Income Ratio (% of Premium Income)	33.8%		28.4%

Premium Persistency:
Group Long-term Income Protection	89.6%		91.2%
Group Life	72.6%		82.0%
Individual Income Protection	90.1%		86.6%

N.M. = not a meaningful percentage

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, translating pounds into dollars decreases current year results relative to the prior year. In periods when the pound strengthens, translating into dollars increases current year results in relation to the prior year. Shown below are operating results in Unum UK’s local currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	£89.3	6.3%	£84.0
Group Life	19.8	(5.3)	20.9
Individual Income Protection	4.6	7.0	4.3

Total Premium Income	113.7	4.1	109.2
Net Investment Income	23.4	7.8	21.7
Other Income	0.9	N.M.	—

Total	138.0	5.4	130.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	69.5	(5.7)	73.7
Commissions	7.9	16.2	6.8
Deferral of Acquisition Costs	(4.8)	2.1	(4.7)
Amortization of Deferred Acquisition Costs	6.1	103.3	3.0
Other Expenses	20.9	(0.5)	21.0

Total	99.6	(0.2)	99.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£38.4	23.5	£31.1

Benefit Ratio (% of Premium Income)	61.1%		67.5%
Other Expense Ratio (% of Premium Income)	18.4%		19.3%
Before-tax Operating Income Ratio (% of Premium Income)	33.8%		28.4%

Weighted Average Pound/Dollar Exchange Rate	1.956		1.749

N.M. = not a meaningful percentage

Premium income increased 4.1 percent in the first quarter of 2007 relative to the prior year first quarter due to sales improvements and stable persistency in the group long-term income protection line of business, partially offset by a decline in persistency for group life. Net investment income increased in the first quarter of 2007 relative to the prior year first quarter due to continued growth in the business and the assets supporting the lines of business and also due to the positive performance of the investment portfolio’s index-linked bonds.

The lower benefit ratio in the first quarter of 2007 in comparison to the prior year first quarter was attributable to lower claim incidence for both group long-term income protection and group life, partially offset by lower claim recoveries for group long-term income protection.

Commissions increased in the first quarter of 2007 relative to the first quarter of 2006 due to the increased level of sales in the group long-term income protection line of business.

Amortization of DAC increased in the first quarter of 2007 due to the shorter amortization period for DAC resulting from the adoption of SOP 05-1. The amount of the cumulative effect adjustment decreased the 2007 opening balance of Unum UK DAC approximately £45.1 million, or $88.3 million, which results in decreased amortization because of the lower deferred asset level. However, the timing of policy renewals occurring during 2007 results in increased amortization, causing an overall net increase in expense for the first quarter of 2007. The other expense ratio decreased in the first quarter of 2007 compared to the prior year first quarter due to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Group Long-term Income Protection	$16.3	126.4%	$7.2
Group Life	2.8	(9.7)	3.1
Individual Income Protection	1.7	21.4	1.4

Total Sales	$20.8	77.8	$11.7

Total Sales (in millions of pounds)	£10.6	58.2	£6.7

Sales in Unum UK improved in the first quarter of 2007 relative to the first quarter of 2006. Sales in the core market segment, which for Unum UK equals employee groups with less than 500 lives, were particularly high relative to the prior year. Sales in the U.K. market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. We anticipate that sales will continue to improve throughout 2007.

Segment Outlook

During 2007, we intend to focus on restoring sales growth and maintaining our strong leadership position in the U.K. We anticipate that high levels of profitability will continue, but with margins likely to return to below 30 percent in the medium term. We also expect slower growth in operating income as the acquisition related growth of the last several years subsides.

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

Operating Results

Shown below are financial results and key performance indicators for Colonial.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income
Income Protection	$139.7	7.6%	$129.8
Life	35.6	18.7	30.0
Cancer and Critical Illness	48.1	12.4	42.8

Total Premium Income	223.4	10.3	202.6
Net Investment Income	24.4	8.0	22.6
Other Income	0.3	—	0.3

Total	248.1	10.0	225.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	110.0	4.3	105.5
Commissions	49.4	13.0	43.7
Deferral of Acquisition Costs	(52.3)	13.4	(46.1)
Amortization of Deferred Acquisition Costs	38.3	7.9	35.5
Other Expenses	43.1	5.9	40.7

Total	188.5	5.1	179.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$59.6	29.0	$46.2

Benefit Ratio (% of Premium Income)	49.2%		52.1%
Other Expense Ratio (% of Premium Income)	19.3%		20.1%
Before-tax Operating Income Ratio (% of Premium Income)	26.7%		22.8%

Premium Persistency:
Income Protection	75.6%		74.4%
Life	83.2%		84.2%
Cancer and Critical Illness	83.6%		82.0%

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas. Net investment income increased in the first quarter of 2007 in comparison to the prior year first quarter due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in the first quarter of 2007 in comparison to the prior year first quarter due primarily to favorable risk experience in the income protection and life lines of business. The improvement in the income protection lines of business resulted from the continued favorable experience related to several new products introduced in 2004. In addition, individual short-term income protection claim incidence and average claim duration decreased in the first quarter of 2007 compared to the first quarter of 2006, while the average indemnity on claims was higher in the first quarter of 2007 relative to the first quarter of 2006. For accident products, which are included in the income protection line of business, the claim incidence rate and average claim payment both decreased in the first quarter of 2007 relative to the first quarter of 2006.

The life line of business reported a decrease in incurred claims. In the cancer product line, the incidence increased in the first quarter of 2007 relative to the first quarter of 2006, but the incurred loss ratio decreased, partially due to the continued favorable experience on a cancer product introduced in 2005.

The other expense ratio for the first quarter of 2007 decreased in comparison to the prior year first quarter due primarily to our expense management focus and the increase in premium income.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Income Protection	$42.8	1.9%	$42.0
Life	14.3	—	14.3
Cancer and Critical Illness	10.5	(3.7)	10.9

Total Sales	$67.6	0.6	$67.2

Colonial’s sales in the first quarter of 2007 were essentially level with the prior year’s first quarter. The number of new accounts increased over the prior year first quarter, but the average new case size was smaller than expected and resulted in lower annualized premium per case sold.

Segment Outlook

During the remainder of 2007, we intend to increase sales by investing in various growth initiatives, including the development of additional product offerings. In the near term, this may result in slower growth in segment operating income, but we believe this growth strategy will consistently produce a higher level of premium and operating income growth over the long term.

As previously noted, the premium growth of over 10 percent in the first quarter of 2007 was aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas. As a result, we anticipate premium growth for the remainder of the year to approximate recent quarterly growth trends, while the favorable risk experience is expected to continue.

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

Individual Income Protection - Closed Block Segment

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual income protection business. We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall risk above a specified retention limit, which is approximately $7.9 billion at March 31, 2007. The maximum risk limit for the reinsurer grows to approximately $2.4 billion over time, after which any further losses will revert to us.

Operating Results

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income	$252.3	(6.9)%	$271.0
Net Investment Income	204.6	1.2	202.2
Other Income	25.3	(3.8)	26.3

Total	482.2	(3.5)	499.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	405.9	(5.7)	430.4
Commissions	18.0	(12.2)	20.5
Other Expenses	35.8	5.6	33.9

Total	459.7	(5.2)	484.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$22.5	53.1	$14.7

Interest Adjusted Loss Ratio (1)	93.9%		96.5%
Other Expense Ratio (% of Premium Income)	14.2%		12.5%
Before-tax Operating Income (Loss) Ratio (% of Premium Income) (1)	8.9%		5.4%

Premium Persistency	94.5%		94.3%

(1)	Included in these ratios is the first quarter of 2006 before-tax claim reassessment charge of $13.2 million. Excluding this charge, the interest adjusted loss ratio for the three months ended March 31, 2006 would have been 91.6% and the before-tax operating income ratio would have been 10.3%.

The decrease in premium income for the first quarter of 2007 relative to the prior year first quarter is due to the expected decline in this block of closed business, as well as an adjustment to premium income for a small block of ceded business for which the contract was modified. Net investment income increased in the first quarter of 2007 compared to the first quarter of 2006 due to the increase in the level of assets supporting this business offset partially by the decline in the overall portfolio yield rate. Other income includes the underlying results of certain blocks of reinsured business.

The first quarter of 2007 interest adjusted loss ratio was higher than the prior year first quarter ratio of 91.6 percent, excluding the reserve charge noted previously, due primarily to an increase in benefit payments, partially offset by a higher rate of claim recoveries.

Segment Outlook

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on continuing to manage this large block of business consistently while at the same time exploring opportunities for improving capital management. Our three major operating segments, which at March 31, 2007, were supported by approximately $6.1 billion of allocated capital, produce a return on equity that is generally consistent with our current plan and on target to attain our long-term goal for return on equity. This closed block of individual income protection business is supported by approximately $2.7 billion of allocated capital, and our return on equity for this business generally is in the low single digits. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are analyzing the feasibility of a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to divert some of the capital currently supporting this block of business to support other initiatives and therefore enhance our Company’s financial profile.

We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. We consider the variability in our claim resolution rate experience during recent periods to be primarily the result of the temporary reduction in the operating effectiveness of our claims management performance. We believe that the claim resolution rates in 2007 will more align with our expected rates. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that variability in our reserve assumptions could result in a material impact on our reserve levels.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2007	% Change	2006
Operating Revenue
Premium Income	$1.1	(8.3)%	$1.2
Net Investment Income	28.1	(2.1)	28.7
Other Income	8.2	(1.2)	8.3

Total	37.4	(2.1)	38.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	31.6	0.6	31.4
Commissions	0.7	75.0	0.4
Other Expenses	1.5	(6.3)	1.6

Total	33.8	1.2	33.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$3.6	(25.0)	$4.8

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the first quarter of 2007, this line of business reported an operating loss of $0.8 million compared to an operating loss of $2.4 million in the first quarter of 2006.

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

Total operating revenue for individual life and corporate-owned life insurance was $9.2 million in the first quarter of 2007 compared to $9.5 million in the first quarter of 2006. Operating income for the same periods was $8.2 million and $7.9 million, respectively.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $25.9 million and $26.5 million in the first quarters of 2007 and 2006, respectively, and combined operating losses of $3.8 million and $0.7 million, respectively.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $10.3 million in the first quarter of 2007 compared to $18.0 million in the first quarter of 2006. The Corporate segment reported operating losses of $39.6 million and $43.5 million in the first quarters of 2007 and 2006, respectively. Included in the corporate segment operating results for the first quarters of 2007 and 2006 were $2.4 million and $5.3 million of costs related to the early retirement of debt, respectively.

Interest and debt expense was $45.9 million in the first quarter of 2007 compared to $53.1 million in the first quarter of 2006, excluding the costs related to early retirement of debt. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

On March 1, 2007, we completed the sale of our wholly-owned subsidiary, GENEX, and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain, together with the first quarter of 2007 after-tax income, is reported as discontinued operations in our statements of income. Also included in discontinued operations is first quarter of 2006 after-tax income of $2.0 million. GENEX’s first quarter of 2006 operating revenue of $45.8 million and operating income of $3.4 million were previously reported in the Other segment. See Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We try to maximize investment income and assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with those assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates may affect the amount and timing of cash flows. For information on our formal investment philosophy, including our overall quality and diversification objectives, see “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match, to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At March 31, 2007, the weighted average duration of our policyholder liability portfolio was approximately 7.99 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.51 years.

Net investment income was $589.5 million in the first quarter of 2007, an increase of 4.6 percent relative to the prior year. The increase was due primarily to growth in invested assets offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in both the level of prepayment income on mortgage-backed securities and bond call premiums. The overall yield in our investment portfolio was 6.72 percent as of March 31, 2007, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.73 percent as of December 31, 2006 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases equal or exceed the level of the overall yield.

Realized Investment Gains and Losses

We recognize impairment losses when we determine that the value of certain fixed maturity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity securities that were initially written down in a prior period. See “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, for a complete discussion of the valuation of fixed maturity securities.

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

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2007	2006
Gross Realized Investment Gain from Sales	$19.9	$38.3

Gross Realized Investment Loss
Write-downs	6.6	11.6
Sales	13.6	23.6

Total	20.2	35.2

Change in Fair Value of DIG Issue B36 Derivatives	(3.4)	(0.6)

Net Realized Investment Gain (Loss)	$(3.7)	$2.5

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first quarter of 2007. During the first quarter of 2006, we had no individual realized investment losses $10.0 million or greater from other than temporary impairments but did recognize one realized investment loss in excess of that amount from the sale of fixed maturity securities as described below.

In the first quarter of 2006, we recognized a loss of $13.1 million on securities issued by a U.S. based automotive parts supplier. This company had experienced lower sales due to declining auto production and higher expenses due to increasing steel prices. In an October 2005 press release, this company confirmed that due to accounting errors it would restate its previously released 2004 and first and second quarter 2005 earnings and delay third and fourth quarter 2005 earnings releases. In a first quarter of 2006 press release, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment-grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Fixed Maturity Securities

Fixed maturity securities at March 31, 2007, included $34.8 billion, or 98.8 percent, of bonds and derivative instruments and $426.7 million, or 1.2 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2007

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,335.0	$92.8	$792.3	$26.6	$1,542.7	$119.4
Canadian	268.1	55.7	—	—	268.1	55.7
Capital Goods	2,636.1	164.5	749.2	27.4	1,886.9	191.9
Communications	2,500.1	142.2	841.6	43.0	1,658.5	185.2
Consumer Cyclical	1,456.5	37.4	562.6	29.6	893.9	67.0
Consumer Non-Cyclical	4,082.6	114.8	1,691.7	71.6	2,390.9	186.4
Derivates Hedging Available-for-Sale	(66.3)	(68.3)	(165.6)	165.6	99.3	97.3
Energy (Oil & Gas)	2,267.1	226.1	328.4	13.1	1,938.7	239.2
Financial Institutions	3,642.9	(0.6)	2,454.6	84.0	1,188.3	83.4
Mortgage/Asset-Backed	4,253.1	223.9	754.1	9.9	3,499.0	233.8
Sovereigns	885.0	29.3	614.8	19.7	270.2	49.0
Technology	510.0	20.6	164.0	6.8	346.0	27.4
Transportation	970.9	80.6	201.5	5.4	769.4	86.0
U.S. Government Agencies and Municipalities	2,476.0	42.8	1,374.4	73.8	1,101.6	116.6
Utilities	6,622.8	312.8	2,383.0	87.2	4,239.8	400.0

Total	$34,839.9	$1,474.6	$12,746.6	$663.7	$22,093.3	$2,138.3

The above chart excludes DIG Issue B36 embedded derivatives, which at March 31, 2007 had a fair value of $(14.9) million.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2007.

Fixed Maturity Bonds – By Maturity

As of March 31, 2007

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$32.9	$0.1
Due after 1 year up to 5 years	1,214.4	16.1
Due after 5 years up to 10 years	3,428.7	288.9
Due after 10 years	7,316.5	348.7

Subtotal	11,992.5	653.8
Mortgage/Asset-Backed Securities	754.1	9.9

Total	$12,746.6	$663.7

Of the $663.7 million in gross unrealized losses at March 31, 2007, $615.5 million, or 92.7 percent, are related to investment-grade fixed maturity bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2007.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$1,311.0	$10.1
> 90 <= 180 days	1,398.7	21.8
> 180 <= 270 days	267.8	4.9
> 270 <= 1 year	565.1	12.4
> 1 year <= 2 years	7,068.6	299.2
> 2 years <= 3 years	257.8	100.6
> 3 years	1,228.9	166.5

Total	$12,097.9	$615.5

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2007. The relationships of the current fair value to amortized cost, which were all at or above 70 percent on March 31, 2007, are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2007.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$81.8	$1.7
> 90 <= 180 days	37.8	1.1
> 270 <=1 year	44.9	1.0
> 1 year <= 2 years	215.0	17.6
> 2 years <= 3 years	146.6	20.7
> 3 years	122.6	6.1

Total	$648.7	$48.2

As of March 31, 2007, we held four securities, all investment-grade, with a gross unrealized loss of $10.0 million or greater, as shown in the following chart.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of March 31, 2007

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$464.4	$15.0	> 1 year <= 2 years

United Kingdom Government Security	409.8	12.5	> 1 year <= 2 years

U.S. Government Sponsored Mortgage Funding Company	739.1	52.9	> 3 years

Principal Protected Equity Linked Note	51.2	24.6	> 3 years

Total	$1,664.5	$105.0

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

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of March 31, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The United Kingdom government fixed maturity bond is a U.K. Gilt security, which is the equivalent of a U.S. Treasury security. The U.K. Gilt position is AAA rated by S&P and represents the overall credit quality of the U.K. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of March 31, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of March 31, 2007. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.0 billion and $3.8 billion on an amortized cost basis at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the mortgage-backed securities had an average life of 7.7 years and effective duration of 6.2 years. The mortgage-backed and asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed and asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates.

As of March 31, 2007, our exposure to below-investment-grade fixed maturity securities was $2,103.1 million, approximately 5.7 percent of the fair value of invested assets excluding ceded policy loans, compared to 5.8 percent at the end of 2006. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value as a component of fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $18.6 million and $18.2 million, respectively, at March 31, 2007, and $18.8 million and $18.4 million, respectively, at December 31, 2006.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,006.2 million and $944.0 million on an amortized cost basis at March 31, 2007 and December 31, 2006, respectively. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. Impaired mortgage loans totaled $2.3 million and $2.8 million, at March 31, 2007 and December 31, 2006, respectively.

Real estate was $17.9 million at March 31, 2007 and December 31, 2006. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $6.5 million at March 31, 2007 and December 31, 2006.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in the value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. At March 31, 2007 and December 31, 2006, the balance in the valuation allowance for mortgage loans was $0.5 million. At March 31, 2007 and December 31, 2006, the balance in the valuation allowances for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the first quarter of 2007 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarters of March 31, 2007 and 2006, we recognized net gains of $7.9 million and $28.6 million, respectively, on the termination of cash flow hedges and reported these amounts in other comprehensive income (loss). We amortized $6.9 million and $6.6 million of net deferred gains into net investment income in the first quarters of 2007 and 2006, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $19.2 million at March 31, 2007. Additions and terminations, in notional amounts, to our hedging programs during the first quarter of 2007 were $90.0 million and $284.0 million, respectively, and in the first quarter of 2006 were $135.0 million and $439.3 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $3,580.1 million at March 31, 2007 and $3,774.1 million at December 31, 2006.

As of March 31, 2007 and December 31, 2006, we had $2,015.0 million and $2,125.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

During 2005, we initiated a derivatives strategy to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. As of March 31, 2007 and December 31, 2006, we had $367.8 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding under this program.

As of March 31, 2007 and December 31, 2006, we had $654.4 million and $658.4 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities.

As of March 31, 2007 and December 31, 2006, we had $90.0 million and $170.0 million, respectively, notional amount of open options on forward interest rate swaps under the hedging program used to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $176.6 million as of March 31, 2007 and December 31, 2006. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We have entered into an interest rate swap with a notional amount of $60.0 million as of March 31, 2007 and December 31, 2006 whereby we receive a fixed rate of interest and pay a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security we own. The variable rate we pay on the swap is offset by the amount we receive on the variable rate security.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $3.4 million and $0.6 million of net realized investment losses during the first quarters of 2007 and 2006, respectively.

Non-current Investments

Our exposure to non-current investments, on a fair value basis, totaled $14.9 million at March 31, 2007 compared to $12.5 million at December 31, 2006. Non-current investments are those investments for which principal and/or interest payments are more than 30 days past due. At March 31, 2007 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities for which before-tax impairment losses of approximately $76.5 million had been recorded life-to-date. The amortized cost of these investments, subsequent to the write-downs for impairments, was $4.0 million. Approximately $12.5 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year as of March 31, 2007.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at March 31, 2007. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at March 31, 2007.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $280.2 million for the three months ended March 31, 2007, compared to $263.7 million for the comparable period of 2006. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $77.2 million for the three months ended March 31, 2007, compared to $153.6 million of net cash provided for the comparable period of 2006. During the first quarter of 2007, we had net cash inflows of $98.8 million in conjunction with the sale of GENEX.

We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our $400.0 million purchase of debt in the remarketing of our 2003 adjustable conversion-rate equity security units in the first quarter of 2006. We therefore reported higher proceeds from net sales of short-term investments in the first quarter of 2006 as compared to the first quarter of 2007. We had lower proceeds from maturities of available-for-sale securities in the first quarter of 2007 than in the comparable period of 2006, primarily due to a decrease in fixed maturity security principal proceeds from bond calls and scheduled maturities and a decrease in principal prepayments on mortgage-backed securities.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $188.9 million for the three months ended March 31, 2007 compared to $426.3 million for the comparable period of 2006. During the first quarters of 2007 and 2006, we purchased $150.0 million and $400.0 million, respectively, aggregate principal amounts of the remarketed senior note element of the 2004 and 2003 units, which were subsequently retired. Also during the first quarter of 2007, Tailwind Holdings made a $10.0 million principal payment on its floating rate, senior secured non-recourse notes due 2036.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2007, $506.2 million is available for the payment of ordinary dividends to Unum Group from its U.S. insurance subsidiaries, excluding Tailwind Reinsurance Company, a wholly-owned subsidiary of Tailwind Holdings.

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

Debt

At March 31, 2007, we had long-term debt, including adjustable conversion-rate equity security units, senior secured non-recourse notes, and junior subordinated debt securities, totaling $2,499.7 million. In the first quarter of 2007, we reduced our debt to total capital ratio to 27.2 percent, compared to 28.8 percent at the beginning of the quarter, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to DAC and income taxes.

The debt to total capital ratio, when calculated excluding the debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the quarter, was 25.5 percent at the end of the first quarter of 2007, compared to 26.2 percent at the beginning of the quarter.

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitles the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which Unum Group paid interest at the initial annual rate of 5.085%, payable quarterly.

In February 2007, the scheduled remarketing of the senior note element of the 2004 adjustable conversion-rate equity security units occurred, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired.

Upon settlement of the common stock purchase contract in May, we will receive proceeds of approximately $300.0 million and will issue between 17.7 million and 20.4 million shares of common stock. Based on our closing stock price on May 4, 2007, we expect to issue approximately 17.7 million shares of common stock.

In February 2006, the scheduled remarketing of the senior note element of the 2003 adjustable conversion-rate equity security units occurred, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, for further discussion.

Commitments

With respect to our commitments, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. During the first quarter of 2007, there were no substantive changes in our commitments or contractual liabilities, including the effects of the adoption of FIN 48. We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings can be expected to adversely affect us. A downgrade of the financial strength ratings could, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect our ability to compete. Downgrades in our debt ratings can be expected to adversely affect our cost of capital and our ability to raise additional capital.

The table below reflects our senior debt ratings and the financial strength ratings for our traditional insurance company subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody’s	S&P
Senior Debt Ratings	Bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BB+ (Speculative)

Financial Strength Ratings
Provident Life and Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life and Casualty	A- (Excellent)	Not Rated	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Unum Limited	A- (Excellent)	Not Rated	Not Rated	BBB+ (Good)

We maintain an ongoing dialogue with these rating agencies to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications includes an annual review meeting, as well as other meetings not limited to quarterly updates on our business. We plan to hold our annual review with each of the rating agencies during the second and third quarters of 2007.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. There have been no changes in the rating agencies’ outlook statements or ratings during the first quarter of 2007, but we cannot assure you that further changes by these or other rating agencies will or will not occur.

See our annual report on Form 10-K for the year ended December 31, 2006, for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

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

As a result of the sale of GENEX, we froze the pension plan benefits for the employees of GENEX during the first quarter of 2007, which resulted in a curtailment and a remeasurement of our U.S. pension plan obligation. The net effect of the curtailment and remeasurement was an increase in our pension plan liability of $29.0 million, a decrease in deferred income tax of $10.1 million, a decrease in income from discontinued operations of $0.2 million, and a decrease in accumulated other comprehensive income of $18.7 million.

See our annual report on Form 10-K for the year ended December 31, 2006, and Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2006. During the first three months of 2007, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

Unum Group (Registrant)

Date: May 7, 2007	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 7, 2007	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary