Form 10-Q
period 2007-06-30
Unum Group
filed 2007-08-07
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

360,797,154 shares of the registrant’s common stock were outstanding as of June 30, 2007.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,320.3; $33,414.1)	$34,669.3	$35,001.5
Mortgage Loans	1,004.2	944.0
Real Estate	20.2	17.9
Policy Loans	3,505.8	3,429.5
Other Long-term Investments	118.1	122.0
Short-term Investments	757.3	648.4

Total Investments	40,074.9	40,163.3

Other Assets
Cash and Bank Deposits	126.8	121.3
Accounts and Premiums Receivable	2,110.1	2,057.1
Reinsurance Recoverable	5,541.4	5,512.2
Accrued Investment Income	654.0	646.8
Deferred Acquisition Costs	2,342.3	2,983.1
Goodwill	204.5	204.1
Property and Equipment	383.9	370.1
Other Assets	611.4	624.5
Other Assets - Discontinued Operations	—	112.3
Separate Account Assets	21.9	28.5

Total Assets	$52,071.2	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$2,070.1	$2,220.4
Reserves for Future Policy and Contract Benefits	36,105.3	35,689.4
Unearned Premiums	635.6	520.1
Other Policyholders’ Funds	1,919.3	2,019.1
Income Tax Payable	86.0	44.4
Deferred Income Tax	47.5	567.3
Short-term Debt	175.0	—
Long-term Debt	2,287.7	2,659.6
Other Liabilities	1,351.2	1,326.7
Other Liabilities - Discontinued Operations	—	29.0
Separate Account Liabilities	21.9	28.5

Total Liabilities	44,699.6	45,104.5

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,748,249 and 344,578,616 shares	36.3	34.4
Additional Paid-in Capital	2,501.9	2,200.0
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	78.0	534.8
Net Gain on Cash Flow Hedges	135.4	194.2
Foreign Currency Translation Adjustment	136.9	116.0
Unrecognized Pension and Postretirement Benefit Costs	(246.6)	(232.2)
Retained Earnings	4,783.9	4,925.8
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)

Total Stockholders’ Equity	7,371.6	7,718.8

Total Liabilities and Stockholders’ Equity	$52,071.2	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,986.7	$1,987.2	$3,930.7	$3,957.2
Net Investment Income	597.8	576.6	1,187.3	1,140.4
Net Realized Investment Gain (Loss)	10.4	(5.8)	6.7	(3.3)
Other Income	70.7	63.7	141.5	127.5

Total Revenue	2,665.6	2,621.7	5,266.2	5,221.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,816.9	1,807.9	3,546.2	3,675.4
Commissions	208.3	203.7	421.3	414.6
Interest and Debt Expense	44.5	48.7	90.4	101.8
Cost Related to Early Retirement of Debt	0.8	17.8	3.2	23.1
Deferral of Acquisition Costs	(136.3)	(129.4)	(274.4)	(265.3)
Amortization of Deferred Acquisition Costs	122.3	118.0	238.9	237.8
Compensation Expense	177.4	171.0	350.7	336.1
Other Expenses	198.8	194.4	397.1	401.1

Total Benefits and Expenses	2,432.7	2,432.1	4,773.4	4,924.6

Income from Continuing Operations Before
Income Tax	232.9	189.6	492.8	297.2

Income Tax (Benefit)
Current	78.4	68.5	117.6	92.7
Deferred	1.0	(2.2)	50.3	9.8

Total Income Tax	79.4	66.3	167.9	102.5

Income from Continuing Operations	153.5	123.3	324.9	194.7

Discontinued Operations - Note 3
Income Before Income Tax	—	3.3	17.8	6.7
Income Tax	—	1.4	10.9	2.8

Income from Discontinued Operations	—	1.9	6.9	3.9

Net Income	$153.5	$125.2	$331.8	$198.6

Earnings Per Common Share
Basic
Income from Continuing Operations	$0.44	$0.38	$0.94	$0.63
Net Income	$0.44	$0.39	$0.96	$0.64
Assuming Dilution
Income from Continuing Operations	$0.43	$0.37	$0.93	$0.60
Net Income	$0.43	$0.38	$0.95	$0.61

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2007	2006
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$34.4	$30.1
Common Stock Activity	1.9	4.3

Balance at End of Period	36.3	34.4

Additional Paid-in Capital
Balance at Beginning of Year	2,200.0	1,627.9
Common Stock Activity	301.9	576.4
Cumulative Effect of Accounting Principle Change - Note 2	—	(13.8)

Balance at End of Period	2,501.9	2,190.5

Accumlated Other Comprehensive Income
Balance at Beginning of Year	612.8	1,163.5
Change During Period	(509.1)	(1,111.8)

Balance at End of Period	103.7	51.7

Retained Earnings
Balance at Beginning of Year	4,925.8	4,610.4
Net Income	331.8	198.6
Dividends to Stockholders ($0.15 per share in 2007 and 2006)	(51.2)	(44.5)
Cumulative Effect of Accounting Principle Changes - Note 2	(422.5)	—

Balance at End of Period	4,783.9	4,764.5

Treasury Stock
Balance at Beginning of Year and End of Period	(54.2)	(54.2)

Deferred Compensation
Balance at Beginning of Year	—	(13.8)
Cumulative Effect of Accounting Principle Change - Note 2	—	13.8

Balance at End of Period	—	—

Total Stockholders’ Equity at End of Period	$7,371.6	$6,986.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2007	2006
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$331.8	$198.6
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	(48.6)	(39.8)
Change in Deferred Acquisition Costs	(35.5)	(27.5)
Change in Insurance Reserves and Liabilities	593.7	678.5
Change in Income Tax Liabilities	45.6	5.6
Change in Other Accrued Liabilities	(115.1)	(50.3)
Non-cash Adjustments to Net Investment Income	(184.7)	(184.5)
Net Realized Investment (Gain) Loss	(6.7)	3.3
Depreciation	32.4	34.0
Other, Net	3.8	41.5

Net Cash Provided by Operating Activities	616.7	659.4

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	958.7	1,324.8
Proceeds from Maturities of Available-for-Sale Securities	577.3	741.7
Proceeds from Sales and Maturities of Other Investments	223.3	68.1
Purchase of Available-for-Sale Securities	(2,143.9)	(2,261.5)
Purchase of Other Investments	(225.5)	(293.4)
Net Purchases of Short-term Investments	(104.5)	(27.4)
Disposition of Business	98.8	—
Other, Net	(45.6)	(29.2)

Net Cash Used by Investing Activities	(661.4)	(476.9)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(4.6)	(5.8)
Long-term Debt Repayments	(197.0)	(700.0)
Cost Related to Early Retirement of Debt	(0.8)	(15.6)
Issuance of Common Stock	306.9	577.6
Dividends Paid to Stockholders	(51.2)	(44.5)
Other, Net	(4.0)	(6.6)

Net Cash Provided (Used) by Financing Activities	49.3	(194.9)

Effect of Foreign Exchange Rate Changes on Cash	0.9	0.7

Net Increase (Decrease) in Cash and Bank Deposits	5.5	(11.7)

Cash and Bank Deposits at Beginning of Year	121.3	67.1

Cash and Bank Deposits at End of Period	$126.8	$55.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars)
Net Income	$153.5	$125.2	$331.8	$198.6

Other Comprehensive Loss
Change in Net Unrealized Gain on Securities Before
Reclassification Adjustment (net of tax benefit of $220.5; $106.0; $243.0; $526.3)	(411.7)	(195.2)	(454.9)	(977.7)
Reclassification Adjustment for Net Realized
Investment Gain (net of tax benefit of $0.4; $0.2; $1.1; $1.3)	(0.6)	(0.3)	(1.9)	(2.3)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $24.4; $41.6; $31.9; $79.2)	(45.1)	(77.4)	(58.8)	(147.1)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.2; $0.2; $0.4; $0.2)	15.2	14.8	20.9	15.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax benefit of $(1.3); $ -; $7.7; $ -)	2.2	—	(14.4)	—

Total Other Comprehensive Loss	(440.0)	(258.1)	(509.1)	(1,111.8)

Comprehensive Loss	$(286.5)	$(132.9)	$(177.3)	$(913.2)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

June 30, 2007

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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

June 30, 2007

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 3 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arms-length transaction. Intercompany amounts paid to GENEX for these types of services were $2.3 million for the two month period ended February 28, 2007, and $3.9 million and $7.7 million for the three and six month periods ended June 30, 2006. The estimated future cost of purchases of these services is not significant to our results of operations.

GENEX was accounted for as an asset held for sale at December 31, 2006. The results of GENEX, which were previously reported in the Other segment, are reported as discontinued operations and excluded from segment results for all periods shown.

Selected results for GENEX are as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2006	2007	2006
	(in millions of dollars, except share data)
Total Revenue	$46.3	$47.2	$92.1

Income	$1.9	$6.9	$3.9

Income Per Common Share
Basic	$0.01	$0.02	$0.01
Assuming Dilution	$0.01	$0.02	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 4 - Segment Information

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars)
Unum US
Group Income Protection
Group Long-term Income Protection	$480.7	$489.8	$952.1	$975.1
Group Short-term Income Protection	128.6	133.1	247.3	267.6
Group Life and Accidental Death & Dismemberment
Group Life	277.1	322.5	557.9	642.6
Accidental Death & Dismemberment	32.1	39.0	64.5	77.7
Supplemental and Voluntary
Individual Income Protection - Recently Issued	114.7	111.2	228.4	221.4
Long-term Care	131.6	121.2	260.3	241.8
Voluntary Workplace Benefits	100.9	94.8	200.1	189.2

	1,265.7	1,311.6	2,510.6	2,615.4

Unum UK
Group Long-term Income Protection	194.6	150.4	369.2	297.7
Group Life	43.0	42.0	81.7	78.7
Individual Income Protection	9.4	8.3	18.4	15.7

	247.0	200.7	469.3	392.1

Colonial
Income Protection	140.5	132.8	280.2	262.6
Life	35.3	32.5	70.9	62.5
Cancer and Critical Illness	49.0	44.2	97.1	87.0

	224.8	209.5	448.2	412.1

Individual Income Protection - Closed Block	249.4	264.2	501.7	535.2

Other	(0.2)	1.2	0.9	2.4

Total	$1,986.7	$1,987.2	$3,930.7	$3,957.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 4 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial	Individual Income Protection - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2007

Premium Income	$1,265.7	$247.0	$224.8	$249.4	$(0.2)	$—	$1,986.7
Net Investment Income	286.9	49.9	24.9	203.4	26.9	5.8	597.8
Other Income	34.5	0.3	0.3	25.8	9.1	0.7	70.7

Operating Revenue	$1,587.1	$297.2	$250.0	$478.6	$35.8	$6.5	$2,655.2

Operating Income (Loss)	$92.3	$77.7	$64.9	$42.6	$4.0	$(59.0)	$222.5

Three Months Ended June 30, 2006

Premium Income	$1,311.6	$200.7	$209.5	$264.2	$1.2	$—	$1,987.2
Net Investment Income	258.9	39.9	23.4	214.0	28.4	12.0	576.6
Other Income (Loss)	28.1	(0.1)	0.4	23.9	8.4	3.0	63.7

Operating Revenue	$1,598.6	$240.5	$233.3	$502.1	$38.0	$15.0	$2,627.5

Operating Income (Loss)	$104.5	$56.1	$49.9	$33.2	$5.4	$(53.7)	$195.4

Six Months Ended June 30, 2007

Premium Income	$2,510.6	$469.3	$448.2	$501.7	$0.9	$—	$3,930.7
Net Investment Income	563.8	95.7	49.3	408.0	55.0	15.5	1,187.3
Other Income	69.2	2.0	0.6	51.1	17.3	1.3	141.5

Operating Revenue	$3,143.6	$567.0	$498.1	$960.8	$73.2	$16.8	$5,259.5

Operating Income (Loss)	$234.7	$152.8	$124.5	$65.1	$7.6	$(98.6)	$486.1

Six Months Ended June 30, 2006

Premium Income	$2,615.4	$392.1	$412.1	$535.2	$2.4	$—	$3,957.2
Net Investment Income	516.6	77.9	46.0	416.2	57.1	26.6	1,140.4
Other Income	53.5	—	0.7	50.2	16.7	6.4	127.5

Operating Revenue	$3,185.5	$470.0	$458.8	$1,001.6	$76.2	$33.0	$5,225.1

Operating Income (Loss)	$133.0	$110.5	$96.1	$47.9	$10.2	$(97.2)	$300.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 4 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars)
Operating Revenue by Segment	$2,655.2	$2,627.5	$5,259.5	$5,225.1
Net Realized Investment Gain (Loss)	10.4	(5.8)	6.7	(3.3)

Revenue	$2,665.6	$2,621.7	$5,266.2	$5,221.8

Operating Income by Segment	$222.5	$195.4	$486.1	$300.5
Net Realized Investment Gain (Loss)	10.4	(5.8)	6.7	(3.3)
Income Tax	79.4	66.3	167.9	102.5
Income from Discontinued Operations	—	1.9	6.9	3.9

Net Income	$153.5	$125.2	$331.8	$198.6

Assets by segment are as follows:

	June 30 2007	December 31 2006
	(in millions of dollars)
Unum US	$20,224.3	$20,900.8
Unum UK	4,090.5	3,904.2
Colonial	2,405.3	2,355.0
Individual Income Protection - Closed Block	15,343.4	15,609.5
Other	8,978.6	8,998.8
Corporate	1,029.1	942.0
Discontinued Operations	—	113.0

Total	$52,071.2	$52,823.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended June 30
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$7.9	$8.9	$2.4	$2.2	$0.9	$1.0
Interest Cost	13.6	12.1	2.4	1.9	2.7	2.5
Expected Return on Plan Assets	(14.6)	(10.2)	(3.0)	(3.5)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	4.9	5.6	0.7	0.6	—	—
Prior Service Credit	(0.8)	(0.7)	—	—	(0.9)	(1.0)

Net Periodic Benefit Cost	$11.0	$15.7	$2.5	$1.2	$2.5	$2.4

	Six Months Ended June 30
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$16.2	$17.8	$4.7	$4.4	$1.8	$2.0
Interest Cost	27.1	24.2	4.9	3.8	5.4	5.0
Expected Return on Plan Assets	(29.2)	(20.4)	(6.1)	(5.3)	(0.4)	(0.2)
Amortization of:
Net Actuarial Loss	9.5	11.2	1.4	1.2	—	—
Prior Service Credit	(1.6)	(1.4)	—	—	(1.8)	(2.0)
Curtailment	0.2	—	—	—	—	—

Net Periodic Benefit Cost	$22.2	$31.4	$4.9	$4.1	$5.0	$4.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 5 - Pension and Other Postretirement Benefits - Continued

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2007; however, we elected to make voluntary contributions of $110.0 million during the second quarter of 2007. For our U.K. operation, which maintains a separate defined benefit plan (Scheme), we made required contributions to the Scheme totaling $2.5 million and $5.1 million for the second quarter and first six months of 2007, respectively.

Note 6 - Debt

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agreed to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitled the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which Unum Group paid interest at the initial annual rate of 5.085%, payable quarterly.

The scheduled remarketing of the senior note element of the units issued in May 2004 occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter of 2007 income by $2.4 million before tax, or $1.6 million after tax. In May 2007, we settled the purchase contract element of the units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In the first and second quarters of 2007, we made principal payments of $10.0 million and $2.5 million, respectively, on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings, LLC. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. The costs associated with these debt reductions decreased our second quarter and first six months 2007 income approximately $0.8 million before tax, or $0.6 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars, except share data)
Numerator
Net Income	$153.5	$125.2	$331.8	$198.6

Denominator (000s)
Weighted Average Common Shares - Basic	350,843.8	319,207.3	346,053.6	308,266.8
Dilution for the Purchase Contract Element of the
Adjustable Conversion-Rate Equity Security Units	2,904.8	8,352.3	3,345.9	14,350.7
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,088.8	2,345.4	1,237.0	2,217.1

Weighted Average Common Shares - Assuming Dilution	354,837.4	329,905.0	350,636.5	324,834.6

Net Income Per Common Share
Basic	$0.44	$0.39	$0.96	$0.64
Assuming Dilution	$0.43	$0.38	$0.95	$0.61

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, and nonvested stock awards on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units, the exercise price of the stock options, or the grant price of the nonvested stock awards. The purchase contract element of the units issued in 2004 and 2003 had a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. We settled the purchase contract element of the 2004 and 2003 units in May 2007 and 2006 and issued 17.7 million and 43.3 million shares of common stock, respectively. The outstanding stock options have exercise prices ranging from $12.23 to $58.56, and the nonvested stock awards have grant prices ranging from $19.18 to $27.18.

Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive based on current market prices approximated 6.2 million and 6.4 million shares of common stock for the three and six month periods ended June 30, 2007, and 8.3 million common shares for each of the three and six month periods ended June 30, 2006.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 8 - Income Tax

The cumulative effect of applying the provisions of FIN 48 as of January 1, 2007 resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets. The balance in our liability for unrecognized tax benefits as of January 1, 2007, subsequent to adoption, was $67.4 million. Included in this amount is a liability of approximately $19.2 million that, if recognized, would impact our effective tax rate. We recognize interest expense and penalties related to unrecognized tax benefits in tax expense. The total amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 8 - Income Tax - Continued

accrued interest and penalties as of the date of adoption was $5.5 million. There were no material changes in unrecognized tax benefits during the first and second quarters of 2007.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2002 through 2004. Tax years subsequent to 2004 remain subject to examination by tax authorities in all major jurisdictions.

We believe it is reasonably possible that within the next 12 months a foreign subsidiary’s tax return for tax year 2005 will either be accepted without examination or will be examined and closed, resulting in a reduction in our liability for unrecognized tax benefits of as much as $5.9 million.

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

Claims Handling Matters

Multidistrict Litigation

On September 2, 2003, the Judicial Panel on the Multidistrict Litigation entered an order transferring more than twenty putative class actions and derivative suits, described below, filed in various courts against the Company, several of its subsidiaries, and some of our officers, to the U.S. District Court for the Eastern District of Tennessee for coordinated or consolidated pretrial proceedings. The defendants strongly deny the allegations in each of these actions and will vigorously defend the substantive and procedural aspects of the litigations, except as noted below with respect to settlement discussions.

Shareholder Derivative Actions

On November 22, 2002, the first of five purported shareholder derivative actions was filed in the Tennessee Chancery Court. Between December 27, 2002 and March 11, 2003, four additional purported derivative actions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

On July 30, 2007, we entered into a Stipulation of Settlement with the plaintiffs to resolve the litigation. Under the terms of the settlement, which is subject to, among other things, approval by the court, we have agreed to pay $40.0 million to settle all claims that were or could have been asserted by the class in the action. After the receipt of insurance proceeds, the net cost to us is expected to be $11.6 million before tax and is included in our second quarter and first six months of 2007 operating results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Plan Beneficiary Class Actions

During the first quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) Retirement Plan case, entitled Gee v. UnumProvident Corporation, et al. The settlement agreement, the net cost of which is immaterial, is subject to notice to the proposed settlement class and Court approval following a fairness hearing. A motion seeking preliminary approval of the settlement and notice to the proposed settlement class was submitted to the court on May 31, 2007 and is awaiting action by the court.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements have subsequently agreed to extend the reassessment process until December 31, 2007, and we expect to substantially complete the claim reassessment process by the end of the third quarter of 2007. The examinations have commenced and are expected to be completed by mid-year 2008. We believe that due to the changes we have made to our claims operations to enhance our oversight functions, we expect to meet the performance standards in the agreements when these examinations are concluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

In the third quarter of 2006, we increased our provision for the cost of the reassessment process $325.4 million before tax and $211.5 million after tax based on changes in our emerging experience for the number of decisions being overturned by the reassessment process and the average cost per reassessed claim. The revised third quarter estimate was based on the cost of approximately 55 percent of the projected ultimate total number of claims expected to be reassessed. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time now estimated to complete the process. Our best estimate of $310.4 million for the reopened claims assumed that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed at that time would be similar to the average profile of the 55 percent already reviewed at that time.

Based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim, in the second quarter of 2007 we increased our provision for the estimated cost of the reassessment process $53.0 million before tax and $34.5 million after tax. This charge was within our previously disclosed range of +/- $60.0 million for reasonably possible outcomes relative to our then best estimates. The second quarter charge was comprised of $65.8 million to reflect our higher estimate of future obligations for benefit costs for claims reopened in the reassessment and a release of $12.8 million to reflect our lower estimate for additional incremental direct claim reassessment operating expenses because of our projections for a slightly earlier completion of the reassessment process. We have 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed. We have not yet finalized our claim reassessment on the remaining forms but have performed a financial review and included that information in our analysis of emerging experience. We do not anticipate that we will need to further revise our provision for our claim reassessment costs. Any costs above or below our current accrual are expected to be immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

Since October 2004, we and/or our insurance subsidiaries have received subpoenas or information requests from a Federal Grand Jury in San Diego, the District Attorney for the County of San Diego, and the U.S. Department of Labor, as well as insurance departments and/or other state regulatory or investigatory agencies of at least seven additional states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and/or information requests relate to, among other things, compliance with ERISA relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, as well as compliance with state and federal laws with respect to quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. We will continue to cooperate fully with all investigations.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007. On June 21, 2007, defendants filed a motion to dismiss and for summary judgment on all counts. Briefing on the motion is expected to be completed by July 31, 2007. All further discovery in these actions has been stayed pending the resolution of the motion to dismiss and for summary judgment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

During the first quarter of 2007, we reached an agreement in principle to resolve the claims asserted in the putative derivative action styled Leonard v. UnumProvident Corporation, et al. The proposed settlement is not expected to be material to us and is contingent upon court approval.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2007, and the related consolidated statements of income and comprehensive loss for the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

August 1, 2007

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

As one of the leading providers of employee benefits, we offer a comprehensive portfolio of products and services to meet the diverse needs of the marketplace. We try to achieve a competitive advantage by offering group, individual, and voluntary workplace products that can be offered as stand alone products or that can be combined with other coverages to provide integrated and individualized product solutions for customers. We offer businesses of all sizes competitive benefit plans to protect the incomes and lifestyles of employees and their families in the event of illness, injury, or death. We believe that our benefit programs can help businesses attract and retain quality employees, reduce the cost of absenteeism, and return employees to work after an illness or injury, thereby creating a more satisfied and productive workforce.

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

In commenting on our results for the second quarter and first six months of 2007, we will discuss three major topics: operating performance of our three major business segments, our capital management strategy, and our outstanding legal and regulatory issues, including the claim reassessment process, for which we increased our net accrual of estimated costs by $53.0 million before tax in the second quarter of 2007.

Operating Performance of our Major Business Segments

For the second quarter and first six months of 2007, we reported solid operating results in all of our Unum US segment lines of business and, in general, our results met our expectations. Our primary focus for Unum US during 2007 is continued improvement of our claims management performance in our group income protection line of business, and we are pleased with the progress made during the first half of the year. Our reported group income protection benefit ratio was 105.2 percent for the second quarter of 2007, including the $76.5 million increase to our claim reassessment reserve estimates for group income protection. Excluding this claim reassessment reserve increase, the group income protection benefit ratio was 92.7 percent for the second quarter of 2007, consistent with the goals we established for improved claim operational effectiveness. Our 2007 priorities also include improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines, and our second quarter operating results generally reflect achievement of these priorities. Our second quarter of 2007 supplemental and voluntary product lines operating income improved 14.0 percent relative to the second quarter of last year, and our group life and accidental death and dismemberment product lines improved 15.0 percent. For the first six months, operating income improved 14.2 percent in 2007 over the prior year in our supplemental and voluntary product lines and 13.8 percent in our group life and accidental death and dismemberment product lines. Positive trends for our Unum US group lines of business include favorable pricing trends, renewal profit improvement, and the management of case persistency. For all of our Unum US lines of business, we are aggressively managing our operating expenses and are continuing to make improvements in our operating effectiveness. Sales for Unum US in the second quarter and first six months of 2007 were lower than that of the prior year comparable periods, but our year over year comparison improved in the second quarter of this year relative to the first quarter’s growth rate. We maintained our disciplined pricing and our overall sales mix was generally in line with our target mix. The number of new accounts in the group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, increased over the prior year first six months, which we believe is a clear indication of our strong focus in this segment. We anticipate that our sales growth rate for our group core market segment and our supplemental lines will increase relative to the prior year comparable quarters during the second half of 2007. We attribute our sales expectation, in part, to the benefits we believe will be realized from the improvements in our distribution system.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 27.4 percent for the second quarter of 2007 and 25.4 percent for the first six months of 2007, as measured in Unum UK’s local currency, compared to the comparable periods of 2006. Sales in Unum UK, which were challenging throughout 2006, improved in the second quarter and first six months of 2007 relative to the prior year comparable periods. This improvement was most apparent in the core market segment, which we now define for Unum UK as employee groups with less than 500 lives. Changes in pension legislation created a distraction in the market for employee benefits and negatively impacted sales during 2006. However, other U.K. legislative changes that became effective in October 2006 extended the legal retirement age and made it illegal for employers to discriminate on the basis of age, thereby encouraging the extension of insurance coverage. As a result and as expected, Unum UK sales increased during the first half of 2007 from the 2006 levels, and we expect this trend to continue throughout the remainder of the year. We are focused on increasing market awareness and demand for income protection products in the U.K. market.

Our Colonial segment also had excellent operating results for the second quarter of 2007, with an increase in segment operating income of 30.1 percent compared to the prior year. For the first six months of 2007, Colonial’s segment operating income increased 29.6 percent over the comparable prior year period. Colonial’s sales improved in the second quarter and first half of 2007, with increases of 7.5 percent and 4.2 percent over the same prior year periods. The number of new accounts increased over the prior year first six months, somewhat offset by a smaller than expected average new case size. We anticipate that our sales growth will continue to increase year over year throughout the remainder of 2007, as positive trends are already emerging in our agency sales force recruiting and productivity levels. We are focused on maintaining profitable and sustainable sales growth for this segment.

Capital Management Strategy

Our capital planning objectives are: maintain our risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the National Association of Insurance Commissioners (NAIC) Company Action Level formula, at its current level of approximately 300 percent; maintain our leverage ratio at current levels while exploring the potential benefits of further reductions; maintain holding company liquidity to cover at least one year of fixed charges; and evaluate opportunities for the effective use of holding company liquidity in excess of our target.

The RBC ratio for our traditional U.S. insurance subsidiaries remains consistent with our target level for the combined RBC ratio, and our holding company liquidity meets our planning objectives.

In the first quarter of 2007, we purchased and retired $150.0 million of our adjustable conversion-rate equity security units and made a principal payment of $10.0 million on our senior secured non-recourse notes issued by our wholly-owned subsidiary Tailwind Holdings, LLC (Tailwind Holdings). In the second quarter of 2007, we redeemed $34.5 million of our 6.85% senior debentures and made an additional principal payment of $2.5 million on the notes issued by Tailwind Holdings. Our debt to total capital ratio was 25.6 percent at the end of the second quarter of 2007, compared to 28.8 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to deferred acquisition costs and income taxes.

The debt to total capital ratio, when calculated excluding the debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the year, was 24.8 percent at the end of the second quarter of 2007, compared to 26.2 percent at the beginning of 2007.

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on how we can more effectively manage the capital supporting this business. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are analyzing the feasibility of a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to put in place a more efficient capital structure for our business, thereby increasing the overall financial flexibility and strength of our Company.

Outstanding Legal and Regulatory Issues

During the first half of 2007, we continued to make progress in resolving some of our outstanding legal and regulatory issues as described in Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. We executed a settlement agreement resolving the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters discussed in our litigation footnote. The settlement agreement has been finalized but is subject to further court approval. The entire cost of the settlement will be covered by insurance proceeds.

During the first quarter of 2007, we received a favorable ruling dismissing all counts except the ERISA counts in the case entitled In re Insurance Brokerage Antitrust Litigation. The plaintiffs subsequently amended their complaint, and defendants filed a motion to dismiss and for summary judgment on all counts. In the meantime, discovery in the case remains stayed. In a separate matter related to broker compensation issues, we reached an agreement in principle to resolve the putative derivative action in Leonard v. UnumProvident Corporation, et. al. which asserts claims against us and various members of our board of directors. The proposed settlement amount is not expected to be material to us and is contingent upon court approval.

In addition, we have recently executed an agreement, subject to court approval, to settle all claims in the case entitled In re UnumProvident Corp. Securities Litigation. The amount of the settlement is $40.0 million, of which $28.4 million is expected to be covered by insurance proceeds. The net expense of $11.6 million is included in our second quarter of 2007 operating results.

We believe that we removed substantial regulatory uncertainty surrounding our claims practices through the regulatory settlement agreements entered into during 2004 and 2005 and continue to focus significant resources on meeting the requirements of these agreements. We meet periodically with regulators and maintain an ongoing dialogue with them to communicate the progress we are making. Additionally, we routinely engage in discussions related to other issues which could impact any of our companies. We believe the revision of our claim reassessment reserve in the second quarter of 2007 demonstrates our commitment to comply fully with our regulatory settlement agreements.

We have completed the mailing of all of the required claim reassessment notices. Individuals who want their claim reviewed have the opportunity to request a claim reassessment information form and have 60 days to complete and return the form to us once it is received. Less than one percent of the individuals have unexpired time remaining to complete and return the necessary claim reassessment information forms. Therefore, we have 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed. We have not yet finalized our claim reassessment on the remaining forms but have performed a financial review and included that information in our analysis of emerging experience.

Based on the changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim, in the second quarter of 2007, we increased our provision for the cost of the reassessment process $53.0 million before tax and $34.5 million after tax. This charge was within our previously disclosed range of +/- $60.0 million for reasonably possible outcomes relative to our then best estimates. We do not anticipate that we will need to further revise our provision for our claim reassessment costs. We expect to substantially complete our claim reassessment process by the end of the third quarter of 2007, and we anticipate that the regulatory examination of the claim reassessment process will be completed by mid-year 2008.

Additional information regarding the second quarter revision to our estimate is as follows:

1.	For the second quarter of 2007, the overturn rate averaged 48 percent and was 45 percent for the first six months of 2007.

2.	The average overturn rate was 40 percent at June 2007 from inception to date, compared to 37 percent at December 2006. We estimate that the average overturn rate at completion of the reassessment process will be slightly higher than the assumptions we used for our third quarter 2006 revision.

3.	The average incurred cost per reassessed claim during the first six months of 2007 is above the assumption we used for our third quarter 2006 revision.

4.	Our assumption concerning the total number of claims projected to be reassessed remains at approximately 23,000, with slightly more claims for group long-term income protection and fewer for individual income protection.

5.	We increased our previous estimate for benefit costs for claims reopened for our Unum US group long-term income protection product line $76.5 million. The revision related to the increase during the second quarter of 2007 in the overturn rate and the average cost, as well as a slightly higher number of claims.

6.	We decreased our previous estimate for benefit costs for claims reopened for our Individual Income Protection – Closed Block segment $10.7 million. Although the experience relative to our assumptions for the overturn rate was slightly higher, experience now indicates that the total number of claims for this segment will be less than our previous assumptions.

7.	We decreased our previous estimate for the additional incremental direct claim reassessment operating expenses $12.8 million due to our projections for an earlier completion of the reassessment process. We released $10.3 million for Unum US group long-term income protection and $2.5 million for our Individual Income Protection – Closed Block segment.

8.	These adjustments to our claim reassessment costs decreased before-tax operating earnings for our Unum US group income protection line of business $66.2 million and increased before-tax operating earnings for our Individual Income Protection – Closed Block segment $13.2 million.

Although unexpected unfavorable or favorable experience relative to our revised assumptions could result in actual claim reassessment costs above or below our current accrual, the effect on our financial position or results of operations is expected to be immaterial. See Item 7 of our annual report on Form 10-K for the year ended December 31, 2006 for a complete discussion of these settlement agreements.

First Six Months 2007 Significant Transactions and Events

Financing

The scheduled remarketing of the senior note element of the 2004 adjustable conversion-rate equity units (units) occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased first quarter of 2007 income by $2.4 million before tax, or $1.6 million after tax. In May 2007, we settled the purchase contract element of the 2004 units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In the first and second quarters of 2007, we made principal payments of $10.0 million and $2.5 million, respectively, on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. The costs associated with these debt reductions decreased our second quarter and first six months 2007 income approximately $0.8 million before tax, or $0.6 million after tax.

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

Income Tax

The income tax rate in the U.K. is expected to be reduced from 30 percent to 28 percent in April 2008. In accordance with U.S. generally accepted accounting principles (GAAP), we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. The date of enactment of the U.K. rate change is expected to occur during the third quarter of 2007. Therefore, we expect to record a reduction to our income tax expense in the third quarter of 2007 to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations. We are currently evaluating the effect of this rate change on our financial statements but have not yet completed our analysis.

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

Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our then current estimate of future obligations for benefit costs for claims reopened in the reassessment. The first quarter charge decreased 2006 before-tax operating results for our Unum US group income protection line of business $72.8 million and our Individual Income Protection – Closed Block segment $13.2 million.

Financing

The scheduled remarketing of the senior note element of our 2003 units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. The associated write-off of deferred debt costs decreased 2006 income by $5.3 million before tax, or $3.4 million after tax. In May 2006, we settled the purchase contract element of the 2003 units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements.

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, DAC, valuation of fixed maturity investment securities, and income taxes. There have been no significant changes in our critical accounting estimates during the first six months of 2007, other than those resulting from the January 1, 2007 adoption of SOP 05-1 and FIN 48, which were disclosed in our “Critical Accounting Estimates” in our 2006 Form 10-K and are also discussed in Notes 2 and 8 of the “Notes to Consolidated Financial Statements” included herein in Item 1.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Revenue
Premium Income	$1,986.7	—%	$1,987.2	$3,930.7	(0.7)%	$3,957.2
Net Investment Income	597.8	3.7	576.6	1,187.3	4.1	1,140.4
Net Realized Investment Gain (Loss)	10.4	N.M.	(5.8)	6.7	N.M.	(3.3)
Other Income	70.7	11.0	63.7	141.5	11.0	127.5

Total	2,665.6	1.7	2,621.7	5,266.2	0.9	5,221.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,816.9	0.5	1,807.9	3,546.2	(3.5)	3,675.4
Commissions	208.3	2.3	203.7	421.3	1.6	414.6
Interest and Debt Expense	44.5	(8.6)	48.7	90.4	(11.2)	101.8
Cost Related to Early Retirement of Debt	0.8	(95.5)	17.8	3.2	(86.1)	23.1
Deferral of Acquisition Costs	(136.3)	5.3	(129.4)	(274.4)	3.4	(265.3)
Amortization of Deferred Acquisition Costs	122.3	3.6	118.0	238.9	0.5	237.8
Compensation Expense	177.4	3.7	171.0	350.7	4.3	336.1
Other Expenses	198.8	2.3	194.4	397.1	(1.0)	401.1

Total	2,432.7	—	2,432.1	4,773.4	(3.1)	4,924.6

Income from Continuing Operations Before Income Tax	232.9	22.8	189.6	492.8	65.8	297.2
Income Tax	79.4	19.8	66.3	167.9	63.8	102.5

Income from Continuing Operations	153.5	24.5	123.3	324.9	66.9	194.7

Income from Discontinued Operations	—	(100.0)	1.9	6.9	76.9	3.9

Net Income	$153.5	22.6	$125.2	$331.8	67.1	$198.6

N.M. = not a meaningful percentage

In describing our results, we may at times note certain items and exclude the impact of these items on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur. The second quarter of 2007 and first quarter of 2006 revisions to our estimate of benefit costs and associated operating expenses for claims reopened in our claim reassessment process affect the comparability of the financial results reported herein and, only where noted, are excluded from certain of our financial ratios and metrics.

Consolidated premium income was marginally lower in the second quarter and first six months of 2007 relative to the same prior year periods, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. This pricing discipline and business mix strategy resulted in decreases in premium income of 2.2 percent and 3.5 percent for our Unum US group income protection and 14.5 percent and 13.6 percent for our Unum US group life and accidental death and dismemberment lines of business relative to the second quarter and first six months of 2006, respectively. We reported increases in the second quarter and first six months of 2007 in premium income of 13.2 percent and 8.7 percent for Unum UK, as measured in local currency. We also reported increases of 7.3 percent and 8.8 percent for Colonial and 6.1 percent and 5.6 percent for Unum US supplemental and voluntary lines of business as we continue to focus on sales growth in these lines of business. Premium income in the Individual Income Protection – Closed Block segment decreased in the second quarter and first six months of 2007 relative to the same prior year periods due primarily to the expected decline in this block of closed business.

Net investment income was higher in the second quarter and first six months of 2007 than the second quarter and first six months of 2006 due primarily to the growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. Although we expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield, our investment income is expected to increase due to the continued growth in invested assets. Although the fair value at which we report our fixed maturity securities in our consolidated balance sheets declined during the first six months of 2007, due primarily to the increase in interest rates, our amortized cost of fixed maturity securities increased over $900 million during the first six months of the 2007, reflecting new purchase activity.

Our net realized investment gains from sales and write-downs were $0.7 million and $0.4 million in the second quarter and first six months of 2007, compared to net realized gains of $1.1 million and $4.2 million in the same periods of 2006. Changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in net realized gains of $9.7 million and $6.3 million in the second quarter and first six months of 2007 compared to net realized losses of $6.9 million and $7.5 million for the prior year periods. We actively manage our credit risk and expect our gains and losses for the remainder of 2007 to be relatively consistent with the level of 2006. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 91.5 percent and 90.2 percent for the second quarter and first six months of 2007 compared to 91.0 percent and 92.9 percent for the same periods of 2006. Our reported benefits and change in reserves for future benefits for the second quarter and the first six months of 2007 and the first six months of 2006 include $65.8 million and $86.0 million, respectively, related to revisions to our estimate of benefit costs for claims reopened in our claim reassessment process. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 88.1 percent and 88.5 percent for the second quarter and the first six months of 2007, respectively, and 90.7 percent for the first six months of 2006. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is lower relative to the second quarter and first six months of 2006 due to the reduction in our outstanding debt.

Commission and expense ratios, excluding the second quarter of 2007 decrease in the claim reassessment related incremental direct operating expense estimate, increased in comparison to the second quarter and first six months of 2006 due primarily to the decrease in premium income, the previously mentioned litigation settlement expense, and additional expenses associated with the development of new product offerings in our core lines of business. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Consolidated Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Unum US
Fully Insured Products	$160.2	(1.1)%	$161.9	$295.1	(9.6)%	$326.6
Administrative Services Only (ASO) Products	2.4	—	2.4	3.1	(16.2)	3.7

Total Unum US	162.6	(1.0)	164.3	298.2	(9.7)	330.3

Unum UK	27.8	39.0	20.0	48.6	53.3	31.7

Colonial	78.6	7.5	73.1	146.2	4.2	140.3

Individual Income Protection - Closed Block	0.7	(30.0)	1.0	1.6	(33.3)	2.4

Consolidated	$269.7	4.4	$258.4	$494.6	(2.0)	$504.7

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating Revenue by Segment	$2,655.2	$2,627.5	$5,259.5	$5,225.1
Net Realized Investment Gain (Loss)	10.4	(5.8)	6.7	(3.3)

Revenue	$2,665.6	$2,621.7	$5,266.2	$5,221.8

Operating Income by Segment	$222.5	$195.4	$486.1	$300.5
Net Realized Investment Gain (Loss)	10.4	(5.8)	6.7	(3.3)
Income Tax	79.4	66.3	167.9	102.5
Income from Discontinued Operations	—	1.9	6.9	3.9

Net Income	$153.5	$125.2	$331.8	$198.6

As previously noted, included in operating income by segment are before-tax charges of $53.0 million in the second quarter and first six months of 2007 and $86.0 million in the first six months of 2006 related to revisions to our regulatory claim reassessment reserve estimates. These charges lowered net income $34.5 million in 2007 and $55.9 million in 2006 for the applicable periods.

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

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$1,265.7	(3.5)%	$1,311.6	$2,510.6	(4.0)%	$2,615.4
Net Investment Income	286.9	10.8	258.9	563.8	9.1	516.6
Other Income	34.5	22.8	28.1	69.2	29.3	53.5

Total	1,587.1	(0.7)	1,598.6	3,143.6	(1.3)	3,185.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,138.6	2.2	1,114.1	2,184.6	(4.4)	2,285.2
Commissions	123.6	(0.5)	124.2	253.1	(2.1)	258.6
Deferral of Acquisition Costs	(73.3)	(2.0)	(74.8)	(149.8)	(4.2)	(156.4)
Amortization of Deferred Acquisition Costs	71.2	(8.6)	77.9	137.6	(12.3)	156.9
Other Expenses	234.7	(7.1)	252.7	483.4	(4.9)	508.2

Total	1,494.8	—	1,494.1	2,908.9	(4.7)	3,052.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$92.3	(11.7)	$104.5	$234.7	76.5	$133.0

As previously discussed, included in operating income for Unum US are before-tax charges of $66.2 million in the second quarter and first six months of 2007 and $72.8 million in the first six months of 2006 related to revisions to our regulatory claim reassessment reserve estimates.

Unum US Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Fully Insured Products
Group Long-term Income Protection	$53.0	4.1%	$50.9	$78.5	(16.5)%	$94.0
Group Short-term Income Protection	16.2	(13.8)	18.8	31.4	1.9	30.8
Group Life	35.3	(18.9)	43.5	55.4	(27.8)	76.7
Accidental Death & Dismemberment	3.2	3.2	3.1	5.2	(11.9)	5.9
Individual Income Protection - Recently Issued	14.5	15.1	12.6	29.0	16.5	24.9
Group Long-term Care	7.1	61.4	4.4	13.2	59.0	8.3
Individual Long-term Care	2.3	(17.9)	2.8	4.4	(20.0)	5.5
Voluntary Workplace Benefits	28.6	10.9	25.8	78.0	(3.1)	80.5

Total Fully Insured Products	160.2	(1.1)	161.9	295.1	(9.6)	326.6

Administrative Services Only (ASO) Products	2.4	—	2.4	3.1	(16.2)	3.7

Total Sales	$162.6	(1.0)	$164.3	$298.2	(9.7)	$330.3

Sales for Unum US in the second quarter and first six months of 2007 were lower than that of the prior year periods, but our year over year comparison improved in the second quarter of this year. We maintained our disciplined pricing and our overall sales mix was generally in line with our target mix. In the second quarter and first six months of 2007, we had a sales mix in our group product lines of approximately 56 percent core market and 44 percent large case market, generally in line with our targeted 60 percent core/40 percent large case market distribution mix. Although sales on an annualized premium basis declined year over year in our group core market segment, the number of new accounts in this segment increased over the prior year first six months.

Sales for our individual income protection line of business increased over the prior year second quarter and first six months. We continue to focus on the multi-life individual income protection business, with approximately 93.4 percent and 93.0 percent of total second quarter and first six months of 2007 sales for this line of business occurring in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Our voluntary workplace benefits sales increased in the second quarter of 2007 relative to the prior year second quarter, consistent with our focus on sales growth in our voluntary product lines.

We anticipate that sales for our group core market segment and our supplemental lines will increase during the remainder of 2007 relative to the prior year. Because our focus for our 2007 renewal program is aimed primarily at improving the profitability of our large case group business, we expect sales and persistency for the large case market segment to decline during 2007.

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

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies. The rate adjustment brings the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increases has begun to emerge and is expected to continue to do so during the latter half of 2007.

Unum US Group Income Protection Operating Results

Shown below are financial results and key performance indicators for Unum US group income protection.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$480.7	(1.9)%	$489.8	$952.1	(2.4)%	$975.1
Group Short-term Income Protection	128.6	(3.4)	133.1	247.3	(7.6)	267.6

Total Premium Income	609.3	(2.2)	622.9	1,199.4	(3.5)	1,242.7
Net Investment Income	165.5	9.9	150.6	320.8	5.6	303.9
Other Income	24.6	14.4	21.5	49.3	20.2	41.0

Total	799.4	0.6	795.0	1,569.5	(1.1)	1,587.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	641.2	8.3	592.1	1,192.3	(5.1)	1,256.5
Commissions	41.5	(5.9)	44.1	86.9	(4.2)	90.7
Deferral of Acquisition Costs	(15.0)	(1.3)	(15.2)	(30.5)	(7.6)	(33.0)
Amortization of Deferred Acquisition Costs	16.6	(23.9)	21.8	33.2	(24.2)	43.8
Other Expenses	130.5	(8.0)	141.8	274.3	(5.7)	290.8

Total	814.8	3.8	784.6	1,556.2	(5.6)	1,648.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(15.4)	(248.1)	$10.4	$13.3	121.7	$(61.2)

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	105.2%		95.1%	99.4%		101.1%
Other Expense Ratio (2)	21.4%		22.8%	22.9%		23.4%
Before-tax Operating Income (Loss) Ratio (3)	(2.5)%		1.7%	1.1%		(4.9)%

Premium Persistency:
Group Long-term Income Protection				83.9%		86.5%
Group Short-term Income Protection				74.9%		83.0%

Case Persistency:
Group Long-term Income Protection				87.7%		87.1%
Group Short-term Income Protection				86.6%		85.6%

(1)	Included in this ratio is the second quarter of 2007 $76.5 million increase in our claim reassessment reserve estimate. Excluding this revision, the benefit ratio for the three and six months ended June 30, 2007 would have been 92.7% and 93.0%, respectively.

Included in this ratio is the first quarter of 2006 $72.8 million increase in our claim reassessment reserve estimate. Excluding this revision, the benefit ratio for the six months ended June 30, 2006 would have been 95.3%.

(2)	Included in this ratio is the second quarter of 2007 $10.3 million decrease in our claim reassessment incremental direct operating expense estimate. Excluding this revision, the other expense ratio for the three and six months ended June 30, 2007 would have been 23.1% and 23.7%, respectively.

(3)	Included in this ratio is the second quarter of 2007 $66.2 million net increase in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the three and six months ended June 30, 2007 would have been 8.3% and 6.6%, respectively.

Included in this ratio is the first quarter of 2006 $72.8 million increase in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the six months ended June 30, 2006 would have been 0.9%.

Premium income for group income protection decreased in the second quarter and first six months of 2007 relative to the prior year, as expected, due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations given our business mix strategy. Net investment income increased in the second quarter and first six months of 2007 in comparison to the same prior year periods due to the growth in the level of assets supporting these lines of business and an increase in bond call premiums, partially offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $15.7 million and $31.7 million for the second quarter and first six months of 2007, respectively, and $15.7 million and $31.2 million for the second quarter and first six months of 2006.

Excluding the revisions to our estimate for claim reassessment costs, the benefit ratios for the second quarter and first six months of 2007 were lower than the benefit ratios for the comparable periods of 2006 due primarily to lower paid claims in both group long-term and short-term income protection and a higher rate of claim recoveries relative to the second quarter and first six months of 2006.

Our claim operational effectiveness continues to improve as a result of our organizational and process changes. While additional performance improvement is expected to occur during 2007, the operational improvement we have projected may occur at a slower rate, and we may incur higher than anticipated claim costs.

The net decrease in the amortization of DAC is due primarily to the decrease in the level of DAC for these lines of business resulting from the adoption of the new accounting policy related to DAC on internal replacements, offset somewhat by higher amortization resulting from the shorter amortization period for DAC. The other expense ratio, excluding the second quarter of 2007 decrease in our claim reassessment incremental operating expense estimate, increased slightly in the second quarter and first six months of 2007 compared to the same prior year periods due to the decline in premium income. We continue to aggressively manage expenses against this expected revenue decline.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Life	$277.1	(14.1)%	$322.5	$557.9	(13.2)%	$642.6
Accidental Death & Dismemberment	32.1	(17.7)	39.0	64.5	(17.0)	77.7

Total Premium Income	309.2	(14.5)	361.5	622.4	(13.6)	720.3
Net Investment Income	35.1	(0.3)	35.2	69.5	(1.1)	70.3
Other Income (Loss)	0.6	N.M.	(0.1)	1.2	N.M.	(0.1)

Total	344.9	(13.0)	396.6	693.1	(12.3)	790.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	229.6	(16.8)	276.0	465.0	(15.6)	550.8
Commissions	22.5	(2.6)	23.1	45.1	(2.2)	46.1
Deferral of Acquisition Costs	(8.5)	(14.1)	(9.9)	(17.6)	(10.7)	(19.7)
Amortization of Deferred Acquisition Costs	9.9	(39.3)	16.3	19.2	(41.3)	32.7
Other Expenses	39.9	(13.8)	46.3	80.5	(12.4)	91.9

Total	293.4	(16.6)	351.8	592.2	(15.6)	701.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$51.5	15.0	$44.8	$100.9	13.8	$88.7

Operating Ratios (% of Premium Income):
Benefit Ratio	74.3%		76.3%	74.7%		76.5%
Other Expense Ratio	12.9%		12.8%	12.9%		12.8%
Before-tax Operating Income Ratio	16.7%		12.4%	16.2%		12.3%

Premium Persistency:
Group Life				78.3%		79.9%
Accidental Death & Dismemberment				79.7%		80.2%

Case Persistency:
Group Life				86.5%		86.5%
Accidental Death & Dismemberment				87.0%		86.7%

N.M. = not a meaningful percentage

As expected and generally consistent with group income protection, premium income in group life decreased in the second quarter and first six months of 2007 relative to the same prior year periods due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations. The decrease in net investment income relative to the prior year second quarter and first six months resulted primarily from a decline in the level of assets supporting these lines of business.

The benefit ratio decreased in the second quarter and first six months of 2007 due primarily to a lower submitted and paid claim incidence rate for group life, offset partially by higher paid claim incidence rates for the accidental death and dismemberment line of business.

Similar to our group income protection products, amortization of DAC is lower this year relative to last year due to the adoption of SOP 05-1. Other expenses decreased in the second quarter and first six months of 2007 relative to the same prior year periods, enabling the other expense ratio to remain stable against the expected decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$114.7	3.1%	$111.2	$228.4	3.2%	$221.4
Long-term Care	131.6	8.6	121.2	260.3	7.7	241.8
Voluntary Workplace Benefits	100.9	6.4	94.8	200.1	5.8	189.2

Total Premium Income	347.2	6.1	327.2	688.8	5.6	652.4
Net Investment Income	86.3	18.1	73.1	173.5	21.8	142.4
Other Income	9.3	38.8	6.7	18.7	48.4	12.6

Total	442.8	8.8	407.0	881.0	9.1	807.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	267.8	8.9	246.0	527.3	10.3	477.9
Commissions	59.6	4.6	57.0	121.1	(0.6)	121.8
Deferral of Acquisition Costs	(49.8)	0.2	(49.7)	(101.7)	(1.9)	(103.7)
Amortization of Deferred Acquisition Costs	44.7	12.3	39.8	85.2	6.0	80.4
Other Expenses	64.3	(0.5)	64.6	128.6	2.5	125.5

Total	386.6	8.1	357.7	760.5	8.3	701.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.2	14.0	$49.3	$120.5	14.2	$105.5

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Income Protection - Recently Issued	58.0%		57.5%	57.6%		56.5%
Long-term Care	107.9%		100.7%	106.3%		96.9%
Voluntary Workplace Benefits	58.8%		63.3%	59.5%		62.6%
Other Expense Ratio	18.5%		19.7%	18.7%		19.2%
Before-tax Operating Income Ratio	16.2%		15.1%	17.5%		16.2%

Interest Adjusted Loss Ratios:
Individual Income Protection - Recently Issued	42.6%		43.4%	42.3%		42.6%
Long-term Care	79.1%		74.7%	77.8%		71.7%

Premium Persistency:
Individual Income Protection - Recently Issued				90.8%		90.4%
Long-term Care				95.0%		95.5%
Voluntary Workplace Benefits				78.1%		80.6%

The increase in premium income for the second quarter and first six months of 2007 relative to the prior year second quarter and first six months is due to sales growth and overall stable persistency, although premium persistency for certain of the product lines declined compared to the prior year. Net investment income increased relative to the prior year second quarter and first six months primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual income protection – recently issued business decreased slightly in the second quarter and first six months of 2007 relative to the same prior year periods due primarily to a decrease in the submitted claim incidence rate as well as an increase in the claim recovery rate. The interest adjusted loss ratio for long-term care was higher in the second quarter and first six months of 2007 than in the same prior year periods due primarily to an increase in the submitted claim incidence rate and a decrease in the claim recovery and mortality rates. The benefit ratio for voluntary workplace benefits decreased in comparison to the second quarter and first six months of 2006 due primarily to a lower rate of paid claim incidence.

The amortization of deferred acquisition costs increased in the second quarter of 2007 relative to the prior year period due to the acceleration of amortization for certain of the product lines with lower than anticipated persistency. Other expenses for the second quarter of 2007 were generally flat in comparison to the second quarter of 2006. For the first six months of 2007, other expenses increased in comparison to the first six months of 2006, driven primarily by growth in the long-term care and voluntary workplace benefits lines of business. However, the other expense ratio for the supplemental and voluntary lines of business overall decreased relative to the second quarter and first six months of 2006 due to the growth in premium income.

Segment Outlook

Our primary focus for the remainder of 2007 is continued improvement of our claims management performance in our group income protection line of business. We expect our overall benefit ratio for group income protection to gradually improve to the 90 to 92 percent range by the end of 2007, excluding the second quarter of 2007 impact from the revision to our claim reassessment reserve. We will also focus on improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines.

We intend to continue to invest in technology and new product solutions to meet the changing needs and opportunities in our markets. We have developed a new product offering and administrative platform, Simply Unum, to better meet the needs of our group core market segment and our voluntary market. The initial market rollout will begin during the third quarter of 2007 in selected sales offices. Simply Unum is a long-term strategy and will continue to adapt to the needs of our marketplace in multiple phases over the next several years.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$194.6	29.4%	$150.4	$369.2	24.0%	$297.7
Group Life	43.0	2.4	42.0	81.7	3.8	78.7
Individual Income Protection	9.4	13.3	8.3	18.4	17.2	15.7

Total Premium Income	247.0	23.1	200.7	469.3	19.7	392.1
Net Investment Income	49.9	25.1	39.9	95.7	22.8	77.9
Other Income (Loss)	0.3	N.M.	(0.1)	2.0	N.M.	—

Total	297.2	23.6	240.5	567.0	20.6	470.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	153.6	11.5	137.8	289.4	8.4	266.9
Commissions	17.9	59.8	11.2	33.3	44.2	23.1
Deferral of Acquisition Costs	(10.4)	15.6	(9.0)	(19.7)	14.5	(17.2)
Amortization of Deferred Acquisition Costs	12.3	115.8	5.7	24.2	120.0	11.0
Other Expenses	46.1	19.1	38.7	87.0	14.9	75.7

Total	219.5	19.0	184.4	414.2	15.2	359.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$77.7	38.5	$56.1	$152.8	38.3	$110.5

Operating Ratios (% of Premium Income):
Benefit Ratio	62.2%		68.7%	61.7%		68.1%
Other Expense Ratio	18.7%		19.3%	18.5%		19.3%
Before-tax Operating Income Ratio	31.5%		28.0%	32.6%		28.2%

Premium Persistency:
Group Long-term Income Protection				88.3%		89.5%
Group Life				71.1%		74.3%
Individual Income Protection				88.3%		87.8%

N.M. = not a meaningful percentage

Foreign Currency Translation

The functional currency of Unum UK is the British pound. Unum UK’s premiums, net investment income, claims, and expenses are received or paid in pounds, and we hold pound-denominated assets to support Unum UK’s pound-denominated policy reserves and liabilities. We translate Unum UK’s pound-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

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

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	£98.0	19.1%	£82.3	£187.3	12.6%	£166.3
Group Life	21.6	(6.5)	23.1	41.4	(5.9)	44.0
Individual Income Protection	4.8	6.7	4.5	9.4	6.8	8.8

Total Premium Income	124.4	13.2	109.9	238.1	8.7	219.1
Net Investment Income	25.1	15.1	21.8	48.5	11.5	43.5
Other Income (Loss)	0.1	200.0	(0.1)	1.0	N.M.	(0.1)

Total	149.6	13.7	131.6	287.6	9.6	262.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	77.3	2.7	75.3	146.8	(1.5)	149.0
Commissions	9.0	47.5	6.1	16.9	31.0	12.9
Deferral of Acquisition Costs	(5.2)	6.1	(4.9)	(10.0)	4.2	(9.6)
Amortization of Deferred Acquisition Costs	6.2	93.8	3.2	12.3	98.4	6.2
Other Expenses	23.2	9.4	21.2	44.1	4.5	42.2

Total	110.5	9.5	100.9	210.1	4.7	200.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£39.1	27.4	£30.7	£77.5	25.4	£61.8

Weighted Average Pound/Dollar Exchange Rate	1.987		1.827	1.972		1.788

N.M. = not a meaningful percentage

Premium income increased 13.2 percent and 8.7 percent in the second quarter and first six months of 2007 relative to the second quarter and first six months of 2006 due primarily to sales increases, partially offset by a decline in persistency for the group long-term income protection and group life product lines. Net investment income increased in the second quarter and first six months of 2007 relative to the same prior year periods due to continued growth in the business and the assets supporting the lines of business and also due to the positive performance of the investment portfolio’s index-linked bonds.

The lower benefit ratio in the second quarter and first six months of 2007 in comparison to the second quarter and first six months of 2006 was attributable to lower claim incidence for both group long-term income protection and group life, partially offset by lower claim recoveries for group long-term income protection.

Commissions increased in the second quarter and first six months of 2007 relative to the same prior year periods due to the increased level of sales in the group long-term income protection line of business.

Amortization of DAC increased in the second quarter and first six months of 2007 due to the shorter amortization period for DAC resulting from the adoption of SOP 05-1. The amount of the cumulative effect adjustment decreased the 2007 opening balance of Unum UK DAC approximately £45.1 million, or $88.3 million, which results in decreased amortization because of the lower deferred asset level. However, the timing of policy renewals occurring during 2007 results in increased amortization, causing an overall net increase in expense for the second quarter and first six months of 2007. The other expense ratio decreased in the second quarter and first six months of 2007 compared to the same prior year periods due to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Group Long-term Income Protection	$22.2	57.4%	$14.1	$38.5	80.8%	$21.3
Group Life	4.0	(13.0)	4.6	6.8	(11.7)	7.7
Individual Income Protection	1.6	23.1	1.3	3.3	22.2	2.7

Total Sales	$27.8	39.0	$20.0	$48.6	53.3	$31.7

Total Sales (in millions of pounds)	£14.0	28.4	£10.9	£24.6	39.8	£17.6

Sales in Unum UK increased in the second quarter and first six months of 2007 relative to the second quarter and first six months of 2006. Sales in the core market segment, which for Unum UK equals employee groups with less than 500 lives, were particularly high relative to the prior year. Sales in the U.K. market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. We anticipate that sales will continue to improve throughout 2007.

Segment Outlook

During the remainder of 2007, we intend to focus on maintaining our strong leadership position in the U.K. We anticipate that high levels of profitability will continue, but with margins likely to return to below 30 percent in the medium term. We also expect slower growth in operating income as the acquisition related growth of the last several years subsides.

We plan to explore additional market opportunities to expand our growth in both the group and individual markets through new distribution channels and new product offerings. We believe that there is significant opportunity to expand the U.K. market for the products and services we offer. We also intend to invest in process solutions to meet our customers’ needs and increase our operating efficiency.

Colonial Segment

The Colonial segment includes insurance for income protection products, life products, and cancer and critical illness products issued by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for Colonial.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Income Protection	$140.5	5.8%	$132.8	$280.2	6.7%	$262.6
Life	35.3	8.6	32.5	70.9	13.4	62.5
Cancer and Critical Illness	49.0	10.9	44.2	97.1	11.6	87.0

Total Premium Income	224.8	7.3	209.5	448.2	8.8	412.1
Net Investment Income	24.9	6.4	23.4	49.3	7.2	46.0
Other Income	0.3	(25.0)	0.4	0.6	(14.3)	0.7

Total	250.0	7.2	233.3	498.1	8.6	458.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	106.0	(4.0)	110.4	216.0	—	215.9
Commissions	49.7	1.2	49.1	99.1	6.8	92.8
Deferral of Acquisition Costs	(52.6)	15.4	(45.6)	(104.9)	14.4	(91.7)
Amortization of Deferred Acquisition Costs	38.8	12.8	34.4	77.1	10.3	69.9
Other Expenses	43.2	23.1	35.1	86.3	13.9	75.8

Total	185.1	0.9	183.4	373.6	3.0	362.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$64.9	30.1	$49.9	$124.5	29.6	$96.1

Operating Ratios (% of Premium Income):
Benefit Ratio	47.2%		52.7%	48.2%		52.4%
Other Expense Ratio	19.2%		16.8%	19.3%		18.4%
Before-tax Operating Income Ratio	28.9%		23.8%	27.8%		23.3%

Premium Persistency:
Income Protection				75.9%		74.7%
Life				82.8%		84.8%
Cancer and Critical Illness				83.6%		82.1%

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas. Net investment income increased in the second quarter and first six months of 2007 in comparison to the same prior year periods due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in the second quarter and first six months of 2007 in comparison to the second quarter and first six months of 2006 due primarily to favorable risk experience in the income protection and life lines of business. The improvement in the income protection lines of business resulted from the continued favorable experience related to several new products introduced in 2004. In addition, individual short-term income protection claim incidence and average claim duration decreased in the second quarter and first six months of 2007 compared to the same prior year periods, while the average claim payment was higher in the second quarter and first six months of 2007 relative to the same prior year periods. For accident products, which are included in the income protection line of business, the claim incidence rate and average claim payment both decreased in the second quarter and first six months of 2007 relative to the second quarter and first six months of 2006. The life line of business reported a decrease in incurred claims for the second quarter and the first six months of 2007. In the cancer product line, the benefit ratio increased slightly in the second quarter of 2007 relative to the prior year second quarter primarily due to a slight increase in paid claims.

Although we continue to focus on expense management, the other expense ratio for the second quarter and first six months of 2007 increased in comparison to the same prior year periods due primarily to our investment in the development of additional product offerings and to one-time adjustments to commissions and operating expenses that occurred in the second quarter of 2006 that increased commissions and reduced other expenses.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Income Protection	$49.5	6.9%	$46.3	$92.3	4.5%	$88.3
Life	15.5	4.0	14.9	29.8	2.1	29.2
Cancer and Critical Illness	13.6	14.3	11.9	24.1	5.7	22.8

Total Sales	$78.6	7.5	$73.1	$146.2	4.2	$140.3

Colonial’s sales in the second quarter and first six months of 2007 increased in comparison to the prior year’s second quarter and first six months driven primarily by an increase in the number of new accounts over the prior year second quarter and first six months, offset partially by a decrease in the average new case size, which resulted in lower annualized premium per case sold.

Segment Outlook

During the remainder of 2007, we intend to increase sales by investing in various growth initiatives, including the development of additional product offerings. We believe this growth strategy will consistently produce a higher level of premium and operating income growth over the long term.

The premium growth of over 10 percent in the first quarter of 2007 was aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas, as previously noted. As a result, we anticipate premium growth for the remainder of the year to approximate our second quarter growth trend of 7.3 percent, while the favorable risk experience is expected to continue during the remainder of 2007 but may not be sustainable over the long term.

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

Individual Income Protection - Closed Block Segment

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual income protection business. We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall risk above a specified retention limit, which is approximately $7.9 billion at June 30, 2007. The maximum risk limit for the reinsurer grows to approximately $2.4 billion over time, after which any further losses will revert to us.

Operating Results

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$249.4	(5.6)%	$264.2	$501.7	(6.3)%	$535.2
Net Investment Income	203.4	(5.0)	214.0	408.0	(2.0)	416.2
Other Income	25.8	7.9	23.9	51.1	1.8	50.2

Total	478.6	(4.7)	502.1	960.8	(4.1)	1,001.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	388.1	(6.5)	415.0	794.0	(6.1)	845.4
Commissions	16.7	(11.6)	18.9	34.7	(11.9)	39.4
Other Expenses	31.2	(10.9)	35.0	67.0	(2.8)	68.9

Total	436.0	(7.0)	468.9	895.7	(6.1)	953.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$42.6	28.3	$33.2	$65.1	35.9	$47.9

Interest Adjusted Loss Ratio (1)	88.1%		93.0%	91.0%		94.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	12.5%		13.2%	13.4%		12.9%
Before-tax Operating Income Ratio (3)	17.1%		12.6%	13.0%		8.9%

Premium Persistency				94.5%		94.3%

(1)	Included in this ratio is the second quarter of 2007 $10.7 million decrease in our claim reassessment reserve estimate. Excluding this revision, the interest adjusted loss ratio for the three and six months ended June 30, 2007 would have been 92.4% and 93.2%.

Included in this ratio is the first quarter of 2006 $13.2 million increase in our claim reassessment reserve estimate. Excluding this revision, the interest adjusted loss ratio for the six months ended June 30, 2006 would have been 92.3%.

(2)	Included in this ratio is the second quarter of 2007 $2.5 million decrease in our claim reassessment incremental direct operating expense estimate. Excluding this revision, the other expense ratio for the three and six months ended June 30, 2007 would have been 13.5% and 13.9%, respectively.

(3)	Included in this ratio is the second quarter of 2007 $13.2 million decrease in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the three and six months ended June 30, 2007 would have been 11.8% and 10.3%, respectively.

Included in this ratio is the first quarter of 2006 $13.2 million increase in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the six months ended June 30, 2006 would have been 11.4%.

The decrease in premium income for the second quarter and first six months of 2007 relative to the same prior year periods is due to the expected decline in this block of closed business, as well as a first quarter of 2007 adjustment to premium income for a small block of ceded business for which the contract was modified. Net investment income decreased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 due to a decrease in the level of assets supporting this business and the decline in the overall portfolio yield rate. Other income includes the underlying results of certain blocks of reinsured business.

The interest adjusted loss ratio was lower in the second quarter of 2007 than the prior year second quarter, excluding the decrease in the claim reassessment reserve estimate, due primarily to a higher rate of claim recoveries offset partially by a slight increase in the rate of submitted claim incidence. The interest adjusted loss ratio was higher in the first six months of 2007 than the ratio for the first six months of 2006, excluding the revisions to the claim reassessment reserve estimate noted previously, due primarily to an increase in benefit payments, partially offset by a higher rate of claim recoveries.

Segment Outlook

We continue to examine strategies to improve the capital efficiency of our closed block of individual income protection business. Because we cannot reprice this closed block of business, our focus has been on continuing to manage this large block of business consistently while at the same time exploring opportunities for improving capital management. With the successful completion of the securitization of a small block of our group long-term income protection claim reserves in 2006, we are analyzing the feasibility of a similar transaction for our closed block of individual income protection claim reserves, although any such transaction is subject to regulatory, market, and other conditions. We believe that a transaction of this nature would allow us to put in place a more efficient capital structure for our business, thereby increasing the overall financial flexibility and strength of our Company.

We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. We consider the variability in our claim resolution rate experience during recent years to be primarily the result of the temporary reduction in the operating effectiveness of our claims management performance. We believe that claim resolution rates in 2007 will more align with our expected rates. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that variability in our reserve assumptions could result in a material impact on our reserve levels.

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

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$(0.2)	(116.7)%	$1.2	$0.9	(62.5)%	$2.4
Net Investment Income	26.9	(5.3)	28.4	55.0	(3.7)	57.1
Other Income	9.1	8.3	8.4	17.3	3.6	16.7

Total	35.8	(5.8)	38.0	73.2	(3.9)	76.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	30.6	—	30.6	62.2	0.3	62.0
Commissions	0.4	33.3	0.3	1.1	57.1	0.7
Other Expenses	0.8	(52.9)	1.7	2.3	(30.3)	3.3

Total	31.8	(2.5)	32.6	65.6	(0.6)	66.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$4.0	(25.9)	$5.4	$7.6	(25.5)	$10.2

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the second quarter and first six months of 2007, this line of business reported operating losses of $3.2 million and $4.0 million, respectively, compared to operating losses of $4.4 million and $6.8 million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $7.4 million and $16.6 million in the second quarter and first six months of 2007, respectively, compared to $9.7 million and $19.2 million in the same prior year periods. Operating income was $7.2 million and $15.4 million in the second quarter and first six months of 2007, respectively, compared to $7.9 million and $15.8 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $25.7 million and $51.6 million in the second quarter and first six months of 2007, respectively, compared to $26.0 million and $52.6 million in the same prior year periods. For the second quarter and first six months of 2007, these product lines produced a combined de minimis operating income and a combined operating loss of $3.8 million, respectively, compared to combined operating income of $1.9 million and $1.2 million for the same prior year periods.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $6.5 million and $16.8 million in the second quarter and first six months of 2007, respectively, compared to $15.0 million and $33.0 million in the comparable periods of 2006. The Corporate segment reported operating losses of $59.0 million and $98.6 million in the second quarter and first six months of 2007, respectively, compared to $53.7 million and $97.2 million in the same prior year periods. Included in the corporate segment operating results for the second quarter and first six months of 2007 were $0.8 million and $3.2 million of costs related to the early retirement of debt, respectively, compared to $17.8 million and $23.1 million of costs related to the early retirement of debt in the same prior year periods. Also included in the second quarter and first six months of 2007 operating results is the previously discussed litigation settlement accrual of $11.6 million.

Interest and debt expense was $44.5 million and $90.4 million in the second quarter and first six months of 2007 compared to $48.7 million and $101.8 million in the same prior year periods, excluding the costs related to early retirement of debt. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

On March 1, 2007, we completed the sale of our wholly-owned subsidiary, GENEX, and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain, together with the first quarter of 2007 after-tax income, is reported as discontinued operations in our statements of income. Also included in discontinued operations is second quarter and first six months of 2006 after-tax income for GENEX of $1.9 million and $3.9 million, respectively. GENEX’s second quarter and first six months of 2006 operating revenue of $46.3 million and $92.1 million and operating income of $3.3 million and $6.7 million were previously reported in the Other segment. See Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

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

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match, to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At June 30, 2007, the weighted average duration of our policyholder liability portfolio was approximately 8.02 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.42 years.

Net investment income was $597.8 million and $1,187.3 million in the second quarter and first six months of 2007, respectively, an increase of 3.7 percent and 4.1 percent relative to the same prior year periods. The increase was due primarily to growth in invested assets offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. The overall yield in our investment portfolio was 6.69 percent as of June 30, 2007, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.73 percent as of December 31, 2006 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases equal or exceed the level of the overall yield.

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

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Gross Realized Investment Gain from Sales	$37.9	$8.4	$57.8	$46.7

Gross Realized Investment Loss
Write-downs	26.3	—	32.9	11.6
Sales	10.9	7.3	24.5	30.9

Total	37.2	7.3	57.4	42.5

Change in Fair Value of DIG Issue B36 Derivatives	9.7	(6.9)	6.3	(7.5)

Net Realized Investment Gain (Loss)	$10.4	$(5.8)	$6.7	$(3.3)

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first six months of 2007. During the first six months of 2006, we had no individual realized investment losses $10.0 million or greater from other than temporary impairments but did recognize one realized investment loss in excess of that amount from the sale of fixed maturity securities as described below.

During the second quarter of 2007, we recorded an adjustment to the book values and related unrealized loss of two securitized asset trusts acquired in 2001 to reflect the values that would have been present had we recorded the investment income as dividends rather than interest accretion. The book value adjustment of $20.2 million was recognized as a realized investment loss in the second quarter of 2007. Because the investments no longer satisfy our investment objectives, we subsequently sold the trusts in June of 2007 and recognized a realized investment gain of $24.9 million on the sale.

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

Fixed Maturity Securities

Fixed maturity securities at June 30, 2007, included $34.2 billion, or 98.8 percent, of bonds and derivative instruments and $420.9 million, or 1.2 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of June 30, 2007

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,324.8	$20.2	$1,054.6	$61.0	$1,270.2	$81.2
Canadian	271.1	51.1	—	—	271.1	51.1
Capital Goods	2,525.7	88.1	1,026.7	51.8	1,499.0	139.9
Communications	2,447.0	63.3	1,083.1	75.3	1,363.9	138.6
Consumer Cyclical	1,413.5	(0.2)	771.9	47.1	641.6	46.9
Consumer Non-Cyclical	4,012.9	1.9	2,147.4	129.3	1,865.5	131.2
Derivates Hedging Available-for-Sale	(184.8)	(187.2)	(217.4)	217.8	32.6	30.6
Energy (Oil & Gas)	2,347.8	157.4	589.2	28.0	1,758.6	185.4
Financial Institutions	3,515.6	(84.4)	2,676.2	142.6	839.4	58.2
Mortgage/Asset-Backed	4,225.1	126.6	1,538.9	38.8	2,686.2	165.4
Sovereigns	916.0	8.3	654.3	35.5	261.7	43.8
Technology	506.3	3.5	323.3	16.4	183.0	19.9
Transportation	954.4	46.8	377.5	15.2	576.9	62.0
U.S. Government Agencies and Municipalities	2,297.3	(68.6)	1,669.2	151.1	628.1	82.5
Utilities	6,680.9	109.1	3,640.8	188.1	3,040.1	297.2

Total	$34,253.6	$335.9	$17,335.7	$1,198.0	$16,917.9	$1,533.9

The above chart excludes DIG Issue B36 embedded derivatives, which at June 30, 2007 had a fair value of $(5.1) million.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at June 30, 2007.

Fixed Maturity Bonds – By Maturity

As of June 30, 2007

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$72.7	$0.2
Due after 1 year up to 5 years	1,462.0	28.5
Due after 5 years up to 10 years	4,779.6	457.4
Due after 10 years	9,482.5	673.1

Subtotal	15,796.8	1,159.2
Mortgage/Asset-Backed Securities	1,538.9	38.8

Total	$17,335.7	$1,198.0

Of the $1,198.0 million in gross unrealized losses at June 30, 2007, $1,111.9 million, or 92.8 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates which occurred subsequent to acquisition of the bonds. The unrealized loss on investment-grade fixed maturity bonds increased $496.4 million in the second quarter of 2007, almost entirely due to increases in interest rates which occurred during the quarter. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2007.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$4,552.0	$109.8
> 90 <= 180 days	1,307.2	45.4
> 180 <= 270 days	1,322.1	60.0
> 270 <= 1 year	283.1	7.7
> 1 year <= 2 years	7,289.9	547.0
> 2 years <= 3 years	160.8	30.9
> 3 years	1,231.8	311.1

Total	$16,146.9	$1,111.9

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2007. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2007.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$571.2	$16.8
> 90 <= 180 days	64.8	2.7
> 180 <= 270 days	40.4	3.5
> 1 year <= 2 years	240.8	23.4
> 2 years <= 3 years	138.9	21.5
> 3 years	118.7	10.0

Total	$1,174.8	$77.9

Fair value < 70% >= 40% of amortized cost

> 1 year <= 2 years	$14.0	$8.2

As of June 30, 2007, we held five securities with a gross unrealized loss of $10.0 million or greater, as shown in the following chart.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of June 30, 2007

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$464.3	$36.2	> 1 year <= 2 years

United Kingdom Government Security	427.7	22.7	> 1 year <= 2 years

U.S. Government Sponsored Mortgage Funding Company	708.1	95.3	> 3 years

Principal Protected Equity Linked Note	54.7	22.3	> 3 years

Total	$1,654.8	$176.5

Below-Investment Grade

U.S. Based Communications Company	$23.2	$10.2	> 1 year <= 2 years

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

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of June 30, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

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

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of June 30, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of June 30, 2007. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. The reduction in the market value of this note was the result of the decline in the S&P 500 index after the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the fixed maturity bonds of the U.S. based communication company has declined primarily due to the proposed buyout of the company by a private equity investor. If successful, the buyout, which is subject to shareholder and regulatory approval as well as additional financing, would result in higher debt balances and higher use of cash for debt interest payments. This higher cash outflow is expected to be partially offset by tax savings and expense savings. The company is in the process of selling certain assets to limit funding needs. Its remaining operations and capital resources are estimated to be of sufficient value to fully satisfy its potential debt obligations. The bond was rated B by S&P as of June 30, 2007, with a “watch negative” outlook. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.1 billion and $3.8 billion on an amortized cost basis at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the mortgage/asset-backed securities had an average life of 8.5 years, effective duration of 6.6 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. We have not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates. All of our mortgage-backed securities are fixed rate. The credit quality of our mortgage-backed securities portfolio has not been negatively impacted by the recent issues in the market concerning subprime mortgage loans. The change in value of our mortgage-backed securities portfolio has moved in line with that of prime agency-backed mortgage-backed securities.

As of June 30, 2007, our exposure to below-investment-grade fixed maturity securities was $2,161.6 million, approximately 5.9 percent of the fair value of invested assets excluding ceded policy loans, compared to 5.8 percent at the end of 2006. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value as a component of fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $19.1 million and $18.2 million, respectively, at June 30, 2007, and $18.8 million and $18.4 million, respectively, at December 31, 2006.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,004.2 million and $944.0 million on an amortized cost basis at June 30, 2007 and December 31, 2006, respectively. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no impaired mortgage loans at June 30, 2007. Impaired mortgage loans totaled $2.8 million at December 31, 2006.

Real estate was $20.2 million and $17.9 million at June 30, 2007 and December 31, 2006, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $8.9 million and $6.5 million at June 30, 2007 and December 31, 2006, respectively.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in the value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans at June 30, 2007. At December 31, 2006, the balance in the valuation allowance for mortgage loans was $0.5 million. At June 30, 2007 and December 31, 2006, the balance in the valuation allowance for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the second quarter and first six months of 2007 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

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

During the second quarters of 2007 and 2006, we recognized net gains of $7.2 million and $154.2 million, respectively, on the termination of cash flow hedges and reported $7.1 million and $154.2 million, respectively, in other comprehensive income (loss). During the first six months of 2007 and 2006, we recognized net gains of $15.1 million and $182.8 million, respectively, on the termination of cash flow hedges and reported $15.0 million and $182.8 million, respectively, in other comprehensive income (loss). During the second quarter and first six months of 2007, we reported a net gain of $0.1 million as a component of realized investment gains and losses. We amortized $6.1 million and $8.8 million of net deferred gains into net investment income in the second quarters of 2007 and 2006, respectively, and $13.0 million and $15.4 million during the first six months of 2007 and 2006, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $16.5 million at June 30, 2007. Additions and terminations, in notional amounts, to our hedging programs during the second quarter of 2007 were $432.0 million and $496.7 million, respectively, and in the second quarter of 2006 were $1,819.0 million and $1,871.8 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $3,515.4 million at June 30, 2007 and $3,774.1 million at December 31, 2006.

As of June 30, 2007 and December 31, 2006, we had $1,915.0 million and $2,125.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

As of June 30, 2007 and December 31, 2006, we had $333.5 million and $367.8 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of June 30, 2007 and December 31, 2006, we had $628.8 million and $658.4 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities.

As of June 30, 2007 and December 31, 2006, we had $230.0 million and $170.0 million, respectively, notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

As of June 30, 2007 and December 31, 2006, we had $60.0 million notional amount of an interest rate swap outstanding whereby we receive a fixed rate of interest and pay a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security we own. The variable rate we pay on the swap is offset by the amount we receive on the variable rate security.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 million and $176.6 million as of June 30, 2007 and December 31, 2006, respectively. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $9.7 million and $6.3 million of net realized investment gains during the second quarter and first six months of 2007, respectively, and $6.9 million and $7.5 million of net realized investment losses during the second quarter and first six months of 2006, respectively.

Non-current Investments

Our exposure to non-current investments, on a fair value basis, totaled $14.9 million at June 30, 2007 compared to $12.5 million at December 31, 2006. Non-current investments includes those investments for which principal and/or interest payments are more than 30 days past due. At June 30, 2007 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities and real estate acquired through foreclosure for which before-tax impairment losses of approximately $76.5 million had been recorded life-to-date. The amortized cost and book value of the fixed maturity securities and real estate, subsequent to the write-downs for impairments, was $4.0 million at June 30, 2007. Approximately $12.5 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year as of June 30, 2007.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at June 30, 2007. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at June 30, 2007.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $616.7 million for the six months ended June 30, 2007, compared to $659.4 million for the comparable period of 2006. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for the six months ended June 30, 2007 and 2006 are voluntary pension contributions to our U.S. qualified defined benefit plan of $110.0 million and $42.0 million, respectively.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $661.4 million and $476.9 million for the six months ended June 30, 2007 and 2006, respectively. During the first six months of 2007, we had net cash inflows of $98.8 million in conjunction with the sale of GENEX.

We had lower proceeds from maturities of available-for-sale securities in the first six months of 2007 than in the comparable period of 2006, primarily due to a decrease in fixed maturity security principal proceeds from bond calls, principal prepayments, and scheduled maturities. Also impacting the higher proceeds reported for 2006 was the sale of floating-rate bonds, as discussed below.

We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our $400.0 million purchase of debt in the remarketing of our 2003 adjustable conversion-rate equity security (units) in the first quarter of 2006. The proceeds from the subsequent sale in 2006 of these short-term investments and floating-rate bonds are included in sales of bonds and net purchases of short-term investments in the first six months of 2006.

Proceeds from sales and maturities of other investments increased in the first six months of 2007 due to the sale of common stock investments.

During the second quarter of 2007, a portion of the proceeds from the issuance of the 17.7 million shares of common stock was invested in short-term investments, thereby contributing to the higher purchase of short-term investments in 2007.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $49.3 million for the six months ended June 30, 2007 compared to net cash used of $194.9 million in the comparable period of 2006. During the second quarter of 2007, we received proceeds of approximately $300.0 million and issued 17.7 million shares of common stock upon the settlement of the common stock purchase contract element of the 2004 units issued in May 2004. During the second quarter of 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of the units issued in May 2003.

During the first quarters of 2007 and 2006, we purchased $150.0 million and $400.0 million, respectively, aggregate principal amounts of the remarketed senior note element of the 2004 and 2003 units, which were subsequently retired. In the first and second quarters of 2007, we made principal payments of $10.0 million and $2.5 million, respectively, on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. In the second quarter of 2006, we retired $300.0 million of our outstanding debt.

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

Debt

At June 30, 2007, we had long-term debt, including senior secured non-recourse notes, and junior subordinated debt securities, totaling $2,462.7 million. In the first six months of 2007, we reduced our debt to total capital ratio to 25.6 percent, compared to 28.8 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to DAC and income taxes.

The debt to total capital ratio, when calculated excluding the debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of 2007, was 24.8 percent at June 30, 2007, compared to 26.2 percent at the beginning of 2007.

In the first and second quarters of 2007, we made principal payments of $10.0 million and $2.5 million, respectively, on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. The costs associated with these debt reductions decreased our second quarter and first six months 2007 income approximately $0.8 million before tax, or $0.6 million after tax.

In February 2007, the scheduled remarketing of the senior note element of the 2004 units occurred, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the 2004 units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In June 2006, pursuant to a cash tender offer, we purchased $50.0 million of our outstanding 7.405% capital securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

In February 2006, the scheduled remarketing of the senior note element of the 2003 units occurred, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. In May 2006, we settled the purchase contract element of the 2003 units by issuing 43.3 million shares of common stock. We received proceeds of approximately $575.0 million from the transaction.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, for further discussion.

Commitments

With respect to our commitments, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

Pensions and other postretirement benefit obligations were not previously included in our contractual obligations discussion under “Commitments.” These obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our contributions to the pension plans, with the next 12 months’ contributions equaling our planned contributions and the remaining years’ contributions projected based on the average remaining service period assuming the current funded status of the plans. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans, discounted with respect to interest and reflecting expected future service, as appropriate.

We had previously presented our policyholder liabilities net of reinsurance ceded rather than on a gross basis as presented below. Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current inforce policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded.

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2006 (in millions of dollars). During the first six months of 2007, there were no substantive changes in our commitments or contractual liabilities, including the effects of the adoption of FIN 48. We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Payments Due

Long-term Debt	$5,594.1	$181.2	$814.1	$623.5	$3,975.3

Policyholder Liabilities	39,485.9	5,548.3	6,406.4	4,843.9	22,687.3

Pensions and Other Postretirement Benefits	2,003.9	133.9	126.5	127.1	1,616.4

Operating Leases	106.8	32.1	39.2	17.0	18.5

Purchase Obligations	96.1	95.2	0.9	—	—

Total	$47,286.8	$5,990.7	$7,387.1	$5,611.5	$28,297.5

Receipts Due

Reinsurance Recoverable	$8,707.3	$1,390.8	$576.4	$517.9	$6,222.2

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that rate our senior debt and the financial strength of our principal U.S. insurance subsidiaries. Financial strength ratings are primarily based on U.S. statutory financial information and are individually stated for each of the U.S. domiciled insurance companies. These ratings reflect each rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and also incorporate an assessment of each entity’s ability to meet obligations to policyholders. Debt ratings represent the opinions of the rating agencies specific to an issuer’s ability to repay its debt and are based primarily on consolidated financial information prepared using GAAP. Both financial strength ratings and debt ratings incorporate both quantitative and qualitative analyses by rating agencies and are routinely evaluated and updated on an ongoing basis.

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings can be expected to adversely affect us. A downgrade of the financial strength ratings could, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force; negatively impact persistency and new sales, particularly with respect to large case group sales and individual sales; and generally adversely affect our ability to compete. Downgrades in our debt ratings can be expected to adversely affect our cost of capital and our ability to raise additional capital.

The table below reflects our senior debt ratings and the financial strength ratings for our traditional insurance company subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody’s	S&P

Senior Debt Ratings	Bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BB+ (Speculative)

Financial Strength Ratings
Provident Life and Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Provident Life and Casualty	A- (Excellent)	A- (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)
Unum Limited	A- (Excellent)	Not Rated	Not Rated	BBB+ (Good)

We maintain an ongoing dialogue with these four rating agencies in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications includes an annual review meeting, as well as other meetings not limited to quarterly updates on our business. During the second quarter of 2007, we conducted our annual review with Moody’s, S&P, and Fitch. We plan to hold our annual review meeting with AM Best in the fourth quarter of 2007.

On August 1, 2007, S&P raised the outlook from “stable” to “positive” on our financial strength ratings and reaffirmed the positive outlook on our holding company’s senior debt ratings. There have been no other changes in any of the rating agencies’ outlook statements or ratings during 2007.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. See our annual report on Form 10-K for the year ended December 31, 2006, for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2006. During the first six months of 2007, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the first six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the first six months ended June 30, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 18, 2007. The stockholders voted on three items at the Annual Meeting as set forth below:

1.	The election of three directors each to serve for a term expiring at our Annual Meeting of Stockholders in 2010.

Nominee	For	Against
E. Michael Caulfield	293,555,510	13,331,090
Ronald E. Goldsberry	293,539,420	13,347,181
Michael J. Passarella	293,562,313	13,324,287

Other directors whose terms of office continued after the meeting are as follows:

Jon S. Fossel

Pamela H. Godwin

Thomas Kinser

Gloria C. Larson

A. S. MacMillan, Jr.

Edward J. Muhl

William J. Ryan

Thomas R. Watjen

2.	The approval of the Stock Incentive Plan of 2007.

For: 212,519,202

Against: 64,868,425

Abstain: 8,571,622

Broker Non-Vote: 20,927,352

3.	The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm.

For: 298,414,839

Against: 2,131,450

Abstain: 6,340,312

Broker Non-Vote: 0

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Unum Group

Exhibit 10.1	Form of Restricted Stock Agreement With Employee

Exhibit 10.2	Form of Restricted Stock Unit Agreement With Employee

Exhibit 10.3	Form of Performance-Based Restricted Stock Agreement

Exhibit 10.4	Form of Performance-Based Restricted Stock Unit Agreement

Exhibit 10.5	Form of Restricted Stock Agreement With Director

Exhibit 10.6	Form of Restricted Stock Unit Agreement With Director

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: August 7, 2007	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 7, 2007	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary