Form 10-Q
period 2007-09-30
Unum Group
filed 2007-11-05
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-11294

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

360,830,497 shares of the registrant’s common stock were outstanding as of September 30, 2007.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,632.8; $33,414.1)	$35,192.4	$35,001.5
Mortgage Loans	1,010.7	944.0
Real Estate	20.2	17.9
Policy Loans	3,607.3	3,429.5
Other Long-term Investments	110.6	122.0
Short-term Investments	1,010.0	648.4

Total Investments	40,951.2	40,163.3

Other Assets
Cash and Bank Deposits	144.6	121.3
Accounts and Premiums Receivable	1,949.2	2,057.1
Reinsurance Recoverable	5,233.6	5,512.2
Accrued Investment Income	700.2	646.8
Deferred Acquisition Costs	2,361.7	2,983.1
Goodwill	204.7	204.1
Property and Equipment	386.7	370.1
Other Assets	612.4	624.5
Other Assets - Discontinued Operations	—	112.3
Separate Account Assets	22.3	28.5

Total Assets	$52,566.6	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30 2007	December 31 2006
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,990.4	$2,220.4
Reserves for Future Policy and Contract Benefits	36,289.2	35,689.4
Unearned Premiums	598.4	520.1
Other Policyholders’ Funds	1,846.5	2,019.1
Income Tax Payable	75.0	44.4
Deferred Income Tax	247.8	567.3
Short-term Debt	175.0	—
Long-term Debt	2,285.2	2,659.6
Other Liabilities	1,206.0	1,326.7
Other Liabilities - Discontinued Operations	—	29.0
Separate Account Liabilities	22.3	28.5

Total Liabilities	44,735.8	45,104.5

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,781,592 and 344,578,616 shares	36.3	34.4
Additional Paid-in Capital	2,506.2	2,200.0
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	346.6	534.8
Net Gain on Cash Flow Hedges	137.0	194.2
Foreign Currency Translation Adjustment	156.8	116.0
Unrecognized Pension and Postretirement Benefit Costs	(241.8)	(232.2)
Retained Earnings	4,943.9	4,925.8
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)

Total Stockholders’ Equity	7,830.8	7,718.8

Total Liabilities and Stockholders’ Equity	$52,566.6	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,986.5	$1,969.0	$5,917.2	$5,926.2
Net Investment Income	603.2	578.8	1,790.5	1,719.2
Net Realized Investment Gain (Loss)	(46.1)	4.8	(39.4)	1.5
Other Income	66.6	64.8	208.1	192.3

Total Revenue	2,610.2	2,617.4	7,876.4	7,839.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,726.3	2,088.9	5,272.5	5,764.3
Commissions	209.2	198.9	630.5	613.5
Interest and Debt Expense	43.9	44.2	134.3	146.0
Cost Related to Early Retirement of Debt	—	—	3.2	23.1
Deferral of Acquisition Costs	(139.2)	(127.5)	(413.6)	(392.8)
Amortization of Deferred Acquisition Costs	121.2	115.9	360.1	353.7
Compensation Expense	179.9	169.6	530.6	505.7
Other Expenses	189.9	224.8	587.0	625.9

Total Benefits and Expenses	2,331.2	2,714.8	7,104.6	7,639.4

Income (Loss) from Continuing Operations Before
Income Tax	279.0	(97.4)	771.8	199.8

Income Tax (Benefit)
Current	38.5	8.9	156.1	101.6
Deferred	53.5	(41.0)	103.8	(31.2)

Total Income Tax (Benefit)	92.0	(32.1)	259.9	70.4

Income (Loss) from Continuing Operations	187.0	(65.3)	511.9	129.4

Discontinued Operations - Note 3
Income Before Income Tax	—	2.8	17.8	9.5
Income Tax	—	1.2	10.9	4.0

Income from Discontinued Operations	—	1.6	6.9	5.5

Net Income (Loss)	$187.0	$(63.7)	$518.8	$134.9

Earnings Per Common Share
Basic
Income (Loss) from Continuing Operations	$0.52	$(0.19)	$1.46	$0.40
Net Income (Loss)	$0.52	$(0.19)	$1.48	$0.42
Assuming Dilution
Income (Loss) from Continuing Operations	$0.52	$(0.19)	$1.44	$0.39
Net Income (Loss)	$0.52	$(0.19)	$1.46	$0.41

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2007	2006
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$34.4	$30.1
Common Stock Activity	1.9	4.3

Balance at End of Period	36.3	34.4

Additional Paid-in Capital
Balance at Beginning of Year	2,200.0	1,627.9
Common Stock Activity	306.2	581.4
Cumulative Effect of Accounting Principle Change - Note 2	—	(13.8)

Balance at End of Period	2,506.2	2,195.5

Accumulated Other Comprehensive Income
Balance at Beginning of Year	612.8	1,163.5
Change During Period	(214.2)	(420.0)

Balance at End of Period	398.6	743.5

Retained Earnings
Balance at Beginning of Year	4,925.8	4,610.4
Net Income	518.8	134.9
Dividends to Stockholders ($0.225 per share in 2007 and 2006)	(78.2)	(70.1)
Cumulative Effect of Accounting Principle Changes - Note 2	(422.5)	—

Balance at End of Period	4,943.9	4,675.2

Treasury Stock
Balance at Beginning of Year and End of Period	(54.2)	(54.2)

Deferred Compensation
Balance at Beginning of Year	—	(13.8)
Cumulative Effect of Accounting Principle Change - Note 2	—	13.8

Balance at End of Period	—	—

Total Stockholders’ Equity at End of Period	$7,830.8	$7,594.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2007	2006
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$518.8	$134.9
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	131.0	3.0
Change in Deferred Acquisition Costs	(53.5)	(39.1)
Change in Insurance Reserves and Liabilities	701.3	1,117.5
Change in Income Tax Liabilities	85.4	(73.3)
Change in Other Accrued Liabilities	(153.2)	(80.9)
Non-cash Adjustments to Net Investment Income	(303.9)	(302.2)
Net Realized Investment (Gain) Loss	39.4	(1.5)
Depreciation	48.6	52.5
Cash Received from Reinsurance Recapture	211.4	—
Other, Net	30.0	40.3

Net Cash Provided by Operating Activities	1,255.3	851.2

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,329.7	1,760.8
Proceeds from Maturities of Available-for-Sale Securities	854.4	954.9
Proceeds from Sales and Maturities of Other Investments	269.3	112.2
Purchase of Available-for-Sale Securities	(3,009.1)	(3,014.8)
Purchase of Other Investments	(378.2)	(373.5)
Net Purchases of Short-term Investments	(353.9)	(65.9)
Disposition of Business	98.8	—
Other, Net	(64.6)	(47.8)

Net Cash Used by Investing Activities	(1,253.6)	(674.1)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(5.1)	(6.3)
Long-term Debt Repayments	(199.5)	(700.0)
Cost Related to Early Retirement of Debt	(0.8)	(15.6)
Issuance of Common Stock	307.4	579.2
Dividends Paid to Stockholders	(78.2)	(70.1)
Other, Net	(3.6)	(8.5)

Net Cash Provided (Used) by Financing Activities	20.2	(221.3)

Effect of Foreign Exchange Rate Changes on Cash	1.4	0.2

Net Increase (Decrease) in Cash and Bank Deposits	23.3	(44.0)

Cash and Bank Deposits at Beginning of Year	121.3	67.1

Cash and Bank Deposits at End of Period	$144.6	$23.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars)
Net Income (Loss)	$187.0	$(63.7)	$518.8	$134.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before
Reclassification Adjustment (net of tax expense of $136.3; $340.5; $(106.7); $(185.8))	257.3	628.5	(197.6)	(349.2)
Reclassification Adjustment for Net Realized
Investment (Gain) Loss (net of tax expense of $6.2; $(0.7); $5.1; $(2.0))	11.3	(1.3)	9.4	(3.6)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $1.5; $29.6; $(30.4); $(49.6))	1.6	54.9	(57.2)	(92.2)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.1; $-; $(0.3); $(0.2))	19.9	9.7	40.8	25.0
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $2.4; $-; $(5.3); $-)	4.8	—	(9.6)	—

Total Other Comprehensive Income (Loss)	294.9	691.8	(214.2)	(420.0)

Comprehensive Income (Loss)	$481.9	$628.1	$304.6	$(285.1)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

September 30, 2007

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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

September 30, 2007

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

Accounting Pronouncement Outstanding:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Unum Group and Subsidiaries

September 30, 2007

Note 3 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arms-length transaction. Intercompany amounts paid to GENEX for these types of services were $2.3 million for the two month period ended February 28, 2007, and $4.1 million and $11.8 million for the three and nine month periods ended September 30, 2006. The estimated future cost of purchases of these services is not significant to our results of operations.

GENEX was accounted for as an asset held for sale at December 31, 2006. The results of GENEX, which were previously reported in the Other segment, are reported as discontinued operations and excluded from segment results for all periods shown.

Selected results for GENEX are as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2006	2007	2006
	(in millions of dollars, except share data)
Total Revenue	$45.6	$47.2	$137.7

Income	$1.6	$6.9	$5.5

Income Per Common Share
Basic	$—	$0.02	$0.02
Assuming Dilution	$—	$0.02	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 4 - Segment Information

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars)
Unum US
Group Income Protection
Group Long-term Income Protection	$470.3	$484.4	$1,422.4	$1,459.5
Group Short-term Income Protection	123.0	131.3	370.3	398.9
Group Life and Accidental Death & Dismemberment
Group Life	276.4	294.5	834.3	937.1
Accidental Death & Dismemberment	33.2	36.1	97.7	113.8
Supplemental and Voluntary
Individual Income Protection - Recently Issued	115.1	111.2	343.5	332.6
Long-term Care	135.5	124.1	395.8	365.9
Voluntary Workplace Benefits	101.8	97.0	301.9	286.2

	1,255.3	1,278.6	3,765.9	3,894.0

Unum UK
Group Long-term Income Protection	192.4	169.5	561.6	467.2
Group Life	45.3	41.9	127.0	120.6
Individual Income Protection	9.9	8.3	28.3	24.0

	247.6	219.7	716.9	611.8

Colonial
Income Protection	141.7	134.3	421.9	396.9
Life	35.6	33.2	106.5	95.7
Cancer and Critical Illness	49.7	45.3	146.8	132.3

	227.0	212.8	675.2	624.9

Individual Income Protection - Closed Block	256.0	257.8	757.7	793.0

Other	0.6	0.1	1.5	2.5

Total	$1,986.5	$1,969.0	$5,917.2	$5,926.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 4 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial	Individual Income Protection - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2007

Premium Income	$1,255.3	$247.6	$227.0	$256.0	$0.6	$—	$1,986.5
Net Investment Income	283.1	47.4	25.0	213.6	24.7	9.4	603.2
Other Income	32.8	0.7	0.3	27.5	4.9	0.4	66.6

Operating Revenue	$1,571.2	$295.7	$252.3	$497.1	$30.2	$9.8	$2,656.3

Operating Income (Loss)	$164.3	$101.0	$62.5	$29.4	$3.6	$(35.7)	$325.1

Three Months Ended September 30, 2006

Premium Income	$1,278.6	$219.7	$212.8	$257.8	$0.1	$—	$1,969.0
Net Investment Income	261.9	45.8	23.6	207.0	28.0	12.5	578.8
Other Income	27.3	—	0.2	25.5	8.3	3.5	64.8

Operating Revenue	$1,567.8	$265.5	$236.6	$490.3	$36.4	$16.0	$2,612.6

Operating Income (Loss)	$(173.2)	$65.5	$52.1	$(5.3)	$7.8	$(49.1)	$(102.2)

Nine Months Ended September 30, 2007

Premium Income	$3,765.9	$716.9	$675.2	$757.7	$1.5	$—	$5,917.2
Net Investment Income	846.9	143.1	74.3	621.6	79.7	24.9	1,790.5
Other Income	102.0	2.7	0.9	78.6	22.2	1.7	208.1

Operating Revenue	$4,714.8	$862.7	$750.4	$1,457.9	$103.4	$26.6	$7,915.8

Operating Income (Loss)	$399.0	$253.8	$187.0	$94.5	$11.2	$(134.3)	$811.2

Nine Months Ended September 30, 2006

Premium Income	$3,894.0	$611.8	$624.9	$793.0	$2.5	$—	$5,926.2
Net Investment Income	778.5	123.7	69.6	623.2	85.1	39.1	1,719.2
Other Income	80.8	—	0.9	75.7	25.0	9.9	192.3

Operating Revenue	$4,753.3	$735.5	$695.4	$1,491.9	$112.6	$49.0	$7,837.7

Operating Income (Loss)	$(40.2)	$176.0	$148.2	$42.6	$18.0	$(146.3)	$198.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 4 - Segment Information - Continued

A reconciliation of total operating revenue and operating income (loss) by segment to revenue and net income (loss) as reported in our consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars)
Operating Revenue by Segment	$2,656.3	$2,612.6	$7,915.8	$7,837.7
Net Realized Investment Gain (Loss)	(46.1)	4.8	(39.4)	1.5

Revenue	$2,610.2	$2,617.4	$7,876.4	$7,839.2

Operating Income (Loss) by Segment	$325.1	$(102.2)	$811.2	$198.3
Net Realized Investment Gain (Loss)	(46.1)	4.8	(39.4)	1.5
Income Tax (Benefit)	92.0	(32.1)	259.9	70.4
Income from Discontinued Operations	—	1.6	6.9	5.5

Net Income (Loss)	$187.0	$(63.7)	$518.8	$134.9

Assets by segment are as follows:

	September 30 2007	December 31 2006
	(in millions of dollars)
Unum US	$20,497.1	$20,900.8
Unum UK	4,198.9	3,904.2
Colonial	2,454.5	2,355.0
Individual Income Protection - Closed Block	15,318.0	15,609.5
Other	8,947.6	8,998.8
Corporate	1,150.5	942.0
Discontinued Operations	—	113.0

Total	$52,566.6	$52,823.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 5 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended September 30
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$7.8	$9.0	$2.4	$2.3	$0.9	$1.0
Interest Cost	13.5	12.1	2.4	2.0	2.8	2.5
Expected Return on Plan Assets	(14.6)	(11.0)	(3.0)	(2.8)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	4.8	5.6	0.7	0.6	—	—
Prior Service Credit	(0.7)	(0.8)	—	—	(1.0)	(1.0)
Settlement Loss	—	—	0.3	—	—	—

Net Periodic Benefit Cost	$10.8	$14.9	$2.8	$2.1	$2.5	$2.4

	Nine Months Ended September 30
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$24.0	$26.8	$7.1	$6.7	$2.7	$3.0
Interest Cost	40.6	36.3	7.3	5.8	8.2	7.5
Expected Return on Plan Assets	(43.8)	(31.4)	(9.1)	(8.1)	(0.6)	(0.3)
Amortization of:
Net Actuarial Loss	14.3	16.8	2.1	1.8	—	—
Prior Service Credit	(2.3)	(2.2)	—	—	(2.8)	(3.0)
Curtailment Loss/Settlement Loss	0.2	—	0.3	—	—	—

Net Periodic Benefit Cost	$33.0	$46.3	$7.7	$6.2	$7.5	$7.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 5 - Pensions and Other Postretirement Benefits - Continued

In the third quarter of 2007, we terminated the Canadian defined benefit pension plans which were frozen in 2004. The termination of these plans did not have a material effect on our financial position or results of operations.

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2007; however, we elected to make voluntary contributions of $110.0 million during the second quarter of 2007. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $2.6 million and $7.7 million for the third quarter and first nine months of 2007, respectively.

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

During the first nine months of 2007, we made principal payments of $15.0 million on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings, LLC.

During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. The costs associated with this debt reduction decreased our second quarter 2007 income approximately $0.8 million before tax, or $0.6 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$187.0	$(63.7)	$518.8	$134.9

Denominator (000s)
Weighted Average Common Shares - Basic	359,741.2	340,727.7	350,665.9	319,209.4
Dilution for the Purchase Contract Element of the
Adjustable Conversion-Rate Equity Security Units	—	—	2,230.6	9,868.5
Dilution for Assumed Exercises of Stock Options and Other Dilutive Securities	1,165.1	—	1,213.0	2,234.6

Weighted Average Common Shares - Assuming Dilution	360,906.3	340,727.7	354,109.5	331,312.5

Net Income (Loss) Per Common Share
Basic	$0.52	$(0.19)	$1.48	$0.42
Assuming Dilution	$0.52	$(0.19)	$1.46	$0.41

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the result would be antidilutive, such as when a net loss is reported. For the three month period ended September 30, 2006, approximately 0.9 million issuable shares related to the purchase contract elements of the units and approximately 2.3 million issuable common shares for the assumed exercise of stock options and other dilutive securities were not used in the calculation of earnings per share due to the antidilutive effect when a net loss is reported.

Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive based on current market prices approximated 6.1 million and 6.3 million shares of common stock for the three and nine month periods ended September 30, 2007, and 8.2 million and 8.3 million common shares for the three and nine month periods ended September 30, 2006.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 8 - Income Tax

The cumulative effect of applying the provisions of FIN 48 as of January 1, 2007 resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets. The balance in our liability for unrecognized tax benefits as of January 1, 2007 and September 30, 2007 was $67.4 million and $126.1 million, respectively. Included at January 1, 2007 and September 30, 2007 are liabilities of approximately $19.2 million and $21.7 million, respectively, that if recognized, would impact our effective tax rate. The total increase in unrecognized tax benefits is $56.7 million and $58.7 million for the three and nine month periods ended September 30, 2007, respectively.

We recognize interest expense and penalties related to unrecognized tax benefits in tax expense. The total amount of accrued interest and penalties in the consolidated balance sheets as of January 1, 2007 and September 30, 2007 is $5.5 million and $8.2 million, respectively. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of operations are $1.0 million and $2.7 million for the three and nine month periods ended September 30, 2007, respectively.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2002 through 2004. Tax years subsequent to 2004 remain subject to examination by tax authorities in all major jurisdictions.

We believe it is reasonably possible that within the next 12 months a foreign subsidiary’s tax return for tax year 2005 will either be accepted without examination or will be examined and closed, resulting in a reduction in our liability for unrecognized tax benefits of as much as $6.6 million.

We believe sufficient provision has been made for all proposed and potential adjustments for all years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustment would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of a proposed adjustment by a taxing authority could impact our results of operations in a future period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

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

Federal Securities Law Class Actions

On February 12, 2003, the first of six virtually identical putative securities class actions was filed in the U.S. District Court for the Eastern District of Tennessee, later consolidated under the caption In re UnumProvident Corp. Securities Litigation.

The Lead Plaintiff filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 on behalf of a putative class of purchasers of UnumProvident stock between March 30, 2000 and April 24, 2003. The amended complaint alleges, among other things, that we issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate our disability claim reserves, and pursued certain improper claims handling practices.

On July 30, 2007, we entered into a Stipulation of Settlement with the plaintiffs to resolve the litigation. Under the terms of the settlement, which is subject to, among other things, approval by the court, we have agreed to pay $40.0 million to settle all claims that were or could have been asserted by the class in the action. After the receipt of insurance proceeds, the net cost to us was $11.6 million before tax and was included in our second quarter of 2007 operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Court ordered mediation has concluded with the settlement of all individual claims brought by seven of the fifteen named plaintiffs. An eighth plaintiff has subsequently resolved her claims through the process established under the regulatory settlement agreements.

On September 4, 2007, the District Court certified a (b)(2) class consisting of “all plan participants and beneficiaries insured under ERISA governed long-term disability insurance policies/plans issued by UnumProvident and the insuring subsidiaries of UnumProvident throughout the United States who have had a long-term disability claim denied, terminated, or suspended on or after June 30, 1999 by UnumProvident or one or more of its insuring subsidiaries after being subjected to any of the practices alleged in the complaint.” The Company has filed a petition with the Sixth Circuit Court of Appeals seeking leave to appeal the certification order now, without awaiting rulings on the merits of the claims. The class as certified seeks, among other forms of relief, an opportunity to have denied or terminated claims re-assessed by so-called independent reviewers. The court has yet to rule on pending motions by the Company for judgment on the pleading, or for summary judgment.

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

The court subsequently granted in part our motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment pending further mediation of the Taylor action.

Plan Beneficiary Class Actions

During the first quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) Retirement Plan case, entitled Gee v. UnumProvident Corporation, et al. The settlement agreement, the net cost of which is immaterial, is subject to notice to the proposed settlement class and Court approval following a fairness hearing. On September 19, 2007, the Court granted preliminary approval of the settlement and ordered that notice be sent to the proposed settlement class. A fairness hearing is scheduled for December 19, 2007.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements subsequently agreed to extend the reassessment process until December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

In the second quarter of 2007, we increased our provision for the estimated cost of the claim reassessment process $53.0 million before tax and $34.5 million after tax based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim. The revised second quarter of 2007 estimate was based on the cost of approximately 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed at that time. We had not at that time yet finalized our claim reassessment on the remaining forms but had performed a financial review and included that information in our analysis of emerging experience.

We have now substantially completed the claims reassessment process, as required by the regulatory settlement agreements. Any remaining claim reassessment costs will not have a material effect on our financial position or results of operations. The final examination under the multistate regulatory settlement agreement has commenced and is expected to be completed by mid-year 2008. Due to the changes we have made to our claims operations to enhance our oversight functions, we expect to meet the performance standards in the agreements when these examinations are concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

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

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007. On June 21, 2007, defendants filed a motion to dismiss and for summary judgment on all counts. On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts is pending. All further discovery in these actions has been stayed pending the resolution of the motion to dismiss and for summary judgment.

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

During the first quarter of 2007, we reached an agreement in principle to resolve the claims asserted in the putative derivative action styled Leonard v. UnumProvident Corporation, et al. The proposed settlement, the terms of which are not expected to be material to us, was approved by the court on September 11, 2007.

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. A motion to dismiss the complaint was unsuccessful. We intend to vigorously defend the action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2007

Note 9 - Commitments and Contingent Liabilities - Continued

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under group life insurance policies when we paid certain life insurance proceeds by establishing interest-bearing Retained Asset Accounts rather than checks. We have filed a motion to dismiss the complaint and believe that the allegations are without merit. We intend to vigorously defend the action.

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

Note 10 - Subsequent Events

On October 31, 2007, Northwind Holdings, LLC (Northwind Holdings), a newly formed Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $800.0 million of floating rate, insured, senior, secured notes due 2037 in a private offering. The notes bear interest at a floating rate equal to the three month London Interbank Offered Rate (LIBOR) plus 0.78%. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the business of The Paul Revere Life Insurance Company, Provident Life and Accident Insurance Company, and Unum Life Insurance Company of America (collectively, the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes.

On October 31, 2007, we announced our intent to call for an early redemption all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032. We also announced that we intend to offer to purchase up to $400.0 million aggregate principal amount of other of our outstanding long-term debt.

In October 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. The share repurchase program does not have an expiration date, and the pace of repurchase activity, if commenced, will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2007, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

October 31, 2007

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

Our four primary objectives for 2007 have been and continue to be as follows:

•	Continue to improve the profitability of our Unum US group income protection line of business;

•	Ensure that all of our other product lines and businesses that are performing well continue to do so;

•	Continue to execute our capital management strategy; and

•	Successful completion of the claim reassessment process in preparation for the regulatory final examination.

In commenting on our results for the third quarter and first nine months of 2007, we will discuss three major topics: operating performance of our three major business segments, our capital management strategy, and our outstanding legal and regulatory issues.

Operating Performance of our Major Business Segments

We reported solid operating results for our Unum US segment for the third quarter of 2007, with an increase in segment operating income of 39.0 percent compared to the prior year third quarter, excluding the third quarter of 2006 increase in our claim reassessment cost estimate. Our primary focus for Unum US during 2007 has been continued improvement of our claims management performance in our group income protection line of business, and we are pleased with the progress made during the first nine months of the year. Our reported group income protection benefit ratio was 92.1 percent for the third quarter of 2007, consistent with the goals we established for improved claim operational effectiveness. Our 2007 priorities also include improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines, and our third quarter operating results generally reflect achievement of these priorities. Although our third quarter of 2007 supplemental and voluntary product lines operating income declined 1.9 percent relative to the third quarter of last year, our group life and accidental death and dismemberment product lines improved 30.7 percent. For the first nine months, operating income improved 8.5 percent in 2007 over the prior year in our supplemental and voluntary product lines and 19.3 percent in our group life and accidental death and dismemberment product lines. Positive trends for our Unum US group lines of business include favorable pricing trends, renewal profit improvement, and the management of case persistency. For all of our Unum US lines of business, we are aggressively managing our operating expenses and are continuing to make improvements in our operating effectiveness. Although sales for Unum US for the first nine months of 2007 were lower than 2006, sales in the third quarter of 2007 increased 4.4 percent over the prior year comparable period. We have throughout the year maintained our disciplined pricing, and our overall sales mix continues to be generally in line with our target mix. The number of new accounts in the group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, increased over the prior year first nine months, which we believe is a clear indication of our strong focus in this segment. We anticipate that sales for our group core market segment and our supplemental lines will increase in the fourth quarter of 2007 relative to the prior year fourth quarter. During the third quarter of 2007, Unum US introduced Simply Unum, a new product offering and administrative platform designed to better meet the needs of our group core market segment and our voluntary market. The new platform represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. The initial market rollout was limited to four pilot sales offices, with the full rollout expected to occur during the first quarter of 2008.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 43.3 percent for the third quarter of 2007 and 31.9 percent for the first nine months of 2007, as measured in Unum UK’s local currency, compared to the comparable periods of 2006. Sales in Unum UK declined in the third quarter of 2007 relative to the prior year, but on a year-to-date basis improved in 2007 relative to the prior year comparable period. This improvement was most apparent in the core market segment, which we now define for Unum UK as employee groups with less than 500 lives. The core market segment reported increases relative to the prior year in both the third quarter and the first nine months of 2007. Changes in pension legislation created a distraction in the market for employee benefits and negatively impacted sales during 2006. However, other U.K. legislative changes that became effective in October 2006 extended the legal retirement age and made it illegal for employers to discriminate on the basis of age, thereby encouraging the extension of insurance coverage. As a result and as expected, Unum UK sales have increased during the first nine months of 2007 relative to the 2006 levels, and we expect this trend to continue throughout the remainder of the year, although to a lesser extent as sales in the fourth quarter of 2006 were positively impacted by the legislative changes. We are focused on increasing market awareness and demand for income protection products in the U.K. market.

Our Colonial segment also had excellent operating results for the third quarter of 2007, with an increase in segment operating income of 20.0 percent compared to the prior year. For the first nine months of 2007, Colonial’s segment operating income increased 26.2 percent over the comparable prior year period. Colonial’s sales improved in the third quarter and first nine months of 2007, with increases of 2.2 percent and 3.5 percent over the same prior year periods. Most notable were sales increases in the public sector market for educators and in the commercial market segment for employee groups with less than 100 lives. The number of new accounts increased over the prior year first nine months, although the average new case size was smaller than expected. We anticipate that our sales growth will continue to increase year over year during the remainder of 2007, as positive trends have emerged in our agency sales force recruiting and productivity levels and in our targeted market segments. We are focused on maintaining profitable and sustainable sales growth for this segment. During the third quarter of 2007, we introduced a new hospital confinement indemnity insurance plan that gives businesses the opportunity to offer their employees a solution to help fill coverage gaps in their major medical plan and help protect employees against increasing out-of-pocket expenses. In October 2007, we introduced a group limited benefit plan that provides businesses a product offering for their employees who do not have major medical coverage.

Capital Management Strategy

Our capital planning objectives for 2007 were: maintain our risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the National Association of Insurance Commissioners (NAIC) Company Action Level formula, at the current level of approximately 300 percent; maintain our leverage ratio at current levels while exploring the potential benefits of further reductions; maintain holding company liquidity to cover at least one year of fixed charges; and evaluate opportunities for the effective use of holding company liquidity in excess of our target.

At the end of the third quarter of 2007, the RBC ratio for our traditional U.S. insurance subsidiaries remained consistent with our target level for the combined RBC ratio, and our holding company liquidity met our planning objectives.

In the first quarter of 2007, we purchased and retired $150.0 million of our adjustable conversion-rate equity security units, and in the second quarter of 2007, we redeemed $34.5 million of our 6.85% senior debentures. During the first nine months of 2007, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by our wholly-owned subsidiary Tailwind Holdings, LLC (Tailwind Holdings). Our debt to total capital ratio was 25.1 percent at the end of the third quarter of 2007, compared to 28.8 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to deferred acquisition costs and income taxes. We define total capital as debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges.

The debt to total capital ratio, when calculated excluding the non-recourse debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the year, was 24.2 percent at the end of the third quarter of 2007, compared to 26.2 percent at the beginning of 2007.

On October 31, 2007, we announced the completion of a securitization of our closed block of individual income protection reserves through the issuance of $800.0 million floating rate, insured, senior, secured notes by our wholly-owned subsidiary Northwind Holdings, LLC (Northwind Holdings). The transaction also includes the intercompany reinsurance of $11.1 billion of statutory reserves, representing approximately 95 percent of our Individual Income Protection – Closed Block segment, to Northwind Reinsurance Company (Northwind Re), a newly formed special purpose financial captive insurance company domiciled in Vermont and owned by Northwind Holdings. With the risk transfer to Northwind Re, our traditional U.S. insurance subsidiaries will be able to release excess statutory capital previously supporting this reinsured closed block business. The excess capital will be transferred to Unum Group from the ceding companies through extraordinary dividends. This capital structure allows us to continue to fully support the risk profile of this closed block of business while we redeploy excess capital to other uses.

As a result of the build-up of excess capital from improved operating trends and in anticipation of the securitization transaction, we recently formalized our capital management goals and objectives. The first priority is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our Company for improvements in its credit ratings. We have set in place several financial targets which will guide our capital management decisions including:

•

Maintain a risk based capital ratio of 300 percent or greater for our traditional U.S. insurance subsidiaries. This is to be measured on a weighted average basis using the NAIC Company Action Level formula.

•	Maintain leverage at approximately 25 percent. Leverage will be measured as debt to total capital, excluding the non-recourse debt and associated equity of Tailwind Holdings and Northwind Holdings.

•

Maintain excess capital at our holding companies sufficient to cover one year of fixed charges (measured as interest expense plus common stock dividends) plus a capital fund which will vary with business and economic conditions.

•	Maintain a common stock dividend yield that is near the median of our peer companies.

We consider any capital above that needed to achieve and maintain these metrics to be excess capital available to fund share repurchases, business growth, or acquisitions. Our goal in allocating excess capital is to maximize risk-adjusted shareholder returns over a three to five year time period, with share repurchase used as the benchmark for evaluating uses for excess capital. See “Liquidity and Capital Resources” contained herein for further detail on anticipated capital deployment during the remainder of 2007 and into 2008.

Outstanding Legal and Regulatory Issues

During the first nine months of 2007, we continued to make progress in resolving our outstanding legal and regulatory issues as described in Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

During the third quarter of 2007, we received two favorable rulings dismissing, with prejudice, both the antitrust and RICO causes of action in the case entitled In re Insurance Brokerage Antitrust Litigation. A motion to dismiss the remaining cause of action regarding alleged violations of ERISA remains outstanding. In the meantime, discovery in the case remains stayed.

During the second quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters discussed in our litigation footnote. The settlement agreement has been finalized but is subject to further court approval. The entire cost of the settlement was covered by insurance proceeds. In addition, we executed an agreement, subject to court approval, to settle all claims in the case entitled In re UnumProvident Corp. Securities Litigation. The amount of the settlement was $40.0 million, of which $28.4 million was covered by insurance proceeds. The net expense of $11.6 million was included in our second quarter of 2007 operating results.

During the first quarter of 2007, we reached an agreement in principle to resolve the putative derivative action in Leonard v. UnumProvident Corporation, et. al. which asserts claims against us and various members of our board of directors. The proposed settlement, the terms of which are not expected to be material to us, was approved by the court during the third quarter of 2007.

We have now substantially completed the claims reassessment process, as required by the regulatory settlement agreements. Any remaining claim reassessment costs will not have a material effect on our financial position or results of operations. The final examination under the multistate regulatory settlement agreement has commenced and is expected to be completed by mid-year 2008.

First Nine Months 2007 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

In the second quarter of 2007, we increased our provision for the estimated cost of the claim reassessment process $53.0 million before tax and $34.5 million after tax based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim. The claim reassessment process was implemented as a result of the settlement agreements we entered into with various state insurance regulators in 2004 and 2005. See Item 7 of our annual report on Form 10-K for the year ended December 31, 2006 for a discussion of these settlement agreements.

The revised second quarter estimate was based on the cost of approximately 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed at that time. At the time of our second quarter of 2007 revision, we had not yet finalized our claim reassessment on the remaining forms but had performed a financial review and included that information in our analysis of emerging experience. Additional information regarding the second quarter revision to our estimate is as follows:

1.	For the second quarter of 2007, the overturn rate averaged 48 percent and was 45 percent for the first six months of 2007.

2.	The average overturn rate was 40 percent at June 2007 from inception to date, compared to 37 percent at December 2006.

3.	The average incurred cost per reassessed claim during the first six months of 2007 was above the assumption we used for our third quarter 2006 revision.

4.	Our assumption concerning the total number of claims projected to be reassessed remained at approximately 23,000, with slightly more claims for group long-term income protection and fewer for individual income protection.

5.	We increased our previous estimate for benefit costs for claims reopened for our Unum US group long-term income protection product line $76.5 million. The revision related to the increase during the second quarter of 2007 in the overturn rate and the average cost, as well as a slightly higher number of claims.

6.	We decreased our previous estimate for benefit costs for claims reopened for our Individual Income Protection – Closed Block segment $10.7 million. Although the experience relative to our assumptions for the overturn rate was slightly higher, experience indicated that the total number of claims for this segment would be less than our previous assumptions.

7.	We decreased our previous estimate for the additional incremental direct claim reassessment operating expenses $12.8 million due to our projections for an earlier completion of the reassessment process. We released $10.3 million for Unum US group long-term income protection and $2.5 million for our Individual Income Protection – Closed Block segment.

8.	These second quarter of 2007 adjustments to our claim reassessment costs decreased before-tax operating earnings for our Unum US group income protection line of business $66.2 million and increased before-tax operating earnings for our Individual Income Protection – Closed Block segment $13.2 million.

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

During the first nine months of 2007, we made principal payments of $15.0 million on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. The costs associated with this debt reduction decreased our first nine months 2007 income approximately $0.8 million before tax, or $0.6 million after tax.

On October 31, 2007, Northwind Holdings, a newly formed Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $800.0 million of floating rate, insured, senior, secured notes due 2037 in a private offering. The notes bear interest at a floating rate equal to the three month London Interbank Offered Rate (LIBOR) plus 0.78%. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Northwind Re, the sole subsidiary of Northwind Holdings. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the business of Paul Revere Life, Provident, and Unum America (collectively, the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes.

See “Liquidity and Capital Resources” contained herein in Item 2 and Notes 6 and 10 of the “Notes to Consolidated Financial Statements” contained in Item 1 for additional information.

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

Income Tax

The income tax rate in the U.K. will be reduced from 30 percent to 28 percent in April 2008. In accordance with U.S. generally accepted accounting principles (GAAP), we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, which occurred during the third quarter of 2007. Therefore, we recorded a reduction of $1.7 million to our income tax expense in the third quarter of 2007 to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations.

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

In the third quarter of 2006, we increased our provision for the cost of the reassessment process $325.4 million before tax and $211.5 million after tax based on changes in our emerging experience for the number of decisions being overturned by the reassessment process and the average cost per reassessed claim. The revised third quarter estimate was based on the cost of approximately 55 percent of the projected ultimate total number of claims expected to be reassessed. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time then estimated to complete the process. Our best estimate of $310.4 million for the reopened claims assumed that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed at that time would be similar to the average profile of the 55 percent already reviewed at that time. The third quarter charge decreased before-tax operating results for our Unum US group income protection line of business $291.4 million and our Individual Income Protection – Closed Block segment $34.0 million.

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

In November 2006, Tailwind Holdings issued $130.0 million of senior, secured notes in a private offering. The payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. See “Liquidity and Capital Resources” contained herein in Item 2 and Note 6 of the “Notes to Consolidated Financial Statements” contained in Item 1 for additional information.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, DAC, valuation of fixed maturity investment securities, and income taxes. There have been no significant changes in our critical accounting estimates during the first nine months of 2007, other than those resulting from the January 1, 2007 adoption of SOP 05-1 and FIN 48, which were disclosed in our “Critical Accounting Estimates” in our 2006 Form 10-K and are also discussed in Notes 2 and 8 of the “Notes to Consolidated Financial Statements” included herein in Item 1.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Revenue
Premium Income	$1,986.5	0.9%	$1,969.0	$5,917.2	(0.2)%	$5,926.2
Net Investment Income	603.2	4.2	578.8	1,790.5	4.1	1,719.2
Net Realized Investment Gain (Loss)	(46.1)	N.M.	4.8	(39.4)	N.M.	1.5
Other Income	66.6	2.8	64.8	208.1	8.2	192.3

Total	2,610.2	(0.3)	2,617.4	7,876.4	0.5	7,839.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,726.3	(17.4)	2,088.9	5,272.5	(8.5)	5,764.3
Commissions	209.2	5.2	198.9	630.5	2.8	613.5
Interest and Debt Expense	43.9	(0.7)	44.2	134.3	(8.0)	146.0
Cost Related to Early Retirement of Debt	—	—	—	3.2	(86.1)	23.1
Deferral of Acquisition Costs	(139.2)	9.2	(127.5)	(413.6)	5.3	(392.8)
Amortization of Deferred Acquisition Costs	121.2	4.6	115.9	360.1	1.8	353.7
Compensation Expense	179.9	6.1	169.6	530.6	4.9	505.7
Other Expenses	189.9	(15.5)	224.8	587.0	(6.2)	625.9

Total	2,331.2	(14.1)	2,714.8	7,104.6	(7.0)	7,639.4

Income (Loss) from Continuing Operations Before Income Tax	279.0	N.M.	(97.4)	771.8	N.M.	199.8
Income Tax (Benefit)	92.0	N.M.	(32.1)	259.9	N.M.	70.4

Income (Loss) from Continuing Operations	187.0	N.M.	(65.3)	511.9	N.M.	129.4

Income from Discontinued Operations	—	(100.0)	1.6	6.9	25.5	5.5

Net Income (Loss)	$187.0	N.M.	$(63.7)	$518.8	N.M.	$134.9

N.M. = not a meaningful percentage

In describing our results, we may at times note certain items and exclude the impact of these items on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur. The second quarter of 2007 and first and third quarter of 2006 revisions to our estimate of benefit costs and associated operating expenses for claims reopened in our claim reassessment process affect the comparability of the financial results reported herein and, only where noted, are excluded from certain of our financial ratios and metrics.

Consolidated premium income was slightly higher in the third quarter of 2007 relative to the third quarter of 2006, but was marginally lower in the first nine months of 2007 relative to the same prior year period. We reported increases in premium income for the third quarter and first nine months of 2007 relative to the comparable prior year periods for Unum US supplemental and voluntary lines of business, Unum UK, and Colonial. Unum US group income protection and group life and accidental death and dismemberment lines of business experienced declines in premium income, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. Premium income in the Individual Income Protection – Closed Block segment decreased in the third quarter and first nine months of 2007 relative to the same prior year periods due primarily to the expected decline in this block of closed business.

Net investment income was higher in the third quarter and first nine months of 2007 than the third quarter and first nine months of 2006 due primarily to the growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. We expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield in our portfolio, but our investment income is expected to increase due to the continued growth in invested assets. Although the fair value at which we report our fixed maturity securities in our consolidated balance sheets increased only $190.9 million during the first nine months of 2007, due primarily to the impact of the increase in interest rates on fair values, our amortized cost of fixed maturity securities increased over $1.2 billion during the first nine months of the 2007, reflecting new purchase activity.

For the third quarter and first nine months, we reported net realized investment losses of $46.1 million and $39.4 million in 2007 compared to gains of $4.8 million and $1.5 million for the comparable periods of 2006. Included in those amounts are changes in the fair value of the embedded derivatives in certain reinsurance contracts, which resulted in net realized losses of $27.7 million and $21.4 million in the third quarter and first nine months of 2007 compared to a net realized gain of $3.0 million and a loss of $4.5 million for the prior year periods. Also, in the third quarter of 2007, we recognized losses of $18.4 million related to the decline in fair value below amortized cost for certain securities for which it was determined during the third quarter of 2007 that we no longer had the intent to hold to recovery or maturity due to anticipated changes in our capital requirements resulting from the reinsurance transactions involving our Individual Income Protection – Closed Block segment business and the related issuance of $800.0 million of senior, secured notes in a private offering, as previously discussed herein, as well as our capital redeployment plans. We actively manage our credit risk and expect our gains and losses for the fourth quarter of 2007 to be relatively consistent with the first two quarters of 2007. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 86.9 percent and 89.1 percent for the third quarter and first nine months of 2007 compared to 106.1 percent and 97.3 percent for the same periods of 2006. Our reported benefits and change in reserves for future benefits include charges of $65.8 million for the first nine months of 2007 and $310.4 million and $396.4 million for the third quarter and the first nine months of 2006, respectively, related to revisions to our estimate of benefit costs for claims reopened in our claim reassessment process. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 88.0 percent for the first nine months of 2007 and 90.3 percent and 90.6 percent, respectively, for the third quarter and first nine months of 2006. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is lower relative to the third quarter and first nine months of 2006 due to the reduction in our outstanding debt.

The reported ratio of compensation and other expenses to premium income declined in the third quarter and first nine months of 2007 relative to the prior year periods. Those expenses include increases (decreases) in the claim reassessment related incremental direct operating expense estimates of $(12.8) million in the first nine months of 2007 and $15.0 million in the third quarter and first nine months of 2006, as well as the charge of $18.5 million for the broker compensation settlements in the third quarter and first nine months of 2006. Excluding those items, our expense ratios increased in comparison to the third quarter and first nine months of 2006. The increase was due primarily to the decrease in premium income, as well as the second quarter of 2007 litigation settlement expense and additional expenses associated with the development of new product offerings in our core lines of business. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

As previously noted, during the third quarter of 2007, we recorded a reduction of $1.7 million to our income tax expense to reflect the impact of the enactment of the U.K. tax rate change on our net deferred tax liability related to our U.K. operations.

Consolidated Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Unum US
Fully Insured Products	$109.0	3.4%	$105.4	$404.1	(6.5)%	$432.0
Administrative Services Only (ASO) Products	1.5	N.M.	0.4	4.6	12.2	4.1

Total Unum US	110.5	4.4	105.8	408.7	(6.3)	436.1

Unum UK	22.2	(12.6)	25.4	70.8	24.0	57.1

Colonial	74.5	2.2	72.9	220.7	3.5	213.2

Individual Income Protection - Closed Block	0.7	(36.4)	1.1	2.3	(34.3)	3.5

Consolidated	$207.9	1.3	$205.2	$702.5	(1.0)	$709.9

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating Revenue by Segment	$2,656.3	$2,612.6	$7,915.8	$7,837.7
Net Realized Investment Gain (Loss)	(46.1)	4.8	(39.4)	1.5

Revenue	$2,610.2	$2,617.4	$7,876.4	$7,839.2

Operating Income (Loss) by Segment	$325.1	$(102.2)	$811.2	$198.3
Net Realized Investment Gain (Loss)	(46.1)	4.8	(39.4)	1.5
Income Tax (Benefit)	92.0	(32.1)	259.9	70.4
Income from Discontinued Operations	—	1.6	6.9	5.5

Net Income (Loss)	$187.0	$(63.7)	$518.8	$134.9

As previously noted, included in operating income (loss) by segment are before-tax charges of $53.0 million in the first nine months of 2007 and $325.4 million and $411.4 million in the third quarter and the first nine months of 2006, respectively, related to revisions to our regulatory claim reassessment reserve estimates. These charges lowered net income $34.5 million in 2007 and $211.5 million and $267.4 million in 2006 for the applicable periods.

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

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$1,255.3	(1.8)%	$1,278.6	$3,765.9	(3.3)%	$3,894.0
Net Investment Income	283.1	8.1	261.9	846.9	8.8	778.5
Other Income	32.8	20.1	27.3	102.0	26.2	80.8

Total	1,571.2	0.2	1,567.8	4,714.8	(0.8)	4,753.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,042.8	(23.3)	1,359.4	3,227.4	(11.4)	3,644.6
Commissions	124.3	2.4	121.4	377.4	(0.7)	380.0
Deferral of Acquisition Costs	(76.2)	6.1	(71.8)	(226.0)	(1.0)	(228.2)
Amortization of Deferred Acquisition Costs	70.7	(3.7)	73.4	208.3	(9.6)	230.3
Other Expenses	245.3	(5.1)	258.6	728.7	(5.0)	766.8

Total	1,406.9	(19.2)	1,741.0	4,315.8	(10.0)	4,793.5

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$164.3	194.9	$(173.2)	$399.0	N.M.	$(40.2)

N.M. = not a meaningful percentage

As previously discussed, included in operating income (loss) for Unum US are before-tax charges of $66.2 million in the first nine months of 2007 and $291.4 million and $364.2 million in the third quarter and first nine months of 2006, respectively, related to revisions to our regulatory claim reassessment reserve estimates.

Unum US Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Fully Insured Products
Group Long-term Income Protection	$23.9	(5.9)%	$25.4	$102.4	(14.2)%	$119.4
Group Short-term Income Protection	8.5	(13.3)	9.8	39.9	(1.7)	40.6
Group Life	17.3	(2.3)	17.7	72.7	(23.0)	94.4
Accidental Death & Dismemberment	2.4	33.3	1.8	7.6	(1.3)	7.7
Individual Income Protection - Recently Issued	15.2	7.8	14.1	44.2	13.3	39.0
Group Long-term Care	8.2	49.1	5.5	21.4	55.1	13.8
Individual Long-term Care	2.2	(24.1)	2.9	6.6	(21.4)	8.4
Voluntary Workplace Benefits	31.3	11.0	28.2	109.3	0.6	108.7

Total Fully Insured Products	109.0	3.4	105.4	404.1	(6.5)	432.0

Administrative Services Only (ASO) Products	1.5	N.M.	0.4	4.6	12.2	4.1

Total Sales	$110.5	4.4	$105.8	$408.7	(6.3)	$436.1

N.M. = not a meaningful percentage

Sales for Unum US in the third quarter of 2007 were higher than that of the prior year period, but on a year-to-date basis, declined from the level of 2006. We maintained our disciplined pricing and our overall sales mix was generally in line with our target mix. In the third quarter of 2007, we had a sales mix in our group product lines of approximately 69 percent core market and 31 percent large case market. In the first nine months of 2007, we had a sales mix of approximately 57 percent core market and 43 percent large case market, generally in line with our targeted 60 percent core/40 percent large case market distribution mix. Although sales on an annualized premium basis declined year over year in our group core market segment, the number of new accounts in this segment increased over the prior year first nine months.

Sales for our individual income protection line of business increased over the prior year third quarter and first nine months. We continue to focus on the multi-life individual income protection business, with approximately 94.0 percent and 93.4 percent of total third quarter and first nine months of 2007 sales for this line of business occurring in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Our voluntary workplace benefits sales increased in the third quarter and first nine months of 2007 relative to the same prior year periods, consistent with our focus on sales growth in our voluntary product lines.

We anticipate that sales for our group core market segment and our supplemental lines will increase during the remainder of 2007 relative to the prior year. Because our focus for our 2007 renewal program is aimed primarily at improving the profitability of our large case group business, sales and persistency for the large case market segment have declined during 2007, as expected. As previously noted, during the third quarter of 2007, we introduced Simply Unum, a new product offering and administrative platform designed to better meet the needs of our group core market segment and our voluntary market. The full roll out to all sales offices is expected to occur during the first quarter of 2008.

Unum US Persistency and Renewal of Existing Business

A continuing part of our strategy for Unum US group business involves executing our renewal programs and managing persistency in our existing blocks of business. Our renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we expect that the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain broker relationships. As previously discussed, we expected persistency, measured in both premium dollars and in number of cases, for the large case group market segment to decline during 2007 relative to the prior year because of our 2007 strategy for this market. We do not expect premium and case persistency to decline for our core group market segment.

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

In January of 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies. The rate adjustment brings the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increases has begun to emerge and is expected to continue to do so during the remainder of 2007.

Unum US Group Income Protection Operating Results

Shown below are financial results and key performance indicators for Unum US group income protection.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$470.3	(2.9)%	$484.4	$1,422.4	(2.5)%	$1,459.5
Group Short-term Income Protection	123.0	(6.3)	131.3	370.3	(7.2)	398.9

Total Premium Income	593.3	(3.6)	615.7	1,792.7	(3.5)	1,858.4
Net Investment Income	160.3	7.2	149.6	481.1	6.1	453.5
Other Income	24.4	17.9	20.7	73.7	19.4	61.7

Total	778.0	(1.0)	786.0	2,347.5	(1.1)	2,373.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	546.4	(36.3)	858.4	1,738.7	(17.8)	2,114.9
Commissions	40.5	(3.8)	42.1	127.4	(4.1)	132.8
Deferral of Acquisition Costs	(14.7)	(4.5)	(15.4)	(45.2)	(6.6)	(48.4)
Amortization of Deferred Acquisition Costs	16.4	(24.8)	21.8	49.6	(24.4)	65.6
Other Expenses	139.0	(9.8)	154.1	413.3	(7.1)	444.9

Total	727.6	(31.4)	1,061.0	2,283.8	(15.7)	2,709.8

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$50.4	118.3	$(275.0)	$63.7	118.9	$(336.2)

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	92.1%		139.4%	97.0%		113.8%
Other Expense Ratio (2)	23.4%		25.0%	23.1%		23.9%
Before-tax Operating Income (Loss) Ratio (3)	8.5%		(44.7)%	3.6%		(18.1)%

Premium Persistency:
Group Long-term Income Protection				84.9%		87.5%
Group Short-term Income Protection				75.5%		85.3%

Case Persistency:
Group Long-term Income Protection				88.1%		86.9%
Group Short-term Income Protection				87.1%		85.8%

(1)	Included in this ratio is the second quarter of 2007 $76.5 million increase in our claim reassessment reserve estimate. Excluding this revision, the benefit ratio for the nine months ended September 30, 2007 would have been 92.7%.

Included in this ratio are the third quarter of 2006 $276.4 million and first quarter of 2006 $72.8 million increases in our claim reassessment reserve estimate. Excluding these revisions, the benefit ratio for the three and nine month periods ended September 30, 2006 would have been 94.5% and 95.0%, respectively.

(2)	Included in this ratio is the second quarter of 2007 $10.3 million decrease in our claim reassessment incremental direct operating expense estimate. Excluding this revision, the other expense ratio for the nine months ended September 30, 2007 would have been 23.6%.

Included in this ratio is the third quarter of 2006 $15.0 million increase in our claim reassessment incremental direct operating expense estimate. Excluding this revision, the other expense ratio for the three and nine month periods ended September 30, 2006 would have been 22.6% and 23.1%, respectively.

(3)	Included in this ratio is the second quarter of 2007 $66.2 million net increase in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the nine months ended September 30, 2007 would have been 8.5%.

Included in this ratio are the third quarter of 2006 $291.4 million and first quarter of 2006 $72.8 million increases in our claim reassessment cost estimate. Excluding these revisions, the before-tax operating income ratio for the three and nine month periods ended September 30, 2006 would have been 2.7% and 1.5%, respectively.

Premium income for group income protection decreased in the third quarter and first nine months of 2007 relative to the prior year, as expected, due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations given our business mix strategy. Net investment income increased in the third quarter and first nine months of 2007 in comparison to the same prior year periods due to the growth in the level of assets supporting these lines of business and an increase in bond call premiums, partially offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $16.7 million and $48.4 million for the third quarter and first nine months of 2007, respectively, and $14.8 million and $46.0 million for the third quarter and first nine months of 2006.

Excluding the revisions to our estimate for claim reassessment costs, the benefit ratios for the third quarter and first nine months of 2007 were lower than the benefit ratios for the comparable periods of 2006 due primarily to lower paid claims in both group long-term and short-term income protection and a higher rate of claim recoveries relative to the third quarter and first nine months of 2006.

Our claim operational effectiveness continues to improve as a result of our organizational and process changes. While additional performance improvement is expected to occur during the remainder of 2007, the operational improvement we have projected may occur at a slower rate, and we may incur higher than anticipated claim costs.

The net decrease in the amortization of DAC is due primarily to the decrease in the level of DAC for these lines of business resulting from the adoption of the new accounting policy related to DAC on internal replacements, offset somewhat by higher amortization resulting from the shorter amortization period for DAC. The other expense ratio, excluding the adjustments to our claim reassessment incremental operating expense estimate, increased slightly in the third quarter and first nine months of 2007 compared to the same prior year periods due to the decline in premium income. We continue to aggressively manage expenses against this expected revenue decline.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Life	$276.4	(6.1)%	$294.5	$834.3	(11.0)%	$937.1
Accidental Death & Dismemberment	33.2	(8.0)	36.1	97.7	(14.1)	113.8

Total Premium Income	309.6	(6.4)	330.6	932.0	(11.3)	1,050.9
Net Investment Income	32.9	(7.1)	35.4	102.4	(3.1)	105.7
Other Income	0.7	N.M.	0.1	1.9	N.M.	—

Total	343.2	(6.3)	366.1	1,036.3	(10.4)	1,156.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	223.7	(11.1)	251.6	688.7	(14.2)	802.4
Commissions	21.2	1.0	21.0	66.3	(1.2)	67.1
Deferral of Acquisition Costs	(8.7)	(3.3)	(9.0)	(26.3)	(8.4)	(28.7)
Amortization of Deferred Acquisition Costs	9.9	(38.5)	16.1	29.1	(40.4)	48.8
Other Expenses	40.9	(5.8)	43.4	121.4	(10.3)	135.3

Total	287.0	(11.2)	323.1	879.2	(14.2)	1,024.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.2	30.7	$43.0	$157.1	19.3	$131.7

Operating Ratios (% of Premium Income):
Benefit Ratio	72.3%		76.1%	73.9%		76.4%
Other Expense Ratio	13.2%		13.1%	13.0%		12.9%
Before-tax Operating Income Ratio	18.2%		13.0%	16.9%		12.5%

Premium Persistency:
Group Life				79.3%		80.3%
Accidental Death & Dismemberment				79.6%		82.5%

Case Persistency:
Group Life				87.2%		86.5%
Accidental Death & Dismemberment				87.6%		86.6%

N.M. = not a meaningful percentage

As expected, premium income in group life decreased in the third quarter and first nine months of 2007 relative to the same prior year periods due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations. The decrease in net investment income relative to the prior year third quarter and first nine months resulted primarily from a decline in the level of assets supporting these lines of business.

The benefit ratio decreased in the third quarter and first nine months of 2007 due primarily to a lower submitted and paid claim incidence rate for group life, offset partially by higher paid claim incidence rates for the accidental death and dismemberment line of business.

Similar to our group income protection products, amortization of DAC is lower this year relative to last year due to the adoption of SOP 05-1. Other expenses decreased in the third quarter and first nine months of 2007 relative to the same prior year periods, enabling the other expense ratio to remain stable against the expected decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Individual Income Protection - Recently Issued	$115.1	3.5%	$111.2	$343.5	3.3%	$332.6
Long-term Care	135.5	9.2	124.1	395.8	8.2	365.9
Voluntary Workplace Benefits	101.8	4.9	97.0	301.9	5.5	286.2

Total Premium Income	352.4	6.0	332.3	1,041.2	5.7	984.7
Net Investment Income	89.9	16.9	76.9	263.4	20.1	219.3
Other Income	7.7	18.5	6.5	26.4	38.2	19.1

Total	450.0	8.3	415.7	1,331.0	8.8	1,223.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	272.7	9.3	249.4	800.0	10.0	727.3
Commissions	62.6	7.4	58.3	183.7	2.0	180.1
Deferral of Acquisition Costs	(52.8)	11.4	(47.4)	(154.5)	2.3	(151.1)
Amortization of Deferred Acquisition Costs	44.4	25.1	35.5	129.6	11.8	115.9
Other Expenses	65.4	7.0	61.1	194.0	4.0	186.6

Total	392.3	9.9	356.9	1,152.8	8.9	1,058.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$57.7	(1.9)	$58.8	$178.2	8.5	$164.3

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Income Protection - Recently Issued	58.6%		57.6%	57.9%		56.9%
Long-term Care	106.9%		101.4%	106.5%		98.4%
Voluntary Workplace Benefits	59.2%		61.4%	59.4%		62.2%
Other Expense Ratio	18.6%		18.4%	18.6%		18.9%
Before-tax Operating Income Ratio	16.4%		17.7%	17.1%		16.7%

Interest Adjusted Loss Ratios:
Individual Income Protection - Recently Issued	42.6%		43.1%	42.4%		42.8%
Long-term Care	79.8%		74.8%	78.5%		72.7%

Premium Persistency:
Individual Income Protection - Recently Issued				90.9%		90.4%
Long-term Care				94.9%		95.4%
Voluntary Workplace Benefits				78.3%		81.1%

The increase in premium income for the third quarter and first nine months of 2007 relative to the prior year third quarter and first nine months is due to sales growth and overall stable persistency, although premium persistency for certain of the product lines declined compared to the prior year. Net investment income increased relative to the prior year third quarter and first nine months primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual income protection – recently issued business decreased slightly in the third quarter and first nine months of 2007 relative to the same prior year periods due primarily to a decrease in the submitted claim incidence rate as well as an increase in the claim recovery rate. The interest adjusted loss ratio for long-term care was higher in the third quarter and first nine months of 2007 than in the same prior year periods due primarily to an increase in the submitted claim incidence rate and a decrease in the claim recovery and mortality rates. The benefit ratio for voluntary workplace benefits decreased in comparison to the third quarter and first nine months of 2006 due primarily to a lower rate of paid claim incidence.

The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2007 relative to the same prior year periods due to the acceleration of amortization for certain of the product lines with lower than anticipated persistency. Other expenses for the third quarter of 2007 and the first nine months of 2007 increased in comparison to the third quarter and first nine months of 2006, driven primarily by growth in the long-term care and voluntary workplace benefits lines of business. The other expense ratio for the supplemental and voluntary lines of business increased slightly in comparison to the third quarter of 2006 but decreased relative to the first nine months of 2006 due to the growth in premium income.

Segment Outlook

Our primary focus for the remainder of 2007 is continued improvement of our claims management performance in our group income protection line of business, with an expected overall benefit ratio for group income protection in the 90 to 92 percent range by the end of 2007, excluding the second quarter of 2007 impact from the revision to our claim reassessment reserve. We also continue to focus on improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines.

We intend to continue to invest in technology and new product solutions to meet the changing needs and opportunities in our markets. Our Simply Unum product offering and administrative platform, designed to better meet the needs of our group core market segment and our voluntary market, was introduced in selected sales offices during the third quarter of 2007, and we are pleased with the market reception. Simply Unum is a long-term strategy and will continue to adapt to the needs of our marketplace in multiple phases over the next several years.

We continue to shift our mix of business to the group core market and the supplemental and voluntary product lines and to maintain our disciplined approach to pricing, renewals, and risk selection, with a continued effort to balance growth and profitability. This strategy has, as expected, caused a lower premium persistency or market share, particularly in the large case market. As expected, we have not experienced a decline in the number of cases, or case persistency, for our Unum US group core market segment or for the Unum US group market on an aggregate basis.

Unum UK Segment

Unum UK includes insurance for group long-term income protection, group life, and individual income protection products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	$192.4	13.5%	$169.5	$561.6	20.2%	$467.2
Group Life	45.3	8.1	41.9	127.0	5.3	120.6
Individual Income Protection	9.9	19.3	8.3	28.3	17.9	24.0

Total Premium Income	247.6	12.7	219.7	716.9	17.2	611.8
Net Investment Income	47.4	3.5	45.8	143.1	15.7	123.7
Other Income	0.7	N.M.	—	2.7	N.M.	—

Total	295.7	11.4	265.5	862.7	17.3	735.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	132.0	(10.6)	147.6	421.4	1.7	414.5
Commissions	16.0	15.9	13.8	49.3	33.6	36.9
Deferral of Acquisition Costs	(10.5)	25.0	(8.4)	(30.2)	18.0	(25.6)
Amortization of Deferred Acquisition Costs	12.4	106.7	6.0	36.6	115.3	17.0
Other Expenses	44.8	9.3	41.0	131.8	12.9	116.7

Total	194.7	(2.7)	200.0	608.9	8.8	559.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$101.0	54.2	$65.5	$253.8	44.2	$176.0

Operating Ratios (% of Premium Income):
Benefit Ratio	53.3%		67.2%	58.8%		67.8%
Other Expense Ratio	18.1%		18.7%	18.4%		19.1%
Before-tax Operating Income Ratio	40.8%		29.8%	35.4%		28.8%

Premium Persistency:
Group Long-term Income Protection				88.0%		90.4%
Group Life				71.0%		69.0%
Individual Income Protection				87.9%		88.1%

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

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Income Protection	£95.1	5.2%	£90.4	£282.4	10.0%	£256.7
Group Life	22.5	0.9	22.3	63.9	(3.6)	66.3
Individual Income Protection	4.8	9.1	4.4	14.2	7.6	13.2

Total Premium Income	122.4	4.5	117.1	360.5	7.2	336.2
Net Investment Income	23.5	(3.7)	24.4	72.0	6.0	67.9
Other Income	0.4	N.M.	0.1	1.4	N.M.	—

Total	146.3	3.3	141.6	433.9	7.4	404.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	65.3	(17.0)	78.7	212.1	(6.9)	227.7
Commissions	7.9	8.2	7.3	24.8	22.8	20.2
Deferral of Acquisition Costs	(5.2)	15.6	(4.5)	(15.2)	7.8	(14.1)
Amortization of Deferred Acquisition Costs	6.1	96.8	3.1	18.4	97.8	9.3
Other Expenses	22.2	0.5	22.1	66.3	3.1	64.3

Total	96.3	(9.7)	106.7	306.4	(0.3)	307.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£50.0	43.3	£34.9	£127.5	31.9	£96.7

Weighted Average Pound/Dollar Exchange Rate	2.020		1.877	1.991		1.820

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2007 relative to the third quarter and first nine months of 2006 due primarily to prior period sales increases and an increase in persistency for the group life product line, partially offset by a decline in persistency for the group long-term income protection product line. Net investment income decreased in the third quarter of 2007 in comparison to the third quarter of 2006 due to decreased income related to the investment portfolio’s index-linked bonds. Net investment income increased in the first nine months of 2007 relative to the same prior year period due to continued growth in the business and the assets supporting the lines of business and also due to the positive year-to-date performance of the investment portfolio’s index-linked bonds.

The lower benefit ratio in the third quarter and first nine months of 2007 in comparison to the third quarter and first nine months of 2006 was primarily the result of a third quarter of 2007 adjustment to our long-term assumptions for claim reserves due to emerging experience and our view of future events, which increased third quarter and year-to-date 2007 segment operating income approximately £8.2 million. Also contributing to a lower benefit ratio for the first nine months of 2007 was a lower rate of claim incidence for both group long-term income protection and group life, partially offset by lower claim recoveries for group long-term income protection. Claim incidence rates for the third quarter of 2007 were consistent with that of the prior year third quarter.

Commissions increased in the third quarter and first nine months of 2007 relative to the same prior year periods due primarily to prior period sales in the group long-term income protection line of business.

Amortization of DAC increased in the third quarter and first nine months of 2007 due to the shorter amortization period for DAC resulting from the adoption of SOP 05-1. The amount of the cumulative effect adjustment decreased the 2007 opening balance of Unum UK DAC approximately £45.1 million, or $88.3 million, which results in decreased amortization because of the lower deferred asset level. However, the timing of policy renewals occurring during 2007 results in increased amortization, causing an overall net increase in expense for the third quarter and first nine months of 2007. The other expense ratio decreased in the third quarter and first nine months of 2007 compared to the same prior year periods due to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006

Group Long-term Income Protection	$16.6	(7.8)%	$18.0	$55.1	40.2%	$39.3
Group Life	3.4	(43.3)	6.0	10.2	(25.5)	13.7
Individual Income Protection	2.2	57.1	1.4	5.5	34.1	4.1

Total Sales	$22.2	(12.6)	$25.4	$70.8	24.0	$57.1

Total Sales (in millions of pounds)	£11.0	(18.5)	£13.5	£35.6	14.5	£31.1

Sales in Unum UK decreased in the third quarter of 2007 relative to the prior year third quarter driven primarily by a decrease in sales in the large case market, which for Unum UK equals employee groups with 500 lives or more. However, sales increased in the first nine months of 2007 relative to the prior year first nine months, with sales in the core market segment, or employee groups with less than 500 lives, particularly high relative to the prior year. Sales in the U.K. market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. We anticipate that sales will continue to improve throughout the remainder of 2007.

Segment Outlook

During the remainder of 2007, we intend to focus on maintaining our strong leadership position in the U.K. We expect that the level of profitability in the fourth quarter of 2007 will approximate that of the first two quarters of the year. We anticipate that our high levels of profitability will continue, but with margins likely to return to below 30 percent in the medium to longer term. We also expect slower growth in operating income as the acquisition related growth of the last several years subsides.

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

Operating Results

Shown below are financial results and key performance indicators for Colonial.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income
Income Protection	$141.7	5.5%	$134.3	$421.9	6.3%	$396.9
Life	35.6	7.2	33.2	106.5	11.3	95.7
Cancer and Critical Illness	49.7	9.7	45.3	146.8	11.0	132.3

Total Premium Income	227.0	6.7	212.8	675.2	8.0	624.9
Net Investment Income	25.0	5.9	23.6	74.3	6.8	69.6
Other Income	0.3	50.0	0.2	0.9	—	0.9

Total	252.3	6.6	236.6	750.4	7.9	695.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	110.4	(1.4)	112.0	326.4	(0.5)	327.9
Commissions	50.7	12.7	45.0	149.8	8.7	137.8
Deferral of Acquisition Costs	(52.5)	11.0	(47.3)	(157.4)	13.2	(139.0)
Amortization of Deferred Acquisition Costs	38.1	4.4	36.5	115.2	8.3	106.4
Other Expenses	43.1	12.5	38.3	129.4	13.4	114.1

Total	189.8	2.9	184.5	563.4	3.0	547.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$62.5	20.0	$52.1	$187.0	26.2	$148.2

Operating Ratios (% of Premium Income):
Benefit Ratio	48.6%		52.6%	48.3%		52.5%
Other Expense Ratio	19.0%		18.0%	19.2%		18.3%
Before-tax Operating Income Ratio	27.5%		24.5%	27.7%		23.7%

Premium Persistency:
Income Protection				76.0%		75.0%
Life				82.9%		85.0%
Cancer and Critical Illness				83.8%		82.5%

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas. Net investment income increased in the third quarter and first nine months of 2007 in comparison to the same prior year periods due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in the third quarter and first nine months of 2007 in comparison to the third quarter and first nine months of 2006 due primarily to favorable risk experience in the income protection and life lines of business. The improvement in the income protection lines of business resulted from the continued

favorable experience related to several new products introduced in 2004. In addition, individual short-term income protection claim incidence and average claim duration decreased in the third quarter and first nine months of 2007 compared to the same prior year periods, while the average claim payment was higher in the third quarter and first nine months of 2007 relative to the same prior year periods. For accident products, which are included in the income protection line of business, the claim incidence rate and average claim payment both decreased in the third quarter and first nine months of 2007 relative to the third quarter and first nine months of 2006. The life line of business reported a decrease in incurred claims for the third quarter and the first nine months of 2007. The cancer and critical illness product line also reported lower benefits and reserve changes in the third quarter and first nine months of 2007 relative to the same prior year periods.

Although we continue to focus on expense management, the other expense ratio for the third quarter and first nine months of 2007 increased in comparison to the same prior year periods due primarily to our investment in the development of additional product offerings and to one-time adjustments to commissions and operating expenses that occurred in the second quarter of 2006 that increased commissions and reduced other expenses.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006

Income Protection	$47.1	2.2%	$46.1	$139.4	3.7%	$134.4
Life	14.9	(2.6)	15.3	44.7	0.4	44.5
Cancer and Critical Illness	12.5	8.7	11.5	36.6	6.7	34.3

Total Sales	$74.5	2.2	$72.9	$220.7	3.5	$213.2

Colonial’s sales in the third quarter and first nine months of 2007 increased in comparison to the prior year’s third quarter and first nine months primarily due to sales increases in the public sector market for educators and in the commercial market segment for employee groups with less than 100 lives. Also contributing to the sales increase was an increase in the number of new accounts over the prior year third quarter and first nine months, offset partially by a decrease in the average new case size, which resulted in lower annualized premium per case sold.

Segment Outlook

During the remainder of 2007, we intend to increase sales by investing in various growth initiatives, including the introduction of additional product offerings. During the third quarter of 2007, we introduced a new hospital confinement indemnity insurance plan. In the fourth quarter of 2007, we expect to introduce a group limited benefit plan designed to target employees without major medical coverage. We believe this growth strategy will consistently produce a higher level of premium and operating income growth over the long term.

The premium growth of over 10 percent in the first quarter of 2007 was aided in part by the lapsing of policies during the first quarter of 2006 in hurricane-impacted areas, as previously noted. As a result, we anticipate premium growth for the fourth quarter of 2007 to approximate our second quarter and third quarter growth trends, while the favorable risk experience is expected to continue during the remainder of 2007 but may not be sustainable over the long term.

Our 2007 initiatives also include continued development of improved business tools through the effective use of technology, additional development of our sales organization, and an increase in our sales activity through expansion into markets and territories where we have less market share. We believe that the changes we have made and continue to make in our sales organization through recruiting, development, and training will continue to drive accelerated growth through improved productivity.

Individual Income Protection - Closed Block Segment

The Individual Income Protection – Closed Block segment generally consists of those individual income protection policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual income protection business. We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall risk above a specified retention limit, which is approximately $7.9 billion at September 30, 2007. The maximum risk limit for the reinsurer grows to approximately $2.4 billion over time, after which any further losses will revert to us.

Operating Results

Shown below are financial results and key performance indicators for the Individual Income Protection – Closed Block segment. As previously discussed, included in operating income (loss) is a before-tax credit of $13.2 million in the first nine months of 2007 and charges of $13.2 million and $47.2 million in the third quarter and first nine months of 2006, respectively, related to revisions to our regulatory claim reassessment reserve estimates.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$256.0	(0.7)%	$257.8	$757.7	(4.5)%	$793.0
Net Investment Income	213.6	3.2	207.0	621.6	(0.3)	623.2
Other Income	27.5	7.8	25.5	78.6	3.8	75.7

Total	497.1	1.4	490.3	1,457.9	(2.3)	1,491.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	415.6	(6.1)	442.6	1,209.6	(6.1)	1,288.0
Commissions	17.8	(2.7)	18.3	52.5	(9.0)	57.7
Other Expenses	34.3	(1.2)	34.7	101.3	(2.2)	103.6

Total	467.7	(5.6)	495.6	1,363.4	(5.9)	1,449.3

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$29.4	N.M.	$(5.3)	$94.5	121.8	$42.6

Interest Adjusted Loss Ratio (1)	92.4%		106.2%	91.5%		98.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	13.4%		13.5%	13.4%		13.1%
Before-tax Operating Income (Loss) Ratio (3)	11.5%		(2.1)%	12.5%		5.4%

Premium Persistency				94.4%		94.3%

N.M. = not a meaningful percentage

(1)	Included in this ratio is the second quarter of 2007 $10.7 million decrease in our claim reassessment reserve estimate. Excluding this revision, the interest adjusted loss ratio for the nine months ended September 30, 2007 would have been 92.9%.

Included in this ratio are the third quarter of 2006 $34.0 million and first quarter of 2006 $13.2 million increases in our claim reassessment reserve estimate. Excluding these revisions, the interest adjusted loss ratio for the three and nine month periods ended September 30, 2006 would have been 93.0% and 92.5%, respectively.

(2)	Included in this ratio is the second quarter of 2007 $2.5 million decrease in our claim reassessment incremental direct operating expense estimate. Excluding this revision, the other expense ratio for the nine months ended September 30, 2007 would have been 13.7%.

(3)	Included in this ratio is the second quarter of 2007 $13.2 million decrease in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the nine months ended September 30, 2007 would have been 10.7%.

Included in this ratio are the third quarter of 2006 $34.0 million and first quarter of 2006 $13.2 million increases in our claim reassessment cost estimate. Excluding these revisions, the before-tax operating income ratio for the three and nine month periods ended September 30, 2006 would have been 11.1% and 11.3%, respectively.

The decrease in premium income for the third quarter and first nine months of 2007 relative to the same prior year periods is due to the expected decline in this block of closed business, as well as a first quarter of 2007 adjustment to premium income for a small block of ceded business for which the contract was modified. Partially offsetting these declines is an increase in premium income due to the third quarter of 2007 reinsurance recapture of a small block of business, with an effective date of January 1, 2007. On an ongoing basis, this small block of business generates less than $2.0 million of premium income per quarter. Net investment income increased in the third quarter of 2007 compared to the prior year due primarily to the reinsurance recapture. Net investment income decreased in the first nine months of 2007 compared to the first nine months of 2006 due to a decrease in the level of assets supporting this business and the decline in the overall portfolio yield rate, partially offset by the third quarter reinsurance recapture and the associated investment income. Other income includes the underlying results of certain blocks of reinsured business.

The interest adjusted loss ratio was lower in the third quarter of 2007 than the prior year third quarter, excluding the third quarter of 2006 increase in the claim reassessment reserve estimate, due primarily to a higher rate of claim recoveries and a decrease in the rate of submitted claim incidence. The interest adjusted loss ratio was higher in the first nine months of 2007 than the ratio for the first nine months of 2006, excluding the revisions to the claim reassessment reserve estimate noted previously, due primarily to an increase in benefit payments, partially offset by a higher rate of claim recoveries. Benefits and change in reserves for future benefits also includes the impact from the previously mentioned third quarter of 2007 recapture of a small block of business. The recapture had an immaterial impact on third quarter of 2007 segment operating income.

Segment Outlook

We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. We consider the variability in our claim resolution rate experience during recent years to be primarily the result of the temporary reduction in the operating effectiveness of our claims management performance. Claim resolution rates in 2007 have been more consistent with our expected rates. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that variability in our reserve assumptions could result in a material impact on our reserve levels.

As previously noted, during October 2007, we entered into an intercompany reinsurance transaction whereby approximately 95 percent of our Individual Income Protection – Closed Block segment was ceded from Paul Revere Life, Provident, and Unum America to Northwind Re. With the risk transfer to Northwind Re, we intend to release excess statutory capital previously supporting this reinsured closed block business. As a result, the capital allocated to our Individual Income Protection – Closed Block segment will decline, and this segment will report less net investment income in the future due to lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results will remain unchanged for this segment other than the lower net investment income. This capital structure allows us to continue to fully support the risk profile of this closed block of business while we redeploy excess capital to other uses.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2007	% Change	2006	2007	% Change	2006
Operating Revenue
Premium Income	$0.6	N.M. %	$0.1	$1.5	(40.0)%	$2.5
Net Investment Income	24.7	(11.8)	28.0	79.7	(6.3)	85.1
Other Income	4.9	(41.0)	8.3	22.2	(11.2)	25.0

Total	30.2	(17.0)	36.4	103.4	(8.2)	112.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	25.5	(6.6)	27.3	87.7	(1.8)	89.3
Commissions	0.4	—	0.4	1.5	36.4	1.1
Other Expenses	0.7	(22.2)	0.9	3.0	(28.6)	4.2

Total	26.6	(7.0)	28.6	92.2	(2.5)	94.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$3.6	(53.8)	$7.8	$11.2	(37.8)	$18.0

N.M. = not a meaningful percentage

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we exited our reinsurance pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During the third quarter and first nine months of 2007, this line of business reported operating losses of $2.1 million and $6.2 million, respectively, compared to operating income (loss) of $ 0.1 million and $(6.7) million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $7.3 million and $23.9 million in the third quarter and first nine months of 2007, respectively, compared to $9.3 million and $28.5 million in the same prior year periods. Operating income was $6.3 million and $21.7 million in the third quarter and first nine months of 2007, respectively, compared to $8.6 million and $24.4 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $23.7 million and $75.3 million in the third quarter and first nine months of 2007, respectively, compared to $25.5 million and $78.1 million in the same prior year periods. For the third quarter and first nine months of 2007, these product lines produced combined operating losses of $0.6 million and $4.3 million, respectively, compared to combined operating income (loss) of $(0.9) million and $0.3 million for the same prior year periods.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $9.8 million and $26.6 million in the third quarter and first nine months of 2007, respectively, compared to $16.0 million and $49.0 million in the comparable periods of 2006. The Corporate segment reported operating losses of $35.7 million and $134.3 million in the third quarter and first nine months of 2007, respectively, compared to $49.1 million and $146.3 million in the same prior year periods.

Included in the Corporate segment operating results for the first nine months of 2007 were $3.2 million of costs related to the early retirement of debt compared to $23.1 million of costs related to the early retirement of debt in the same prior year period. Also included in the first nine months of 2007 operating results is the previously discussed second quarter litigation settlement accrual of $11.6 million and in the operating results for the third quarter and first nine months of 2006, the broker compensation settlement expenses of $18.5 million.

Interest and debt expense was $43.9 million and $137.5 million in the third quarter and first nine months of 2007 compared to $44.2 million and $146.0 million in the same prior year periods, excluding the costs related to early retirement of debt. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

On March 1, 2007, we completed the sale of our wholly-owned subsidiary, GENEX, and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain, together with the first quarter of 2007 after-tax income, is reported as discontinued operations in our statements of income. Also included in discontinued operations is third quarter and first nine months of 2006 after-tax income for GENEX of $1.6 million and $5.5 million, respectively. GENEX’s third quarter and first nine months of 2006 operating revenue of $45.6 million and $137.7 million and operating income of $2.8 million and $9.5 million were previously reported in the Other segment. See Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

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

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match, to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At September 30, 2007, the weighted average duration of our policyholder liability portfolio was approximately 8.03 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.31 years.

Net investment income was $603.2 million and $1,790.5 million in the third quarter and first nine months of 2007, respectively, an increase of 4.2 percent relative to each of the same prior year periods. The increase was due primarily to growth in invested assets and an increase in bond call premiums, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. The overall yield in our investment portfolio was 6.70 percent as of September 30, 2007, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.73 percent as of December 31, 2006 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases equal or exceed the level of the overall yield.

Realized Investment Gains and Losses

We recognize impairment losses when we determine that the value of certain fixed maturity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity securities that were initially written down in a prior period. One of the factors we evaluate in determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary is our ability and intent to retain the security for a sufficient period of time for it to recover. During the third quarter of 2007, we recognized losses of $18.4 million related to the decline in fair value below amortized cost for certain securities for which it was determined during the third quarter of 2007 that we no longer had the intent to hold to recovery or maturity due to anticipated changes in our capital requirements, as previously discussed. See “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2006, for a complete discussion of the valuation of fixed maturity securities.

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During the third quarter of 2007, changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in net realized losses of $27.7 million. The loss resulted primarily from a widening of credit spreads in the overall investment market, not from credit deterioration of the investments held in the portfolios supporting the modified coinsurance reserves.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Gross Realized Investment Gain from Sales	$11.4	$16.8	$69.2	$63.5

Gross Realized Investment Loss
Write-downs	23.5	0.5	56.4	12.1
Sales	6.3	14.5	30.8	45.4

Total	29.8	15.0	87.2	57.5

Change in Fair Value of DIG Issue B36 Derivatives	(27.7)	3.0	(21.4)	(4.5)

Net Realized Investment Gain (Loss)	$(46.1)	$4.8	$(39.4)	$1.5

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first nine months of 2007. During the second quarter of 2007, we recorded an adjustment to the book values and related unrealized loss of two securitized asset trusts acquired in 2001 to reflect the values that would have been present had we recorded the investment income as dividends rather than interest accretion. The book value adjustment of $20.2 million was recognized as a realized investment loss in the second quarter of 2007. Because the investments no longer satisfied our investment objectives, we subsequently sold the trusts in June of 2007 and recognized a realized investment gain of $24.9 million on the sale.

During the first nine months of 2006, we had no individual realized investment losses $10.0 million or greater from other than temporary impairments but did recognize one realized investment loss in excess of that amount. In the first quarter of 2006, we recognized a loss of $13.1 million on securities issued by a U.S. based automotive parts supplier. This company had experienced lower sales due to declining auto production and higher expenses due to increasing steel prices. In an October 2005 press release, this company confirmed that due to accounting errors it would restate its previously released 2004 and first and second quarter 2005 earnings and delay third and fourth quarter 2005 earnings releases. In a first quarter of 2006 press release, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment-grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Fixed Maturity Securities

Fixed maturity securities at September 30, 2007, included $34.8 billion, or 98.9 percent, of bonds and derivative instruments and $397.5 million, or 1.1 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of September 30, 2007

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,314.1	$33.4	$1,069.4	$51.9	$1,244.7	$85.3
Canadian	290.7	57.0	—	—	290.7	57.0
Capital Goods	2,568.1	85.7	1,008.7	54.1	1,559.4	139.8
Communications	2,472.5	89.9	1,003.7	72.1	1,468.8	162.0
Consumer Cyclical	1,402.5	(0.8)	750.2	47.1	652.3	46.3
Consumer Non-Cyclical	4,152.3	38.2	2,012.3	109.8	2,140.0	148.0
Derivates Hedging Available-for-Sale	(168.6)	(170.5)	(251.6)	251.6	83.0	81.1
Energy (Oil & Gas)	2,464.0	168.5	536.4	24.2	1,927.6	192.7
Financial Institutions	3,514.8	(86.0)	2,770.5	144.5	744.3	58.5
Mortgage/Asset-Backed	4,176.6	166.5	961.6	14.3	3,215.0	180.8
Sovereigns	966.2	33.9	576.1	15.7	390.1	49.6
Technology	532.4	8.0	298.4	13.8	234.0	21.8
Transportation	976.1	51.8	335.2	14.5	640.9	66.3
U.S. Government Agencies and Municipalities	2,320.6	(9.2)	1,359.1	115.2	961.5	106.0
Utilities	6,845.4	126.0	3,596.4	173.2	3,249.0	299.2

Total	$34,827.7	$592.4	$16,026.4	$1,102.0	$18,801.3	$1,694.4

The above chart excludes DIG Issue B36 embedded derivatives, which at September 30, 2007 had a fair value of $(32.8) million.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2007.

Fixed Maturity Bonds – By Maturity

As of September 30, 2007

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$83.3	$0.3
Due after 1 year up to 5 years	1,276.1	20.1
Due after 5 years up to 10 years	4,510.8	455.4
Due after 10 years	9,194.6	611.9

Subtotal	15,064.8	1,087.7
Mortgage/Asset-Backed Securities	961.6	14.3

Total	$16,026.4	$1,102.0

Of the $1,102.0 million in gross unrealized losses at September 30, 2007, $993.5 million, or 90.2 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates which occurred subsequent to acquisition of the bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2007.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$643.3	$11.2
> 90 <= 180 days	2,969.2	66.5
> 180 <= 270 days	1,132.7	41.9
> 270 <= 1 year	1,335.9	45.4
> 1 year <= 2 years	5,522.6	336.1
> 2 years <= 3 years	2,044.6	123.7
> 3 years	1,162.1	368.3

Total	$14,810.4	$993.1

Fair value < 70% >= 40% of amortized cost

> 2 years <= 3 years	$0.8	$0.4

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2007. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2007.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$227.0	$5.2
> 90 <= 180 days	394.9	12.7
> 180 <= 270 days	49.1	5.1
> 270 <= 1 year	31.1	1.4
> 1 year <= 2 years	138.8	18.9
> 2 years <= 3 years	231.7	39.2
> 3 years	122.8	12.5

Total	$1,195.4	$95.0

Fair value < 70% >= 40% of amortized cost

> 270 <= 1 year	$7.6	$3.6
> 2 years <= 3 years	12.2	9.9

Total	$19.8	$13.5

As of September 30, 2007, we held five securities with a gross unrealized loss of $10.0 million or greater, as shown in the following chart.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of September 30, 2007

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position

Investment-Grade

United Kingdom Based Financial Institution	$19.5	$10.2	> 270 <= 1 year

U.S. Government Sponsored Mortgage Funding Company	428.2	29.6	> 1 year <= 2 years

U.S. Government Sponsored Mortgage Funding Company	735.4	79.5	> 3 years

Principal Protected Equity Linked Note	55.8	22.3	> 3 years

Total	$1,238.9	$141.6

Below-Investment Grade

U.S. Based Communications Company	$19.8	$13.6	> 2 years <= 3 years

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

•

The fair value of the securities of the United Kingdom based financial institution declined due to a significant decrease in its liquidity, although The Bank of England has guaranteed the institution’s deposits. In addition, at the time of the decrease in liquidity, the regulatory authority of the U.K. financial services industry stated that the financial institution “exceeds regulatory requirements and has a good quality loan book”. The fair value of these securities has since increased since September 30, 2007, and we believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of September 30, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of September 30, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of September 30, 2007. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. This note is currently at an unrealized loss because the fixed rate of accretion on the note has exceeded the rate of return on the underlying S&P 500 index fund since the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the fixed maturity bonds of the U.S. based communication company has declined primarily due to the proposed buyout of the company by a private equity investor. If successful, the buyout, which is subject to shareholder and regulatory approval as well as additional financing, would result in higher debt balances and higher use of cash for debt interest payments. This higher cash outflow is expected to be partially offset by tax savings and expense savings. The company is in the process of selling certain assets to limit funding needs. Its remaining operations and capital resources are estimated to be of sufficient value to fully satisfy its potential debt obligations. The bond was rated B- by S&P as of September 30, 2007, with a “watch negative” outlook. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.0 billion and $3.8 billion on an amortized cost basis at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the mortgage/asset-backed securities had an average life of 8.0 years, effective duration of 6.3 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates.

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

As of September 30, 2007, our exposure to below-investment-grade fixed maturity securities was $2,187.1 million, approximately 5.8 percent of the fair value of invested assets excluding ceded policy loans, consistent with the 5.8 percent reported at the end of 2006. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. Our investment in this entity is reported at fair value as a component of fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $13.3 million and $12.6 million, respectively, at September 30, 2007, and $18.8 million and $18.4 million, respectively, at December 31, 2006.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,010.7 million and $944.0 million on an amortized cost basis at September 30, 2007 and December 31, 2006, respectively. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no impaired mortgage loans at September 30, 2007. Impaired mortgage loans totaled $2.8 million at December 31, 2006.

Real estate was $20.2 million and $17.9 million at September 30, 2007 and December 31, 2006, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $8.9 million and $6.5 million at September 30, 2007 and December 31, 2006, respectively.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in the value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans at September 30, 2007. At December 31, 2006, the balance in the valuation allowance for mortgage loans was $0.5 million. At September 30, 2007 and December 31, 2006, the balance in the valuation allowance for real estate was $7.6 million.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the third quarter and first nine months of 2007 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group income protection products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

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

During the third quarters of 2007 and 2006, we recognized net losses of $1.6 million and $8.0 million, respectively, on the termination of cash flow hedges and reported $(1.6) million and $(8.0) million, respectively, in other comprehensive income (loss). During the first nine months of 2007 and 2006, we recognized net gains of $13.5 million and $174.8 million, respectively, on the termination of cash flow hedges and reported $13.4 million and $174.8 million, respectively, in other comprehensive income (loss). During the third quarter and first nine months of 2007, we reported a net gain of $0.1 million as a component of realized investment gains and losses. We amortized $3.5 million and $8.5 million of net deferred gains into net investment income in the third quarters of 2007 and 2006, respectively, and $16.5 million and $23.9 million during the first nine months of 2007 and 2006, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, was $29.4 million at September 30, 2007. Additions and terminations, in notional amounts, to our hedging programs during the third quarter of 2007 were $80.5 million and $271.5 million, respectively, and in the third quarter of 2006 were $130.0 million and $399.1 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $3,324.4 million at September 30, 2007 and $3,774.1 million at December 31, 2006.

As of September 30, 2007 and December 31, 2006, we had $1,825.0 million and $2,125.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

As of September 30, 2007 and December 31, 2006, we had $333.5 million and $367.8 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of September 30, 2007 and December 31, 2006, we had $620.8 million and $658.4 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income Canadian dollar denominated securities.

As of September 30, 2007 and December 31, 2006, we had $170.0 million notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

As of September 30, 2007 and December 31, 2006, we had $60.0 million notional amount of an interest rate swap outstanding whereby we receive a fixed rate of interest and pay a variable rate of interest. The purpose of this swap is to hedge the variable cash flows associated with a floating rate security we own. The variable rate we pay on the swap is offset by the amount we receive on the variable rate security.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 million and $176.6 million as of September 30, 2007 and December 31, 2006, respectively. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. The derivatives recognized under DIG Issue B36 are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $27.7 million and $21.4 million of net realized investment losses during the third quarter and first nine months of 2007, respectively, and $3.0 million and $(4.5) million of net realized investment gains (losses) during the third quarter and first nine months of 2006, respectively.

Non-current Investments

Our exposure to non-current investments, on a fair value basis, totaled $16.2 million at September 30, 2007 compared to $12.5 million at December 31, 2006. Non-current investments includes those investments for which principal and/or interest payments are more than 30 days past due. At September 30, 2007 these investments, which are subject to the same review and monitoring procedures in place for other investments in determining when a decline in fair value is other than temporary, consisted of fixed maturity securities and real estate acquired through foreclosure for which before-tax impairment losses of approximately $76.2 million had been recorded life-to-date. The amortized cost and book value of the fixed maturity securities and real estate, subsequent to the write-downs for impairments, was $3.9 million at September 30, 2007. Approximately $13.9 million of the fixed maturity securities, on a fair value basis, had principal and/or interest payments past due for a period greater than one year as of September 30, 2007.

Other

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at September 30, 2007. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at September 30, 2007.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,255.3 million for the nine months ended September 30, 2007, compared to $851.2 million for the comparable period of 2006. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for the nine months ended September 30, 2007 and 2006 are voluntary pension contributions to our U.S. qualified defined benefit plan of $110.0 million and $92.0 million, respectively. We also had increased cash inflows of approximately $211.4 million in the third quarter of 2007 due to the reinsurance recapture of a small block of individual income protection business.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $1,253.6 million and $674.1 million for the nine months ended September 30, 2007 and 2006, respectively.

We had lower proceeds from sales and maturities of available-for-sale securities in the first nine months of 2007 than in the comparable period of 2006, primarily due to a decrease in fixed maturity security principal proceeds from bond calls, principal prepayments, and scheduled maturities. Also impacting the higher proceeds reported for 2006 was the sale of floating-rate bonds, discussed as follows. We issued debt in the fourth quarter of 2005 and invested the proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our $400.0 million purchase of debt in the remarketing of our 2003 adjustable conversion-rate equity security units (units) in the first quarter of 2006. The proceeds from the subsequent sale in 2006 of these short-term investments and floating-rate bonds are included in sales of bonds and net purchases of short-term investments in the first nine months of 2006.

Proceeds from sales and maturities of other investments increased in the first nine months of 2007 due to the sale of common stock investments.

Purchase activity increased during the first nine months of 2007, in part due to the investing of the net cash inflows of $98.8 million from the sale of GENEX and the $211.4 million cash inflows from the reinsurance recapture. There was an increase in net purchases of short-term investments to provide liquidity needed for our capital redeployment plan discussed below under “Subsequent Events.”

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $20.2 million for the nine months ended September 30, 2007 compared to net cash used of $221.3 million in the comparable period of 2006. During the second quarter of 2007, we received proceeds of approximately $300.0 million and issued 17.7 million shares of common stock upon the settlement of the common stock purchase contract element of the 2004 units. During the second quarter of 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of the units issued in May 2003.

During the first quarters of 2007 and 2006, we purchased $150.0 million and $400.0 million, respectively, aggregate principal amounts of the remarketed senior note element of the 2004 and 2003 units, which were subsequently retired. During the first nine months of 2007, we made principal payments of $15.0 million, respectively, on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015. In the second quarter of 2006, we retired $300.0 million of our outstanding debt.

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

Debt

At September 30, 2007, we had long-term debt, including senior secured non-recourse notes, and junior subordinated debt securities, totaling $2,285.2 million and short-term debt of $175.0 million due in May 2008. In the first nine months of 2007, we reduced our debt to total capital ratio to 25.1 percent, compared to 28.8 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to DAC and income taxes.

The debt to total capital ratio, when calculated excluding the non-recourse debt and associated equity of Tailwind Holdings and allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of 2007, was 24.2 percent at September 30, 2007, compared to 26.2 percent at the beginning of 2007.

During the nine months of 2007, we made principal payments of $15.0 million on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings. During the second quarter of 2007, we purchased $34.5 million aggregate principal amount of our outstanding 6.85% notes due 2015.

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

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2006 (in millions of dollars). During the first nine months of 2007, there were no substantive changes in our commitments or contractual liabilities, including the effects of the adoption of FIN 48. We are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

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

Subsequent Events

As previously discussed, on October 31, 2007, we announced the completion of a securitization of our closed block of individual income protection reserves through the issuance of $800.0 million floating rate, insured, senior, secured notes by our wholly-owned subsidiary Northwind Holdings. The transaction also includes the intercompany reinsurance of $11.1 billion of statutory reserves, representing approximately 95 percent of our Individual Income Protection – Closed Block segment, to Northwind Re. With the risk transfer to Northwind Re, our traditional U.S. insurance subsidiaries will be able to release excess statutory capital previously supporting this reinsured closed block business. The excess capital will be transferred to Unum Group from the ceding companies through extraordinary dividends, the payment of which has been approved by regulatory authorities in the applicable insurance companies’ states of domicile.

The primary components of our capital redeployment plan include:

•

Retaining sufficient capital in our traditional U.S. insurance subsidiaries to establish a weighted average RBC ratio of approximately 320 percent in the short-term, above our stated long-term objective of 300 percent.

•

Reducing our corporate debt by $800.0 million to establish a leverage ratio of approximately 25 percent. The debt reduction is expected to be completed in the second quarter of 2008 and includes the retirement of the $150.0 million of senior notes which occurred in February 2007, a debt tender offer of up to $400.0 million to be commenced in the fourth quarter of 2007, a fourth quarter of 2007 bond call of $150.0 million, and other miscellaneous reductions totaling approximately $100.0 million.

•

Maintaining at least $300.0 million in holding company liquidity, reflecting our goal of holding one times annual fixed charges and a capital cushion which will vary over time. For the nine months ended September 30, 2007, our interest expense was $134.3 million and dividends to stockholders were $78.2 million. The timing of subsidiary dividends, debt reduction, and stock repurchase, among other factors, will affect the amount of holding company liquidity. We expect that holding company liquidity will be approximately $900.0 million at the end of 2007 and in the range of $300.0 to $400.0 million at the end of 2008.

•	No change in our common stock dividend per share.

In addition, our board of directors has authorized the repurchase of up to $700.0 million of Unum Group’s common stock, which we anticipate initiating upon, and as subject to, completion of the debt reduction program. The share repurchase program does not have an expiration date, and the pace of repurchase activity, if commenced, will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time.

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

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings could, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force; negatively impact persistency and new sales, particularly with respect to large case group sales and individual sales; and generally adversely affect our ability to compete. Downgrades in our debt ratings can be expected to adversely affect our cost of capital and our ability to raise additional capital.

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

We maintain an ongoing dialogue with these four rating agencies in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications includes an annual review meeting, as well as other meetings not limited to quarterly updates regarding our business. During the second quarter of 2007, we conducted our annual review with Moody’s, S&P, and Fitch. We plan to hold our annual review meeting with AM Best in the fourth quarter of 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2006. During the first nine months of 2007, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the first nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the first nine months ended September 30, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.4	Form of Performance-Based Restricted Stock Unit Agreement

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: November 5, 2007	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 5, 2007	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary