Form 10-K
period 2007-12-31
Unum Group
filed 2008-02-25
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $9.4 billion. As of February 21, 2008, there were 346,942,230 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•

General economic or business conditions, both domestic and foreign, may be less favorable than expected, which may affect premium levels, claims experience, the level of pension benefit costs and funding, the availability of capital, and investment results, including credit deterioration of investments.

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

•

Claim incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of risk management programs, and the effects of the changes required by the regulatory settlement agreements.

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

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance companies, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of group and individual disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment, the Other segment, and the Corporate segment. These segments are discussed more fully under “Reporting Segments” included herein in Item 1.

Business Strategies

As one of the leading providers of employee benefits, we offer a broad portfolio of products and services to meet the diverse needs of the marketplace. We try to achieve a competitive advantage by offering group, individual, and voluntary benefits products that can be offered as stand alone products or that can be combined with other coverages to provide comprehensive product solutions for customers. We offer businesses of all sizes competitive benefit plans that help them attract and retain a stronger workforce and protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, we offer services which are designed to meet the evolving needs of our customers. We strive to be responsive and timely, and we are committed to service excellence.

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates.

In order to maintain our competitive business position, during the last few years our strategy has been:

•	Operating improvement, particularly in our Unum US group disability line of business;

•	Capital management and financial strength;

•	Continued reduction in our business volatility;

•

Improvement of our risk profile through the development of a more balanced business mix, the management of risk in our investment portfolio, including the reduction of our below-investment grade fixed maturity securities holdings, and the maintenance of adequate claim reserve discount rates and investment portfolio yield rates;

•	Positioning service as a differentiator;

•	Strengthening our corporate governance; and

•	Responding to the changing regulatory and compliance environment.

Themes that will guide our actions in 2008 include:

•	Consistent execution of our operational plans;

•	Continued innovation throughout our businesses;

•	Capitalizing on our strong brands and marketplace reputation;

•	Execution of our strategic and capital initiatives;

•	Continued resolution of outstanding legal and regulatory issues; and

•	Professional development of our employees.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block (previously referred to as Individual Income Protection – Closed Block), Other, and Corporate. Measured as a percentage of consolidated premium income for the year ended December 31, 2007, premium income was approximately 63.5 percent for the Unum US segment, 12.2 percent for Unum UK, 11.5 percent for Colonial Life, and 12.8 percent for the Individual Disability – Closed Block and Other segments combined.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability – recently issued, group and individual long-term care, and brokerage voluntary benefits products, issued primarily by Unum America, Provident, and Paul Revere Life. Premium income for this segment totaled $5,014.0 million in 2007. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. For the sale of individual disability and individual long-term care products, we use a distribution model which provides independent brokers and consultants with the option of direct access to a sales support center centrally located in our corporate offices.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 47.5 percent of the Unum US segment premium income in 2007. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group long-term and short-term disability business are based on the expected experience of the client given their industry group, adjusted for the credibility of the specific claim experience of the client. We also offer accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

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

Profitability of group long-term and short-term disability insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in disability claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated disability coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully-insured coverages while larger employers often bear much of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 24.7 percent of the Unum US segment premium income in 2007. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those used for group disability products.

Profitability of group life and accidental death and dismemberment insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability – Recently Issued

Individual disability – recently issued products generated approximately 9.1 percent of the Unum US segment premium income in 2007. Individual disability is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder’s needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Group and Individual Long-term Care

Long-term care products generated approximately 10.6 percent of the Unum US segment premium income in 2007. Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more “activities of daily living” (e.g., bathing, dressing, feeding) and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less.

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

Voluntary Benefits

Voluntary benefits products generated approximately 8.1 percent of the Unum US segment premium income in 2007. Voluntary benefits products include universal life and interest-sensitive life products, individual disability products, and critical illness and cancer products. These products are sold to groups of employees through payroll deduction at the workplace.

Premium rates for voluntary benefits products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy. For larger groups with high participation rates, some underwriting requirements may be waived. Voluntary benefits products other than life insurance are offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Unum UK Segment

The Unum UK segment includes group long-term disability insurance, group life products, and individual disability products issued by Unum Limited and sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $968.3 million in 2007, or £483.5 million in local currency.

Group Long-term Disability

Group long-term disability products contributed approximately 77.7 percent of the Unum UK segment premium income in 2007. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

Premiums for group long-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Some cases carry experience rating provisions. Premiums for experience rated group long-term disability business are based on the expected experience of the client given its industry group, adjusted for the credibility of the specific claim experience of the client.

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

Profitability of group long-term disability insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in disability claims experience.

Group Life

Group life products contributed approximately 18.3 percent of the Unum UK segment premium income in 2007. Group life products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 4.0 percent of the Unum UK segment premium income in 2007. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, gender, and occupation based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $907.2 million in 2007.

The accident, sickness, and disability product line, which generated approximately 62.5 percent of the Colonial Life segment premium income in 2007, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis and group limited benefit medical plans which provide limited indemnity benefits for basic healthcare expenses. The life products contributed approximately 15.8 percent of the 2007 premium income for Colonial Life and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

Cancer and critical illness policies generated approximately 21.7 percent of the 2007 premium income for the Colonial Life segment. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

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

Premiums for all products in this segment are generally based on our experience for morbidity, mortality, persistency, and expenses. Premiums for the accident, sickness, disability, cancer, and critical illness products are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein we retain the right to change premiums at the individual account level. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

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

Individual Disability – Closed Block Segment

Generally, the insurance policies included in the Individual Disability – Closed Block segment are individual disability insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual disability business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period we gradually changed our distribution focus for individual disability insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Premium income for this segment totaled $1,009.9 million in 2007.

The majority of the policies included in this segment represent individual disability insurance which was written on a noncancelable basis and issued or assumed by Unum America, Provident, and Paul Revere Life. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, we cannot cancel the policy or raise the premium.

Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at December 31, 2007, equaled approximately $7.9 billion. The maximum risk limit for the reinsurer grows to approximately $2.3 billion over time, after which any further losses will revert to us.

Other Segment

The Other operating segment includes results from Unum US insured products not actively marketed (with the exception of the individual disability products in the Individual Disability – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Premium income for the insurance products in this segment totaled $1.7 million in 2007. It is expected that revenue and income will decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of the Unum US, Unum UK, and Colonial Life segments.

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

See “Selected Financial Data” contained herein in Item 6 and Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further information on our discontinued operations.

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

In general, the maximum amount of risk retained by our U.S. insurance subsidiaries and not ceded is $0.6 million per covered life per policy under a group or individual life policy or a group or individual accidental death and dismemberment policy. For Unum Limited, we generally retain £1.0 million per covered life per policy. The amount of risk retained on individual disability products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, we generally do not reinsure group or individual disability policies issued subsequent to 1999.

We have catastrophic reinsurance coverage which includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies. Our catastrophic coverage is for any accident involving eleven, twenty-eight, fifty-five, and eighty-four or more lives for the four layers, respectively, in a single event. We have 80 percent reinsurance coverage in each of the first four layers for a total of $144.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible. The first $30.0 million layer includes terrorism coverage other than that resulting from biological, chemical, and nuclear terrorism, whereas the second, third, and fourth layers each provide $50.0 million of coverage for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $5,160.0 million at December 31, 2007 relates to 89 companies. Thirteen major companies account for approximately 90 percent of the reinsurance recoverable at December 31, 2007, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining ten percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

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

For further discussion of reserves, refer to “Risk Factors – Reserves” contained herein in Item 1A and to “Critical Accounting Estimates” and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to minimize interest rate risk. We may redistribute investments between our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. We do not use derivatives for speculative purposes.

Refer to “Risk Factors – Investments” contained herein in Item 1A and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for information on our investments and derivative financial instruments.

Ratings

AM Best, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency’s opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of that insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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

“Credit watch” or “under review” highlights the potential direction of a short-term or long-term rating. It focuses on identifiable events and short-term trends that cause a rating to be placed under heightened surveillance by a rating agency. Events that may trigger this action include mergers, acquisitions, recapitalizations, or anticipated operating developments. Ratings may be placed on credit watch or under review when an event or a change in an expected trend occurs and additional information is needed to evaluate the current rating level. This status does not mean that a rating change is inevitable, and ratings may change without first being placed on a watch list.

Our financial strength ratings as of February 2008 for our principal U.S. domiciled insurance company subsidiaries were:

•	A- (Excellent) by AM Best – 4th of 15 rankings

•	A- (Strong) by Fitch – 7th of 23 rankings

•	Baa1 (Adequate) by Moody’s – 8th of 21 rankings

•	BBB+ (Good) by S&P – 8th of 21 rankings

Our issuer credit ratings as of February 2008 were:

•	bbb- (Good) by AM Best – 10th of 22 rankings

•	BBB- (Good) by Fitch – 9th of 23 rankings

•	Ba1 (Speculative) by Moody’s – 11th of 21 rankings

•	BB+ (Speculative) by S&P – 11th of 22 rankings

The ratings from AM Best and Moody’s have a “stable” outlook, and the ratings from Fitch and S&P have a “positive” outlook. None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors – Issuer Credit Ratings and Financial Strength Ratings” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Competition

There is intense competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a limited number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and long-term care as well as the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

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

Examinations and Investigations

Claim Related

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which are to be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements subsequently agreed to extend the reassessment process until December 31, 2007. We have now completed the claims reassessment process, as required by the regulatory settlement agreements. The lead regulators began the examinations described above in June 2007 and on February 20, 2008, met with members of our board of directors and management to report the results and to advise that no fines will be assessed. The final report for the examinations under the regulatory settlement agreements is expected to be completed by mid-2008.

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

In June 2004, we received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and our companies. In November 2006, we entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provided for a national restitution fund of $15.5 million, which we expect will be fully distributed by December 2008.

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

In October 2007, the FSA conducted its annual risk assessment of Unum Limited and has now issued its report. The FSA conducts risk assessment reviews on a regular basis in the normal course of its regulatory role. We have an opportunity to respond to the factual findings and submit our response to the FSA for its review. We cooperate fully with the FSA in its regular review of risks in our U.K. regulated businesses.

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

In March 2006, we received a subpoena from the Securities and Exchange Commission (SEC) seeking information regarding certain reinsurance transactions and transactions regarding “Non Traditional Products” entered into after January 1, 2002. We have fully cooperated with the SEC in its investigation.

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

Insurance Holding Company Regulation

The insurance holding company laws and regulations of the states of Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California require the registration of and periodic reporting of financial and other information about operations, including inter-company transactions within the system, by insurance companies domiciled within their jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system.

Unum Group is registered under such laws as an insurance holding company system in Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California. Most states, including the states in which our insurance subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to the Company and its insurance subsidiaries, there can be no effective change in control of the Company unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its parent, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its parent without the prior approval of the insurance regulators in the states in which the company’s insurance subsidiaries are domiciled or deemed to be domiciled will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulator; (ii) prohibition of voting of such shares; and, (iii) other actions determined by the relevant insurance regulator. Further, many states’ insurance laws require prior notification of state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company may require prior notification in those states that have adopted pre-notification laws.

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

Our Company may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business.

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

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment totaled $1,171.8 million, $1,017.5 million, and $945.6 million for 2007, 2006, and 2005, respectively. Unum UK’s operating revenue in 2007 equaled approximately 11.1 percent of total segment operating revenue. Total assets and total liabilities, as of December 31, 2007, were $4.0 billion and $3.0 billion, respectively, for Unum UK. Fluctuations in the U.S. dollar relative to the local currency of this subsidiary will impact our reported operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum UK’s operating results.

Employees

At December 31, 2007, we had approximately 9,700 full-time employees.

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

Name	Age	Position
Thomas R. Watjen	53	President and Chief Executive Officer and a Director
Robert O. Best	58	Executive Vice President, Chief Operating Officer Unum US
Charles L. Glick *	53	Executive Vice President and General Counsel
Robert C. Greving	56	Executive Vice President, Chief Financial Officer and Chief Actuary
Kevin P. McCarthy	52	Executive Vice President, President and Chief Executive Officer, Unum US
Randall C. Horn	55	Executive Vice President, President and Chief Executive Officer, Colonial Life
Susan L. Ring	47	Executive Vice President, President and Chief Executive Officer, Unum UK

* Mr. Glick has resigned from his position with the Company effective March 31, 2008.

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

Mr. McCarthy was named Executive Vice President, President and Chief Executive Officer, Unum US in May 2007. He became Executive Vice President, President, Unum US in January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. He served as Senior Vice President, Underwriting from November 2001 until May 2003 and as Senior Vice President, Marketing, Product Development, and International from December 1999 until November 2001. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Mr. Horn was named Executive Vice President, President and Chief Executive Officer, Colonial Life in May 2007. Prior to that, he served as Executive Vice President, President and Chief Executive Officer of Colonial Life & Accident Insurance Company from March 2004. Before joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from September 1981 until September 2003.

Ms. Ring was named Executive Vice President, President and Chief Executive Officer, Unum UK in May 2007. She became Executive Vice President, Chief Executive Officer of Unum Limited in November 2006. She served as Chairman and Managing Director of Unum Limited from December 2002 until November 2006. She served as Operations Director from 1999 until 2002 and prior to that time was Director of Risk Management. Ms. Ring joined Unum Limited as Director of Customer Services in 1995.

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

ERISA was passed by Congress in 1974. One of the purposes of ERISA was to reserve for federal authority the sole power to regulate the field of employee benefits. ERISA was intended to eliminate the threat of conflicting or inconsistent state and local regulation of employee benefit plans, and thus ERISA pre-empts all state laws except those that specifically regulate the business of insurance. ERISA also provides an exclusive remedial scheme for any action brought by ERISA plan participants and beneficiaries. ERISA has allowed plan administrators and plan fiduciaries to efficiently manage employee benefit plans in the United States. Most group long-term and short-term disability plans administered by the Company are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations could adversely affect the risk of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability.

Unum Limited is subject to regulation by the FSA in the U.K. The FSA has broad administrative powers, including the power to limit or restrict Unum Limited from doing business in the event that it fails to comply with U.K. laws and regulations.

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

During 2002 and 2003, our U.S. insurance subsidiaries experienced increased market conduct examinations focused specifically on our disability claims handling policies and practices. These examinations by state insurance departments have generally involved a review of complaints from policyholders or insureds on a range of subjects and a review of disability claim files and associated materials from group long-term and individual disability product lines. Because of the number of market conduct examinations initiated during 2002 and 2003, a coordinated multistate market conduct examination of our disability claims handling practices was organized during 2003 by Maine, Massachusetts, and Tennessee, the states of domicile for several of our insurance subsidiaries. In November 2004, we entered into settlement agreements with state insurance regulators upon conclusion of the multistate market conduct examination. A total of 48 states and the District of Columbia were parties to the settlement agreements. In addition, the DOL, which had been conducting an inquiry relating to certain ERISA plans, was a party to the settlement agreements, and the NYAG, which had engaged in its own investigation of our claims handling practices, notified us that it was in support of the settlement and was, therefore, closing its investigation on this issue. In October 2005, we entered into a settlement agreement with the California Department of Insurance (DOI), concluding a market conduct examination and investigation of the subsidiaries’ disability claims handling practices.

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

The 2004 multistate regulatory settlement agreements and the 2005 California DOI settlement agreement resulted in changes in our claims handling practices and a process for reassessing certain claims. These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

Reserves

Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. There can be no assurance that any such reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors), persistency, mortality, and interest rates used in calculating the reserve amounts. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

Issuer Credit Ratings and Financial Strength Ratings

We compete based in part on the financial strength ratings provided by rating agencies. The downgrade of our financial strength ratings could adversely affect us and could potentially, among other things, adversely affect relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group or a negative outlook statement by a rating agency could have an effect on our ability to raise capital and on our cost of capital.

See “Ratings” contained herein in Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion of our ratings from these agencies.

Litigation

The Company and/or its subsidiaries’ directors and officers have been sued in over 20 purported class action and stockholder derivative lawsuits. These lawsuits are in a very preliminary stage, the outcome is uncertain, and we are unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions could, depending on the nature, scope and amount of the ruling, materially adversely affect our results of operations, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

In addition to the claim related litigation described above, the Company and its insurance subsidiaries, as part of their normal operations in managing claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial position. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our results of operations in a period, depending on our results of operations for the particular period. We are unable to estimate a range of reasonably possible punitive losses.

Refer to Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on certain of the above legal proceedings.

Deferred Acquisition Costs, Value of Business Acquired, and Goodwill

We defer certain costs incurred in acquiring new business and expense these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Value of business acquired (VOBA) represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. Deferred acquisition costs and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for deferred acquisition costs and VOBA is performed when, in our judgment, adverse deviations from original assumptions have occurred and may be likely to continue such that recoverability of deferred acquisition costs and/or VOBA on a line of business is questionable. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either deferred acquisition costs and/or VOBA are not recoverable, the deficiency is charged to expense.

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

The individual RBC ratios for our U.S. insurance subsidiaries at December 31, 2007, were above the range that would require state regulatory action. If the NAIC or state regulators adopt revisions to the RBC formula, our insurance subsidiaries may require additional capital. The additional capital required may not be available on favorable terms, if at all. In addition, insurance companies in the U.K. are subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA. Need for additional capital could limit a subsidiary’s ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations.

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

Both economic and societal factors can affect claim incidence for disability insurance. Claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

The pricing actions available in the individual disability market differ between product classes. Our individual noncancelable disability policies, whereby the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business due to changes resulting from such factors. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect external factors, but rate changes cannot be implemented as quickly as in the group disability market.

Disability insurance products are important products for us. To the extent that disability products are adversely affected in the future as to sales or claims, our business or results of operations could be materially adversely affected.

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new insurance product, the degree of expertise within the insuring organization to properly price the products and use appropriate assumptions when establishing reserves potentially has greater risk than that of other product offerings for which greater experience exists regarding trends and appropriate assumptions. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy trends have extended. Changes in actual mortality trends relative to assumptions may adversely affect our profitability. Long-term care insurance is guaranteed renewable and can be re-priced to reflect external factors, but the re-pricing is subject to regulatory approval which can affect the length of time in which the re-pricing can be implemented.

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

Epidemics, Pandemics, Terrorists Attacks, Natural Disasters, or Other Extreme Events

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

We use derivative instruments to hedge interest rate risk and to manage duration match. Our profitability may be adversely affected if a counterparty to the derivative defaults in its payment. This default risk is mitigated by cross-collateralization agreements.

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

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 901,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We own and occupy facilities totaling approximately 385,000 square feet in Worcester, Massachusetts. We own and occupy approximately 523,000 square feet of office space in Columbia, South Carolina.

We also occupy office buildings in the United Kingdom which serve as the home offices of Unum Limited. We own and occupy property located in Dorking, with approximately 63,000 square feet of office space. In addition, approximately 65,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is “UNM.” Quarterly closing prices and dividends paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2007
1st Quarter	$23.40	$19.79	$0.075
2nd Quarter	28.20	22.83	0.075
3rd Quarter	26.75	22.02	0.075
4th Quarter	26.67	22.36	0.075

2006
1st Quarter	$24.44	$19.93	$0.075
2nd Quarter	20.88	17.08	0.075
3rd Quarter	19.78	16.15	0.075
4th Quarter	22.58	19.20	0.075

The following graph shows a five year comparison of cumulative total returns for our common stock’s historical performance, the S&P Composite Index, and the Insurance Index (non-weighted average of “total returns” from the S&P Life & Health Index and the S&P Multi-line Index). Past performance is not an indication of future results.

As of February 21, 2008, there were 16,301 registered holders of common stock.

In October 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. The share repurchase program does not have an expiration date, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time. At December 31, 2007, no common stock had been repurchased under this program. During January 2008, we repurchased approximately 14 million shares of our outstanding common stock, pursuant to the share repurchase authorization, using an accelerated share repurchase agreement.

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

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2007	2006	2005	2004	2003
Statement of Operations Data

Revenue
Premium Income	$7,901.1	$7,948.2	$7,815.6	$7,839.6	$7,615.7
Net Investment Income	2,409.9	2,320.6	2,188.3	2,158.7	2,158.4
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)	29.2	(173.8)
Other Income	274.1	264.3	262.1	260.3	218.3

Total	10,519.9	10,535.3	10,259.3	10,287.8	9,818.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,988.2	7,577.2	7,083.2	7,248.4	7,868.1
Commissions	841.1	819.0	804.7	842.3	844.1
Interest and Debt Expense and Cost Related to Early Retirement of Debt (2)	241.9	217.6	208.0	207.1	187.2
Other Expenses (3)	1,451.5	1,456.1	1,469.5	2,265.7	1,371.6

Total	9,522.7	10,069.9	9,565.4	10,563.5	10,271.0

Income (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of Accounting Principle Change	997.2	465.4	693.9	(275.7)	(452.4)
Income Tax (Benefit) (4)	324.8	61.8	189.9	(74.3)	(177.9)

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Principle Change	672.4	403.6	504.0	(201.4)	(274.5)

Income (Loss) from Discontinued Operations (5)	6.9	7.4	9.6	(51.6)	(151.8)
Cumulative Effect of Accounting Principle Change, Net of Income Tax (6)	—	—	—	—	39.9

Net Income (Loss)	$679.3	$411.0	$513.6	$(253.0)	$(386.4)

Balance Sheet Data

Assets	$52,432.7	$52,823.3	$51,866.8	$50,832.3	$49,718.3

Long-term Debt	$2,515.2	$2,659.6	$3,261.6	$2,862.0	$2,789.0

Accumulated Other Comprehensive Income	$463.5	$612.8	$1,163.5	$1,481.1	$1,171.2
Other Stockholders’ Equity	7,576.4	7,106.0	6,200.4	5,743.0	6,099.8

Total Stockholders’ Equity	$8,039.9	$7,718.8	$7,363.9	$7,224.1	$7,271.0

	At or for the Year Ended December 31
	2007	2006	2005	2004	2003
Per Share Data

Income (Loss) from Continuing Operations (7)
Basic	$1.90	$1.25	$1.71	$(0.68)	$(0.99)
Assuming Dilution	$1.89	$1.21	$1.61	$(0.68)	$(0.99)

Income (Loss) from Discontinued Operations
Basic	$0.02	$0.02	$0.03	$(0.18)	$(0.55)
Assuming Dilution	$0.02	$0.02	$0.03	$(0.18)	$(0.55)

Cumulative Effect of Accounting Principle Change
Basic					$0.14
Assuming Dilution					$0.14

Net Income (Loss)
Basic	$1.92	$1.27	$1.74	$(0.86)	$(1.40)
Assuming Dilution	$1.91	$1.23	$1.64	$(0.86)	$(1.40)

Stockholders’ Equity	$22.28	$22.53	$24.66	$24.36	$24.55

Cash Dividends	$0.30	$0.30	$0.30	$0.30	$0.37

Weighted Average Common Shares Outstanding
Basic (000s)	352,969.1	324,654.9	295,776.4	295,224.3	276,132.2
Assuming Dilution (000s)	355,776.5	334,361.7	312,512.6	295,224.3	276,132.2

(1)	Included are regulatory claim reassessment charges of $65.8 million, $396.4 million, $52.7 million, and $84.5 million in 2007, 2006, 2005, and 2004, respectively; reserve strengthening of $110.6 million in 2004 related to the restructuring of the individual disability – closed block; and reserve strengthening of $894.0 million in 2003 for Unum US group disability.

(2)	Included are costs related to early retirement of debt of $58.8 million and $25.8 million in 2007 and 2006, respectively.

(3)	Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses are regulatory claim reassessment charges (credits) and broker compensation settlement expenses of $(12.8) million, $33.5 million, $22.3 million, and $42.5 million in 2007, 2006, 2005, and 2004, respectively, and, in 2004, charges related to the impairment of the individual disability – closed block deferred acquisition costs, value of business acquired, and goodwill balances of $282.2 million, $367.1 million, and $207.1 million, respectively.

(4)	Amounts reported for 2006 and 2005 include income tax benefits of $91.9 million primarily as the result of group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate and $42.8 million related to the reduction of income tax liabilities, respectively.

(5)	Amounts reported for 2004 and 2003 include after-tax losses of $71.3 million and $196.9 million, respectively, from the Canadian branch sale and write-downs.

(6)	Adoption of Statement of Financial Accounting Standards No. 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, in 2003.

(7)	Excludes cumulative effect of accounting principle change.

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

Our four primary objectives for 2007 were as follows:

•	Continue to improve the profitability of our Unum US group disability line of business;

•	Ensure that all of our other product lines and businesses that are performing well continue to do so;

•	Continue to execute our capital management strategy; and

•	Successful completion of the claim reassessment process in preparation for the regulatory final examination.

In commenting on our results for 2007, we will discuss three major topics: operating performance of our three major business segments, our capital management strategy, and our outstanding legal and regulatory issues.

Operating Performance of our Major Business Segments

Our primary focus for Unum US during 2007 was continued improvement of our claims management performance in our group disability line of business, and we are pleased with the progress made during the year. We finished 2007 with a group disability benefit ratio of 91.5 percent for the fourth quarter of 2007, consistent with the goals we established for improved claim operational effectiveness. Our 2007 priorities also included improved profitability in certain of our supplemental products and the maintenance of current performance levels in our other lines, and our operating results generally reflect achievement of these priorities. Compared to the prior year, operating income during 2007 improved 22.0 percent in our group life and accidental death and dismemberment product lines and 11.2 percent in our supplemental and voluntary product lines. Positive trends for our Unum US group lines of business include favorable pricing trends, renewal profit improvement, and the management of case persistency. For all of our Unum US lines of business, we are aggressively managing our operating expenses and are continuing to make improvements in our operating effectiveness. Although sales for Unum US in 2007 were lower than in 2006, sales growth gained momentum during the second half of the year. Throughout the year we maintained our disciplined pricing, and our overall sales mix continues to be generally in line with our target mix. The number of new accounts in the group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, increased over the prior year, which we believe is a clear indication of our strong focus in this segment. During the third quarter of 2007, Unum US introduced Simply Unum, a new product offering and administrative platform designed to better meet the needs of our group core market segment and our voluntary market. The new platform represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. The initial market rollout was limited to four pilot sales offices, with the full rollout expected to occur during the first and second quarters of 2008.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 21.4 percent for 2007, as measured in Unum UK’s local currency, compared to 2006. Sales in Unum UK were consistent with the overall level of 2006 sales as well as sales in the core market segment, which we now define for Unum UK as employee groups with less than 500 lives. During 2007, Unum UK continued to take advantage of the opportunities offered by age equality legislation, with £7.4 million of additional sales during 2007 compared to approximately £11.1 million of those types of sales in 2006. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 5 percent in 2007 as compared to 2006. We are focused on increasing market awareness and demand for disability products in the U.K. market.

Our Colonial Life segment also had excellent operating results for 2007, with an increase in segment operating income of 23.7 percent compared to the prior year. Colonial Life’s sales increased 6.3 percent in 2007 over the prior year. Most notable were sales increases in the public sector market for educators and in the commercial market segment for employee groups with less than 100 lives. The number of new accounts increased over the prior year, although the average new case size was smaller than expected. We are focused on maintaining profitable and sustainable sales growth for this segment. During the latter part of 2007, we introduced a new hospital confinement indemnity insurance plan that gives businesses the opportunity to offer their employees a solution to help fill coverage gaps in their major medical plan and help protect employees against increasing out-of-pocket expenses. We also introduced a group limited benefit plan that provides businesses a product offering for their employees who do not have major medical coverage. After completion of brand research and development in the fourth quarter of 2007, we introduced the new Colonial Life brand in January 2008. The new brand includes an updated logo and tag line and is supported by a national advertising campaign.

Capital Management Strategy

In keeping with our capital planning objectives for 2007, and as a result of the build-up of excess capital from improved operating trends and in anticipation of our closed block of individual disability reserves securitization transaction, we formalized our capital management goals and objectives during the latter part of 2007. Our first priority is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our Company for improvements in its credit ratings. We have set in place several financial targets which will guide our capital management decisions including:

•

Maintain a risk based capital (RBC) ratio of 300 percent or greater for our traditional U.S. insurance subsidiaries. This is to be measured on a weighted average basis using the National Association of Insurance Commissioners (NAIC) Company Action Level formula.

•

Maintain leverage at approximately 25 percent. Leverage will be measured as debt to total capital, which we define as debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. This target level excludes the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings).

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

Capital transactions during 2007 included the following:

•	In February, we purchased and retired $150.0 million of our adjustable conversion-rate equity security units.

•

On October 31, 2007, we announced the completion of a securitization of our closed block of individual disability reserves through the issuance of $800.0 million floating rate, insured, senior, secured notes by our wholly-owned subsidiary Northwind Holdings. The transaction also included the intercompany reinsurance of $11.1 billion of statutory reserves, representing approximately 95 percent of our Individual Disability – Closed Block segment, to Northwind Reinsurance Company (Northwind Re), a newly formed special purpose financial captive insurance company domiciled in Vermont and owned by Northwind Holdings. With the risk transfer to Northwind Re, our traditional U.S. insurance subsidiaries were able to release excess statutory capital previously supporting this reinsured closed block business. The excess capital was transferred to Unum Group from the ceding companies through extraordinary dividends. This capital structure allows us to continue to fully support the risk profile of this closed block of business while we redeploy excess capital to other uses.

•

During December, we closed our October 31, 2007, announced tender offer and successfully retired $400.0 million of outstanding debt. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

•

Also during 2007, we made principal payments of $17.5 million on our senior secured non-recourse variable rate notes issued by Tailwind Holdings and purchased and retired $52.0 million aggregate principal amount of other outstanding debt.

•

During December, we established a $400.0 million unsecured revolving credit facility to provide additional liquidity and financial flexibility for our Company. We intend to use any drawn borrowings from the facility for general corporate purposes. Any actions that we may institute will be consistent with our capital management strategy.

At the end of 2007, all of our financial measurements for capital management compare favorably to our target levels. The combined RBC ratio for our traditional U.S. insurance subsidiaries was above our target level. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and also allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the year, was 21.4 percent at the end of 2007, compared to 26.2 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to deferred acquisition costs and income taxes. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.4 percent at the end of 2007, compared to 28.8 percent at the beginning of 2007. In addition, liquidity at our holding companies is greater than one year of fixed charges.

See “Liquidity and Capital Resources” contained herein for further detail.

Outstanding Legal and Regulatory Issues

During 2007, we continued to make progress in resolving our outstanding legal and regulatory issues, most notably the completion of the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. The lead regulators began the examinations of our claims handling practices and the reassessment process in June 2007 and on February 20, 2008, met with members of our board of directors and management to report the results and to advise that no fines will be assessed. The final report for the examinations under the regulatory settlement agreements is expected to be completed by mid-2008.

Other progress on legal and regulatory issues during 2007 includes the following:

•

We received two favorable rulings dismissing, with prejudice, both the antitrust and RICO causes of action in the case entitled In re Insurance Brokerage Antitrust Litigation. Additionally, in January 2008 the defendants’ motion for summary judgment on all ERISA claims was granted. Discovery in the case remains stayed while the court considers the proper procedure for handling of the remaining state law claims and plaintiffs pursue their appeal.

•

We executed a settlement agreement resolving the plan beneficiary class action, or 401(k) case, which is one of the multidistrict litigation matters discussed in our litigation footnote. The settlement agreement was finalized and approved by the court in the fourth quarter of 2007. The entire cost of the settlement was covered by insurance proceeds. In addition, we executed an agreement, subject to court approval, to settle all claims in the case entitled In re UnumProvident Corp. Securities Litigation. The amount of the settlement was $40.0 million, of which $28.4 million was covered by insurance proceeds. The net expense of $11.6 million was included in our second quarter of 2007 operating results.

•

We resolved the putative derivative action in Leonard v. UnumProvident Corporation, et. al. which asserted claims against us and various members of our board of directors. The settlement, the terms of which were not material to us, was approved by the court and the case was dismissed with prejudice during the third quarter of 2007.

Focus for 2008

During 2008, we intend to continue our focus on a number of key areas. Objectives for 2008 include:

•	Consistent execution. We will continue our emphasis on disciplined, profitable growth and strive to better leverage our leadership position.

•

Continued innovation throughout our businesses. Within Unum US, we plan to more broadly launch Simply Unum in the small to mid sized employer marketplace. We also plan to capitalize on the introduction of a number of health related products for Colonial, as well as the launch of a pilot voluntary benefits program in our Unum UK business.

•	Capitalizing on our strong brands and marketplace reputation. We will seek to build on the momentum of 2007 with increased brand and product awareness.

•

Execution of our strategic and capital initiatives. We formalized our capital management strategy during 2007 and established several financial targets which will guide our capital management decisions during 2008 and beyond.

•	Continued resolution of outstanding legal and regulatory issues. We completed our claim reassessment process during 2007, and we expect to resolve additional issues during 2008.

•	Professional development of our employees. We have an increased focus on training and development as well as talent management and building bench strength throughout our Company.

While we are confident in our business outlook, recent market and economic trends indicate the potential for an economic slowdown. We believe the steps we have previously taken, such as product diversification across sectors and locations; the shift in our business mix; our disciplined underwriting, pricing, claims, and expense management; the positioning of our investment portfolio; and the implementation of a capital management strategy which we believe provides financial flexibility will somewhat mitigate the potential impact of an economic slowdown on our operating results.

2007 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

As previously noted, we implemented a claim reassessment process as a result of the settlement agreements we entered into with various state insurance regulators in the fourth quarter of 2004 and the settlement agreement we entered into with the California Department of Insurance (DOI) in the third quarter of 2005. In the second quarter of 2007, we increased our provision for the estimated cost of this claim reassessment process $53.0 million before tax and $34.5 million after tax based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim.

The revised second quarter of 2007 estimate was based on the cost of approximately 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed at that time. At the time of our second quarter of 2007 revision, we had not yet finalized our claim reassessment on the remaining forms but had performed a financial review and included that information in our analysis of emerging experience. Additional information regarding the second quarter revision to our estimate is as follows:

1.	For the second quarter of 2007, the overturn rate averaged 48 percent and was 45 percent for the first six months of 2007.

2.	The average overturn rate was 40 percent at June 2007 from inception to date, compared to 37 percent at December 2006.

3.	The average incurred cost per reassessed claim during the first six months of 2007 was above the assumption we used for our third quarter 2006 revision.

4.	Our assumption concerning the total number of claims projected to be reassessed remained at approximately 23,000, with slightly more claims for group long-term disability and fewer for individual disability.

5.	We increased our previous estimate for benefit costs for claims reopened for our Unum US group long-term disability product line $76.5 million. The revision related to the increase during the second quarter of 2007 in the overturn rate and the average cost, as well as a slightly higher number of claims.

6.	We decreased our previous estimate for benefit costs for claims reopened for our Individual Disability – Closed Block segment $10.7 million. Although the experience relative to our assumptions for the overturn rate was slightly higher, experience indicated that the total number of claims for this segment would be less than our previous assumptions.

7.	We decreased our previous estimate for the additional incremental direct claim reassessment operating expenses $12.8 million due to our projections for an earlier completion of the reassessment process. We released $10.3 million for Unum US group long-term disability and $2.5 million for our Individual Disability – Closed Block segment.

8.	These second quarter of 2007 adjustments to our claim reassessment costs decreased 2007 before-tax operating earnings for our Unum US group disability line of business $66.2 million and increased 2007 before-tax operating earnings for our Individual Disability – Closed Block segment $13.2 million.

We have now completed the claims reassessment process, with no further adjustments to our provision for the estimated claim reassessment costs. See “2006 Significant Transactions and Events” and “2005 Significant Transactions and Events” contained herein for further discussion of the claim reassessment process and the settlement agreements.

Financing

The scheduled remarketing of the senior note element of our 2004 adjustable conversion-rate equity units (units) occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the 2004 units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In June 2007, we purchased and retired $34.5 million of our 6.85% senior debentures due 2015.

On October 31, 2007, Northwind Holdings, a newly formed Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $800.0 million of floating rate, insured, senior, secured notes due 2037 in a private offering. The notes bear interest at a floating rate equal to the three month London Interbank Offered Rate (LIBOR) plus 0.78%. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Northwind Re, the sole subsidiary of Northwind Holdings. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the business of Paul Revere Life, Provident, and Unum America (collectively, the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes. See “Liquidity and Capital Resources” contained herein in Item 7 and Notes 9 and 16 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information on Northwind Holdings and Northwind Re.

In November 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028.

During December 2007, pursuant to a tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

Throughout 2007, we made principal payments of $17.5 million on our senior secured non-recourse notes issued by our wholly-owned subsidiary Tailwind Holdings.

The cost related to the early retirement of debt during 2007 decreased our 2007 operating results approximately $58.8 million before tax, or $38.3 million after tax.

In December 2007, we established a $400.0 million unsecured revolving credit facility.

During 2007 our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled, at our option, in either cash or common stock. We expect the price adjustment to settle on or before the completion of the agreement in May 2008.

See “Liquidity and Capital Resources” contained herein in Item 7 and Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information.

Dispositions

During the first quarter of 2007, we completed the sale of our wholly-owned subsidiary, GENEX Services, Inc. (GENEX), a leading workers’ compensation and medical cost containment services provider. Our growth strategy is focused on the development of our primary markets, and GENEX’s specialty role in case management and medical cost containment related to the workers’ compensation market was no longer consistent with our overall strategic direction. We recognized an after-tax gain on the transaction of approximately $6.2 million. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

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

Other

During the first quarter of 2008, we established a new non-insurance company, Unum Ireland Limited, which is an indirect wholly-owned subsidiary of Unum Group. The purpose of Unum Ireland Limited is to expand our information technology resource options to ensure that our resource capacity keeps pace with the growing demand for information technology support. We anticipate that this subsidiary, which will be located in Carlow, Ireland, will have approximately 50 full-time employees by the end of 2008.

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

2006 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

In the first quarter of 2006, we completed an analysis of our assumptions related to the reserves we established for our claim reassessment process. Our analysis was based on preliminary data as of the end of the first quarter of 2006, when actual results to date were considered credible enough to enable us to update our initial expectations of costs related to the reassessment process. We concluded that a change in our initial assumptions, primarily related to the number of claimants for whom payments will continue because the claimant remains eligible for disability payments, was warranted. We based our conclusion and our revised estimate on the information that existed at that time, which was the actual cost related to approximately 20 percent of the projected ultimate total number of claims expected to be reassessed. The characteristics, profile, and cost of those initial 20 percent of claims were more statistically credible than the information on which we based the initial charges in 2004 and 2005. Based on our analysis, in the first quarter of 2006 we recorded a charge of $86.0 million before tax, or $55.9 million after tax, to reflect our then current estimate of future obligations for benefit costs for claims reopened in the reassessment. The first quarter charge decreased 2006 before-tax operating results for our Unum US group disability line of business $72.8 million and our Individual Disability – Closed Block segment $13.2 million.

In the third quarter of 2006, we increased our provision for the cost of the reassessment process $325.4 million before tax and $211.5 million after tax based on changes in our emerging experience for the number of decisions being overturned by the reassessment process and the average cost per reassessed claim. The revised third quarter estimate was based on the cost of approximately 55 percent of the projected ultimate total number of claims expected to be reassessed. The third quarter charge was comprised of $310.4 million to reflect our revised estimate of future obligations for benefit costs for claims reopened in the reassessment and $15.0 million for additional incremental direct claim reassessment operating expenses because of the additional time then estimated to complete the process. Our best estimate of $310.4 million for the reopened claims assumed that the nature and characteristics of the approximately 45 percent remaining claims estimated to be reassessed at that time would be similar to the average profile of the 55 percent already reviewed at that time. The third quarter charge decreased before-tax operating results for our Unum US group disability line of business $291.4 million and our Individual Disability – Closed Block segment $34.0 million.

Regulatory Investigations

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor (DOL). Following highly publicized litigation involving the alleged practices of a major insurance broker, the NAIC has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there to be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In June 2004, we received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and us and our subsidiaries. In November 2006 we entered into a settlement agreement on broker compensation with the NYAG in the form of an assurance of discontinuance that provided for a national restitution fund of $15.5 million and a fine of $1.9 million. We expect that the restitution fund will be fully distributed by December 2008.

We support the full disclosure of compensation paid to both brokers and agents and have implemented policies to facilitate customers obtaining information regarding broker compensation from their brokers. Additionally, we provide appropriate notices to customers stating our policy surrounding disclosure and provide information on our Company website about our broker compensation programs. Under these policies, any customer who wants specific broker compensation related information can obtain this information by contacting our Broker Compensation Services at a toll-free number. Other changes implemented during 2006 included requiring customer approval of compensation paid by us to the broker when the customer is also paying a fee to the broker and strengthening certain policies and procedures associated with new business and quoting activities.

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

In the second quarter of 2006, we purchased and retired $50.0 million aggregate liquidation amount of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. In the fourth quarter of 2006, we purchased $32.0 million aggregate principal amount of our outstanding 6.850% notes due 2015.

The cost related to the early retirement of debt decreased our 2006 annual income approximately $25.8 million before tax, or $16.9 million after tax.

In November 2006, Tailwind Holdings, a Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $130.0 million of floating rate, insured, senior, secured notes in a private offering. The payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. See “Liquidity and Capital Resources” contained herein in Item 7 and Notes 9 and 16 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information on Tailwind Holdings and Tailwind Re.

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

2005 Significant Transactions and Events

California Settlement Agreement and Amendment of the Multistate Market Conduct Examination Settlement Agreements

In October 2005, certain of our insurance subsidiaries entered into a settlement agreement with the California DOI in connection with a market conduct examination and investigation of the subsidiaries’ disability claims handling practices. The California DOI had chosen not to join the fourth quarter of 2004 multistate settlement agreements our insurance subsidiaries entered into with state insurance regulators of 48 states upon conclusion of a multistate market conduct examination. The 2004 multistate examination resulted in a report and regulatory settlement agreements that became effective on December 21, 2004.

As part of the settlement with the California DOI, we paid a civil penalty of $8.0 million and agreed to change certain practices and policy provisions related to our California business. The settlement also incorporated claims handling practices previously covered by the multistate settlement agreements and included certain additional claims handling changes. Under the terms of the settlement, we changed certain provisions specific to California disability policies. Additionally as part of the settlement, we received approval from the California DOI for the use of new individual and group disability policy forms, which became available for sale on November 1, 2005.

The California settlement also incorporated the claim reassessment process contained in the 2004 multistate settlement agreements. California claimants were included in the 2004 multistate settlement agreements and could have chosen to participate in that claim reassessment process even though California did not join the multistate settlement agreements. Under the California agreement, reassessment notices were mailed to approximately 26,000 individuals whose claims were denied or terminated between January 1, 1997, and September 30, 2005. Many of these individuals had already received reassessment notices under the multistate settlement agreements. Additionally, as part of the California agreement, an individual whose claim denial or termination was upheld by our reassessment unit could request an independent review by a member of a panel established for that purpose.

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

Separately, we offered to reassess private label, acquired, and reinsured block claims, as well as claims administered on behalf of certain employers from January 1, 1997, through January 18, 2005 (and through September 30, 2005 for California residents). These approximately 24,000 claims were not included in the 2004 multistate settlement agreements, but the offer to reassess generally followed the reassessment procedures contained in those agreements.

Based on the settlement agreement and related matters as they existed at that time period, in the third quarter of 2005 we recorded a charge of $75.0 million before tax, or $51.6 million after tax, comprised of four elements: $14.3 million of incremental direct operating expenses to conduct the reassessment process; $37.3 million for benefit costs and reserves from claims reopened from the reassessment; $15.4 million for additional benefit costs and reserves for claims already incurred and currently in inventory that were anticipated as a result of the claim process changes being implemented; and the $8.0 million civil penalty. The charge decreased before-tax operating results for the Unum US segment group disability line of business and supplemental and voluntary lines of business $37.4 million and $3.3 million, respectively, and the Individual Disability – Closed Block segment $34.3 million. The ongoing costs of changes in the claims handling process and governance improvements have subsequently been included in our operating expenses as incurred. See preceding “2007 Significant Transactions and Events” and “2006 Significant Transactions and Events” for a discussion of subsequent revisions to our initial claim reassessment cost estimates.

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

Closed Block Reinsurance Recapture from Centre Life Reinsurance Ltd.

During 2005, we recaptured a closed block of individual disability business that included approximately $1.6 billion in invested assets and $185.0 million of annual premium. The effective date of the recapture was August 8, 2005.

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

The underlying operating results of the reinsurance contract, prior to recapture, were reflected in other income. The recapture therefore did not have a material impact on operating income for the Individual Disability – Closed Block segment.

On a statutory basis of reporting, the recapture increased statutory surplus $57.5 million in Unum America. The recapture did not have a material impact on our targeted RBC objectives for our U.S. insurance subsidiaries.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. The accounting estimates we deem to be most critical to our results of operations and balance sheets are those related to reserves for policy and contract benefits, deferred acquisition costs, investments, and income taxes. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements.

For additional information, refer to our significant accounting policies in Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8.

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $36.9 billion at December 31, 2007 and 2006, or approximately 80 percent of our total liabilities. Reserves ceded to reinsurers were $6.6 billion and $7.6 billion at December 31, 2007 and 2006, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our traditional non interest-sensitive products, including our individual disability, individual and group long-term care, and voluntary benefits products in our Unum US segment; individual disability products in our Unum UK segment; disability and cancer and critical illness policies in our Colonial Life segment; and, the Individual Disability – Closed Block segment products. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e., loss recognition occurs).

•	Persistency assumptions are based on our actual historical experience adjusted for future expectations.

•

Claim incidence and claim resolution rate assumptions related to mortality and morbidity are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations.

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

We perform loss recognition tests on our policy reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a segment when we perform the loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred acquisition cost balance, the existing policy reserves are increased or deferred acquisition costs are reduced to immediately recognize the deficiency. Thereafter, the policy reserves for the product line are calculated using the same method we used for the loss recognition testing, referred to as the gross premium valuation method, wherein we use our best estimate as of the gross premium valuation (loss recognition) date rather than the initial policy issue date to determine the expected future claims, commissions, and expenses we will pay and the expected future gross premiums we will receive.

We maintain policy reserves for a policy for as long as the policy remains in force, even after a separate claim reserve is established.

Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2007 represented approximately 31.8 percent, 0.2 percent, and 9.0 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Individual Disability – Closed Block segment, which at December 31, 2007, represented approximately 13.6 percent of our total gross policy reserves, are determined using the gross premium valuation method based on assumptions established as of January 1, 2004, the date of loss recognition. Key assumptions are policy persistency, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive. There is no provision for profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for this segment. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business quarterly.

The Other segment includes products no longer actively marketed, the majority of which have been reinsured. Policy reserves for this segment represent $5.5 billion on a gross basis, or approximately 45.4 percent, of our total policy reserves. We have ceded $3.9 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability and group and individual long-term care lines of business and our Individual Disability – Closed Block segment represent approximately 38.5 percent and 42.0 percent, respectively, of our total claim reserves at December 31, 2007. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.8 percent of our total claim reserves at December 31, 2007. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 10.8 percent of our total claim reserves at December 31, 2007, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The persistency rates we assume in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK’s own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life’s lines of business, which approximate 1.4 percent of our total claim reserves at December 31, 2007, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: 1) the timing, rate, and amount of estimated future claim payments; and 2) the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent reserves determined for each incurred claim and also include estimated amounts for litigation expenses and other expenses associated with the payment of the claims as well as provisions for claims which we estimate will be reopened for our long-term care products. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopen claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(in millions of dollars)
	December 31, 2007
	Gross
	Policy Reserves	%	Claim Reserves		%	Total (1)	Total Reinsurance Ceded	Total Net
			Incurred	IBNR
Group Disability	$—	—%	$7,770.4	$596.9	33.8%	$8,367.3	$92.9	$8,274.4
Group Life and Accidental Death & Dismemberment	73.9	0.6	772.4	178.5	3.8	1,024.8	3.4	1,021.4
Individual Disability—Recently Issued	458.4	3.8	822.4	72.5	3.6	1,353.3	79.4	1,273.9
Long-term Care	2,478.2	20.4	244.3	32.6	1.1	2,755.1	52.6	2,702.5
Voluntary Benefits	853.1	7.0	19.1	35.0	0.2	907.2	14.6	892.6

Unum US Segment	3,863.6	31.8	9,628.6	915.5	42.5	14,407.7	242.9	14,164.8

Unum UK Segment	30.7	0.2	2,420.4	268.8	10.8	2,719.9	149.3	2,570.6

Colonial Life Segment	1,091.7	9.0	239.9	104.1	1.4	1,435.7	33.4	1,402.3

Individual Disability—Closed Block Segment	1,657.2	13.6	10,013.8	391.7	42.0	12,062.7	1,374.4	10,688.3

Other Segment	5,515.2	45.4	518.3	288.9	3.3	6,322.4	4,770.8	1,551.6

Subtotal, Excl. Unrealized Adj.	$12,158.4	100.0%	$22,821.0	$1,969.0	100.0%	$36,948.4	$6,570.8	30,377.6

Adjustment to Reserves for Unrealized Investment Gains								859.3	(1)

Consolidated								$31,236.9

	December 31, 2006
	Gross
	Policy Reserves	%	Claim Reserves		%	Total (1)	Total Reinsurance Ceded	Total Net
			Incurred	IBNR
Group Disability	$—	—%	$7,563.0	$790.3	34.3%	$8,353.3	$101.5	$8,251.8
Group Life and Accidental Death & Dismemberment
	63.1	0.5	736.5	202.2	3.9	1,001.8	2.7	999.1
Individual Disability—Recently Issued	431.8	3.4	718.9	71.5	3.3	1,222.2	76.7	1,145.5
Long-term Care	2,067.2	16.4	195.0	31.6	0.9	2,293.8	57.1	2,236.7
Voluntary Benefits	787.9	6.2	22.3	36.3	0.2	846.5	13.3	833.2

Unum US Segment	3,350.0	26.5	9,235.7	1,131.9	42.6	13,717.6	251.3	13,466.3

Unum UK Segment	28.9	0.2	2,252.8	286.4	10.4	2,568.1	142.4	2,425.7

Colonial Life Segment	1,021.3	8.1	234.5	100.8	1.4	1,356.6	36.7	1,319.9

Individual Disability—Closed Block Segment	1,777.8	14.1	9,794.9	443.9	42.1	12,016.6	1,498.7	10,517.9

Other Segment	6,444.3	51.1	561.4	282.1	3.5	7,287.8	5,686.4	1,601.4

Subtotal, Excl. Unrealized Adj.	$12,622.3	100.0%	$22,079.3	$2,245.1	100.0%	$36,946.7	$7,615.5	29,331.2

Adjustment to Reserves for Unrealized Investment Gains								963.1	(1)

Consolidated								$30,294.3

(1)	Equals the sum of “Policy and Contract Benefits” and “Reserves for Future Policy and Contract Benefits,” as reported in our consolidated balance sheets.

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

Trends in Key Assumptions

Because our actual experience regarding persistency and claim incidence has varied very little from our policy reserve and IBNR claim reserve assumptions, we have had minimal adjustments to our persistency assumptions and claim incidence assumptions during 2006 and 2007. Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period. Should a recession occur, it is possible that our claim incidence rates for this type of product would increase.

Actual interest rates and the assumptions we use to discount our reserves have generally trended downward for all segments and product lines during 2006 and 2007. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our discount rate assumptions tend to occur gradually over a longer period of time because of the long duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Individual Disability – Closed Block segment have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during the period 2005 through 2007 have varied by +/-3 percent in our Unum US group long-term disability and between +8 and -6 percent in our Unum US individual disability – recently issued line of business and in our Individual Disability – Closed Block segment.

Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2005 and 2006, we experienced quarter to quarter variability in our claim resolution rates. We believe this variability was primarily the result of a short-term reduction in the operating effectiveness of our Unum US and Individual Disability – Closed Block segment claims management performance. During 2007, we gained more stability in our claims management performance, and our claim resolution rates were more consistent with our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our reserve balance by +/- 2.4 percent. Using our actual claim reserve balance at December 31, 2007, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Individual Disability – Closed Block segment, the claim reserve balance could potentially vary by +/-1.9 percent of our reported balance, which at December 31, 2007, would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. The major contributor to the variance for both the group long-term disability line of business and the Individual Disability – Closed Block segment is the claim resolution rate. We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

Deferred Acquisition Costs (DAC)

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

Over 90 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During the years 2005 and 2006, our key assumptions used to develop the future amortization did not change materially. We adopted the provisions of SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 shortened the amortization period of our Unum US and Unum UK group disability, group life, and group accidental death and dismemberment products, as shown below. The amortization periods for the other product lines were not impacted by the adoption of SOP 05-1. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Presented below are our assumptions, both before and after the adoption of SOP 05-1, for the years 2007, 2006, and 2005, regarding the length of our amortization periods and the approximate DAC balance that remains at the end of years 3, 10, and 15, as a percentage of the cost initially deferred.

	2007				2006 and 2005
	Amortization Period	Balance Remaining as a % of Initial Deferral			Amortization Period	Balance Remaining as a % of Initial Deferral
		Year 3	Year 10	Year 15		Year 10	Year 15
Unum US
Group Disability	6	25%	0%	0%	20	25%	10%
Group Life and Accidental Death & Dismemberment	6	20%	0%	0%	15	15%	0%
Supplemental and Voluntary
Individual Disability—
Recently Issued	20	75%	50%	25%	20	50%	25%
Long-term Care	20	80%	55%	25%	20	55%	25%
Voluntary Benefits	15	60%	15%	0%	15	15%	0%

Unum UK
Group Disability	6	25%	0%	0%	15	20%	0%
Group Life	6	20%	0%	0%	15	20%	0%
Individual Disability	15	60%	15%	0%	15	15%	0%

Colonial Life	17	60%	20%	10%	17	20%	10%

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

Private placement fixed maturity securities had a fair value of approximately $3.9 billion, or 10.9 percent of total fixed maturity securities, at December 31, 2007. Private placement fixed maturity securities do not have readily determinable market prices. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we obtain prices from independent third-party brokers to establish valuations for certain of these securities. Our ability to liquidate our positions in some of these securities could be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involve significant assumptions and may not reflect those of an active market. We believe that generally these private placement securities carry an average credit quality comparable to companies rated Baa or BBB by major credit rating organizations.

As of December 31, 2007, the key assumptions used to estimate the fair value of private placement fixed maturity securities included the following:

•	Risk free interest rates of 3.44 percent for five-year maturities to 4.45 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 1.81 percent to 2.15 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2007 net unrealized gain in the fixed maturity securities portfolio by approximately $1.7 million. Historically, our realized gains or losses on dispositions of private placement fixed maturity securities have not varied significantly from amounts estimated under the valuation methodology described above.

Changes in the fair value of fixed maturity securities, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If we subsequently determine that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in our consolidated statements of income. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income.

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

Pension and Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. pension plans comprise the majority of our total benefit obligation and pension expense. Our U.K. operation maintains a separate defined benefit plan for eligible employees. The U.K. defined benefit pension plan was closed to new entrants on December 31, 2002.

We follow Statements of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Pensions, No. 106 (SFAS 106), Employers’ Accounting for Postretirement Benefits Other Than Pensions, No. 132 (SFAS 132), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and No. 158 (SFAS 158),

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) in our financial reporting and accounting for our pension and postretirement benefit plans. See Note 10 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 for further discussion.

Our net periodic benefit costs and the value of our benefit obligations for these plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We also use, as applicable, expected increases in compensation levels and a weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate.

The assumptions chosen for our pension and OPEB plans use consistent methodology but reflect the differences in the plan obligations. The assumptions are reviewed annually, and we use a December 31 measurement date for each of our plans. The discount rate assumptions and expected long-term rate of return assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

Discount Rate Assumptions

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. We set the discount rate assumption at the measurement date for each of our retirement related benefit plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs.

The discount rate we used to determine our 2008 net periodic benefit costs for our U.S. pension plans was 6.50 percent. For 2007, the discount rate was 6.10 percent prior to the remeasurement date of March 1, 2007, at which time it changed to 5.90 percent. No other assumptions were materially changed in the remeasurement, which resulted from the sale of GENEX and the curtailment of the pension plan benefits for the employees of GENEX. See Note 10 of the “Notes to Consolidated Financial Statements” for further discussion of the curtailment and remeasurement.

The discount rate used for the net periodic benefit costs for 2008 and 2007 for our U.K. pension plan was 5.80 percent and 5.10 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2008 and 2007 was 6.30 percent and 5.90 percent, respectively.

Reducing the discount rate assumption by 50 basis points would have resulted in an increase in our 2007 pension expense of approximately $13.0 million, before tax, and an increase in our benefit obligation of approximately $115.3 million as of December 31, 2007, resulting in an after-tax decrease in stockholders’ equity of approximately $74.9 million as of December 31, 2007. A 50 basis point reduction in the discount rate assumption would increase our annual OPEB costs by approximately $0.1 million before tax.

Increasing the discount rate assumption by 50 basis points would have resulted in a decrease in our 2007 pension expense of approximately $11.7 million, before tax, and a decrease in our benefit obligation of approximately $101.0 million as of December 31, 2007, resulting in an after-tax increase in stockholders’ equity of approximately $65.7 million as of December 31, 2007. A 50 basis point increase in the discount rate assumption would not change our annual OPEB costs.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. We use a compound interest method in computing the rate of return on pension plan assets. The investment portfolio for our U.S. pension plans during 2007 contained a diversified blend of large cap, mid cap, and small cap equity securities, convertible securities, and investment-grade and below-investment-grade fixed income securities. Assets for our U.K. pension plan are invested in pooled funds, with approximately 56 percent in diversified growth assets including global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The remainder of the assets for our U.K. plan is predominantly invested in fixed interest bonds and index linked bonds. Assets for our OPEB plan are invested primarily within life insurance contracts issued by one of our insurance subsidiaries. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated.

Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance and evaluations of investment forecasts obtained from external consultants and economists. The methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan’s strategic asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

The long-term rate of return on assets used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2008 and 2007 was 7.50 percent and 8.00 percent, respectively. The long-term rate of return on asset assumption used for 2008 and 2007 for our U.K. pension plan was 6.90 percent and 6.80 percent, respectively, and for our OPEB plan, 5.75 percent for both years.

Changing the expected long-term rate of return on the plan assets by +/-50 basis points would have changed our 2007 pension plan expense by approximately $4.5 million before tax and our OPEB plan expense by approximately $0.1 million before tax. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses through the measurement date.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss and an unrecognized prior service credit, which represent the cumulative liability and asset gains and losses and the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2007, the unrecognized net loss for these two items combined was approximately $301.8 million compared to $352.3 million at December 31, 2006. The decrease is primarily due to the increase in the year end discount rate. Prior to the adoption of SFAS 158, unrecognized actuarial gains or losses and prior service costs or credits were amortized as a component of pension expense but were not reported in companies’ balance sheets. SFAS 158 requires that actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as of the adoption date of SFAS 158 be recognized as components of accumulated other comprehensive income, net of tax. The unrecognized gains or losses will be amortized out of accumulated other comprehensive income and included as a component of the net benefit cost, as they were prior to the adoption of SFAS 158. Our 2007, 2006, and 2005 pension and OPEB expense includes $15.3 million, $17.8 million, and $15.2 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit. The unrecognized net actuarial loss for our pension plans, which is $310.6 million at December 31, 2007, will be amortized over the average future working life of pension plan participants, currently estimated at 12 years for U.S. participants and 15 years for U.K. participants. The unrecognized net actuarial loss of $6.7 million for our OPEB plan will be amortized the average future working life of OPEB plan participants, currently estimated at 11 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor is established based on the greater of 10 percent of the plan assets or 10 percent of the accumulated postretirement benefit obligation. At December 31, 2007, none of the actuarial loss was outside of the corridor.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $784.3 million at December 31, 2007, compared to $658.5 million at year end 2006. The plan contribution in 2007, coupled with the liability decrease due to increasing discount rates, has improved the year end funding level in the plan such that it has a deficit of $43.8 million as of December 31, 2007, compared to $151.6 million as of December 31, 2006. The fair value of plan assets in our OPEB plan was $12.0 million at December 31, 2007 and 2006. These assets represent life insurance reserves to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to partially offset these payments.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974 (ERISA). We had no regulatory contribution requirements for 2007 and 2006; however, we elected to make voluntary contributions of $110.0 million and $92.0 million, respectively, to our U.S. qualified defined benefit pension plan. We expect to make a voluntary contribution of approximately $55.0 million in 2008, based on current tax law.

During 2006, the federal government enacted the Pension Protection Act of 2006 which requires companies to fully fund defined benefit pension plans over a seven year period beginning in 2008. We have evaluated this requirement and have made estimates of amounts to be funded in the future. Based on this assessment, we do not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on our liquidity.

The fair value of plan assets for our U.K. pension plan was $186.2 million at December 31, 2007, compared to $168.9 million at year end 2006. The U.K. pension plan has a deficit of $1.7 million at December 31, 2007, compared to $9.6 million at December 31, 2006. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 18.2 percent of eligible salaries, sufficient to meet the minimum funding requirement under U.K. legislation. During 2006, we made a voluntary contribution of $44.2 million to reduce the deficit and required contributions of $9.1 million. During 2007, we made a required contribution of £5.3 million, or approximately $10.5 million. We anticipate that we will make contributions during 2008 of approximately £5.4 million.

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

Effective January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position under FIN 48 is a two step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a position that satisfies the recognition threshold at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not threshold but that now satisfy the recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. If a previously recognized tax position is settled for an amount that is different from the amount initially measured under FIN 48, the difference will be recognized as a tax benefit or expense in the period the settlement is effective. We believe that tax positions have been reflected in our financial statements at appropriate amounts in conformity with FIN 48.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2007	% Change	2006	% Change	2005
Revenue
Premium Income	$7,901.1	(0.6)%	$7,948.2	1.7%	$7,815.6
Net Investment Income	2,409.9	3.8	2,320.6	6.0	2,188.3
Net Realized Investment Gain (Loss)	(65.2)	N.M.	2.2	132.8	(6.7)
Other Income	274.1	3.7	264.3	0.8	262.1

Total	10,519.9	(0.1)	10,535.3	2.7	10,259.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,988.2	(7.8)	7,577.2	7.0	7,083.2
Commissions	841.1	2.7	819.0	1.8	804.7
Interest and Debt Expense	183.1	(4.5)	191.8	(7.8)	208.0
Cost Related to Early Retirement of Debt	58.8	127.9	25.8	N.M.	—
Deferral of Acquisition Costs	(556.3)	5.3	(528.2)	1.7	(519.4)
Amortization of Deferred Acquisition Costs	480.4	0.4	478.6	3.2	463.7
Compensation Expense	722.4	6.2	680.5	3.3	659.0
Other Expenses	805.0	(2.4)	825.2	(4.7)	866.2

Total	9,522.7	(5.4)	10,069.9	5.3	9,565.4

Income from Continuing Operations
Before Income Tax	997.2	114.3	465.4	(32.9)	693.9
Income Tax	324.8	N.M.	61.8	(67.5)	189.9

Income from Continuing Operations	672.4	66.6	403.6	(19.9)	504.0

Income from Discontinued Operations	6.9	(6.8)	7.4	(22.9)	9.6

Net Income	$679.3	65.3	$411.0	(20.0)	$513.6

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

(in millions of dollars)
	Year Ended December 31
	2007	2006	2005
Benefits and Change in Reserves for Future Benefits
Regulatory Claim Reassessment Charges	$65.8	$396.4	$52.7

Other Operating Expenses
Regulatory Claim Reassessment Charges	(12.8)	15.0	22.3
Broker Compensation Settlements	—	18.5	—

Total Charges, Before Tax	$53.0	$429.9	$75.0

Total Charges, After Tax	$34.5	$280.1	$51.6

Consolidated premium income for both 2007 and 2006 includes premium growth, relative to the preceding year, for Unum US supplemental and voluntary lines of business, Unum UK, and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income during 2007 and 2006, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. Premium persistency for our Unum US group market segment declined in 2007 relative to 2006, as expected and due to a decline in persistency in the large case market segment, but case persistency is above the level of the prior year and is consistent with our expectations. Premium income in the Individual Disability – Closed Block segment decreased in 2007 relative to 2006 due primarily to the expected decline in this block of closed business, although this segment’s premium income increased in 2006 relative to the prior year due to the recapture of a ceded block of business in the third quarter of 2005.

Net investment income is progressively higher each year due primarily to the growth in invested assets, offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities in each of 2007 and 2006 relative to the preceding year. In addition, both 2007 and 2006 include a full year of net investment income, versus a partial year during 2005, on the bonds transferred to us in conjunction with the third quarter of 2005 recapture of a ceded closed block of individual disability business. We expect that our portfolio yield will continue to gradually decline until the market rates on new purchases increase above the level of the overall yield in our portfolio.

We reported a net realized investment loss of $65.2 million in 2007 compared to a gain of $2.2 million in 2006 and a loss of $6.7 million in 2005. Included in those amounts are changes in the fair value of the embedded derivatives in certain reinsurance contracts, which resulted in net realized losses of $57.3 million, $5.3 million, and $7.9 million in 2007, 2006, and 2005, respectively. Also, in the third quarter of 2007, we recognized losses of $18.4 million related to the decline in fair value below amortized cost for certain securities for which it was determined during the third quarter of 2007 that we no longer had the intent to hold to recovery or maturity due to anticipated changes in our capital requirements resulting from the reinsurance transactions involving our Individual Disability – Closed Block segment business and the related issuance of $800.0 million of notes, as well as our capital redeployment plans. See “Investments” contained herein in Item 7 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 88.4 percent in 2007 compared to 95.3 percent in 2006 and 90.6 percent for 2005. As noted above, our reported benefits and change in reserves for future benefits include charges pertaining to our claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 87.6 percent for 2007, compared to 90.3 percent for 2006 and 90.0 percent for 2005. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense continues to decline year over year due to the reduction in our outstanding debt.

Cost related to early retirement of debt includes costs associated with our $769.5 million and $732.0 million debt repurchases during 2007 and 2006. See “Debt” contained herein in Item 7 for additional information.

Excluding amounts related to claim reassessment and broker compensation settlements, our expense ratio improved in 2006 relative to 2005 but increased in 2007. The increase was due primarily to the decrease in premium income, as well as the second quarter of 2007 litigation settlement expense and additional expenses associated with the development of new product offerings in our core lines of business. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

As previously noted, during the third quarter of 2007, we recorded a reduction of $1.7 million to our income tax expense to reflect the impact of the enactment of the U.K. tax rate change on our net deferred tax liability related to our U.K. operations. During the second half of 2007, our income tax expense reflected the lower U.K. tax rate, and we expect that our overall effective tax rate in the future will also be reduced by an amount proportional to earnings from our U.K. operations. Income tax for 2006 includes tax benefits of $91.9 million as a result of the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction in which our businesses operate. In addition, we recorded a net tax benefit of $1.3 million related to interest and tax refunds on prior year tax items in excess of what was previously provided. Income tax for 2005 includes tax benefits of $42.8 million related to the reduction of income tax liabilities in the first and third quarters of 2005 and a net tax benefit of $3.3 million recorded in connection with the repatriation of unremitted foreign earnings from our U.K. subsidiaries under the Homeland Investment Act of 2004.

Consolidated Sales Results

(in millions of dollars)
	Year Ended December 31
	2007	% Change	2006	% Change	2005
Unum US
Fully Insured Products	$631.0	(6.1)%	$671.8	4.0%	$645.8
Administrative Services Only (ASO) Products	7.2	(47.4)	13.7	80.3	7.6

Total Unum US	638.2	(6.9)	685.5	4.9	653.4

Unum UK	105.4	4.3	101.1	(23.6)	132.3

Colonial Life	334.9	6.3	315.1	10.0	286.4

Individual Disability - Closed Block	3.0	(31.8)	4.4	(32.3)	6.5

Consolidated	$1,081.5	(2.2)	$1,106.1	2.5	$1,078.6

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block (previously referred to as Individual Income Protection – Closed Block), Other, and Corporate. In the following segment financial data and discussions of segment results, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Year Ended December 31
	2007	2006	2005
Operating Revenue by Segment	$10,585.1	$10,533.1	$10,266.0
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)

Revenue	$10,519.9	$10,535.3	$10,259.3

Operating Income by Segment	$1,062.4	$463.2	$700.6
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)
Income Tax	324.8	61.8	189.9
Income from Discontinued Operations	6.9	7.4	9.6

Net Income	$679.3	$411.0	$513.6

As previously noted, included in the before-tax operating income by segment shown above are before-tax charges of $53.0 million, $411.4 million, and $75.0 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process and $18.5 million in 2006 for the broker compensation settlement.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued disability insurance, group and individual long-term care insurance, and voluntary benefits products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)

	Year Ended December 31
	2007	% Change	2006	% Change	2005
Operating Revenue
Premium Income	$5,014.0	(3.5)%	$5,196.0	(0.6)%	$5,229.0
Net Investment Income	1,129.9	6.3	1,063.1	6.5	998.2
Other Income	135.7	25.1	108.5	(0.1)	108.6

Total	6,279.6	(1.4)	6,367.6	0.5	6,335.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,246.4	(10.6)	4,752.1	7.5	4,419.3
Commissions	501.5	(0.7)	505.2	0.7	501.6
Deferral of Acquisition Costs	(304.2)	(0.7)	(306.2)	(1.8)	(311.9)
Amortization of Deferred Acquisition Costs	277.1	(8.3)	302.2	(1.5)	306.9
Other Expenses	993.2	(2.5)	1,018.6	(1.3)	1,032.2

Total	5,714.0	(8.9)	6,271.9	5.4	5,948.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$565.6	N.M.	$95.7	(75.3)	$387.7

N.M. = not a meaningful percentage

Included in the operating income reported above for Unum US are before-tax charges of $66.2 million, $364.2 million, and $40.7 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process.

Unum US Sales

(in millions of dollars)

	Year Ended December 31
	2007	% Change	2006	% Change	2005
Fully Insured Products
Group Long-term Disability	$177.7	(14.8)%	$208.5	15.6%	$180.4
Group Short-term Disability	64.7	(12.7)	74.1	(0.9)	74.8
Group Life	134.0	(10.5)	149.8	(5.1)	157.8
Accidental Death & Dismemberment	13.8	0.7	13.7	(6.8)	14.7
Individual Disability—Recently Issued	59.7	7.8	55.4	3.0	53.8
Group Long-term Care	32.8	30.7	25.1	19.0	21.1
Individual Long-term Care	9.9	(10.0)	11.0	(15.4)	13.0
Voluntary Benefits	138.4	3.1	134.2	3.1	130.2

Total Fully Insured Products	631.0	(6.1)	671.8	4.0	645.8

Administrative Services Only (ASO) Products	7.2	(47.4)	13.7	80.3	7.6

Total Sales	$638.2	(6.9)	$685.5	4.9	$653.4

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

While overall sales for Unum US declined in 2007 relative to 2006, we maintained our disciplined pricing and our sales mix was generally in line with our target mix. In 2007, we had a sales mix of approximately 61 percent core market and 39 percent large case market, in line with our targeted 60 percent core/40 percent large case market distribution mix. Although sales on an annualized premium basis declined year over year in our group core market segment, the number of new accounts in this segment increased over the prior year. Sales growth gained momentum during the second half of the year, with an increase of 14.5 percent in group core market sales during the last six months of 2007 compared to the same period of 2006.

Sales for our individual disability line of business increased over the prior year. We continue to focus on the multi-life individual disability business, with almost 94 percent of total 2007 sales for this line of business occurring in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Our voluntary benefits sales increased in 2007 relative to the prior year, consistent with our focus on sales growth in our voluntary product lines.

We anticipate that sales for our group core market segment and our voluntary products will increase during 2008. Because our focus for our 2007 renewal program was aimed primarily at improving the profitability of our large case group business, sales and persistency for the large case market segment declined during 2007, as expected. As previously noted, during the third quarter of 2007, we introduced Simply Unum, a new product offering and administrative platform designed to better meet the needs of our group core market segment and our voluntary market. The initial market rollout was limited to four pilot sales offices, with the full rollout expected to occur during the first and second quarters of 2008.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Sales for Unum US increased slightly in 2006 compared to 2005, with a sales mix of approximately 52 percent core market and 48 percent large case in our group products.

Group disability sales, on a fully insured basis, increased in 2006 compared to 2005, with an increase in the large case market driven by additional new sales to existing group policyholders. Group disability case coverages in the core market grew relative to 2005, but because of a lower case size, core market sales, when measured in dollars of annualized premium income, declined relative to 2005. On a by market segment basis, core market segment sales for group life increased in 2006 relative to 2005, while sales in the large case market segment decreased in 2006 compared to 2005.

Approximately 90 percent of total 2006 sales for our individual disability line of business occurred in the multi-life market. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Voluntary benefits sales increased in 2006 in comparison to 2005 as we continued to focus on the voluntary product lines for future growth.

Unum US Persistency and Renewal of Existing Business

A continuing part of our strategy for Unum US group business involves executing our renewal programs and managing persistency in our existing blocks of business. Our renewal programs have generally been successful in retaining business that is relatively more profitable than business that terminated. While we believe the additional premium and related profits associated with renewal activity will continue to emerge, we intend to balance the renewal program with the need to maximize persistency and retain broker relationships. Persistency, measured in both premium dollars and in number of cases, for the large case group market segment declined during 2007 relative to the prior year because of our 2007 strategy for this market. Premium persistency was also lower for our core group market segment, but case persistency for this market segment improved over the level of 2006. During 2006, persistency for each of our product lines was generally higher than or consistent with 2005.

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

In January 2006, we began a process of filing a request with various state insurance departments for rate adjustments on one older series of individual long-term care policies. The rate adjustment brings the rates for this policy series closer to today’s market, better reflecting current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increases has begun to emerge and is expected to continue to do so during 2008.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	% Change	2006	% Change	2005
Operating Revenue
Premium Income
Group Long-term Disability	$1,895.7	(2.9)%	$1,953.3	(0.4)%	$1,961.6
Group Short-term Disability	485.6	(8.4)	530.2	(6.4)	566.3

Total Premium Income	2,381.3	(4.1)	2,483.5	(1.8)	2,527.9
Net Investment Income	636.0	2.3	621.9	2.7	605.7
Other Income	100.2	21.7	82.3	2.5	80.3

Total	3,117.5	(2.2)	3,187.7	(0.8)	3,213.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,277.4	(15.7)	2,702.5	12.7	2,397.7
Commissions	167.7	(4.6)	175.8	0.4	175.1
Deferral of Acquisition Costs	(60.4)	(6.4)	(64.5)	(0.2)	(64.6)
Amortization of Deferred Acquisition Costs	66.2	(23.4)	86.4	(6.3)	92.2
Other Expenses	561.6	(4.6)	588.6	1.0	582.5

Total	3,012.5	(13.7)	3,488.8	9.6	3,182.9

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$105.0	134.9	$(301.1)	N.M.	$31.0

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	95.6%		108.8%		94.8%
Other Expense Ratio (2)	23.6%		23.7%		23.0%
Before-tax Operating Income (Loss) Ratio (3)	4.4%		(12.1)%		1.2%

Premium Persistency:
Group Long-term Disability	85.1%		87.8%		84.8%
Group Short-term Disability	74.0%		85.6%		79.6%

Case Persistency:
Group Long-term Disability	88.4%		87.4%		87.2%
Group Short-term Disability	87.4%		86.2%		85.6%

N.M. = not a meaningful percentage

(1)	Included in these ratios are charges of $76.5 million, $349.2 million, and $27.3 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process. Excluding these charges, the benefit ratios for 2007, 2006, and 2005 would have been 92.4%, 94.8%, and 93.8%, respectively.

(2)	Included in these ratios are increases (decreases) of $(10.3) million, $15.0 million, and $10.1 million in 2007, 2006 and 2005, respectively, related to the claim reassessment process. Excluding these items, the other expense ratios for 2007, 2006, and 2005 would have been 24.0%, 23.1% and 22.6%, respectively.

(3)	Included in these ratios are charges of $66.2 million, $364.2 million, and $37.4 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process. Excluding these charges, the before-tax operating income ratio for 2007, 2006, and 2005 would have been 7.2%, 2.5%, and 2.7%, respectively.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income for group disability decreased in 2007 relative to the prior year, as expected, due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations given our business mix strategy. Net investment income increased in 2007 in comparison to the prior year due to the growth in the level of assets supporting these lines of business, partially offset by the impact of the lower yield resulting from the lower interest rate environment and a decrease in bond call premiums. Other income includes ASO fees of $65.2 million and $60.9 million for 2007 and 2006, respectively.

Excluding the revisions to our estimate for claim reassessment costs, the benefit ratio for 2007 was lower than the benefit ratio for 2006 due primarily to lower paid claims in both group long-term and short-term disability and a higher rate of claim recoveries relative to the prior year.

Our claim operational effectiveness continues to improve as a result of our organizational and process changes. While additional performance improvement is expected to occur during 2008, the operational improvement we have projected may occur at a slower rate, and we may incur higher than anticipated claim costs.

The net decrease in the amortization of DAC is due primarily to the decrease in the level of DAC for these lines of business resulting from the adoption of the new accounting policy related to DAC on internal replacements, offset somewhat by higher amortization resulting from the shorter amortization period for DAC. The other expense ratio, excluding the adjustments to our claim reassessment incremental operating expense estimate, increased in 2007 compared to the prior year due to the decline in premium income as well as an increase in advertising and branding expenses and product and service development costs.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” and in “Risk Factors” contained herein in Item 1A, certain risks and uncertainties are inherent in our group disability business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Adjustments to reserve amounts may be required if there are changes in assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Premium income for group disability decreased in 2006 relative to 2005 due to our pricing, renewal, and risk selection strategy. Net investment income increased slightly in comparison to 2005 due to the growth in the level of assets supporting these lines of business and an increase in bond call premiums partially offset by the impact of the lower yield resulting from the lower interest rate environment. Other income includes ASO fees of $60.9 million for 2006 and $59.0 million for 2005.

Excluding the revisions to our estimate for claim reassessment costs, the 2006 benefit ratio of 94.8 percent was higher than the 2005 ratio of 93.8 percent due primarily to higher paid claims in both group long-term and short-term disability, partially offset by a higher rate of claim recoveries and a decrease in the claim incidence rate for group long-term disability relative to 2005.

The other expense ratio, excluding the adjustments to our claim reassessment incremental operating expense estimate increased in 2006 compared to 2005 due to the implementation of additional resources and process changes and also due to the decrease in premium income.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income
Group Life	$1,107.4	(11.3)%	$1,248.1	(4.5)%	$1,306.8
Accidental Death & Dismemberment	131.0	(13.6)	151.6	(3.1)	156.4

Total Premium Income	1,238.4	(11.5)	1,399.7	(4.3)	1,463.2
Net Investment Income	134.9	(4.5)	141.3	(7.0)	151.9
Other Income	2.4	N.M.	—	N.M.	2.0

Total	1,375.7	(10.7)	1,541.0	(4.7)	1,617.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	901.6	(15.5)	1,067.3	(4.0)	1,111.9
Commissions	88.7	(1.6)	90.1	(7.9)	97.8
Deferral of Acquisition Costs	(36.1)	(4.2)	(37.7)	(11.7)	(42.7)
Amortization of Deferred Acquisition Costs	39.4	(39.4)	65.0	(11.0)	73.0
Other Expenses	164.9	(7.5)	178.3	(5.3)	188.3

Total	1,158.5	(15.0)	1,363.0	(4.6)	1,428.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$217.2	22.0	$178.0	(5.7)	$188.8

Operating Ratios (% of Premium Income):
Benefit Ratio	72.8%		76.3%		76.0%
Other Expense Ratio	13.3%		12.7%		12.9%
Before-tax Operating Income Ratio	17.5%		12.7%		12.9%

Premium Persistency:
Group Life	78.8%		81.2%		78.3%
Accidental Death & Dismemberment	80.8%		82.8%		76.9%

Case Persistency:
Group Life	87.7%		86.9%		86.3%
Accidental Death & Dismemberment	88.0%		87.0%		86.4%

N.M. = not a meaningful percentage

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income for group life decreased in 2007 relative to the prior year due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency are both consistent with our expectations. The decrease in net investment income relative to the prior year resulted primarily from a decline in the level of assets supporting these lines of business.

The benefit ratio decreased in 2007 due primarily to a lower submitted and paid claim incidence rate for group life, offset partially by higher paid claim incidence rates for the accidental death and dismemberment line of business.

Similar to our group disability products, amortization of DAC is lower this year relative to last year due to the adoption of SOP 05-1. The other expense ratio increased in 2007 in comparison to the prior year due to the decline in premium income.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Premium income for group life decreased in 2006 relative to 2005 due to our pricing, renewal, and risk selection strategy. The decrease in net investment income relative to 2005 resulted primarily from a decline in the level of assets supporting these lines of business.

The group life line reported a slightly increased benefit ratio in 2006 due primarily to an increased average claim size and a decrease in the waiver recovery rate, offset partially by a lower submitted and paid claim incidence rate. The accidental death and dismemberment line of business reported a decreased benefit ratio for 2006 compared to 2005 due primarily to a decrease in the paid claim incidence rate for certain of the product lines.

Commissions and the deferral of acquisition costs decreased in 2006 in comparison to 2005 due primarily to the decrease in sales in comparison to the prior year and a buy-out of a block of business from a commissioned sales agency in 2005. Operating expenses decreased in 2006 relative to 2005, enabling the operating expense ratio to remain stable against the decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$456.7	4.2%	$438.5	3.2%	$425.1
Long-term Care	532.9	8.2	492.4	4.1	473.2
Voluntary Benefits	404.7	6.0	381.9	12.5	339.6

Total Premium Income	1,394.3	6.2	1,312.8	6.1	1,237.9
Net Investment Income	359.0	19.7	299.9	24.6	240.6
Other Income	33.1	26.3	26.2	(0.4)	26.3

Total	1,786.4	9.0	1,638.9	8.9	1,504.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,067.4	8.7	982.3	8.0	909.7
Commissions	245.1	2.4	239.3	4.6	228.7
Deferral of Acquisition Costs	(207.7)	1.8	(204.0)	(0.3)	(204.6)
Amortization of Deferred Acquisition Costs	171.5	13.7	150.8	6.4	141.7
Other Expenses	266.7	6.0	251.7	(3.7)	261.4

Total	1,543.0	8.7	1,420.1	6.2	1,336.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$243.4	11.2	$218.8	30.3	$167.9

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued (1)	56.7%		58.0%		57.5%
Long-term Care	106.0%		99.2%		93.0%
Voluntary Benefits	60.1%		62.7%		66.3%
Other Expense Ratio (2)	19.1%		19.2%		21.1%
Before-tax Operating Income Ratio (3)	17.5%		16.7%		13.6%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	40.8%		43.5%		44.4%
Long-term Care	77.7%		73.1%		70.9%

Premium Persistency:
Individual Disability - Recently Issued	90.6%		90.5%		89.6%
Long-term Care	95.4%		95.3%		95.8%
Voluntary Benefits	79.4%		80.9%		81.1%

(1)	Included in these ratios is a charge of $2.3 million in 2005 related to the claim reassessment process. Excluding this charge, the benefit ratio for 2005 would have been 57.0%.

(2)	Included in these ratios is a charge of $1.0 million in 2005 related to the claim reassessment process. Excluding this charge, the operating expense ratio for 2005 would have been 21.0%.

(3)	Included in these ratios is a charge of $3.3 million in 2005 related to the claim reassessment process. Excluding this charge, the before-tax operating income ratio for 2005 would have been 13.8%.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The increase in premium income for 2007 relative to the prior year is due to sales growth and overall stable persistency, although premium persistency for certain of the product lines declined compared to the prior year. Net investment income increased relative to the prior year primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual disability – recently issued business decreased in 2007 relative to the prior year due primarily to a decrease in the submitted claim incidence rate as well as an increase in the claim recovery rate. The interest adjusted loss ratio for long-term care was higher in 2007 than in the prior year due primarily to an increase in the submitted claim incidence rate and a decrease in the claim recovery and mortality rates. The benefit ratio for voluntary benefits decreased in comparison to the prior year due primarily to a lower rate of paid claim incidence for the voluntary benefits disability line of business partially offset by a higher mortality rate for the voluntary life line of business.

The amortization of DAC increased in 2007 relative to the prior year due to the acceleration of amortization for certain of the product lines with lower than anticipated persistency. The other expense ratio remained level with the prior year due to the growth in premium income and the corresponding growth in operating expenses.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The increase in premium income for 2006 relative to 2005 is due to sales growth and stable persistency. Net investment income increased relative to 2005 primarily from growth in the level of assets supporting these lines of business and due to higher investment yields resulting from a greater portion of the investment portfolio being invested in longer-term investments than in 2005.

The interest adjusted loss ratio for the individual disability – recently issued business decreased slightly in 2006 relative to 2005, excluding the 2005 reserve charge, due primarily to an increase in the claim recovery rate, offset partially by an increase in the claim reopen rate. The interest adjusted loss ratio for long-term care was higher in 2006 than in 2005 due primarily to the aging of the block of business. The benefit ratio for voluntary benefits decreased in comparison to 2005 due to favorable mortality and paid incidence.

Amortization of DAC was higher for 2006 due primarily to the growth of the deferred asset for the multi-life individual disability and voluntary benefits product lines relative to the other supplemental product lines. The amortization period for multi-life individual disability and voluntary benefits products is generally shorter than that of the other supplemental products.

The decrease in other expenses in 2006 in comparison to 2005 is driven primarily by the individual disability – recently issued line of business and is due mainly to relatively flat sales for 2006 and the restructuring of the distribution model for this line of business that was implemented in mid-2005. These expense declines are partially offset by an increase in other expenses related to the voluntary benefits lines of business driven primarily by growth in those lines of business.

Segment Outlook

Our primary focus in 2008 will be continued improvement of our claims management performance in our group disability line of business along with growth in our core group market and our supplemental and voluntary lines of business. We expect our overall benefit ratio for group disability to gradually improve to the 88 to 89 percent range by late 2008 to early 2009.

We are focused on diversifying our product portfolio through new initiatives such as Simply Unum and increased focus on our group core market and voluntary product sales. Simply Unum combines group and voluntary coverages on one fully-integrated platform and represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. The initial market rollout in the third quarter of 2007 was limited to four pilot sales offices. Marketplace reaction from brokers and customers has been very positive. We expect the national rollout to occur during the first and second quarters of 2008.

We expect that premium income growth will emerge in late 2008 and 2009 as our group large case market persistency stabilizes and growth continues in our group core market and our supplemental product lines.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income
Group Long-term Disability	$752.6	17.8%	$638.9	9.6%	$582.9
Group Life	177.4	3.7	171.0	4.2	164.1
Individual Disability	38.3	16.4	32.9	(14.1)	38.3

Total Premium Income	968.3	14.9	842.8	7.3	785.3
Net Investment Income	200.4	14.8	174.6	13.2	154.2
Other Income	3.1	N.M.	0.1	(98.4)	6.1

Total	1,171.8	15.2	1,017.5	7.6	945.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	574.3	3.8	553.5	1.4	545.8
Commissions	67.0	34.8	49.7	(11.9)	56.4
Deferral of Acquisition Costs	(41.2)	19.8	(34.4)	0.9	(34.1)
Amortization of Deferred Acquisition Costs	49.4	54.4	32.0	48.1	21.6
Other Expenses	183.5	15.5	158.9	(5.5)	168.2

Total	833.0	9.6	759.7	0.2	757.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$338.8	31.4	$257.8	37.3	$187.7

Operating Ratios (% of Premium Income):
Benefit Ratio	59.3%		65.7%		69.5%
Other Expense Ratio	19.0%		18.9%		21.4%
Before-tax Operating Income Ratio	35.0%		30.6%		23.9%

Premium Persistency:
Group Long-term Disability	88.0%		90.4%		94.2%
Group Life	70.5%		69.1%		86.3%
Individual Disability	89.4%		88.2%		88.4%

N.M. = not a meaningful percentage

Foreign Currency Translation

The functional currency of Unum UK is the British pound sterling. Unum UK’s premiums, net investment income, claims, and expenses are received or paid in pounds, and we hold pound denominated assets to support Unum UK’s pound denominated policy reserves and liabilities. We translate Unum UK’s pound-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, translating pounds into dollars decreases current year results relative to the prior year. In periods when the pound strengthens, translating into dollars increases current year results in relation to the prior year.

(in millions of pounds)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income
Group Long-term Disability	£375.9	8.5%	£346.3	8.1%	£320.4
Group Life	88.5	(4.2)	92.4	2.4	90.2
Individual Disability	19.1	7.3	17.8	(15.2)	21.0

Total Premium Income	483.5	5.9	456.5	5.8	431.6
Net Investment Income	100.0	5.8	94.5	11.4	84.8
Other Income	1.6	N.M.	—	(100.0)	3.3

Total	585.1	6.2	551.0	6.0	519.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	286.8	(4.5)	300.2	0.1	299.9
Commissions	33.5	24.1	27.0	(12.9)	31.0
Deferral of Acquisition Costs	(20.6)	10.2	(18.7)	—	(18.7)
Amortization of Deferred Acquisition Costs	24.7	44.4	17.1	44.9	11.8
Other Expenses	91.6	6.4	86.1	(6.9)	92.5

Total	416.0	1.0	411.7	(1.2)	416.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£169.1	21.4	£139.3	35.0	£103.2

Weighted Average Pound/Dollar Exchange Rate	2.004		1.851		1.819

N.M. = not a meaningful percentage

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income increased in 2007 relative to the prior year due primarily to sales of group and individual disability products and stable persistency for those two lines of business, partially offset by lower sales for group life and continued lower persistency relative to the levels of 2005 and early 2006. Net investment income increased in 2007 relative to the prior year due to continued growth in the business and the assets supporting the lines of business and also due to the positive performance of the investment portfolio’s index-linked bonds.

The lower benefit ratio in 2007 in comparison to the prior year was primarily the result of a third quarter of 2007 adjustment to our long-term assumptions for claim reserves due to emerging experience and our view of future events, which increased 2007 segment operating income approximately £8.2 million. Also contributing to a lower benefit ratio for 2007 was a lower rate of claim incidence for both group long-term disability and group life, partially offset by lower claim recoveries for group long-term disability.

Commissions increased in 2007 relative to the prior year primarily because of a higher portion of long-term disability business sold and renewed in 2007 on which a commission is paid. Amortization of DAC increased in 2007 due to the shorter amortization period for DAC resulting from the adoption of SOP 05-1. The amount of the cumulative effect adjustment decreased the 2007 opening balance of Unum UK DAC approximately £45.1 million, or $88.3 million, which results in decreased amortization because of the lower deferred asset level. However, the timing of policy renewals occurring during 2007 resulted in increased amortization, causing an overall net increase in expense for 2007. The other expense ratio remained consistent with the prior year due to a continued focus on expense management.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Premium income increased in 2006 relative to 2005 due to higher sales during 2005 in the group long-term disability and group life lines of business, partially offset by a decline in persistency levels, particularly in the group life line of business. Net investment income increased in 2006 relative to 2005 due to continued growth in the business and the assets supporting the lines of business and also due to the positive performance of the investment portfolio’s index-linked bonds. Other income for 2005 includes a before tax gain of £3.1 million related to the disposal of Unum UK’s Netherlands branch.

The lower benefit ratio in 2006 in comparison to 2005 was attributable to favorable claim experience in all lines of business. Group long-term disability continued to have favorable claim incidence and claim resolution experience, although to a lesser extent than in recent periods because of a lower level of claim resolutions on an acquired block of group long-term disability business. Group life reported favorable paid claim experience. Individual disability had favorable claim resolution experience during 2006.

Commissions decreased in 2006 due to the ongoing increase in the proportion of business sold on a no-commission-basis and lower individual disability commissions following the sale of the Netherlands branch in 2006.

Amortization of DAC increased in 2006 due to accelerated amortization attributable to the run-off of a small in-force block of individual disability business. Amortization of value of business acquired (VOBA), which is reported in “Other Expenses,” decreased in 2006 due to the VOBA on a previously acquired group long-term disability claims block becoming fully amortized in 2005.

(in millions of dollars)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Group Long-term Disability	$84.4	6.7%	$79.1	(13.3)%	$91.2
Group Life	13.2	(20.0)	16.5	(50.0)	33.0
Individual Disability	7.8	41.8	5.5	(32.1)	8.1

Total Sales	$105.4	4.3	$101.1	(23.6)	$132.3

Total Sales (in millions of pounds)	£52.6	(2.8)	£54.1	(25.6)	£72.7

Sales in Unum UK were generally consistent with the overall level of 2006 as well as the level of sales in the core market segment, or employee groups with less than 500 lives. Sales in the U.K. market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. However, U.K. legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006, which accounted for approximately £11.1 million of sales during the latter half of 2006. During 2007, Unum UK continued to take advantage of the opportunities offered by age equality legislation, with £7.4 million of additional sales during 2007. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 5 percent in 2007 as compared to 2006.

Sales in Unum UK, while declining for full year 2006 relative to 2005 as a result of the distraction in the U.K. employee benefits market, improved in the second half of 2006 relative to the first half of the year due to the U.K. legislative changes that became effective in October 2006 as discussed above.

Segment Outlook

During 2008, we intend to focus on continued profitable sales growth and improvement in our premium persistency. We anticipate that high levels of profitability in this segment will continue, but with margins likely to return to approximately 30 percent in the medium term as we invest in new growth opportunities.

We expect to maintain our strong leadership position in the U.K. We plan to explore additional market opportunities to expand our growth in the group market through new distribution channels and new product offerings, including leveraging Unum US expertise to open up the voluntary workplace market in the U.K. In 2008, we plan to introduce an innovative group disability product targeted to our core market segment, and in our individual business we plan to emphasize our own brand sales in those markets where we presently hold a strong position. We also intend to launch an initiative to provide Unum UK with industry leading services, processes, systems, and operational capability.

If the British pound to dollar exchange rate weakens during 2008 relative to the prior year, it will unfavorably impact Unum UK’s reported financial results and our consolidated financial results relative to the results reported for 2007.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$566.6	6.2%	$533.3	4.8%	$508.9
Life	143.5	10.0	130.5	14.5	114.0
Cancer and Critical Illness	197.1	10.5	178.3	8.7	164.1

Total Premium Income	907.2	7.7	842.1	7.0	787.0
Net Investment Income	99.9	6.7	93.6	(2.5)	96.0
Other Income	0.9	(18.2)	1.1	(75.0)	4.4

Total	1,008.0	7.6	936.8	5.6	887.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	437.8	(0.8)	441.4	1.9	433.2
Commissions	201.6	9.0	184.9	8.3	170.7
Deferral of Acquisition Costs	(210.9)	12.4	(187.6)	8.2	(173.4)
Amortization of Deferred Acquisition Costs	153.9	6.6	144.4	7.2	134.7
Other Expenses	179.8	16.0	155.0	0.6	154.1

Total	762.2	3.3	738.1	2.6	719.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$245.8	23.7	$198.7	18.2	$168.1

Operating Ratios (% of Premium Income):
Benefit Ratio	48.3%		52.4%		55.0%
Other Expense Ratio	19.8%		18.4%		19.6%
Before-tax Operating Income Ratio	27.1%		23.6%		21.4%

Premium Persistency:
Accident, Sickness, and Disability	75.9%		74.9%		75.3%
Life	83.8%		84.2%		84.1%
Cancer and Critical Illness	84.1%		82.3%		83.2%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency. Net investment income increased in 2007 in comparison to the prior year due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in 2007 in comparison to the prior year due primarily to favorable risk experience in the accident, sickness, and disability line of business as well as the life line of business. The improvement in the accident, sickness, and disability line of business resulted from the continued favorable experience related to several new products introduced in 2004. In addition, individual short-term disability claim incidence and average claim duration decreased in 2007 compared to the prior year, while the average claim payment was higher in 2007 relative to the prior year. For accident products, the claim incidence rate decreased in 2007 compared to the prior year, while the average claim payment remained constant in 2007 relative to the prior year. The life line of business reported a decrease in the rate of incurred claims for 2007, although the aggregate claim expense increased due to the larger block of business. The cancer and critical illness product line also reported a slightly lower benefit ratio in 2007 relative to the prior year.

Although we continue to focus on expense management, the other expense ratio for 2007 increased in comparison to the prior year due primarily to our investment in brand and product promotion and the development of additional product offerings. Also, during 2006 we reported a one-time adjustment to commissions and operating expenses that increased reported commissions and reduced other expenses for that year.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency, partially offset by the lapsing of policies during the first quarter of 2006 for policyholders in hurricane-impacted areas. Net investment income decreased in 2006 in comparison to 2005 due primarily to the receipt of interest during 2005 on a bond previously in default.

The benefit ratio for this segment decreased in 2006 in comparison to 2005 due primarily to favorable risk experience in the accident, sickness, and disability line of business. The improvement resulted from underwriting actions taken in 2004 and 2005 as well as the introduction of several new products in 2004. Sales of these new products increased significantly during 2006. Also favorably impacting year-over-year comparisons was the first quarter of 2006 release of reserves related to the lapsed policies in the hurricane-impacted areas and a $3.5 million reserve charge in 2005 related to cancer litigation. In addition, individual short-term disability claim incidence and average claim duration decreased in 2006 compared to 2005, while the average indemnity on claims was higher in 2006 relative to 2005. For accident, the claim incidence rate decreased in 2006 relative to 2005, but the average claim payment increased over that reported for 2005. These positive trends were slightly offset by an increase in the claim incidence rate as well as the average claim payment during 2006 for our hospital income product. For cancer, the incidence increased in 2006 relative to 2005, but the incurred loss ratio decreased due to the introduction of a new cancer product. The life line of business reported a slight increase in the number of paid claims in 2006 relative to 2005 and an increase in the average claim payment.

The other expense ratio for 2006 decreased in comparison to 2005 due primarily to our expense management focus and the increase in premium income as well as the commission and expense adjustment noted above.

Sales

(in millions of dollars)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Accident, Sickness, and Disability	$211.3	8.7%	$194.4	10.0%	$176.8
Life	66.7	0.2	66.6	9.9	60.6
Cancer and Critical Illness	56.9	5.2	54.1	10.4	49.0

Total Sales	$334.9	6.3	$315.1	10.0	$286.4

Colonial Life’s sales in 2007 increased in comparison to the prior year primarily due to sales increases in the public sector market for educators and in the commercial market segment for employee groups with less than 100 lives. Also contributing to the sales increase was an increase in the number of new accounts over the prior year, offset partially by a decrease in the average new case size, which resulted in lower annualized premium per case sold.

Colonial Life’s sales increased in 2006 compared to 2005 due to increases in both public sector and commercial market segments. In addition, the 2005 hurricanes in the United States gulf coast region resulted in lower sales in the second half of 2005.

Segment Outlook

During 2008, we intend to focus on sales and distribution growth by accelerating recruiting and development, capitalizing on sales opportunities where we have less market share, and assessing emerging distribution opportunities. We anticipate that high levels of profitability in this segment will continue, but with margins decreasing modestly as the benefit ratio returns to more historic levels of approximately 50 percent.

We will continue the investment in brand, product promotion, and marketing programs that we initiated during 2007. Our 2008 initiatives also include enhancement of our product development and enrollment capabilities. We intend to further enhance our continuous improvement program and focus on training and leadership development of our sales organization. We believe that the changes we have made and continue to make in our sales organization through recruiting, development, and training will continue to drive accelerated growth through improved productivity.

Individual Disability - Closed Block Segment

The Individual Disability – Closed Block segment generally consists of those individual disability policies in force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2007	%Change	2006	%Change	2005
Operating Revenue
Premium Income	$1,009.9	(5.0)%	$1,062.8	5.1%	$1,011.7
Net Investment Income	827.2	(0.2)	828.7	7.6	770.0
Other Income	103.7	(1.3)	105.1	10.4	95.2

Total	1,940.8	(2.8)	1,996.6	6.4	1,876.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,614.5	(5.6)	1,709.7	9.4	1,562.7
Commissions	69.1	(9.3)	76.2	1.7	74.9
Other Expenses	139.3	(0.1)	139.4	(12.5)	159.4

Total	1,822.9	(5.3)	1,925.3	7.1	1,797.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$117.9	65.4	$71.3	(10.8)	$79.9

Interest Adjusted Loss Ratio (1)	91.4%		97.3%		89.3%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	13.8%		13.1%		15.8%
Before-tax Operating Income Ratio (3)	11.7%		6.7%		7.9%

Premium Persistency	94.3%		94.0%		94.5%

(1)	Included in these ratios are charges (credits) of $(10.7) million, $47.2 million, and $23.1 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process. Excluding these charges and credits, the interest adjusted loss ratio for 2007, 2006, and 2005 would have been 92.5%, 92.9%, and 87.3%, respectively.

(2)	Included in these ratios are increases (decreases) of $(2.5) million and $11.2 million in 2007 and 2005, respectively, related to the claim reassessment process. Excluding these items, the other expense ratio for 2007 and 2005 would have been 14.0% and 14.6%, respectively.

(3)	Included in these ratios are charges (credits) of $(13.2) million, $47.2 million, and $34.3 million in 2007, 2006, and 2005, respectively, related to the claim reassessment process. Excluding these charges and credits, the before-tax operating income ratio for 2007, 2006, and 2005 would have been 10.4%, 11.1%, and 11.3%, respectively.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The decrease in premium income for 2007 relative to the prior year is due to the expected decline in this block of closed business, as well as an adjustment to premium income for a small block of ceded business for which the contract was modified during 2007. Partially offsetting these declines is an increase in premium income due to the reinsurance recapture of a small block of business, with an effective date of January 1, 2007, and an annualized premium income of approximately $7.0 million. Neither the contract modification nor the recapture had a material effect on operating results for this segment.

Net investment income decreased slightly in 2007 compared to the prior year due to a decrease in the level of assets supporting this business and the decline in the overall portfolio yield rate. As previously noted, during the fourth quarter of 2007, we entered into an intercompany reinsurance transaction whereby approximately 95 percent of our Individual Disability – Closed Block segment was ceded from Paul Revere Life, Provident, and Unum America to Northwind Re. With the risk transfer to Northwind Re, we released excess statutory capital previously supporting this reinsured closed block business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income includes the underlying results of certain blocks of reinsured business.

The interest adjusted loss ratio was lower in 2007 than the ratio for the prior year, excluding the revisions to the claim reassessment reserve estimate noted previously, due primarily to a higher rate of claim recoveries and a lower rate of submitted claims.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

During the third quarter of 2005, we recaptured a closed block of individual disability business with approximately $1.6 billion in invested assets and $185.0 million of annual premium. Before the recapture, the underlying operating results of the reinsurance contract were reflected in other income. The recapture did not have a material effect on operating results for this segment.

The increase in premium income for 2006 relative to 2005 is due to the recapture of the ceded block of business, which increased reported premium income for 2006 by approximately $114.7 million relative to what was reported as premium income for the recaptured block of business in the prior year. Net investment income was higher in 2006 compared to 2005 because of the investment income related to the bonds transferred to one of our insurance subsidiaries in conjunction with the reinsurance recapture and due to an increase in bond call premiums. This increase was partially offset by a decline in the overall portfolio yield rate and a decline in prepayment income on mortgage-backed securities.

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

Other expenses, excluding charges related to the settlement agreements, decreased in 2006 in comparison to 2005 due to a 2005 payment of a judgment in a lawsuit and also to our ongoing expense management.

Segment Outlook

As a result of the decline in capital allocated to this segment, net investment income will decrease in 2008 relative to 2007 due to the lower asset levels needed to support allocated capital. We also expect that operating revenue and income will decline over time as this closed block of business winds down. We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2005 and 2006, we experienced quarter to quarter variability in our claim resolution rates. We believe this variability was primarily the result of a short-term reduction in the operating effectiveness of our claims management performance. During 2007, we gained more stability in our claims management performance, and our claim resolution rates were more consistent with our long-term assumptions.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that variability in our reserve assumptions could result in a material impact on our reserve levels.

Other Segment

The Other operating segment includes results from Unum US insured products not actively marketed (with the exception of certain individual disability products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. We expect operating revenue and income resulting from the products that are not actively marketed to decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of our Unum US, Unum UK, and Colonial Life segments.

Operating Results

(in millions of dollars)
	Year Ended December 31
	2007	% Change	2006	% Change	2005
Operating Revenue
Premium Income	$1.7	(62.2)%	$4.5	73.1%	$2.6
Net Investment Income	108.4	(4.2)	113.2	(6.1)	120.5
Other Income	28.5	(15.7)	33.8	(6.1)	36.0

Total	138.6	(8.5)	151.5	(4.8)	159.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	115.2	(4.4)	120.5	(1.4)	122.2
Commissions	1.9	(36.7)	3.0	172.7	1.1
Amortization of Deferred Acquisition Costs	—	N.M.	—	N.M.	0.5
Other Expenses	4.0	11.1	3.6	(32.1)	5.3

Total	121.1	(4.7)	127.1	(1.5)	129.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$17.5	(28.3)	$24.4	(18.7)	$30.0

N.M. = not a meaningful percentage

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. (D&H) and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health (A&H), long-term care (LTC), and long-term disability coverages; and Lloyd’s of London (Lloyd’s) syndicate participations. During the years 1999 through 2001, we discontinued new underwriting in our reinsurance pools and began an exit process from the pools and management operations through a combination of a sale, reinsurance, and/or placement of certain components in run-off. During 2007, this line of business reported an operating loss of $6.0 million compared to operating losses of $6.7 million and $11.0 million in 2006 and 2005, respectively.

Individual Life and Corporate-Owned Life

During 2000, we reinsured substantially all of the individual life and corporate-owned life insurance blocks of business and ceded approximately $3.3 billion of reserves to the reinsurer. The $388.2 million before-tax gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. A portion of the ceded corporate-owned life insurance block of business surrendered during 2007. The termination of this fully ceded business had no impact on our operating results and will not materially affect the amortization of the deferred gain.

Total operating revenue for individual life and corporate-owned life insurance was $29.4 million, $37.8 million, and $41.0 million in 2007, 2006, and 2005, respectively. Operating income for the same periods was $26.8 million, $33.0 million, and $38.8 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $103.6 million in both 2007 and 2006 and $110.4 million in 2005. These closed lines of business had combined operating income (losses) of $(3.3) million, $(1.9) million, and $2.2 million.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $46.3 million in 2007 compared to $60.5 million in 2006 and $61.2 million in 2005.

The Corporate segment reported operating losses of $223.2 million, $184.7 million, and $152.8 million in 2007, 2006, and 2005, respectively. Included in the corporate segment operating results for 2007 and 2006 are costs related to early retirement of debt of $55.6 million and $25.8 million, respectively. Also included in the corporate segment operating results is a litigation settlement accrual of $11.6 million in 2007 and broker compensation settlement expenses of $18.5 million in 2006.

Interest and debt expense, excluding the costs related to early retirement of debt, was $186.3 million in 2007 compared to $191.8 million in 2006 and $208.0 million in 2005. See “Debt” contained herein in Item 7 for further discussion.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our statements of income. Also included in discontinued operations is after-tax income for GENEX of $0.7 million, $7.4 million, and $9.6 million in 2007, 2006, and 2005, respectively. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

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

We actively manage our asset and liability cash flow match, as well as our asset and liability duration match to minimize interest rate risk. We may redistribute investments within our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the inforce asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. At December 31, 2007, the weighted average duration of our policyholder liability portfolio was approximately 8.03 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.26 years.

We believe that our investment portfolio is positioned to lessen the potential impact of an economic slowdown on our financial position or operating results. Our portfolio is well diversified by type of investment and industry sector. Over the past few years, we have actively reduced our exposure to below-investment-grade fixed maturity securities, although additional downgrades may occur during an economic slowdown. Recent market concerns have been centered on several specific types of investment securities. We have no exposure to subprime mortgages or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, our exposure to “Alt-A” loans within our mortgage-backed securities portfolio is less than $6.0 million, and we hold less than $35.0 million of collateralized debt obligations within our public bond portfolio. We have approximately $150.0 million of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1.

Below is a summary of our formal investment policy, including the overall quality and diversification objectives.

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of our portfolios.

•

The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity type instruments, up to 35 percent in private placements, and 5 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, bank loans, asset-backed securities, government and government agencies, and municipal securities.

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

•

The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification, on a weekly basis, by an investment subcommittee appointed by our board of directors. These actions are also reviewed and approved by the finance committee of our board of directors on a quarterly basis.

•	These investment policies and guidelines are reviewed and appropriately adjusted by the board of directors annually, or more frequently if deemed necessary.

Investment Results

Net investment income was $2,409.9 million in 2007, an increase of 3.8 percent relative to the prior year. The increase was due primarily to growth in invested assets, partially offset by a lower yield due to the investment of new cash at lower rates than that of our overall portfolio yield and a decline in the level of prepayment income on mortgage-backed securities.

The overall yield in our investment portfolio was 6.66 percent as of December 31, 2007, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.73 percent as of December 31, 2006 and a weighted average credit rating of A2. We expect the portfolio yield to continue to gradually decline until the market rates on new purchases equal or exceed the level of the overall yield.

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

We also report changes in the fair values of certain embedded derivatives as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During 2007, changes in the fair value of the embedded derivatives in certain reinsurance contracts resulted in net realized losses of $57.3 million, which resulted primarily from a widening of credit spreads in the overall investment market, not from credit deterioration of the investments held in the portfolios supporting the modified coinsurance reserves. Fair value changes in 2005 include an embedded derivative that was terminated when the associated reinsurance contract was recaptured in 2005. Under our remaining reinsurance contracts for which DIG Issue B36 is applicable, we believe that fair value changes will be minimal.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Year Ended December 31
	2007	2006	2005
Gross Realized Investment Gain from Sales	$105.8	$82.0	$110.8

Gross Realized Investment Loss
Write-downs	76.2	17.2	19.4
Sales	37.5	57.3	90.2

Total	113.7	74.5	109.6

Change in Fair Value of DIG Issue B36 Derivatives	(57.3)	(5.3)	(7.9)

Net Realized Investment Gain (Loss)	$(65.2)	$2.2	$(6.7)

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

Also during 2007, we recorded an adjustment to the book values and related unrealized loss of two securitized asset trusts acquired in 2001 to reflect the values that would have been present had we recorded the investment income as dividends rather than interest accretion. The book value adjustment of $20.2 million was recognized as a realized investment loss in the second quarter of 2007. Because the investments no longer satisfied our investment objectives, we subsequently sold the trusts in June of 2007 and recognized a realized investment gain of $24.9 million on the sale.

Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

During 2007, we recognized an other than temporary impairment loss of $15.0 million on bonds issued by a large media company. The company was the subject of a leveraged buyout that placed a large amount of debt on the balance sheet during 2007. Because of our outlook for the future business prospects of this issuer, the length of time these securities had been in an unrealized loss position, and a change in our intent to retain the security for a sufficient period of time for it to recover, we determined that an other than temporary impairment had occurred. These securities were investment grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2006. At the time of the impairment, these securities had been in an unrealized loss position for a period of greater than two years. The circumstances of this impaired investment have no impact on other investments.

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments during 2006.

During 2005, we recognized an other than temporary impairment loss of $10.3 million on certificates issued by a trust backed by leases to a U.S. based airline. Although the airline had filed for bankruptcy in the third quarter of 2004, the bonds were secured by aircraft owned by the trust and had remained current on all interest payments to date. However, due to the lack of clarity regarding the value of aircraft collateralizing these securities and the length of time these securities had been in an unrealized loss position, we determined that an other than temporary impairment had occurred. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the first quarter of 2000. At the time of the impairment, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

We had no individual realized investments losses $10.0 million or greater from the sale of fixed maturity securities during 2007.

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

Asset Distribution

The following table provides the distribution of invested assets for the periods indicated. Ceded policy loans of $2.4 billion as of December 31, 2007 and $3.2 billion as of December 31, 2006, which are reported on a gross basis in the consolidated balance sheets contained herein in Item 8, are excluded from the table below. Ceded policy loans declined during 2007 due to the surrender of a portion of our ceded corporate-owned life insurance block of business. The investment income on ceded policy loans is not included in income. Therefore, the termination of this fully ceded business had no impact on our net investment income.

Distribution of Invested Assets

	December 31
	2007	2006
Investment-Grade Fixed Maturity Securities	87.2%	89.0%
Below-Investment-Grade Fixed Maturity Securities	5.3	5.8
Mortgage Loans and Real Estate	2.8	2.6
Short-Term Investments	3.9	1.8
Other Invested Assets	0.8	0.8

Total	100.0%	100.0%

Fixed Maturity Securities

Fixed maturity securities at December 31, 2007, included $35.3 billion, or 98.9 percent, of bonds and derivative instruments and $384.8 million, or 1.1 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2007

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,281.4	$47.5	$913.8	$50.6	$1,367.6	$98.1
Canadian	290.0	60.2	—	—	290.0	60.2
Capital Goods	2,674.6	105.3	968.3	54.0	1,706.3	159.3
Communications	2,395.9	111.6	841.2	53.6	1,554.7	165.2
Consumer Cyclical	1,348.6	(3.9)	699.6	58.3	649.0	54.4
Consumer Non-Cyclical	4,193.8	91.5	1,723.0	82.7	2,470.8	174.2
Derivatives Hedging Available-for-Sale	(91.1)	(92.2)	(232.6)	232.6	141.5	140.4
Energy (Oil & Gas)	2,455.5	204.2	449.4	16.8	2,006.1	221.0
Financial Institutions	3,536.1	(92.2)	2,563.0	149.1	973.1	56.9
Mortgage/Asset-Backed	4,237.5	230.7	488.8	6.9	3,748.7	237.6
Sovereigns	1,070.4	50.5	558.9	7.5	511.5	58.0
Technology	571.5	8.1	279.9	15.2	291.6	23.3
Transportation	981.1	57.1	322.2	13.0	658.9	70.1
U.S. Government Agencies and Municipalities	2,462.5	149.8	840.9	28.7	1,621.6	178.5
Utilities	6,930.9	179.7	3,169.2	144.3	3,761.7	324.0

Total	$35,338.7	$1,107.9	$13,585.6	$913.3	$21,753.1	$2,021.2

The above chart excludes DIG Issue B36 embedded derivatives, which at December 31, 2007 had a fair value of $(68.8) million.

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2007.

Fixed Maturity Bonds – By Maturity

As of December 31, 2007

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$167.3	$1.0
Due after 1 year up to 5 years	1,124.9	18.0
Due after 5 years up to 10 years	3,948.3	417.1
Due after 10 years	7,856.3	470.3

Subtotal	13,096.8	906.4
Mortgage/Asset-Backed Securities	488.8	6.9

Total	$13,585.6	$913.3

Of the $913.3 million in gross unrealized losses at December 31, 2007, $781.5 million, or 85.6 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates or changes in market or sector credit spreads which occurred subsequent to acquisition of the bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2007.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$657.8	$8.7
> 90 <= 180 days	500.2	14.4
> 180 <= 270 days	1,701.3	48.7
> 270 <= 1 year	925.9	35.4
> 1 year <= 2 years	4,548.6	198.5
> 2 years <= 3 years	2,786.5	154.2
> 3 years	1,137.7	295.9

Total	$12,258.0	$755.8

Fair value < 70% >= 40% of amortized cost

> 2 years <= 3 years	$0.7	$0.4
> 3 years	54.0	25.3

Total	$54.7	$25.7

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2007. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2007.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2007

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$186.5	$5.6
> 90 <= 180 days	169.5	11.4
> 180 <= 270 days	371.7	19.9
> 270 <= 1 year	63.3	11.3
> 1 year <= 2 years	138.0	19.3
> 2 years <= 3 years	218.0	40.7
> 3 years	109.8	15.7

Total	$1,256.8	$123.9

Fair value < 70% >= 40% of amortized cost

> 2 years <= 3 years	$16.1	$7.9

As of December 31, 2007, we held four securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of December 31, 2007

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$377.9	$22.3	> 3 years

Principal Protected Equity Linked Note	54.0	25.3	> 3 years

Total	$431.9	$47.6

Below-Investment Grade

United Kingdom Based Financial Institution	$16.5	$13.2	> 1 year <= 2 years

U.S. Based Automobile Manufacturer	26.8	10.4	> 2 years <= 3 years

Total	$43.3	$23.6

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

•

The fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of December 31, 2007, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of December 31, 2007. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. This note is currently at an unrealized loss because the fixed rate of accretion on the note has exceeded the rate of return on the underlying S&P 500 index fund since the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the securities of the United Kingdom based financial institution declined due to a significant decrease in its liquidity, although The Bank of England has guaranteed the institution’s deposits and senior debt securities. In addition, at the time of the decrease in liquidity, the regulatory authority of the U.K. financial services industry stated that the financial institution exceeded regulatory requirements and had a good quality loan book. Two private-sector bidders have presented offers to purchase the institution at prices that give equity value to the company. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities is due primarily to a decline in profitability and cash flow due to the competitive environment, a loss of market share, the shift in consumer demand, and an increase in the cost of raw materials and employee healthcare and pension benefits. The company and its finance subsidiary both have substantial liquidity, and the company has non-core automotive brands available for sale. Given this available liquidity, we believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.0 billion and $3.8 billion on an amortized cost basis at December 31, 2007 and 2006, respectively. At December 31, 2007, the mortgage/asset-backed securities had an average life of 7.0 years, effective duration of 5.7 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates.

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

As of December 31, 2007, our exposure to below-investment-grade fixed maturity securities was $2,023.8 million, approximately 5.3 percent of the fair value of invested assets excluding ceded policy loans, compared to 5.8 percent at the end of 2006. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying high-yield securities. This entity is a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO are limited to our investment in the entity. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $12.0 million and $11.8 million, respectively, at December 31, 2007, and $18.8 million and $18.4 million, respectively, at December 31, 2006.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,068.9 million and $944.0 million on an amortized cost basis at December 31, 2007 and 2006, respectively. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. We had no impaired mortgage loans at December 31, 2007. Impaired mortgage loans totaled $2.8 million at December 31, 2006.

Real estate was $18.2 million and $17.9 million at December 31, 2007 and 2006, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $8.9 million and $6.5 million at December 31, 2007 and 2006, respectively.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans at December 31, 2007. The balance in the valuation allowance for mortgage loans was $0.5 million at December 31, 2006. The balance in the valuation allowance for real estate was $7.6 million at December 31, 2007 and 2006.

Derivatives

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during 2007 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $47.9 million at December 31, 2007. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $265.8 million at December 31, 2007. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Other

Our exposure to non-current investments, on a fair value basis, totaled $2.6 million at December 31, 2007, compared to $12.5 million at December 31, 2006.

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at December 31, 2007. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at December 31, 2007.

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

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. The share repurchase program does not have an expiration date, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time.

During January 2008, we repurchased approximately $350.0 million of our outstanding common stock, pursuant to the share repurchase authorization, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled, at our option, in either cash or common stock. We expect the price adjustment to settle on or before the completion of the agreement in May 2008.

During 2008, we intend to retain sufficient capital in our traditional U.S. insurance subsidiaries to maintain a weighted average RBC ratio in excess of our stated long-term objective of 300 percent. We also intend to maintain our leverage ratio at or slightly below our target levels. We expect that holding company liquidity will be in excess of $300.0 million at the end of 2008.

Our cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category in our consolidated statements of cash flows for the applicable periods. The absence of cash flows from discontinued operations has not, nor is it expected to, materially affect liquidity and capital resources.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,750.3 million for the year ended December 31, 2007, compared to $1,431.9 million and $1,503.6 million for the comparable periods of 2006 and 2005. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for 2007, 2006 and 2005 are voluntary pension contributions to our U.S. qualified defined benefit plan of $110.0 million, $92.0 million and $23.0 million, respectively. We also had increased cash inflows of approximately $211.4 million in 2007 due to the reinsurance recapture of a small block of individual disability business.

The year to year fluctuation in the income tax adjustment to reconcile net income to net cash provided by operating activities is due mostly to a tax benefit recognized during 2006 which resulted from the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $1,855.0 million for the year ended December 31, 2007 compared to $1,222.0 million and $1,635.6 million for the comparable periods of 2006 and 2005, respectively.

We had lower proceeds from sales and maturities of available-for-sale securities in 2007 compared to 2006, primarily due to a decrease in scheduled maturities of fixed maturity securities as well as a lower level of proceeds from principal prepayments on mortgage-backed securities. Somewhat offsetting this decline was the sale of a block of available-for-sale securities to generate the liquidity needed to repurchase debt in the fourth quarter as part of our capital redeployment plan.

Proceeds from sales and maturities of available-for-sale securities in 2006 were higher than in 2005 due to the sale of floating rate bonds in the first quarter of 2006 which were initially purchased in the fourth quarter of 2005 with the proceeds from a debt issuance. We invested the 2005 fourth quarter debt proceeds in short-term investments and floating-rate bonds to provide liquidity needed for our $400.0 million purchase of debt in the first quarter of 2006. The proceeds from the subsequent sale in 2006 of these short-term investments and floating-rate bonds are included in sales of bonds and net purchases of short-term investments in 2006. We also had higher proceeds from maturities of investments in 2006 than in 2005 due to an increase in fixed maturity security principal proceeds from bond calls and scheduled maturities, offset somewhat by a decrease in principal prepayments on mortgage-backed securities.

Purchases of available-for-sale securities increased during 2007, in part due to the investing of the net cash inflows of $98.8 million from the sale of GENEX and the $211.4 million cash inflows from the reinsurance recapture.

Purchases of other investments declined during 2007 relative to the prior years due to a decline in the purchase of commercial mortgage loans.

Net purchases of short-term investments increased during 2007 as a result of the liquidity needed for our capital redeployment plan previously discussed. During the fourth quarter of 2007, we issued $800.0 million of debt and invested the proceeds in floating rate bonds and short-term investments. Short-term investments were used as an interim investment as we seek suitable floating rate investments to support the floating rate debt. We also purchased short-term investments throughout 2007 as we anticipated the funding needed for our common stock repurchase program.

As noted above, the proceeds from dispositions in 2007 relate to the sale of GENEX. During 2005, we had cash inflows of $8.8 million related to the sale of Unum UK’s Netherlands branch and cash outflows of $3.5 million related to the GENEX acquisition of Independent Review Services, Inc.

Policy loans, as reported in our consolidated balance sheet, declined during 2007 due to the surrender of a portion of our ceded corporate-owned life insurance block of business. The termination of this fully ceded business had no impact on our cash inflows or outflows.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $181.2 million for the year ended December 31, 2007 compared to net cash used of $157.0 million and net cash provided of $71.0 million for the comparable periods of 2006 and 2005, respectively.

During 2007, we received proceeds of approximately $800.0 million, less debt issuance costs of $15.1 million, from the issuance of $800.0 million aggregate principal amount of debt by Northwind Holdings. We also repurchased and/or made principal payments of $769.5 million aggregate principal amount of outstanding debt during 2007, for an aggregate cash outflow of $803.7 million including the debt repurchase costs of $34.2 million.

During 2007, we received proceeds of approximately $300.0 million and issued 17.7 million shares of common stock upon the settlement of the common stock purchase contract element of the 2004 units.

During 2006, we received proceeds of approximately $130.0 million, less debt issuance costs of $4.1 million, from the issuance of $130.0 million aggregate principal amount of debt by Tailwind Holdings. We also repurchased and/or made principal payments of $732.0 million aggregate principal amounts of outstanding debt during 2006, for an aggregate cash outflow of $749.9 million including debt repurchase costs of $17.9 million.

During 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock upon the settlement of the common stock purchase contract element of the 2003 units.

During 2005, we repaid $227.0 million of maturing debt. Also in 2005, we received proceeds of $399.6 million from the issuance of $400.0 million aggregate principal amount of debt less underwriting discounts of $4.0 million.

See “Debt” as follows for further information.

Cash Available from Subsidiaries

Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries depend on payments from subsidiaries to pay dividends to stockholders, to pay debt obligations, and/or to pay expenses. These payments by our insurance and non-insurance subsidiaries may take the form of interest payments on loans from the parent to a subsidiary, operating and investment management fees, and/or dividends. At December 31, 2007, Unum Group had outstanding from one of its insurance subsidiaries a $100.0 million 8.25% surplus debenture due in 2027. Semi-annual interest payments are conditional upon the approval by the insurance department of the applicable state of domicile. During 2006, Unum Group received $150.0 million from one of its insurance subsidiaries for the repayment of a surplus debenture issued to Unum Group in December 1996 with a maturity date of December 2006.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2008, $626.5 million is available for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, excluding Northwind Re and Tailwind Re.

Unum Group and/or certain of its finance subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. During 2006, the FSA completed its review of Unum Limited’s capitalization and determined that Unum Limited’s current capitalization is in excess of the amount considered to be sufficient capitalization. Approximately £202.1 million is available for the payment of dividends from Unum Limited during 2008, subject to regulatory approval.

The amount available during 2007 for the payment of ordinary dividends from Unum Group’s traditional U.S. insurance subsidiaries was $506.2 million, of which $262.7 million was declared and paid. The traditional U.S. insurance subsidiaries also declared extraordinary dividends of $1,374.2 million in conjunction with the Northwind Re transaction, $1,346.0 million of which were paid in 2007 and $28.2 million in January 2008. The amount available during 2007 from Unum Limited was £102.2 million, of which £100.3 million was declared and paid.

Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations will be dependent upon the receipt of dividends from Northwind Re and Tailwind Re, respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the reinsured business. During 2007, Northwind Re received regulatory approval from the insurance department of its state of domicile to pay a dividend of $37.0 million to Northwind Holdings, and Tailwind Re received regulatory approval from the insurance department of its state of domicile to pay dividends of $35.0 million to Tailwind Holdings.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries to continue to receive dividends from their insurance subsidiaries without regulatory approval generally depends on the level of earnings of those insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as RBC ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. Unum Group’s RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 344 percent at the end of 2007, with the individual RBC ratios for Unum Group’s principal traditional U.S. insurance subsidiaries all in excess of our long-term target ratio of 300 percent. The individual RBC ratios for Northwind Re and Tailwind Re, calculated using the NAIC Company Action Level formula, were each slightly above the target level of 200 percent which was established for these special purpose financial captive insurance companies. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

Debt

At December 31, 2007, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,515.2 million and short-term debt of $175.0 million due in May 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and also allowing 50 percent equity credit for the adjustable conversion-rate equity security units that were still outstanding at the beginning of the year, was 21.4 percent at the end of 2007, compared to 26.2 percent at the beginning of 2007, subsequent to our cumulative effect adjustment to equity for the adoption of the new accounting policies related to deferred acquisition costs and income taxes. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.4 percent at the end of 2007, compared to 28.8 percent at the beginning of 2007.

On October 31, 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes.

On November 1, 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $112.5 million at December 31, 2007.

In the fourth quarter of 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028. Pursuant to a cash tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

Also in 2007, in open market transactions, we purchased $34.5 million of our outstanding 6.85% notes due 2015 and $17.5 million of our outstanding senior secured notes issued by Tailwind Holdings. In February 2007, the scheduled remarketing of the senior note element of the 2004 units occurred, as stipulated by the terms of the original offering, and we reset the interest rate of $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In the fourth quarter of 2007, we entered into a $400.0 million unsecured revolving credit facility. At December 31, 2007, we had no borrowings outstanding on this facility. The facility has a 364 day tenor and a one year term out option. Within this facility is a $100.0 million dollar letter of credit sub-limit.

In the second quarter of 2006, pursuant to a cash tender offer, we purchased and retired $50.0 million aggregate liquidation amount of our 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. In the fourth quarter of 2006, in open market transactions, we purchased $32.0 million of our outstanding 6.85% notes due 2015.

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

During the fourth quarter of 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering. The aggregate principal amount outstanding was $333.5 million at December 31, 2007.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due March 1, 2011. The aggregate principal amount outstanding was $225.1 million at December 31, 2007.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes were called and retired in 2007 as previously discussed. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2007.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $166.4 million at December 31, 2007.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2007.

Unum Group has debt securities with an aggregate principal amount outstanding of $62.0 million which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990. The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

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

See Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2007 (in millions of dollars). Excluded from the table are tax liabilities of approximately $168.5 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$180.2	$180.2	$—	$—	$—

Long-term Debt	5,410.0	152.7	433.2	493.5	4,330.6

Policyholder Liabilities	39,292.7	4,549.1	6,605.2	4,976.7	23,161.7

Pensions and Other Postretirement Benefits	1,973.7	64.7	131.9	134.3	1,642.8

Miscellaneous Liabilities	253.9	220.9	4.7	7.0	21.3

Operating Leases	108.8	26.7	43.5	20.5	18.1

Purchase Obligations	73.1	72.2	0.9	—	—

Total	$47,292.4	$5,266.5	$7,219.4	$5,632.0	$29,174.5

Receipts Due

Reinsurance Recoverable	$7,644.3	$337.4	$570.4	$511.5	$6,225.0

Short-term and long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheet. See Note 9 of the “Notes to Consolidated Financial Statements” contained in Item 8 for additional information.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current inforce policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the inforce business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset/liability management under “Investments” contained herein in Item 7.

Pensions and other postretirement benefit obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our contributions to the pension plans, with the next 12 months’ contributions equaling our planned contributions and the remaining years’ contributions projected based on the average remaining service period assuming the current funded status of the plans. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans, discounted with respect to interest and reflecting expected future service, as appropriate. See Note 10 of the “Notes to Consolidated Financial Statements” contained in Item 8 and “Critical Accounting Estimates” contained herein in Item 7 for additional information.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain were included in the one year or less category.

Operating leases include noncancelable obligations on certain office space and equipment.

Purchase obligations include commitments of $35.9 million to fund certain private placement fixed maturity and equity securities and $22.8 million for commercial mortgage loan originations. These are shown in the table above based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $14.4 million at December 31, 2007.

Off-Balance Sheet Arrangements

As noted in the preceding discussion, we have operating lease commitments and purchase obligations totaling $108.8 million and $73.1 million, respectively, at December 31, 2007.

We maintain a committed and unsecured credit facility and letters of credit. See “Debt” contained herein for further description of this arrangement.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or repledge them. We also pledge our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At December 31, 2007, the carrying value of fixed maturity securities pledged as collateral to third parties under these programs was $2.0 million.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $47.9 million at December 31, 2007. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $265.8 million at December 31, 2007.

Ratings

A.M. Best Company (AM Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and Standard & Poor’s Corporation (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency’s opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings can be expected to adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, particularly large case group sales and individual sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital or our ability to raise additional capital.

The table below reflects the issuer credit ratings for Unum Group and the financial strength ratings for each of our traditional insurance subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody’s	S&P

Issuer Credit Ratings	bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BB+ (Speculative)

Financial Strength Ratings

Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Provident Life & Casualty	A- (Excellent)	A- (Strong)	Not Rated	Not Rated

Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	BBB+ (Good)

Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	Not Rated

Unum Limited	A- (Excellent)	Not Rated	Not Rated	BBB+ (Good)

We maintain an ongoing dialogue with the four rating agencies in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications includes an annual review meeting, as well as other meetings not limited to quarterly updates regarding our business. During the second quarter of 2007, we conducted our annual review with Moody’s, S&P, and Fitch. Our annual review meeting with AM Best took place in the fourth quarter of 2007.

On August 1, 2007, S&P raised the outlook from “stable” to “positive” on our financial strength ratings and reaffirmed the positive outlook on our holding company’s issuer credit rating. On January 29, 2008, AM Best reaffirmed the ratings of Unum Group and its operating subsidiaries and upgraded the outlook from “negative” to “stable.” The agency’s revised outlook was positioned on our increased financial flexibility, the quality of our investment portfolio, the operational execution of our operating segments, and the completion of the claim reassessment process. On February 4, 2008, Fitch revised its outlook for Unum Group and its operating subsidiaries to “positive” from “stable,” citing our progress in increasing profitability and decreasing risk and our improved capitalization levels as the basis for the upgrade. On February 14, 2008, Moody’s revised its outlook for Unum Group and its operating subsidiaries to “stable” from “negative,” basing its revision on the overall improvement in our financial flexibility. There have been no other changes in any of the rating agencies’ outlook statements or ratings during 2007 or prior to the date of this filing.

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

See “Ratings” in Part 1, Item 1 and “Risk Factors – Issuer Credit Ratings and Financial Strength Ratings” in Part 1, Item 1A, contained herein for further discussion.

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

Assuming an immediate increase of 100 basis points in interest rates from year end levels, the net hypothetical decrease in stockholders’ equity related to financial and derivative instruments was estimated to be $1.2 billion and $1.4 billion at December 31, 2007 and 2006, respectively. The fair values of mortgage loans, which are reported in our consolidated balance sheets at amortized cost, would decrease by approximately $60 million and $50 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, assuming a 100 basis point decrease in long-term interest rates from year end levels, the fair values of our short-term and long-term debt would increase approximately $140 million and $210 million, respectively.

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

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations and certain investment securities denominated in those local currencies. Foreign operations represented 7.7 percent and 7.4 percent of total assets at December 31, 2007 and 2006, respectively, and 11.1 percent and 9.7 percent of total revenue from continuing operations for 2007 and 2006, respectively. Assuming foreign exchange rates decreased 10 percent from the December 31, 2007 and 2006 levels, stockholders’ equity and net income as of and for the periods then ended would not have been materially affected.

Risk Management

We have an Enterprise Risk Management (ERM) program, with primary objectives of:

•	Improving our Company’s risk-based decision making;

•	Effectively utilizing our capital to improve our Company’s risk adjusted returns;

•	Improving and protecting shareholder value; and

•	Supporting efforts to minimize our reputational risk.

Our chief risk officer manages the ERM program. We utilize a “pyramid” risk committee structure, beginning with our board of director committees and cascading down to business segment risk committees, to govern our ERM process and manage our risks in an integrated manner. Collectively, these committees are responsible for managing our strategic, market, credit, insurance, operational, capital and liquidity, and reputational risks.

An executive risk management committee is responsible for overseeing our corporate-wide risk management program. Representative activities of this committee include, but are not limited to, reviewing risk reports, establishing corporate risk tolerance levels, providing direction on emerging risk issues, and reporting on a periodic basis to our board of directors. The following executives comprise the committee: our president and chief executive officer, our chief financial officer and chief actuary, our general counsel, the presidents of our three primary business units, our chief operating officer for Unum U.S., our chief risk officer, and the senior vice president of internal audit.

Business unit risk committees for each of our three primary business units as well as our corporate function are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with corporate risk tolerance levels. Market and credit risk are jointly managed and executed by our asset/liability and investment committees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Unum Group changed its method of accounting for deferred acquisition costs and income taxes as of January 1, 2007 in accordance with adoption of Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109; and its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 21, 2008

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2007	2006
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,629.2; $ 33,414.1)	$35,654.7	$35,001.5
Mortgage Loans	1,068.9	944.0
Real Estate	18.2	17.9
Policy Loans	2,617.7	3,429.5
Other Long-term Investments	104.7	122.0
Short-term Investments	1,486.8	648.4

Total Investments	40,951.0	40,163.3

Other Assets
Cash and Bank Deposits	199.1	121.3
Accounts and Premiums Receivable	1,914.7	2,057.1
Reinsurance Recoverable	5,160.0	5,512.2
Accrued Investment Income	592.3	646.8
Deferred Acquisition Costs	2,381.9	2,983.1
Goodwill	204.3	204.1
Property and Equipment	393.7	370.1
Other Assets	615.5	624.5
Other Assets - Discontinued Operations	—	112.3
Separate Account Assets	20.2	28.5

Total Assets	$52,432.7	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2007	2006
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,979.7	$2,220.4
Reserves for Future Policy and Contract Benefits	35,828.0	35,689.4
Unearned Premiums	523.1	520.1
Other Policyholders’ Funds	1,821.2	2,019.1
Income Tax Payable	148.6	44.4
Deferred Income Tax	251.7	567.3
Short-term Debt	175.0	—
Long-term Debt	2,515.2	2,659.6
Other Liabilities	1,130.1	1,326.7
Other Liabilities - Discontinued Operations	—	29.0
Separate Account Liabilities	20.2	28.5

Total Liabilities	44,392.8	45,104.5

Commitments and Contingent Liabilities - Note 15

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,844,570 and 344,578,616 shares	36.3	34.4
Additional Paid-in Capital	2,516.9	2,200.0
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	356.1	534.8
Net Gain on Cash Flow Hedges	182.5	194.2
Foreign Currency Translation Adjustment	123.4	116.0
Unrecognized Pension and Postretirement Benefit Costs	(198.5)	(232.2)
Retained Earnings	5,077.4	4,925.8
Treasury Stock - at cost: 1,951,095 shares	(54.2)	(54.2)

Total Stockholders’ Equity	8,039.9	7,718.8

Total Liabilities and Stockholders’ Equity	$52,432.7	$52,823.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,901.1	$7,948.2	$7,815.6
Net Investment Income	2,409.9	2,320.6	2,188.3
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)
Other Income	274.1	264.3	262.1

Total Revenue	10,519.9	10,535.3	10,259.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,988.2	7,577.2	7,083.2
Commissions	841.1	819.0	804.7
Interest and Debt Expense	183.1	191.8	208.0
Cost Related to Early Retirement of Debt	58.8	25.8	—
Deferral of Acquisition Costs	(556.3)	(528.2)	(519.4)
Amortization of Deferred Acquisition Costs	480.4	478.6	463.7
Compensation Expense	722.4	680.5	659.0
Other Expenses	805.0	825.2	866.2

Total Benefits and Expenses	9,522.7	10,069.9	9,565.4

Income from Continuing Operations Before Income Tax	997.2	465.4	693.9

Income Tax (Benefit)
Current	264.2	150.5	116.2
Deferred	60.6	(88.7)	73.7

Total Income Tax	324.8	61.8	189.9

Income from Continuing Operations	672.4	403.6	504.0

Discontinued Operations - Note 2
Income Before Income Tax	17.8	13.2	15.7
Income Tax	10.9	5.8	6.1

Income from Discontinued Operations	6.9	7.4	9.6

Net Income	$679.3	$411.0	$513.6

Earnings Per Common Share
Basic
Income from Continuing Operations	$1.90	$1.25	$1.71
Net Income	$1.92	$1.27	$1.74
Assuming Dilution
Income from Continuing Operations	$1.89	$1.21	$1.61
Net Income	$1.91	$1.23	$1.64

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)

Common Stock
Balance at Beginning of Year	$34.4	$30.1	$29.8
Common Stock Activity	1.9	4.3	0.3

Balance at End of Year	36.3	34.4	30.1

Additional Paid-in Capital
Balance at Beginning of Year	2,200.0	1,627.9	1,588.4
Common Stock Activity	316.9	585.9	39.5
Cumulative Effect of Accounting Principle Change - Note 1	—	(13.8)	—

Balance at End of Year	2,516.9	2,200.0	1,627.9

Accumulated Other Comprehensive Income
Balance at Beginning of Year	612.8	1,163.5	1,481.1
Change During Year	(149.3)	(466.6)	(317.6)
Cumulative Effect of Accounting Principle Change - Note 1	—	(84.1)	—

Balance at End of Year	463.5	612.8	1,163.5

Retained Earnings
Balance at Beginning of Year	4,925.8	4,610.4	4,185.5
Net Income	679.3	411.0	513.6
Dividends to Stockholders ($0.30 per common share)	(105.2)	(95.6)	(88.7)
Cumulative Effect of Accounting Principle Changes - Note 1	(422.5)	—	—

Balance at End of Year	5,077.4	4,925.8	4,610.4

Treasury Stock
Balance at Beginning and End of Year	(54.2)	(54.2)	(54.2)

Deferred Compensation
Balance at Beginning of Year	—	(13.8)	(6.5)
Common Stock Activity	—	—	(7.3)
Cumulative Effect of Accounting Principle Change - Note 1	—	13.8	—

Balance at End of Year	—	—	(13.8)

Total Stockholders’ Equity at End of Year	$8,039.9	$7,718.8	$7,363.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$679.3	$411.0	$513.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	235.5	65.2	(56.9)
Change in Deferred Acquisition Costs	(75.9)	(49.6)	(55.7)
Change in Insurance Reserves and Liabilities	887.2	1,440.5	1,319.7
Change in Income Tax Liabilities	114.8	(67.4)	90.2
Change in Other Accrued Liabilities	(119.8)	(120.8)	(44.0)
Non-cash Adjustments to Net Investment Income	(363.6)	(370.0)	(368.6)
Net Realized Investment (Gain) Loss	65.2	(2.2)	6.7
Depreciation	66.2	72.5	72.7
Cash Received from Reinsurance Recapture	211.4	—	—
Other, Net	50.0	52.7	25.9

Net Cash Provided by Operating Activities	1,750.3	1,431.9	1,503.6

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	2,189.0	2,174.2	1,871.0
Proceeds from Maturities of Available-for-Sale Securities	1,171.4	1,364.0	1,169.7
Proceeds from Sales and Maturities of Other Investments	303.2	139.6	139.6
Purchase of Available-for-Sale Securities	(4,205.2)	(4,050.2)	(4,370.1)
Purchase of Other Investments	(488.8)	(561.0)	(524.4)
Net Sales (Purchases) of Short-term Investments	(836.2)	(225.4)	5.4
Acquisition of Business	—	—	(3.5)
Disposition of Business	98.8	—	8.8
Other, Net	(87.2)	(63.2)	67.9

Net Cash Used by Investing Activities	(1,855.0)	(1,222.0)	(1,635.6)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(5.7)	(7.2)	(7.4)
Short-term Debt Repayments	—	—	(227.0)
Issuance of Long-term Debt	800.0	130.0	399.6
Long-term Debt Repayments	(769.5)	(732.0)	—
Cost Related to Early Retirement of Debt	(34.2)	(17.9)	—
Issuance of Common Stock	307.8	580.0	18.1
Dividends Paid to Stockholders	(105.2)	(95.6)	(88.7)
Other, Net	(12.0)	(14.3)	(23.6)

Net Cash Provided (Used) by Financing Activities	181.2	(157.0)	71.0

Effect of Foreign Exchange Rate Changes on Cash	1.3	1.3	(2.6)

Net Increase (Decrease) in Cash and Bank Deposits	77.8	54.2	(63.6)

Cash and Bank Deposits at Beginning of Year	121.3	67.1	130.7

Cash and Bank Deposits at End of Year	$199.1	$121.3	$67.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)

Net Income	$679.3	$411.0	$513.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Reclassification Adjustment (net of tax benefit of $134.6; $323.3; $144.5)	(248.8)	(613.0)	(261.8)
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $0.2; $(0.3); $6.6)	0.3	(0.6)	12.3
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(6.0); $(39.8); $19.7)	(11.7)	(79.1)	36.4
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $34.0; $50.5; $(10.0))	69.8	107.7	(19.6)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $0.3; $0.2)	7.4	93.6	(73.9)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $16.7; $11.3; $(6.7))	33.7	24.8	(11.0)

Total Other Comprehensive Loss	(149.3)	(466.6)	(317.6)

Comprehensive Income (Loss)	$530.0	$(55.6)	$196.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 16). Intercompany transactions have been eliminated.

In March 2007, we closed the sale of our wholly-owned subsidiary GENEX Services, Inc. (GENEX). The financial results of GENEX are reported as discontinued operations in the consolidated financial statements. Except where noted, the information presented in the notes to the consolidated financial statements excludes GENEX. See Note 2 for further discussion.

Description of Business: We are the largest provider of group and individual disability products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services. We market our products primarily to employers interested in providing benefits to their employees.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block (previously referred to as Individual Income Protection – Closed Block) segment, the Other segment, and the Corporate segment. See Note 14 for further discussion of our operating segments.

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

Investments: Investments are reported in our consolidated balance sheets as follows:

Available-for-Sale Fixed Maturity Securities, which include bonds and redeemable preferred stocks, are reported at fair value. Interest income is recorded as part of net investment income when earned, using an effective yield method giving effect to amortization of premium and accretion of discount. Payment terms specified for fixed maturity securities may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

Included within fixed maturity securities are mortgage-backed and asset-backed securities. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Mortgage Loans are generally carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

Real Estate classified as investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. If investment real estate is determined to be other than temporarily impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale is valued net of a valuation allowance that reduces the carrying value to the lower of cost less accumulated depreciation or fair value less estimated cost to sell. Accumulated depreciation on real estate was $9.7 million and $9.5 million as of December 31, 2007 and 2006, respectively.

Policy Loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Included in policy loans are $2,422.0 million and $3,238.1 million of policy loans ceded to reinsurers at December 31, 2007 and 2006, respectively.

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

For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change. We report changes in the fair values of certain embedded derivatives as realized investment gains and losses during the period of change, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

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

Deferred Acquisition Costs: Certain costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. Deferred acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing subsequent to the year of issue.

Deferred acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Such amortization is adjusted annually to reflect the actual policy persistency as compared to the anticipated experience.

Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and mortality, investment, and expense margins. Adjustments are made each year to reflect actual experience for assumptions which deviate significantly compared to anticipated experience.

Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions, principally on group contracts, that result in a policy that is substantially changed are accounted for as an extinguishment of the original

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy that was replaced are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for deferred acquisition costs.

Loss recognition is generally performed on an annual basis. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition tests. If loss recognition testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense. The assumptions used in loss recognition testing represent our best estimates of future experience.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $539.8 million and $496.4 million as of December 31, 2007 and 2006, respectively.

Value of Business Acquired: Value of business acquired is included in other assets in the consolidated balance sheets and represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The accumulated amortization for value of business acquired was $110.9 million and $101.9 million as of December 31, 2007 and 2006, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Policy and Contract Benefits: Policy and contract benefits represent amounts paid and expected to be paid based on reported losses and estimates of incurred but not reported losses for traditional life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders’ policy fund balances.

Policy and Contract Benefits Liabilities: Policy reserves represent future policy and contract benefits for claims not yet incurred. Policy reserves for traditional life and accident and health products are determined using the net level premium method. The reserves are calculated based upon assumptions as to interest, persistency, morbidity, and mortality that were appropriate at the date of issue. Interest rate assumptions are based on actual and expected net investment returns. Persistency assumptions are based on our actual historical experience adjusted for future expectations. Morbidity and mortality assumptions are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Policy reserves for group single premium annuities have been provided on a net single premium method. The reserves are calculated based on assumptions as to interest, mortality, and retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by year of issue.

Policy reserves for interest-sensitive products are principally policyholder account values.

We perform loss recognition tests on our policy reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a segment when we perform the loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred acquisition cost balance, the existing policy reserves are increased or deferred acquisition costs are reduced to immediately recognize the deficiency.

Claim reserves represent future policy and contract benefits for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Our claim reserves relate primarily to disability policies and are calculated based on assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. Unlike policy reserves, claim reserves are subject to revision as current claim experience and projections of future experience change.

Policyholders’ Funds: Policyholders’ funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Deferred Gain or Loss on Reinsurance: Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2007 and 2006 was $177.8 million and $181.3 million, respectively.

Premium Tax Expense: Premium tax expense is included in other operating expenses in the consolidated statements of income. For the years ended December 31, 2007, 2006, and 2005, premium tax expense was $130.8 million, $140.5 million, and $137.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $362.0 million and $349.8 million at December 31, 2007 and 2006, respectively, and represented approximately 0.7 percent of consolidated assets and 0.8 and 0.7 percent of consolidated liabilities at December 31, 2007 and 2006, respectively.

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

Had we applied the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income for the year ended December 31, 2005 would have been $513.1 million, and net income per common share – basic would have been $1.73. Net income per common share – assuming dilution would not have changed.

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

Note 2 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale, which is included in income from discontinued operations in our statements of income. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arms-length transaction. Intercompany amounts paid to GENEX for these types of services was $2.3 million for the two months ended February 28, 2007, and $15.4 million and $15.7 million for the years ended December 31, 2006 and 2005, respectively. The cost of these services is not significant to our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Discontinued Operations - Continued

GENEX was accounted for as an asset held for sale at December 31, 2006. The results of GENEX which were previously reported in the Other segment, are reported as discontinued operations and excluded from segment results for all periods.

Selected results for GENEX are as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars, except share data)

Total Revenue	$47.2	$183.5	$177.9

Income Per Common Share
Basic	$0.02	$0.02	$0.03
Assuming Dilution	$0.02	$0.02	$0.03

Assets and liabilities for discontinued operations as reported in the accompanying consolidated balance sheets are comprised of the following at December 31, 2006 (in millions of dollars):

Other Assets
Cash and Bank Deposits	$3.1
Accounts and Premiums Receivable	29.6
Goodwill	71.1
Property and Equipment	4.7
Other Assets	3.8

Other Assets - Discontinued Operations	$112.3

Other Liabilities
Income Tax Payable	$(0.6)
Deferred Income Tax	8.4
Other Liabilities	21.2

Other Liabilities - Discontinued Operations	$29.0

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

Policy Loans and Other Long-term Investments: Carrying amounts approximate fair value.

Short-term Investments: Carrying amounts for short-term investments, which generally consist of investment-grade corporate commercial paper, U.S. Treasury bills, and bank term deposits, approximate fair value.

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

Short-term and Long-term Debt: Fair values are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values of financial instruments such as cash and bank deposits, accounts and premiums receivable, accrued investment income, and accounts payable approximate the fair values due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	December 31 (in millions of dollars)
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Fixed Maturity Securities
Available-for-Sale	$35,814.6	$35,814.6	$35,055.5	$35,055.5
Derivatives Hedging Available-for-Sale	(91.1)	(91.1)	(42.5)	(42.5)
DIG Issue B36 Embedded Derivatives	(68.8)	(68.8)	(11.5)	(11.5)
Mortgage Loans	1,068.9	1,079.8	944.0	949.7
Policy Loans	2,617.7	2,617.7	3,429.5	3,429.5
Other Long-term Investments	104.7	104.7	122.0	122.0
Short-term Investments	1,486.8	1,486.8	648.4	648.4

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$855.8	$855.8	$1,019.9	$1,019.9
Other	411.5	411.5	470.3	470.3
Short-term Debt	175.0	175.3	—	—
Long-term Debt	2,515.2	2,673.8	2,659.6	2,862.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2007 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,329.0	$133.5	$28.6	$2,433.9
States, Municipalities, and Political Subdivisions	40.4	0.9	—	41.3
Foreign Governments	1,086.4	116.2	6.4	1,196.2
Public Utilities	5,113.8	239.8	117.8	5,235.8
Mortgage/Asset-Backed Securities	4,006.8	237.6	6.9	4,237.5
Derivatives Hedging Available-for-Sale	1.1	140.4	232.6	(91.1)
All Other Corporate Bonds	21,653.3	1,152.8	521.0	22,285.1
Redeemable Preferred Stocks	398.4	17.7	31.3	384.8

Total	$34,629.2	$2,038.9	$944.6	35,723.5

Fair Value of DIG Issue B36 Embedded Derivatives				(68.8)

Total Fixed Maturity Securities				$35,654.7

	December 31, 2006 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,587.0	$71.5	$67.2	$2,591.3
States, Municipalities, and Political Subdivisions	42.9	0.9	—	43.8
Foreign Governments	803.1	103.9	7.6	899.4
Public Utilities	4,748.4	311.2	73.7	4,985.9
Mortgage/Asset-Backed Securities	3,765.6	222.0	13.8	3,973.8
Derivatives Hedging Available-for-Sale	3.5	119.8	165.8	(42.5)
All Other Corporate Bonds	21,049.3	1,389.6	322.7	22,116.2
Redeemable Preferred Stocks	414.3	33.3	2.5	445.1

Total	$33,414.1	$2,252.2	$653.3	35,013.0

Fair Value of DIG Issue B36 Embedded Derivatives				(11.5)

Total Fixed Maturity Securities				$35,001.5

Of the $944.6 million in gross unrealized losses on fixed maturity securities and the derivatives that hedge these securities at December 31, 2007, $799.6 million, or 84.6 percent, are related to investment-grade fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

The gross unrealized loss on below-investment-grade fixed maturity securities was $145.0 million at December 31, 2007, or 15.4 percent, of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of December 31, 2007 and 2006.

	December 31, 2007 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$—	$—	$840.4	$28.6
Foreign Governments	128.8	1.9	337.2	4.5
Public Utilities	983.7	26.0	1,521.1	91.9
Mortgage/Asset-Backed Securities	218.7	1.7	270.1	5.2
Derivatives Hedging Available-for-Sale	—	—	(232.6)	232.6
All Other Corporate Bonds	3,245.0	125.8	6,273.2	395.1
Redeemable Preferred Stocks	91.7	8.1	106.5	23.2

Total	$4,667.9	$163.5	$9,115.9	$781.1

	December 31, 2006 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$1,068.3	$42.6	$311.7	$24.6
Foreign Governments	278.4	7.6	—	—
Public Utilities	871.3	15.5	1,019.3	58.2
Mortgage/Asset-Backed Securities	165.6	1.3	571.4	12.5
Derivatives Hedging Available-for-Sale	(36.3)	36.3	(129.5)	129.5
All Other Corporate Bonds	4,283.1	84.0	3,801.3	238.7
Redeemable Preferred Stocks	71.5	0.9	55.7	1.6

Total	$6,701.9	$188.2	$5,629.9	$465.1

As of December 31, 2007, we held 482 individual investment-grade fixed maturity securities and 89 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 353 investment-grade fixed maturity securities and 33 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

	December 31, 2007 (in millions of dollars)
	Amortized Cost	Fair Value
Available-for-Sale Securities
1 year or less	$260.2	$305.0
Over 1 year through 5 years	3,494.3	3,613.5
Over 5 years through 10 years	7,814.1	7,681.6
Over 10 years	19,053.8	19,817.1

	30,622.4	31,417.2
Mortgage/Asset-Backed Securities	4,006.8	4,237.5

Total	$34,629.2	$35,654.7

At December 31, 2007, the total investment in below-investment-grade fixed maturity securities was $2,023.8 million or 5.3 percent of the fair value of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,129.9 million.

We have two special purpose entities which support our investment objectives and which are consolidated under the provisions of Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. One of these entities is a trust holding forward contracts to purchase unrelated equity securities. This trust also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. The fair values of the underlying forward and swap contracts equaled $79.8 million as of December 31, 2007, and are reported as fixed maturity securities in the consolidated balance sheets. The second entity is a trust containing a highly rated bond for principal protection and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust was to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. The fair values of the bond and partnerships were $89.6 million and $26.2 million, respectively, as of December 31, 2007, and are reported as fixed maturity securities and other long-term investments, respectively, in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

We have a significant investment in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. This special purpose entity does not meet the consolidation requirements of FIN 46(R). We issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. The outstanding balance of all tranches at December 31, 2007 was $100.2 million, $54.7 million of which is held by third parties. These third parties have no recourse against us. The total fair value of the underlying securities in the CBO was $27.1 million at December 31, 2007. The fair value of our investment in the CBO, and therefore our maximum exposure to loss, was $12.0 million at December 31, 2007. This investment is reported as a fixed maturity security in the consolidated balance sheets.

At December 31, 2007, we had commitments of approximately $35.9 million to fund certain of our private placement fixed maturity and equity securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the securities.

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or repledge them. We also pledge our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At December 31, 2007, the carrying value of fixed maturity securities pledged as collateral to third parties under these programs was $2.0 million. See Note 5 for discussion of collateral pledged to our derivatives counterparties.

Mortgage Loans

At December 31, 2007, mortgage loans were collateralized by office buildings (39.1 percent), industrial buildings (30.9 percent), retail stores (16.5 percent), and other properties (13.5 percent). Our mortgage loan portfolio is geographically dispersed within the United States, with the largest concentrations in Pennsylvania (13.2 percent) and California (13.9 percent).

Mortgage loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We did not have any impaired mortgage loans as of December 31, 2007. At December 31, 2006, impaired mortgage loans totaled $2.8 million.

At December 31, 2007, we had commitments of approximately $22.8 million for commercial mortgage loan originations. The funds will be due at closing of the mortgage loans.

Investment Valuation Allowances

At December 31, 2007 and 2006, we had real estate investment allowances totaling $7.6 million. We had no changes to the allowance during 2007 and 2006. Deductions for allowances released upon disposal or restructuring totaled $1.7 million in 2005.

We had no valuation allowance for mortgage loans at December 31, 2007. The balance in the valuation allowance for mortgage loans was $0.5 million at December 31, 2006. Increases (decreases) to the allowance during 2007 and 2006 were $(0.5) million and $0.5 million, respectively. There were no changes during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Fixed Maturity Securities	$2,315.2	$2,262.0	$2,151.3
Mortgage Loans	64.3	54.6	43.0
Real Estate	0.5	1.0	0.4
Policy Loans	12.7	12.6	17.4
Other Long-term Investments	6.8	8.4	8.5
Short-term Investments	49.5	21.0	10.8

Gross Investment Income	2,449.0	2,359.6	2,231.4
Less Investment Expenses	17.0	21.0	19.9
Less Investment Income on PFA Assets	22.1	18.0	23.2

Net Investment Income	$2,409.9	$2,320.6	$2,188.3

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains	$56.0	$68.3	$74.4
Gross Losses	(82.8)	(71.1)	(95.7)
Mortgage Loans, Real Estate, and Other Invested Assets	19.0	10.3	22.8
Change in Fair Value of DIG Issue B36 Derivatives	(57.3)	(5.3)	(7.9)
Other Derivatives	(0.1)	—	(0.3)

Realized Investment Gain (Loss)	$(65.2)	$2.2	$(6.7)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $47.9 million at December 31, 2007. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $265.8 million at December 31, 2007.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2004	$707.3	$3,127.0	$176.6	$785.0	$4,795.9
Additions	400.0	560.0	278.4	31.0	1,269.4
Terminations	16.9	927.0	46.9	468.0	1,458.8

Balance at December 31, 2005	1,090.4	2,760.0	408.1	348.0	4,606.5
Additions	—	1,860.0	109.8	170.0	2,139.8
Terminations	64.2	2,435.0	125.0	348.0	2,972.2

Balance at December 31, 2006	1,026.2	2,185.0	392.9	170.0	3,774.1
Additions	—	407.5	179.5	230.0	817.0
Terminations	80.6	947.5	257.3	320.0	1,605.4

Balance at December 31, 2007	$945.6	$1,645.0	$315.1	$80.0	$2,985.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2007, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2008	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/ Pay Variable
Notional Value	$485.0	$380.0	$240.0	$205.0	$185.0	$150.0	$1,645.0
Weighted Average Receive Rate	5.73%	5.75%	6.51%	6.58%	6.49%	6.66%	6.12%
Weighted Average Pay Rate	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Our freestanding derivatives all qualify as hedges and have been designated as cash flow hedges. Our significant cash flow hedging programs are described as follows.

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps and forward contracts. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2013 and protect us from the potential adverse impact of declining interest rates on the associated policy reserves. We plan on terminating these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of December 31, 2007 and 2006, we had $1,645.0 million and $2,125.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program. We did not have any forward contracts outstanding under this program as of December 31, 2007 or 2006.

As of December 31, 2007 and 2006, we had $612.1 million and $658.4 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of December 31, 2007 and 2006, we had $333.5 million and $367.8 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of December 31, 2007 and 2006, we had $80.0 million and $170.0 million, respectively, notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows, through the year 2008, from renewals on policies with a one to two year minimum premium rate guarantee.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 and $176.6 million as of December 31, 2007 and 2006, respectively. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

As of December 31, 2006 we had $60.0 million notional amount of an interest rate swap outstanding whereby we received a fixed rate of interest and paid a variable rate of interest. The purpose of this swap was to hedge the variable cash flows associated with a floating rate security we owned. The variable rate we paid on the swap was offset by the amount we received on the variable rate security. The swap and associated security matured in December 2007.

We also have embedded derivatives in modified coinsurance contracts recognized under DIG Issue B36. Due to the change in fair value of these embedded derivatives, we recognized $57.3 million, $5.3 million, and $7.9 million of net realized investment losses during 2007, 2006, and 2005, respectively. One of the reinsurance contracts for which DIG Issue B36 was applicable was recaptured during 2005. Prior to recapture, we included in other assets a deposit asset for the applicable reinsurance contract. At the time of recapture, the receivable in the deposit asset was settled, the derivative was terminated, and the assets were recorded using the market value of $1,621.7 million that existed on that date. The difference in the book value transferred out of the deposit asset account, which was $1,472.7 million, and the market value recorded equaled the embedded derivative market value component of $149.0 million. The time value component of $9.4 million was recognized as a realized investment loss. The fair value of the embedded derivative related to the remaining applicable reinsurance contract was $(68.8) million as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

During 2007 and 2006, we entered into foreign currency forward contracts to hedge the variability of functional currency cash flows anticipated to be received related to the disposition of fixed maturity securities. In 2007 and 2006, we had $12.2 million and $15.2 million, respectively, notional amounts of these derivatives that were terminated, for cash, at the time the foreign currency proceeds were received.

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

During the years ended December 31, 2007, 2006, and 2005, we recognized net gains of $26.0 million, $183.6 million, and $120.7 million, respectively, on the termination of cash flow hedges and reported $26.1 million, $183.6 million, and $121.0 million, respectively, in other comprehensive income (loss). During the years ended December 31, 2007 and 2005 we reported a net loss of $0.1 million and $0.3 million, respectively, as a component of realized investment gains and losses. We amortized $20.2 million, $30.0 million, and $21.8 million of net deferred gains into net investment income during 2007, 2006, and 2005, respectively. The estimated amount of net deferred gains to be amortized into operating earnings during 2008 is $20.4 million.

The notional amount of derivatives outstanding under the hedge programs was $2,985.7 million at December 31, 2007. For the year ended December 31, 2007, there was no material ineffectiveness related to our derivative holdings, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. During 2007, we reclassified $0.1 million of net losses into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring as anticipated.

Note 6 - Acquisitions and Dispositions

Acquisitions

During 2005 GENEX acquired Independent Review Services, Inc., a provider of medical diagnostic networks and independent medical examinations, at a price of $3.5 million. Independent Review Services, Inc. was a wholly-owned subsidiary of GENEX and therefore included with the disposition of GENEX.

A reconciliation of value of business acquired is as follows:

	2007	2006	2005
	(in millions of dollars)
Balance at January 1	$78.2	$78.5	$101.5
Interest Accrued	4.4	4.6	5.2
Amortization	(12.3)	(12.6)	(20.3)
Foreign Currency	0.9	7.7	(7.9)

Balance at December 31	$71.2	$78.2	$78.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Acquisitions and Dispositions - Continued

The estimated net amortization of value of business acquired for each of the next five years is $8.5 million in 2008, $9.5 million in 2009, $9.8 million in each of the years 2010, 2011, and 2012. Amortization of value of business acquired is included in other expenses in the consolidated statements of income.

Dispositions

In March 2007, we completed the sale of GENEX. See Note 2 for further discussion.

During 2005, we completed the sale of Unum UK’s Netherlands branch. The gain on the sale was $5.7 million before tax and $4.0 million after tax.

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2007	2006	2005
	(in millions of dollars)
Balance at January 1	$24,324.4	$23,047.7	$22,285.1
Less Reinsurance Recoverable	2,257.3	2,267.3	3,096.2

Net Balance at January 1	22,067.1	20,780.4	19,188.9

Recapture of Business - Note 13	204.3	—	934.8

Incurred Related to
Current Year	4,836.9	5,204.4	5,188.3
Prior Years
Interest	1,199.9	1,149.5	1,066.9
Incurred for Claim Reassessment Process	65.8	396.4	52.7
All Other Incurred	174.3	228.5	390.2
Foreign Currency	33.7	292.2	(224.2)

Total Incurred	6,310.6	7,271.0	6,473.9

Paid Related to
Current Year	(1,460.5)	(1,597.5)	(1,692.1)
Prior Years	(4,581.3)	(4,386.8)	(4,125.1)

Total Paid	(6,041.8)	(5,984.3)	(5,817.2)

Net Balance at December 31	22,540.2	22,067.1	20,780.4
Plus Reinsurance Recoverable	2,249.8	2,257.3	2,267.3

Balance at December 31	$24,790.0	$24,324.4	$23,047.7

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at our average reserve discount rate used during 2007, 2006, and 2005.

Our “Incurred Related to Prior Years” includes adjustments to reserves for our claim reassessment process. We entered into settlement agreements with various state insurance regulators in the fourth quarter of 2004 and with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

California Department of Insurance (DOI) in the third quarter of 2005. In connection with these settlement agreements, we increased our disability claim reserves $52.7 million in 2005. During 2006 and 2007, we further increased our disability claim reserves $396.4 million and $65.8 million, respectively, to reflect our revised estimate for costs associated with the claim reassessment process. “Paid Related to Prior Years” includes $248.0 million, $154.9 million, and $16.1 million in 2007, 2006, and 2005, respectively, for these reserve charges. See Note 15 for further discussion of the settlement agreements and the claim reassessment process.

“Incurred Related to Prior Years – All Other Incurred” for 2007, 2006, and 2005 relates primarily to the recent variability in our claim resolution rate experience. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2005 and 2006, we experienced quarter to quarter variability in our claim resolution rates. We believe this variability was primarily the result of a short-term reduction in the operating effectiveness of our Unum US and Individual Disability – Closed Block segment claims management performance. During 2007, we gained more stability in our claims management performance, and our claim resolution rates were more consistent with our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2007	2006	2005
	(in millions of dollars)
Policy and Contract Benefits	$1,979.7	$2,220.4	$2,063.4
Reserves for Future Policy and Contract Benefits	35,828.0	35,689.4	34,041.5

Total	37,807.7	37,909.8	36,104.9
Less:
Life Reserves for Future Policy and Contract Benefits	6,937.2	7,753.1	7,471.3
Accident and Health Active Life Reserves	5,221.2	4,869.2	4,464.6
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	859.3	963.1	1,121.3

Liability for Unpaid Claims and Claim Adjustment Expenses	$24,790.0	$24,324.4	$23,047.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Income from Continuing Operations	$324.8	$61.8	$189.9
Income from Discontinued Operations	10.9	5.8	6.1
Stockholders’ Equity - Additional Paid-in Capital Stock-Based Compensation	(5.8)	—	(4.5)
Stockholders’ Equity - Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	(100.4)	(273.1)	(147.9)
Net Gain on Cash Flow Hedges	(6.0)	(39.8)	19.7
Foreign Currency Translation Adjustment	—	(0.3)	(0.2)
Unrecognized Pension and Postretirement Benefit Costs	16.7	11.3	(6.7)
Adjustment to Adopt SFAS 158	—	(40.3)	—
Stockholders’ Equity - Retained Earnings
Adjustment to Adopt SOP 05-1	(232.9)	—	—
Adjustment to Adopt FIN 48	(22.7)	—	—

Total Income Tax Expense (Benefit)	$(15.4)	$(274.6)	$56.4

A reconciliation of the income tax expense (benefit) attributable to income from continuing operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in the consolidated statements of income, is as follows:

	Year Ended December 31
	2007	2006	2005
Statutory Income Tax	35.0%	35.0%	35.0%
Prior Year Taxes and FIN 48	(0.2)	(2.1)	(6.6)
Tax-exempt Investment Income	(1.0)	(1.6)	(0.8)
Foreign Net Operating Losses	0.1	(17.9)	(0.2)
Other Items, Net	(1.3)	(0.1)	—

Effective Tax	32.6%	13.3%	27.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

The net deferred income tax liability consists of the following:

	December 31
	2007	2006
	(in millions of dollars)
Deferred Tax Liability from Continuing Operations
Deferred Acquisition Costs	$284.9	$542.9
Invested Assets	62.1	144.5
Policy Reserves	9.0	76.0
Other	75.0	75.0

Gross Deferred Tax Liability	431.0	838.4

Deferred Tax Asset from Continuing Operations
Employee Benefits	148.3	188.1
Other	36.6	89.4

Gross Deferred Tax Asset	184.9	277.5
Less Valuation Allowance	5.6	6.4

Net Deferred Tax Asset	179.3	271.1

Net Deferred Tax Liability from Continuing Operations	251.7	567.3
Net Deferred Tax Liability from Discontinued Operations	—	8.4

Total Net Deferred Tax Liability	$251.7	$575.7

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

The Homeland Investment Act of 2004 also provided a deduction of 85 percent of certain foreign earnings that were repatriated during 2005, up to a maximum of $500.0 million. For the portion of unremitted foreign earnings of our non-U.S. operations that had been considered to be permanently reinvested, we had not previously provided U.S. income taxes. During 2005, we repatriated $454.8 million in unremitted foreign earnings from our U.K. subsidiary. We recorded current taxes payable of approximately $15.3 million on those previously unremitted foreign earnings and recorded a tax benefit of approximately $18.6 million as a result of the reversal of the deferred tax liability related to the unremitted earnings. We consider the remaining amounts of unremitted earnings as permanently invested in our foreign subsidiaries. The determination of the tax liability related to the remaining unremitted earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Income Before Tax
United States - Federal	$703.9	$249.0	$529.8
Foreign	311.1	229.6	179.8

Total	$1,015.0	$478.6	$709.6

Current Tax Expense
United States - Federal	$214.0	$110.2	$69.9
Foreign	72.9	43.9	50.3

Total	286.9	154.1	120.2

Deferred Tax Expense (Benefit)
United States - Federal	38.6	(21.3)	75.2
Foreign	10.2	(65.2)	0.6

Total	48.8	(86.5)	75.8

Total Income Tax Expense	$335.7	$67.6	$196.0

During 2007, the U.K. enacted a tax rate decrease from 30 percent to 28 percent. The tax benefit recognized in operations as a result of this decrease was $1.7 million.

The cumulative effect of applying the provisions of FIN 48 as of January 1, 2007 resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets. Our consolidated statements of income include the following changes in unrecognized tax benefits during 2007 (in millions of dollars):

Balance at January 1, 2007	$67.4
Tax Positions Related to Current Year
Additions	104.6
Subtractions	(4.8)
Tax Positions Related to Prior Years
Additions	4.4
Subtractions	(10.6)

Balance at December 31, 2007	161.0
Less Tax Attributable to Temporary Items Included Above	(145.8)

Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$15.2

Included at January 1, 2007 are unrecognized tax benefits of approximately $19.2 million that, if recognized, would impact our effective tax rate. Included in the balance at January 1 and December 31, 2007, are $48.2 million and $145.8 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Income Tax - Continued

and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest expense and penalties related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of accrued interest and penalties in the consolidated balance sheets as of January 1, 2007 and December 31, 2007 are $5.5 million and $7.5 million, respectively. We recognized $2.0 million of interest expense and penalties related to unrecognized tax expense in our consolidated statements of income during 2007. We had no changes to uncertain tax positions as a result of settlements or lapses in statutes of limitations during 2007. We do not expect a significant change in our existing liability for unrecognized tax benefits during the next 12 months.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2002 through 2004 with a revenue agent’s report (RAR) expected to be issued by the IRS on those years during the first half of 2008.

Tax years subsequent to 2004 remain subject to examination by tax authorities in the U.S., and tax years subsequent to 2005 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all proposed and potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of income tax matters could impact our results of operations for a particular future period.

During 2006, we reversed income tax liabilities of approximately $91.9 million related primarily to group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate as the result of final determinations on those years. Also included in 2006 operating results is income of $2.6 million before tax and $3.9 million after tax attributable to the receipt of interest and tax refunds on prior year tax items in excess of what was previously provided.

During 2005, the IRS completed its examination of tax years 1999 through 2001 and issued its RAR. Income tax liabilities of approximately $32.0 million that related primarily to interest on the timing of expense deductions were released in 2005, all of which was reflected as a reduction to income tax expense.

During 2005, we also recognized $3.0 million of income before tax and $2.0 million after tax as a result of refunds received from the IRS during the year. Additionally, we recognized an income tax benefit of approximately $10.8 million in connection with the finalization of income tax reviews of our U.K. subsidiaries.

As of December 31, 2007, we had no net operating loss carryforward in the U.S. As of December 31, 2007, we had net operating loss carryforwards in foreign jurisdictions of $5.6 million for which a full valuation allowance has been established because, in our judgment, we will most likely not realize a tax benefit for these losses. The $0.8 million change from 2006 in the valuation allowance is due primarily to the utilization of loss carryforwards during 2007 as well as the change in the enacted tax rate in the U.K.

Total income taxes paid during 2007, 2006, and 2005 were $189.9 million, $129.2 million, and $93.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Debt

Short-term debt at December 31, 2007 consists of the 5.997% notes due in May 2008. There was no short-term debt outstanding at December 31, 2006.

Long-term debt consists of the following:

	December 31
	2007	2006
	(in millions of dollars)
Senior Secured Notes, variable due 2037, callable at or above par	$800.0	$—
Senior Secured Notes, variable due 2036, callable at or above par	112.5	130.0
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2009	—	300.0
Notes @ 7.25% due 2032, callable at or above par	—	150.0
Notes @ 7.375% due 2032, callable at or above par	39.5	250.0
Notes @ 6.75% due 2028, callable at or above par	166.4	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 6.85%, due 2015, callable at or above par	333.2	367.6
Notes @ 7.625% due 2011, callable at or above par	225.1	325.0
Notes @ 5.859% due 2009	150.0	—
Notes @ 5.997% due 2008	—	175.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	250.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$2,515.2	$2,659.6

The 5.859% notes due 2009 and the junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The aggregate contractual principal maturities are $150.0 million in 2009, $225.1 million in 2011, and $2,140.4 million in 2015 and thereafter.

In October 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior, secured notes due 2037 (the Northwind notes) in a private offering. The Northwind notes bear interest at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.78%. Northwind Holdings contributed the $800.0 million proceeds from the issuance of the Northwind notes to Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings, as a capital contribution. Northwind Re deposited the funds in a funding sub account (the Northwind Re funding sub account). No further deposits will be made into the Northwind Re funding sub account.

Northwind Re reinsured the risks attributable to specified individual disability insurance policies issued by or reinsured by Provident Life and Accident Insurance Company, Unum Life Insurance Company of America (Unum America), and The Paul Revere Life Insurance Company (collectively, the ceding insurers) pursuant to separate reinsurance agreements between Northwind Re and each of the ceding insurers. Assets held in the Northwind funding sub account will not be available to fund payments of principal or interest on the Northwind notes.

Northwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the Northwind notes will be dependent principally on its receipt of dividends from Northwind Re. The ability of Northwind Re to pay such dividends will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that is required to be maintained in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings’ rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2007 the amounts in the Northwind DSCA was $43.7 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture.

In November 2006, Tailwind Holdings, LLC (Tailwind Holdings), a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 (the Tailwind notes) in a private offering. The Tailwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.35%. Tailwind Holdings contributed the $130.0 million proceeds from the issuance of the Tailwind notes to Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings, as a capital contribution. Tailwind Re deposited the funds in a funding sub account (the Tailwind Re funding sub account). No further deposits will be made into the Tailwind Re funding sub account.

Tailwind Re reinsured Unum America’s liability with respect to certain specified long-term disability claims incurred between January 1, 1999 and December 31, 2001 that were in payment status on January 1, 2006 pursuant to a reinsurance agreement between Tailwind Re and Unum America. Assets held in the Tailwind Re funding sub account will not be available to fund payments of principal or interest on the Tailwind notes, but will be held solely to satisfy any obligations of Tailwind Re to Unum America under the reinsurance agreement.

Tailwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the Tailwind notes will be dependent principally on its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay such dividends will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured claims.

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that is required to be maintained in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings’ rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2007 the amounts in the Tailwind DSCA was $12.5 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Debt - Continued

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2007, Tailwind Holdings made principal payments of $17.5 million on the Tailwind notes.

In November 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028. During December 2007, pursuant to a tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

In June 2006, pursuant to a tender offer, we purchased and retired $50.0 million aggregate liquidation amount of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

In November 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering and received net proceeds of $399.6 million. These debentures are fully and unconditionally guaranteed by Unum Group. In June 2007 and December 2006, $34.5 million and $32.0 million of these debentures were redeemed, respectively.

In May 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group’s common stock on May 15, 2007 and which entitled the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 5.085 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

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

In December 2007, we entered into $400.0 million 364 day unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility provides for interest rates based on either the prime rate or LIBOR, as adjusted. At December 31, 2007, there were no amounts outstanding on the facility.

Unum Group has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs. At December 31, 2007, we had $1.0 billion remaining on our shelf registration.

Interest paid on short-term and long-term debt and related securities during 2007, 2006, and 2005 was $184.1 million, $200.7 million, and $210.7 million, respectively.

The cost related to early retirement of debt during 2007 and 2006 decreased income approximately $58.8 million and $25.8 million, respectively, before tax, or $38.3 million and $16.9 million, respectively, after tax.

Note 10 - Pensions and Other Postretirement Benefits

We sponsor several defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. The U.S. plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation.

Information presented as follows for our non U.S. plans previously included plans for the employees of our Canadian branch operation which was sold in 2004. In the third quarter of 2007, we terminated the Canadian defined pension plans which were frozen in 2004. The termination of these plans resulted in a reduction in our pension assets and pension liabilities of $15.1 million and a settlement cost of $0.3 million recognized in our net periodic benefit cost for 2007.

As a result of the sale of GENEX, we froze the pension plan benefits for the employees of GENEX during the first quarter of 2007, which resulted in a $7.2 million reduction in our pension liability and a curtailment loss of $0.2 million recognized in our net periodic benefit cost for 2007. The curtailment loss was comprised of a $0.6 million increase in our pension liability related to a termination benefit and a $0.4 million recognition of unamortized prior service credits. As of the date of the curtailment, we remeasured our U.S. pension plan obligation. The weighted average discount rate assumption used in the measurement of our U.S. pension plan benefit obligation changed from 6.10 percent as of our December 31, 2006 measurement date to 5.90 percent as of the measurement date of March 1, 2007. No other assumptions were materially changed. As a result of the remeasurement, our pension plan liability increased $35.6 million. The net effect of the curtailment and remeasurement was an increase in our pension plan liability of $29.0 million, a decrease in deferred income tax of $10.1 million, a decrease in income from discontinued operations of $0.2 million, and a decrease in accumulated other comprehensive income of $18.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$886.8	$841.9	$194.0	$152.9	$192.5	$189.8
Service Cost	31.9	35.8	9.2	8.4	3.6	4.1
Interest Cost	54.2	48.4	9.7	8.0	11.0	10.0
Plan Participant Contributions	—	—	—	—	3.2	2.9
Actuarial (Gain) Loss	(44.1)	(26.2)	(7.8)	9.9	(7.0)	1.3
Benefits and Expenses Paid	(18.6)	(13.1)	(3.7)	(4.3)	(13.9)	(15.6)
Plan Amendments	1.2	—	—	—	—	—
Curtailment	(7.2)	—	—	—	—	—
Divestiture	—	—	(2.1)	—	—	—
Settlement	—	—	(15.1)	(0.9)	—	—
Special Termination Benefit Cost	0.6	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	3.7	20.0	—	—

Benefit Obligation at End of Year	$904.8	$886.8	$187.9	$194.0	$189.4	$192.5

Accumulated Benefit Obligation at December 31	$856.9	$824.4	$162.4	$171.4	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$658.5	$515.4	$184.3	$107.5	$12.0	$11.9
Actual Return on Plan Assets	31.0	61.0	7.7	10.2	0.4	0.5
Employer Contributions	113.4	95.2	11.4	53.5	10.3	12.3
Plan Participant Contributions	—	—	—	—	3.2	2.9
Benefits and Expenses Paid	(18.6)	(13.1)	(3.7)	(4.3)	(13.9)	(15.6)
Divestiture	—	—	(1.9)	—	—	—
Settlement	—	—	(15.1)	(0.9)	—	—
Change in Foreign Exchange Rates	—	—	3.5	18.3	—	—

Fair Value of Plan Assets at End of Year	$784.3	$658.5	$186.2	$184.3	$12.0	$12.0

Unfunded Liability	$120.5	$228.3	$1.7	$9.7	$177.4	$180.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in the consolidated balance sheets for our pension and postretirement benefit plans at December 31, 2007 and 2006 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
			(in millions of dollars)
Current Pension Liability	$3.3	$3.0	$—	$—	$13.5	$13.5
Noncurrent Pension Liability	117.2	225.3	1.7	9.7	163.9	167.0

Unfunded Liability	$120.5	$228.3	$1.7	$9.7	$177.4	$180.5

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Loss	$(255.2)	$(298.3)	$(55.4)	$(64.5)	$(6.7)	$(13.4)
Prior Service Credit	3.6	8.3	—	—	11.9	15.6
Transition Asset	—	—	0.2	0.3	—	—

	(251.6)	(290.0)	(55.2)	(64.2)	5.2	2.2
Deferred Income Tax Asset (Liability)	89.7	101.6	15.2	18.9	(1.8)	(0.7)

Total Included in Accumulated Other Comprehensive Income (Loss)	$(161.9)	$(188.4)	$(40.0)	$(45.3)	$3.4	$1.5

The following table provides the changes recognized in other comprehensive income for the year ended December 31, 2007.

	Pension Benefits		Postretirement
	U.S. Plans	Non U.S. Plans	Benefits
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) At Beginning of Year	$(188.4)	$(45.3)	$1.5
Net Actuarial Loss
Amortization	19.2	3.0	—
Curtailment	7.2	—	—
All Other Changes	16.7	6.1	6.7
Prior Service Credit
Amortization	(3.1)	—	(3.8)
All Other Changes	(1.6)	—	0.1
Transition Asset
Amortization	—	(0.2)	—
All Other Changes	—	0.1	—
Change in Deferred Income Tax Asset (Liability)	(11.9)	(3.7)	(1.1)

Accumulated Other Comprehensive Income (Loss) At End of Year	$(161.9)	$(40.0)	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

The weighted average asset allocations, by asset category, for our funded pension plans are as follows:

	U.S. Plans				Non U.S. Plans
	2007		2006		2007		2006
	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity Securities	55 - 65%	58%	55 - 65%	61%	60%	56%	60%	50%
Fixed Income Securities	27 - 33	31	27 - 33	29	40	38	40	39
Other	8 - 12	11	8 - 12	10	—	6	—	11

Total		100%		100%		100%		100%

The investment portfolio for our U.S. pension plans during 2007 contained a diversified blend of large cap, mid cap, and small cap domestic equity securities, international equity securities, convertible securities, and investment-grade and below-investment-grade fixed income securities. Assets for our U.K. pension plan are invested in pooled funds, with approximately 56 percent in diversified growth assets including global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The remainder of the assets for our U.K. plan is predominantly invested in fixed interest bonds and index linked bonds. Assets for life insurance benefits payable to certain former retirees covered under the postretirement benefits plan are invested primarily within life insurance contracts issued by one of our insurance subsidiaries. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Benefit Obligations
Discount Rate	6.50%	6.10%	5.80%	5.10%	6.30%	5.90%
Rate of Compensation Increase	4.70%	4.70%	5.30%	5.00%	—	—

Net Periodic Benefit Cost
Discount Rate	5.90-6.10%	5.80%	5.10%	4.82%	5.90%	5.50%
Expected Return on Plan Assets	8.00%	8.00%	6.80%	6.58%	5.75%	5.75%
Rate of Compensation Increase	4.70%	4.70%	5.00%	4.70%	—	—

We set the discount rate assumption annually for each of our pension-related benefit plans at the measurement date to reflect the yield of a portfolio of high quality long-term fixed income securities matched against the projected cash flows for future benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Our long-term rate of return on plan assets assumption is an estimate, based on statistical analysis, of the average annual assumed return that will be produced from the plan assets until current benefits are paid. Our expectations for the future investment returns of the asset categories were based on a combination of historical market performance and evaluations of investment forecasts obtained from external consultants and economists. The methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio was calculated based on the plan’s strategic asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. Our plans prohibit the use of derivative instruments.

The expected return assumption for the life insurance reserve for the postretirement benefits plan was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.30 percent and 6.39 percent for 2007 and 2006, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2007 and 2006, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 9.00 percent for benefits payable to retirees prior to Medicare eligibility and 9.80 percent for benefits payable to Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of the fifth year and remain at that level thereafter. During 2005, we confirmed that all of our retiree medical plans qualify for a government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and chose to defer coordination with the new prescription drug benefit until 2007. This change is reflected in our net periodic benefit cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions of dollars)
Service Cost	$31.9	$35.9	$35.2	$9.2	$8.4	$8.3	$3.6	$4.1	$4.2
Interest Cost	54.2	48.4	43.7	9.7	8.0	7.5	11.0	10.1	10.4
Expected Return on Plan Assets	(58.5)	(44.0)	(40.5)	(12.2)	(10.6)	(6.6)	(0.7)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	19.2	22.4	19.2	3.0	2.3	2.6	—	—	—
Prior Service Credit	(3.1)	(3.1)	(2.8)	—	—	—	(3.8)	(3.8)	(3.8)
Transition Asset	—	—	—	(0.2)	(0.1)	(0.1)	—	—	—
Settlement Cost	—	—	—	0.3	—	—	—	—	—
Curtailment	0.2	—	—	—	0.2	—	—	—	—

Total	$43.9	$59.6	$54.8	$9.8	$8.2	$11.7	$10.1	$9.7	$10.1

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2007 would have increased (decreased) the service cost and interest cost by $0.6 million and $(0.5) million, respectively, and the postretirement benefit obligation by $6.9 million and $(6.1) million, respectively.

The unrecognized net actuarial loss, prior service credit, and transition asset included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2008 is $14.5 million before tax and $9.6 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for postretirement plans during 2008 is $3.4 million before tax and $2.2 million after tax.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Postretirement Benefits
Year	U.S. Plans	Non U.S. Plans
	(in millions of dollars)
2008	$17.0	$4.2	$14.4
2009	18.6	4.6	15.4
2010	20.9	5.2	16.1
2011	23.2	5.8	16.6
2012	26.8	6.4	16.7
2013 - 2017	207.7	36.6	82.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Pensions and Other Postretirement Benefits - Continued

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for 2007 and 2006; however, we elected to make voluntary contributions of $110.0 million and $92.0 million, respectively. We expect to make a voluntary contribution of approximately $55.0 million to our U.S. qualified defined benefit pension plan in 2008, based on current pension funding law. The funding policy for the U.S. non-qualified defined benefit pension plan and postretirement plan is to contribute the amount of the benefit payments made during the year. We are required to contribute to our U.K. plan at the rate of at least 18.20 percent of eligible salaries sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $10.5 million and $53.3 million in 2007 and 2006, respectively. We expect to make contributions of £5.4 million during 2008.

Our postretirement benefits plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our postretirement benefits plan.

Note 11 - Stockholders’ Equity and Earnings Per Common Share

Common Stock

In October 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. At December 31, 2007, no common stock has been repurchased under this program. See Note 17 for further discussion.

We settled the purchase contract element of the 2004 and 2003 units in May 2007 and 2006 by issuing 17.7 million and 43.3 million shares of common stock, respectively. See Note 9 for further discussion.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stockholders’ Equity and Earnings Per Common Share - Continued

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars, except share data)
Numerator
Net Income	$679.3	$411.0	$513.6

Denominator (000s)
Weighted Average Common Shares - Basic	352,969.1	324,654.9	295,776.4
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	1,673.0	8,153.0	14,297.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,134.4	1,553.8	2,438.4

Weighted Average Common Shares - Assuming Dilution	355,776.5	334,361.7	312,512.6

Net Income Per Common Share
Basic	$1.92	$1.27	$1.74
Assuming Dilution	$1.91	$1.23	$1.64

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, and nonvested stock awards on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units, as described in Note 9, the exercise price of the stock options, as described in Note 12, or the grant price of the nonvested stock awards.

The purchase contract element of the units issued in 2004 and 2003 had a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The outstanding stock options have exercise prices ranging from $12.23 to $58.56, and the nonvested stock awards have grant prices ranging from $19.18 to $27.18.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 6.2 million, 8.2 million, and 12.1 million shares of common stock for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 12 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2007, up to 35,000,000 shares of common stock are available for awards to our employees, officers, consultants, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. Each full value award, defined as any award other than a stock option or stock appreciation right, shall be counted as 2.7 shares. The exercise price for stock options issued cannot be less than the fair market value of the underlying common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Stock-Based Compensation - Continued

as of the grant date. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2007, 31,486,483 shares were available for future grants.

Under the broad-based stock plan of 2002, up to 2,390,000 shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in February 2004 for purposes of any further grants. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the broad-based stock plan of 2001, up to 2,000,000 shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in December 2007 for purposes of any further grants, other than reload grants, for which 20,000 shares were available at December 31, 2007. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the stock plan of 1999, comprised of the Provident Companies, Inc. stock plan of 1999 and the UnumProvident Corporation stock plan of 1999, an aggregate of up to 17,500,000 shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. The plan was terminated in May 2007 for purposes of any further grants, other than reload grants, for which 250,000 shares were available at December 31, 2007. Stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Substantially all of our employees are eligible to participate in an employee stock purchase plan (ESPP). Under the plan, up to 3,460,000 shares of common stock are authorized for issuance, of which 1,611,500 remain available for issuance at December 31, 2007. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices.

We issue new shares of common stock for nonvested stock grants, exercise of stock options, and purchase of ESPP shares.

Nonvested Stock Awards

Nonvested share activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,833	$18.68
Granted	800	21.99
Vested	(1,141)	18.03
Forfeited	(314)	18.36

Nonvested at December 31, 2007	1,178	21.65

Stock awards vest over a one to five year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period for awards issued subsequent to 2005 and over the explicit service period (subject to acceleration upon actual retirement) for awards issued prior to 2006. We pay cash dividend equivalents on outstanding nonvested stock awards. The weighted average grant date fair values per share for nonvested stock awards granted during 2007, 2006, and 2005 were $21.99, $20.95, and $17.43, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Stock-Based Compensation - Continued

The total fair value of shares vested during 2007, 2006, and 2005 was $20.6 million, $12.6 million, and $2.4 million, respectively.

At December 31, 2007, we had $14.6 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 1.0 year. Prior to adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million.

Performance Restricted Stock Units (PRSUs)

In September 2007, we issued 1,247,500 PRSUs with a grant date fair value of $15.99. Vesting for this grant is contingent upon meeting various company threshold performance and stock price conditions. Dividend equivalents on PRSUs are accrued in the form of additional restricted stock units. We had 1,251,385 PRSUs outstanding at December 31, 2007, all of which are nonvested.

At December 31, 2007, we had $15.8 million of unrecognized compensation cost related to PRSUs that will be recognized over a weighted average period of 2.5 years. The PRSU expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance may result in zero to 100 percent of the units ultimately being earned. We used the accelerated method of amortization for recognizing compensation expense, which treats each of the three vesting tranches as a separate award over the expected life of the unit.

We estimated the fair value on the date of grant using the Monte-Carlo model. The following assumptions were used to value the 2007 grants:

•	Expected volatility of 29 percent, based on our historical daily stock prices.

•	Expected life of 4.4 years, which equals the maximum term.

•	Expected dividend yield of 1.24 percent, based on the dividend rate at the date of grant.

•	Risk-free interest rate of 3.97 percent, based on the yield of treasury bonds at the date of grant.

Stock Options

Stock option activity is summarized as follows:

	Shares (000s)	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (000s)
Outstanding at December 31, 2006	9,705	$32.68
Granted	166	21.68
Exercised	(378)	13.82
Expired	(1,790)	35.10

Outstanding at December 31, 2007	7,703	32.81	2.3 Years	$13,171

Exercisable at December 31, 2007	7,537	$33.06	2.2 Years	$12,821

All outstanding stock options at December 31, 2007 are expected to vest. The total intrinsic value of options exercised during 2007, 2006, and 2005 was $3.9 million, $0.9 million, and $1.9 million, respectively. The total fair value of options that vested during 2006 and 2005 was $0.5 million and $5.5 million, respectively. No stock options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Stock-Based Compensation - Continued

vested in 2007. At December 31, 2007, we had $0.9 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.1 years.

The weighted average grant date fair value of options granted during 2007 was $8.61. No stock options were granted during 2006 and 2005. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2007 grants:

•	Expected volatility of 44 percent, based on our historical daily stock prices.

•	Expected life of 5.0 years, based on the simplified method allowed under supplemental application guidance issued by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment.

•	Expected dividend yield of 1.57 percent, based on the dividend rate at the date of grant.

•	Risk-free interest rate of 4.67 percent, based on the yield of treasury bonds at the date of grant.

ESPP

ESPP activity is summarized as follows:

	Year Ended December 31
	2007	2006	2005
Number of Shares Sold	114,420	148,833	154,395

Weighted Average Exercise Price	$24.32	$18.99	$15.38

Weighted Average Grant Date Fair Value	$5.18	$3.90	$3.29

Expense

Compensation expense for the stock plans, as reported in the consolidated statements of income, is as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Nonvested Stock Awards	$10.7	$15.3	$12.7
Performance Restricted Stock Units	2.0	—	—
Stock Options	0.5	0.5	0.6
Employee Stock Purchase Plan	0.5	0.6	0.5

Total Compensation Expense, Before Income Tax	$13.7	$16.4	$13.8

Total Compensation Expense, Net of Income Tax	$8.9	$10.7	$9.0

Cash received under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005 was $7.8 million, $5.0 million, and $18.1 million, respectively.

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

The reinsurance recoverable at December 31, 2007 relates to 89 companies. Thirteen major companies account for approximately 90 percent of the reinsurance recoverable at December 31, 2007, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining ten percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by A.M. Best Company or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of income net of reinsurance ceded.

Reinsurance data is as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Direct Premium Income	$7,997.5	$8,082.6	$8,077.0
Reinsurance Assumed	289.6	324.3	395.8
Reinsurance Ceded	(386.0)	(458.7)	(657.2)

Net Premium Income	$7,901.1	$7,948.2	$7,815.6

Ceded Benefits and Change in Reserves for Future Benefits	$947.8	$891.5	$1,110.6

During the third quarter of 2007, we recaptured a closed block of individual disability business, with approximately $204.3 million in reserves and $7.0 million of annual premium. During the third quarter of 2005, we recaptured a closed block of individual disability business, with approximately $1.6 billion in invested assets and $185.0 million of annual premium. The underlying operating results of the reinsurance contract recaptured during 2005 were reflected in other income prior to the recapture. These recaptures did not have a material effect on operating results for the Individual Disability – Closed Block segment.

During 2000, we reinsured substantially all of our individual life and corporate-owned life insurance blocks of business, with a resulting gain which was deferred and is being amortized into income. A portion of the ceded corporate-owned life insurance block of business surrendered during 2007. The termination of this fully ceded business, which is reported in our Other segment, had no impact on our operating results and will not materially affect the amortization of the deferred gain. The termination resulted in a balance sheet only decrease in reserves for future policy and contract benefits of $1,094.0 million and policy loans of $1,013.7 million, with corresponding offsets to each in the reinsurance recoverable. The termination of this fully ceded business had no impact on our cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, Other, and Corporate.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability – recently issued, group and individual long-term care, and brokerage voluntary benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. For the sale of individual disability and individual long-term care products, we use a distribution model which provides independent brokers and consultants with the option of direct access to a sales support center centrally located in our corporate offices.

The Unum UK segment includes group long-term disability insurance, group life products, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued and marketed primarily to employees at the workplace through an agency sales force and brokers.

The Individual Disability – Closed Block segment generally consists of those individual disability policies that were designed to be distributed to individuals in a non-workplace setting and which were primarily in force prior to the substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

The Other operating segment includes results from Unum US insured products not actively marketed (with the exception of the individual disability products in the Individual Disability – Closed Block segment), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

The Corporate segment consists of revenue earned on corporate assets not specifically allocated to a line of business, interest expense on corporate debt, and certain corporate income and expense not allocated to a line of business.

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income from continuing operations before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance for purposes of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$1,895.7	$1,953.3	$1,961.6
Group Short-term Disability	485.6	530.1	566.3
Group Life and Accidental Death & Dismemberment
Group Life	1,107.4	1,248.1	1,306.8
Accidental Death & Dismemberment	131.0	151.6	156.4
Supplemental and Voluntary
Individual Disability – Recently Issued	456.7	438.5	425.1
Long-term Care	532.9	492.4	473.2
Voluntary Benefits	404.7	382.0	339.6

	5,014.0	5,196.0	5,229.0

Unum UK
Group Long-term Disability	752.6	638.9	582.9
Group Life	177.4	171.0	164.1
Individual Disability	38.3	32.9	38.3

	968.3	842.8	785.3

Colonial Life
Accident, Sickness, and Disability	566.6	533.3	508.9
Life	143.5	130.5	114.0
Cancer and Critical Illness	197.1	178.3	164.1

	907.2	842.1	787.0

Individual Disability – Closed Block	1,009.9	1,062.8	1,011.7

Other	1.7	4.5	2.6

Total	$7,901.1	$7,948.2	$7,815.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Other	Corporate	Total
	(in millions of dollars)

Year Ended December 31, 2007

Total Premium Income	$5,014.0	$968.3	$907.2	$1,009.9	$1.7	$—	$7,901.1
Net Investment Income	1,129.9	200.4	99.9	827.2	108.4	44.1	2,409.9
Other Income	135.7	3.1	0.9	103.7	28.5	2.2	274.1

Operating Revenue	$6,279.6	$1,171.8	$1,008.0	$1,940.8	$138.6	$46.3	$10,585.1

Operating Income (Loss)	$565.6	$338.8	$245.8	$117.9	$17.5	$(223.2)	$1,062.4

Depreciation and Amortization	$326.9	$61.6	$162.9	$3.2	$0.1	$5.1	$559.8

Year Ended December 31, 2006

Total Premium Income	$5,196.0	$842.8	$842.1	$1,062.8	$4.5	$—	$7,948.2
Net Investment Income	1,063.1	174.6	93.6	828.7	113.2	47.4	2,320.6
Other Income	108.5	0.1	1.1	105.1	33.8	15.7	264.3

Operating Revenue	$6,367.6	$1,017.5	$936.8	$1,996.6	$151.5	$63.1	$10,533.1

Operating Income (Loss)	$95.7	$257.8	$198.7	$71.3	$24.4	$(184.7)	$463.2

Depreciation and Amortization	$351.9	$45.8	$154.4	$4.4	$0.1	$6.1	$562.7

Year Ended December 31, 2005

Total Premium Income	$5,229.0	$785.3	$787.0	$1,011.7	$2.6	$—	$7,815.6
Net Investment Income	998.2	154.2	96.0	770.0	120.5	49.4	2,188.3
Other Income	108.6	6.1	4.4	95.2	36.0	11.8	262.1

Operating Revenue	$6,335.8	$945.6	$887.4	$1,876.9	$159.1	$61.2	$10,266.0

Operating Income (Loss)	$387.7	$187.7	$168.1	$79.9	$30.0	$(152.8)	$700.6

Depreciation and Amortization	$347.0	$42.3	$147.4	$4.1	$0.6	$8.6	$550.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

	Unum US	Unum UK	Colonial Life	Other	Total
	(in millions of dollars)
Year Ended December 31, 2007
Beginning of Year	$2,205.2	$165.1	$612.8	$—	$2,983.1
Cumulative Effect of Accounting Principle Change—Note 1	(589.8)	(88.3)	—	—	(678.1)
Capitalized	304.2	41.2	210.9	—	556.3
Amortization	(277.1)	(49.4)	(153.9)	—	(480.4)
Foreign Currency	—	1.0	—	—	1.0

End of Year	$1,642.5	$69.6	$669.8	$—	$2,381.9

Year Ended December 31, 2006
Beginning of Year	$2,201.2	$142.5	$569.6	$—	$2,913.3
Capitalized	306.2	34.4	187.6	—	528.2
Amortization	(302.2)	(32.0)	(144.4)	—	(478.6)
Foreign Currency	—	20.2	—	—	20.2

End of Year	$2,205.2	$165.1	$612.8	$—	$2,983.1

Year Ended December 31, 2005
Beginning of Year	$2,196.2	$154.9	$530.9	$0.5	$2,882.5
Capitalized	311.9	34.1	173.4	—	519.4
Amortization	(306.9)	(21.6)	(134.7)	(0.5)	(463.7)
Foreign Currency	—	(24.9)	—	—	(24.9)

End of Year	$2,201.2	$142.5	$569.6	$—	$2,913.3

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)

Operating Revenue by Segment	$10,585.1	$10,533.1	$10,266.0
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)

Revenue	$10,519.9	$10,535.3	$10,259.3

Operating Income by Segment	$1,062.4	$463.2	$700.6
Net Realized Investment Gain (Loss)	(65.2)	2.2	(6.7)
Income Tax	324.8	61.8	189.9
Income from Discontinued Operations	6.9	7.4	9.6

Net Income	$679.3	$411.0	$513.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Segment Information - Continued

Assets by segment are as follows:

	December 31
	2007	2006
	(in millions of dollars)

Unum US	$21,012.8	$20,900.8
Unum UK	4,016.5	3,904.2
Colonial Life	2,518.5	2,355.0
Individual Disability – Closed Block	15,175.6	15,609.5
Other	7,870.3	8,998.8
Corporate	1,839.0	942.0
Discontinued Operations	—	113.0

Total	$52,432.7	$52,823.3

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

Note 15 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2007, the aggregate net minimum lease payments were $108.8 million payable as follows: $26.7 million in 2008, $25.1 million in 2009, $18.4 million in 2010, $11.7 million in 2011, $8.8 million in 2012, and $18.1 million thereafter. Rental expense for the years ended December 31, 2007, 2006, and 2005 was $35.7 million, $35.8 million, and $33.9 million, respectively.

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

The Lead Plaintiff filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 on behalf of a putative class of purchasers of Unum Group stock between March 30, 2000 and April 24, 2003. The amended complaint alleges, among other things, that we issued misleading financial statements, improperly accounted for certain impaired investments, failed to properly estimate our disability claim reserves, and pursued certain improper claims handling practices.

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

On September 4, 2007, the District Court certified a (b)(2) class consisting of all plan participants and beneficiaries insured under ERISA governed long-term disability insurance policies/plans issued by Unum Group and the insuring subsidiaries of Unum Group throughout the United States who have had a long-term disability claim denied, terminated, or suspended on or after June 30, 1999 by Unum Group or one or more of its insuring subsidiaries after being subjected to any of the practices alleged in the complaint. The class as certified seeks, among other forms of relief, an opportunity to have denied or terminated claims re-assessed by so-called independent reviewers. The District Court has yet to rule on pending motions by the Company for judgment on the pleading, or for summary judgment. The Sixth Circuit Court of Appeals has since granted the Company’s petition for leave to appeal the class certification order on an interlocutory basis.

On April 30, 2003, a separate putative class action, Taylor v. UnumProvident Corporation, et al., was filed in the Tennessee Circuit Court and subsequently removed to federal court. The complaint alleges claims against Unum Group and certain subsidiaries on behalf of a putative class of long-term disability insurance policyholders who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a Unum Group subsidiary after January 1, 1995, seeking equitable and monetary relief. Plaintiff alleges that the defendants violated various state laws by engaging in unfair claim practices and improperly denying claims.

The court subsequently granted in part our motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment. The court also has under advisement the plaintiff’s motion for class certification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Commitments and Contingent Liabilities - Continued

Plan Beneficiary Class Actions

During the first quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) Retirement Plan case, entitled Gee v. UnumProvident Corporation, et al. The settlement agreement, the net cost of which is immaterial, was approved by the court in December 2007.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements will remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which will be conducted by the lead state regulators. The settlement agreements also provide for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries in the event that we fail to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements subsequently agreed to extend the reassessment process until December 31, 2007. We have now completed the claims reassessment process, as required by the regulatory settlement agreements. The lead regulators began the examinations described above in June 2007 and on February 20, 2008, met with members of our board of directors and management to report the results and to advise that no fines will be assessed. The final report for the examinations under the regulatory settlement agreements is expected to be completed by mid-2008.

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

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007. On June 21, 2007, defendants filed a motion to dismiss and for summary judgment on all counts. On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts was granted on January 14, 2008.

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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. A motion to dismiss the complaint was unsuccessful. We intend to vigorously defend the action.

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under group life insurance policies when we paid certain life insurance proceeds by establishing interest-bearing Retained Asset Accounts rather than checks. On February 4, 2008, the court granted the Company’s motion to dismiss all claims.

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

Note 16 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. For the years ended December 31, 2007, 2006, and 2005, our U.S. insurance subsidiaries’ statutory combined net income, excluding Tailwind Re and Northwind Re, was $530.8 million, $307.4 million, and $641.8 million, respectively, and statutory combined net gain from operations was $589.1 million, $371.5 million, and $650.0 million, respectively. Statutory capital and surplus, excluding Tailwind Re and Northwind Re, was $2,975.3 million and $4,232.0 million at December 31, 2007 and 2006, respectively. Tailwind Re and Northwind Re, our special purpose financial captive U.S. insurance subsidiaries, had a statutory combined net loss of $111.5 million and a statutory combined net loss from operations of $111.9 million for the year ended December 31, 2007. Statutory capital and surplus for Tailwind Re and Northwind Re at December 31, 2007 was $1,378.7 million. Tailwind Re had statutory net income and statutory net gain from operations of $14.1 million for the year ended December 31, 2006 and statutory capital and surplus of $136.2 million at December 31, 2006.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of ordinary dividends to a parent company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $626.5 million is available for the payment of ordinary dividends from our U.S. insurance subsidiaries, excluding Tailwind Re and Northwind Re, during 2008. The ability of Tailwind Re and Northwind Re to pay dividends to their parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to draw a dividend from our United Kingdom insurance subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends from Unum Limited during 2008 is approximately £202.1 million, subject to regulatory approval. Regulatory restrictions do not limit the amount of dividends available for distribution from our non-insurance subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued

Deposits

At December 31, 2007, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $268.3 million held for the protection of policyholders.

Note 17 - Subsequent Event

Pursuant to the common stock repurchase program previously discussed in Note 11, on January 31, 2008, we repurchased approximately 14.0 million shares for $350.0 million through an accelerated stock repurchase program with a financial counterparty. The repurchased shares will be held in treasury, until such time as they may be reissued or retired.

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our common stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract in May 2008, the price adjustment will be calculated based on the volume weighted average price of our common stock during the term of the agreement, less a discount. If we are required to pay a price adjustment to the counterparty, we have the option of settling the adjustment in shares of our common stock or cash. Any price adjustment payable to us will be settled in shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2007 and 2006:

	2007
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,983.9	$1,986.5	$1,986.7	$1,944.0
Net Investment Income	619.4	603.2	597.8	589.5
Net Realized Investment Gain (Loss)	(25.8)	(46.1)	10.4	(3.7)
Total Revenue	2,643.5	2,610.2	2,665.6	2,600.6
Income from Continuing Operations Before
Income Tax	225.4	279.0	232.9	259.9
Income from Continuing Operations	160.5	187.0	153.5	171.4
Income from Discontinued Operations	—	—	—	6.9
Net Income	160.5	187.0	153.5	178.3
Net Income Per Common Share
Basic
Income from Continuing Operations	0.45	0.52	0.44	0.50
Net Income	0.45	0.52	0.44	0.52
Assuming Dilution
Income from Continuing Operations	0.44	0.52	0.43	0.49
Net Income	0.44	0.52	0.43	0.51

	2006
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,022.0	$1,969.0	$1,987.2	$1,970.0
Net Investment Income	601.4	578.8	576.6	563.8
Net Realized Investment Gain (Loss)	0.7	4.8	(5.8)	2.5
Total Revenue	2,696.1	2,617.4	2,621.7	2,600.1
Income (Loss) from Continuing Operations Before
Income Tax	265.6	(97.4)	189.6	107.6
Income (Loss) from Continuing Operations	274.2	(65.3)	123.3	71.4
Income from Discontinued Operations	1.9	1.6	1.9	2.0
Net Income (Loss)	276.1	(63.7)	125.2	73.4
Net Income (Loss) Per Common Share
Basic
Income (Loss) from Continuing Operations	0.80	(0.19)	0.38	0.24
Net Income (Loss)	0.81	(0.19)	0.39	0.25
Assuming Dilution
Income (Loss) from Continuing Operations	0.79	(0.19)	0.37	0.22
Net Income (Loss)	0.80	(0.19)	0.38	0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 18 - Quarterly Results of Operations (Unaudited) - Continued

Items affecting the comparability of our financial results by quarter are as follows:

•	The fourth quarter of 2007 includes costs related to early retirement of debt of $55.6 million before tax and $36.1million after tax.

•	The second quarter of 2007 includes claim reassessment charges of $53.0 million before tax and $34.5 million after tax.

•	The first quarter of 2007 income from discontinued operations includes an after-tax gain of $6.2 million on the sale of GENEX.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2007.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended December 31, 2007, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2007, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007 of Unum Group and subsidiaries, and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 21, 2008

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors

The information required by this Item with respect to directors is included under the captions “Election of Directors,” “Nominees for Election for Terms Expiring in 2011,” and “Continuing Directors” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Code of Business Practices and Ethics” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Audit Committee” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors,” “Report of the Board Human Capital Committee on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Capital Committee,” and “Human Capital Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the common stock that may be issued under all of our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	4,426,072 (1)	$33.93	33,348,533 (2)
Equity Compensation Plans Not Approved by Stockholders	2,662,547 (3)	$27.26	578,991 (4)

Total	7,088,619		33,927,524

(1)	Includes the following plans: (a) Stock Plan of 1994, (b) Non-Employee Director Compensation Plan of 1998, (c) Stock Plan of 1999, (d) Stock Incentive Plan of 2007, and (e) Amended and Restated Management Incentive Compensation Plan of 1994. The number includes 908 performance shares granted under the Amended and Restated Management Incentive Compensation Plan of 1994.

(2)	Includes shares under the following plans: (a) Stock Incentive Plan of 2007, (b) Stock Plan of 1999, (c) Non-Employee Director Compensation Plan of 1998, (d) Amended and Restated Management Incentive Compensation Plan of 1994, and (e) UnumProvident Employee Stock Purchase Plan.

(3)	Includes the following plans: (a) Provident Companies, Inc. Employee Stock Option Plan of 1998, (b) UnumProvident Corporation Employee Stock Option Plan, (c) UnumProvident Corporation Broad Based Stock Plan of 2001, and (d) UnumProvident Corporation Broad Based Stock Plan of 2002.

(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, (c) Unum Limited Savings-Related Share Option Scheme 2000, and (d) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.

(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2007, a total of 615,535 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $48.82 per share. No additional options may be granted under those assumed plans.

A brief description of the equity compensation plans not approved by stockholders follows.

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

UnumProvident Corporation Broad Based Stock Plan of 2001

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,000,000. The plan terminated in December 2007.The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

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

Other information required by this Item is included under the captions “Beneficial Ownership of Company Securities” and “Security Ownership of Directors and Officers” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the captions “Determination of Independence of Directors” and “Independence of Directors” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of our annual financial statements and internal control over financial reporting, the interim reviews of the financial statements included in our quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $7,648,203 and $7,591,449, respectively, for fiscal years 2007 and 2006.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 reviews, and audit related services for our employee benefit plans, for fiscal years 2007 and 2006 were $523,073 and $753,136, respectively.

Tax Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax planning during fiscal years 2007 and 2006 were $22,500 and $84,156, respectively.

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

Unum Group
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen President and Chief Executive Officer

Date:	February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen Thomas R. Watjen	President and Chief Executive Officer and a Director (principal executive officer)	February 25, 2008

/s/ Robert C. Greving Robert C. Greving	Executive Vice President, Chief Financial Officer and Chief Actuary (principal financial officer and principal accounting officer)	February 25, 2008

* E. Michael Caulfield	Director	February 25, 2008

* Jon S. Fossel	Director	February 25, 2008

* Pamela H. Godwin	Director	February 25, 2008

* Ronald E. Goldsberry	Director	February 25, 2008

* Thomas Kinser	Director	February 25, 2008

* Gloria C. Larson	Director	February 25, 2008

Name	Title	Date

* A. S. MacMillan, Jr.	Director	February 25, 2008

* Edward J. Muhl	Director	February 25, 2008

* Michael J. Passarella	Director	February 25, 2008

* William J. Ryan	Director	February 25, 2008

* By: /s/ Susan N. Roth Susan N. Roth Attorney-in-Fact	For all of the Directors	February 25, 2008

SCHEDULE I—SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost	Fair Value	Amount at which shown in the balance sheet
		(in millions of dollars)

Available-for-Sale Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$2,329.0	$2,433.9	$2,433.9
States, Municipalities, and Political Subdivisions	40.4	41.3	41.3
Foreign Governments	1,086.4	1,196.2	1,196.2
Public Utilities	5,113.8	5,235.8	5,235.8
Mortgage/Asset-Backed Securities	4,006.8	4,237.5	4,237.5
Derivatives Hedging Available-for-Sale	1.1	(91.1)	(91.1)
DIG Issue B36 Embedded Derivatives	—	(68.8)	(68.8)
All Other Corporate Bonds	21,653.3	22,285.1	22,285.1
Redeemable Preferred Stocks	398.4	384.8	384.8

Total	34,629.2	$35,654.7	35,654.7

Mortgage Loans	1,068.9		1,068.9
Real Estate Acquired in Satisfaction of Debt	21.3		8.9	*
Other Real Estate	14.2		9.3	*
Policy Loans	2,617.7		2,617.7
Other Long-term Investments	85.0		104.7	**
Short-term Investments	1,486.8		1,486.8

	$39,923.1		$40,951.0

*	Difference between cost and carrying value results from accumulated depreciation and certain valuation allowances.

** Difference between cost and carrying value primarily results from changes in our ownership equity since acquisition.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2007	2006
	(in millions of dollars)
ASSETS
Fixed Maturity Securities
Available-for-Sale—at fair value (amortized cost: $463.2; $145.1)	$490.0	$143.8
Short-term Investments	361.5	73.9
Investment in Subsidiaries	8,598.4	9,597.7
Short-term Notes Receivable from Subsidiaries	—	163.0
Surplus Note of Subsidiary	100.0	100.0
Other Assets	435.7	415.1

Total Assets	$9,985.6	$10,493.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term Debt	$175.0	$—
Long-term Debt	1,269.5	2,162.0
Other Liabilities	501.2	612.7

Total Liabilities	1,945.7	2,774.7

STOCKHOLDERS’ EQUITY
Common Stock	36.3	34.4
Additional Paid-in Capital	2,516.9	2,200.0
Accumulated Other Comprehensive Income	463.5	612.8
Retained Earnings	5,077.4	4,925.8
Treasury Stock	(54.2)	(54.2)

Total Stockholders’ Equity	8,039.9	7,718.8

Total Liabilities and Stockholders’ Equity	$9,985.6	$10,493.5

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
Dividends from Subsidiaries	$1,839.3	$387.1	$784.2
Interest from Subsidiaries	11.8	24.3	21.1
Other Income	74.6	71.9	63.0

Total Revenue	1,925.7	483.3	868.3

Interest and Debt Expense	140.2	163.3	207.9
Cost Related to Early Retirement of Debt	58.0	23.1	—
Other Expenses	40.1	17.8	14.5

Total Expenses	238.3	204.2	222.4

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	1,687.4	279.1	645.9
Income Tax Benefit	(20.6)	(20.3)	(55.2)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	1,708.0	299.4	701.1
Equity in Undistributed Earnings (Loss) of Subsidiaries	(1,028.7)	111.6	(187.5)

Net Income	$679.3	$411.0	$513.6

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(in millions of dollars)
CASH PROVIDED BY OPERATING ACTIVITIES	$946.0	$117.4	$767.3

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Securities	239.7	250.4	88.5
Proceeds from Maturities of Available-for-Sale Securities	15.8	5.1	2.5
Purchases of Available-for-Sale Securities	(15.1)	—	(405.8)
Net Sales (Purchases) of Short-term Investments	(287.6)	137.1	(26.0)
Cash Distributions to Subsidiaries	(288.5)	(340.6)	(5.1)
Surplus Note Redeemed by Subsidiary	—	150.0	—
Other, Net	(44.1)	(34.3)	(20.8)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(379.8)	167.7	(366.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Short-term Repayments to Subsidiaries	—	(42.9)	(80.1)
Net Short-term Debt Repayments	—	—	(227.0)
Long-term Debt Repayments	(717.5)	(700.0)	—
Issuance of Common Stock	307.8	580.0	18.1
Dividends Paid to Stockholders	(105.2)	(95.6)	(88.7)
Cost Related to Early Retirement of Debt	(33.3)	(15.6)	—
Other, Net	(14.0)	(12.1)	(21.2)

CASH USED BY FINANCING ACTIVITIES	(562.2)	(286.2)	(398.9)

INCREASE (DECREASE) IN CASH	$4.0	$(1.1)	$1.7

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and Subsidiaries.

Note 2 - Surplus Notes of Subsidiaries

Outstanding surplus debentures, due 2027, issued by an insurance subsidiary to Unum Group (Parent Company) totaled $100.0 million at December 31, 2007 and 2006. At December 31, 2005, Unum Group also held a $150.0 million surplus debenture which was redeemed at maturity in December 2006. Semi-annual interest payments are conditional upon approval by the insurance departments of the subsidiaries’ states of domicile. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent, 8.2 percent, and 8.4 percent in 2007, 2006, and 2005, respectively.

Note 3 - Debt

Short-term debt at December 31, 2007 consists of the 5.997% notes due in May 2008. There was no short-term debt outstanding at December 31, 2006.

Long-term debt consists of the following:

	December 31
	2007	2006
	(in millions of dollars)
Adjustable Conversion-Rate Equity Security Units @ 8.25% due 2009	$—	$300.0
Notes @ 7.25% due 2032, callable at or above par	—	150.0
Notes @ 7.375% due 2032, callable at or above par	39.5	250.0
Notes @ 6.75% due 2028, callable at or above par	166.4	250.0
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Notes @ 7.625% due 2011, callable at or above par	225.1	325.0
Notes @ 5.859% due 2009	150.0	—
Notes @ 5.997% due 2008	—	175.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	250.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0

Total	$1,269.5	$2,162.0

The 5.859% notes due 2009 and the junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $150.0 million in 2009, $225.1 million in 2011, and $894.4 million in 2018 and thereafter.

In November 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028. During December 2007, pursuant to a tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 3 - Debt - Continued

In June 2006, pursuant to a tender offer, we purchased and retired $50.0 million aggregate liquidation amount of our outstanding 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

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

In December 2007, we entered into $400.0 million 364 day unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility provides for interest rates based on either the prime rate or the London Interbank Offered Rate, as adjusted. At December 31, 2007 there were no amounts outstanding on the facility.

Unum Group has a shelf registration, which became effective in 2005, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts up to an aggregate of $1.0 billion. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs. At December 31, 2007, we had $1.0 billion remaining on our shelf registration.

Interest paid on short-term and long-term debt and related securities during 2007, 2006, and 2005 was $144.3 million, $172.2 million, and $210.4 million, respectively.

The cost related to early retirement of debt during 2007 and 2006 decreased income approximately $58.0 million and $23.1 million, respectively, before tax, or $37.7 million and $15.0 million, respectively, after tax.

Note 4 - Guarantees

In November 2005, UnumProvident Finance Company plc, a wholly owned subsidiary, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering. We fully and unconditionally guarantee these debentures. In June 2007 and December 2006, $34.5 million and $32.0 million of these debentures were redeemed by UnumProvident Finance Company plc, respectively.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 4 - Guarantees - Continued

In connection with the debt issuance, UnumProvident Finance Company plc entered into several foreign currency interest rate swaps and a foreign currency forward contract. We have guaranteed the counterparty will receive required periodic settlement payments and are required to post collateral in the event the contracts are in a net loss position. At December 31, 2007, the notional amount of the foreign currency interest rate swaps outstanding was $333.5 million, and the notional amount of the foreign currency forward contract was $216.3 million. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy and Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2007

Unum US	$1,642.5	$13,834.8	$133.7	$983.3
Unum UK	69.6	2,389.4	215.5	196.5
Colonial Life	669.8	1,290.8	22.6	144.9
Individual Disability - Closed Block	—	12,306.1	144.7	209.5
Other	—	6,006.9	6.6	445.5

Total	$2,381.9	$35,828.0	$523.1	$1,979.7

December 31, 2006

Unum US	$2,205.2	$12,864.8	$130.4	$1,237.7
Unum UK	165.1	2,289.5	216.3	206.1
Colonial Life	612.8	1,215.6	20.9	140.9
Individual Disability - Closed Block	—	12,309.4	144.7	213.3
Other	—	7,010.1	7.8	422.4

Total	$2,983.1	$35,689.4	$520.1	$2,220.4

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits	Amortization of Deferred Acquisition Costs	All Other Expenses (2)	Premiums Written (3)
	(in millions of dollars)
Year Ended December 31, 2007

Unum US	$5,014.0	$1,129.9	$4,246.4	$277.1	$1,190.5	$3,705.5
Unum UK	968.3	200.4	574.3	49.4	209.3	790.9
Colonial Life	907.2	99.9	437.8	153.9	170.5	766.6
Individual Disability - Closed Block	1,009.9	827.2	1,614.5	—	208.4	1,011.5
Other	1.7	108.4	115.2	—	5.9	0.9
Corporate	—	44.1	—	—	269.5	—

Total	$7,901.1	$2,409.9	$6,988.2	$480.4	$2,054.1

Year Ended December 31, 2006

Unum US	$5,196.0	$1,063.1	$4,752.1	$302.2	$1,217.6	$3,728.5
Unum UK	842.8	174.6	553.5	32.0	174.2	701.1
Colonial Life	842.1	93.6	441.4	144.4	152.3	713.4
Individual Disability - Closed Block	1,062.8	828.7	1,709.7	—	215.6	1,052.9
Other	4.5	113.2	120.5	—	6.6	2.1
Corporate	—	47.4	—	—	247.8	—

Total	$7,948.2	$2,320.6	$7,577.2	$478.6	$2,014.1

Year Ended December 31, 2005

Unum US	$5,229.0	$998.2	$4,419.3	$306.9	$1,221.9	$3,721.0
Unum UK	785.3	154.2	545.8	21.6	190.5	621.3
Colonial Life	787.0	96.0	433.2	134.7	151.4	674.2
Individual Disability - Closed Block	1,011.7	770.0	1,562.7	—	234.3	1,003.8
Other	2.6	120.5	122.2	0.5	6.4	5.5
Corporate	—	49.4	—	—	214.0	—

Total	$7,815.6	$2,188.3	$7,083.2	$463.7	$2,018.5

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, cost related to early retirement of debt, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

SCHEDULE IV—REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2007

Life Insurance in Force	$689,969.3	$84,861.2	$2,042.4	$607,150.5	0.3%

Premium Income:
Life Insurance	$1,919.2	$291.3	$12.6	$1,640.5	0.8%
Accident and Health Insurance	6,078.3	94.7	277.0	6,260.6	4.4%

Total	$7,997.5	$386.0	$289.6	$7,901.1	3.7%

Year Ended December 31, 2006

Life Insurance in Force	$770,946.0	$119,225.3	$2,123.8	$653,844.5	0.3%

Premium Income:
Life Insurance	$2,077.4	$329.0	$12.7	$1,761.1	0.7%
Accident and Health Insurance	6,005.2	129.7	311.6	6,187.1	5.0%

Total	$8,082.6	$458.7	$324.3	$7,948.2	4.1%

Year Ended December 31, 2005

Life Insurance in Force	$832,067.5	$148,036.9	$2,204.6	$686,235.2	0.3%

Premium Income:
Life Insurance	$2,130.6	$356.4	$12.7	$1,786.9	0.7%
Accident and Health Insurance	5,946.4	300.9	383.2	6,028.7	6.4%

Total	$8,077.0	$657.3	$395.9	$7,815.6	5.1%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2007

Mortgage loan loss reserve	$0.5	$—	$—	$0.5	$—
Real estate reserve	$7.6	$—	$—	$—	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$21.2	$1.2	$0.2	$5.7	$16.9

Year Ended December 31, 2006

Mortgage loan loss reserve	$—	$0.5	$—	$—	$0.5
Real estate reserve	$7.6	$—	$—	$—	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$34.8	$15.9	$2.9	$32.4	$21.2

Year Ended December 31, 2005

Real estate reserve	$9.3	$—	$—	$1.7	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$27.9	$20.7	$—	$13.8	$34.8

(1)	Additions charged to other accounts include amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loans at time of sale/foreclosure, and amounts deemed uncollectible.

INDEX TO EXHIBITS

With regard to applicable cross-references in this report, the Registrant’s Current, Quarterly, and Annual Reports dated on or after May 1, 2003 are filed with the Securities and Exchange Commission (SEC) under File No. 1-11294 and such reports dated prior to May 1, 2003 are filed with the SEC under File No. 1-11834, except as otherwise noted below. The Registrant’s Registration Statements have the file numbers noted wherever such statements are identified in this report.

(2.1)	Asset Purchase Agreement Between RBC Life Insurance Company and Provident Life and Accident Insurance Company (Provident) dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-K filed March 12, 2004).

(2.2)	Transition Services Agreement Between RBC Life Insurance Company and Provident and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 10-K filed March 12, 2004).

(3.1)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 7, 2007).

(3.2)	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed August 21, 2007).

(4.1)	Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on May 9, 2003).

(4.3)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on May 9, 2003).

(4.4)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.5)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.6)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed May 14, 2004).

(4.7)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed May 14, 2004).

(4.8)	Fifth Supplemental Indenture between the Registrant and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed May 14, 2004).

(4.9)	Purchase Contract Agreement between the Registrant and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed May 14, 2004).

(4.10)	Pledge Agreement between the Registrant and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed May 14, 2004).

Certain instruments defining the rights of holders of long-term debt securities of Unum Group and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Unum Group hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

(10.1)	Annual Management Incentive Compensation Plan (MICP), adopted by stockholders May 4, 1994, as amended by stockholders May 1, 1996 and May 7, 1997, as restated and amended by stockholders May 6, 1998, as amended by the Compensation Committee on February 8, 2001, and as amended by the Compensation Committee on February 15, 2002 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed March 28, 2002). Terminated effective December 31, 2002. *

(10.2)	Stock Option Plan, adopted by stockholders May 3, 1989, as amended by the Compensation Committee on January 10, 1990, and October 29, 1991 (incorporated by reference to Exhibit 10.6 of Provident Life and Accident Insurance Company of America’s Form 10-K for fiscal year ended December 31, 1991); and as amended by the Compensation Committee on March 17, 1992, and by the stockholders on May 6, 1992 (incorporated by reference to Provident Life and Accident Insurance Company of America’s Form 10-K filed for the fiscal year ended December 31, 1992). Terminated effective December 31, 1993. *

(10.3)	Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation (Capital’s) Registration Statement on Form S-1, Registration No. 33-17017). *

(10.4)	Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed January 27, 1993 on Form 8), and amended by the Board of Directors on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America’s Form 10-K filed for fiscal year ended December 31, 1993). Discontinued May 1998. *

(10.5)	Stock Plan of 1994, originally adopted by stockholders May 5, 1993, as amended by stockholders on May 1, 1996 and on May 7, 1997, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K filed March 28, 2001). *

(10.6)	Employee Stock Purchase Plan (of 1995) adopted by stockholders June 13, 1995, as amended by the Board of Directors on February 17, 2004 and approved by stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for fiscal year ended December 31, 2003). *

(10.7)	Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.’s Form 10-K for fiscal year ended December 31, 1996).

(10.8)	Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.’s Form 10-K for fiscal year ended December 31, 1996).

(10.9)	UnumProvident Stock Plan of 1999, adopted by stockholders May 6, 1998, as amended by stockholders on June 30, 1999, and as most recently amended by the Compensation Committee on February 17, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.10)	UnumProvident Non-Employee Director Compensation Plan of 1998, adopted by stockholders May 6, 1998, and as amended by the Compensation Committee on February 8, 2001 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for fiscal year ended December 31, 2000). Terminated effective December 31, 2002. *

(10.11)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.12)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for fiscal quarter ended September 30, 1999). *

(10.13)	Unum Corporation’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1995, File No. 1-9254). *

(10.14)	Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.15)	1990 Unum Corporation Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.16)	1996 Long Term Stock Incentive Plan as amended by the Compensation Committee February 8, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K filed March 28, 2001). Terminated effective March 28, 2003. *

(10.17)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to Unum Corporation’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.18)	Supplemental UnumProvident Pension Plan (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed March 28, 2001). *

(10.19)	Administrative Reinsurance Agreement between Provident and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to the Registrant’s Form 8-K filed March 2, 2001).

(10.20)	Provident Companies, Inc. Employee Stock Option Plan of 1998 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.21)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.22)	UnumProvident Corporation Broad Based Stock Plan of 2001 (incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.23)	UnumProvident Corporation Broad Based Stock Plan of 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K filed March 31, 2003). *

(10.24)	Amended and Restated Non-Employee Director Compensation Plan of 2004, as approved by the Board of Directors on February 18, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.25)	Management Incentive Compensation Plan of 2004 adopted by the Board of Directors on February 17, 2004 and approved by the stockholders on May 13, 2004 (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed March 12, 2004). *

(10.26)	Form of Restricted Stock Award Agreement for awards under the Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 24, 2005). *

(10.27)	Amended and Restated Senior Executive Retirement Plan of UnumProvident Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 17, 2005). *

(10.28)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 3, 2005).

(10.29)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 3, 2005).

(10.30)	Amendment to Employment Agreement between the Registrant and F. Dean Copeland dated November 17, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed November 21, 2005). *

(10.31)	Amended and Restated Employment Agreement between the Registrant and Thomas R. Watjen dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 21, 2005). *

(10.32)	Unum Group Stock Incentive Plan of 2007. *

(10.33)	Form of Restricted Stock Agreement with Employee for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2007). *

(10.34)	Form of Restricted Stock Unit Agreement with Employee for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed August 7, 2007). *

(10.35)	Form of Performance-Based Restricted Stock Agreement for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 7, 2007). *

(10.36)	Form of Performance-Based Restricted Stock Unit Agreement for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed November 5, 2007). *

(10.37)	Form of Restricted Stock Agreement with Director for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed August 7, 2007). *

(10.38)	Form of Restricted Stock Unit Agreement with Director for awards under the Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed August 7, 2007). *

(10.39)	Aircraft Time-Sharing Agreement dated December 4, 2007, by and between Thomas R. Watjen and Unum Group (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 6, 2007). *

(10.40)	Credit Agreement dated as of December 13, 2007, among the Registrant, the lenders named therein, Deutsche Bank AG New York Branch and SunTrust Bank, as documentation agents, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, issuing lender and swingline lender.

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics for CEO and Financial Executives of UnumProvident Corporation (incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K filed March 12, 2004).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.