Form 10-Q
period 2008-03-31
Unum Group
filed 2008-05-02
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

346,350,504 shares of the registrant’s common stock were outstanding as of April 30, 2008.

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

•	The level and results of litigation may not be favorable to the Company and may adversely affect our business and the Company’s results of operations in a period.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,760.6; $34,628.1)	$35,327.2	$35,814.7
Mortgage Loans	1,087.9	1,068.9
Real Estate	18.7	18.2
Policy Loans	2,622.1	2,617.7
Other Long-term Investments	196.9	213.9
Short-term Investments	1,395.3	1,486.8

Total Investments	40,648.1	41,220.2

Other Assets
Cash and Bank Deposits	84.8	199.1
Accounts and Premiums Receivable	1,953.7	1,914.7
Reinsurance Recoverable	5,143.8	5,160.0
Accrued Investment Income	606.9	592.3
Deferred Acquisition Costs	2,397.5	2,381.9
Goodwill	204.3	204.3
Property and Equipment	396.9	393.7
Other Assets	614.5	615.5
Separate Account Assets	18.7	20.2

Total Assets	$52,069.2	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,940.2	$1,979.7
Reserves for Future Policy and Contract Benefits	35,793.0	35,828.0
Unearned Premiums	543.7	523.1
Other Policyholders’ Funds	1,799.9	1,821.2
Income Tax Payable	172.8	148.6
Deferred Income Tax	169.7	251.7
Short-term Debt	175.0	175.0
Long-term Debt	2,497.7	2,515.2
Other Liabilities	1,320.1	1,399.3
Separate Account Liabilities	18.7	20.2

Total Liabilities	44,430.8	44,662.0

Commitments and Contingent Liabilities - Note 8

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,726,764 and 362,844,570 shares	36.3	36.3
Additional Paid-in Capital	2,522.8	2,516.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities	128.3	356.1
Net Gain on Cash Flow Hedges	215.5	182.5
Foreign Currency Translation Adjustment	122.5	123.4
Unrecognized Pension and Postretirement Benefit Costs	(196.6)	(198.5)
Retained Earnings	5,213.8	5,077.4
Treasury Stock - at cost: 16,433,578 and 1,951,095 shares	(404.2)	(54.2)

Total Stockholders’ Equity	7,638.4	8,039.9

Total Liabilities and Stockholders’ Equity	$52,069.2	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2008	2007
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,950.5	$1,944.0
Net Investment Income	591.4	589.5
Net Realized Investment Loss	(68.5)	(3.7)
Other Income	67.2	70.8

Total Revenue	2,540.6	2,600.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,656.9	1,729.3
Commissions	218.9	213.0
Interest and Debt Expense	43.9	45.9
Cost Related to Early Retirement of Debt	—	2.4
Deferral of Acquisition Costs	(145.6)	(138.1)
Amortization of Deferred Acquisition Costs	130.0	116.6
Compensation Expense	185.9	173.3
Other Expenses	205.9	198.3

Total Benefits and Expenses	2,295.9	2,340.7

Income from Continuing Operations Before Income Tax	244.7	259.9

Income Tax
Current	57.0	39.2
Deferred	24.6	49.3

Total Income Tax	81.6	88.5

Income from Continuing Operations	163.1	171.4

Discontinued Operations - Note 3
Income Before Income Tax	—	17.8
Income Tax	—	10.9

Income from Discontinued Operations	—	6.9

Net Income	$163.1	$178.3

Earnings Per Common Share
Basic
Income from Continuing Operations	$0.47	$0.50
Net Income	$0.47	$0.52
Assuming Dilution
Income from Continuing Operations	$0.46	$0.49
Net Income	$0.46	$0.51

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.3	$34.4
Common Stock Activity	—	0.1

Balance at End of Period	36.3	34.5

Additional Paid-in Capital
Balance at Beginning of Year	2,516.9	2,200.0
Common Stock Activity	5.9	(3.4)

Balance at End of Period	2,522.8	2,196.6

Accumulated Other Comprehensive Income
Balance at Beginning of Year	463.5	612.8
Change During Period	(193.8)	(69.1)

Balance at End of Period	269.7	543.7

Retained Earnings
Balance at Beginning of Year	5,077.4	4,925.8
Net Income	163.1	178.3
Dividends to Stockholders ($0.075 per common share)	(26.7)	(25.6)
Cumulative Effect of Accounting Principle Changes - Note 2	—	(422.5)

Balance at End of Period	5,213.8	4,656.0

Treasury Stock
Balance at Beginning of Year	(54.2)	(54.2)
Purchases of Treasury Stock	(350.0)	—

Balance at End of Period	(404.2)	(54.2)

Total Stockholders' Equity at End of Period	$7,638.4	$7,376.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$163.1	$178.3
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	(3.9)	(0.6)
Change in Deferred Acquisition Costs	(15.6)	(21.5)
Change in Insurance Reserves and Liabilities	190.6	199.8
Change in Income Tax Liabilities	49.5	49.2
Change in Other Accrued Liabilities	(116.8)	(47.6)
Non-cash Adjustments to Net Investment Income	(81.2)	(105.4)
Net Realized Investment Loss	68.5	3.7
Depreciation	16.2	16.9
Other, Net	4.0	7.4

Net Cash Provided by Operating Activities	274.4	280.2

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	478.8	738.8
Proceeds from Maturities of Available-for-Sale Securities	161.5	244.9
Proceeds from Sales and Maturities of Other Investments	99.6	61.9
Purchase of Available-for-Sale Securities	(748.2)	(1,126.0)
Purchase of Other Investments	(52.9)	(99.7)
Net Sales of Short-term Investments	91.5	28.0
Disposition of Business	—	98.8
Other, Net	(18.5)	(23.9)

Net Cash Provided (Used) by Investing Activities	11.8	(77.2)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(7.4)	(4.0)
Long-term Debt Repayments	(17.5)	(160.0)
Issuance of Common Stock	0.9	2.4
Dividends Paid to Stockholders	(26.7)	(25.6)
Purchases of Treasury Stock	(350.0)	—
Other, Net	0.2	(1.7)

Net Cash Used by Financing Activities	(400.5)	(188.9)

Effect of Foreign Exchange Rate Changes on Cash	—	0.1

Net Increase (Decrease) in Cash and Bank Deposits	(114.3)	14.2

Cash and Bank Deposits at Beginning of Year	199.1	121.3

Cash and Bank Deposits at End of Period	$84.8	$135.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Net Income	$163.1	$178.3

Other Comprehensive Loss
Change in Net Unrealized Gain on Securities Before
Reclassification Adjustment (net of tax benefit of $209.7; $23.4)	(403.8)	(49.0)
Reclassification Adjustment for Net Realized
Investment Gain (net of tax expense (benefit) of $0.9; $(0.7))	1.6	(1.3)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $16.8; $(7.5))	33.0	(13.7)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $84.7; $0.9)	174.4	5.8
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.2; $0.2)	(0.9)	5.7
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $0.9; $(9.0))	1.9	(16.6)

Total Other Comprehensive Loss	(193.8)	(69.1)

Comprehensive Income (Loss)	$(30.7)	$109.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

March 31, 2008

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

In March 2007, we closed the sale of our wholly-owned subsidiary GENEX Services, Inc. (GENEX). The financial results of GENEX are reported as discontinued operations in the consolidated financial statements. Except where noted, the information presented in the notes to the consolidated financial statements excludes GENEX. See Note 3 for further discussion.

Freestanding derivatives with positive fair values are reported on our consolidated balance sheets at fair value as assets within other long-term investments, and those with negative fair values are carried as liabilities within other liabilities. Embedded derivatives, excluding those associated with modified coinsurance arrangements, are reported on the consolidated balance sheets at fair value with the host contract. The embedded derivatives associated with modified coinsurance contracts are reported at fair value as either other long-term investments or other liabilities in the consolidated balance sheets. We previously reported our freestanding derivatives and our embedded derivatives related to reinsurance contracts on a net basis within fixed maturity securities. We have increased fixed maturity securities, other long-term investments, and other liabilities $160.0 million, $109.2 million, and $269.2 million, respectively, at December 31, 2007 to conform to the current year presentation.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Note 2 - Accounting Pronouncements

Accounting Pronouncements Adopted:

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

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

March 31, 2008

Note 2 - Accounting Pronouncements - Continued

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. Unlike SFAS 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying the provisions of FIN 48 increased our 2007 opening balance of retained earnings $22.7 million.

Effective January 1, 2007, we adopted the provisions of Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 (SFAS 133) and 140. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The adoption of SFAS 155 did not have a material effect on our financial position or results of operations.

Accounting Pronouncement Outstanding:

Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, was issued in March 2008. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 will not have a material effect on our financial position or results of operations.

Note 3 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale, which is included in income from discontinued operations in our statements of income.

Selected results for GENEX for the three months ended March 31, 2007 are as follows (in millions of dollars, except share data):

Total Revenue	$47.2

Income Per Common Share
Basic	$0.02
Assuming Dilution	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 4 - Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS 157, which are intended to increase consistency and comparability among fair value estimates used in financial reporting. SFAS 157 does not require any new fair value measurements. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosure about the use of fair value measurements, with particular emphasis on the inputs used to measure fair value. The disclosures required by SFAS 157 are intended to provide users of the financial statements the ability to assess the reliability of an entity’s fair value measurements. The adoption of SFAS 157 did not materially change the approach or methods we utilize for determining fair value measurements or the fair values derived under those methods.

Definition of Fair Value

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. The exit price objective applies regardless of a reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

Valuation Techniques

Valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

1.	The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables or matrix pricing. Market multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

2.	The income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. Income approach techniques rely on current market expectations of future amounts. Examples of income approach valuation techniques include present value techniques, option-pricing models that incorporate present value techniques, and the multi-period excess earnings method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 4 - Fair Value Measurements - Continued

3.	The cost approach is based upon the amount that currently would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

We use valuation techniques that are appropriate in the circumstances and for which sufficient data are available. In some cases, a single valuation technique will be appropriate (for example, when valuing an asset or liability using quoted prices in an active market for identical assets or liabilities). In other cases, multiple valuation techniques will be appropriate. If we use multiple valuation techniques to measure fair value, we evaluate and weigh the results, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The selection of the valuation method(s) to apply considers the definition of an exit price and considers the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use the market approach, and to a lesser extent, the income approach. During the quarter ended March 31, 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007.

Inputs to Valuation Techniques

Inputs refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.

Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. We review these prices to ensure they include references to a variety of observable inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid. On selected securities where there is not an indicated price, some of these inputs may be used to determine a price using a pricing matrix, or we may use a comparable security. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 4 - Fair Value Measurements - Continued

Inputs that may be used include the following:

•	Benchmark yields (Treasury and swap curves)

•	Transactional data for new issuance and secondary trades

•	Broker/dealer quotes and pricing

•	Security cash flows and structures

•	Recent issuance/supply

•	Sector and issuer level spreads

•	Credit ratings/maturity/weighted average life/seasoning/capital structure

•	Security optionality

•	Corporate actions

•	Underlying collateral

•	Prepayment speeds/loan performance/delinquencies

•	Public covenants

•	Comparative bond analysis

•	Derivative spreads

•	Third-party pricing sources

The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources. These adjustments may be made when, in our judgment, certain features of the financial instrument, such as its complexity or the market in which the financial instrument is traded (such as counterparty, credit, concentration, or liquidity), require that an adjustment be made to the value originally obtained from our pricing sources. Additionally, an adjustment from the price derived from a model typically reflects our judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

Certain of our investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 4 - Fair Value Measurements - Continued

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, and derivative financial instruments is as follows:

	March 31, 2008
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed Maturity Securities	$4,144.6	$30,775.0	$407.6	$35,327.2
Other Long-term Investments
Equity Securities	—	0.4	1.6	2.0
Derivative Financial Instruments	—	100.2	—	100.2

Liabilities
Other Liabilities
Derivative Financial Instruments	$—	$163.1	$132.9	$296.0

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period are as follows:

	Fixed Maturity Securities	Equity Securities	Net Derivative Financial Instruments	Total
	(in millions of dollars)
Balance at January 1, 2008	$421.0	$1.5	$(68.8)	$353.7

Total Realized and Unrealized Gains (Losses)
Included in Earnings	—	—	(64.1)	(64.1)
Included in Other Comprehensive Income	(3.3)	0.1	—	(3.2)

Net Purchases and Sales	(10.1)	—	—	(10.1)

Net Transfer In (Out) of Level 3	—	—	—	—

Balance at March 31, 2008	$407.6	$1.6	$(132.9)	$276.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 4 - Fair Value Measurements - Continued

Realized and unrealized investment gains and losses presented in the preceding table represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The amount of loss for the three months ended March 31, 2008 which is included in earnings and is attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at March 31, 2008 was $64.1 million and relates entirely to the change in fair value of embedded derivatives associated with modified coinsurance arrangements. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income. Unrealized investment gains and losses are reported in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 5 - Segment Information

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$459.4	$471.4
Group Short-term Disability	109.0	118.7
Group Life and Accidental Death & Dismemberment
Group Life	261.4	280.8
Accidental Death & Dismemberment	31.0	32.4
Supplemental and Voluntary
Individual Disability - Recently Issued	118.2	113.7
Long-term Care	141.3	128.7
Voluntary Benefits	110.1	99.2

	1,230.4	1,244.9

Unum UK
Group Long-term Disability	185.0	174.6
Group Life	45.5	38.7
Individual Disability	10.1	9.0

	240.6	222.3

Colonial Life
Accident, Sickness, and Disability	149.5	139.7
Life	38.5	35.6
Cancer and Critical Illness	52.4	48.1

	240.4	223.4

Individual Disability - Closed Block	238.4	252.3

Other	0.7	1.1

Total	$1,950.5	$1,944.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 5 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2008

Total Premium Income	$1,230.4	$240.6	$240.4	$238.4	$0.7	$—	$1,950.5
Net Investment Income	279.1	45.3	25.9	190.7	25.9	24.5	591.4
Other Income	32.6	0.2	0.1	24.1	8.0	2.2	67.2

Operating Revenue	$1,542.1	$286.1	$266.4	$453.2	$34.6	$26.7	$2,609.1

Operating Income (Loss)	$162.7	$87.1	$67.4	$13.7	$3.9	$(21.6)	$313.2

Three Months Ended March 31, 2007

Total Premium Income	$1,244.9	$222.3	$223.4	$252.3	$1.1	$—	$1,944.0
Net Investment Income	276.9	45.8	24.4	204.6	28.1	9.7	589.5
Other Income	34.7	1.7	0.3	25.3	8.2	0.6	70.8

Operating Revenue	$1,556.5	$269.8	$248.1	$482.2	$37.4	$10.3	$2,604.3

Operating Income (Loss)	$142.4	$75.1	$59.6	$22.5	$3.6	$(39.6)	$263.6

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

						Three Months Ended March 31
						2008	2007
						(in millions of dollars)
Operating Revenue by Segment						$2,609.1	$2,604.3
Net Realized Investment Loss						(68.5)	(3.7)

Revenue						$2,540.6	$2,600.6

Operating Income by Segment						$313.2	$263.6
Net Realized Investment Loss						(68.5)	(3.7)
Income Tax						81.6	88.5
Income from Discontinued Operations						—	6.9

Net Income						$163.1	$178.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 5 - Segment Information - Continued

Assets by segment are as follows:

	March 31 2008	December 31 2007
	(in millions of dollars)
Unum US	$21,142.0	$21,134.1
Unum UK	4,039.4	4,016.5
Colonial Life	2,553.2	2,518.5
Individual Disability - Closed Block	14,906.8	15,244.4
Other	7,851.9	7,900.0
Corporate	1,575.9	1,888.4

Total	$52,069.2	$52,701.9

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees for the three months ended March 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
Service Cost	$7.2	$8.3	$2.1	$2.3	$0.8	$0.9
Interest Cost	14.5	13.5	2.9	2.5	2.9	2.7
Expected Return on Plan Assets	(14.9)	(14.6)	(3.2)	(3.1)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	3.5	4.6	0.7	0.7	—	—
Prior Service Credit	(0.6)	(0.8)	—	—	(0.8)	(0.9)
Curtailment	—	0.2	—	—	—	—

Net Periodic Benefit Cost	$9.7	$11.2	$2.5	$2.4	$2.7	$2.5

As a result of the sale of GENEX, we froze the pension plan benefits for the employees of GENEX during the first quarter of 2007, which resulted in the recognition of a curtailment loss of $0.2 million. The curtailment loss was comprised of a $0.6 million increase in our pension liability related to a termination benefit and a $0.4 million recognition of unamortized prior service credits. As of the date of the curtailment, we remeasured our U.S. pension plan obligation. As a result of the remeasurement, our pension plan liability increased $35.6 million. The net effect of the curtailment and remeasurement was an increase in our pension plan liability of $29.0 million, a decrease in deferred income tax of $10.1 million, a decrease in income from discontinued operations of $0.2 million, and a decrease in accumulated other comprehensive income of $18.7 million.

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2008; however, we elected to make voluntary contributions of $55.0 million during the first quarter of 2008. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $2.6 million for the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2008	2007
	(in millions of dollars, except share data)
Numerator
Net Income	$163.1	$178.3

Denominator (000s)
Weighted Average Common Shares - Basic	350,719.6	341,208.0
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	—	3,787.1
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	746.2	1,385.2

Weighted Average Common Shares - Assuming Dilution	351,465.8	346,380.3

Net Income Per Common Share
Basic	$0.47	$0.52
Assuming Dilution	$0.46	$0.51

We use the treasury stock method to account for the effect of the purchase contract element of the adjustable conversion-rate equity security units (units), outstanding stock options, and nonvested stock awards on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group’s common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units, the exercise price of the stock options, or the grant price of the nonvested stock awards.

The purchase contract element of the units had a threshold appreciation price of $16.95 per share, the outstanding stock options have exercise prices ranging from $12.23 to $58.56, and the nonvested stock awards have grant prices ranging from $19.18 to $27.18.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 8.1 million and 6.7 million shares of common stock for the three month periods ended March 31, 2008 and 2007, respectively.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 7 - Stockholders’ Equity and Earnings Per Common Share - Continued

During 2007 our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. These shares are reflected as treasury stock in our consolidated balance sheet. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our common stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract, the price adjustment will be calculated based on the volume weighted average price of our common stock during the term of the agreement, less a discount. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of our common stock. We expect the price adjustment on the remaining 9.8 million shares to settle on or before the completion of the agreement in May 2008.

Note 8 - Commitments and Contingent Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

Plan Beneficiary Class Actions

During the first quarter of 2007, we executed a settlement agreement resolving the plan beneficiary class action, or 401(k) Retirement Plan case, entitled Gee v. UnumProvident Corporation, et al. The settlement agreement, the net cost of which is immaterial, was approved by the court in December 2007, and the court’s judgment approving the settlement has now become final. The order and final judgment dismissing this case with prejudice was entered on January 25, 2008.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provided for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements were to remain in place until the later of January 1, 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

or the completion of an examination of claims handling practices and an examination of the reassessment process, both of which were to be conducted by the lead state regulators. The settlement agreements also provided for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries, in the aggregate, in the event that we failed to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements subsequently agreed to extend the reassessment process until December 31, 2007.

We have now completed the claims reassessment process, as required by the regulatory settlement agreements. The lead regulators conducted a final examination and presented their findings to our board of directors and management on April 14, 2008. The report of the multistate market conduct examination for the Maine Bureau of Insurance, Massachusetts Division of Insurance, New York State Insurance Department, Tennessee Department of Commerce and Insurance, and other participating jurisdictions as well as the report of the California Department of Insurance market conduct examination both provided that we satisfactorily complied with each of the agreements’ mandates and that no fines will be assessed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

On April 25, 2008, we agreed to pay $250,000 to settle the San Diego District Attorney’s investigation of our broker compensation practices. The settlement does not require any changes to our current business practices in this area which were improved during 2006, when we implemented a simpler compensation program and expanded our disclosure of broker compensation programs. We have cooperated fully with all investigations and will continue to do so. However, due to a prolonged period of inactivity, we consider the remaining state investigations dormant.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007. On June 21, 2007, defendants filed a motion to dismiss and for summary judgment on all counts. On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts was granted on January 14, 2008. All pending state law claims were dismissed without prejudice. Plaintiffs have filed a notice of appeal.

We are a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those made in the multidistrict litigation referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. Plaintiffs’ motion to remand the case to the state court in Florida was dismissed without prejudice along with other pending motions in the MDL.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under group life insurance policies when we paid certain life insurance proceeds by establishing interest-bearing Retained Asset Accounts rather than checks. On February 4, 2008, the court granted the Company’s motion to dismiss all claims. Plaintiffs have appealed that decision to the 1st Circuit Court of Appeals.

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

Note 9 - Other

During the first three months of 2008, we made principal payments of $15.0 million and $2.5 million on our senior secured non-recourse variable rate notes which were issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

There were no material changes in unrecognized tax benefits during the first quarter of 2008, and we do not expect a significant change in our existing liability for unrecognized tax benefits during the next 12 months.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2008, and the related consolidated statements of income and comprehensive income (loss) for the three-month periods ended March 31, 2008 and 2007, and the consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for the year then ended not presented herein, and in our report dated February 21, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

April 30, 2008

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

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2007.

Executive Summary

During 2008, we intend to continue our focus on a number of key areas. Objectives for 2008 include:

•	Consistent execution of our operating plans. We will continue our emphasis on disciplined, profitable growth.

•

Continued innovation throughout our businesses. Within Unum US, we plan to more broadly launch Simply Unum in the small to mid sized employer marketplace. We also plan to capitalize on the introduction of a number of health related products for Colonial Life, as well as the launch of a pilot voluntary benefits program in our Unum UK business.

•	Leveraging of our leadership positions and marketplace reputation. We will seek to build on the momentum of 2007 with increased brand and product awareness.

•

Execution of our capital management strategy. We formalized our capital management strategy during 2007 and established several financial thresholds and targets that will guide our capital decisions during 2008 and beyond.

•	Professional development of our employees. We have an increased focus on training and development as well as talent management and building bench strength throughout our Company.

We are confident in our business outlook and believe that our product diversification across sectors and locations, our mix of business, our disciplined underwriting, pricing, claims, and expense management, our investment portfolio, and our capital management strategy will somewhat mitigate the potential impact of an economic slowdown on our operating results.

Operating Performance

Unum US reported a 14.3 percent increase in segment operating income for the first quarter of 2008 compared to the prior year first quarter, with increases in each of our three major lines of business within the segment. The group disability benefit ratio was 91.0 percent for the first quarter of 2008, consistent with our goal of continual profit margin improvement for this line of business. Unum US sales increased 29.0 percent over the comparable quarter of 2007. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had a sales increase of 36.5 percent over the first quarter of 2007, and the number of new accounts increased 30.4 percent over the prior year. Our supplemental and voluntary sales increased 30.7 percent over the first quarter of 2007. Sales in the group large case market segment increased 12.4 percent compared to the prior year. During the third quarter of 2007, we introduced Simply Unum, an integrated platform of products and online services that we believe will transform the benefits marketplace through innovative solutions for our group core market segment and our voluntary market. The initial market rollout in 2007 was limited to four pilot sales offices. We are introducing Simply Unum in another 18 sales offices during the second quarter of 2008. We will complete the rollout to the remaining eight sales offices as state approvals are received. We are also in the process of developing additional products and services.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 14.6 percent for the first quarter of 2008, as measured in Unum UK’s local currency, compared to the comparable period of 2007. Overall sales in Unum UK decreased 11.3 percent over the first quarter of 2007. Unum UK reported £2.7 million of additional sales during the first quarter of 2007 related to the change in age equality legislation, compared to approximately £0.5 million of those types of sales in the first quarter of 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 12.7 percent in the first quarter of 2008 as compared to the first quarter of 2007, with sales in the core market segment, which we define for Unum UK as employee groups with less than 500 lives, driving the increase. The U.K. market remains highly competitive. During the first quarter of 2008, Unum UK continued work on the development of a voluntary benefits offering to meet the benefit needs of the changing U.K. marketplace.

Our Colonial Life segment reported an increase in segment operating income of 13.1 percent compared to the prior year first quarter. Colonial Life’s sales increased slightly in the first quarter of 2008 relative to last year’s first quarter. Sales in the public sector market for local governments and in the commercial market segment for employee groups with less than 100 lives increased 7.5 percent. The number of new accounts increased over the prior year first quarter, although the average new case size was smaller than the prior year. During the latter part of 2007, we introduced a new hospital confinement indemnity insurance plan product and a group limited benefit medical plan product and in the first quarter of 2008, introduced the new Colonial Life brand. We are pleased with the marketplace reception for our new Colonial Life brand and these new product offerings. Colonial Life continues to expand its enrollment capabilities and its product offerings.

Our investment portfolio continues to perform well, with net investment income of $591.4 million, slightly higher than the first quarter of 2007. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio and to “Alt-A” loans.

Strategic and Capital Initiatives

The first priority of our capital management strategy is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our

Company for improvements in its credit ratings. We have several financial targets which guide our capital management decisions including:

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

At the end of the first quarter of 2008, all of our financial measurements for capital management continue to compare favorably to our target levels. In addition, we have completed $350.0 million of our authorized share repurchase program. We expect to repay our short-term debt of $175.0 million in May 2008, which will further reduce our leverage ratio.

See “Liquidity and Capital Resources” contained herein for further detail.

Outstanding Legal and Regulatory Issues

During 2007, we completed the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. The lead regulators conducted a final examination and presented their findings to our board of directors and management on April 14, 2008. The report of the multistate market conduct examination for the Maine Bureau of Insurance, Massachusetts Division of Insurance, New York State Insurance Department, Tennessee Department of Commerce and Insurance, and other participating jurisdictions as well as the report of the California Department of Insurance market conduct examination both provided that we satisfactorily complied with each of the agreements’ mandates and that no fines will be assessed. We continue to work closely with our regulators and also continue to work toward resolution of other outstanding legal and regulatory issues.

First Quarter 2008 Significant Transactions and Events

Financing

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of our common stock. We expect the price adjustment on the remaining 9.8 million shares to settle on or before the completion of the agreement in May 2008.

During the first quarter of 2008, we made principal payments of $15.0 million and $2.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively.

Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, was issued in March 2008. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 will not have a material effect on our financial position or results of operations.

First Quarter 2007 Significant Transactions and Events

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

During the first quarter of 2007, we made a principal payment of $10.0 million on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, DAC, valuation of fixed maturity investment securities, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first quarter of 2008.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Revenue
Premium Income	$1,950.5	0.3%	$1,944.0
Net Investment Income	591.4	0.3	589.5
Net Realized Investment Loss	(68.5)	N.M.	(3.7)
Other Income	67.2	(5.1)	70.8

Total	2,540.6	(2.3)	2,600.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,656.9	(4.2)	1,729.3
Commissions	218.9	2.8	213.0
Interest and Debt Expense	43.9	(4.4)	45.9
Cost Related to Early Retirement of Debt	—	(100.0)	2.4
Deferral of Acquisition Costs	(145.6)	5.4	(138.1)
Amortization of Deferred Acquisition Costs	130.0	11.5	116.6
Compensation Expense	185.9	7.3	173.3
Other Expenses	205.9	3.8	198.3

Total	2,295.9	(1.9)	2,340.7

Income from Continuing Operations Before Income Tax	244.7	(5.8)	259.9
Income Tax	81.6	(7.8)	88.5

Income from Continuing Operations	163.1	(4.8)	171.4

Income from Discontinued Operations	—	(100.0)	6.9

Net Income	$163.1	(8.5)	$178.3

N.M. = not a meaningful percentage

Consolidated premium income for the first quarter of 2008 includes premium growth, relative to the prior year first quarter, for Unum US supplemental and voluntary lines of business, Unum UK, and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced a decline in premium income during the first quarter of 2008 compared to the first quarter of 2007, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. However, both premium and case persistency for these lines of business improved in the first quarter of 2008 relative to the first quarter of 2007, indicating that persistency for these product lines has begun to stabilize as expected. Premium income in the Individual Disability – Closed Block segment decreased in the first quarter of 2008 relative to the first quarter of 2007, as expected in this closed block of business.

Net investment income was slightly higher in the first quarter of 2008 than the first quarter of 2007 due primarily to growth in the level of invested assets. Partially offsetting this increase was a decrease in bond call premiums.

We reported a net realized investment loss of $68.5 million in the first quarter of 2008 compared to a loss of $3.7 million in the first quarter of 2007. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During the first quarter of 2008, changes in the fair value of the embedded derivatives associated with modified coinsurance arrangements resulted in a realized loss of $64.1 million, which resulted primarily from a continued widening of credit spreads in the overall investment market, compared to a loss of $3.4 million in the first quarter of 2007. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 84.9 percent in the first quarter of 2008 compared to 89.0 percent in the first quarter of 2007, with improved risk results in each of our segments and in each of the major lines of business within the segments. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is $2.0 million less than the first quarter of 2007 due to lower rates of interest on our outstanding debt during the first quarter of 2008 relative to last year’s first quarter, primarily as a result of the replacement of older fixed rate debt with non-recourse floating rate debt.

The amortization of deferred acquisition costs was higher in the first quarter of 2008 relative to the prior year first quarter due primarily to continued growth in certain of our product lines and also due to an increase in the amortization related to Unum US internal replacement transactions that result in a policy that is substantially changed as well as slightly elevated persistency in certain policy issue years.

Our expense ratio increased in the first quarter of 2008 in comparison to the first quarter of 2007 due primarily to our investment in brand and product promotion and an increase in product and service development costs in our core lines of business. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Unum US
Fully Insured Products	$173.7	28.8%	$134.9
Administrative Services Only (ASO) Products	1.2	71.4	0.7

Total Unum US	174.9	29.0	135.6

Unum UK	18.7	(10.1)	20.8

Colonial Life	67.7	0.1	67.6

Individual Disability - Closed Block	0.5	(44.4)	0.9

Consolidated	$261.8	16.4	$224.9

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2008	2007
Operating Revenue by Segment	$2,609.1	$2,604.3
Net Realized Investment Loss	(68.5)	(3.7)

Revenue	$2,540.6	$2,600.6

Operating Income by Segment	$313.2	$263.6
Net Realized Investment Loss	(68.5)	(3.7)
Income Tax	81.6	88.5
Income from Discontinued Operations	—	6.9

Net Income	$163.1	$178.3

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

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income	$1,230.4	(1.2)%	$1,244.9
Net Investment Income	279.1	0.8	276.9
Other Income	32.6	(6.1)	34.7

Total	1,542.1	(0.9)	1,556.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	989.9	(5.4)	1,046.0
Commissions	132.2	2.1	129.5
Deferral of Acquisition Costs	(81.1)	6.0	(76.5)
Amortization of Deferred Acquisition Costs	81.7	23.0	66.4
Other Expenses	256.7	3.2	248.7

Total	1,379.4	(2.5)	1,414.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$162.7	14.3	$142.4

Unum US Sales

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Fully Insured Products
Group Long-term Disability	$36.1	41.6%	$25.5
Group Short-term Disability	13.4	(11.8)	15.2
Group Life	27.1	34.8	20.1
Accidental Death & Dismemberment	2.9	45.0	2.0
Individual Disability - Recently Issued	16.5	13.8	14.5
Group Long-term Care	8.8	44.3	6.1
Individual Long-term Care	2.7	28.6	2.1
Voluntary Benefits	66.2	34.0	49.4

Total Fully Insured Products	173.7	28.8	134.9

Administrative Services Only (ASO) Products	1.2	71.4	0.7

Total Sales	$174.9	29.0	$135.6

Sales for Unum US increased 29.0 percent in the first quarter of 2008 relative to the first quarter of 2007, with increases in all product lines except group short-term disability. We had a sales mix of approximately 61 percent core market and 39 percent large case market, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Sales for our group core market segment increased 36.5 percent over the prior year first quarter, and sales in the large case segment increased 12.4 percent. All of our group products reported sales increases other than short-term disability, which experienced sales volatility in its large case market segment.

Sales for our individual disability line of business increased over the prior year first quarter, with sales of the multi-life product up approximately 20 percent relative to last year’s first quarter. Long-term care sales increased over the prior year first quarter, with growth in both group and individual long-term care. Our voluntary benefits sales increased in the first quarter of 2008 relative to the prior year first quarter, with increases reported for both the core and large case market segments.

We anticipate that sales for our group core market segment and our voluntary products will continue to increase during the remainder of 2008, aided in part by the introduction of Simply Unum in additional sales offices during the second quarter of 2008.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$459.4	(2.5)%	$471.4
Group Short-term Disability	109.0	(8.2)	118.7

Total Premium Income	568.4	(3.7)	590.1
Net Investment Income	154.0	(0.8)	155.3
Other Income	24.4	(1.2)	24.7

Total	746.8	(3.0)	770.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	517.4	(6.1)	551.1
Commissions	42.8	(5.7)	45.4
Deferral of Acquisition Costs	(14.4)	(7.1)	(15.5)
Amortization of Deferred Acquisition Costs	19.4	16.9	16.6
Other Expenses	143.0	(0.6)	143.8

Total	708.2	(4.5)	741.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$38.6	34.5	$28.7

Operating Ratios (% of Premium Income):
Benefit Ratio	91.0%		93.4%
Other Expense Ratio	25.2%		24.4%
Before-tax Operating Income (Loss) Ratio	6.8%		4.9%

Premium Persistency:
Group Long-term Disability	87.6%		84.6%
Group Short-term Disability	82.4%		75.1%

Case Persistency:
Group Long-term Disability	88.8%		87.6%
Group Short-term Disability	87.3%		85.8%

Premium income for group disability decreased in the first quarter of 2008 relative to the prior year first quarter, as expected, due primarily to our pricing, renewal, and risk selection strategy. However, premium persistency and case persistency both improved over the prior year first quarter in both the core and large case markets, indicating that persistency for these lines is beginning to stabilize as expected. Net investment income decreased in the first quarter of 2008 in comparison to the prior year first quarter due primarily to the investment of new cash at lower rates than that of the portfolio yield as a result of the lower interest rate environment, partially offset by an increase in the level of assets supporting these lines of business. Other income includes ASO fees of $16.2 million and $16.0 million for the first quarter of 2008 and 2007, respectively.

The benefit ratio for the first quarter of 2008 was lower than the benefit ratio for the first quarter of 2007 due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Claim incidence rates are consistent with the first quarter of last year, with no unusual trends noted by sector or by case size.

The deferral of acquisition costs decreased in the first quarter of 2008 due to a slight decline in acquisition related expenses relative to the level of expenses in the first quarter of 2007. Amortization was higher in the first quarter of 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in the first quarter of 2008 compared to the prior year first quarter due to the decline in premium income. An increase in policy maintenance expenses and product and service development costs was offset by a decrease in acquisition related expenses, as noted above.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in group disability business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Adjustments to reserve amounts may be required if there are changes in assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Group Life	$261.4	(6.9)%	$280.8
Accidental Death & Dismemberment	31.0	(4.3)	32.4

Total Premium Income	292.4	(6.6)	313.2
Net Investment Income	31.3	(9.0)	34.4
Other Income	0.5	(16.7)	0.6

Total	324.2	(6.9)	348.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	199.3	(15.3)	235.4
Commissions	21.6	(4.4)	22.6
Deferral of Acquisition Costs	(9.6)	5.5	(9.1)
Amortization of Deferred Acquisition Costs	13.7	47.3	9.3
Other Expenses	43.8	7.9	40.6

Total	268.8	(10.0)	298.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$55.4	12.1	$49.4

Operating Ratios (% of Premium Income):
Benefit Ratio	68.2%		75.2%
Other Expense Ratio	15.0%		13.0%
Before-tax Operating Income Ratio	18.9%		15.8%

Premium Persistency:
Group Life	84.3%		78.1%
Accidental Death & Dismemberment	86.3%		78.7%

Case Persistency:
Group Life	87.7%		85.7%
Accidental Death & Dismemberment	88.3%		86.5%

Premium income for group life decreased in the first quarter of 2008 relative to the prior year first quarter due primarily to our pricing, renewal, and risk selection strategy. Premium persistency and case persistency both improved in comparison to the prior year first quarter, consistent with our group disability lines of business. The decrease in net investment income relative to the prior year first quarter resulted primarily from a decline in the level of assets supporting these lines of business and a lower yield due to the investment of new cash at lower rates than that of our portfolio yield.

The benefit ratio decreased in the first quarter of 2008 due primarily to lower submitted and paid claim incidence rates for both group life and the accidental death and dismemberment lines of business.

Amortization of deferred acquisition costs was higher in the first quarter of 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in the first quarter of 2008 in comparison to the prior year due to the decline in premium income as well as an increase in policy maintenance expenses and product and service development costs.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.2	4.0%	$113.7
Long-term Care	141.3	9.8	128.7
Voluntary Benefits	110.1	11.0	99.2

Total Premium Income	369.6	8.2	341.6
Net Investment Income	93.8	7.6	87.2
Other Income	7.7	(18.1)	9.4

Total	471.1	7.5	438.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	273.2	5.3	259.5
Commissions	67.8	10.2	61.5
Deferral of Acquisition Costs	(57.1)	10.0	(51.9)
Amortization of Deferred Acquisition Costs	48.6	20.0	40.5
Other Expenses	69.9	8.7	64.3

Total	402.4	7.6	373.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$68.7	6.8	$64.3

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.6%		57.2%
Long-term Care	104.3%		104.7%
Voluntary Benefits	57.8%		60.3%
Other Expense Ratio	18.9%		18.8%
Before-tax Operating Income Ratio	18.6%		18.8%

Interest Adjusted Loss Ratios
Individual Disability - Recently Issued	36.6%		42.1%
Long-term Care	74.7%		76.6%

Premium Persistency:
Individual Disability - Recently Issued	90.7%		90.8%
Long-term Care	95.2%		95.0%
Voluntary Benefits	80.1%		78.9%

The increase in premium income for the first quarter of 2008 relative to the prior year first quarter is due to sales growth in our supplemental and voluntary product lines, the impact of premium rate increases implemented for individual long-term care, and overall stable persistency. Net investment income increased relative to the prior year first quarter primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual disability – recently issued line of business decreased in the first quarter of 2008 relative to the prior year first quarter due primarily to a decrease in the paid claim incidence rates, partially offset by a lower claim recovery rate relative to last year’s first quarter. The interest adjusted loss ratio for long-term care was lower in the first quarter of 2008 than in the prior year first quarter due primarily to an increase in the claim recovery rate which was partially offset by an increase in the submitted claim incidence rate. The benefit ratio for voluntary benefits decreased in comparison to the prior year first quarter due primarily to a lower rate of paid claim incidence for the voluntary benefits disability line of business and a lower mortality rate for the voluntary life line of business.

The increase in commissions and deferral of acquisition costs from the prior year first quarter is due primarily to growth in these lines of business. The increase in amortization of acquisition costs from the prior year first quarter is also due to growth in these lines of business as well as an acceleration of amortization due to lower than expected persistency in certain issue years. We adjust our amortization of deferred acquisition costs to reflect actual policy persistency as compared to anticipated experience and therefore experience accelerated amortization if policies terminate earlier than projected. The other expense ratio increased slightly in comparison to the prior year first quarter due to an increase in product and service development costs.

Segment Outlook

Our primary focus in 2008 is continued improvement of our claims management performance in our group disability line of business along with growth in our core group market and our supplemental and voluntary lines of business. We expect our overall benefit ratio for group disability to gradually improve to the 88 to 89 percent range by late 2008 to early 2009.

We are focused on diversifying our product portfolio through new initiatives such as Simply Unum and increased focus on our group core market and voluntary product sales. Simply Unum combines group and voluntary coverages on one fully-integrated platform and represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. The initial market rollout in the third quarter of 2007 was limited to four pilot sales offices. Marketplace reaction from brokers and customers has been very positive. We are introducing Simply Unum in another 18 sales offices during the second quarter of 2008. We will complete the rollout to the remaining eight sales offices as state approvals are received.

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

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$185.0	6.0%	$174.6
Group Life	45.5	17.6	38.7
Individual Disability	10.1	12.2	9.0

Total Premium Income	240.6	8.2	222.3
Net Investment Income	45.3	(1.1)	45.8
Other Income	0.2	(88.2)	1.7

Total	286.1	6.0	269.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	137.8	1.5	135.8
Commissions	17.1	11.0	15.4
Deferral of Acquisition Costs	(8.6)	(7.5)	(9.3)
Amortization of Deferred Acquisition Costs	7.4	(37.8)	11.9
Other Expenses	45.3	10.8	40.9

Total	199.0	2.2	194.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$87.1	16.0	$75.1

Operating Ratios (% of Premium Income):
Benefit Ratio	57.3%		61.1%
Other Expense Ratio	18.8%		18.4%
Before-tax Operating Income Ratio	36.2%		33.8%

Premium Persistency:
Group Long-term Disability	84.5%		89.6%
Group Life	84.3%		72.6%
Individual Disability	90.6%		90.1%

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

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	£93.5	4.7%	£89.3
Group Life	23.0	16.2	19.8
Individual Disability	5.1	10.9	4.6

Total Premium Income	121.6	6.9	113.7
Net Investment Income	22.9	(2.1)	23.4
Other Income	0.1	(88.9)	0.9

Total	144.6	4.8	138.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	69.7	0.3	69.5
Commissions	8.6	8.9	7.9
Deferral of Acquisition Costs	(4.4)	(8.3)	(4.8)
Amortization of Deferred Acquisition Costs	3.8	(37.7)	6.1
Other Expenses	22.9	9.6	20.9

Total	100.6	1.0	99.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£44.0	14.6	£38.4

Weighted Average Pound/Dollar
Exchange Rate	1.980		1.956

Premium income increased in the first quarter of 2008 relative to the prior year first quarter due primarily to prior period sales growth in the group and individual disability products as well as a decrease in group life ceded premiums as a result of a modification, in the fourth quarter of 2007, of a quota share reinsurance arrangement relating to new group life sales. Net investment income decreased slightly in the first quarter of 2008 relative to the prior year first quarter due primarily to the impact of a lower yield on certain assets within the investment portfolio.

The lower benefit ratio in the first quarter of 2008 in comparison to the prior year first quarter was primarily due to a lower rate of claim incidence for both group long-term disability and group life and an increased rate of claim recoveries for group long-term disability.

The decrease in amortization of acquisition costs in the first quarter of 2008 relative to the prior year first quarter is due primarily to a decrease in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in comparison with the prior year first quarter due in part to continued growth in expenses associated with the development of new product offerings and investing in process changes.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Group Long-term Disability	$14.8	(9.2)%	$16.3
Group Life	2.1	(25.0)	2.8
Individual Disability	1.8	5.9	1.7

Total Sales	$18.7	(10.1)	$20.8

Total Sales (in millions of pounds)	£9.4	(11.3)	£10.6

Sales in Unum UK for the first quarter of 2008 were lower in comparison to the level of the prior year first quarter due primarily to decreases in sales to existing customers. In the U.K., legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. During 2007, Unum UK took advantage of the opportunities offered by age equality legislation, with £2.7 million of additional sales during the first quarter of 2007 compared to only £0.5 million in the first quarter of 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 12.7 percent in the first quarter of 2008 as compared to the first quarter of 2007, with sales in the core market segment, which we define for Unum UK as employee groups with less than 500 lives, driving the increase.

Segment Outlook

During 2008, we intend to focus on continued profitable sales growth and improvement in our premium persistency. We anticipate that high levels of profitability in this segment will continue, but with margins likely to return to approximately 30 percent in the medium term as we invest in new growth opportunities.

We expect to maintain our strong leadership position in the U.K. We are exploring additional market opportunities to expand our growth in the group market through new distribution channels and new product offerings, including leveraging Unum US expertise to open up the voluntary workplace market in the U.K. In April 2008, we launched an innovative group disability product targeted to our core market segment, and in our individual business we plan to emphasize our own brand sales in those markets where we presently hold a strong position. We are making good progress on our initiative to provide Unum UK with industry leading services, processes, systems, and operational capability.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$149.5	7.0%	$139.7
Life	38.5	8.1	35.6
Cancer and Critical Illness	52.4	8.9	48.1

Total Premium Income	240.4	7.6	223.4
Net Investment Income	25.9	6.1	24.4
Other Income	0.1	(66.7)	0.3

Total	266.4	7.4	248.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	113.5	3.2	110.0
Commissions	53.1	7.5	49.4
Deferral of Acquisition Costs	(55.9)	6.9	(52.3)
Amortization of Deferred Acquisition Costs	40.9	6.8	38.3
Other Expenses	47.4	10.0	43.1

Total	199.0	5.6	188.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$67.4	13.1	$59.6

Operating Ratios (% of Premium Income):
Benefit Ratio	47.2%		49.2%
Other Expense Ratio	19.7%		19.3%
Before-tax Operating Income Ratio	28.0%		26.7%

Premium Persistency:
Accident, Sickness, and Disability	76.0%		75.6%
Life	84.5%		83.2%
Cancer and Critical Illness	83.8%		83.6%

Growth in premium income for the first quarter of 2008 compared to the prior year first quarter was attributable primarily to current and prior period sales and slightly higher persistency. Net investment income increased in the first quarter of 2008 in comparison to the prior year first quarter due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in the first quarter of 2008 in comparison to the prior year first quarter due primarily to favorable risk experience in the accident, sickness, and disability line of business, offset somewhat by higher benefit ratios in the life and cancer and critical illness lines of business. The improvement in the accident, sickness, and disability line of business resulted from the continued favorable experience related to several new products introduced in 2004. The life line of business benefit ratio was higher in the first quarter of 2008 relative to the same period last year due to a higher level of death claims and a higher average claim cost. The cancer and critical illness product line reported a higher benefit ratio in the first quarter of 2008 relative to the prior year first quarter due primarily to unfavorable claim experience associated with the older cancer products.

Although we continue to focus on expense management, the other expense ratio for the first quarter of 2008 increased in comparison to the prior year first quarter due primarily to our investment in brand and product promotion and the development of additional product offerings.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Accident, Sickness, and Disability	$43.9	2.6%	$42.8
Life	13.5	(5.6)	14.3
Cancer and Critical Illness	10.3	(1.9)	10.5

Total Sales	$67.7	0.1	$67.6

Colonial Life reported first quarter of 2008 sales increases in the commercial market segment for employee groups with less than 100 lives and in the public sector local government market. These increases were partially offset by decreases in sales in the public sector market for educators and in the commercial market segment for employee groups with greater than 100 lives. The number of new accounts increased over the prior year first quarter, but the new account annualized sales premium per case sold declined.

Segment Outlook

Throughout 2008, we intend to focus on sales and distribution growth by accelerating recruiting and development, capitalizing on sales opportunities where we have less market share, and assessing emerging distribution opportunities. We anticipate that high levels of profitability in this segment will continue, but with margins decreasing modestly over time as the benefit ratio returns to more historic levels.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income	$238.4	(5.5)%	$252.3
Net Investment Income	190.7	(6.8)	204.6
Other Income	24.1	(4.7)	25.3

Total	453.2	(6.0)	482.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	387.5	(4.5)	405.9
Commissions	16.1	(10.6)	18.0
Other Expenses	35.9	0.3	35.8

Total	439.5	(4.4)	459.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$13.7	(39.1)	$22.5

Interest Adjusted Loss Ratio	90.1%		93.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	15.1%		14.2%
Before-tax Operating Income Ratio	5.7%		8.9%

Premium Persistency	94.1%		94.5%

The decrease in premium income for the first quarter of 2008 relative to the prior year first quarter is due to the expected decline in this block of closed business. Partially offsetting this decline is an increase in premium income due to the reinsurance recapture, in the third quarter of 2007, of a small block of business, with an effective date of January 1, 2007, and an annualized premium income of approximately $7.0 million.

Net investment income decreased in the first quarter of 2008 compared to the prior year first quarter due to a decrease in bond call premiums, a lower level of assets supporting this closed block of business, and a decline in the overall portfolio yield rate for this segment. During the fourth quarter of 2007, we entered into an intercompany reinsurance transaction which allowed us to release excess statutory capital previously supporting this reinsured closed block business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income includes the underlying results of certain blocks of reinsured business.

The interest adjusted loss ratio was lower in the first quarter of 2008 than the ratio for the prior year first quarter due primarily to a higher rate of claim recoveries offset partially by a higher rate of submitted claims.

Segment Outlook

As a result of the decline in capital allocated to this segment, net investment income will decrease in 2008 relative to 2007 due to the lower asset levels needed to support allocated capital. It is possible that net investment income will be negatively impacted in 2008 by a reduced level of bond call premiums, relative to recent historical experience.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2008	% Change	2007
Operating Revenue
Premium Income	$0.7	(36.4)%	$1.1
Net Investment Income	25.9	(7.8)	28.1
Other Income	8.0	(2.4)	8.2

Total	34.6	(7.5)	37.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	28.2	(10.8)	31.6
Commissions	0.4	(42.9)	0.7
Other Expenses	2.1	40.0	1.5

Total	30.7	(9.2)	33.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$3.9	8.3	$3.6

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. During the first quarter of 2008, this line of business reported an operating loss of $2.5 million compared to an operating loss of $0.8 million in the first quarter of 2007.

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

Total operating revenue for individual life and corporate-owned life insurance was $8.3 million and $9.2 million in the first quarters of 2008 and 2007, respectively. Operating income for the same periods was $6.8 million and $8.2 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $24.3 million in the first quarter of 2008 compared to $25.9 million in the first quarter of 2007. These closed lines of business had combined operating losses for the same periods of $0.4 million and $3.8 million.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $26.7 million in the first quarter of 2008 compared to $10.3 million in the first quarter of 2007. The increased operating revenue in the first quarter of 2008 compared to the prior year first quarter is due primarily to an increase in net investment income resulting from higher levels of assets held by the Corporate segment. This trend will continue throughout 2008 until we redeploy the excess capital to other uses.

The Corporate segment reported operating losses of $21.6 million and $39.6 million in the first quarters of 2008 and 2007, respectively. Interest and debt expense was $43.9 million in the first quarter of 2008 compared to $45.9 million in the first quarter of 2007, excluding $2.4 million of costs related to early retirement of debt in the first quarter of 2007. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our statements of income. Also included in discontinued operations is after-tax income for GENEX of $0.7 million, in the first quarter of 2007. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We try to maximize investment income and assume credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with those assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates may affect the amount and timing of cash flows. For information on our formal investment philosophy, including our overall quality and diversification objectives, see “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

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

Our investment portfolio consists primarily of fixed income securities. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We have no exposure to subprime mortgages or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, our exposure to “Alt-A” loans within our mortgage-backed securities portfolio is $5.5 million, and we hold $2.0 million of collateralized debt obligations within our public bond portfolio. We have $132.3 million of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1.

We recognize impairment losses when we determine that the value of certain fixed maturity securities has other than temporarily declined during the applicable reporting period, as well as when there are further declines in the values of fixed maturity securities that were initially written down in a prior period. See “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007, for a complete discussion of the valuation of fixed maturity securities.

Investment Results

Net investment income was $591.4 million in the first quarter of 2008, an increase of 0.3 percent relative to the prior year first quarter. The level of invested assets was higher in the first quarter of 2008 relative to the prior year, but we received fewer bond call premiums.

The overall yield in our investment portfolio was 6.70 percent as of March 31, 2008, and the weighted average credit rating was A2. This compares to an overall yield in the portfolio of 6.66 percent as of December 31, 2007 and a weighted average credit rating of A2. At March 31, 2008, the weighted average duration of our policyholder liability portfolio was approximately 7.69 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.02 years.

We report changes in the fair values of embedded derivatives in certain modified coinsurance arrangements as realized investment gains and losses, as required under the provisions of DIG Issue B36. During the first quarter of 2008, changes in the fair value of these embedded derivatives resulted in a realized loss of $64.1 million, which resulted primarily from a continued widening of credit spreads in the overall investment market.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2008	2007
Gross Realized Investment Gain from Sales	$23.7	$19.9

Gross Realized Investment Loss
Write-downs	11.3	6.6
Sales	16.8	13.6
Total	28.2	20.2

Change in Fair Value of DIG Issue B36 Derivatives	(64.1)	(3.4)

Net Realized Investment Loss	$68.5	$3.7

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first quarters of 2008 or 2007.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. It does not require any new fair value measurements. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosure about the use of fair value measurements, with particular emphasis on the inputs used to measure fair value. This disclosure is intended to provide users of the financial statements the ability to assess the reliability of an entity’s fair value measurements. The adoption of SFAS 157 did not materially change the approach or methods we utilize for determining fair value measurements or the fair values derived under those methods.

Definition of Fair Value

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. The exit price objective applies regardless of a reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

Valuation Techniques

In accordance with SFAS 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

1.	The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables or matrix pricing. Market multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

2.	The income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. Income approach techniques rely on current market expectations of future amounts. Examples of income approach valuation techniques include present value techniques, option-pricing models that incorporate present value techniques, and the multi-period excess earnings method.

3.	The cost approach is based upon the amount that currently would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

We use valuation techniques that are appropriate in the circumstances and for which sufficient data are available. In some cases, a single valuation technique will be appropriate (for example, when valuing an asset or liability using quoted prices in an active market for identical assets or liabilities). In other cases, multiple valuation techniques will be appropriate. If we use multiple valuation techniques to measure fair value, we evaluate and weigh the results, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use the market approach, and to a lesser extent, the income approach. During the quarter ended March 31, 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007.

Inputs to Valuation Techniques

Inputs refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.

Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. We review these prices to ensure they include references to a variety of observable inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid. On selected securities where there is not an indicated price, some of these inputs may be used to determine a price using a pricing matrix, or we may use a comparable security. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions.

Inputs that may be used include the following:

•	Benchmark yields (Treasury and swap curves)

•	Transactional data for new issuance and secondary trades

•	Broker/dealer quotes and pricing

•	Security cash flows and structures

•	Recent issuance/supply

•	Sector and issuer level spreads

•	Credit ratings/maturity/weighted average life/seasoning/capital structure

•	Security optionality

•	Corporate actions

•	Underlying collateral

•	Prepayment speeds/loan performance/delinquencies

•	Public covenants

•	Comparative bond analysis

•	Derivative spreads

•	Third-party pricing sources

The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources. These adjustments may be made when, in our judgment, certain features of the financial instrument, such as its complexity or the market in which the financial instrument is traded (such as counterparty, credit, concentration, or liquidity), require that an adjustment be made to the value originally obtained from our pricing sources. Additionally, an adjustment from the price derived from a model typically reflects our judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

Certain of our investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

As of March 31, 2008, the key assumptions we generally used to estimate the fair value of these types of securities included the following:

•	Risk free interest rates of 2.44 percent for five-year maturities to 4.29 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 2.42 percent to 3.32 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the March 31, 2008 net unrealized gain in the fixed maturity securities portfolio by approximately $1.4 million. We believe this range of variability is appropriate, as the inputs noted have generally not deviated outside the range provided.

We regularly test the validity of the fair values determined by our valuation techniques by comparing the prices of assets sold to the fair values reported for the assets in the immediately preceding reporting period. Historically, our realized gains or losses on dispositions of investments have not varied significantly from amounts estimated under the valuation methodologies described above, which, combined with the results of our testing, indicates to us that our pricing methodologies are appropriate.

Fair Value Hierarchy

SFAS 157 requires financial instruments measured at fair value to be categorized into a three-level classification. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in our consolidated balance sheets generally are categorized as follows:

•	Level 1 – Inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Level 3 – Inputs reflect our best estimate of what market participants would use in pricing the asset or liability at the measurement date. Generally, assets and liabilities carried at fair value and included in this category are comprised of certain mortgage and asset-backed securities, certain corporate fixed maturity securities, certain private equity investments, and certain derivatives. Financial assets and liabilities presented at fair value and categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value. The inputs reflect our assumptions about the assumptions that market participants would use in pricing the instrument in a current period transaction, and outputs represent an exit price and expected future cash flows.

As of March 31, 2008, approximately 11.7 percent of our fixed maturity securities were categorized as Level 1, 87.1 percent as Level 2, and 1.2 percent as Level 3. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Fixed Maturity Securities

Fixed maturity securities at March 31, 2008, included $35.0 billion, or 99.0 percent, of bonds and $355.9 million, or 1.0 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2008

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,114.7	$(10.1)	$994.2	$91.2	$1,120.5	$81.1
Canadian	282.6	64.5	—	—	282.6	64.5
Capital Goods	2,761.3	52.4	1,102.8	85.2	1,658.5	137.6
Communications	2,166.5	(6.0)	1,059.1	118.1	1,107.4	112.1
Consumer Cyclical	1,506.4	(41.1)	868.8	92.8	637.6	51.7
Consumer Non-Cyclical	4,031.2	67.4	1,714.5	96.6	2,316.7	164.0
Energy (Oil & Gas)	2,432.0	179.6	554.3	31.3	1,877.7	210.9
Financial Institutions	3,370.9	(180.6)	2,590.1	227.6	780.8	47.0
Mortgage/Asset-Backed	4,228.3	241.9	344.8	12.5	3,883.5	254.4
Sovereigns	1,102.7	74.7	253.9	3.9	848.8	78.6
Technology	611.7	1.6	313.8	22.2	297.9	23.8
Transportation	973.5	43.1	333.4	24.7	640.1	67.8
U.S. Government Agencies and Municipalities	2,398.8	57.9	1,166.2	138.4	1,232.6	196.3
Utilities	6,990.7	65.0	3,666.6	222.9	3,324.1	287.9

Total	$34,971.3	$610.3	$14,962.5	$1,167.4	$20,008.8	$1,777.7

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2008.

Fixed Maturity Bonds - By Maturity

As of March 31, 2008

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$165.3	$0.9
Due after 1 year up to 5 years	1,201.3	35.1
Due after 5 years up to 10 years	4,000.5	252.3
Due after 10 years	9,250.6	866.6

Subtotal	14,617.7	1,154.9
Mortgage/Asset-Backed Securities	344.8	12.5

Total	$14,962.5	$1,167.4

Of the $1,167.4 million in gross unrealized losses at March 31, 2008, $959.1 million, or 82.2 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates or changes in market or sector credit spreads which occurred subsequent to acquisition of the bonds. The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2008.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$2,900.4	$110.7
> 90 <= 180 days	536.5	23.5
> 180 <= 270 days	480.3	29.7
> 270 <= 1 year	1,474.6	85.3
> 1 year <= 2 years	2,284.3	161.6
> 2 years <= 3 years	4,674.4	403.0
> 3 years	1,200.1	113.1

Total	$13,550.6	$926.9

Fair value < 70% >= 40% of amortized cost

> 2 years <= 3 years	$1.3	$0.6
> 3 years	48.9	31.6

Total	$50.2	$32.2

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2008. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2008.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
<= 90 days	$209.6	$7.9
> 90 <= 180 days	173.9	8.1
> 180 <= 270 days	152.7	22.5
> 270 <= 1 year	312.5	30.4
> 1 year <= 2 years	104.5	23.9
> 2 years <= 3 years	201.6	38.4
> 3 years	80.8	12.0

Total	$1,235.6	$143.2

Fair value < 70% >= 40% of amortized cost

> 180 <= 270 days	$3.4	$1.6
> 270 <= 1 year	25.9	13.8
> 2 years <= 3 years	74.5	39.2
> 3 years	22.3	10.5

	$126.1	$65.1

As of March 31, 2008, we held 13 securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of March 31, 2008

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

Canadian Based Railroad Company	$72.3	$11.9	> 270 <= 1 year
United Kingdom Based Financial Institution	66.3	14.2	> 1 year <= 2 years
U.S. Government Sponsored Mortgage Funding Company	413.3	59.5	> 2 years <= 3 years
Netherlands Based Financial Institution	46.8	11.8	> 2 years <= 3 years
U.S. Government Sponsored Mortgage Funding Company	737.9	78.4	> 3 years
Principal Protected Equity Linked Note	48.9	31.6	> 3 years
U.S. Based Electric Utility Company	67.5	11.6	> 3 years
U.S. Based Media Conglomerate	61.9	10.9	> 3 years

Total	$1,514.9	$229.9

Below-Investment Grade

U.S. Based Financial Services Company	$26.2	$10.4	> 180 <= 270 days
United Kingdom Based Financial Institution	16.6	13.2	> 1 year <= 2 years
South African Based Paper Products Company	27.0	13.5	> 2 years <= 3 years
U.S. Based Automobile Manufacturer	25.4	11.8	> 2 years <= 3 years
U.S. Based Media Conglomerate	27.0	12.7	> 3 years

Total	$122.2	$61.6

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

Investment-Grade Fixed Maturity Securities:

•

The decline in fair value of the Canadian based railroad company securities is due primarily to the increase in leverage resulting from its recent acquisition of another railroad company. The company has also been negatively impacted by the strengthening Canadian dollar and increased labor costs. Additionally, pressure from shareholders to increase equity returns has negatively impacted the company’s bond values. Operationally, the company continues to perform as one of the most efficient in the industry. The company continues to produce strong cash flow and is free cash flow positive. The company has sufficient liquidity to service its debt obligations. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The decline in fair value of the United Kingdom based financial institution securities is due to a lack of market liquidity currently affecting most European financial institutions. This company is well diversified and has global market operations in capital markets, asset-backed securities, wealth management, asset management, commodities, and insurance. Some of the countries in which this institution operates are going through an economic slowdown which may lower earnings over the near term. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The first fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Bank. The bond was rated AAA by Standard & Poor’s Corporation (S&P) as of March 31, 2008, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the Netherlands based financial institution securities declined due to a lack of market liquidity currently affecting most European financial institutions. The company is well diversified in the various financial products and services it offers. In recent years, the company has expanded into other countries, some of which are experiencing an economic slowdown. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The second fixed maturity bond of the U.S. government sponsored mortgage funding company was issued by the Federal Home Loan Mortgage Corporation. The bond was rated AAA by S&P as of March 31, 2008, with no negative outlook by rating agencies or in analysts’ reports. The change in the market value of this security relates to changes in interest rates after the purchase of the bond. We believe that the decline in fair value of this security is temporary. The market value of this security will increase if interest rates decline to levels similar to when the bonds were purchased. We believe this is likely to occur over the life of the security. We have the ability to hold this security to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of March 31, 2008. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. This note is currently at an unrealized loss because the fixed rate of accretion on the note has exceeded the rate of return on the underlying S&P 500 index fund since the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the U.S. based regulated electric utility company securities declined due to widening credit spreads affecting lower rated investment-grade utilities. The company has sufficient liquidity to satisfy its obligations. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fair value of the U.S. based media conglomerate securities declined due to general widening of credit spreads in the media industry as well as widespread rumors of a purchase transaction which would increase the company’s leverage. The company generates significant free cash flow, maintains a sizeable cash balance, and owns interests in various media businesses which could be sold to lower leverage should a potential debt-financed transaction occur. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Below-Investment-Grade Fixed Maturity Securities:

•

The fair value of the U.S. based financial services company securities declined primarily due to losses reported by its residential real estate finance subsidiary. These losses are a result of a decline in housing prices, higher mortgage delinquencies, and a decline in value of mortgages held for investment. This subsidiary is considered bankruptcy remote, and the company’s core automotive finance business has strong liquidity and capital support. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fair value of the United Kingdom based financial institution securities declined due to a significant decrease in funding liquidity which ultimately required the U.K. Treasury to nationalize the institution. In this process, the government will guarantee the institution’s deposits and senior debt. The institution has a good quality loan book, and its capital is sufficiently above the regulatory minimum. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fair value of South African based paper products company securities declined primarily as a result of excess capacity of key paper grades in Europe, which has caused lower prices. Additionally, the value of the bonds has been affected by the general widening of credit spreads. The company has paper capacity, strong market positions, and favorable liquidity. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

•

The fair value of the U.S. based media conglomerate securities declined in value due to the potential increase in leverage if its proposed leveraged buyout transaction is completed as well as a general widening of credit spreads in the media industry. The company should continue to generate sufficient cash flow to service its debt obligations, and it has ownership interests in a variety of media businesses that may be sold to further reduce leverage. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.0 billion on an amortized cost basis at March 31, 2008 and December 31, 2007. At March 31, 2008, the mortgage/asset-backed securities had an average life of 6.6 years, effective duration of 5.5 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates.

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

As of March 31, 2008, our exposure to below-investment-grade fixed maturity securities was $1,986.7 million, approximately 5.2 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying high-yield securities. This entity is a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO are limited to our investment in the entity. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $10.9 million and $10.8 million, respectively, at March 31, 2008, and $12.0 million and $11.8 million, respectively, at December 31, 2007.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,087.9 million and $1,068.9 million on an amortized cost basis at March 31, 2008 and December 31, 2007, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. At March 31, 2008, delinquent mortgage loans, or those past due more than 30 days as to interest or principal payments, totaled $1.4 million. We had no delinquent mortgage loans at December 31, 2007 and no impaired mortgage loans at March 31, 2008 or December 31, 2007.

Real estate was $18.7 million and $18.2 million at March 31, 2008 and December 31, 2007, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $8.9 million at March 31, 2008 and December 31, 2007.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans at March 31, 2008 or December 31, 2007. The balance in the valuation allowance for real estate was $7.6 million at March 31, 2008 and December 31, 2007.

Derivative Financial Instruments

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the first quarter of 2008 involved forward interest rate swaps, current and forward currency swaps, currency forward contracts, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the first quarters of 2008 and 2007, we recognized net gains of $64.6 million and $7.9 million, respectively, on the termination of cash flow hedges and reported $67.1 million and $7.9 million, respectively, in other comprehensive income (loss). During the first quarter of 2008 we reported a net loss of $2.5 million as a component of realized investment gains and losses. We amortized $4.8 million and $6.9 million of net deferred gains into net investment income in the first quarters of 2008 and 2007, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $29.4 million at March 31, 2008. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $206.7 million at March 31, 2008.

Additions and terminations, in notional amounts, to our hedging programs during the first quarter of 2008 were $569.5 million and $757.1 million, respectively, and in the first quarter of 2007 were $90.0 million and $284.0 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $2,798.1 million at March 31, 2008 and $2,985.7 million at December 31, 2007.

As of March 31, 2008 and December 31, 2007, we had $1,520.0 million and $1,645.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

As of March 31, 2008 and December 31, 2007, we had $333.5 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of March 31, 2008 and December 31, 2007, we had $604.5 million and $612.1 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of March 31, 2008 and December 31, 2007, we had $25.0 million and $80.0 million, respectively, notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows from renewals on policies with a one to two year minimum premium rate guarantee.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 million as of March 31, 2008 and December 31, 2007. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We also have embedded derivatives associated with modified coinsurance contracts. Those derivatives are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $64.1 million and $3.4 million of net realized investment losses during the first quarters of 2008 and 2007, respectively.

Other

Our exposure to non-current investments, on a fair value basis, totaled $4.0 million and $2.6 million at March 31, 2008 and December 31, 2007, respectively.

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at March 31, 2008. We also use the repurchase agreement market as a source of short-term financing, but had no contracts for this purpose outstanding at March 31, 2008.

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

During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of our common stock. We expect the price adjustment on the remaining 9.8 million shares to settle on or before the completion of the agreement in May 2008.

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

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $274.4 million for the three months ended March 31, 2008, compared to $280.2 million for the comparable period of 2007. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. The other accrued liabilities adjustment to reconcile net income to net cash provided by operating activities declined $69.2 million in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of a voluntary pension contribution to our U.S. qualified defined benefit plan of $55.0 million.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash provided by investing activities was $11.8 million for the three months ended March 31, 2008 compared to net cash used of $77.2 million for the comparable period of 2007.

We had lower proceeds from sales and maturities of available-for-sale securities in the first quarter of 2008 compared to the first quarter of 2007, primarily due to a decrease in maturities of fixed maturity securities as well as a lower level of proceeds from bond calls. Proceeds from sales and maturities of other investments increased in the first quarter of 2008 primarily due to higher proceeds from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities decreased during the first quarter of 2008 relative to the prior year first quarter. The decline resulted in part from fewer funds available for reinvestment as compared to the prior year because of the lower level of proceeds from sales and maturities, as noted in the preceding paragraph. Also contributing to the comparatively lower purchases during 2008 was the investing of the net cash inflows of $98.8 million, during the first quarter of 2007, from the sale of GENEX.

Purchases of other investments decreased during the first quarter of 2008 relative to the prior year first quarter due to a decline in the purchase of commercial mortgage loans.

Net sales of short-term investments increased during the first quarter of 2008 due in part to the sale of investments to fund the $350.0 million accelerated share repurchase agreement executed in January 2008.

As noted above, the proceeds from dispositions in the first quarter of 2007 relate to the sale of GENEX.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $400.5 million for the three months ended March 31, 2008 compared to $188.9 million for the comparable period of 2007. As discussed previously, during the first quarter of 2008, we repurchased approximately 14.5 million shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement. During the first quarter of 2007, we purchased $150.0 million, aggregate principal amount of the remarketed senior note element of the 2004 units, which were subsequently retired. During the first quarters of 2008 and 2007, Tailwind Holdings made principal payments on its floating rate, senior secured non-recourse notes due 2036 of $2.5 million and $10.0 million, respectively. During the first quarter of 2008, Northwind Holdings made a $15.0 million principal payment on its floating rate, senior secured non-recourse notes due 2037.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2008, $626.5 million is available for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, excluding Northwind Reinsurance Company and Tailwind Reinsurance Company.

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

Debt

At March 31, 2008, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,497.7 million and short-term debt of $175.0 million due in May 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings was 21.9 percent at March 31, 2008, compared to 21.4 percent at December 31, 2007. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.8 percent at March 31, 2008, compared to 26.4 percent at December 31, 2007.

During the first quarter of 2008, we made principal payments of $15.0 million on our senior secured non-recourse variable rate notes due 2037 which were issued by Northwind Holdings and principal payments of $2.5 million on our senior secured non-recourse variable rate notes due 2036 which were issued by Tailwind Holdings.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007, for further discussion.

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussions under “Commitments” and “Off-Balance Sheet Arrangements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. During the first quarter of 2008, there were no substantive changes in our commitments, contractual liabilities, or other off-balance sheet arrangements.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. We plan to hold our annual review with each of the rating agencies during the second and third quarters of 2008.

On January 29, 2008, AM Best reaffirmed the ratings of Unum Group and its operating subsidiaries and upgraded the outlook from “negative” to “stable.” The agency’s revised outlook was positioned on our increased financial flexibility, the quality of our investment portfolio, the operational execution of our operating segments, and the completion of the claim reassessment process. On February 4, 2008, Fitch revised its outlook for Unum Group and its operating subsidiaries to “positive” from “stable,” citing our progress in increasing profitability and decreasing risk along with our improved capitalization levels as the basis for the upgrade. On February 14, 2008, Moody’s revised its outlook for Unum Group and its operating subsidiaries to “stable” from “negative,” basing its revision on the overall improvement in our financial flexibility. There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first quarter of 2008 or prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2007, for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. During the first three months of 2008, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2008:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (4)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3)
January 1 - January 31, 2008	14,000,750	$24.23	14,000,000	$350,000,000
February 1 - February 29, 2008	1,630	23.32	—	350,000,000
March 1 - March 31, 2008	483,853	22.42	482,483	350,000,000

Total	14,486,233		14,482,483

(1)	Of the total number of shares purchased, 3,750 shares were received in connection with the exercise of stock options.

(2)	On October 31, 2007, we announced that our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. The share repurchase program does not have an expiration date, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time.

(3)	On January 31, 2008, we repurchased 14,000,000 shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us will be settled in shares of our common stock. Any price adjustment we are required to pay will be settled in either cash or common stock. A 30 percent partial acceleration of the agreement, 4,200,000 shares, occurred on March 26, 2008 and settled on March 28, 2008 with the price adjustment resulting in the delivery to us of 482,483 additional shares of our common stock. We expect the price adjustment on the remaining 9,800,000 shares to settle on or before the completion of the agreement in May 2008.

(4)	For the original shares repurchased in January 2008, the average price paid per share shown is the initial estimated repurchase agreement price adjusted for the partial acceleration of the agreement in March 2008.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Agreement dated January 31, 2008 between Unum Group and Morgan Stanley & Co. Incorporated for an Accelerated Share Repurchase Transaction.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: May 2, 2008	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 2, 2008	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary