Form 10-Q
period 2008-06-30
Unum Group
filed 2008-08-01
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

345,495,705 shares of the registrant’s common stock were outstanding as of July 30, 2008.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $35,465.6; $34,628.1)	$35,402.2	$35,814.7
Mortgage Loans	1,137.8	1,068.9
Real Estate	13.1	18.2
Policy Loans	2,618.1	2,617.7
Other Long-term Investments	135.5	213.9
Short-term Investments	1,074.2	1,486.8

Total Investments	40,380.9	41,220.2

Other Assets
Cash and Bank Deposits	94.1	199.1
Accounts and Premiums Receivable	1,933.1	1,914.7
Reinsurance Recoverable	5,100.1	5,160.0
Accrued Investment Income	602.2	592.3
Deferred Acquisition Costs	2,424.1	2,381.9
Goodwill	204.3	204.3
Property and Equipment	402.7	393.7
Other Assets	608.9	615.5
Separate Account Assets	17.4	20.2

Total Assets	$51,767.8	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,940.0	$1,979.7
Reserves for Future Policy and Contract Benefits	35,650.4	35,828.0
Unearned Premiums	640.1	523.1
Other Policyholders’ Funds	1,776.0	1,821.2
Income Tax Payable	137.2	148.6
Deferred Income Tax	70.4	251.7
Short-term Debt	240.0	175.0
Long-term Debt	2,298.3	2,515.2
Other Liabilities	1,333.7	1,399.3
Separate Account Liabilities	17.4	20.2

Total Liabilities	44,103.5	44,662.0

Commitments and Contingent Liabilities - Note 8

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,801,184 and 362,844,570 shares	36.3	36.3
Additional Paid-in Capital	2,531.0	2,516.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Securities	(32.7)	356.1
Net Gain on Cash Flow Hedges	177.7	182.5
Foreign Currency Translation Adjustment	122.9	123.4
Unrecognized Pension and Postretirement Benefit Costs	(194.9)	(198.5)
Retained Earnings	5,428.2	5,077.4
Treasury Stock - at cost: 17,347,285 and 1,951,095 shares	(404.2)	(54.2)

Total Stockholders’ Equity	7,664.3	8,039.9

Total Liabilities and Stockholders’ Equity	$51,767.8	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,968.6	$1,986.7	$3,919.1	$3,930.7
Net Investment Income	613.1	597.8	1,204.5	1,187.3
Net Realized Investment Gain (Loss)	26.1	10.4	(42.4)	6.7
Other Income	67.5	70.7	134.7	141.5

Total Revenue	2,675.3	2,665.6	5,215.9	5,266.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,674.7	1,816.9	3,331.6	3,546.2
Commissions	212.9	208.3	431.8	421.3
Interest and Debt Expense	40.4	44.5	84.3	90.4
Cost Related to Early Retirement of Debt	0.4	0.8	0.4	3.2
Deferral of Acquisition Costs	(153.6)	(136.3)	(299.2)	(274.4)
Amortization of Deferred Acquisition Costs	127.3	122.3	257.3	238.9
Compensation Expense	191.8	177.4	377.7	350.7
Other Expenses	214.4	198.8	420.3	397.1

Total Benefits and Expenses	2,308.3	2,432.7	4,604.2	4,773.4

Income from Continuing Operations Before Income Tax	367.0	232.9	611.7	492.8

Income Tax
Current	119.0	78.4	176.0	117.6
Deferred	7.7	1.0	32.3	50.3

Total Income Tax	126.7	79.4	208.3	167.9

Income from Continuing Operations	240.3	153.5	403.4	324.9

Discontinued Operations - Note 3
Income Before Income Tax	—	—	—	17.8
Income Tax	—	—	—	10.9

Income from Discontinued Operations	—	—	—	6.9

Net Income	$240.3	$153.5	$403.4	$331.8

Earnings Per Common Share
Basic
Income from Continuing Operations	$0.70	$0.44	$1.16	$0.94
Net Income	$0.70	$0.44	$1.16	$0.96
Assuming Dilution
Income from Continuing Operations	$0.69	$0.43	$1.16	$0.93
Net Income	$0.69	$0.43	$1.16	$0.95

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2008	2007
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.3	$34.4
Common Stock Activity	—	1.9

Balance at End of Period	36.3	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,516.9	2,200.0
Common Stock Activity	14.1	301.9

Balance at End of Period	2,531.0	2,501.9

Accumulated Other Comprehensive Income
Balance at Beginning of Year	463.5	612.8
Change During Period	(390.5)	(509.1)

Balance at End of Period	73.0	103.7

Retained Earnings
Balance at Beginning of Year	5,077.4	4,925.8
Net Income	403.4	331.8
Dividends to Stockholders ($0.15 per common share)	(52.6)	(51.2)
Cumulative Effect of Accounting Principle Changes—Note 2	—	(422.5)

Balance at End of Period	5,428.2	4,783.9

Treasury Stock
Balance at Beginning of Year	(54.2)	(54.2)
Purchases of Treasury Stock	(350.0)	—

Balance at End of Period	(404.2)	(54.2)

Total Stockholders’ Equity at End of Period	$7,664.3	$7,371.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2008	2007
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$403.4	$331.8
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	24.9	(48.6)
Change in Deferred Acquisition Costs	(41.9)	(35.5)
Change in Insurance Reserves and Liabilities	461.8	593.7
Change in Income Tax Liabilities	21.5	45.6
Change in Other Accrued Liabilities	(103.0)	(115.1)
Non-cash Adjustments to Net Investment Income	(153.6)	(184.7)
Net Realized Investment (Gain) Loss	42.4	(6.7)
Depreciation	34.5	32.4
Other, Net	11.3	3.8

Net Cash Provided by Operating Activities	701.3	616.7

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	879.1	943.6
Proceeds from Maturities of Available-for-Sale Securities	876.6	577.3
Proceeds from Sales and Maturities of Other Investments	125.4	238.4
Purchase of Available-for-Sale Securities	(2,439.4)	(2,143.9)
Purchase of Other Investments	(107.6)	(225.5)
Net Sales (Purchases) of Short-term Investments	413.8	(104.5)
Acquisition of Business	48.8	—
Disposition of Business	—	98.8
Other, Net	(42.1)	(45.6)

Net Cash Used by Investing Activities	(245.4)	(661.4)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(8.6)	(4.6)
Net Short-term Debt Repayments	(85.0)	—
Long-term Debt Repayments	(67.0)	(197.0)
Cost Related to Early Retirement of Debt	(0.4)	(0.8)
Issuance of Common Stock	2.2	306.9
Dividends Paid to Stockholders	(52.6)	(51.2)
Purchases of Treasury Stock	(350.0)	—
Other, Net	0.3	(4.0)

Net Cash Provided (Used) by Financing Activities	(561.1)	49.3

Effect of Foreign Exchange Rate Changes on Cash	0.2	0.9

Net Increase (Decrease) in Cash and Bank Deposits	(105.0)	5.5

Cash and Bank Deposits at Beginning of Year	199.1	121.3

Cash and Bank Deposits at End of Period	$94.1	$126.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars)
Net Income	$240.3	$153.5	$403.4	$331.8

Other Comprehensive Loss
Change in Net Unrealized Gains and Losses on Securities Before
Reclassification Adjustment (net of tax benefit of $220.6; $352.4; $430.3; $375.8)	(427.0)	(667.0)	(830.8)	(716.0)
Reclassification Adjustment for Net Realized
Investment (Gain) Loss (net of tax expense (benefit) of $0.2; $(0.4); $1.1; $(1.1))	0.5	(0.6)	2.1	(1.9)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $20.8; $24.4; $4.0; $31.9)	(37.8)	(45.1)	(4.8)	(58.8)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $133.0; $131.9; $217.7; $132.8)	265.5	255.3	439.9	261.1
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.3; $(0.2); $0.1; $(0.4))	0.4	15.2	(0.5)	20.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $0.9; $1.3; $1.8; $(7.7))	1.7	2.2	3.6	(14.4)

Total Other Comprehensive Loss	(196.7)	(440.0)	(390.5)	(509.1)

Comprehensive Income (Loss)	$43.6	$(286.5)	$12.9	$(177.3)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

June 30, 2008

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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

June 30, 2008

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

Selected results for GENEX for the period January 1, 2007 through March 1, 2007 are as follows (in millions of dollars, except share data):

Total Revenue	$47.2

Income Per Common Share
Basic	$0.02
Assuming Dilution	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

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

June 30, 2008

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

The selection of the valuation method(s) to apply considers the definition of an exit price and considers the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use the market approach, and to a lesser extent, the income approach. During the quarter ended June 30, 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007.

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

Unum Group and Subsidiaries

June 30, 2008

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

June 30, 2008

Note 4 - Fair Value Measurements - Continued

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, and derivative financial instruments is as follows:

	June 30, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities	$4,177.4	$30,720.4	$504.4	$35,402.2
Other Long-term Investments
Equity Securities	—	0.5	2.6	3.1
Derivative Financial Instruments	—	43.8	—	43.8

Liabilities
Other Liabilities
Derivative Financial Instruments	$—	$181.0	$107.9	$288.9

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2008 are as follows:

	Fixed Maturity Securities	Equity Securities	Net Derivative Financial Instruments	Total
	(in millions of dollars)
Balance at March 31, 2008	$407.6	$1.6	$(132.9)	$276.3

Total Realized and Unrealized Gains (Losses)
Included in Earnings	—	—	25.0	25.0
Included in Other Comprehensive Income	(14.1)	—	—	(14.1)

Net Purchases and Sales	15.0	1.2	—	16.2

Net Transfer Into (Out of) Level 3	95.9	(0.2)	—	95.7

Balance at June 30, 2008	$504.4	$2.6	$(107.9)	$399.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 4 - Fair Value Measurements - Continued

	Fixed Maturity Securities	Equity Securities	Net Derivative Financial Instruments	Total
	(in millions of dollars)
Balance at January 1, 2008	$421.0	$1.5	$(68.8)	$353.7

Total Realized and Unrealized Gains (Losses)
Included in Earnings	—	—	(39.1)	(39.1)
Included in Other Comprehensive Income	(17.4)	0.1	—	(17.3)

Net Purchases and Sales	4.9	1.2	—	6.1

Net Transfer Into (Out of) Level 3	95.9	(0.2)	—	95.7

Balance at June 30, 2008	$504.4	$2.6	$(107.9)	$399.1

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The amount of gain (loss) for the three and six month periods ended June 30, 2008 which is included in earnings and is attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at June 30, 2008 was $25.0 million and ($39.1) million, respectively, and relates entirely to the change in fair value of embedded derivatives associated with modified coinsurance arrangements. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income. Unrealized investment gains and losses are reported in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 5 - Segment Information

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$463.0	$480.7	$922.4	$952.1
Group Short-term Disability	110.6	128.6	219.6	247.3
Group Life and Accidental Death & Dismemberment
Group Life	268.0	277.1	529.4	557.9
Accidental Death & Dismemberment	32.6	32.1	63.6	64.5
Supplemental and Voluntary
Individual Disability - Recently Issued	116.1	114.7	234.3	228.4
Long-term Care	143.9	131.6	285.2	260.3
Voluntary Benefits	112.7	100.9	222.8	200.1

	1,246.9	1,265.7	2,477.3	2,510.6

Unum UK
Group Long-term Disability	178.6	194.6	363.6	369.2
Group Life	52.8	43.0	98.3	81.7
Individual Disability	10.3	9.4	20.4	18.4

	241.7	247.0	482.3	469.3

Colonial Life
Accident, Sickness, and Disability	150.6	140.5	300.1	280.2
Life	39.0	35.3	77.5	70.9
Cancer and Critical Illness	53.0	49.0	105.4	97.1

	242.6	224.8	483.0	448.2

Individual Disability - Closed Block	237.2	249.4	475.6	501.7

Other	0.2	(0.2)	0.9	0.9

Total	$1,968.6	$1,986.7	$3,919.1	$3,930.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 5 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2008

Premium Income	$1,246.9	$241.7	$242.6	$237.2	$0.2	$—	$1,968.6
Net Investment Income	290.1	54.9	26.4	201.8	25.9	14.0	613.1
Other Income	33.4	0.2	0.1	25.4	8.0	0.4	67.5

Operating Revenue	$1,570.4	$296.8	$269.1	$464.4	$34.1	$14.4	$2,649.2

Operating Income (Loss)	$176.2	$96.0	$68.2	$27.9	$3.4	$(30.8)	$340.9

Three Months Ended June 30, 2007

Premium Income	$1,265.7	$247.0	$224.8	$249.4	$(0.2)	$—	$1,986.7
Net Investment Income	286.9	49.9	24.9	203.4	26.9	5.8	597.8
Other Income	34.5	0.3	0.3	25.8	9.1	0.7	70.7

Operating Revenue	$1,587.1	$297.2	$250.0	$478.6	$35.8	$6.5	$2,655.2

Operating Income (Loss)	$92.3	$77.7	$64.9	$42.6	$4.0	$(59.0)	$222.5

Six Months Ended June 30, 2008

Premium Income	$2,477.3	$482.3	$483.0	$475.6	$0.9	$—	$3,919.1
Net Investment Income	569.2	100.2	52.3	392.5	51.8	38.5	1,204.5
Other Income	66.0	0.4	0.2	49.5	16.0	2.6	134.7

Operating Revenue	$3,112.5	$582.9	$535.5	$917.6	$68.7	$41.1	$5,258.3

Operating Income (Loss)	$338.9	$183.1	$135.6	$41.6	$7.3	$(52.4)	$654.1

Six Months Ended June 30, 2007

Premium Income	$2,510.6	$469.3	$448.2	$501.7	$0.9	$—	$3,930.7
Net Investment Income	563.8	95.7	49.3	408.0	55.0	15.5	1,187.3
Other Income	69.2	2.0	0.6	51.1	17.3	1.3	141.5

Operating Revenue	$3,143.6	$567.0	$498.1	$960.8	$73.2	$16.8	$5,259.5

Operating Income (Loss)	$234.7	$152.8	$124.5	$65.1	$7.6	$(98.6)	$486.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 5 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars)
Operating Revenue by Segment	$2,649.2	$2,655.2	$5,258.3	$5,259.5
Net Realized Investment Gain (Loss)	26.1	10.4	(42.4)	6.7

Revenue	$2,675.3	$2,665.6	$5,215.9	$5,266.2

Operating Income by Segment	$340.9	$222.5	$654.1	$486.1
Net Realized Investment Gain (Loss)	26.1	10.4	(42.4)	6.7
Income Tax	126.7	79.4	208.3	167.9
Income from Discontinued Operations	—	—	—	6.9

Net Income	$240.3	$153.5	$403.4	$331.8

Assets by segment are as follows:

	June 30 2008	December 31 2007
	(in millions of dollars)
Unum US	$21,076.6	$21,134.1
Unum UK	4,170.3	4,016.5
Colonial Life	2,553.9	2,518.5
Individual Disability - Closed Block	14,697.4	15,244.4
Other	7,767.2	7,900.0
Corporate	1,502.4	1,888.4

Total	$51,767.8	$52,701.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended June 30
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$7.1	$7.9	$2.2	$2.4	$0.8	$0.9
Interest Cost	14.6	13.6	2.8	2.4	2.8	2.7
Expected Return on Plan Assets	(14.9)	(14.6)	(3.2)	(3.0)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	3.5	4.9	0.7	0.7	—	—
Prior Service Credit	(0.5)	(0.8)	—	—	(0.9)	(0.9)
Transition Asset	—	—	(0.1)	—	—	—

Net Periodic Benefit Cost	$9.8	$11.0	$2.4	$2.5	$2.6	$2.5

	Six Months Ended June 30
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$14.3	$16.2	$4.3	$4.7	$1.6	$1.8
Interest Cost	29.1	27.1	5.7	4.9	5.7	5.4
Expected Return on Plan Assets	(29.8)	(29.2)	(6.4)	(6.1)	(0.3)	(0.4)
Amortization of:
Net Actuarial Loss	7.0	9.5	1.4	1.4	—	—
Prior Service Credit	(1.1)	(1.6)	—	—	(1.7)	(1.8)
Transition Asset	—	—	(0.1)	—	—	—
Curtailment	—	0.2	—	—	—	—

Net Periodic Benefit Cost	$19.5	$22.2	$4.9	$4.9	$5.3	$5.0

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

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2008; however, we elected to make voluntary contributions of $55.0 million during the first quarter of 2008. For our U.K. operation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 6 - Pensions and Other Postretirement Benefits - Continued

which maintains a separate defined benefit plan, we made required contributions totaling $1.8 million and $4.4 million for the second quarter and first six months of 2008, respectively.

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars, except share data)
Numerator
Net Income	$240.3	$153.5	$403.4	$331.8

Denominator (000s)
Weighted Average Common Shares - Basic	345,443.5	350,843.8	348,082.2	346,053.6
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	—	2,904.8	—	3,345.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	591.9	1,088.8	669.1	1,237.0

Weighted Average Common Shares - Assuming Dilution	346,035.4	354,837.4	348,751.3	350,636.5

Net Income Per Common Share
Basic	$0.70	$0.44	$1.16	$0.96
Assuming Dilution	$0.69	$0.43	$1.16	$0.95

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

The purchase contract element of the units had a threshold appreciation price of $16.95 per share, the outstanding stock options have exercise prices ranging from $12.23 to $58.56, and the nonvested stock awards have grant prices ranging from $19.18 to $26.25.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 8.0 million and 8.1 million shares of common stock for the three and six month periods ended June 30, 2008, and 6.2 million and 6.4 million common shares for the three and six month periods ended June 30, 2007.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 7 - Stockholders’ Equity and Earnings Per Common Share - Continued

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of our common stock. The remaining 9.8 million shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of approximately 0.9 million additional shares. In total, we repurchased 15.4 million shares of our common stock under this agreement. These shares are reflected as treasury stock in our consolidated balance sheet.

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

The lawsuits described below are for the most part in very preliminary stages, and the outcome of the matters is uncertain. On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless indicated otherwise, reserves have not been established for these matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

On July 30, 2007, we entered into a Stipulation of Settlement with the plaintiffs to resolve the litigation. Under the terms of the settlement, we agreed to pay $40.0 million to settle all claims that were or could have been asserted by the class in the action. After the receipt of insurance proceeds, the net cost to us was $11.6 million before tax and was included in our second quarter of 2007 operating results. The order and final judgment dismissing this case with prejudice was entered on May 16, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

On September 4, 2007, the District Court certified a (b)(2) class consisting of all plan participants and beneficiaries insured under ERISA governed long-term disability insurance policies/plans issued by Unum Group and the insuring subsidiaries of Unum Group throughout the United States who have had a long-term disability claim denied, terminated, or suspended on or after June 30, 1999 by Unum Group or one or more of its insuring subsidiaries after being subjected to any of the practices alleged in the complaint. The class as certified seeks, among other forms of relief, an opportunity to have denied or terminated claims re-assessed by so-called independent reviewers. The District Court has yet to rule on pending motions by the Company for judgment on the pleading, or for summary judgment. We are appealing the class certification order to the Sixth Circuit Court of Appeals on an interlocutory basis.

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

The court subsequently granted in part our motion for summary judgment in Taylor, dismissing plaintiff’s request for equitable relief on her breach of contract claim and dismissing any claim plaintiff may make for punitive damages under the Tennessee Consumer Protection Act. The former claim is the principal claim upon which class certification is sought. The court reserved ruling on the remainder of the pending motion for summary judgment. On July 7, 2008, the District Court denied plaintiff’s motion for class certification.

Examinations and Investigations

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provided for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. The agreements were to remain in place until the later of January 1, 2007, or the completion of an examination of claims handling practices and an examination of the reassessment process,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

both of which were to be conducted by the lead state regulators. The settlement agreements also provided for a contingent fine of up to $145.0 million on our U.S. insurance subsidiaries, in the aggregate, in the event that we failed to satisfactorily meet the performance standards in the settlement agreements relating to the examinations referred to above. The parties to the agreements subsequently agreed to extend the reassessment process until December 31, 2007.

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

On June 13, 2005, following a trial in the U.S. District Court of Nevada in the matter of G. Clinton Merrick vs. UnumProvident Corporation, Paul Revere Life Insurance Company, et al., judgment was entered in plaintiff’s favor on his breach of contract and bad faith claims, and the plaintiff was awarded contract, emotional distress and punitive damages, as well as attorneys’ fees. We appealed that judgment. The Ninth Circuit Court of Appeals reversed that portion of the judgment that awarded attorneys’ fees and punitive damages award and remanded for a new trial on the issue of punitive damages that should be awarded, if any. We thereafter paid the portion of the verdict that had been upheld and proceeded to a second trial on the limited issue of the amount of punitive damages to be awarded against UnumProvident and The Paul Revere Life Insurance Company, if any. A second jury verdict was entered on July 3, 2008, in the amount of $24.0 million as to The Paul Revere Life Insurance Company and $36.0 million as to Unum Group. We have filed post trial motions requesting, among other things, that the award be reduced and, if necessary, will appeal this verdict to the Ninth Circuit. We believe that we have strong legal arguments to raise on appeal that create significant uncertainty regarding the ultimate outcome of this matter. However, since our efforts to reduce or overturn this award are at an early stage, an estimate of the liability to resolve this matter was established in the second quarter of 2008. The accrual was not material to our operating results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

On June 23, 2008, we reached a settlement with the U. S. Attorney in San Diego regarding the investigation by the United States Attorney’s Office and the U. S. Department of Labor into broker compensation practices and compliance with ERISA. Under the terms of the settlement we agreed to pay $5.6 million. Compliance with the terms of the settlement agreement will not require any further changes in our business practices, as we previously made changes to our broker compensation program.

On April 25, 2008, we agreed to pay $250,000 to settle the County of San Diego District Attorney’s investigation of our broker compensation practices. The settlement does not require any changes to our current business practices.

We have cooperated fully with all investigations and will continue to do so. However, due to a prolonged period of inactivity, we consider the remaining state investigations dormant.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, RICO, ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007. On June 21, 2007, defendants filed a motion to dismiss and for summary judgment on all counts. On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts was granted on January 14, 2008. All pending state law claims were dismissed without prejudice. Plaintiffs have filed an appeal with the Third Circuit Court of Appeals of the order dismissing their federal antitrust and RICO claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. A motion to dismiss the complaint was unsuccessful. We filed a motion for summary judgment which the court took under advisement.

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under group life insurance policies when we paid certain life insurance proceeds by establishing interest-bearing Retained Asset Accounts rather than checks. On February 4, 2008, the court granted the Company’s motion to dismiss all claims. Plaintiffs have appealed that decision to the First Circuit Court of Appeals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2008

Note 9 - Other

Acquisition

During the second quarter of 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. As a result of the assumption, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million, and recorded a deferred gain of £2.7 million.

Debt

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. The notes, issued in May 2003 as a component of our adjustable conversion-rate equity units, represent the outstanding remarketed portion of the original issuance of $575.0 million. We previously repurchased and retired $400.0 million of the original issuance at the time of the closing of the remarketing of the units in February 2006.

During the first six months of 2008, we made principal payments of $25.4 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015.

At June 30, 2008, short-term debt consisted of the $150.0 million 5.859% senior notes due May 2009 and $90.0 million of reverse repurchase agreements with a weighted average interest rate of 2.60 percent and maturity dates ranging from July 8 through July 16, 2008.

Income Tax

We do not believe that it is reasonably possible that our existing liability for unrecognized tax benefits will significantly change within the next 12 months. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of income are $1.8 million and $2.8 million for the three and six month periods ended June 30, 2008, respectively. In the second quarter of 2008, we received from the Internal Revenue Service the revenue agent’s report for the years 2002 to 2004. We believe sufficient provision has been made for all proposed adjustments and that such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

Note 10 - Subsequent Event

Pursuant to the common stock repurchase program previously discussed in Note 7, on July 31, 2008, we entered into an accelerated stock repurchase program with a financial counterparty whereby we intend to repurchase up to $350.0 million of Unum Group’s common stock. The repurchased shares will be held in treasury, until such time as they may be reissued or retired.

As part of this transaction, we simultaneously entered into a forward contract indexed to the price of our common stock, which subjects the transaction to a future price adjustment. Upon settlement of the contract in the fourth quarter of 2008, the price adjustment will be calculated based on the volume weighted average price of our common stock during the term of the agreement, less a discount. If we are required to pay a price adjustment to the counterparty, we have the option of settling the adjustment in shares of our common stock or cash. Any price adjustment payable to us will be settled in shares of our common stock.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2008, and the related consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

July 31, 2008

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

We have well established market positions. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates.

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

•

Continued innovation throughout our businesses. Within Unum US, we plan to broadly launch Simply Unum in the small to mid sized employer marketplace. We also plan to capitalize on the introduction of a number of health related products for Colonial Life, as well as the launch of a pilot voluntary benefits program in our Unum UK business.

•	Leveraging of our leadership positions and marketplace reputation. We will seek to build on the momentum of 2007 with increased brand and product awareness.

•

Execution of our capital management strategy. We formalized our capital management strategy during 2007 and established several financial thresholds and targets that will guide our capital decisions during 2008 and beyond.

•	Professional development of our employees. We have increased our focus on training and development as well as talent management and building bench strength throughout the Company.

We are confident in our business outlook and believe that our product diversification across sectors and locations, our mix of business, our disciplined underwriting, pricing, claims, and expense management, our investment portfolio, and our capital management strategy will somewhat mitigate the potential impact of an economic slowdown on our operating results.

Operating Performance

For the second quarter and first six months of 2008, Unum US reported increases in segment operating income of 11.2 percent and 12.6 percent, respectively, compared to the prior year periods and excluding the second quarter of 2007 revision to the claim reassessment reserve estimate. The group disability benefit ratio was 90.5 percent for the second quarter of 2008, consistent with our goal of continual profit margin improvement for this line of business. Unum US sales decreased 4.0 percent in the second quarter of 2008 compared to the second quarter of 2007 but increased 11.0 percent in the first six months of 2008 when compared to the prior year period. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had sales increases of 3.4 percent and 15.7 percent, respectively, over the second quarter and first six months of 2007, and the number of new accounts increased 12.5 percent over the prior year first six months. Our supplemental and voluntary sales increased 16.2 percent over the first six months of 2007 but declined 3.6 percent in the second quarter of this year compared to last year’s second quarter. Sales in the group large case market segment declined 13.2 percent compared to the prior year second quarter and 3.8 percent for the first six months. During the third quarter of 2007, we introduced Simply Unum, an integrated platform of products and online services that we believe will transform the benefits marketplace through innovative solutions for our group core market segment and our voluntary market. The initial limited market rollout occurred in 2007. With the addition of 35 states during the second quarter of 2008, we have now expanded the availability of Simply Unum to 41 states nationwide. We will complete the rollout to the remaining states as state approvals are received. We are also in the process of developing additional products and services.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 24.6 percent for the second quarter of 2008 and 19.6 percent for the first six months of the year, as measured in Unum UK’s local currency, relative to the comparable periods of 2007. Overall sales in Unum UK increased 12.1 percent over the second quarter of 2007 and 2.0 percent for the first six months of 2008 as compared to the prior year. Unum UK reported £4.8 million of additional sales during the first six months of 2007 related to the change in age equality legislation, compared to approximately £0.9 million of those types of sales in the first six months of 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 28.6 percent and 22.2 percent in the second quarter and first six months of 2008 relative to the comparable periods of 2007, with sales in the core market segment, which we define for Unum UK as employee groups with less than 500 lives, driving the increase. The U.K. market remains highly competitive. Unum UK continues work on the development of a voluntary benefits offering to meet the benefit needs of the changing U.K. marketplace. We intend to utilize the basic Simply Unum platform used in the U.S. and adapt it for the unique aspects of the U.K. market.

Our Colonial Life segment reported an increase in segment operating income of 5.1 percent compared to the prior year second quarter and 8.9 percent for the first six months. Colonial Life’s sales increased 3.3 percent in the second quarter of 2008 relative to last year’s second quarter. Sales in the commercial market segment for employee groups with less than 100 lives increased 10.8 percent. The number of new accounts increased over the prior year second quarter, although the average new case size was smaller than the prior year. For the first six months of 2008, sales increased 1.8 percent compared to the first six months of 2008, with sales in the commercial market segment for employee groups with less than 100 lives increasing 9.5 percent. During the latter part of 2007, we introduced a new hospital confinement indemnity insurance plan product and a group limited benefit medical plan product, and in the first quarter of 2008, we introduced the new Colonial Life brand. We are pleased with the marketplace reception for our new Colonial Life brand and these new product offerings. Colonial Life continues to expand its enrollment capabilities and its product offerings. Early in the third quarter of 2008, Colonial Life will introduce the latest release of its enrollment system, Harmony, which offers multiple enrollment solutions. In addition, all of Colonial Life’s individual products, including two new life products, will be available on Harmony.

Our investment portfolio continues to perform well, with net investment income of $1,204.5 million for the first six months of 2008, slightly higher than the comparable period of 2007. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio and to “Alt-A” loans.

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

•

Maintain cash and liquid investments at our holding companies sufficient to cover one year of fixed charges (measured as interest expense plus common stock dividends) plus a capital fund which will vary with business and economic conditions.

•	Maintain a common stock dividend yield that is near the median of our peer companies.

At the end of the second quarter of 2008, all of our financial measurements for capital management continue to compare favorably to our target levels. In addition, during the first six months of 2008, we completed $350.0 million of our authorized share repurchase program, and we lowered our leverage from 21.4 percent at the end of 2007 to 20.1 percent at the end of June.

We intend to substantially complete the second half of our authorized share repurchase program during the third quarter of 2008 using an accelerated stock repurchase agreement.

See “Liquidity and Capital Resources” contained herein for further detail.

Outstanding Legal and Regulatory Issues

During the second quarter of 2008, we reached a settlement with the U.S. Attorney in San Diego regarding broker compensation disclosure practices dating back several years. While this settlement was only recently finalized, it covers issues that were resolved several years ago with other regulators. We have worked cooperatively with the U.S. Attorney’s office since its inquiry into the industry’s compensation practices began. As part of the settlement, we agreed to a payment of $5.6 million and included this expense in our second quarter of 2008 results. Compliance with the terms of the settlement agreement will not require any further changes in our business practices, as we previously made changes to our broker compensation program.

During 2005, following a trial in the U.S. District Court of Nevada, a judgment was entered in the plaintiff’s favor on the plaintiff’s breach of contract and bad faith claims, and the plaintiff was awarded contract, emotional distress, and punitive damages, as well as attorneys’ fees. We appealed that judgment, and the Ninth Circuit Court of Appeals reversed the portion of the judgment that awarded attorneys’ fees and punitive damages award and remanded for a new trial on the issue of punitive damages that should be awarded, if any. We paid the portion of the verdict that had been upheld and proceeded to a second trial on the limited issue of the amount of punitive damages to be awarded against us, if any. A second jury verdict was entered in July 2008 in the amount of $60.0 million.

We have filed post trial motions requesting, among other things, that the award be reduced and, if necessary, will appeal this verdict to the Ninth Circuit. We believe that we have strong legal arguments to raise on appeal that create significant uncertainty regarding the ultimate outcome of this matter. However, since our efforts to reduce or overturn this award are at an early stage, an estimate of the liability to resolve this matter was established in the second quarter of 2008. The accrual was not material to our operating results.

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

First Six Months 2008 Significant Transactions and Events

Financing

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. The final settlement occurred during the second quarter of 2008, and in total, we repurchased 15.4 million shares of our common stock under this agreement.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. The notes, issued in May 2003 as a component of our adjustable conversion-rate equity units, represent the outstanding remarketed portion of the original issuance of $575.0 million. We previously repurchased and retired $400.0 million of the original issuance at the time of the closing of the remarketing of the units in February 2006.

During the first six months of 2008, we made principal payments of $25.4 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015.

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

First Six Months 2007 Significant Transactions and Events

Revised Claim Reassessment Reserve Estimate

As previously noted, during 2007 we completed the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. Prior to completion of the claim reassessment process, in the second quarter of 2007 we increased our provision for the estimated cost of the claim reassessment process $53.0 million before tax and $34.5 million after tax based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim. The revised second quarter of 2007 estimate was based on the cost of approximately 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed at that time. At the time of our second quarter of 2007 revision, we had not yet finalized our claim reassessment on the remaining forms but had performed a financial review and included that information in our analysis of emerging experience. Additional information regarding the second quarter revision to our estimate is as follows:

1.	We increased our previous estimate for benefit costs for claims reopened for our Unum US group long-term disability product line $76.5 million. The revision related to the increase during the second quarter of 2007 in the overturn rate and the average cost, as well as a slightly higher number of claims.

2.	We decreased our previous estimate for benefit costs for claims reopened for our Individual Disability – Closed Block segment $10.7 million. Although the experience relative to our assumptions for the overturn rate was slightly higher, experience indicated that the total number of claims for this segment would be less than our previous assumptions.

3.	We decreased our previous estimate for the additional incremental direct claim reassessment operating expenses $12.8 million due to our projections for an earlier completion of the reassessment process. We released $10.3 million for Unum US group long-term disability and $2.5 million for our Individual Disability – Closed Block segment.

4.	These second quarter of 2007 adjustments to our claim reassessment costs decreased 2007 before-tax operating earnings for our Unum US group disability line of business $66.2 million and increased 2007 before-tax operating earnings for our Individual Disability – Closed Block segment $13.2 million.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of fixed maturity investment securities, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first six months of 2008.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Revenue
Premium Income	$1,968.6	(0.9)%	$1,986.7	$3,919.1	(0.3)%	$3,930.7
Net Investment Income	613.1	2.6	597.8	1,204.5	1.4	1,187.3
Net Realized Investment Gain (Loss)	26.1	151.0	10.4	(42.4)	N.M.	6.7
Other Income	67.5	(4.5)	70.7	134.7	(4.8)	141.5

Total	2,675.3	0.4	2,665.6	5,215.9	(1.0)	5,266.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,674.7	(7.8)	1,816.9	3,331.6	(6.1)	3,546.2
Commissions	212.9	2.2	208.3	431.8	2.5	421.3
Interest and Debt Expense	40.4	(9.2)	44.5	84.3	(6.7)	90.4
Cost Related to Early Retirement of Debt	0.4	(50.0)	0.8	0.4	(87.5)	3.2
Deferral of Acquisition Costs	(153.6)	12.7	(136.3)	(299.2)	9.0	(274.4)
Amortization of Deferred Acquisition Costs	127.3	4.1	122.3	257.3	7.7	238.9
Compensation Expense	191.8	8.1	177.4	377.7	7.7	350.7
Other Expenses	214.4	7.8	198.8	420.3	5.8	397.1

Total	2,308.3	(5.1)	2,432.7	4,604.2	(3.5)	4,773.4

Income from Continuing Operations Before Income Tax	367.0	57.6	232.9	611.7	24.1	492.8
Income Tax	126.7	59.6	79.4	208.3	24.1	167.9

Income from Continuing Operations	240.3	56.5	153.5	403.4	24.2	324.9

Income from Discontinued Operations	—	N.M.	—	—	(100.0)	6.9

Net Income	$240.3	56.5	$153.5	$403.4	21.6	$331.8

N.M. = not a meaningful percentage

In describing our results, we may at times note certain items and exclude the impact of these items on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur. The second quarter of 2007 revision to our estimate of benefit costs and associated operating expenses for claims reopened in our claim reassessment process affects the comparability of the financial results reported herein and, only where noted, are excluded from certain of our financial ratios and metrics.

Consolidated premium income for the second quarter and first six months of 2008 includes premium growth, relative to the prior year periods, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum UK reported premium growth for the first six months of 2008 relative to the prior year but had a slight decline for the second quarter of 2008 due to lower sales and persistency. Unum US group disability and group life and accidental death and dismemberment lines of business experienced a decline in premium income during the second quarter and first six months of 2008 compared to the same periods of 2007, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. However, both premium and case persistency for these lines of business improved during 2008 relative to 2007, indicating that persistency for these product lines has begun to stabilize as expected. Premium income in the Individual Disability – Closed Block segment decreased in 2008 relative to 2007, as expected in this closed block of business.

Net investment income was slightly higher in the second quarter and first six months of 2008 than the second quarter and first six months of 2007 due primarily to growth in the level of invested assets. Partially offsetting this increase was a decrease in bond call premiums and decline in the level of prepayment income on mortgage-backed securities.

We reported a net realized investment gain of $26.1 million in the second quarter of 2008 compared to $10.4 million in the second quarter of 2007. For the first six months, we reported a net realized loss of $42.4 million in 2008 compared to a gain of $6.7 million in 2007. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During the second quarter and first six months of 2008, changes in the fair value of the embedded derivatives associated with modified coinsurance arrangements resulted in a realized gain of $25.0 million and a realized loss of $39.1 million, respectively, compared to net realized gains of $9.7 million and $6.3 million for the prior year periods. The year-to-date loss in 2008 resulted primarily from a widening of credit spreads in the overall investment market. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 85.1 percent and 85.0 percent for the second quarter and first six months of 2008 compared to 91.5 percent and 90.2 percent for the same periods of 2007, with improved risk results in each of our segments and in each of the major lines of business within the Unum US segment. Our reported benefits and change in reserves for future benefits for the second quarter and the first six months of 2007 include $65.8 million related to revisions to our estimate of benefit costs for claims reopened in our claim reassessment process. Excluding this charge, the ratio of benefits and change in reserves for future benefits to premium income was 88.1 percent and 88.5 percent for the second quarter and the first six months of 2007, respectively. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is lower relative to the second quarter and first six months of 2007 due to lower rates of interest on our outstanding debt relative to last year, primarily as a result of the replacement of older fixed rate debt with non-recourse floating rate debt.

The deferral and amortization of deferred acquisition costs was higher in the second quarter and first six months of 2008 relative to the prior year comparable periods due primarily to continued growth in certain of our product lines. Amortization also increased due to an increase in the amortization related to Unum US internal replacement transactions that result in a policy that is substantially changed as well as slightly elevated persistency in certain policy issue years.

Our other expense ratio increased in the second quarter and first six months of 2008 in comparison to the same periods of 2007 due primarily to our investment in brand and product promotion and an increase in product and service development costs in our core lines of business. Also included in 2008 expense is the $5.6 million settlement regarding broker compensation. We intend to aggressively manage our operating expenses while continuing to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Unum US
Fully Insured Products	$154.4	(3.6)%	$160.2	$328.1	11.2%	$295.1
Administrative Services Only (ASO) Products	1.7	(29.2)	2.4	2.9	(6.5)	3.1

Total Unum US	156.1	(4.0)	162.6	331.0	11.0	298.2

Unum UK	30.9	11.2	27.8	49.6	2.1	48.6

Colonial Life	81.2	3.3	78.6	148.9	1.8	146.2

Individual Disability - Closed Block	0.4	(42.9)	0.7	0.9	(43.8)	1.6

Consolidated	$268.6	(0.4)	$269.7	$530.4	7.2	$494.6

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating Revenue by Segment	$2,649.2	$2,655.2	$5,258.3	$5,259.5
Net Realized Investment Gain (Loss)	26.1	10.4	(42.4)	6.7

Revenue	$2,675.3	$2,665.6	$5,215.9	$5,266.2

Operating Income by Segment	$340.9	$222.5	$654.1	$486.1
Net Realized Investment Gain (Loss)	26.1	10.4	(42.4)	6.7
Income Tax	126.7	79.4	208.3	167.9
Income from Discontinued Operations	—	—	—	6.9

Net Income	$240.3	$153.5	$403.4	$331.8

As previously noted, included in operating income by segment are before-tax charges of $53.0 million in the second quarter and first six months of 2007 related to a revision to our regulatory claim reassessment reserve estimates. This charge lowered net income $34.5 million in 2007 for the applicable periods.

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

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$1,246.9	(1.5)%	$1,265.7	$2,477.3	(1.3)%	$2,510.6
Net Investment Income	290.1	1.1	286.9	569.2	1.0	563.8
Other Income	33.4	(3.2)	34.5	66.0	(4.6)	69.2

Total	1,570.4	(1.1)	1,587.1	3,112.5	(1.0)	3,143.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,006.8	(11.6)	1,138.6	1,996.7	(8.6)	2,184.6
Commissions	130.3	5.4	123.6	262.5	3.7	253.1
Deferral of Acquisition Costs	(84.5)	15.3	(73.3)	(165.6)	10.5	(149.8)
Amortization of Deferred Acquisition Costs	77.8	9.3	71.2	159.5	15.9	137.6
Other Expenses	263.8	12.4	234.7	520.5	7.7	483.4

Total	1,394.2	(6.7)	1,494.8	2,773.6	(4.7)	2,908.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$176.2	90.9	$92.3	$338.9	44.4	$234.7

As previously discussed, included in operating income for Unum US is a before-tax charge of $66.2 million in the second quarter and first six months of 2007 related to a revision to our regulatory claim reassessment reserve estimates.

Unum US Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Fully Insured Products
Group Long-term Disability	$45.4	(14.3)%	$53.0	$81.5	3.8%	$78.5
Group Short-term Disability	16.4	1.2	16.2	29.8	(5.1)	31.4
Group Life	38.6	9.3	35.3	65.7	18.6	55.4
Accidental Death & Dismemberment	3.4	6.3	3.2	6.3	21.2	5.2
Individual Disability - Recently Issued	12.8	(11.7)	14.5	29.3	1.0	29.0
Group Long-term Care	7.9	11.3	7.1	16.7	26.5	13.2
Individual Long-term Care	2.2	(4.3)	2.3	4.9	11.4	4.4
Voluntary Benefits	27.7	(3.1)	28.6	93.9	20.4	78.0

Total Fully Insured Products	154.4	(3.6)	160.2	328.1	11.2	295.1

Administrative Services Only (ASO) Products	1.7	(29.2)	2.4	2.9	(6.5)	3.1

Total Sales	$156.1	(4.0)	$162.6	$331.0	11.0	$298.2

Sales for Unum US decreased 4.0 percent in the second quarter of 2008 relative to the prior year second quarter, driven primarily by a 13.2 percent decline in sales in the group large case market segment. Sales in the large case market segment declined 3.8 percent for the first six months of 2008 relative to the first six months of 2007.

Sales for our group core market segment increased 3.4 percent and 15.7 percent over the prior year second quarter and first six months, respectively. We had a sales mix of approximately 60 percent core market and 40 percent large case market in the second quarter and first six months of 2008, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Sales for our individual disability line of business decreased in the second quarter of 2008 compared to the second quarter of 2007 but increased slightly over the first six months of 2007. Sales of the multi-life product declined approximately 11.2 percent in the second quarter of 2008 compared to last year’s second quarter but increased 4.2 percent for the first six months relative to the first six months of last year. Long-term care sales increased over the prior year second quarter and first six months, driven by sales growth in group long-term care. Our voluntary benefits sales decreased slightly in the second quarter of 2008 due to a decrease in sales in the large case market segment offset partially by an increase in sales in the core market segment. Voluntary benefits sales increased in the first six months of 2008 relative to the same prior year period, with sales increases in both the core and large case market segments.

We anticipate that sales for our group core market segment and our voluntary products will continue to increase during the remainder of 2008, aided in part by the introduction of Simply Unum in additional sales offices during the second quarter of 2008.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$463.0	(3.7)%	$480.7	$922.4	(3.1)%	$952.1
Group Short-term Disability	110.6	(14.0)	128.6	219.6	(11.2)	247.3

Total Premium Income	573.6	(5.9)	609.3	1,142.0	(4.8)	1,199.4
Net Investment Income	158.4	(4.3)	165.5	312.4	(2.6)	320.8
Other Income	25.3	2.8	24.6	49.7	0.8	49.3

Total	757.3	(5.3)	799.4	1,504.1	(4.2)	1,569.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	519.1	(19.0)	641.2	1,036.5	(13.1)	1,192.3
Commissions	41.6	0.2	41.5	84.4	(2.9)	86.9
Deferral of Acquisition Costs	(15.0)	—	(15.0)	(29.4)	(3.6)	(30.5)
Amortization of Deferred Acquisition Costs	19.1	15.1	16.6	38.5	16.0	33.2
Other Expenses	146.8	12.5	130.5	289.8	5.7	274.3

Total	711.6	(12.7)	814.8	1,419.8	(8.8)	1,556.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$45.7	N.M.	$(15.4)	$84.3	N.M.	$13.3

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	90.5%		105.2%	90.8%		99.4%
Other Expense Ratio (2)	25.6%		21.4%	25.4%		22.9%
Before-tax Operating Income (Loss) Ratio (3)	8.0%		(2.5)%	7.4%		1.1%

Premium Persistency:
Group Long-term Disability				88.3%		83.9%
Group Short-term Disability				83.6%		74.9%

Case Persistency:
Group Long-term Disability				88.6%		87.7%
Group Short-term Disability				87.4%		86.6%

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

Premium income for group disability decreased in the second quarter and first six months of 2008 relative to the prior year, as expected, due primarily to our pricing, renewal, and risk selection strategy. However, premium persistency and case persistency both improved over the prior year in both the core and large case markets, indicating that persistency for these lines is beginning to stabilize as expected. Net investment income decreased in the second quarter and first six months of 2008 in comparison to the prior year due primarily to the investment of new cash at lower rates than that of the portfolio yield as a result of the lower interest rate environment and a decrease in bond call premiums. These declines in net investment income were partially offset by an increase in the level of assets supporting these lines of business. Other income includes ASO fees of $16.4 million and $32.6 million for the second quarter and first six months of 2008, respectively, and $15.7 million and $31.7 million for the second quarter and first six months of 2007.

The benefit ratio for the second quarter and first six months of 2008 was lower than the benefit ratio for the same prior year periods due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Claim incidence rates are slightly lower than the prior year, with no unusual trends noted by sector or by case size.

The deferral of acquisition costs was level in the second quarter and decreased slightly in the first six months of 2008 due to a slight decline in acquisition related expenses relative to the level of expenses in the first six months of 2007. Amortization was higher in the second quarter and first six months of 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in the second quarter and first six months of 2008 compared to the prior year comparable periods due primarily to the decline in premium income. Also contributing to the increase in the other expense ratio was the expense related to the broker compensation settlement previously discussed, of which $4.4 million was included in the second quarter and first six months 2008 expenses for group disability. The decline in acquisition related expenses, as noted above, was mostly offset by an increase in policy maintenance expenses and product and service development costs.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Life	$268.0	(3.3)%	$277.1	$529.4	(5.1)%	$557.9
Accidental Death & Dismemberment	32.6	1.6	32.1	63.6	(1.4)	64.5

Total Premium Income	300.6	(2.8)	309.2	593.0	(4.7)	622.4
Net Investment Income	31.9	(9.1)	35.1	63.2	(9.1)	69.5
Other Income	0.7	16.7	0.6	1.2	—	1.2

Total	333.2	(3.4)	344.9	657.4	(5.2)	693.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	208.9	(9.0)	229.6	408.2	(12.2)	465.0
Commissions	20.8	(7.6)	22.5	42.4	(6.0)	45.1
Deferral of Acquisition Costs	(10.2)	20.0	(8.5)	(19.8)	12.5	(17.6)
Amortization of Deferred Acquisition Costs	13.7	38.4	9.9	27.4	42.7	19.2
Other Expenses	45.7	14.5	39.9	89.5	11.2	80.5

Total	278.9	(4.9)	293.4	547.7	(7.5)	592.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$54.3	5.4	$51.5	$109.7	8.7	$100.9

Operating Ratios (% of Premium Income):
Benefit Ratio	69.5%		74.3%	68.8%		74.7%
Other Expense Ratio	15.2%		12.9%	15.1%		12.9%
Before-tax Operating Income Ratio	18.1%		16.7%	18.5%		16.2%

Premium Persistency:
Group Life				84.8%		78.3%
Accidental Death & Dismemberment				86.7%		79.7%

Case Persistency:
Group Life				88.2%		86.5%
Accidental Death & Dismemberment				88.5%		87.0%

Premium income for group life decreased in the second quarter and first six months of 2008 relative to the prior year periods due primarily to our pricing, renewal, and risk selection strategy. Premium persistency and case persistency both improved in comparison to the prior year. The decrease in net investment income relative to the prior year second quarter and first six months resulted primarily from a decline in the level of assets supporting these lines of business and a lower yield due to the investment of new cash at lower rates than that of our portfolio yield.

The benefit ratio decreased in the second quarter and first six months of 2008 due primarily to lower paid claim incidence rates for both group life and the accidental death and dismemberment lines of business.

Amortization of deferred acquisition costs was higher in the second quarter and first six months of 2008 relative to the prior year periods due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in the second quarter and first six months of 2008 in comparison to the prior year periods due primarily to the decline in premium income as well as an increase in policy maintenance expenses and product and service development costs. Also included in the second quarter and first six months of 2008 expenses was $1.2 million related to the broker compensation settlement previously discussed.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$116.1	1.2%	$114.7	$234.3	2.6%	$228.4
Long-term Care	143.9	9.3	131.6	285.2	9.6	260.3
Voluntary Benefits	112.7	11.7	100.9	222.8	11.3	200.1

Total Premium Income	372.7	7.3	347.2	742.3	7.8	688.8
Net Investment Income	99.8	15.6	86.3	193.6	11.6	173.5
Other Income	7.4	(20.4)	9.3	15.1	(19.3)	18.7

Total	479.9	8.4	442.8	951.0	7.9	881.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	278.8	4.1	267.8	552.0	4.7	527.3
Commissions	67.9	13.9	59.6	135.7	12.1	121.1
Deferral of Acquisition Costs	(59.3)	19.1	(49.8)	(116.4)	14.5	(101.7)
Amortization of Deferred Acquisition Costs	45.0	0.7	44.7	93.6	9.9	85.2
Other Expenses	71.3	10.9	64.3	141.2	9.8	128.6

Total	403.7	4.4	386.6	806.1	6.0	760.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$76.2	35.6	$56.2	$144.9	20.2	$120.5

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.2%		58.0%	52.4%		57.6%
Long-term Care	106.3%		107.9%	105.3%		106.3%
Voluntary Benefits	57.9%		58.8%	57.9%		59.5%
Other Expense Ratio	19.1%		18.5%	19.0%		18.7%
Before-tax Operating Income Ratio	20.4%		16.2%	19.5%		17.5%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	35.6%		42.6%	36.1%		42.3%
Long-term Care	75.9%		79.1%	75.3%		77.8%

Premium Persistency:
Individual Disability - Recently Issued				90.7%		90.8%
Long-term Care				95.4%		95.0%
Voluntary Benefits				80.6%		78.1%

The increase in premium income for the second quarter and first six months of 2008 relative to the prior year is due to sales growth in our supplemental and voluntary product lines, the impact of premium rate increases implemented for individual long-term care, and overall stable persistency. Net investment income increased relative to the prior year second quarter and first six months primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual disability – recently issued line of business decreased in the second quarter and first six months of 2008 relative to the prior year periods due primarily to a decrease in incidence rates, partially offset by a lower claim recovery rate. The interest adjusted loss ratio for long-term care was lower in the second quarter and first six months of 2008 than in the prior year periods due primarily to an increase in the claim recovery rate which was partially offset by an increase in claim incidence rates. The benefit ratio for voluntary benefits decreased in comparison to the prior year second quarter and first six months due primarily to a lower rate of paid claim incidence for the voluntary benefits disability line of business and a lower mortality rate for the voluntary life line of business.

The increase in commissions and the deferral and amortization of acquisition costs from the prior year second quarter and first six months is due primarily to growth in these lines of business. The other expense ratio increased in comparison to the prior year second quarter and first six months due to an increase in product and service development costs and acquisition related expenses.

Segment Outlook

Our primary focus in 2008 is continued improvement of our claims management performance in our group disability line of business along with growth in our core group market and our supplemental and voluntary lines of business. We expect our overall benefit ratio for group disability to gradually improve to the 88 to 89 percent range by late 2008 to early 2009.

We are focused on diversifying our product portfolio through new initiatives such as Simply Unum and increased focus on our group core market and voluntary product sales. Simply Unum combines group and voluntary coverages on one fully-integrated platform and represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. The initial market rollout in the third quarter of 2007 was limited to four pilot sales offices. Marketplace reaction from brokers and customers has been very positive. We have now expanded the availability of Simply Unum to 41 states nationwide. We will complete the rollout to the remaining states as state approvals are received.

We expect that premium income growth will emerge in late 2008 and 2009 as our group large case market persistency stabilizes and growth continues in our group core market and our supplemental product lines.

Although periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market, the current downturn or a future downturn may not necessarily lead to a similar increase in claim incidence. In addition, we have previously taken steps to better improve our risk profile. We have reduced our exposure to volatile business segments through diversification by market size, product segment, and industry segment. Our claims management is positioned for stable and sustainable performance levels. We have not currently experienced an increase in claim incidence levels, in the aggregate or in any particular market sector or case size. We may see some near term impact from the uncertain economic environment on premium growth if customers elect to delay expansion of existing benefits in today’s environment. We may also see some volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$178.6	(8.2)%	$194.6	$363.6	(1.5)%	$369.2
Group Life	52.8	22.8	43.0	98.3	20.3	81.7
Individual Disability	10.3	9.6	9.4	20.4	10.9	18.4

Total Premium Income	241.7	(2.1)	247.0	482.3	2.8	469.3
Net Investment Income	54.9	10.0	49.9	100.2	4.7	95.7
Other Income	0.2	(33.3)	0.3	0.4	(80.0)	2.0

Total	296.8	(0.1)	297.2	582.9	2.8	567.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	141.0	(8.2)	153.6	278.8	(3.7)	289.4
Commissions	13.7	(23.5)	17.9	30.8	(7.5)	33.3
Deferral of Acquisition Costs	(11.9)	14.4	(10.4)	(20.5)	4.1	(19.7)
Amortization of Deferred Acquisition Costs	8.3	(32.5)	12.3	15.7	(35.1)	24.2
Other Expenses	49.7	7.8	46.1	95.0	9.2	87.0

Total	200.8	(8.5)	219.5	399.8	(3.5)	414.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$96.0	23.6	$77.7	$183.1	19.8	$152.8

Operating Ratios (% of Premium Income):
Benefit Ratio	58.3%		62.2%	57.8%		61.7%
Other Expense Ratio	20.6%		18.7%	19.7%		18.5%
Before-tax Operating Income Ratio	39.7%		31.5%	38.0%		32.6%

Premium Persistency:
Group Long-term Disability				86.0%		88.3%
Group Life				78.1%		71.1%
Individual Disability				88.7%		88.3%

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

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	£90.6	(7.6)%	£98.0	£184.1	(1.7)%	£187.3
Group Life	26.8	24.1	21.6	49.8	20.3	41.4
Individual Disability	5.2	8.3	4.8	10.3	9.6	9.4

Total Premium Income	122.6	(1.4)	124.4	244.2	2.6	238.1
Net Investment Income	27.9	11.2	25.1	50.8	4.7	48.5
Other Income	0.1	—	0.1	0.2	(80.0)	1.0

Total	150.6	0.7	149.6	295.2	2.6	287.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	71.5	(7.5)	77.3	141.2	(3.8)	146.8
Commissions	7.0	(22.2)	9.0	15.6	(7.7)	16.9
Deferral of Acquisition Costs	(6.0)	15.4	(5.2)	(10.4)	4.0	(10.0)
Amortization of Deferred Acquisition Costs	4.2	(32.3)	6.2	8.0	(35.0)	12.3
Other Expenses	25.2	8.6	23.2	48.1	9.1	44.1

Total	101.9	(7.8)	110.5	202.5	(3.6)	210.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£48.7	24.6	£39.1	£92.7	19.6	£77.5

Weighted Average Pound/Dollar Exchange Rate	1.971		1.987	1.975		1.972

Premium income decreased in the second quarter of 2008 relative to the prior year due primarily to lower persistency in the group long-term disability line of business. Somewhat offsetting the decrease for group long-term disability in the second quarter and first six months of 2008 was an increase in group long-term disability premium income of £2.8 million relating to a non-recurring reinsurance premium on a previously acquired claims block. For the first six months of 2008, the increase in premium income for group life and individual disability more than offset the decline in group long-term disability resulting from the lower persistency. Prior period sales growth as well as a decrease in group life ceded premiums as a result of a modification, in the fourth quarter of 2007, of a quota share reinsurance arrangement relating to new group life sales were the primary contributors to the increase. Net investment income increased in the second quarter and first six months of 2008 relative to the prior year due primarily to the growth in the level of assets supporting these lines of business.

The lower benefit ratio in the second quarter and first six months of 2008 in comparison to the prior year periods was primarily due to a lower rate of claim incidence for both group long-term disability and group life and an increased rate of claim recoveries for group long-term disability.

The decrease in amortization of acquisition costs in the second quarter and first six months of 2008 relative to the prior year periods is due primarily to a decrease in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in comparison with the prior year second quarter and first six months due primarily to continued growth in expenses associated with investing in process changes.

During the second quarter of 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. As a result of the assumption, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million, and recorded a deferred gain of £2.7 million. The transaction is not expected to materially impact operating results.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Group Long-term Disability	$23.2	4.5%	$22.2	$38.0	(1.3)%	$38.5
Group Life	5.8	45.0	4.0	7.9	16.2	6.8
Individual Disability	1.9	18.8	1.6	3.7	12.1	3.3

Total Sales	$30.9	11.2	$27.8	$49.6	2.1	$48.6

Total Sales (in millions of pounds)	£15.7	12.1	£14.0	£25.1	2.0	£24.6

Sales in Unum UK for the second quarter and first six months of 2008 were higher in comparison to the level of the prior year due to an increase in core market, which we define for Unum UK as employee groups with less than 500 lives, as well as large case market sales. Sales to existing customers declined year over year. In the U.K., legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. During 2007, Unum UK took advantage of the opportunities offered by age equality legislation, with £2.1 million and £4.8 million of additional sales during the second quarter and first six months of 2007, respectively, compared to £0.4 million and £0.9 million in the second quarter and first six months of 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 28.6 percent and 22.2 percent in the second quarter and first six months of 2008 as compared to the same prior year periods.

Segment Outlook

During 2008, we intend to focus on continued profitable sales growth and improvement in our premium persistency. We anticipate that high levels of profitability in this segment will continue, but with margins likely to return to approximately 30 percent in the medium term as we invest in new growth opportunities.

We expect to maintain our strong leadership position in the U.K, but in the current competitive market we have a cautious outlook for premium growth. We are exploring additional market opportunities to expand our growth in the group market through new distribution channels and new product offerings, including leveraging Unum US expertise to open up the voluntary workplace market in the U.K. In April 2008, we launched an innovative group disability product targeted to our core market segment. We are making good progress on our initiative to provide the U.K. market with industry leading services, processes, systems, and operational capability.

Regarding the current economic downturn, we have not yet experienced any deterioration in disability claims incidence or claim recoveries. The more likely impact of a softer economic environment is on premium growth, which could be impacted by a prolonged competitive pricing environment. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$150.6	7.2%	$140.5	$300.1	7.1%	$280.2
Life	39.0	10.5	35.3	77.5	9.3	70.9
Cancer and Critical Illness	53.0	8.2	49.0	105.4	8.5	97.1

Total Premium Income	242.6	7.9	224.8	483.0	7.8	448.2
Net Investment Income	26.4	6.0	24.9	52.3	6.1	49.3
Other Income	0.1	(66.7)	0.3	0.2	(66.7)	0.6

Total	269.1	7.6	250.0	535.5	7.5	498.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	113.8	7.4	106.0	227.3	5.2	216.0
Commissions	53.4	7.4	49.7	106.5	7.5	99.1
Deferral of Acquisition Costs	(57.2)	8.7	(52.6)	(113.1)	7.8	(104.9)
Amortization of Deferred Acquisition Costs	41.2	6.2	38.8	82.1	6.5	77.1
Other Expenses	49.7	15.0	43.2	97.1	12.5	86.3

Total	200.9	8.5	185.1	399.9	7.0	373.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$68.2	5.1	$64.9	$135.6	8.9	$124.5

Operating Ratios (% of Premium Income):
Benefit Ratio	46.9%		47.2%	47.1%		48.2%
Other Expense Ratio	20.5%		19.2%	20.1%		19.3%
Before-tax Operating Income Ratio	28.1%		28.9%	28.1%		27.8%

Premium Persistency:
Accident, Sickness, and Disability				76.1%		75.9%
Life				84.6%		82.8%
Cancer and Critical Illness				84.1%		83.6%

Growth in premium income for the second quarter and first six months of 2008 compared to the prior year periods was attributable primarily to current and prior period sales and slightly higher persistency. Net investment income increased in the second quarter and first six months of 2008 in comparison to the prior year due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in the second quarter and first six months of 2008 in comparison to the prior year due primarily to favorable risk experience in the accident, sickness, and disability line of business, offset somewhat by higher benefit ratios in the life and cancer and critical illness lines of business. The improvement in the accident, sickness, and disability line of business resulted from the continued favorable experience related to several new products introduced in 2004. The life line of business benefit ratio was higher in the second quarter and first six months of 2008 relative to the same periods last year due to a higher level of death claims and a higher average claim cost. The cancer and critical illness product line reported a higher benefit ratio in the second quarter and first six months of 2008 relative to the prior year due primarily to unfavorable claim experience associated with the older cancer products.

Although we continue to focus on expense management, the other expense ratio for the second quarter and first six months of 2008 increased in comparison to the prior year due primarily to our investment in brand and product promotion and the development of additional product offerings.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Accident, Sickness, and Disability	$53.5	8.1%	$49.5	$97.4	5.5%	$92.3
Life	15.3	(1.3)	15.5	28.8	(3.4)	29.8
Cancer and Critical Illness	12.4	(8.8)	13.6	22.7	(5.8)	24.1

Total Sales	$81.2	3.3	$78.6	$148.9	1.8	$146.2

Colonial Life reported second quarter and first six months of 2008 sales increases in the commercial market segment for employee groups with less than 100 lives and in the public sector markets for local government and educators. These increases were partially offset by decreases in sales in the commercial market segment for employee groups with greater than 100 lives. The number of new accounts increased over the prior year second quarter and first six months, but the new account annualized sales premium per case sold declined.

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

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. We have not experienced an increase in claim incidence levels in the aggregate or in any particular market sector. We may see some near term impact on sales and premium growth if current economic conditions impact the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$237.2	(4.9)%	$249.4	$475.6	(5.2)%	$501.7
Net Investment Income	201.8	(0.8)	203.4	392.5	(3.8)	408.0
Other Income	25.4	(1.6)	25.8	49.5	(3.1)	51.1

Total	464.4	(3.0)	478.6	917.6	(4.5)	960.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	385.1	(0.8)	388.1	772.6	(2.7)	794.0
Commissions	15.2	(9.0)	16.7	31.3	(9.8)	34.7
Other Expenses	36.2	16.0	31.2	72.1	7.6	67.0

Total	436.5	0.1	436.0	876.0	(2.2)	895.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$27.9	(34.5)	$42.6	$41.6	(36.1)	$65.1

Interest Adjusted Loss Ratio (1)	90.1%		88.1%	90.1%		91.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	15.3%		12.5%	15.2%		13.4%
Before-tax Operating Income Ratio (3)	11.8%		17.1%	8.7%		13.0%

Premium Persistency				94.0%		94.5%

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

The decrease in premium income for the second quarter and first six months of 2008 relative to the prior year is due to the expected decline in this block of closed business. Partially offsetting this decline is an increase in premium income due to the reinsurance recapture, in the third quarter of 2007, of a small block of business, with an effective date of January 1, 2007, and an annualized premium income of approximately $7.0 million.

Net investment income decreased in the second quarter and first six months of 2008 compared to the prior year due to a decrease in bond call premiums, a lower level of assets supporting this closed block of business, and a decline in the portfolio yield rate for this segment. During the fourth quarter of 2007, we entered into an intercompany reinsurance transaction which allowed us to release excess statutory capital previously supporting this reinsured closed block business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income includes the underlying results of certain blocks of reinsured business.

The interest adjusted loss ratio was lower in the second quarter and first six months of 2008 than the ratio for the prior year periods due primarily to lower submitted claims.

Segment Outlook

As a result of the decline in capital allocated to this segment, net investment income will decrease in 2008 relative to 2007 due to the lower asset levels needed to support allocated capital. It is possible that net investment income will be negatively impacted in 2008 by a reduced level of bond call premiums, relative to recent historical experience, as a result of the uncertain economic environment.

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

Other Segment

The Other operating segment includes results from products not actively marketed (with the exception of certain individual disability products), including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. We expect operating revenue and income resulting from the products that are not actively marketed to decline over time as these business lines wind down, and we expect to reinvest the capital supporting these lines of business in the future growth of our Unum US, Unum UK, and Colonial Life segments.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$0.2	200.0%	$(0.2)	$0.9	—%	$0.9
Net Investment Income	25.9	(3.7)	26.9	51.8	(5.8)	55.0
Other Income	8.0	(12.1)	9.1	16.0	(7.5)	17.3

Total	34.1	(4.7)	35.8	68.7	(6.1)	73.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	28.0	(8.5)	30.6	56.2	(9.6)	62.2
Commissions	0.3	(25.0)	0.4	0.7	(36.4)	1.1
Other Expenses	2.4	200.0	0.8	4.5	95.7	2.3

Total	30.7	(3.5)	31.8	61.4	(6.4)	65.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$3.4	(15.0)	$4.0	$7.3	(3.9)	$7.6

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. During the second quarter and first six months of 2008, this line of business reported operating losses of $0.4 million and $2.9 million, respectively, compared to operating losses of $3.2 million and $4.0 million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $8.4 million and $16.7 million in the second quarter and first six months of 2008, respectively, compared to $7.4 million and $16.6 million in the same prior year periods. Operating income was $6.6 million and $13.4 million in the second quarter and first six months of 2008, respectively, compared to $7.2 million and $15.4 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $24.1 million and $48.4 million in the second quarter and first six months of 2008, respectively, compared to $25.7 million and $51.6 million in the same prior year periods. These closed lines of business had combined operating losses of $2.8 million and $3.2 million in the second quarter and first six months of 2008, respectively, compared to de minimis operating income in the second quarter of 2007 and a combined operating loss of $3.8 million in the first six months of 2007.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $14.4 million and $41.1 million in the second quarter and first six months of 2008 compared to $6.5 million and $16.8 million in the same prior year periods. The increased operating revenue in the second quarter and first six months of 2008 compared to the prior year periods is due primarily to an increase in net investment income resulting from higher levels of assets held by the Corporate segment.

The Corporate segment reported operating losses of $30.8 million and $52.4 million in the second quarter and first six months of 2008, respectively, compared to $59.0 million and $98.6 million in the same prior year periods. Included in the corporate segment operating results for the second quarter and first six months of 2008 were $0.4 million of costs related to the early retirement of debt. Included in the corporate segment operating results for the second quarter and first six months of 2007 were $0.8 million and $3.2 million of costs related to the early retirement of debt as well as a second quarter of 2007 securities litigation settlement accrual of $11.6 million.

Interest and debt expense was $40.4 million and $84.3 million in the second quarter and first six months of 2008 compared to $44.5 million and $90.4 million in the same prior year periods, excluding the costs related to early retirement of debt. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our statements of income. Also included in discontinued operations is after-tax income for GENEX of $1.9 million and $3.9 million, in the second quarter and first six months of 2007, respectively. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

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

Our investment portfolio consists primarily of fixed income securities. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We have no exposure to subprime mortgages or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, our exposure to “Alt-A” loans within our mortgage-backed securities portfolio is $4.8 million, and we hold $28.3 million of collateralized debt obligations within our public bond portfolio. We have $144.9 million of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1.

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

Investment Results

Net investment income was $613.1 million and $1,204.5 million in the second quarter and first six months of 2008, an increase of 2.6 percent and 1.4 percent relative to the same prior year periods. The level of invested assets was higher in the second quarter and first six months of 2008 relative to the same prior year periods, but we received fewer bond call premiums and the level of prepayment income on mortgage-backed securities declined.

The yield in our investment portfolio was 6.69 percent as of June 30, 2008, and the weighted average credit rating was A2. This compares to a yield in the portfolio of 6.66 percent as of December 31, 2007 and a weighted average credit rating of A2. At June 30, 2008, the weighted average duration of our policyholder liability portfolio was approximately 7.83 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.11 years.

We report changes in the fair values of embedded derivatives in certain modified coinsurance arrangements as realized investment gains and losses, as required under the provisions of DIG Issue B36. During the second quarter and first six months of 2008, changes in the fair value of these embedded derivatives resulted in a realized gain of $25.0 million and a realized loss of $39.1 million, respectively, compared to net realized gains of $9.7 million and $6.3 million for the prior year periods. The year-to-date loss in 2008 resulted primarily from a widening of credit spreads in the overall investment market.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Gross Realized Investment Gain from Sales	$19.0	$37.9	$42.7	$57.8

Gross Realized Investment Loss
Write-downs	0.2	26.3	11.5	32.9
Sales	17.7	10.9	34.5	24.5

Total	17.9	37.2	46.0	57.4

Change in Fair Value of DIG Issue B36 Derivatives	25.0	9.7	(39.1)	6.3

Net Realized Investment Gain (Loss)	$26.1	$10.4	$(42.4)	$6.7

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first six months of 2008 or 2007.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use the market approach, and to a lesser extent, the income approach. During the second quarter and first six months of 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007.

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

As of June 30, 2008, the key assumptions we generally used to estimate the fair value of these types of securities included the following:

•	Risk free interest rates of 3.33 percent for five-year maturities to 4.52 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities.

•	Current Baa corporate bond spreads ranging from 2.46 percent to 2.92 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity.

•	An additional five basis points were added to the risk free rates for foreign investments.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the June 30, 2008 net unrealized gain in the fixed maturity securities portfolio by approximately $1.6 million. We believe this range of variability is appropriate, as the inputs noted have generally not deviated outside the range provided.

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

As of June 30, 2008, approximately 11.8 percent of our fixed maturity securities were categorized as Level 1, 86.8 percent as Level 2, and 1.4 percent as Level 3. During the second quarter of 2008, we transferred $209.0 million of fixed maturity securities into Level 3 and $113.1 million of fixed maturity securities out of Level 3. The reclassifications between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities reclassified: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, and (3) comparable bond metrics from which to perform an analysis. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Fixed Maturity Securities

Fixed maturity securities at June 30, 2008, included $35.1 billion, or 99.0 percent, of bonds and $349.1 million, or 1.0 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds-By Industry Classification

As of June 30, 2008

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,088.6	$(51.6)	$1,215.8	$104.3	$872.8	$52.7
Canadian	280.1	57.7	—	—	280.1	57.7
Capital Goods	2,756.5	(13.7)	1,587.9	113.4	1,168.6	99.7
Communications	2,143.5	(29.3)	1,108.6	124.5	1,034.9	95.2
Consumer Cyclical	1,468.0	(94.1)	953.1	128.2	514.9	34.1
Consumer Non-Cyclical	4,198.4	(48.1)	2,432.9	157.3	1,765.5	109.2
Energy (Oil & Gas)	2,384.1	126.1	661.7	41.5	1,722.4	167.6
Financial Institutions	3,238.8	(268.6)	2,801.2	300.4	437.6	31.8
Mortgage/Asset-Backed	4,374.2	222.9	735.2	15.6	3,639.0	238.5
Sovereigns	1,114.3	56.8	265.2	10.4	849.1	67.2
Technology	665.1	(5.0)	410.7	23.2	254.4	18.2
Transportation	943.7	19.4	420.6	29.5	523.1	48.9
U.S. Government Agencies and Municipalities	2,046.1	115.9	550.4	32.7	1,495.7	148.6
Utilities	7,351.7	(110.7)	4,452.5	317.7	2,899.2	207.0

Total	$35,053.1	$(22.3)	$17,595.8	$1,398.7	$17,457.3	$1,376.4

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at June 30, 2008.

Fixed Maturity Bonds-By Maturity

As of June 30, 2008

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$220.5	$1.5
Due after 1 year up to 5 years	1,754.0	62.8
Due after 5 years up to 10 years	5,908.1	428.9
Due after 10 years	8,978.0	889.9

Subtotal	16,860.6	1,383.1
Mortgage/Asset-Backed Securities	735.2	15.6

Total	$17,595.8	$1,398.7

Of the $1,398.7 million in gross unrealized losses at June 30, 2008, $1,176.8 million, or 84.1 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates or changes in market or sector credit spreads which occurred subsequent to acquisition of the bonds.

The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2008.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$4,113.2	$95.8
> 90 <= 180 days	2,242.9	108.7
> 180 <= 270 days	480.5	24.4
> 270 <= 1 year	415.6	23.9
> 1 year <= 2 years	3,076.2	265.4
> 2 years <= 3 years	4,481.6	479.6
> 3 years	1,213.6	125.1

Total	$16,023.6	$1,122.9

Fair value < 70% >= 40% of amortized cost

> 2 years <= 3 years	$13.1	$5.6
> 3 years	77.3	48.3

Total	$90.4	$53.9

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of June 30, 2008. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2008.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of June 30, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$116.6	$2.7
> 90 <= 180 days	202.7	8.8
> 180 <= 270 days	171.3	12.5
> 270 <= 1 year	125.8	12.6
> 1 year <= 2 years	423.8	46.0
> 2 years <= 3 years	167.2	31.1
> 3 years	157.3	37.6

Total	$1,364.7	$151.3

Fair value < 70% >= 40% of amortized cost

> 90 <= 180 days	$4.4	$2.2
> 270 <= 1 year	27.7	13.9
> 1 year <= 2 years	12.3	7.5
> 2 years <= 3 years	42.4	25.0
> 3 years	30.3	22.0

Total	$117.1	$70.6

As of June 30, 2008, we held 12 securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of June 30, 2008

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

United Kingdom Based Financial Institution	$66.0	$14.7	> 2 years <= 3 years
U.S. Based Beverage Company	82.2	12.2	> 2 years <= 3 years
Canadian Based Metals Company	90.2	10.7	> 2 years <= 3 years
Principal Protected Equity Linked Note	47.5	34.1	> 3 years
U.S. Government Sponsored Mortgage Funding Company	297.2	23.2	> 3 years
U.S. Based Electric Utility Company	65.6	13.6	> 3 years
U.S. Based Media Conglomerate	59.3	13.5	> 3 years
U.S. Based Electric Utility Company	68.1	10.1	> 3 years

Total	$776.1	$132.1

Below-Investment-Grade

U.S. Based Financial Services Company	$24.2	$12.4	> 270 <= 1 year
U.S. Based Media Conglomerate	23.3	16.4	> 3 years
U.S. Based Automobile Manufacturer	22.2	15.0	> 3 years
U.S. Based Automotive Supplier	30.0	11.5	> 3 years

Total	$99.7	$55.3

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

Investment-Grade Fixed Maturity Securities:

•

The decline in fair value of the United Kingdom based financial institution securities is due to a lack of market liquidity currently affecting most European financial institutions. This company is well diversified and has global market operations in capital markets, asset-backed securities, wealth management, asset management, commodities, and insurance. The company has adequate access to the capital markets and recently announced a significant equity offering in which a portion of the proceeds will be used for growing operations. Some of the countries in which this institution operates are experiencing an economic slowdown, which may lower earnings over the near term. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fair value of the U.S. based beverage company securities declined due to the expected increase in leverage following the completion of a proposed acquisition of the company by another brewing company. The combined company anticipates that it will be a market leader in the global brewing industry and expects to remain investment grade following the transaction. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The decline in fair value of the Canadian based metals company securities is primarily due to a general widening of credit spreads in the market. This company has a strong investment-grade rating and has had its credit profile strengthened due to being recently acquired by a larger, more diversified metals/mining company. The positive outlook for the company’s markets and the benefits derived from industry consolidation serve to further enhance its credit profile. We believe the decline in value is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The principal protected equity linked note is a zero coupon bond, issued by a large, well capitalized Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This bond matures on August 24, 2020 and carried the AA rating of the issuer, as determined by S&P as of June 30, 2008. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. This note is currently at an unrealized loss because the fixed rate of accretion on the note has exceeded the rate of return on the underlying S&P 500 index fund since the purchase date of the note. Based on historical long-term returns of the S&P 500 index, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity. We believe that the decline in fair value of the note is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of June 30, 2008, with no negative outlook by rating agencies. The change in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the mortgage market. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the first U.S. based electric utility company securities declined due to widening credit spreads affecting lower rated investment-grade utilities. The company has stable and predictable cash flows with sufficient liquidity to satisfy its obligations. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

•

The fair value of the second U.S. based electric utility company securities declined due to widening credit spreads affecting investment-grade utilities. The legislative environment for the utility has recently improved following a legislative settlement passed in April 2008. The company has sufficient liquidity to satisfy its obligations. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

•

The fair value of the U.S. based media conglomerate securities declined due to the potential increase in leverage if its proposed leveraged buyout transaction is completed, as well as a general widening of credit spreads in the media industry. The company is expected to continue to generate sufficient cash flow to service its debt obligations, and it has ownership interests in a variety of media businesses that could be sold to further reduce leverage. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

•

The fair value of the securities issued by the U.S. based automotive supplier declined primarily due to a decrease in production demand by global automotive manufacturers in response to rising gasoline prices. The company generates significant free cash flow and maintains a sizable cash balance and adequate liquidity. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $4.2 billion and $4.0 billion on an amortized cost basis at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the mortgage/asset-backed securities had an average life of 6.6 years, effective duration of 5.6 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates.

We have not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates. All of our mortgage-backed securities have fixed rate coupons. The credit quality of our mortgage-backed securities portfolio has not been negatively impacted by the recent issues in the market concerning subprime mortgage loans. The change in value of our mortgage-backed securities portfolio has moved in line with that of prime agency-backed mortgage-backed securities.

As of June 30, 2008, our exposure to below-investment-grade fixed maturity securities was $2,016.2 million, approximately 5.3 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying high-yield securities. This entity is a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO are limited to our investment in the entity. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $8.4 million and $8.3 million, respectively, at June 30, 2008, and $12.0 million and $11.8 million, respectively, at December 31, 2007.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,137.8 million and $1,068.9 million on an amortized cost basis at June 30, 2008 and December 31, 2007, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. At June 30, 2008, delinquent mortgage loans, or those past due more than 30 days as to interest or principal payments, totaled $6.8 million. We had no delinquent mortgage loans at December 31, 2007 and no impaired mortgage loans at June 30, 2008 or December 31, 2007.

Real estate was $13.2 million and $18.2 million at June 30, 2008 and December 31, 2007, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $2.3 million and $8.9 million at June 30, 2008 and December 31, 2007, respectively.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans and real estate at June 30, 2008 or for mortgage loans at December 31, 2007. The valuation allowance for real estate was $7.6 million December 31, 2007.

Derivative Financial Instruments

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the second quarter and first six months of 2008 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the second quarters of 2008 and 2007, we recognized net gains of $17.0 million and $7.2 million, respectively, on the termination of cash flow hedges and reported $16.5 million and $7.1 million, respectively, in other comprehensive income (loss). During the first six months of 2008 and 2007, we recognized net gains of $81.6 million and $15.1 million, respectively, on the termination of cash flow hedges and reported $83.6 million and $15.0 million, respectively, in other comprehensive income (loss). During the second quarters of 2008 and 2007, we reported net gains of $0.5 million and $0.1 million, respectively, as a component of realized investment gains and losses. During the first six months of 2008 we reported a net loss of $2.0 million and in the first six months of 2007 a net gain of $0.1 million as a component of realized investment gains and losses. We amortized $6.1 million of net deferred gains into net investment income in each of the second quarters of 2008 and 2007, and $10.9 million and $13.0 million during the first six months of 2008 and 2007, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $21.0 million at June 30, 2008. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $228.0 million at June 30, 2008.

Additions and terminations, in notional amounts, to our hedging programs during the second quarter of 2008 were $267.1 million and $328.9 million, respectively, and in the second quarter of 2007 were $432.0 million and $496.7 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $2,736.3 million at June 30, 2008 and $2,985.7 million at December 31, 2007.

As of June 30, 2008 and December 31, 2007, we had $1,380.0 million and $1,645.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

As of June 30, 2008 and December 31, 2007, we had $296.9 million and $333.5 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of June 30, 2008 and December 31, 2007, we had $594.3 million and $612.1 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

Our freestanding derivatives all qualify as hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Prior to the second quarter of 2008, all were designated as cash flow hedges. To the extent effective, changes in the fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged items affect earnings. Any ineffective portion of a cash flow hedge is recognized in current earnings during the period of change in fair value. During the second quarter of 2008, we entered into $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert our fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. These swaps were designated as fair value hedges under SFAS 133.

As such, changes in the fair value of the derivatives, as well as the offsetting change in fair value on the hedged securities attributable to the risk being hedged, are reported as realized investment gains and losses during the period of change in fair value. We did not have any ineffectiveness with these hedges during the second quarter and first six months of 2008.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 million as of June 30, 2008 and December 31, 2007. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We also have embedded derivatives associated with modified coinsurance contracts. Those derivatives are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $25.0 million and $(39.1) million of net realized investment gains (losses) during the second quarter and first six months of 2008, respectively, and $9.7 million and $6.3 million of net realized investment gains during the second quarter and first six months of 2007, respectively.

Other

Our exposure to non-current investments, on a fair value basis, totaled $9.2 million and $2.6 million at June 30, 2008 and December 31, 2007, respectively.

We have an investment program where we simultaneously enter into repurchase agreement transactions and reverse repurchase agreement transactions with the same party. We net the related receivables and payables in the consolidated balance sheets since these transactions meet the requirements for the right of offset. We did not have any of these agreements in an open position at June 30, 2008. We also use the repurchase agreement market as a source of short-term financing and had $90.0 million outstanding at June 30, 2008. See further discussion under “Debt” as follows.

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

During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 1.4 million additional shares. In total, we repurchased 15.4 million shares of our common stock under this agreement. We intend to substantially complete the second half of our authorized share repurchase program during the third quarter of 2008 using an accelerated stock repurchase agreement.

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

    Operating Cash Flows

Net cash provided by operating activities was $701.3 million for the six months ended June 30, 2008, compared to $616.7 million for the comparable period of 2007. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for the six months ended June 30, 2008 and 2007 are voluntary pension contributions to our U.S. qualified defined benefit plan of $55.0 million and $110.0 million, respectively.

    Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $245.4 million for the six months ended June 30, 2008 compared to $661.4 million for the comparable period of 2007.

We had higher proceeds from sales and maturities of available-for-sale securities in the first six months of 2008 compared to the first six months of 2007, primarily due to an increase in maturities of fixed maturity securities, offset by a lower level of proceeds from bond calls and mortgage-backed securities prepayments. Proceeds from sales and maturities of other investments decreased in the first six months of 2008 primarily due to lower proceeds from the sale of common stock investments and a reduction in principal payments received on our commercial mortgage loans. This reduction in cash flows received on other investments was partially offset by higher proceeds in 2008 from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities increased during the first six months of 2008 relative to the prior year first six months. The increase resulted in part from more funds available for reinvestment as compared to the prior year because of the higher level of proceeds from sales and maturities, as noted in the preceding paragraph. Additionally, we continued to transition out of short-term investments into floating rate fixed maturity securities to support the floating rate debt issued during the fourth quarter of 2007. Purchases for 2007 included the investing of the net cash inflows of $98.8 million, during the first quarter of 2007, from the sale of GENEX.

Purchases of other investments decreased during the first six months of 2008 relative to the prior year due to a decline in the purchase of commercial mortgage loans.

Net sales of short-term investments increased during the first six months of 2008 due in part to the sale of investments to fund the $350.0 million accelerated share repurchase agreement executed in January 2008, as well as the previously mentioned transition to floating rate fixed maturity securities in lieu of short-term investments. During the second quarter of 2007, a portion of the proceeds from the issuance of the 17.7 million shares of common stock was invested in short-term investments, thereby contributing to the higher purchase of short-term investments in 2007.

As previously discussed, proceeds from acquisitions relate to the second quarter of 2008 Unum UK acquisition of a group long-term disability claims portfolio. The proceeds from dispositions in 2007 relate to the sale of GENEX.

    Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $561.1 million for the six months ended June 30, 2008 compared to net cash provided of $49.3 million for the comparable period of 2007. As discussed previously, during the first six months of 2008, we repurchased approximately 15.4 million shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. At the end of the second quarter of 2008, we held $240.0 million of short-term debt, $90.0 million of which was borrowed during the second quarter of 2008. The remaining $150.0 million represents debt previously classified as long-term but which now has a maturity date within one year after the date of our balance sheet.

During the first six months of 2008 and 2007, we purchased and retired $36.6 million and $34.5 million, respectively, aggregate principal amount of our outstanding 6.85% notes due 2015.

During the first six months of 2008 and 2007, Tailwind Holdings made principal payments on its floating rate, senior secured non-recourse notes due 2036 of $5.0 million and $12.5 million, respectively. During the first six months of 2008, Northwind Holdings made principal payments of $25.4 million on its floating rate, senior secured non-recourse notes due 2037.

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

Debt

At June 30, 2008, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,298.3 million and short-term debt of $240.0 million. Short-term debt consisted of $150.0 million 5.859% senior notes due May 2009 and $90.0 million of reverse repurchase agreements. The reverse repurchase agreements were entered into during the second quarter of 2008, with a weighted average interest rate of 2.60 percent and maturity dates ranging from July 8 through July 16, 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings was 20.1 percent at June 30, 2008, compared to 21.4 percent at December 31, 2007. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 25.2 percent at June 30, 2008, compared to 26.4 percent at December 31, 2007.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. The notes, issued in May 2003 as a component of our adjustable conversion-rate equity units, represent the outstanding remarketed portion of the original issuance of $575.0 million. We previously repurchased and retired $400.0 million of the original issuance at the time of the closing of the remarketing of the units in February 2006.

During the first six months of 2008, we made principal payments of $25.4 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007, for further discussion.

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussions under “Commitments” and “Off-Balance Sheet Arrangements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. During the first six months of 2008, there were no substantive changes in our commitments, contractual liabilities, or other off-balance sheet arrangements.

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

	AM Best	Fitch	Moody’s	S&P
Issuer Credit Ratings	bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BBB- (Good)

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Provident Life & Casualty	A- (Excellent)	A- (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	Not Rated
Unum Limited	A- (Excellent)	Not Rated	Not Rated	A- (Strong)

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. During the second quarter of 2008, we held our annual review meetings with S&P and Moody’s. We plan to hold our annual review meetings with Fitch and AM Best during the latter part of the year.

On January 29, 2008, AM Best reaffirmed the ratings of Unum Group and its operating subsidiaries and upgraded the outlook from “negative” to “stable.” The agency’s revised outlook was attributed to our increased financial flexibility, the quality of our investment portfolio, the operational execution of our operating segments, and the completion of the claim reassessment process. On February 4, 2008, Fitch revised its outlook for Unum Group and its operating subsidiaries to “positive” from “stable,” citing our progress in increasing profitability and decreasing risk along with our improved capitalization levels as the basis for the upgrade. On February 14, 2008, Moody’s revised its outlook for Unum Group and its operating subsidiaries to “stable” from “negative,” basing its revision on the overall improvement in our financial flexibility.

On July 17, 2008, S&P raised its counterparty credit and senior unsecured debt rating on Unum Group from “BB+” to “BBB-” and raised its counterparty credit and financial strength ratings on Unum Group’s insurance subsidiaries from “BBB+” to “A-”. S&P stated that the rating actions reflect our maintenance of our market position, improved insurance risk profile, operating profitability, enhanced investments quality, and stronger capitalization through statutory earnings.

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the period January 1, 2008 to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. During the first six months of 2008, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1 - April 30, 2008	—	$—	—	$350,000,000
May 1 - May 31, 2008	913,707	22.87	913,707	350,000,000
June 1 - June 30, 2008	—	—	—	350,000,000

Total	913,707		913,707

(1)	On October 31, 2007, we announced that our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. The share repurchase program does not have an expiration date, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time.

(2)	On January 31, 2008, we repurchased 14,000,000 shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. A 30 percent partial acceleration of the agreement, 4,200,000 shares, occurred on March 26, 2008 and settled on March 28, 2008 with the price adjustment resulting in the delivery to us of 482,483 additional shares of our common stock. The remaining 9,800,000 shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of 913,707 additional shares. In total, we repurchased 15,396,190 shares of our common stock under this agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 22, 2008. The stockholders voted on five items at the Annual Meeting as set forth below:

1.	The election of four directors each to serve for a term expiring at our Annual Meeting of Stockholders in 2011.

Nominee	For	Against	Abstain
Jon S. Fossel	301,399,289	393,617	4,724,043
Gloria C. Larson	301,087,695	804,709	4,624,545
William J. Ryan	288,306,319	13,530,632	4,679,998
Thomas R. Watjen	301,329,872	570,456	4,616,621

Other directors whose terms of office continued after the meeting are as follows:

E. Michael Caulfield

Pamela H. Godwin

Ronald E. Goldsberry

Thomas Kinser

A. S. MacMillan, Jr.

Edward J. Muhl

Michael J. Passarella

2.	The approval of the Management Incentive Compensation Plan of 2008.

For: 272,557,227

Against: 7,624,509

Abstain: 4,734,930

Broker Non-Vote: 21,600,283

3.	The approval of the Unum Limited Savings-Related Share Option Scheme 2008.

For: 272,491,458

Against: 7,641,885

Abstain: 4,783,323

Broker Non-Vote: 21,600,283

4.	The approval of the Unum Ireland Limited Savings-Related Share Option Scheme 2008

For: 272,249,786

Against: 7,887,435

Abstain: 4,779,445

Broker Non-Vote: 21,600,283

5.	The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm.

For: 299,109,749

Against: 2,799,896

Abstain: 4,607,304

Broker Non-Vote: 0

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed May 29, 2008).

Exhibit 10.1	Unum Group Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 29, 2008).

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: August 1, 2008	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 1, 2008	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary