Form 10-Q
period 2008-09-30
Unum Group
filed 2008-10-31
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

331,118,447 shares of the registrant’s common stock were outstanding as of October 29, 2008.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•

General economic or business conditions, both domestic and foreign, may be less favorable than expected, including the continued financial market disruption, which may affect sales growth, premium levels, claims experience, the level of pension benefit costs and funding, the availability and cost of capital, liquidity, and investment results, including credit deterioration of investments, and as a result could adversely affect the Company’s results of operations in a period.

•	Competitive pressures in the insurance industry may increase significantly through industry consolidation or otherwise.

•

Events or consequences relating to terrorism and acts of war, both domestic and foreign, may adversely affect our business and the Company’s results of operations in a period and may also affect the availability and cost of reinsurance.

•

Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment, may adversely affect the businesses in which we are engaged, including the demand for and cost of certain of our products.

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

•

Claim incidence and recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, and the effectiveness of risk management programs.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,994.6; $34,628.1)	$33,166.8	$35,814.7
Mortgage Loans	1,238.5	1,068.9
Real Estate	13.8	18.2
Policy Loans	2,726.6	2,617.7
Other Long-term Investments	171.3	213.9
Short-term Investments	950.1	1,486.8

Total Investments	38,267.1	41,220.2

Other Assets
Cash and Bank Deposits	99.3	199.1
Accounts and Premiums Receivable	1,906.1	1,914.7
Reinsurance Recoverable	5,082.1	5,160.0
Accrued Investment Income	642.6	592.3
Deferred Acquisition Costs	2,432.1	2,381.9
Goodwill	202.8	204.3
Property and Equipment	405.4	393.7
Deferred Income Tax	280.7	—
Other Assets	605.2	615.5
Separate Account Assets	14.4	20.2

Total Assets	$49,937.8	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30 2008	December 31 2007
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,832.7	$1,979.7
Reserves for Future Policy and Contract Benefits	34,941.5	35,828.0
Unearned Premiums	569.1	523.1
Other Policyholders’ Funds	1,708.0	1,821.2
Income Tax Payable	150.9	148.6
Deferred Income Tax	—	251.7
Short-term Debt	275.0	175.0
Long-term Debt	2,285.4	2,515.2
Other Liabilities	1,424.9	1,399.3
Separate Account Liabilities	14.4	20.2

Total Liabilities	43,201.9	44,662.0

Commitments and Contingent Liabilities - Note 8

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,907,145 and 362,844,570 shares	36.3	36.3
Additional Paid-in Capital	2,539.3	2,516.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Securities	(665.0)	356.1
Net Gain on Cash Flow Hedges	254.5	182.5
Foreign Currency Translation Adjustment	4.4	123.4
Unrecognized Pension and Postretirement Benefit Costs	(189.5)	(198.5)
Retained Earnings	5,510.1	5,077.4
Treasury Stock - at cost: 29,847,285 and 1,951,095 shares	(754.2)	(54.2)

Total Stockholders’ Equity	6,735.9	8,039.9

Total Liabilities and Stockholders’ Equity	$49,937.8	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,946.5	$1,986.5	$5,865.6	$5,917.2
Net Investment Income	594.7	603.2	1,799.2	1,790.5
Net Realized Investment Loss	(165.8)	(46.1)	(208.2)	(39.4)
Other Income	67.3	66.6	202.0	208.1

Total Revenue	2,442.7	2,610.2	7,658.6	7,876.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,646.3	1,726.3	4,977.9	5,272.5
Commissions	213.0	209.2	644.8	630.5
Interest and Debt Expense	37.2	43.9	121.5	134.3
Cost Related to Early Retirement of Debt	—	—	0.4	3.2
Deferral of Acquisition Costs	(145.4)	(139.2)	(444.6)	(413.6)
Amortization of Deferred Acquisition Costs	129.3	121.2	386.6	360.1
Compensation Expense	199.5	179.9	577.2	530.6
Other Expenses	203.0	189.9	623.3	587.0

Total Benefits and Expenses	2,282.9	2,331.2	6,887.1	7,104.6

Income from Continuing Operations Before Income Tax	159.8	279.0	771.5	771.8

Income Tax (Benefit)
Current	100.4	38.5	276.4	156.1
Deferred	(48.6)	53.5	(16.3)	103.8

Total Income Tax	51.8	92.0	260.1	259.9

Income from Continuing Operations	108.0	187.0	511.4	511.9

Discontinued Operations - Note 3
Income Before Income Tax	—	—	—	17.8
Income Tax	—	—	—	10.9

Income from Discontinued Operations	—	—	—	6.9

Net Income	$108.0	$187.0	$511.4	$518.8

Earnings Per Common Share
Basic
Income from Continuing Operations	$0.32	$0.52	$1.48	$1.46
Net Income	$0.32	$0.52	$1.48	$1.48
Assuming Dilution
Income from Continuing Operations	$0.32	$0.52	$1.48	$1.44
Net Income	$0.32	$0.52	$1.48	$1.46

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2008	2007
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.3	$34.4
Common Stock Activity	—	1.9

Balance at End of Period	36.3	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,516.9	2,200.0
Common Stock Activity	22.4	306.2

Balance at End of Period	2,539.3	2,506.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	463.5	612.8
Change During Period	(1,059.1)	(214.2)

Balance at End of Period	(595.6)	398.6

Retained Earnings
Balance at Beginning of Year	5,077.4	4,925.8
Net Income	511.4	518.8
Dividends to Stockholders ($0.225 per common share)	(78.7)	(78.2)
Cumulative Effect of Accounting Principle Changes - Note 2	—	(422.5)

Balance at End of Period	5,510.1	4,943.9

Treasury Stock
Balance at Beginning of Year	(54.2)	(54.2)
Purchases of Treasury Stock	(700.0)	—

Balance at End of Period	(754.2)	(54.2)

Total Stockholders’ Equity at End of Period	$6,735.9	$7,830.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2008	2007
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$511.4	$518.8
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	(8.8)	131.0
Change in Deferred Acquisition Costs	(58.0)	(53.5)
Change in Insurance Reserves and Liabilities	662.8	701.3
Change in Income Tax Liabilities	(4.6)	85.4
Change in Other Accrued Liabilities	(81.7)	(153.2)
Non-cash Adjustments to Net Investment Income	(266.4)	(303.9)
Net Realized Investment Loss	208.2	39.4
Depreciation	50.6	48.6
Cash Received from Reinsurance Recapture	—	211.4
Other, Net	8.1	30.0

Net Cash Provided by Operating Activities	1,021.6	1,255.3

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,561.6	1,316.3
Proceeds from Maturities of Available-for-Sale Securities	1,004.5	854.4
Proceeds from Sales and Maturities of Other Investments	155.2	282.7
Purchase of Available-for-Sale Securities	(3,194.8)	(3,009.1)
Purchase of Other Investments	(233.3)	(378.2)
Net Sales (Purchases) of Short-term Investments	521.5	(353.9)
Acquisition of Business	48.8	—
Disposition of Business	—	98.8
Other, Net	(64.3)	(64.6)

Net Cash Used by Investing Activities	(200.8)	(1,253.6)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(9.6)	(5.1)
Net Short-term Debt Repayments	(50.0)	—
Long-term Debt Repayments	(79.8)	(199.5)
Cost Related to Early Retirement of Debt	(0.4)	(0.8)
Issuance of Common Stock	3.6	307.4
Dividends Paid to Stockholders	(78.7)	(78.2)
Purchases of Treasury Stock	(700.0)	—
Other, Net	0.5	(3.6)

Net Cash Provided (Used) by Financing Activities	(914.4)	20.2

Effect of Foreign Exchange Rate Changes on Cash	(6.2)	1.4

Net Increase (Decrease) in Cash and Bank Deposits	(99.8)	23.3

Cash and Bank Deposits at Beginning of Year	199.1	121.3

Cash and Bank Deposits at End of Period	$99.3	$144.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars)
Net Income	$108.0	$187.0	$511.4	$518.8

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $(659.1); $82.4; $(1,089.4); $(293.4))	(1,225.7)	157.9	(2,056.5)	(558.1)
Reclassification Adjustment for Net Realized
Investment Loss (net of tax expense of $27.1; $6.2; $28.2; $5.1)	50.3	11.3	52.4	9.4
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $38.9; $1.5; $34.9; $(30.4))	76.8	1.6	72.0	(57.2)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $291.8; $53.9; $509.5; $186.7)	543.1	99.4	983.0	360.5
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.3); $0.1; $(0.2); $(0.3))	(118.5)	19.9	(119.0)	40.8
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $2.5; $2.4; $4.3; $(5.3))	5.4	4.8	9.0	(9.6)

Total Other Comprehensive Income (Loss)	(668.6)	294.9	(1,059.1)	(214.2)

Comprehensive Income (Loss)	$(560.6)	$481.9	$(547.7)	$304.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

September 30, 2008

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

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

September 30, 2008

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

September 30, 2008

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. An active market for a financial instrument is a market in which transactions for an asset or a similar asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and should be used to measure fair value whenever available. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

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

September 30, 2008

Note 4 - Fair Value Measurements - Continued

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

We use valuation techniques that are appropriate in the circumstances and for which sufficient data are available that can be obtained without undue cost and effort. In some cases, a single valuation technique will be appropriate (for example, when valuing an asset or liability using quoted prices in an active market for identical assets or liabilities). In other cases, multiple valuation techniques will be appropriate. If we use multiple valuation techniques to measure fair value, we evaluate and weigh the results, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. During the third quarter and first nine months of 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. We review the prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 4 - Fair Value Measurements - Continued

On selected securities where there is not an indicated price or where we cannot validate the price, some combination of market inputs may be used to determine a price using a pricing matrix, or we may use pricing inputs from a comparable security. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets as Level 3.

Inputs that may be used include the following:

•	Benchmark yields (Treasury and swap curves)

•	Transactional data for new issuance and secondary trades

•	Broker/dealer quotes and pricing

•	Security cash flows and structures

•	Recent issuance/supply

•	Sector and issuer level spreads

•	Credit ratings/maturity/weighted average life/seasoning/capital structure

•	Security optionality

•	Corporate actions

•	Underlying collateral

•	Prepayment speeds/loan performance/delinquencies

•	Public covenants

•	Comparative bond analysis

•	Derivative spreads

•	Third-party pricing sources

•	Relevant reports issued by analysts and rating agencies

The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment, certain features of the financial instrument, such as its complexity or the market in which the financial instrument is traded (such as counterparty, credit, concentration, or liquidity), require that an adjustment be made to the value originally obtained from our pricing sources. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument.

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 4 - Fair Value Measurements - Continued

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, and derivative financial instruments is as follows:

	September 30, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities	$3,305.9	$29,291.9	$569.0	$33,166.8
Other Long-term Investments
Equity Securities	—	0.5	2.1	2.6
Derivative Financial Instruments	—	80.3	—	80.3

Liabilities
Other Liabilities
Derivative Financial Instruments	$—	$87.4	$175.8	$263.2

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2008 are as follows:

	Fixed Maturity Securities	Equity Securities	Net Derivative Financial Instruments	Total
	(in millions of dollars)
Balance at June 30, 2008	$504.4	$2.6	$(107.9)	$399.1

Total Realized and Unrealized Gains (Losses)
Included in Earnings	1.0	(0.4)	(67.9)	(67.3)
Included in Other Comprehensive Income	(49.6)	(0.1)	—	(49.7)

Net Purchases and Sales	(13.5)	—	—	(13.5)

Net Transfer Into (Out of) Level 3	126.7	—	—	126.7

Balance at September 30, 2008	$569.0	$2.1	$(175.8)	$395.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 4 - Fair Value Measurements - Continued

	Fixed Maturity Securities	Equity Securities	Net Derivative Financial Instruments	Total
	(in millions of dollars)
Balance at January 1, 2008	$421.0	$1.5	$(68.8)	$353.7

Total Realized and Unrealized Gains (Losses)
Included in Earnings	0.8	(0.4)	(107.0)	(106.6)
Included in Other Comprehensive Income	(96.2)	(0.1)	—	(96.3)

Net Purchases and Sales	65.3	1.2	—	66.5

Net Transfer Into (Out of) Level 3	178.1	(0.1)	—	178.0

Balance at September 30, 2008	$569.0	$2.1	$(175.8)	$395.3

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The amount of losses for the three and nine month periods ended September 30, 2008 which is included in earnings and is attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at September 30, 2008 was $67.9 million and $107.0 million, respectively, and relates entirely to the change in fair value of embedded derivatives associated with modified coinsurance arrangements. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income. Unrealized investment gains and losses are reported in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 5 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, Other, and Corporate. Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$456.9	$470.3	$1,379.3	$1,422.4
Group Short-term Disability	105.5	123.0	325.1	370.3
Group Life and Accidental Death & Dismemberment
Group Life	267.2	276.4	796.6	834.3
Accidental Death & Dismemberment	33.1	33.2	96.7	97.7
Supplemental and Voluntary
Individual Disability - Recently Issued	118.6	115.1	352.9	343.5
Long-term Care	146.3	135.5	431.5	395.8
Voluntary Benefits	111.5	101.8	334.3	301.9

	1,239.1	1,255.3	3,716.4	3,765.9

Unum UK
Group Long-term Disability	167.9	192.4	531.5	561.6
Group Life	46.8	45.3	145.1	127.0
Individual Disability	10.0	9.9	30.4	28.3

	224.7	247.6	707.0	716.9

Colonial Life
Accident, Sickness, and Disability	152.6	141.7	452.7	421.9
Life	39.1	35.6	116.6	106.5
Cancer and Critical Illness	53.5	49.7	158.9	146.8

	245.2	227.0	728.2	675.2

Individual Disability - Closed Block	237.5	256.0	713.1	757.7

Other	—	0.6	0.9	1.5

Total	$1,946.5	$1,986.5	$5,865.6	$5,917.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 5 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Other	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2008

Premium Income	$1,239.1	$224.7	$245.2	$237.5	$—	$—	$1,946.5
Net Investment Income	287.5	49.4	26.5	192.7	27.0	11.6	594.7
Other Income	33.6	0.9	0.1	23.9	6.9	1.9	67.3

Operating Revenue	$1,560.2	$275.0	$271.8	$454.1	$33.9	$13.5	$2,608.5

Operating Income (Loss)	$175.9	$96.1	$66.2	$14.2	$3.5	$(30.3)	$325.6

Three Months Ended September 30, 2007

Premium Income	$1,255.3	$247.6	$227.0	$256.0	$0.6	$—	$1,986.5
Net Investment Income	283.1	47.4	25.0	213.6	24.7	9.4	603.2
Other Income	32.8	0.7	0.3	27.5	4.9	0.4	66.6

Operating Revenue	$1,571.2	$295.7	$252.3	$497.1	$30.2	$9.8	$2,656.3

Operating Income (Loss)	$164.3	$101.0	$62.5	$29.4	$3.6	$(35.7)	$325.1

Nine Months Ended September 30, 2008

Premium Income	$3,716.4	$707.0	$728.2	$713.1	$0.9	$—	$5,865.6
Net Investment Income	856.7	149.6	78.8	585.2	78.8	50.1	1,799.2
Other Income	99.6	1.3	0.3	73.4	22.9	4.5	202.0

Operating Revenue	$4,672.7	$857.9	$807.3	$1,371.7	$102.6	$54.6	$7,866.8

Operating Income (Loss)	$514.8	$279.2	$201.8	$55.8	$10.8	$(82.7)	$979.7

Nine Months Ended September 30, 2007

Premium Income	$3,765.9	$716.9	$675.2	$757.7	$1.5	$—	$5,917.2
Net Investment Income	846.9	143.1	74.3	621.6	79.7	24.9	1,790.5
Other Income	102.0	2.7	0.9	78.6	22.2	1.7	208.1

Operating Revenue	$4,714.8	$862.7	$750.4	$1,457.9	$103.4	$26.6	$7,915.8

Operating Income (Loss)	$399.0	$253.8	$187.0	$94.5	$11.2	$(134.3)	$811.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 5 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars)
Operating Revenue by Segment	$2,608.5	$2,656.3	$7,866.8	$7,915.8
Net Realized Investment Loss	(165.8)	(46.1)	(208.2)	(39.4)

Revenue	$2,442.7	$2,610.2	$7,658.6	$7,876.4

Operating Income by Segment	$325.6	$325.1	$979.7	$811.2
Net Realized Investment Loss	(165.8)	(46.1)	(208.2)	(39.4)
Income Tax	51.8	92.0	260.1	259.9
Income from Discontinued Operations	—	—	—	6.9

Net Income	$108.0	$187.0	$511.4	$518.8

Assets by segment are as follows:

	September 30 2008	December 31 2007
	(in millions of dollars)
Unum US	$20,323.6	$21,134.1
Unum UK	3,659.2	4,016.5
Colonial Life	2,422.9	2,518.5
Individual Disability - Closed Block	14,414.7	15,244.4
Other	7,760.7	7,900.0
Corporate	1,356.7	1,888.4

Total	$49,937.8	$52,701.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended September 30
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$7.2	$7.8	$2.0	$2.4	$0.8	$0.9
Interest Cost	14.6	13.5	2.8	2.4	2.9	2.8
Expected Return on Plan Assets	(15.0)	(14.6)	(3.1)	(3.0)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	3.5	4.8	0.7	0.7	—	—
Prior Service Credit	(0.6)	(0.7)	—	—	(0.8)	(1.0)
Transition Asset	—	—	—	—	—	—
Settlement Loss	—	—	—	0.3	—	—

Net Periodic Benefit Cost	$9.7	$10.8	$2.4	$2.8	$2.7	$2.5

	Nine Months Ended September 30
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$21.5	$24.0	$6.3	$7.1	$2.4	$2.7
Interest Cost	43.7	40.6	8.5	7.3	8.6	8.2
Expected Return on Plan Assets	(44.8)	(43.8)	(9.5)	(9.1)	(0.5)	(0.6)
Amortization of:
Net Actuarial Loss	10.5	14.3	2.1	2.1	—	—
Prior Service Credit	(1.7)	(2.3)	—	—	(2.5)	(2.8)
Transition Asset	—	—	(0.1)	—	—	—
Curtailment Loss/Settlement Loss	—	0.2	—	0.3	—	—

Net Periodic Benefit Cost	$29.2	$33.0	$7.3	$7.7	$8.0	$7.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 6 - Pensions and Other Postretirement Benefits - Continued

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2008; however, we elected to make voluntary contributions of $55.0 million during the first quarter of 2008. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.6 million and $6.0 million for the third quarter and first nine months of 2008, respectively.

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars, except share data)
Numerator
Net Income	$108.0	$187.0	$511.4	$518.8

Denominator (000s)
Weighted Average Common Shares - Basic	337,236.4	359,741.2	344,440.3	350,665.9
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	—	—	—	2,230.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	676.4	1,165.1	671.6	1,213.0

Weighted Average Common Shares - Assuming Dilution	337,912.8	360,906.3	345,111.9	354,109.5

Net Income Per Common Share
Basic	$0.32	$0.52	$1.48	$1.48
Assuming Dilution	$0.32	$0.52	$1.48	$1.46

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 7.9 million and 8.0 million shares of common stock for the three and nine month periods ended September 30, 2008, and 6.1 million and 6.3 million common shares for the three and nine month periods ended September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 7 - Stockholders’ Equity and Earnings Per Common Share - Continued

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. In January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of our common stock. The remaining 9.8 million shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of approximately 0.9 million additional shares.

During August 2008, we repurchased approximately 12.5 million shares for $350.0 million, using an accelerated share repurchase agreement with terms similar to the earlier agreement. A 50 percent partial acceleration of the agreement, 6.25 million shares, occurred on October 7, 2008 and settled on October 10, 2008, with the price adjustment resulting in the delivery to us of approximately 1.0 million additional shares of our common stock. The remaining 6.25 million shares settled on October 14, 2008, with the price adjustment resulting in the delivery to us of approximately 1.0 million additional shares.

In total, we repurchased 29.9 million shares of our common stock under the share repurchase program. These shares are reflected as treasury stock in our consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

Shareholder Derivative Actions

Between November 22, 2002 and March 11, 2003 five purported derivative actions were filed in state and federal courts in Tennessee. The defendants removed each of the actions that were filed in Tennessee state court to the U.S. District Court for the Eastern District of Tennessee, and the cases were consolidated. The plaintiffs then filed a single consolidated amended complaint, which purports to assert claims on behalf of the Company against certain current and past members of our Board of Directors and certain executive officers alleging breaches of fiduciary duties and other violations of law by establishing or permitting to be established an unlawful policy of denying legitimate disability claims and improper financial reporting, and that certain defendants engaged in insider trading.

On August 27, 2008, the parties entered into a Stipulation of Settlement to resolve the litigation. Under the terms of the settlement, which is subject to, among other things, approval of the court, we agreed to, among other things, implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court. We have established adequate reserves for the attorneys’ fees, the payment of which we believe will be an immaterial amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

On September 4, 2007, the District Court certified a 23(b)(2) class consisting of all plan participants and beneficiaries insured under ERISA governed long-term disability insurance policies/plans issued by Unum Group and the insuring subsidiaries of Unum Group throughout the United States who have had a long-term disability claim denied, terminated, or suspended on or after June 30, 1999 by Unum Group or one or more of its insuring subsidiaries after being subjected to any of the practices alleged in the complaint. The class as certified seeks, among other forms of relief, an opportunity to have denied or terminated claims re-assessed by so-called independent reviewers. The District Court has yet to rule on pending motions by the Company for judgment on the pleading, or for summary judgment. We are appealing the class certification order to the Sixth Circuit Court of Appeals on an interlocutory basis.

On April 30, 2003, a separate putative class action, Taylor v. UnumProvident Corporation, et al., was filed in the Tennessee Circuit Court and subsequently removed to federal court. The complaint alleges claims against Unum Group and certain subsidiaries on behalf of a putative class of long-term disability insurance policyholders who did not obtain their coverage through employer sponsored plans and who had a claim denied, terminated, or suspended by a Unum Group subsidiary after January 1, 1995, seeking equitable and monetary relief. Plaintiff alleges that the defendants violated various state laws by engaging in unfair claim practices and improperly denying claims. The trial court subsequently dismissed the plaintiff’s claims for equitable relief and punitive damages and, most recently, denied certification of a class action. On September 23, 2008, the Sixth Circuit Court of Appeals denied plaintiff’s petition to appeal the denial of class certification; on the following day the District Court dismissed all of the plaintiff’s additional claims except for plaintiff’s individual claims for breaches of contract and fiduciary duty and alleged violations of the Tennessee Consumer Protection Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

Broker Compensation, Quoting Process, and Related Matters

Examinations and Investigations

Since October 2004, we and/or our insurance subsidiaries have received subpoenas or information requests from state regulatory or investigatory agencies of at least seven states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and/or information requests relate to, among other things, compliance with ERISA relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, as well as compliance with state and federal laws with respect to quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers.

We have cooperated fully with all investigations and will continue to do so. However, due to a prolonged period of inactivity, we consider these state investigations dormant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven sample claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which can be trebled. The court may also assess a penalty of between $5,000 and $11,000 per claim. The court must still address the issue of whether there can be any extrapolation of these results to the larger population of claims we manage. We strongly believe that no such extrapolation can be justified either legally or factually, especially in light of the recent split verdict. In addition, we will file post trial motions with the trial court seeking to reverse the adverse findings by the jury and, if necessary, file an appeal with the First Circuit Court of Appeals if final judgment is entered against us.

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

On May 16, 2008, we were added as a party to a case styled, Public Service Company of Colorado; P.S.R. Investments, Inc.; and Xcel Energy, Inc. v. Theodore J. Mallon; Transfinancial Corporation; and Provident Life and Accident Insurance Company, filed in the District Court, County of Boulder, State of Colorado, alleging among other things breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, fraudulent concealment, negligent misrepresentation and non-disclosure, fraud, civil conspiracy, violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and Conspiracy to violate the Colorado Organized Crime Control Act. These claims arise from the sale of corporate-owned life insurance policies to Public Service Company of Colorado by Mallon in 1984 and 1985. These policies were reinsured through REALIC, a subsidiary of Swiss Re, as of July 2000. In response to the complaint, we filed a motion to dismiss all counts of the complaint asserted against us. On October 22, 2008, the District Court granted in part and denied in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 8 - Commitments and Contingent Liabilities - Continued

part our motion to dismiss, thereby dismissing all claims against us for violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and Conspiracy to violate the Colorado Organized Crime Control Act. We deny the remaining allegations of the complaint and plan to vigorously defend them.

In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York. The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action. We deny the allegations in the complaint and will vigorously contest them.

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

Debt

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. During the first nine months of 2008, we made principal payments of $35.7 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015.

At September 30, 2008, short-term debt consisted of $150.0 million 5.859% senior notes due May 2009 and $125.0 million of reverse repurchase agreements with a weighted average interest rate of 3.65 percent and a maturity date of October 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2008

Note 9 - Other - Continued

Income Tax

We do not believe that it is reasonably possible that our existing liability for unrecognized tax benefits will significantly change within the next 12 months. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of income are $1.5 million and $4.3 million for the three and nine month periods ended September 30, 2008, respectively. In the third quarter of 2008, we filed protests to the Internal Revenue Service’s revenue agent’s report for the years 2002 to 2004. We believe sufficient provision has been made for all proposed adjustments and that such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2008, and the related consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

October 27, 2008

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

We have well established market positions. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates. The recent unprecedented global financial market disruption and deteriorating economic conditions could adversely affect our business, growth, and results of operations. Further, the current political environment could result in potential legislation and increased regulation which could also impact our business, including demand for and costs of certain of our products.

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

•	Leveraging of our leadership positions and marketplace reputation. We will seek to build on the momentum of 2007 with increased brand and product awareness.

•	Execution of our capital management strategy. We formalized our capital management strategy during 2007 and established several financial thresholds and targets that guide our capital decisions.

•	Professional development of our employees. We have increased our focus on training and development as well as talent management and building bench strength throughout the Company.

We are confident in our business outlook and believe that our product diversification across sectors and locations, our mix of business, our disciplined underwriting, pricing, claims, and expense management, our investment portfolio, and our capital management strategy will somewhat mitigate the potential impact of an economic slowdown on our operating results.

Operating Performance

For the third quarter and first nine months of 2008, Unum US reported increases in segment operating income of 7.1 percent and 10.7 percent, respectively, compared to the prior year periods and excluding the second quarter of 2007 revision to the claim reassessment reserve estimate. The group disability benefit ratio was 89.3 percent for the third quarter of 2008, consistent with our goal of continual profit margin improvement for this line of business. Unum US sales increased 7.8 percent in the third quarter of 2008 compared to the third quarter of 2007 and 10.1 percent in the first nine months of 2008 when compared to the prior year period. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had sales increases of 27.9 percent and 19.0 percent, respectively, over the third quarter and first nine months of 2007, and the number of new accounts increased 9.8 percent over the prior year first nine months. Our supplemental and voluntary sales increased 1.2 percent in the third quarter of 2008 compared to last year’s third quarter and 11.5 percent in the first nine months of this year compared to the same period last year. Sales in the group large case market segment declined 0.7 percent compared to the prior year third quarter and 3.3 percent for the first nine months. During the third quarter of 2007, we introduced Simply Unum, an integrated platform of products and online services that we believe will transform the benefits marketplace through innovative solutions for our group core market segment and our voluntary market. The initial limited market rollout occurred in 2007, and we have now expanded the availability of Simply Unum to 45 states nationwide. We will complete the rollout to the remaining states as state approvals are received. We are also in the process of developing additional products and services.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 1.8 percent for the third quarter of 2008 and 12.6 percent for the first nine months of the year, as measured in Unum UK’s local currency, relative to the comparable periods of 2007. Overall sales in Unum UK increased 9.1 percent over the third quarter of 2007 and 4.2 percent for the first nine months of 2008 as compared to the prior year. Sales growth in 2007 benefited from the change in age equality legislation more so than in 2008. Excluding sales related to the change in age equality legislation from all comparable periods, Unum UK achieved underlying sales growth of approximately 19.4 percent and 21.3 percent in the third quarter and first nine months of 2008 relative to the same periods of 2007, with sales in the core market segment, which we define for Unum UK as employee groups with less than 500 lives, driving the increase. The U.K. market remains highly competitive. Unum UK continues work on the development of a voluntary benefits offering to meet the benefit needs of the changing U.K. marketplace. We intend to utilize the basic Simply Unum platform used in the U.S. and adapt it for the unique aspects of the U.K. market.

Our Colonial Life segment reported an increase in segment operating income of 5.9 percent compared to the prior year third quarter and 7.9 percent for the first nine months. Colonial Life’s sales increased 1.9 percent in the third quarter of 2008 relative to last year’s third quarter. Sales in the commercial market segment for employee groups with less than 100 lives increased 7.1 percent. The number of new accounts increased over the prior year third quarter, although the average new case size was smaller than the prior year. For the first nine months of 2008, sales increased 1.9 percent compared to the first nine months of 2008, with sales in the commercial market segment for employee groups with less than 100 lives increasing 8.7 percent. During the latter part of 2007, we introduced a new hospital confinement indemnity insurance plan product and a group limited benefit medical plan product, and in the first quarter of 2008, we introduced the new Colonial Life brand. We are pleased with the marketplace reception for our new Colonial Life brand and these new product offerings. Colonial Life continues to expand its enrollment capabilities and its product offerings. In the third quarter of 2008, Colonial Life introduced the latest release of its enrollment system, Harmony, which offers multiple enrollment solutions. In addition, all of Colonial Life’s individual products, including two new life products, are available on Harmony.

Our investment portfolio continues to perform well, with net investment income of $1,799.2 million for the first nine months of 2008, slightly higher than the comparable period of 2007. Included in the third quarter and first nine months of 2008 are $97.9 million and $101.2 million, respectively, of net realized investment losses from sales and write-downs of investments. The losses relate primarily to fixed maturity securities in the financial institutions sector that we either sold or considered other than temporarily impaired during the third quarter of 2008. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio. Further discussion is included in “Investments” contained herein in Item 2.

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

•

Maintain leverage at approximately 25 percent. Leverage will be measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. This target level excludes the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings).

•

Maintain cash and liquid investments at our holding companies sufficient to cover one year of fixed charges (measured as interest expense plus common stock dividends) plus a capital fund which will vary with business and economic conditions.

•	Maintain a common stock dividend yield that is near the median of our peer companies.

At the end of the third quarter of 2008, all of our financial measurements for capital management continue to compare favorably to our target levels. We have completed our $700.0 million authorized share repurchase program, and we have maintained our leverage at 21.4 percent, consistent with the end of 2007.

See “Liquidity and Capital Resources” contained herein for further detail.

Legal and Regulatory Issues

During the third quarter of 2008, we reached a settlement in the Shareholder Derivative action that was originally filed in 2002. Under the terms of the settlement, which is subject to approval of the court, we have agreed to implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court.

Also during the third quarter of 2008, class certification was denied in the putative class action styled, Taylor v. UnumProvident Corporation, et al. On September 23, 2008 the Sixth Circuit Court of Appeals denied plaintiff’s petition to appeal this ruling, and on the following day, the District Court dismissed all of the plaintiff’s additional claims except for plaintiff’s individual claims for alleged breaches of contract and fiduciary duty and alleged violations of the Tennessee Consumer Protection Act.

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

First Nine Months 2008 Significant Transactions and Events

Financing

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. In January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. The final settlement occurred during the second quarter of 2008, and in total, we repurchased 15.4 million shares of our common stock under this agreement.

During August 2008, we repurchased approximately 12.5 million shares for $350.0 million, using an accelerated share repurchase agreement with terms similar to the earlier agreement. The final settlement occurred during October 2008, with the price adjustment resulting in the delivery to us of approximately 2.0 million additional shares of our common stock, for a total repurchase of 14.5 million shares.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. During the first nine months of 2008, we made principal payments of $35.7 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015. The costs associated with our debt reduction decreased our first nine months of 2008 income approximately $0.4 million before tax, or $0.3 million after tax.

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

On October 31, 2007, Northwind Holdings issued $800.0 million of floating rate, insured, senior, secured notes due 2037 in a private offering. The notes bear interest at a floating rate equal to the three month London Interbank Offered Rate (LIBOR) plus 0.78%. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the business of Paul Revere Life, Provident, and Unum America (collectively, the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of fixed maturity investment securities, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first nine months of 2008.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Revenue
Premium Income	$1,946.5	(2.0)%	$1,986.5	$5,865.6	(0.9)%	$5,917.2
Net Investment Income	594.7	(1.4)	603.2	1,799.2	0.5	1,790.5
Net Realized Investment Loss	(165.8)	N.M.	(46.1)	(208.2)	N.M.	(39.4)
Other Income	67.3	1.1	66.6	202.0	(2.9)	208.1

Total	2,442.7	(6.4)	2,610.2	7,658.6	(2.8)	7,876.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,646.3	(4.6)	1,726.3	4,977.9	(5.6)	5,272.5
Commissions	213.0	1.8	209.2	644.8	2.3	630.5
Interest and Debt Expense	37.2	(15.3)	43.9	121.5	(9.5)	134.3
Cost Related to Early Retirement of Debt	—	—	—	0.4	(87.5)	3.2
Deferral of Acquisition Costs	(145.4)	4.5	(139.2)	(444.6)	7.5	(413.6)
Amortization of Deferred Acquisition Costs	129.3	6.7	121.2	386.6	7.4	360.1
Compensation Expense	199.5	10.9	179.9	577.2	8.8	530.6
Other Expenses	203.0	6.9	189.9	623.3	6.2	587.0

Total	2,282.9	(2.1)	2,331.2	6,887.1	(3.1)	7,104.6

Income from Continuing Operations Before Income Tax	159.8	(42.7)	279.0	771.5	—	771.8
Income Tax	51.8	(43.7)	92.0	260.1	0.1	259.9

Income from Continuing Operations	108.0	(42.2)	187.0	511.4	(0.1)	511.9

Income from Discontinued Operations	—	—	—	—	(100.0)	6.9

Net Income	$108.0	(42.2)	$187.0	$511.4	(1.4)	$518.8

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

Consolidated premium income for the third quarter and first nine months of 2008 includes premium growth, relative to the prior year periods, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum UK, in local currency, reported premium growth for the first nine months of 2008, relative to the prior year, but had a decline for the third quarter of 2008 due to lower persistency and lower sales in prior periods. Unum US group disability and group life and accidental death and dismemberment lines of business experienced a decline in premium income during the third quarter and first nine months of 2008 compared to the same periods of 2007, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. However, both premium and case persistency for these lines of business improved during 2008 relative to 2007, indicating that persistency for these product lines has begun to stabilize as expected. Premium income in the Individual Disability – Closed Block segment decreased in 2008 relative to 2007, as expected in this closed block of business.

Net investment income for the third quarter of 2008 was marginally below the prior year third quarter, and for the first nine months of 2008 net investment income was slightly higher than the prior year first nine months. Asset levels are higher in 2008 than in the prior year, but we have received fewer bond call premiums.

We reported a net realized investment loss of $165.8 million in the third quarter of 2008 compared to $46.1 million in the third quarter of 2007. For the first nine months, we reported a net realized loss of $208.2 million in 2008 compared to $39.4 million in 2007. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During the third quarter and first nine months of 2008, changes in the fair value of the embedded derivatives associated with modified coinsurance arrangements resulted in net realized losses of $67.9 million and $107.0 million, respectively, compared to net realized losses of $27.7 million and $21.4 million for the prior year periods. The third quarter losses in both years resulted primarily from a widening of credit spreads in the overall investment market. Also included in the third quarter and first nine months of 2008 are $97.9 million and $101.2 million, respectively, of net realized investment losses from sales and write-downs of investments. The 2008 losses relate primarily to fixed maturity securities in the financial institutions sector that we either sold or considered other than temporarily impaired during the third quarter of 2008. See “Investments” contained herein in Item 2 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 84.6 percent and 84.9 percent for the third quarter and first nine months of 2008 compared to 86.9 percent and 89.1 percent for the same periods of 2007, with improved risk results in each of our segments and in each of the major lines of business within the Unum US segment. Our reported benefits and change in reserves for future benefits for the first nine months of 2007 include $65.8 million related to second quarter of 2007 revisions to our estimate of benefit costs for claims reopened in our claim reassessment process. Excluding this charge, the ratio of benefits and change in reserves for future benefits to premium income was 88.0 percent for the first nine months of 2007. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense is lower relative to the third quarter and first nine months of 2007 due to lower rates of interest on our outstanding debt relative to last year, primarily as a result of the replacement of older fixed rate debt with non-recourse floating rate debt.

The deferral and amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2008 relative to the prior year comparable periods due primarily to continued growth in certain of our product lines. Amortization also increased due to an increase in the amortization related to Unum US internal replacement transactions that result in a policy that is substantially changed as well as slightly elevated persistency in certain policy issue years.

Our other expense ratio increased in the third quarter and first nine months of 2008 in comparison to the same periods of 2007 due primarily to our investment in brand and product promotion and an increase in product and service development costs in our core lines of business. Also included in the third quarter and first nine months of 2008 expense is a $4.7 million litigation settlement, and 2008 year-to-date expenses also include the $5.6 million settlement regarding broker compensation. We intend to aggressively manage our operating expenses while continuing to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Unum US
Fully Insured Products	$118.5	8.7%	$109.0	$446.6	10.5%	$404.1
Administrative Services Only (ASO) Products	0.6	(60.0)	1.5	3.5	(23.9)	4.6

Total Unum US	119.1	7.8	110.5	450.1	10.1	408.7

Unum UK	22.9	3.2	22.2	72.5	2.4	70.8

Colonial Life	75.9	1.9	74.5	224.8	1.9	220.7

Individual Disability - Closed Block	0.8	14.3	0.7	1.7	(26.1)	2.3

Consolidated	$218.7	5.2	$207.9	$749.1	6.6	$702.5

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating Revenue by Segment	$2,608.5	$2,656.3	$7,866.8	$7,915.8
Net Realized Investment Loss	(165.8)	(46.1)	(208.2)	(39.4)

Revenue	$2,442.7	$2,610.2	$7,658.6	$7,876.4

Operating Income by Segment	$325.6	$325.1	$979.7	$811.2
Net Realized Investment Loss	(165.8)	(46.1)	(208.2)	(39.4)
Income Tax	51.8	92.0	260.1	259.9
Income from Discontinued Operations	—	—	—	6.9

Net Income	$108.0	$187.0	$511.4	$518.8

As previously noted, included in operating income by segment are before-tax charges of $53.0 million in the first nine months of 2007 related to a revision to our regulatory claim reassessment reserve estimates. This charge lowered net income $34.5 million in 2007.

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

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$1,239.1	(1.3)%	$1,255.3	$3,716.4	(1.3)%	$3,765.9
Net Investment Income	287.5	1.6	283.1	856.7	1.2	846.9
Other Income	33.6	2.4	32.8	99.6	(2.4)	102.0

Total	1,560.2	(0.7)	1,571.2	4,672.7	(0.9)	4,714.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,000.7	(4.0)	1,042.8	2,997.4	(7.1)	3,227.4
Commissions	128.6	3.5	124.3	391.1	3.6	377.4
Deferral of Acquisition Costs	(81.3)	6.7	(76.2)	(246.9)	9.2	(226.0)
Amortization of Deferred Acquisition Costs	79.5	12.4	70.7	239.0	14.7	208.3
Other Expenses	256.8	4.7	245.3	777.3	6.7	728.7

Total	1,384.3	(1.6)	1,406.9	4,157.9	(3.7)	4,315.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$175.9	7.1	$164.3	$514.8	29.0	$399.0

As previously discussed, included in operating income for Unum US is a before-tax charge of $66.2 million in the first nine months of 2007 related to a revision to our regulatory claim reassessment reserve estimates.

Unum US Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Fully Insured Products
Group Long-term Disability	$31.4	31.4%	$23.9	$112.9	10.3%	$102.4
Group Short-term Disability	10.7	25.9	8.5	40.5	1.5	39.9
Group Life	17.1	(1.2)	17.3	82.8	13.9	72.7
Accidental Death & Dismemberment	1.7	(29.2)	2.4	8.0	5.3	7.6
Individual Disability - Recently Issued	15.1	(0.7)	15.2	44.4	0.5	44.2
Group Long-term Care	5.5	(32.9)	8.2	22.2	3.7	21.4
Individual Long-term Care	1.6	(27.3)	2.2	6.5	(1.5)	6.6
Voluntary Benefits	35.4	13.1	31.3	129.3	18.3	109.3

Total Fully Insured Products	118.5	8.7	109.0	446.6	10.5	404.1

Administrative Services Only (ASO) Products	0.6	(60.0)	1.5	3.5	(23.9)	4.6

Total Sales	$119.1	7.8	$110.5	$450.1	10.1	$408.7

Sales for Unum US increased 7.8 percent in the third quarter of 2008 relative to the prior year third quarter and increased 10.1 percent for the first nine months of 2008 relative to the first nine months of 2007, driven primarily by increases in sales in the group core market segment and voluntary benefits.

Sales for our group core market segment increased 27.9 percent and 19.0 percent over the prior year third quarter and first nine months, respectively. We had a sales mix of approximately 74 percent core market and 26 percent large case market in the third quarter of 2008 and a sales mix of approximately 64 percent core market and 36 percent large case market in the first nine months of 2008, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Sales for our individual disability line of business decreased slightly in the third quarter of 2008 compared to the third quarter of 2007 but increased slightly over the first nine months of 2007. Sales of the multi-life product increased approximately 4.5 percent in the third quarter of 2008 compared to last year’s third quarter and increased 4.3 percent for the first nine months relative to the first nine months of last year. Long-term care sales decreased from the prior year third quarter, driven by a decrease in sales in both group and individual long-term care. Long-term care sales increased slightly over the prior year first nine months, driven by an increase in group long-term care sales. In order to focus more completely on the group long-term care market, we have decided to discontinue selling individual long-term care insurance on an active basis effective in 2009. Our voluntary benefits sales increased in the third quarter and the first nine months of 2008 relative to the same prior year periods due to an increase in sales in the core market segment.

We anticipate that sales for our group core market segment, group long-term care, and our voluntary products will continue to increase during the remainder of 2008, aided in part by the introduction of Simply Unum in additional sales offices during the second and third quarters of 2008.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$456.9	(2.8)%	$470.3	$1,379.3	(3.0)%	$1,422.4
Group Short-term Disability	105.5	(14.2)	123.0	325.1	(12.2)	370.3

Total Premium Income	562.4	(5.2)	593.3	1,704.4	(4.9)	1,792.7
Net Investment Income	155.0	(3.3)	160.3	467.4	(2.8)	481.1
Other Income	25.7	5.3	24.4	75.4	2.3	73.7

Total	743.1	(4.5)	778.0	2,247.2	(4.3)	2,347.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	502.5	(8.0)	546.4	1,539.0	(11.5)	1,738.7
Commissions	41.7	3.0	40.5	126.1	(1.0)	127.4
Deferral of Acquisition Costs	(14.7)	—	(14.7)	(44.1)	(2.4)	(45.2)
Amortization of Deferred Acquisition Costs	19.1	16.5	16.4	57.6	16.1	49.6
Other Expenses	141.0	1.4	139.0	430.8	4.2	413.3

Total	689.6	(5.2)	727.6	2,109.4	(7.6)	2,283.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$53.5	6.2	$50.4	$137.8	116.3	$63.7

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	89.3%		92.1%	90.3%		97.0%
Other Expense Ratio (2)	25.1%		23.4%	25.3%		23.1%
Before-tax Operating Income Ratio (3)	9.5%		8.5%	8.1%		3.6%

Premium Persistency:
Group Long-term Disability				87.9%		84.9%
Group Short-term Disability				82.1%		75.5%

Case Persistency:
Group Long-term Disability				89.3%		88.1%
Group Short-term Disability				88.1%		87.1%

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

(3) Included in this ratio is the second quarter of 2007 $66.2 million net increase in our claim reassessment cost estimate. Excluding this revision, the before-tax operating income ratio for the nine months ended September 30, 2007 would have been 7.2%.

Premium income for group disability decreased in the third quarter and first nine months of 2008 relative to the prior year, as expected, due primarily to our pricing, renewal, and risk selection strategy as well as the termination of one large case group in September 2007. However, premium persistency and case persistency both improved over the prior year in both the core and large case markets, indicating that persistency for these lines is beginning to stabilize as expected. Net investment income declined in the third quarter and first nine months of 2008 in comparison to the prior year due primarily to the investment of new cash at lower rates than that of the portfolio yield for assets supporting these lines of business and also due to a decrease in bond call premiums. These declines in net investment income were partially offset by an increase in the level of assets supporting these lines of business. Other income includes ASO fees of $16.8 million and $49.4 million for the third quarter and first nine months of 2008, respectively, and $16.7 million and $48.4 million for the third quarter and first nine months of 2007.

The benefit ratio for the third quarter and first nine months of 2008 was lower than the benefit ratio for the same prior year periods, excluding the revision to our estimate for the claim reassessment costs, due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Claim incidence rates for both group long-term and short-term disability are slightly lower than the prior year, with no unusual trends noted by sector or by case size. An increase in incidence rates for group short-term disability generally precedes an increase in long-term disability submitted incidence.

The deferral of acquisition costs was generally consistent with the comparable periods of 2008. Amortization was higher in the third quarter and first nine months of 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in the third quarter and first nine months of 2008 compared to the prior year comparable periods due primarily to the decline in premium income. Also contributing to the increase in the other expense ratio was the expense related to the broker compensation settlement previously discussed, of which $4.4 million was included in the first nine months of 2008 expenses for group disability. The decline in acquisition related expenses, as noted above, was mostly offset by an increase in policy maintenance expenses and product and service development costs.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Life	$267.2	(3.3)%	$276.4	$796.6	(4.5)%	$834.3
Accidental Death & Dismemberment	33.1	(0.3)	33.2	96.7	(1.0)	97.7

Total Premium Income	300.3	(3.0)	309.6	893.3	(4.2)	932.0
Net Investment Income	30.9	(6.1)	32.9	94.1	(8.1)	102.4
Other Income	0.5	(28.6)	0.7	1.7	(10.5)	1.9

Total	331.7	(3.4)	343.2	989.1	(4.6)	1,036.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	211.5	(5.5)	223.7	619.7	(10.0)	688.7
Commissions	21.2	—	21.2	63.6	(4.1)	66.3
Deferral of Acquisition Costs	(10.1)	16.1	(8.7)	(29.9)	13.7	(26.3)
Amortization of Deferred Acquisition Costs	13.7	38.4	9.9	41.1	41.2	29.1
Other Expenses	44.5	8.8	40.9	134.0	10.4	121.4

Total	280.8	(2.2)	287.0	828.5	(5.8)	879.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$50.9	(9.4)	$56.2	$160.6	2.2	$157.1

Operating Ratios (% of Premium Income):
Benefit Ratio	70.4%		72.3%	69.4%		73.9%
Other Expense Ratio	14.8%		13.2%	15.0%		13.0%
Before-tax Operating Income Ratio	16.9%		18.2%	18.0%		16.9%

Premium Persistency:
Group Life				84.3%		79.3%
Accidental Death & Dismemberment				86.1%		79.6%

Case Persistency:
Group Life				88.9%		87.2%
Accidental Death & Dismemberment				89.1%		87.6%

Premium income for group life decreased in the third quarter and first nine months of 2008 relative to the prior year periods due primarily to our pricing, renewal, and risk selection strategy. Premium persistency and case persistency both improved in comparison to the prior year. The decrease in net investment income relative to the prior year third quarter and first nine months resulted primarily from a decline in the level of assets supporting these lines of business and a lower yield due to the investment of new cash at lower rates than that of the portfolio yield for assets supporting these lines of business.

The benefit ratio decreased in the third quarter and first nine months of 2008 due primarily to lower paid claim incidence rates for both group life and the accidental death and dismemberment lines of business.

The deferral of acquisition costs increased in the third quarter and first nine months of 2008 due primarily to increased sales in the group core market segment. Amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2008 relative to the prior year periods due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in the third quarter and first nine months of 2008 in comparison to the prior year periods due primarily to the decline in premium income as well as an increase in policy maintenance expenses and product and service development costs. Also included in the first nine months of 2008 expenses was $1.2 million related to the broker compensation settlement previously discussed.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.6	3.0%	$115.1	$352.9	2.7%	$343.5
Long-term Care	146.3	8.0	135.5	431.5	9.0	395.8
Voluntary Benefits	111.5	9.5	101.8	334.3	10.7	301.9

Total Premium Income	376.4	6.8	352.4	1,118.7	7.4	1,041.2
Net Investment Income	101.6	13.0	89.9	295.2	12.1	263.4
Other Income	7.4	(3.9)	7.7	22.5	(14.8)	26.4

Total	485.4	7.9	450.0	1,436.4	7.9	1,331.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	286.7	5.1	272.7	838.7	4.8	800.0
Commissions	65.7	5.0	62.6	201.4	9.6	183.7
Deferral of Acquisition Costs	(56.5)	7.0	(52.8)	(172.9)	11.9	(154.5)
Amortization of Deferred Acquisition Costs	46.7	5.2	44.4	140.3	8.3	129.6
Other Expenses	71.3	9.0	65.4	212.5	9.5	194.0

Total	413.9	5.5	392.3	1,220.0	5.8	1,152.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$71.5	23.9	$57.7	$216.4	21.4	$178.2

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	54.4%		58.6%	53.1%		57.9%
Long-term Care	106.7%		106.9%	105.8%		106.5%
Voluntary Benefits	59.3%		59.2%	58.3%		59.4%
Other Expense Ratio	18.9%		18.6%	19.0%		18.6%
Before-tax Operating Income Ratio	19.0%		16.4%	19.3%		17.1%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	37.7%		42.6%	36.6%		42.4%
Long-term Care	75.6%		79.8%	75.4%		78.5%

Premium Persistency:
Individual Disability - Recently Issued				90.6%		90.9%
Long-term Care				95.4%		94.9%
Voluntary Benefits				80.2%		78.3%

The increase in premium income for the third quarter and first nine months of 2008 relative to the prior year is due to sales growth in our supplemental and voluntary product lines, the impact of premium rate increases implemented for individual long-term care, and overall stable persistency. Net investment income increased relative to the prior year third quarter and first nine months primarily from growth in the level of assets supporting these lines of business and a higher yield due to the investment of new cash at higher rates than that of our portfolio yield.

The interest adjusted loss ratio for the individual disability – recently issued line of business decreased in the third quarter of 2008 relative to the prior year third quarter due primarily to a decrease in incidence rates and a slight increase in the claim recovery rate. The decrease in the interest adjusted loss ratio for the individual disability – recently issued line of business for the first nine months of 2008 relative to the same prior year period is due primarily to a decrease in incidence rates, partially offset by a lower claim recovery rate. The interest adjusted loss ratio for long-term care was lower in the third quarter and first nine months of 2008 than in the prior year periods due primarily to higher premium income and an increase in the claim recovery rate, partially offset by an increase in claim incidence rates. The change in the benefit ratio for voluntary benefits in comparison to the prior year comparable periods relates primarily to the disability line of business.

The increase in commissions and the deferral and amortization of acquisition costs relative to the prior year third quarter and first nine months is due primarily to growth in these lines of business. The other expense ratio increased in comparison to the prior year third quarter and first nine months due to an increase in product and service development costs and acquisition related expenses.

Segment Outlook

Our primary focus for the remainder of 2008 is continued improvement of our claims management performance in our group disability line of business along with growth in our core group market and our supplemental and voluntary lines of business. We continue to expect that our overall benefit ratio for group disability will improve to the 88 to 89 percent range by the end of this year or in early 2009. We expect that premium income growth will emerge in 2009 as our group large case market persistency stabilizes and growth continues in our group core market and our supplemental product lines.

We are focused on diversifying our product portfolio through initiatives such as Simply Unum and increased focus on our group core market and voluntary product sales. Simply Unum combines group and voluntary coverages on one fully-integrated platform and represents substantial changes in existing technologies and workflow processes, from quote and proposal to billing and administration and ultimately to the payment of claims. Simply Unum is now available in 45 states nationwide, and marketplace reaction from brokers and customers has been very positive. We will complete the rollout to the remaining states as state approvals are received.

Although periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market, the current downturn or a future downturn may not necessarily lead to a similar increase in claim incidence. In addition, we have previously taken steps to better improve our risk profile. We have reduced our exposure to volatile business segments through diversification by market size, product segment, and industry segment. Our claims management is positioned for stable and sustainable performance levels. We have not currently experienced an increase in claim incidence levels, on a seasonally adjusted basis, in the aggregate or in any particular market sector or case size. We may see some near term impact from the uncertain economic environment on premium growth due to unfavorable persistency of existing cases or lower sales, particularly if customers elect to delay expansion of existing benefits in today’s environment or if there is a significant reduction in the number of covered employees. We may also see some volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	$167.9	(12.7)%	$192.4	$531.5	(5.4)%	$561.6
Group Life	46.8	3.3	45.3	145.1	14.3	127.0
Individual Disability	10.0	1.0	9.9	30.4	7.4	28.3

Total Premium Income	224.7	(9.2)	247.6	707.0	(1.4)	716.9
Net Investment Income	49.4	4.2	47.4	149.6	4.5	143.1
Other Income	0.9	28.6	0.7	1.3	(51.9)	2.7

Total	275.0	(7.0)	295.7	857.9	(0.6)	862.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	117.8	(10.8)	132.0	396.6	(5.9)	421.4
Commissions	15.9	(0.6)	16.0	46.7	(5.3)	49.3
Deferral of Acquisition Costs	(8.9)	(15.2)	(10.5)	(29.4)	(2.6)	(30.2)
Amortization of Deferred Acquisition Costs	7.4	(40.3)	12.4	23.1	(36.9)	36.6
Other Expenses	46.7	4.2	44.8	141.7	7.5	131.8

Total	178.9	(8.1)	194.7	578.7	(5.0)	608.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$96.1	(4.9)	$101.0	$279.2	10.0	$253.8

Operating Ratios (% of Premium Income):
Benefit Ratio	52.4%		53.3%	56.1%		58.8%
Other Expense Ratio	20.8%		18.1%	20.0%		18.4%
Before-tax Operating Income Ratio	42.8%		40.8%	39.5%		35.4%

Premium Persistency:
Group Long-term Disability				87.0%		88.0%
Group Life				74.8%		71.0%
Individual Disability				88.0%		87.9%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, as occurred during the third quarter of 2008, translating pounds into dollars decreases current year results relative to the prior year. In periods when the pound strengthens, translating into dollars increases current year results in relation to the prior year.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Group Long-term Disability	£88.6	(6.8)%	£95.1	£272.7	(3.4)%	£282.4
Group Life	24.7	9.8	22.5	74.5	16.6	63.9
Individual Disability	5.3	10.4	4.8	15.6	9.9	14.2

Total Premium Income	118.6	(3.1)	122.4	362.8	0.6	360.5
Net Investment Income	26.0	10.6	23.5	76.8	6.7	72.0
Other Income	0.5	25.0	0.4	0.7	(50.0)	1.4

Total	145.1	(0.8)	146.3	440.3	1.5	433.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	61.8	(5.4)	65.3	203.0	(4.3)	212.1
Commissions	8.4	6.3	7.9	24.0	(3.2)	24.8
Deferral of Acquisition Costs	(4.6)	(11.5)	(5.2)	(15.0)	(1.3)	(15.2)
Amortization of Deferred Acquisition Costs	3.9	(36.1)	6.1	11.9	(35.3)	18.4
Other Expenses	24.7	11.3	22.2	72.8	9.8	66.3

Total	94.2	(2.2)	96.3	296.7	(3.2)	306.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£50.9	1.8	£50.0	£143.6	12.6	£127.5

Weighted Average Pound/Dollar Exchange Rate	1.888		2.020	1.944		1.991

Premium income decreased in the third quarter of 2008 relative to the prior year due primarily to lower persistency in the group long-term disability line of business. For the first nine months of 2008, the increase in premium income for group life and individual disability more than offset the decline in group long-term disability resulting from the lower persistency. Current and prior period sales growth as well as a decrease in group life ceded premiums as a result of a modification, in the fourth quarter of 2007, of a quota share reinsurance arrangement relating to new group life sales were the primary contributors to the increase. Group long-term disability premium income for the first nine months of 2008 also includes an increase of £2.8 million relating to a non-recurring reinsurance premium on a previously acquired claims block. Net investment income increased in the third quarter and first nine months of 2008 relative to the prior year due primarily to the growth in the level of assets supporting these lines of business and a higher yield due to the investment of new cash at higher rates than that of our portfolio yield.

The lower benefit ratio in the third quarter and first nine months of 2008 in comparison to the prior year periods was primarily due to a lower rate of claim incidence for both group long-term disability and group life and an increased rate of claim recoveries for group long-term disability. Also included in the third quarter results is an adjustment to our long-term assumptions for claim reserves due to emerging experience and our view of future events, which increased third quarter and year-to-date operating income approximately £5.5 million and £8.2 million in 2008 and 2007, respectively.

The decrease in amortization of acquisition costs in the third quarter and first nine months of 2008 relative to the prior year periods is due primarily to a decrease in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in comparison with the prior year third quarter and first nine months due primarily to continued growth in expenses associated with investing in process changes.

During the second quarter of 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. At the time of the transaction, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million, and recorded a deferred gain of £2.7 million. The transaction is not expected to materially impact operating results.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Group Long-term Disability	$16.2	(2.4)%	$16.6	$54.2	(1.6)%	$55.1
Group Life	4.8	41.2	3.4	12.7	24.5	10.2
Individual Disability	1.9	(13.6)	2.2	5.6	1.8	5.5

Total Sales	$22.9	3.2	$22.2	$72.5	2.4	$70.8

Total Sales (in millions of pounds)	£12.0	9.1	£11.0	£37.1	4.2	£35.6

Sales in Unum UK increased in the third quarter of 2008 relative to the third quarter of 2007 due to an increase in group life sales as well as marginal increases in both core and large case group long-term disability sales. Sales for the first nine months increased primarily due to an increase in large case market sales for both group long-term disability and group life as well as growth in group life sales. In the U.K., legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. During 2007, Unum UK took advantage of the opportunities offered by age equality legislation, with £1.2 million and £6.0 million of additional sales during the third quarter and first nine months of 2007, respectively, compared to £0.3 million and £1.2 million in the third quarter and first nine months of 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 19.4 percent and 21.3 percent in the third quarter and first nine months of 2008 as compared to the same prior year periods.

Segment Outlook

During the remainder of 2008, we intend to focus on continued profitable sales growth and improvement in our premium persistency. We anticipate that high levels of profitability in this segment will continue, but with margins likely to return to approximately 30 percent in the medium term as we invest in new growth opportunities. We are currently undertaking an in-depth analysis of our expense efficiency and alignment to premium growth, the results of which we believe will be a disciplined cost management process that will reduce our operating expenses in 2009. However, we expect to incur additional expenses during the fourth quarter of 2008 in conjunction with implementing this process.

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

Regarding the current economic downturn, we have not yet experienced any significant deterioration in disability claims incidence or claim recoveries. The more likely impact of a softer economic environment is on premium growth, which could be impacted by a prolonged competitive pricing environment. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$152.6	7.7%	$141.7	$452.7	7.3%	$421.9
Life	39.1	9.8	35.6	116.6	9.5	106.5
Cancer and Critical Illness	53.5	7.6	49.7	158.9	8.2	146.8

Total Premium Income	245.2	8.0	227.0	728.2	7.8	675.2
Net Investment Income	26.5	6.0	25.0	78.8	6.1	74.3
Other Income	0.1	(66.7)	0.3	0.3	(66.7)	0.9

Total	271.8	7.7	252.3	807.3	7.6	750.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	116.5	5.5	110.4	343.8	5.3	326.4
Commissions	52.6	3.7	50.7	159.1	6.2	149.8
Deferral of Acquisition Costs	(55.2)	5.1	(52.5)	(168.3)	6.9	(157.4)
Amortization of Deferred Acquisition Costs	42.4	11.3	38.1	124.5	8.1	115.2
Other Expenses	49.3	14.4	43.1	146.4	13.1	129.4

Total	205.6	8.3	189.8	605.5	7.5	563.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$66.2	5.9	$62.5	$201.8	7.9	$187.0

Operating Ratios (% of Premium Income):
Benefit Ratio	47.5%		48.6%	47.2%		48.3%
Other Expense Ratio	20.1%		19.0%	20.1%		19.2%
Before-tax Operating Income Ratio	27.0%		27.5%	27.7%		27.7%

Premium Persistency:
Accident, Sickness, and Disability				75.9%		76.0%
Life				84.7%		82.9%
Cancer and Critical Illness				84.1%		83.8%

Growth in premium income for the third quarter and first nine months of 2008 compared to the prior year periods was attributable primarily to current and prior period sales and stable persistency. Net investment income increased in the third quarter and first nine months of 2008 in comparison to the prior year due primarily to growth in the level of assets supporting these lines of business and a higher yield due to the investment of new cash at higher rates than that of our portfolio yield.

The benefit ratio for this segment decreased in the third quarter and first nine months of 2008 in comparison to the prior year due primarily to favorable risk experience in the accident, sickness, and disability line of business, offset somewhat by higher benefit ratios in the life and cancer and critical illness lines of business. The improvement in the accident, sickness, and disability line of business resulted from the continued favorable experience related to several new products introduced between 2002 and 2004. The life line of business benefit ratio was higher in the third quarter and first nine months of 2008 relative to the same periods last year due to a higher level of death claims and a higher average claim cost. The cancer and critical illness product line reported a higher benefit ratio in the third quarter and first nine months of 2008 relative to the prior year due primarily to unfavorable claim experience associated with the older cancer products.

Although we continue to focus on expense management, the other expense ratio for the third quarter and first nine months of 2008 increased in comparison to the prior year due primarily to our investment in brand and product promotion and the development of additional product offerings.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Accident, Sickness, and Disability	$49.7	5.5%	$47.1	$147.1	5.5%	$139.4
Life	14.8	(0.7)	14.9	43.6	(2.5)	44.7
Cancer and Critical Illness	11.4	(8.8)	12.5	34.1	(6.8)	36.6

Total Sales	$75.9	1.9	$74.5	$224.8	1.9	$220.7

Colonial Life reported third quarter and first nine months of 2008 sales increases in the commercial market segment for employee groups with less than 100 lives and in the public sector markets for state and federal governments. These increases were partially offset by decreases in sales in the commercial market segment for employee groups with greater than 100 lives. The number of new accounts increased over the prior year third quarter and first nine months, but the new account annualized sales premium per case sold declined.

Segment Outlook

Throughout the remainder of 2008, we intend to focus on sales and distribution growth by accelerating recruiting and development, capitalizing on sales opportunities where we have less market share, and assessing emerging distribution opportunities. We anticipate that high levels of profitability in this segment will continue, but with margins decreasing modestly over time as the benefit ratio returns to more historic levels.

We will continue our brand development, product promotion, and marketing programs that we initiated during 2007. Our initiatives also include enhancement of our product development and enrollment capabilities. We intend to further enhance our continuous improvement program and focus on training and leadership development of our sales organization. We believe that the changes we have made and continue to make in our sales organization through recruiting, development, and training will drive growth.

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. We have not experienced an increase in claim incidence levels, on a seasonally adjusted basis, in the aggregate or in any particular market sector. We may see some near term impact on sales and premium growth if current economic conditions impact the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$237.5	(7.2)%	$256.0	$713.1	(5.9)%	$757.7
Net Investment Income	192.7	(9.8)	213.6	585.2	(5.9)	621.6
Other Income	23.9	(13.1)	27.5	73.4	(6.6)	78.6

Total	454.1	(8.7)	497.1	1,371.7	(5.9)	1,457.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	384.2	(7.6)	415.6	1,156.8	(4.4)	1,209.6
Commissions	15.6	(12.4)	17.8	46.9	(10.7)	52.5
Other Expenses	40.1	16.9	34.3	112.2	10.8	101.3

Total	439.9	(5.9)	467.7	1,315.9	(3.5)	1,363.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$14.2	(51.7)	$29.4	$55.8	(41.0)	$94.5

Interest Adjusted Loss Ratio (1)	89.2%		92.4%	89.8%		91.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	16.9%		13.4%	15.7%		13.4%
Before-tax Operating Income Ratio (3)	6.0%		11.5%	7.8%		12.5%

Premium Persistency				93.9%		94.4%

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

The decrease in premium income for the third quarter and first nine months of 2008 relative to the prior year is due to the expected run-off of this block of closed business due to persistency and policy maturities. Partially offsetting the premium decrease from the expected run-off is an increase in premium income due to the reinsurance recapture, in the third quarter of 2007, of a small block of business, with an effective date of January 1, 2007, and an annualized premium income of approximately $7.0 million.

Net investment income decreased in the third quarter and first nine months of 2008 compared to the prior year due to a decrease in bond call premiums, a lower level of assets supporting this closed block of business, and a decline in the portfolio yield rate for this segment. During the fourth quarter of 2007, we entered into an intercompany reinsurance transaction which allowed us to release excess statutory capital previously supporting this reinsured closed block business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income includes the underlying results of certain blocks of reinsured business, including the net investment income of portfolios held by those ceding companies to support of the block we have reinsured. The net investment income for those blocks of reinsured business also declined relative to prior years, primarily due to a lower level of assets.

The interest adjusted loss ratio was lower in the third quarter of 2008 compared to last year’s third quarter due ro lower claim reopens and an improvement in mortality experience. For the first nine months, the ratio was lower than last year, excluding the decrease in our claim reassessment reserve estimate, due primarily to lower submitted claims.

The other expense ratio is higher for the third quarter and first nine months of 2008 relative to the prior year comparable periods due to a $4.7 million litigation settlement as well as higher legal fees related to two pending cases.

Segment Outlook

As a result of the decline in capital allocated to this segment, net investment income has decreased in 2008 relative to 2007 due to the lower asset levels needed to support allocated capital. Net investment income has also been negatively impacted in 2008 by a reduced level of bond call premiums, relative to recent historical experience, as a result of the uncertain economic environment, and it is possible that this trend may continue through the remainder of the year and during the early part of 2009.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2008	% Change	2007	2008	% Change	2007
Operating Revenue
Premium Income	$—	(100.0)%	$0.6	$0.9	(40.0)%	$1.5
Net Investment Income	27.0	9.3	24.7	78.8	(1.1)	79.7
Other Income	6.9	40.8	4.9	22.9	3.2	22.2

Total	33.9	12.3	30.2	102.6	(0.8)	103.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	27.1	6.3	25.5	83.3	(5.0)	87.7
Commissions	0.3	(25.0)	0.4	1.0	(33.3)	1.5
Other Expenses	3.0	N.M.	0.7	7.5	150.0	3.0

Total	30.4	14.3	26.6	91.8	(0.4)	92.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$3.5	(2.8)	$3.6	$10.8	(3.6)	$11.2

N.M. = not a meaningful percentage

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. During the third quarter and first nine months of 2008, this line of business reported operating losses of $2.8 million and $5.7 million, respectively, compared to operating losses of $3.6 million and $7.6 million in the same prior year periods.

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

Total operating revenue for individual life and corporate-owned life insurance was $7.9 million and $24.6 million in the third quarter and first nine months of 2008, respectively, compared to $7.3 million and $23.9 million in the same prior year periods. Operating income was $6.4 million and $19.8 million in the third quarter and first nine months of 2008, respectively, compared to $6.3 million and $21.7 million in the same prior year periods.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $25.1 million and $73.5 million in the third quarter and first nine months of 2008, respectively, compared to $23.7 million and $75.3 million in the same prior year periods. These closed lines of business had combined operating losses of $0.1 million and $3.3 million in the third quarter and first nine months of 2008, respectively, compared to combined operating income (losses) of $0.9 million and $(2.9) million in the third quarter and first nine months of 2007.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, corporate interest expense, and certain corporate income and expense not allocated to a line of business.

Operating revenue in the Corporate segment was $13.5 million and $54.6 million in the third quarter and first nine months of 2008 compared to $9.8 million and $26.6 million in the same prior year periods. The increased operating revenue in the third quarter and first nine months of 2008 compared to the prior year periods is due primarily to an increase in net investment income resulting from higher levels of assets held by the Corporate segment.

The Corporate segment reported operating losses of $30.3 million and $82.7 million in the third quarter and first nine months of 2008, respectively, compared to $35.7 million and $134.3 million in the same prior year periods. Included in the corporate segment operating results for the first nine months of 2008 were $0.4 million of costs related to the early retirement of debt. Included in the corporate segment operating results for the first nine months of 2007 were $3.2 million of costs related to the early retirement of debt as well as a second quarter of 2007 securities litigation settlement accrual of $11.6 million.

Interest and debt expense was $37.2 million and $121.5 million in the third quarter and first nine months of 2008 compared to $43.9 million and $134.3 million in the same prior year periods, excluding the costs related to early retirement of debt. See “Debt” contained herein in Item 2 for further discussion.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our statements of income. Also included in discontinued operations for the first nine months of 2007 is after-tax income for GENEX of $0.7 million. See Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

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

Our investment portfolio consists primarily of fixed income securities. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. We hold $22.1 million of collateralized debt obligations within our public bond portfolio. We have $151.2 million of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1.

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

Investment Results

Net investment income was $594.7 million and $1,799.2 million in the third quarter and first nine months of 2008, a decrease of 1.4 percent and an increase of 0.5 percent relative to the same prior year periods. The level of invested assets was higher in the third quarter and first nine months of 2008 relative to the same prior year periods, but we received fewer bond call premiums.

The yield in our investment portfolio was 6.70 percent as of September 30, 2008, and the weighted average credit rating was A2. This compares to a yield in the portfolio of 6.66 percent as of December 31, 2007 and a weighted average credit rating of A2. At September 30, 2008, the weighted average duration of our policyholder liability portfolio was approximately 7.24 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 6.85 years.

We report changes in the fair values of embedded derivatives in certain modified coinsurance arrangements as realized investment gains and losses, as required under the provisions of DIG Issue B36. During the third quarter and first nine months of 2008, changes in the fair value of these embedded derivatives resulted in realized losses of $67.9 million and $107.0 million, respectively, compared to net realized losses of $27.7 million and $21.4 million for the prior year periods. The third quarter losses in both years resulted primarily from a widening of credit spreads in the overall investment market.

Also included in the third quarter and first nine months of 2008 are $97.9 million and $101.2 million, respectively, of net realized investment losses from sales and write-downs of investments. The 2008 losses relate primarily to fixed maturity securities in the financial institutions sector that we either sold or considered other than temporarily impaired during the third quarter of 2008.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Gross Realized Investment Gain from Sales	$10.6	$11.4	$53.3	$69.2

Gross Realized Investment Loss
Write-downs	71.2	23.5	82.7	56.4
Sales	37.3	6.3	71.8	30.8

Total	108.5	29.8	154.5	87.2

Change in Fair Value of DIG Issue B36 Derivatives	(67.9)	(27.7)	(107.0)	(21.4)

Net Realized Investment Loss	$(165.8)	$(46.1)	$(208.2)	$(39.4)

Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

•

During the third quarter of 2008, we recognized an other than temporary impairment loss of $39.3 million on a principal protected equity linked note issued by a Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This note has an embedded derivative contract and substitutes highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there is a significant decline in the equities market. The note derives its value from the underlying S&P 500 index mutual fund. As of September 30, 2008, the decline in the S&P 500 index had not been significant enough to trigger the substitution of the bonds, but due to the recent steep decline in the S&P 500 index, we could no longer conclude that the value of the underlying S&P 500 index mutual fund would equate to or exceed the par value of the security at maturity. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•

During the third quarter of 2008, we recognized an other than temporary impairment loss of $27.0 million on securities issued by a large investment banking firm. The company experienced a rapid deterioration in its credit and derivatives portfolio, which made it impossible for the firm to raise additional capital or to sell assets to increase liquidity. The inability to raise capital forced the company to file for bankruptcy protection in the third quarter of 2008. The firm was rated A2 by Moody’s and A by S&P at the time of the bankruptcy filing. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•

During the third quarter of 2008, we recognized a loss of $16.2 million on the sale of securities issued by the large investment banking firm discussed above. We had no other individual realized investment losses $10.0 million or greater from the sale of fixed maturity securities during the first nine months of 2008.

While the majority of our 2008 realized losses from other than temporary impairments and from sales were generated by fixed maturity securities in the financial institutions sector, we are generally underweight in that sector relative to industry averages. Our remaining exposure to equity linked securities is approximately $121.4 million on a book value basis as of September 30, 2008.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. An active market for a financial instrument is a market in which transactions for an asset or a similar asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and should be used to measure fair value whenever available. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

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

We use valuation techniques that are appropriate in the circumstances and for which sufficient data are available that can be obtained without undue cost and effort. In some cases, a single valuation technique will be appropriate (for example, when valuing an asset or liability using quoted prices in an active market for identical assets or liabilities). In other cases, multiple valuation techniques will be appropriate. If we use multiple valuation techniques to measure fair value, we evaluate and weigh the results, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. During the third quarter and first nine months of 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. At September 30, 2008, approximately 88.6 percent of our fixed maturity securities were valued based on active trades and/or broker quotes or prices obtained from pricing services that generally use observable inputs in their valuation techniques, with no additional adjustments to the prices. These assets were classified as either Level 1 or Level 2, with the categorization dependent on whether the price was for an actual representative sale, for identical assets actively traded, and/or the quote binding or non-binding. We generally obtain, on average, one quote per financial instrument. We review the prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid.

On selected securities where there is not an indicated price or where we cannot validate the price, some combination of market inputs may be used to determine a price using a pricing matrix, or we may use pricing inputs from a comparable security. At September 30, 2008, we valued approximately 9.4 percent of our fixed maturity securities using this method. These assets were classified as Level 2. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets as Level 3.

Inputs that may be used include the following:

•	Benchmark yields (Treasury and swap curves)

•	Transactional data for new issuance and secondary trades

•	Broker/dealer quotes and pricing

•	Security cash flows and structures

•	Recent issuance/supply

•	Sector and issuer level spreads

•	Credit ratings/maturity/weighted average life/seasoning/capital structure

•	Security optionality

•	Corporate actions

•	Underlying collateral

•	Prepayment speeds/loan performance/delinquencies

•	Public covenants

•	Comparative bond analysis

•	Derivative spreads

•	Third-party pricing sources

•	Relevant reports issued by analysts and rating agencies

The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment, certain features of the financial instrument, such as its complexity or the market in which the financial instrument is traded (such as counterparty, credit, concentration, or liquidity), require that an adjustment be made to the value originally obtained from our pricing sources. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument.

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

As of September 30, 2008, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•

Risk free interest rates of 2.98 percent for five-year maturities to 4.31 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 3.33 percent for five-year maturities to 4.52 percent for 30-year maturities used at June 30, 2008.

•

Current Baa corporate bond spreads ranging from 3.35 percent to 4.01 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 2.46 percent to 2.92 percent plus an additional 20 basis points at June 30, 2008. The changes were based on observable market spreads.

•	An additional five basis points were added to the risk free rates for foreign investments, consistent with June 30, 2008.

•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the September 30, 2008 fair value of our fixed maturity securities portfolio by approximately $1.2 million. We believe this range of variability is appropriate, and although the current market is very volatile, historically the inputs noted have generally not deviated outside the range provided.

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

•

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 inputs include, for example, indicative prices obtained from brokers or pricing services validated to other observable market data and quoted prices for similar assets or liabilities.

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

As of September 30, 2008, approximately 10.0 percent of our fixed maturity securities were categorized as Level 1, 88.3 percent as Level 2, and 1.7 percent as Level 3. During the third quarter of 2008, we transferred $241.1 million of fixed maturity securities into Level 3 and $114.4 million of fixed maturity securities out of Level 3. The reclassifications between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities reclassified: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to the lack of an active and orderly market, and (3) comparable bond metrics from which to perform an analysis. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for additional information.

Fixed Maturity Securities

Fixed maturity securities at September 30, 2008, included $32.9 billion, or 99.1 percent, of bonds and $288.6 million, or 0.9 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds-By Industry Classification

As of September 30, 2008

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,004.7	$(139.8)	$1,356.8	$172.2	$647.9	$32.4
Canadian	271.8	53.7	—	—	271.8	53.7
Capital Goods	2,673.2	(158.6)	1,749.6	219.9	923.6	61.3
Communications	1,971.3	(203.3)	1,325.7	237.1	645.6	33.8
Consumer Cyclical	1,400.0	(186.0)	970.6	202.7	429.4	16.7
Consumer Non-Cyclical	4,054.7	(236.6)	2,995.1	294.8	1,059.6	58.2
Energy (Oil & Gas)	2,274.3	(117.1)	1,344.9	179.6	929.4	62.5
Financial Institutions	2,791.3	(454.8)	2,528.9	465.3	262.4	10.5
Mortgage/Asset-Backed	3,997.3	212.6	485.3	24.5	3,512.0	237.1
Sovereigns	1,054.6	55.1	247.3	4.7	807.3	59.8
Technology	626.5	(42.0)	518.8	47.4	107.7	5.4
Transportation	884.7	(16.4)	467.0	47.8	417.7	31.4
U.S. Government Agencies and Municipalities	1,915.4	41.8	887.7	98.5	1,027.7	140.3
Utilities	6,958.4	(540.2)	5,293.2	648.0	1,665.2	107.8

Total	$32,878.2	$(1,731.6)	$20,170.9	$2,642.5	$12,707.3	$910.9

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at September 30, 2008.

Fixed Maturity Bonds-By Maturity

As of September 30, 2008

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$96.4	$2.6
Due after 1 year up to 5 years	1,801.4	110.7
Due after 5 years up to 10 years	6,758.7	788.1
Due after 10 years	11,029.1	1,716.6

Subtotal	19,685.6	2,618.0
Mortgage/Asset-Backed Securities	485.3	24.5

Total	$20,170.9	$2,642.5

Of the $2,642.5 million in gross unrealized losses at September 30, 2008, $2,264.2 million, or 85.7 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates or changes in market or sector credit spreads which occurred subsequent to acquisition of the bonds.

The following table shows the length of time the investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2008.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$4,652.0	$286.8
> 90 <= 180 days	3,042.3	223.2
> 180 <= 270 days	1,973.9	215.9
> 270 <= 1 year	454.3	50.7
> 1 year <= 2 years	2,976.2	449.7
> 2 years <= 3 years	2,849.6	477.7
> 3 years	2,359.6	389.9

Total	$18,307.9	$2,093.9

Fair value < 70% >= 40% of amortized cost

<= 90 days	$8.6	$4.8
> 90 <= 180 days	2.8	1.2
> 180 <= 270 days	40.3	18.5
> 1 year <= 2 years	84.2	54.3
> 2 years <= 3 years	68.8	36.3
> 3 years	61.3	55.2

Total	$266.0	$170.3

The following table shows the length of time the below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of September 30, 2008. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2008.

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of September 30, 2008

(in millions of dollars)
	Fair Value	Gross Unrealized Loss
Fair value < 100% >= 70% of amortized cost

<= 90 days	$252.8	$11.5
> 90 <= 180 days	124.8	10.5
> 180 <= 270 days	202.7	27.6
> 270 <= 1 year	160.3	19.4
> 1 year <= 2 years	457.4	88.7
> 2 years <= 3 years	60.0	14.5
> 3 years	145.1	30.1

Total	$1,403.1	$202.3

Fair value < 70% >= 40% of amortized cost

> 180 <= 270 days	$4.8	$2.6
> 270 <= 1 year	3.5	3.5
> 1 year <= 2 years	35.1	19.9
> 2 years <= 3 years	18.2	8.4
> 3 years	85.3	54.7

Total	$146.9	$89.1

Fair value < = 40% of amortized cost

> 1 year <= 2 years	$19.9	$36.5
> 2 years <= 3 years	12.0	21.8
> 3 years	15.1	28.6

Total	$47.0	$86.9

As of September 30, 2008, we held 57 securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Bonds

$10.0 Million or Greater

As of September 30, 2008

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

Financial Institutions	$559.2	$230.3	15
Utilities	875.5	169.6	14
U.S. Government Agencies	755.2	89.6	2
Consumer Non-Cyclical	419.9	62.7	5
Energy	181.0	50.2	3
Capital Goods	242.9	49.0	4
Communications	100.3	37.2	2
Basic Industry	79.5	21.4	1
Transportation	68.1	16.2	1

Total	$3,281.6	$726.2	47

Below-Investment-Grade

Consumer Cyclical	$71.0	$69.2	4
Communications	53.6	52.7	3
Basic Industry	26.9	13.7	1
Capital Goods	43.9	12.2	1
Financial Institutions	8.9	10.1	1

Total	$204.3	$157.9	10

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

For those securities with a gross unrealized loss, we considered all applicable factors shown below in reaching the conclusion that the impairments were not other than temporary.

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

Gross Unrealized Losses on Fixed Maturity Bonds

$20.0 Million or Greater

As of September 30, 2008

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

United Kingdom Based Financial Institution	$57.0	$24.6	> 2 years <= 3 years
U.S. Based Financial Institution	49.9	25.1	> 2 years <= 3 years
Canadian Based Metals Company	79.5	21.4	> 2 years <= 3 years
U.S. Government Sponsored Mortgage Funding Company	654.5	76.5	> 3 years
U.S. Based Media Conglomerate	51.8	20.9	> 3 years

Total	$892.7	$168.5

Below-Investment-Grade

U.S. Based Financial Services Company	$14.5	$22.2	> 1 year <= 2 years
U.S. Based Media Conglomerate	13.3	26.4	> 3 years
U.S. Based Automobile Manufacturer	15.8	21.4	> 3 years

Total	$43.6	$70.0

For those securities with a gross unrealized loss of $20.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary.

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

•

The fair value of the U.S. based financial institution securities declined due primarily to liquidity concerns about financial institutions in general as well as concerns about the quality of assets held by the firm. In October 2008, the company received a substantial equity infusion which should help to alleviate recent liquidity concerns. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

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

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of September 30, 2008, with no negative outlook by rating agencies. The change in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the mortgage market. We believe that the decline in fair value of this security is temporary. We have the ability to hold this security to the earlier of recovery or maturity.

•

The fair value of the U.S. based media conglomerate securities declined due to general widening of credit spreads in the media industry particularly among companies sensitive to the cyclical advertising market. The company generates significant free cash flow, maintains a sizeable cash balance, and owns interests in various media businesses providing additional liquidity. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Below-Investment-Grade Fixed Maturity Securities:

•

The fair value of the U.S. based financial services company securities declined due to losses reported by both its residential real estate finance subsidiary and its auto finance business. The real estate losses are a result of a decline in housing prices, higher mortgage delinquencies, and a decline in value of mortgages held for investment. The auto finance losses are related to declining residual values in its lease portfolio, lower loan originations due to declining auto sales, and weaker consumer credit trends. The real estate subsidiary is considered bankruptcy remote, and the company’s core automotive finance business has strong liquidity and capital support. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fair value of the U.S. based media conglomerate securities declined due to the increase in leverage from a leveraged buyout transaction, as well as a general widening of credit spreads in the media industry. The company is expected to continue to generate sufficient cash flow to service its debt obligations, and it has ownership interests in a variety of media businesses that could be sold to further reduce leverage. We believe the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

•

The fixed maturity bonds of the U.S. based automobile manufacturer are securities issued by the manufacturer and its captive finance subsidiary. The reduction in market value of these securities is due primarily to a decline in profitability and cash flow due to the competitive environment, a loss of market share, shifting consumer demand, and an increase in the cost of raw materials and employee healthcare and pension benefits. The company and its finance subsidiary both have substantial liquidity. We believe that the decline in fair value of these securities is temporary. We have the ability to hold these securities to the earlier of recovery or maturity.

Our mortgage/asset-backed securities were approximately $3.8 billion and $4.0 billion on an amortized cost basis at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the mortgage/asset-backed securities had an average life of 6.34 years, effective duration of 5.34 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates.

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

As of September 30, 2008, our exposure to below-investment-grade fixed maturity securities was $1,840.0 million, approximately 5.1 percent of the fair value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying high-yield securities. This entity is a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO are limited to our investment in the entity. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $2.5 million and $2.4 million, respectively, at September 30, 2008, and $12.0 million and $11.8 million, respectively, at December 31, 2007.

Mortgage Loans and Real Estate

Our mortgage loan portfolio was $1,238.5 million and $1,068.9 million on an amortized cost basis at September 30, 2008 and December 31, 2007, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity remains low, and we expect the level of delinquencies and problem loans to remain low in the future. At September 30, 2008, delinquent mortgage loans, or those past due more than 30 days as to interest or principal payments, totaled $5.3 million. We had no delinquent mortgage loans at December 31, 2007 and no impaired mortgage loans at September 30, 2008 or December 31, 2007.

Real estate was $13.8 million and $18.2 million at September 30, 2008 and December 31, 2007, respectively. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets our investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified to real estate held for sale when it no longer meets our investment criteria. Real estate held for sale, which is valued net of a valuation allowance that reduces the carrying value to the lower of cost or fair value less estimated cost to sell, was $2.3 million and $8.9 million at September 30, 2008 and December 31, 2007, respectively.

We use a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. We establish an investment valuation allowance for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. Investment valuation allowances for real estate held for sale are established based on a review of specific assets. If a decline in value of a mortgage loan or real estate investment is considered to be other than temporary or if the asset is deemed permanently impaired, the investment is reduced to estimated net realizable value, and the reduction is recognized as a realized investment loss. We monitor the risk associated with these invested asset portfolios and regularly review and adjust the investment valuation allowance. We had no valuation allowance for mortgage loans and real estate at September 30, 2008 or for mortgage loans at December 31, 2007. The valuation allowance for real estate was $7.6 million December 31, 2007.

Derivative Financial Instruments

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during the third quarter and first nine months of 2008 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

During the third quarters of 2008 and 2007, we recognized net losses of $29.3 million and $1.6 million, respectively, on the termination of cash flow hedges and reported those losses in other comprehensive income (loss). During the first nine months of 2008 and 2007, we recognized net gains of $52.3 million and $13.5 million, respectively, on the termination of cash flow hedges and reported $54.3 million and $13.4 million, respectively, in other comprehensive income (loss). During the first nine months of 2008 and 2007, we reported a net gain (loss) of $(2.0) million and $0.1 million as a component of realized investment gains and losses. We amortized $5.2 million and $3.5 million of net deferred gains into net investment income in the third quarters of 2008 and 2007, respectively, and $16.1 million and $16.5 million during the first nine months of 2008 and 2007, respectively.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $28.9 million at September 30, 2008. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $162.2 million at September 30, 2008. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P.

Additions and terminations, in notional amounts, to our hedging programs during the third quarter of 2008 were $296.7 million and $316.1 million, respectively, and in the third quarter of 2007 were $80.5 million and $271.5 million, respectively. Additions and terminations include roll activity, which is the closing out of an old contract and the initiation of a new one when a contract is about to mature but the need for it still exists. The notional amount of derivatives outstanding under the hedge programs was $2,716.9 million at September 30, 2008 and $2,985.7 million at December 31, 2007.

As of September 30, 2008 and December 31, 2007, we had $1,295.0 million and $1,645.0 million, respectively, notional amount of forward starting interest rate swaps outstanding to lock in the reinvestment rates on future anticipated cash flows through the year 2013 for certain of our long-term product portfolios.

As of September 30, 2008 and December 31, 2007, we had $296.9 million and $333.5 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts outstanding to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of September 30, 2008 and December 31, 2007, we had $635.9 million and $612.1 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

Our freestanding derivatives all qualify as hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Prior to the second quarter of 2008, all were designated as cash flow hedges. To the extent effective, changes in the fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged items affect earnings. Any ineffective portion of a cash flow hedge is recognized in current earnings during the period of change in fair value. During the second and third quarters of 2008, we entered into $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert our fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. These swaps were designated as fair value hedges under SFAS 133. As such, changes in the fair value of the derivatives, as well as the offsetting change in fair value on the hedged securities attributable to the risk being hedged, are reported as realized investment gains and losses during the period of change in fair value. We did not have any ineffectiveness with these hedges during the third quarter and first nine months of 2008.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $98.8 million as of September 30, 2008 and December 31, 2007. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the years 2020 through 2022.

We also have embedded derivatives associated with modified coinsurance contracts. Those derivatives are not designated as hedging instruments, and the change in fair value is reported as a realized investment gain or loss during the period of change. Due to the change in fair value of these embedded derivatives, we recognized $67.9 million and $107.0 million of net realized investment losses during the third quarter and first nine months of 2008, respectively, and $27.7 million and $21.4 million of net realized investment losses during the third quarter and first nine months of 2007, respectively.

Other

Our exposure to non-current investments, on a fair value basis, totaled $11.5 million and $2.6 million at September 30, 2008 and December 31, 2007, respectively.

We use the repurchase agreement market as a source of short-term financing and had $125.0 million outstanding at September 30, 2008. See further discussion under “Debt” as follows.

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

Our policy benefits are primarily in the form of claim payments, and we have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. In light of the recent credit market turmoil, we have implemented a more conservative cash management strategy with respect to our securities lending and commercial paper programs. In addition, we have an unsecured revolving credit facility that we can utilize as needed to provide additional liquidity and financial flexibility. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months.

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 1.4 million additional shares. During August 2008, we repurchased approximately 12.5 million shares for $350.0 million, using an accelerated share repurchase agreement with terms similar to the earlier agreement. The final settlement occurred during October 2008, with the price adjustment resulting in the delivery to us of approximately 2.0 million additional shares of our common stock. In total, we purchased 29.9 million shares of our common stock under the share repurchase program.

During 2008, we intend to retain sufficient capital in our traditional U.S. insurance subsidiaries to maintain a weighted average RBC ratio in excess of our stated long-term objective of 300 percent. We also intend to maintain our leverage ratio at or slightly below our target levels and maintain, as a minimum threshold, liquidity at our holding companies sufficient to cover one year of fixed charges (measured as interest expense plus common stock dividends). We expect that holding company liquidity will be in excess of this minimum threshold at the end of 2008.

Our cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category in our consolidated statements of cash flows for the applicable periods. The absence of cash flows from discontinued operations has not, nor is it expected to, materially affect liquidity and capital resources.

    Operating Cash Flows

Net cash provided by operating activities was $1,021.6 million for the nine months ended September 30, 2008, compared to $1,255.3 million for the comparable period of 2007. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for the nine months ended September 30, 2008 and 2007 are voluntary pension contributions to our U.S. qualified defined benefit plan of $55.0 million and $110.0 million, respectively. We also had increased cash inflows of approximately $211.4 million in the third quarter of 2007 due to the reinsurance recapture of a small block of individual disability business.

    Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $200.8 million for the nine months ended September 30, 2008 compared to $1,253.6 million for the comparable period of 2007.

We had higher proceeds from sales and maturities of available-for-sale securities in the first nine months of 2008 compared to the first nine months of 2007 primarily due to an increase in sales of fixed maturity securities and an increase in bonds that were called at par, partially offset by a lower level of proceeds from mortgage-backed securities prepayments. Proceeds from sales and maturities of other investments decreased in the first nine months of 2008 primarily due to lower proceeds from the sale of common stock investments and a reduction in principal payments received on our commercial mortgage loans. This reduction in cash flows received on other investments was partially offset by higher proceeds in 2008 from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities increased during the first nine months of 2008 relative to the prior year first nine months. The increase resulted in part from more funds available for reinvestment as compared to the prior year because of the higher level of proceeds from sales and calls, as noted in the preceding paragraph. Additionally, during the first half of 2008, we continued to transition out of short-term investments into floating rate fixed maturity securities to support the floating rate debt issued during the fourth quarter of 2007. Purchases for 2007 included the investing of the net cash inflows of $98.8 million from the sale of GENEX and the $211.4 million cash inflows from the reinsurance recapture.

Net sales of short-term investments increased during the first nine months of 2008 due in part to the sale of investments to fund the $700.0 million accelerated share repurchase agreements executed one half in each of January and August 2008, as well as the previously mentioned transition to floating rate fixed maturity securities in lieu of short-term investments. During the second quarter of 2007, a portion of the proceeds from the issuance of the 17.7 million shares of common stock was invested in short-term investments, thereby contributing to the higher purchase of short-term investments in 2007. Also, during the third quarter of 2007, there was an increase in net purchases of short-term investments to provide liquidity needed for the capital redeployment plan announced in the fourth quarter of 2007 in conjunction with the issuance of the Northwind Holdings debt.

As previously discussed, proceeds from acquisitions relate to the second quarter of 2008 Unum UK acquisition of a group long-term disability claims portfolio. The proceeds from dispositions in 2007 relate to the sale of GENEX.

    Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $914.4 million for the nine months ended September 30, 2008 compared to net cash provided of $20.2 million for the comparable period of 2007. As discussed previously, during the first nine months of 2008, we completed our $700.0 million authorized share repurchase program using an accelerated share repurchase agreement.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. At the end of the third quarter of 2008, we held $275.0 million of short-term debt, $125.0 million of which was borrowed during 2008. The remaining $150.0 million represents debt previously classified as long-term but which now has a maturity date within one year after the date of our balance sheet.

During the first nine months of 2008 and 2007, we purchased and retired $36.6 million and $34.5 million, respectively, aggregate principal amount of our outstanding 6.85% notes due 2015.

During the first nine months of 2008 and 2007, Tailwind Holdings made principal payments on its floating rate, senior secured non-recourse notes due 2036 of $7.5 million and $15.0 million, respectively. During the first nine months of 2008, Northwind Holdings made principal payments of $35.7 million on its floating rate, senior secured non-recourse notes due 2037.

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

Debt

At September 30, 2008, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,285.4 million and short-term debt of $275.0 million. Short-term debt consisted of $150.0 million 5.859% senior notes due May 2009 and $125.0 million of reverse repurchase agreements. The reverse repurchase agreements were entered into during the third quarter of 2008, with a weighted average interest rate of 3.65 percent and a maturity date of October 27, 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings was 21.4 percent at September 30, 2008, consistent with December 31, 2007. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.4 percent at September 30, 2008 and December 31, 2007.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. During the first nine months of 2008, we made principal payments of $35.7 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007, for further discussion.

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussions under “Commitments” and “Off-Balance Sheet Arrangements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. During the first nine months of 2008, there were no substantive changes in our commitments, contractual liabilities, or other off-balance sheet arrangements.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. During the second quarter of 2008, we held our annual review meetings with S&P and Moody’s. During late October 2008, we held our annual review meeting with AM Best. We plan to hold our annual review meeting with Fitch in early November 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. During the first nine months of 2008, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)
July 1 - July 31, 2008	—	$—	—	$350,000,000
August 1 - August 31, 2008	12,500,000	24.17	12,500,000	—
September 1 - September 30, 2008	—	—	—	—

Total	12,500,000		12,500,000

(1)	On October 31, 2007, we announced that our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock.

(2)	On January 31, 2008, we repurchased 14,000,000 shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. A 30 percent partial acceleration of the agreement, 4,200,000 shares, occurred on March 26, 2008 and settled on March 28, 2008 with the price adjustment resulting in the delivery to us of 482,483 additional shares of our common stock. The remaining 9,800,000 shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of 913,707 additional shares. In total, we repurchased 15,396,190 shares of our common stock under this agreement for an average price paid per share of $22.73.

(3)	On August 4, 2008, we repurchased 12,500,000 shares of Unum Group’s common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of our common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. A 50 percent partial acceleration of the agreement, 6,250,000 shares, occurred on October 7, 2008 and settled on October 10, 2008 with the price adjustment resulting in the delivery to us of 980,886 additional shares of our common stock. The remaining 6,250,000 shares settled on October 14, 2008, with the price adjustment resulting in the delivery to us of 1,000,896 additional shares. In total, we repurchased 14,481,782 shares of our common stock under this agreement for an average price paid per share of $24.17.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Agreement dated July 31, 2008 between Unum Group and Deutsche Bank AG, London Branch for an Accelerated Share Repurchase Transaction. *

Exhibit 10.2	Amended and Restated Employment Agreement by and between Unum Group and Thomas R. Watjen, as further amended by the Amendment dated September 17, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2008).

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: October 31, 2008	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: October 31, 2008	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary