Form 10-K
period 2008-12-31
Unum Group
filed 2009-02-24
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [X]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.1 billion. As of February 23, 2009, there were 331,163,356 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management’s Discussion and Analysis, and the consolidated financial statements and related notes), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	Unfavorable economic or business conditions, both domestic and foreign, including the continued financial market disruption.
•	Investment results, including but not limited to, realized investment losses resulting from impairments that differ from our assumptions and historical experience.
•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.
•	Changes in interest rates, credit spreads, and securities prices.
•	Currency exchange rates.
•	Changes in our financial strength and credit ratings.
•

Changes in claim incidence and recovery rates due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, and the effectiveness of claims management operations.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.
•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.
•	Effectiveness of our risk management program.
•	The level and results of litigation.
•	Effectiveness in supporting new product offerings and providing customer service.
•	Actual experience in pricing, underwriting, and reserving may deviate from our assumptions.
•	Lower than projected persistency and lower sales growth.
•	Fluctuation in insurance reserve liabilities.
•	Ability and willingness of reinsurers to meet their obligations.
•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.
•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.
•	Events or consequences relating to terrorism and acts of war, both domestic and foreign.
•	Changes in accounting standards, practices, or policies.
•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including long-term care insurance, life insurance, employer- and employee-paid group benefits, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment and the Corporate and Other segment. These segments are discussed more fully under “Reporting Segments” included herein in Item 1.

Business Strategies

As one of the leading providers of employee benefits, we offer a broad portfolio of products and services to meet the diverse needs of the marketplace. We try to achieve a competitive advantage by offering group, individual, and voluntary benefits products that can be offered as stand alone products or that can be combined with other coverages to provide comprehensive benefits solutions for customers. We offer competitive benefit plans to businesses of all sizes to help them attract and retain a stronger workforce and protect the incomes and lifestyles of employees and their families. Through a variety of technological tools and trained professionals, we offer services which are designed to meet the evolving needs of our customers. We strive to provide the highest level of service excellence.

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates.

During the last few years, we have successfully developed an overall risk management structure that focuses on risk at all levels of our organization. Through our capital management risk strategy, we have strengthened our balance sheet and maintained financial flexibility which we believe will support our operations over various economic cycles. Through our insurance risk strategy, we improved our risk profile through disciplined growth and the development of a more balanced business mix which we believe will continue to reduce our business volatility. Through our investment strategy, we have managed our claim reserve discount rates relative to investment portfolio yield rates, reduced our exposure to high risk securities holdings, and avoided certain asset class problems.

During 2009, we intend to continue our focus on a number of key areas. Objectives for 2009 include:

•	Consistent execution of our operating plans. We will continue our emphasis on disciplined, profitable growth.
•	Maintain a strong investment portfolio. We will maintain disciplined credit analysis in our selection of investment assets and continue to be conservative within our investment risk tolerances.
•	Build and effectively use capital. We intend to continue to build capital and manage it effectively within our stated capital management strategy objectives.
•	Professional development of our employees. We will continue our focus on employee training and development as well as talent management.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Effective with the fourth quarter of 2008, we made slight modifications to our reporting segments to better align the debt of our securitizations with the business segments and to align the allocation of capital for Unum UK similar to that of Unum US and Colonial Life. Specifically, we transferred the assets, non-recourse debt, and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings) from our former Corporate segment to Unum US group disability and Individual Disability – Closed Block, respectively. We transferred excess assets, capital in excess of target, and the associated investment income from Unum UK to our Corporate and Other segment. We also modified the investment income allocation on capital supporting certain of our group disability and long-term care product lines within Unum US and have also aggregated our former Other segment and Corporate segment into one reporting segment. Financial results previously reported have been revised to reflect these reclassifications.

Measured as a percentage of consolidated premium income for the year ended December 31, 2008, premium income was approximately 63.8 percent for the Unum US segment, 11.4 percent for Unum UK, 12.6 percent for Colonial Life, and 12.2 percent for the Individual Disability – Closed Block and Corporate and Other segments combined.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability – recently issued, group and individual long-term care, and brokerage voluntary benefits products, issued primarily by Unum America, Provident, and Paul Revere Life. Paul Revere Life no longer actively markets new business but continues to service its existing business. Premium income for this segment totaled $4,963.0 million in 2008. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Effective in 2009, we will discontinue selling individual long-term care insurance on an active basis.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 45.8 percent of the Unum US segment premium income in 2008. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

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

We have defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year, but may be longer. The profitability of the policy depends on the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

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

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 24.0 percent of the Unum US segment premium income in 2008. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those used for group disability products.

Profitability of group life and accidental death and dismemberment insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability – Recently Issued

Individual disability – recently issued products generated approximately 9.5 percent of the Unum US segment premium income in 2008. Individual disability is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder’s needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual disability products do not provide for the accumulation of cash values.

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

Group and Individual Long-term Care

Long-term care products generated approximately 11.7 percent of the Unum US segment premium income in 2008. Long-term care insurance is offered to employers for the benefit of employees and also sold to individuals on a single-life customer basis. During 2009, we will discontinue selling individual long-term care. Long-term care insurance pays a benefit upon the loss of two or more activities of daily living and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less.

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

Voluntary Benefits

Voluntary benefits products generated approximately 9.0 percent of the Unum US segment premium income in 2008. Voluntary benefits products include individual universal life and interest-sensitive life, individual disability, group and individual critical illness, and individual cancer products. These products are sold to groups of employees through payroll deduction at the workplace.

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

Unum UK Segment

The Unum UK segment includes group long-term disability insurance, group life products, and individual disability products issued by Unum Limited and sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $889.3 million in 2008, or £478.6 million in local currency.

Group Long-term Disability

Group long-term disability products contributed approximately 76.1 percent of the Unum UK segment premium income in 2008. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

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

Group Life

Group life products contributed approximately 19.5 percent of the Unum UK segment premium income in 2008. Group life products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 4.4 percent of the Unum UK segment premium income in 2008. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. Individual disability products do not provide for the accumulation of cash values.

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

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $977.3 million in 2008.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 62.1 percent of the Colonial Life premium income in 2008, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis and group limited benefit medical plans which provide limited indemnity benefits for basic healthcare expenses.

Premiums for accident, sickness, and disability products are generally based on our experience for morbidity, mortality, persistency, and expenses. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein we retain the right to change premiums at the individual account level. We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

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

Life

Group and individual life products contributed approximately 16.1 percent of the 2008 premium income for Colonial Life and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 21.8 percent of the 2008 premium income for the Colonial Life segment. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums are generally based on our experience for morbidity, mortality, persistency, and expenses. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis.

Profitability of these products is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Individual Disability – Closed Block Segment

Generally, the insurance policies included in the Individual Disability – Closed Block segment are individual disability insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual disability business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period we gradually changed our distribution focus for individual disability insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Premium income for this segment totaled $952.3 million in 2008.

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

We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at December 31, 2008, equaled approximately $7.8 billion. The maximum risk limit for the reinsurer grows to approximately $2.3 billion over time, after which any further losses, if any, will revert to us.

Corporate and Other Segment

The Corporate and Other segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. The Corporate and Other segment also includes results from certain Unum US insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Premium income for the insurance products in this segment totaled $1.4 million in 2008. It is expected that revenue and income from these insurance products will decline over time as these business lines wind down.

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

We have catastrophic reinsurance coverage which includes five layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies. We have 80 percent reinsurance coverage in each of the first four layers and 60 percent coverage in the fifth layer for a total of $174.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible. The first $30.0 million layer includes terrorism coverage other than that resulting from biological, chemical, and nuclear terrorism, whereas the second, third, fourth, and fifth layers each provide $50.0 million of coverage for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $4,974.2 million at December 31, 2008 relates to 88 companies. Thirteen major companies account for approximately 91 percent of the reinsurance recoverable at December 31, 2008, and all of these companies are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

For further discussion of our reinsurance activities, refer to “Risk Factors” contained herein in Item 1A and Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

For further discussion of reserves, refer to “Risk Factors” contained herein in Item 1A and to “Critical Accounting Estimates” and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

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

Refer to “Risk Factors” contained herein in Item 1A and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8, respectively, for information on our investments and derivative financial instruments.

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

Our financial strength ratings as of February 2009 for our principal U.S. domiciled insurance company subsidiaries were:

•	A- (Excellent) by AM Best – 4th of 15 rankings
•	A- (Strong) by Fitch – 7th of 23 rankings
•	Baa1 (Adequate) by Moody’s – 8th of 21 rankings
•	A- (Strong) by S&P – 7th of 21 rankings

Our issuer credit ratings as of February 2009 were:

•	bbb- (Good) by AM Best – 10th of 22 rankings
•	BBB- (Good) by Fitch – 9th of 23 rankings
•	Ba1 (Speculative) by Moody’s – 11th of 21 rankings
•	BBB- (Good) by S&P – 10th of 22 rankings

At present, our ratings from AM Best, Moody’s, and S&P have a “stable” outlook, and our rating from Fitch has a “positive” outlook. None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

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

Examinations and Investigations

Claim Related

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements provide for changes in certain of our claims handling procedures and a claim reassessment process available to certain claimants whose claims were denied or closed during specified periods. During 2007, we completed the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. The lead regulators conducted a final examination and presented their findings to Unum Group’s board of directors and management in April 2008. The report of the multistate market conduct examination and the report of the California Department of Insurance market conduct examination provided that we satisfactorily complied with each of the agreements’ mandates and that no fines would be assessed. We continue to work closely with our regulators and also continue to work toward resolution of other outstanding legal and regulatory issues.

See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7.

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

In June 2004, we received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and our companies. In November 2006, we entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provided for a national restitution fund of $15.5 million, which we expect will be fully dispensed by March 2009.

Since October 2004, we and/or our insurance subsidiaries have received subpoenas or information requests from state regulatory or investigatory agencies of at least seven states including Connecticut, Florida, Maine, Massachusetts, North Carolina, South Carolina, and Tennessee. The subpoenas and/or information requests relate to, among other things, compliance with the Employee Retirement Income Security Act (ERISA) relating to our interactions with insurance brokers and to regulations concerning insurance information provided by us to plan administrators of ERISA plans, as well as compliance with state and federal laws with respect to quoting processes, producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers.

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

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies have been prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K. See further discussion in “Risk Factors” contained herein in Item 1A and “Liquidity and Capital Resources” contained herein in Item 7.

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

Unum Group is registered under such laws as an insurance holding company system in Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California. Most states, including the states in which our insurance subsidiaries are domiciled, have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws and regulations apply to Unum Group and its insurance subsidiaries, there can be no effective change in control of Unum Group unless the person seeking to acquire control has filed a statement with specified information with the insurance regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its parent, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its parent without the prior approval of the insurance regulators in the states in which the company’s insurance subsidiaries are domiciled or deemed to be domiciled will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulator; (ii) prohibition of voting of such shares; and, (iii) other actions determined by the relevant insurance regulator. Further, many states’ insurance laws require prior notification to state insurance regulators of a change of control of a non-domiciled insurance company doing business in that state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Unum Group may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of Unum Group, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of Unum Group might consider to be desirable.

In addition, such laws and regulations restrict the amount of dividends that may be paid by our insurance subsidiaries to their respective stockholders, including Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries. See further discussion in “Risk Factors” contained herein in Item 1A and “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7.

Unum Group may also from time to time be subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which it or its affiliates do business or have done business.

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

For further discussion of regulation, refer to “Risk Factors” contained herein in Item 1A.

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our U.K. operations totaled $1,086.1 million, $1,171.8 million, and $1,017.5 million for 2008, 2007, and 2006, respectively. These amounts were approximately 10.4 percent, 11.1 percent, and 9.7 percent of total segment operating revenue for 2008, 2007, and 2006, respectively. Total assets and total liabilities, as of December 31, 2008, were $2.9 billion and $2.1 billion, respectively, for our U.K. operations. Fluctuations in the U.S. dollar relative to the local currency of our U.K. operations will impact our reported operating results. See “Risk Factors” contained herein in Item 1A for further discussion of fluctuations in foreign currency exchange rates and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum UK’s operating results.

Employees

At December 31, 2008, we had approximately 9,800 full-time employees.

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

Executive Officers of the Registrant

Our executive officers, all of whom are also executive officers of certain of our principal subsidiaries, were appointed by Unum Group’s board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position

Thomas R. Watjen	54	President and Chief Executive Officer and a Director
Robert O. Best	59	Executive Vice President, Chief Operating Officer Unum US
Liston Bishop III	62	Executive Vice President and General Counsel
Robert C. Greving *	57	Executive Vice President, Chief Financial Officer and Chief Actuary
Randall C. Horn	56	Executive Vice President, President and Chief Executive Officer, Colonial Life
Kevin P. McCarthy	53	Executive Vice President, President and Chief Executive Officer, Unum US
Susan L. Ring	48	Executive Vice President, President and Chief Executive Officer, Unum UK

* Mr. Greving has announced his intention to retire from the Company during 2009.

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

Mr. Bishop became Executive Vice President and General Counsel in October 2008. Prior to this appointment, he served as Interim General Counsel beginning in April 2008. From August 1979 through September 2008, Mr. Bishop practiced corporate and securities law with the law firm of Miller & Martin PLLC, except during the period from January 2005 through July 2007 when he was employed as deputy general counsel and corporate secretary of Coca-Cola Enterprises Inc.

Mr. Greving was named Executive Vice President and Chief Financial Officer in May 2003 and appointed Chief Actuary in August 2005. He served as Senior Vice President and Chief Financial Officer from May 2002 until May 2003. Prior to that time, he served as Senior Vice President, Finance from August 2000. Mr. Greving originally joined a Unum Group predecessor company as Senior Vice President and Chief Actuary in April 1997.

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

Mr. McCarthy was named Executive Vice President, President and Chief Executive Officer, Unum US in May 2007. He previously served as Executive Vice President, President, Unum US from January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. He served as Senior Vice President, Underwriting from November 2001 until May 2003 and as Senior Vice President, Marketing, Product Development, and International from December 1999 until November 2001. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Ms. Ring was named Executive Vice President, President and Chief Executive Officer, Unum UK in May 2007. She previously served as Executive Vice President, Chairman and Managing Director, Unum Limited from May 2006. She served as Chairman and Managing Director of Unum Limited from December 2002 until November 2006. She served as Operations Director from 1999 until 2002 and prior to that time was Director of Risk Management. Ms. Ring joined Unum Limited as Director of Customer Services in 1995.

ITEM 1A. RISK FACTORS

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. Discussed below are certain factors that may adversely affect our business, results of operations, or financial condition. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including those in this document or made by us elsewhere, such as in earnings release investor calls, investor conference presentations, or press releases. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1.

The general outlook for corporate bond defaults in 2009 is high relative to historical levels. Defaults in our fixed maturity securities, mortgage loan, or short-term investment portfolios will adversely affect our results of operations and financial condition.

Investments are an integral part of our business, and our investments support our policyholder liabilities and shareholders’ equity. Our investment portfolio consists primarily of fixed maturity securities. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, accounting irregularities or fraud committed by the issuer, widening risk spreads, ratings downgrades, a change in the issuer’s marketplace or business prospects, or other events that adversely affect the issuers of these securities may result in the issuer defaulting on its obligations.

Our mortgage loan portfolio has default risk. Events or developments, such as the current economic conditions that could impact the ability of tenants to pay their rents or could limit the availability of refinancing, may have a negative effect on our mortgage loan portfolio. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on an investment portfolio to the extent that the portfolio is concentrated in that region or sector.

A default results in the recognition of an other than temporary impairment loss on the investment. A default may also adversely affect our ability to collect principal and interest due to us. The fixed income markets are experiencing a period of extreme volatility and illiquidity which has resulted in credit downgrade events and increased probability of default.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events, including but not limited to those discussed herein in Item 1A, which may harm our reputation. Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business. Damage to our reputation may also hinder our ability to raise new capital or increase our cost of capital.

A decrease in our financial strength or issuer credit ratings may have an adverse effect on our competitive position, results of operations, or financial condition.

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group or a negative outlook statement by a rating agency could have an effect on our ability to raise capital and on our cost of capital. See “Ratings” contained herein in Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

United Kingdom currency translation risk could materially impact reported operating results.

The functional currency of our U.K. operations is the British pound sterling. Fluctuations in the pound to dollar exchange rate have an effect on our financial results. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Sustained declines in long-term interest rates or the rate of return on pension plan assets may have a negative effect on the funded status of our pension plans and/or increase our pension costs.

The rate of return on pension plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Declines in long-term interest rates or the fair value of our plan assets may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

The current adverse economic conditions may adversely affect demand for our products or may result in higher disability claims incidence or longer claims duration.

As a large financial institution, we are affected by conditions in the capital markets and the general economy, both in the United States and in the United Kingdom. The adversity experienced in the capital markets and general economy that began in the middle of 2007 and worsened during 2008 may adversely affect our business and results of operations. In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, the demand for our products may be adversely affected. In addition, during such periods we may experience higher disability claims incidence, longer disability claims duration, and/or an increase in policy lapses.

Differences between actual claims experience and reserving assumptions may materially adversely affect our results or operations or financial condition.

Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. There can be no assurance that any such reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); persistency; mortality; policy benefit offsets, including those for social security; and interest rates used in calculating the reserve amounts. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

We and our insurance subsidiaries are subject to extensive supervision and regulation, which may affect the cost or demand for our products or may impact our profitability or growth.

Our insurance company subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

Because of recent events involving certain financial institutions, including insurance companies, it is possible that there will be heightened oversight of insurers at both the state and federal level. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition.

New programs may be enacted at the state or federal level that will compete with or diminish the need for our products, particularly as it may affect our ability to sell our products through employers or in the workplace.

Congress, as well as foreign, state, and local governments, could enact legislation related to changes in tax laws that could increase our tax costs or affect the desirability of our products to customers.

Most group long-term and short-term disability plans we administer are governed by ERISA. Changes to ERISA enacted by Congress or via judicial interpretations may adversely affect the risk to us of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability and our profitability.

Many regulatory and governmental bodies have the authority to review our products and business practices and those of our agents and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices are improper. These actions can result in substantial fines or restrictions on our business activities and may have a material adverse effect on our business or results of operations.

During 2004 and 2005, certain of our insurance subsidiaries entered into settlement agreements with various regulators related to disability claims handling practices. The agreements resulted in changes in our claims handling practices and a process for reassessing certain claims. These and other regulatory examinations or investigations could result in, among other things, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, may injure our reputation, cause negative publicity, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits. See “Examinations and Investigations” contained herein in Item 1 and “Legal and Regulatory Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

Our insurance products may be affected by many factors, and changes in any of those factors may adversely affect our profitability.

Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, such as work ethic, motivation, or stability, can significantly affect the demand for and underwriting results from disability products. Competition in disability insurance has also been markedly affected by the growth of social security, workers’ compensation, and other governmental programs in the workplace.

Both economic and societal factors can affect claim incidence for disability insurance. Claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Claim incidence and claim recovery rates may also be influenced by the emergence of new infectious diseases or illnesses. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

The pricing actions available in the individual disability market differ between product classes. Our individual noncancelable disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business due to changes resulting from such factors. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market.

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy has increased. Changes in actual mortality trends relative to assumptions may adversely affect our profitability. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval which can affect the length of time in which the re-pricing can be implemented, if at all. Due to the long duration of the product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities.

Group life insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with lower claim incidence rates, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks and natural disasters, which may also affect the availability of reinsurance coverage.

In addition to investment default risk as previously discussed, we are exposed to other risks related to our investment portfolio which may adversely affect our results of operations, financial condition, or liquidity. These risks include interest rate and credit spread fluctuations, the contractual terms of derivative contracts, the accuracy of valuations of securities, and the possibility that we might need to sell securities at disadvantageous times.

Fluctuations in interest rates affect our ability to earn the interest rates assumed in our policyholder reserves or reported in previous periods’ net investment income and also affect the fair value of our investment portfolio. A rise in interest rates may increase the net unrealized loss position of our investment portfolio, but may improve our ability to earn higher rates of return on new purchases of fixed income securities. Conversely, a decline in interest rates may decrease the net unrealized loss position of our investment portfolio, but new securities may be purchased at lower rates of return. Our exposure to credit spreads, which is the yield above comparable Treasury securities, primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads may increase the net unrealized loss position of the investment portfolio. Credit spread tightening may reduce net investment income associated with new purchases of fixed income securities.

We use derivative instruments to help us manage interest rate risk. While we use relatively simple over-the-counter instruments, they are complicated contracts. Risks to our results of operations, financial condition, or liquidity include:

•

Our hedges may become ineffective due to changes in expected future events for which we have hedged or if our counterparties fail or refuse to honor their obligations under these derivative instruments. Ineffectiveness of our hedges may have a material adverse effect on our results of operations or financial condition.

•

If we are downgraded significantly, ratings triggers in our contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

•

Many of our counterparties are financial institutions, and the recent capital market turmoil has resulted in an increase in the risk of non-performance by many financial institutions. Non-performance by our counterparties may force us to unwind the hedge. We may be unable to replace the hedge, thereby leaving the risk unhedged.

•

Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral. This may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral.

•	An increase in interest rates may result in losses at the time hedges are terminated, which may have a material adverse effect on our financial condition or results of operations.

See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of our derivative financial instruments.

We report our fixed maturity securities and certain other financial instruments at market value. During periods of market disruption, it may be difficult to value certain of our securities or to determine other than temporary impairments. Valuations may include inputs and assumptions that are less observable or require greater estimation, resulting in values which may be less than the value at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported in our financial statements, and the period to period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

We evaluate our investment portfolio for impairments. There can be no assurance that we have accurately assessed the level of impairments taken. Additional impairments may need to be taken in the future, and historical trends may not be indicative of future impairments. Any event reducing the value of our securities other than on a temporary basis may have a material adverse effect on our business, results of operations, or financial condition.

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, we may in certain circumstances need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. Events such as these may force us to sell securities in an unfavorable interest rate or credit environment, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

We may be required to establish a valuation allowance against our deferred income tax asset.

Factors in our ability to realize a tax benefit from our deferred income tax asset include the performance of our businesses and our ability to generate realized investment gains. If we determine that all or a portion of the deferred income tax asset will not result in a future tax benefit, a valuation allowance must be established with a corresponding charge to net income or other comprehensive income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording such a valuation increases during periods of economic downturn.

An assessment by a governing tax authority may have a material adverse effect on our results of operations or financial condition.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions, both domestic and foreign. The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability. Such an assessment may have a material adverse effect on our results of operations or financial condition.

Our overall risk management program may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, operations, capital and liquidity, and reputational risks. However, our program may not be comprehensive, and our methods for managing risk may not fully predict future exposures. See “Quantitative and Qualitative Disclosures About Market Risk” contained herein in Item 7A for further information about our risk management program.

Litigation is common in our businesses and may result in significant financial losses and/or harm to our reputation.

The Company and/or its subsidiaries’ directors and officers have been sued in several purported class action and stockholder derivative lawsuits. The outcome of these lawsuits is uncertain, and we are unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

Unum Group and its insurance subsidiaries, as part of their normal operations in managing claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages may, from time to time, have a material adverse effect on our results of operations. We are unable to estimate a range of reasonably possible punitive losses.

Refer to Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on legal proceedings.

We need to finance our ongoing operations, and this may not always be possible solely from internal sources of capital and liquidity. If we need to seek external capital, there is the risk that adverse market conditions may significantly affect our access to capital or our cost of capital.

A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. Without sufficient liquidity, we could be forced to curtail our operations, and our business may suffer. If our internal sources of liquidity prove to be insufficient, we may be unable to successfully obtain additional financing and capital on favorable terms, or at all, which may adversely affect us.

In the near term, we expect that our need for external financing is small, but changes in our business could increase our need. If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulations, is considered important by state insurance regulatory authorities and the rating agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the rating agencies. If the NAIC or state regulators adopt revisions to the RBC formula, or if the FSA revises its capital adequacy requirements and minimum solvency margins, our insurance subsidiaries may require additional capital. Need for additional capital may limit a subsidiary’s ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations.

Obtaining financing for even a small amount of capital could be complicated in the current market environment. In some cases during the past year, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock holding in Unum Group.

See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

Competition may adversely affect our market share or profitability.

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. There are many insurance companies which actively compete with us in our lines of business, some of which are larger and have greater financial resources, and there is no assurance that we will be able to compete effectively against such companies in the future. See “Competition” contained herein in Item 1 for further discussion.

We are subject to various operational risks resulting from inadequate or failed internal processes or from external events which may damage our market position and reputation and/or adversely affect our results of operations or financial condition.

We face challenges and risks associated with the development, sale, and retention of product offerings that meet the needs of our targeted markets; maintaining effective underwriting and pricing discipline; continued effective claim management and customer service performance; ongoing expense management; delivering effective technology solutions; continued execution of our capital management strategy; and the successful implementation of operational improvements and strategic growth initiatives. Failure to successfully manage our operational risks may adversely affect our competitiveness, profitability, or financial condition.

Our subsidiaries may be restricted from paying dividends to our holding companies.

Unum Group and certain of its subsidiaries rely on dividends from our insurance and non-insurance company subsidiaries to make dividend payments on our common stock, meet debt payment obligations, and pay our other obligations. Our insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The level of statutory earnings and capital in our insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to our holding companies, which could impair our ability to pay our dividends or meet our debt and other payment obligations. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

Reinsurance may not be available or affordable, or reinsurers may be unwilling or unable to meet their obligations under our reinsurance contracts, which may adversely affect our results of operations or financial condition.

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various businesses. Market conditions beyond our control determine the availability and cost of the reinsurance protection. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business or result in the assumption of more risk with respect to the policies we issue. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

We have intangible assets such as deferred acquisition costs (DAC), value of business acquired (VOBA), and goodwill. We may be required to accelerate amortization or recognize an impairment, which may adversely affect our results of operations or financial condition.

We defer certain costs incurred in acquiring new business and expense these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. VOBA represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. DAC and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense.

Goodwill is not amortized, but on an annual basis we review the carrying amount of goodwill for indications of impairment, considering in that review the financial performance and other relevant factors. In accordance with accounting guidance, we test for impairment at either the operating segment level or one level below. In addition, certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition would cause us to review goodwill for impairment more frequently than annually.

Extreme events, including terrorism, can affect the economy in general, our industry, and us specifically.

Events such as epidemics, pandemics, terrorist attacks, natural disasters, or other extreme events may materially adversely affect our business, the level of claims, or our results of operations, and in the event of extreme circumstances, our financial condition or viability. Beyond obtaining insurance coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from extreme events away from us. The continued threat of terrorism could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In the event of nuclear or bioterrorism attacks, epidemics, or other extreme events, we could face significant costs depending on the government’s actions and the responsiveness of public agencies and other insurers. In addition, we may also be adversely affected if we do not maintain adequate procedures to ensure disaster recovery and business continuity for our facilities and operations in the event of such occurrences.

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles in both the United States and the United Kingdom, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments as well as to issue new standards expanding disclosures. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes may have a material adverse effect on our results of operations or financial condition.

We also face other risks that may adversely affect our business, results of operations, or financial condition, including but not limited to:

•	A significant deficiency in our internal controls over financial reporting;
•	Any requirement to restate financial results due to inappropriate application of accounting principles;
•	Risks associated with security or interruption of information systems, which could cause, among other things, operational disruption;
•	Failure to adequately plan for succession of our senior management and other key executives; and
•	Failure of our processes to prevent and detect fraud and/or unethical conduct of employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 2.7 million square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is “UNM.” Quarterly market prices and dividends paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2008
1st Quarter	$24.50	$19.22	$0.075
2nd Quarter	24.99	20.40	0.075
3rd Quarter	27.50	19.43	0.075
4th Quarter	26.20	9.33	0.075

2007
1st Quarter	$23.40	$19.79	$0.075
2nd Quarter	28.20	22.83	0.075
3rd Quarter	26.75	22.02	0.075
4th Quarter	26.67	22.36	0.075

The following graph shows a five year comparison of cumulative total returns for our common stock’s historical performance, the S&P 500 Index, and the Insurance Index (non-weighted average of “total returns” from the S&P Life & Health Index and the S&P Multi-line Index). Past performance is not an indication of future results.

As of February 23, 2009, there were 15,469 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2) (3)

October 1 - October 31, 2008	1,981,782	$24.17	1,981,782	$-
November 1 - November 30, 2008	-	-	-	-
December 1 - December 31, 2008	-	-	-	-

Total	1,981,782		1,981,782

(1)	On October 31, 2007, we announced that Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock.

(2)	On January 31, 2008, we repurchased 14,000,000 shares of Unum Group common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. A 30 percent partial acceleration of the agreement, 4,200,000 shares, occurred on March 26, 2008 and settled on March 28, 2008 with the price adjustment resulting in the delivery to us of 482,483 additional shares of Unum Group common stock. The remaining 9,800,000 shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of 913,707 additional shares. In total, we repurchased 15,396,190 shares of Unum Group common stock under this agreement for an average price paid per share of $22.73.

(3)	On August 4, 2008, we repurchased 12,500,000 shares of Unum Group common stock for $350.0 million using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. A 50 percent partial acceleration of the agreement, 6,250,000 shares, occurred on October 7, 2008 and settled on October 10, 2008 with the price adjustment resulting in the delivery to us of 980,886 additional shares of Unum Group common stock. The remaining 6,250,000 shares settled on October 14, 2008, with the price adjustment resulting in the delivery to us of 1,000,896 additional shares. In total, we repurchased 14,481,782 shares of Unum Group common stock under this agreement for an average price paid per share of $24.17.

For information on restrictions relating to our insurance subsidiaries’ ability to pay dividends to the holding company see “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7 and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. For information relating to compensation plans under which Unum Group’s equity securities are authorized for issuance, see Item 12 contained herein.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)

	At or for the Year Ended December 31
	2008	2007	2006	2005	2004
Statement of Operations Data

Revenue
Premium Income	$7,783.3	$7,901.1	$7,948.2	$7,815.6	$7,839.6
Net Investment Income	2,389.0	2,409.9	2,320.6	2,188.3	2,158.7
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2	(6.7)	29.2
Other Income	275.9	274.1	264.3	262.1	260.3

Total	9,982.3	10,519.9	10,535.3	10,259.3	10,287.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,626.4	6,988.2	7,577.2	7,083.2	7,248.4
Commissions	853.3	841.1	819.0	804.7	842.3
Interest and Debt Expense (2)	156.7	241.9	217.6	208.0	207.1
Other Expenses (3)	1,521.9	1,451.5	1,456.1	1,469.5	2,265.7

Total	9,158.3	9,522.7	10,069.9	9,565.4	10,563.5

Income (Loss) from Continuing Operations Before Income Tax	824.0	997.2	465.4	693.9	(275.7)
Income Tax (Benefit) (4)	270.8	324.8	61.8	189.9	(74.3)

Income (Loss) from Continuing Operations	553.2	672.4	403.6	504.0	(201.4)

Income (Loss) from Discontinued Operations (5)	-	6.9	7.4	9.6	(51.6)

Net Income (Loss)	$553.2	$679.3	$411.0	$513.6	$(253.0)

Balance Sheet Data

Assets (6)	$49,417.4	$52,701.9	$52,977.8	$51,975.8	$50,905.5

Long-term Debt	$2,259.4	$2,515.2	$2,659.6	$3,261.6	$2,862.0

Accumulated Other Comprehensive Income (Loss)	$(958.2)	$463.5	$612.8	$1,163.5	$1,481.1
Other Stockholders’ Equity	7,356.1	7,576.4	7,106.0	6,200.4	5,743.0

Total Stockholders’ Equity	$6,397.9	$8,039.9	$7,718.8	$7,363.9	$7,224.1

	At or for the Year Ended December 31
	2008	2007	2006	2005	2004
Per Share Data

Income (Loss) from Continuing Operations
Basic	$1.62	$1.90	$1.25	$1.71	$(0.68)
Assuming Dilution	$1.62	$1.89	$1.21	$1.61	$(0.68)

Income (Loss) from Discontinued Operations
Basic	$-	$0.02	$0.02	$0.03	$(0.18)
Assuming Dilution	$-	$0.02	$0.02	$0.03	$(0.18)

Net Income (Loss)
Basic	$1.62	$1.92	$1.27	$1.74	$(0.86)
Assuming Dilution	$1.62	$1.91	$1.23	$1.64	$(0.86)

Stockholders’ Equity	$19.32	$22.28	$22.53	$24.66	$24.36

Cash Dividends	$0.30	$0.30	$0.30	$0.30	$0.30

Weighted Average Common Shares Outstanding
Basic (000s)	341,022.8	352,969.1	324,654.9	295,776.4	295,224.3
Assuming Dilution (000s)	341,560.3	355,776.5	334,361.7	312,512.6	295,224.3

(1) Included are regulatory claim reassessment charges of $65.8 million, $396.4 million, $52.7 million, and $84.5 million in 2007, 2006, 2005, and 2004, respectively, and reserve strengthening of $110.6 million in 2004 related to the restructuring of the individual disability – closed block.

(2) Included are costs related to early retirement of debt of $0.4 million, $58.8 million, and $25.8 million in 2008, 2007, and 2006, respectively.

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

(5) Includes after-tax losses of $71.3 million from the Canadian branch sale and write-downs in 2004.

(6) Prior year amounts have been reclassified to conform to current year presentation, as discussed in Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with our consolidated financial statements and notes thereto in Item 8.

Executive Summary

Our primary objectives for 2008 included:

•	Consistent execution of our operating plans. We continued our emphasis on disciplined, profitable growth.
•

Continued innovation throughout our businesses. Within Unum US, we broadly launched Simply Unum in the small to mid sized employer marketplace. We capitalized on the introduction of a number of health related products for Colonial Life and continued to expand our enrollment capabilities and product offerings. In Unum UK, we worked on the development of new product offerings and the improvement of corporate efficiencies.

•	Leveraging of our leadership positions and marketplace reputation. We built on the momentum of 2007 with increased brand and product awareness.
•	Execution of our capital management strategy. We completed our share repurchase program and maintained our financial measurements at favorable levels relative to our targets.
•	Professional development of our employees. We continued our emphasis on training and leadership development and talent management throughout our organization.

Through focusing on these objectives, we believe that we have instilled greater confidence in our company among our constituents. In commenting on our results for 2008, we will discuss our operating performance, strategic and capital initiatives, the current economic environment, and our major areas of focus for 2009.

Operating Performance

During 2008, Unum US reported an increase in segment operating income of 12.5 percent compared to the prior year and excluding the 2007 revision to the claim reassessment reserve estimate. The group disability benefit ratio was 88.7 percent for the fourth quarter of 2008 and 89.9 percent for full year 2008, consistent with our goal of continual profit margin improvement for this line of business. Unum US sales increased 11.0 percent in 2008 compared to 2007. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had a sales increase of 23.7 percent over the prior year, and the number of new accounts increased 16.4 percent. Our supplemental and voluntary sales increased 6.8 percent in 2008 compared to last year, with a 14.6 percent increase in voluntary sales offsetting the expected decrease in sales of individual long-term care. Sales in the group large case market segment declined 1.8 percent compared to the prior year. During the third quarter of 2007, we introduced Simply Unum, an integrated platform of products and online services that we believe will transform the benefits marketplace through innovative solutions for our group core market segment and our voluntary market. The initial limited market rollout occurred in 2007, and we have now expanded the availability of Simply Unum to 45 states nationwide. We will complete the rollout to the remaining states as state approvals are received. We are also in the process of developing additional products and services.

Our Unum UK segment continues to produce excellent operating results, with an increase in segment operating income of 6.5 percent for 2008, as measured in Unum UK’s local currency, relative to 2007. The functional currency of Unum UK is the British pound sterling, and we translate Unum UK’s pound-denominated financial statements into dollars for our consolidated financial reporting. The recent fluctuations in the pound to dollar exchange rate have decreased our current year results relative to 2007, particularly results reported for the second half of 2008. We expect this volatility in translated financial results, which is a financial reporting issue and is not indicative of an operating problem, to continue in 2009. Overall sales in Unum UK increased 3.6 percent in 2008 compared to the prior year. Sales in 2007 benefited from the change in age equality legislation more so than in 2008. Excluding sales related to the change in age equality legislation from all comparable periods, Unum UK achieved underlying sales growth of approximately 16 percent in 2008 relative to 2007. The U.K. market remains highly competitive. We are developing new products and services to target new customer segments. During 2008 we launched a dual benefit group disability product designed for the needs of the smaller employer.

Our Colonial Life segment reported an increase in segment operating income of 9.1 percent in 2008 compared to the prior year. Colonial Life’s sales increased 1.6 percent in 2008 relative to last year, with sales in the commercial market segment for employee groups with less than 100 lives increasing 6.9 percent. The number of new accounts and the average new case size both increased over the prior year. During the latter part of 2007, we introduced a new hospital confinement indemnity insurance plan product and a group limited benefit medical plan product, and in the first quarter of 2008, we introduced the new Colonial Life brand. We are pleased with the marketplace reception for our new Colonial Life brand and these new product offerings. Colonial Life continues to expand its enrollment capabilities and its product offerings. In the third quarter of 2008, Colonial Life introduced two new life products and the latest release of its enrollment system, Harmony, which offers multiple enrollment solutions. In addition, all of Colonial Life’s individual products, including the two new life products, are available on Harmony.

Our investment strategy continues to provide benefits to our overall business performance. We are focused on both the quality of our investment portfolio and on investing new money in investments appropriate for our liabilities and with yields that will increase our portfolio yield. Our net investment income in 2008 was slightly below the level of 2007 due primarily to a decrease in the level of bond call premiums. Included in 2008 results are net realized investment losses from sales and write-downs of investments related primarily to fixed maturity securities in the financial institutions, automotive, and media sectors that we either sold or considered other than temporarily impaired during the third and fourth quarters of 2008. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio. Further discussion is included in “Investments” contained in this Item 7.

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

•

Maintain leverage at approximately 25 percent. Leverage will be measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. This target level excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings.

•

Maintain cash and liquid investments at our holding companies sufficient to cover one year of fixed charges (measured as interest expense plus common stock dividends) plus a capital fund which will vary with business and economic conditions.

•	Maintain a common stock dividend yield that is near the median of our peer companies.

At the end of 2008, all of our financial measurements for capital management continue to compare favorably to our target levels. We have completed our $700.0 million authorized share repurchase program, and we have maintained our leverage at 21.5 percent, compared to 21.4 percent at the end of 2007.

See “Liquidity and Capital Resources” contained in this Item 7 for further detail.

Economic Environment

Analysis and stress testing are important aspects of understanding our financial risk exposure and developing proactive risk management efforts. As part of our recessionary analysis, we have identified the following potential challenges to our 2009 business outlook, as well as what we perceive to be opportunities and mitigating factors, resulting from the current economy.

Potential Challenges

•	Lower premium income from fewer employees in the work-force of our markets; employer- and employee-paid cost pressures may also limit sales and reduce persistency.
•	Lower net investment income from fewer long-term assets to match our liability portfolio; lower bond call prepayment income.
•	Lower investment income and/or higher realized investment losses due to an increase in defaults.
•	Higher unrealized investment losses.
•	Higher disability claim costs.
•	Higher operating expense ratios due to declining premiums.

Opportunities and Mitigating Factors

•	Lower premium income may be mitigated by mix of business and by our growing position in the voluntary market.
•	Lower premium income may be mitigated by the flexibility of our product design and pricing.
•	We may achieve higher investment income from wider corporate spreads which enhance investment income associated with new purchases of fixed maturity securities.
•	We have low levels of exposure to high risk investments.
•	We believe our claim reserve discount rates are adequate relative to investment portfolio yield rates.
•	We believe our risk management is strong; we have a diversified business mix, with a core market focus which generally has lower and less volatile claim incidence.
•	Our historical pattern of benefits paid to revenues is consistent, even during cycles of economic downturns.
•	We manage our expenses aggressively and have cost management initiatives in place.
•	We believe our risk-based capital and holding company liquidity position us well for an economic downturn.

Our business outlook recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, including product diversification across sectors and locations, our mix of business, our disciplined underwriting, pricing, claims, and expense management, a reduced credit risk profile in our investment portfolio, our capital management strategy, and better risk management practices. Our outlook is responsive to our risk management framework and is consistent with our risk appetite. Although occurrence of one or more of the risk factors previously discussed herein in Item 1A may cause our results to differ from our outlook, we believe that our business outlook is built on sound operating plans that have been tested against many of the challenges presented by the current economic environment.

Focus for 2009

During 2009, we intend to continue our focus on a number of key areas.

•	Consistent execution of our operating plans. We will continue our emphasis on disciplined, profitable growth.
•	Maintain a strong investment portfolio. We will maintain disciplined credit analysis in our selection of investment assets and continue to be conservative within our investment risk tolerances.
•	Build and effectively use capital. We intend to continue to build capital and manage it effectively within our stated capital management strategy objectives.
•	Professional development of our employees. We will continue our focus on employee training and development as well as talent management.

2008 Significant Transactions and Events

Legal and Regulatory Issues

On January 12, 2009, in a two-to-one decision, the Sixth Circuit Court of Appeals reversed the District Court’s earlier ruling certifying a class in the case styled, In re UnumProvident Corp. ERISA Benefits Denial Actions. On January 26, 2009, the plaintiffs filed a petition for rehearing of this decision by the full court. The District Court has yet to rule on our pending motions for judgment on the pleadings or for summary judgment.

During 2008, we reached a settlement in the Shareholder Derivative action that was originally filed in 2002. Under the terms of the settlement, which is subject to approval of the court, we have agreed to implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court.

Also during 2008, we reached a settlement with the U.S. Attorney in San Diego regarding broker compensation disclosure practices dating back several years. While this settlement was only recently finalized, it covers issues that were resolved several years ago with other regulators. We have worked cooperatively with the U.S. Attorney’s office since its inquiry into the industry’s compensation practices began. As part of the settlement, we agreed to a payment of $5.6 million and included this expense in our 2008 results. Compliance with the terms of the settlement agreement will not require any further changes in our business practices, as we previously made changes to our broker compensation program.

During 2007, we completed the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements. The lead regulators conducted a final examination and presented their findings to Unum Group’s board of directors and management on April 14, 2008. The report of the multistate market conduct examination for the Maine Bureau of Insurance, Massachusetts Division of Insurance, New York State Insurance Department, Tennessee Department of Commerce and Insurance, and other participating jurisdictions as well as the report of the California Department of Insurance market conduct examination both provided that we satisfactorily complied with each of the agreements’ mandates and that no fines will be assessed.

We continue to work closely with our regulators and also continue to work toward resolution of other outstanding legal and regulatory issues. See Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on our legal proceedings.

Financing

During 2007, Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock. During 2008, we completed our share repurchase program and purchased 29.9 million shares of Unum Group common stock for $700.0 million.

During the second quarter of 2008, we retired the remaining $175.0 million of our 5.997% senior notes. During 2008, we made principal payments of $59.3 million and $10.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015 and $17.8 million of our outstanding 5.859% senior notes due in May 2009.

In December 2008, we obtained a new credit facility. The current facility establishes a $250.0 million unsecured revolving line of credit and replaces an existing facility. We intend to use any drawn borrowings from the facility for general corporate purposes. Any actions that we may take will be consistent with our stated capital management strategy.

See “Liquidity and Capital Resources” contained in this Item 7 and Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Other

During the first quarter of 2008, we established a new non-insurance company, Unum Ireland Limited, which is an indirect wholly-owned subsidiary of Unum Group. The purpose of Unum Ireland Limited is to expand our information technology resource options to ensure that our resource capacity keeps pace with the growing demand for information technology support. This subsidiary, which is located in Carlow, Ireland, had approximately 40 full-time employees at the end of 2008.

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

Effective December 31, 2008, we adopted the provisions of FASB Staff Position No. EITF 99-20-1, (FSP EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The adoption of FSP EITF 99-20-1 did not have a material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, was issued in March 2008. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 will amend our disclosures but will have no effect on our financial position or results of operations.

FASB Staff Position No. FAS 132(R)-1, (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued December 30, 2008. This FSP amends Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will amend our disclosures but will have no effect on our financial position or results of operations.

2007 Significant Transactions and Events

Legal and Regulatory Issues

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

Throughout 2007, we repaid an additional $619.5 million of our outstanding debt, for total long-term debt repayments of $769.5 million. The cost related to the early retirement of debt during 2007 decreased our 2007 operating results approximately $58.8 million before tax, or $38.3 million after tax.

On October 31, 2007, Northwind Holdings issued $800.0 million of floating rate, insured, senior, secured notes due 2037 in a private offering. The notes bear interest at a floating rate equal to the three month London Interbank Offered Rate (LIBOR) plus 0.78%. Recourse for the payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings. See “Liquidity and Capital Resources” contained in this Item 7 and Notes 8 and 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on Northwind Holdings and Northwind Re.

In December 2007, we established a $400.0 million unsecured revolving credit facility.

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

Legal and Regulatory Issues

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

In June 2004, we received a subpoena from the NYAG requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and us and our subsidiaries. In November 2006, we entered into a settlement agreement on broker compensation with the NYAG in the form of an assurance of discontinuance that provided for a national restitution fund of $15.5 million and a fine of $1.9 million.

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

Throughout 2006, we repaid an additional $332.0 million of our outstanding debt, for total long-term debt repayments of $732.0 million. The cost related to the early retirement of debt decreased our 2006 annual income approximately $25.8 million before tax, or $16.9 million after tax.

In November 2006, Tailwind Holdings, a Delaware limited liability company and a wholly-owned subsidiary of Unum Group, issued $130.0 million of floating rate, insured, senior, secured notes in a private offering. The payment of principal, interest, and other amounts due on the notes will be dependent principally on the receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. See “Liquidity and Capital Resources” contained in this Item 7 and Notes 8 and 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on Tailwind Holdings and Tailwind Re.

Income Tax

During 2006, we recognized an income tax benefit of approximately $91.9 million as the result of the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction in which our businesses operate.

Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision to Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee service in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e., vesting awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS 123(R) using the modified prospective transition method. Under this method, the provisions are generally applied only to share-based awards granted after adoption. The adoption of SFAS 123(R) did not have a material effect on our financial position or results of operations. Additional information concerning the adoption of SFAS 123(R) can be found in Notes 1 and 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Effective January 1, 2006, we adopted the provisions of FASB Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

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

For additional information, refer to our significant accounting policies in Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $37.2 billion and $36.9 billion at December 31, 2008 and 2007, respectively, or approximately 85 percent of our total liabilities. Reserves ceded to reinsurers were $6.7 billion and $6.6 billion at December 31, 2008 and 2007, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2008 represented approximately 34.6 percent, 0.2 percent, and 9.2 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Individual Disability – Closed Block segment, which at December 31, 2008, represented approximately 12.0 percent of our total gross policy reserves, are determined using the gross premium valuation method based on assumptions established as of January 1, 2004, the date of loss recognition. Key assumptions are policy persistency, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive. There is no provision for profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for this segment. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business quarterly.

The Corporate and Other segment includes certain products no longer actively marketed, the majority of which have been reinsured. Policy reserves for this segment represent $5.6 billion on a gross basis, or approximately 44.0 percent, of our total policy reserves. We have ceded $4.2 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability and group and individual long-term care lines of business and our Individual Disability – Closed Block segment represent approximately 39.6 percent and 43.4 percent, respectively, of our total claim reserves at December 31, 2008. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.8 percent of our total claim reserves at December 31, 2008. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 8.5 percent of our total claim reserves at December 31, 2008, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK’s own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life’s lines of business, which approximate 1.4 percent of our total claim reserves at December 31, 2008, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

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

(in millions of dollars)

	December 31, 2008
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves	%	Claim Reserves		%	Total
			Incurred	IBNR

Group Disability	$-	-%	$7,799.1	$583.1	34.3%	$8,382.2	$81.1	$8,301.1
Group Life and Accidental Death & Dismemberment	72.9	0.6	750.1	170.3	3.8	993.3	0.9	992.4
Individual Disability - Recently Issued	493.6	3.9	882.5	90.3	4.0	1,466.4	84.1	1,382.3
Long-term Care	2,915.3	22.9	295.9	35.2	1.3	3,246.4	48.9	3,197.5
Voluntary Benefits	925.5	7.2	21.1	37.0	0.2	983.6	19.1	964.5

Unum US Segment	4,407.3	34.6	9,748.7	915.9	43.6	15,071.9	234.1	14,837.8

Unum UK Segment	22.6	0.2	1,887.6	181.5	8.5	2,091.7	102.7	1,989.0

Colonial Life Segment	1,172.2	9.2	237.0	97.3	1.4	1,506.5	31.1	1,475.4

Individual Disability - Closed Block Segment	1,527.6	12.0	10,239.9	350.3	43.4	12,117.8	1,456.6	10,661.2

Corporate and Other Segment	5,605.4	44.0	490.7	270.1	3.1	6,366.2	4,853.8	1,512.4

Subtotal, Excl. Unrealized Adj.	$12,735.1	100.0%	$22,603.9	$1,815.1	100.0%	37,154.1	6,678.3	30,475.8

Adjustment to Reserves for Unrealized Investment Losses						(803.1)	(31.9)	(771.2)

Consolidated						$36,351.0	$6,646.4	$29,704.6

	December 31, 2007
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves	%	Claim Reserves		%	Total
			Incurred	IBNR

Group Disability	$-	-%	$7,770.4	$596.9	33.8%	$8,367.3	$92.9	$8,274.4
Group Life and Accidental Death & Dismemberment	73.9	0.6	772.4	178.5	3.8	1,024.8	3.4	1,021.4
Individual Disability - Recently Issued (1)	458.4	3.8	808.3	86.6	3.6	1,353.3	79.4	1,273.9
Long-term Care	2,478.2	20.4	244.3	32.6	1.1	2,755.1	52.6	2,702.5
Voluntary Benefits	853.1	7.0	19.1	35.0	0.2	907.2	14.6	892.6

Unum US Segment	3,863.6	31.8	9,614.5	929.6	42.5	14,407.7	242.9	14,164.8

Unum UK Segment	30.7	0.2	2,420.4	268.8	10.8	2,719.9	149.3	2,570.6

Colonial Life Segment	1,091.7	9.0	239.9	104.1	1.4	1,435.7	33.4	1,402.3

Individual Disability - Closed Block Segment (1)	1,657.2	13.6	10,043.5	362.0	42.0	12,062.7	1,374.4	10,688.3

Corporate and Other Segment	5,515.2	45.4	518.3	288.9	3.3	6,322.4	4,770.8	1,551.6

Subtotal, Excl. Unrealized Adj.	$12,158.4	100.0%	$22,836.6	$1,953.4	100.0%	36,948.4	6,570.8	30,377.6

Adjustment to Reserves for Unrealized Investment Gains						859.3	-	859.3

Consolidated						$37,807.7	$6,570.8	$31,236.9

(1) Amounts have been reclassified to conform to current year presentation.

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

1.	The discount rate, which is used in calculating both policy reserves and incurred and IBNR claim reserves, is the interest rate that we use to discount future claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In this case, the reserves may eventually be insufficient. We set our assumptions based on our current and expected future investment yield of the assets supporting the reserves, considering current and expected future market conditions. If the investment yield on new investments that are purchased is below or above the investment yield of the existing investment portfolio, it is likely that the discount rate assumption on claims will be established to reflect the effect of the new investment yield.

2.	The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, and the time since initially becoming disabled. We use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

3.	The incidence rate, used for policy reserves and IBNR claim reserves, is the rate at which new claims are submitted to us. The incidence rate is affected by many factors including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

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

Trends in Key Assumptions

Because our actual experience regarding persistency and claim incidence has varied very little from our policy reserve and IBNR claim reserve assumptions, we have had minimal adjustments to our persistency assumptions and claim incidence assumptions during the years 2006 through 2008. Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations. Given the current weakening economy, it is possible that our claim incidence rates for this type of product may increase.

Actual new money interest rates varied throughout 2008 but generally trended downward for all segments and product lines during 2007 and 2006. The assumptions we use to discount our reserves generally trended downward slightly for all segments and product lines during 2008, 2007, and 2006. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our discount rate assumptions tend to occur gradually over a longer period of time because of the long duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Individual Disability – Closed Block segment have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during the period 2006 through 2008 have varied by +7 and -5 percent in our Unum US group long-term disability line of business, between +10 and -5 percent in our Unum US individual disability – recently issued line of business, and between +8 and -6 percent in our Individual Disability – Closed Block segment.

Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2006, we experienced quarter to quarter variability in our claim resolution rates. We believe this variability was primarily the result of a short-term reduction in the operating effectiveness of our Unum US and Individual Disability – Closed Block segment claims management performance. During 2007 and continuing throughout 2008, we gained more stability in our claims management performance, and our claim resolution rates were more consistent with our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our reserve balance by +/- 2.5 percent. Using our actual claim reserve balance at December 31, 2008, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Individual Disability – Closed Block segment, the claim reserve balance could potentially vary by +/- 2.2 percent of our reported balance, which at December 31, 2008, would have resulted in an approximate change (either positive or negative) of $225 million to our claim reserves. The major contributor to the variance for both the group long-term disability line of business and the Individual Disability – Closed Block segment is the claim resolution rate. We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

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

Over 90 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies in accordance with the provisions of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During 2006, our key assumptions used to develop the future amortization did not change materially from those we had previously used. We adopted the provisions of SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 shortened the amortization period of our Unum US and Unum UK group disability, group life, and group accidental death and dismemberment products, as shown below. The amortization periods for the other product lines were not impacted by the adoption of SOP 05-1. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Presented below are our assumptions, both before and after the adoption of SOP 05-1, for the years 2008, 2007, and 2006, regarding the length of our amortization periods and the approximate DAC balance that remains at the end of years 3, 10, and 15, as a percentage of the cost initially deferred.

	2008 and 2007				2006
		Balance Remaining as a %				Balance Remaining as a %
	Amortization	of Initial Deferral			Amortization	of Initial Deferral
	Period	Year 3	Year 10	Year 15	Period	Year 10	Year 15

Unum US
Group Disability	6	25%	0%	0%	20	25%	10%
Group Life and Accidental
Death & Dismemberment	6	20% to 25%	0%	0%	15	15%	0%
Supplemental and Voluntary
Individual Disability -
Recently Issued	20	75%	50%	25%	20	50%	25%
Long-term Care	20	80%	55%	25% to 30%	20	55%	25%
Voluntary Benefits	15	55% to 60%	15%	0%	15	15%	0%

Unum UK
Group Disability	6	25%	0%	0%	15	20%	0%
Group Life	6	20%	0%	0%	15	20%	0%
Individual Disability	15	60%	15%	0%	15	15%	0%

Colonial Life	17	60%	20% to 25%	10%	17	20%	10%

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

Valuation of Investments

All of our fixed maturity securities are classified as available-for-sale and are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We hold an immaterial amount of equity securities, which are also reported at fair value.

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

Definition of Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. The exit price objective applies regardless of a reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is an indicative price or a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in appropriate circumstances, provide a more appropriate fair value. During 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. At December 31, 2008, approximately 87.6 percent of our fixed maturity securities were valued based on active trades and/or broker quotes or prices obtained from pricing services that generally use observable inputs in their valuation techniques, with no additional adjustments to the prices. These assets were classified as either Level 1 or Level 2, with the categorization dependent on whether the price was for an actual representative sale, for identical assets actively traded, and/or the quote binding or non-binding. We generally obtain, on average, one quote per financial instrument. We review the prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid.

On selected securities where there is not an indicated price or where we cannot validate the price, some combination of market inputs may be used to determine a price using a pricing matrix, or we may use pricing inputs from a comparable security. At December 31, 2008, we valued approximately 9.8 percent of our fixed maturity securities using this method. These assets were classified as Level 2. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions.

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

We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives’ fair values. If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regards to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

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

As of December 31, 2008, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•

Risk free interest rates of 1.55 percent for five-year maturities to 2.68 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 3.44 percent for five-year maturities to 4.45 percent for 30-year maturities used at December 31, 2007.

•

Current Baa corporate bond spreads ranging from 5.28 percent to 7.75 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 1.81 percent to 2.15 percent plus an additional 20 basis points at December 31, 2007. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums of 20 basis points over comparable newly issued public securities.
•	An additional five basis points were added to the risk free rates for foreign investments, consistent with December 31, 2007.
•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by 1.5 basis points, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2008 fair value of our fixed maturity securities portfolio by approximately $1.1 million. We believe this range of variability is appropriate, and although the current market is very volatile, historically the inputs noted have generally not deviated outside the range provided.

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

Fair Value Hierarchy

Financial instruments measured at fair value are categorized into a three-level classification. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in our consolidated balance sheets generally are categorized as follows:

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

•

Level 3 – Inputs reflect our best estimate of what market participants would use in pricing the asset or liability at the measurement date. Generally, assets and liabilities carried at fair value and included in this category are comprised of certain mortgage and asset-backed securities, certain corporate fixed maturity securities, certain private equity investments, and certain derivatives. Financial assets and liabilities presented at fair value and categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value. The inputs reflect our assumptions about the assumptions that market participants would use in pricing the instrument in a current period transaction, and outputs represent an exit price and expected future cash flows. Unobservable inputs are primarily internally derived credit spread assumptions and lack of liquidity assumptions and are unobservable due to the lack of an active market pertaining to these securities.

As of December 31, 2008, approximately 9.4 percent of our fixed maturity securities were categorized as Level 1, 88.3 percent as Level 2, and 2.3 percent as Level 3. During 2008, we transferred $672.6 million of fixed maturity securities into Level 3 and $160.0 million of fixed maturity securities out of Level 3. The reclassifications between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities reclassified: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to the lack of an active and orderly market, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation as shown in Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Other than Temporary Impairment Analysis for Investments

In determining other than temporary impairments for our investment portfolio, we evaluate the following factors, as applicable for each type of investment:

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

We monitor below-investment-grade fixed maturity securities as to individual exposures and in comparison to the entire portfolio as an additional credit risk management strategy, looking specifically at our exposure to individual securities currently classified as below-investment-grade. In determining current and future business prospects and cash availability, we consider the parental support of an issuer in our analysis but do not rely heavily on this support.

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

Based on our review of the entire investment portfolio, individual investments may be added to or removed from our “watch list,” which is a list of investments subject to enhanced monitoring and a more intensive review. If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period to the extent of the decline in value. If the decline is considered temporary, the investment continues to be carefully monitored. These controls have been established to identify our exposure to possible credit losses and are intended to give us the ability to respond rapidly.

Changes in the fair values of fixed maturity securities and derivative financial instruments designated as cash flow hedges, other than declines that are determined to be other than temporary, are reported as a component of other comprehensive income in stockholders’ equity. If we subsequently determine that any of these securities are other than temporarily impaired, the impairment loss is reported as a realized investment loss in our consolidated statements of income. The recognition of the impairment loss does not affect total stockholders’ equity to the extent that the decline in value had been previously reflected in other comprehensive income. Mortgage loans are not reported at fair value in our consolidated balance sheets unless the decline in value is considered to be other than temporary, in which case the reduction is recognized as a realized investment loss in our consolidated statements of income.

There are a number of significant risks inherent in the process of monitoring our investments for impairments and determining when and if an impairment is other than temporary. These risks and uncertainties include the following possibilities:

•	The assessment of a borrower’s ability to meet its contractual obligations will change.
•	The economic outlook, either domestic or foreign, may be less favorable or may have a more significant impact on the borrower than anticipated, and as such, the investment may not recover in value.
•	New information may become available concerning the security, such as disclosure of accounting irregularities, fraud, or corporate governance issues.
•	Significant changes in credit spreads may occur in the related industry.
•	Significant increases in interest rates may occur and may not return to levels similar to when securities were initially purchased.
•	Adverse rating agency actions may occur.

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

The assumptions chosen for our pension and OPEB plans generally use consistent methodology but reflect the differences in the plan obligations. The assumptions are reviewed annually, and we use a December 31 measurement date for each of our plans. The discount rate assumptions and expected long-term rate of return assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

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

The discount rate we used to determine our 2009 net periodic benefit costs for our U.S. pension plans was 6.40 percent, compared to 6.50 percent for 2008. The discount rate used for the net periodic benefit costs for 2009 and 2008 for our U.K. pension plan was 6.40 percent and 5.80 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2009 and 2008 was 6.10 percent and 6.30 percent, respectively.

Reducing the discount rate assumption by 50 basis points would have resulted in an increase in our 2008 pension expense of approximately $11.5 million, before tax, and an increase in our benefit obligation of approximately $101.1 million as of December 31, 2008, resulting in an after-tax decrease in stockholders’ equity of approximately $66.9 million as of December 31, 2008. A 50 basis point reduction in the discount rate assumption would not change our annual OPEB costs.

Increasing the discount rate assumption by 50 basis points would have resulted in a decrease in our 2008 pension expense of approximately $10.4 million, before tax, and a decrease in our benefit obligation of approximately $89.6 million as of December 31, 2008, resulting in an after-tax increase in stockholders’ equity of approximately $59.3 million as of December 31, 2008. A 50 basis point increase in the discount rate assumption would not change our annual OPEB costs.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. We use a compound interest method in computing the rate of return on pension plan assets. The investment portfolio for our U.S. pension plans contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, investment-grade and below-investment-grade fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, with approximately 57 percent in diversified growth assets including global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The remainder of the assets for our U.K. plan is predominantly invested in fixed interest U.K. corporate bonds and index linked U.K. government bonds. Assets for our OPEB plan are invested primarily within life insurance contracts issued by one of our insurance subsidiaries. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

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

The long-term rate of return on assets used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2009 and 2008 was 7.50 percent for both years. The long-term rate of return on asset assumption used for 2009 and 2008 for our U.K. pension plan was 7.20 percent and 6.90 percent, respectively, and for our OPEB plan, 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

Changing the expected long-term rate of return on the plan assets by +/-50 basis points would have changed our 2008 pension plan expense by approximately $4.9 million before tax, but our OPEB plan expense would not change. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market related value equals the fair value of assets, determined as of the measurement date. The assets are not smoothed for purposes of SFAS 87. The expected return on assets, therefore, fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

The fair value of our plan assets is determined in accordance with SFAS 157. During 2008, the fair value of our plan assets in our U.S. qualified defined benefit pension plan declined $126.2 million, or approximately 16.1 percent. The fair value of plan assets for our U.K. pension plan declined £11.7 million, or approximately 12.5 percent, during 2008. Although the effect of these declines had no impact on our 2008 net periodic pension costs, the unfavorable rate of return on plan assets in 2008 increases our net periodic pension costs for 2009. We expect that our 2009 pension costs will be approximately $42.5 million higher than our pension costs for 2008. We believe our assumptions appropriately reflect the impact of a prolonged market decline.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss and an unrecognized prior service credit, which represent the cumulative liability and asset gains and losses and the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2008, the unrecognized net loss for these two items combined was approximately $622.0 million compared to $301.8 million at December 31, 2007. The increase is primarily due to the unfavorable rate of return on plan assets in 2008 and to the decrease in the year end discount rate for our U.S. pension plans. Prior to the adoption of SFAS 158, unrecognized actuarial gains or losses and prior service costs or credits were amortized as a component of pension expense but were not reported in companies’ balance sheets. SFAS 158 requires that actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as of the adoption date of SFAS 158 be recognized as components of accumulated other comprehensive income, net of tax. The unrecognized gains or losses will be amortized out of accumulated other comprehensive income and included as a component of the net benefit cost, as they were prior to the adoption of SFAS 158. Our 2008, 2007, and 2006 pension and OPEB expense includes $10.6 million, $15.3 million, and $17.8 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit. The unrecognized net actuarial loss for our pension plans, which is $625.7 million at December 31, 2008, will be amortized over the average future working life of pension plan participants, currently estimated at 12 years for U.S. participants and 15 years for U.K. participants. The unrecognized net actuarial loss of $6.2 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, currently estimated at 10 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor is established based on the greater of 10 percent of the plan assets or 10 percent of the accumulated postretirement benefit obligation. At December 31, 2008, none of the actuarial loss was outside of the corridor.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $658.1 million at December 31, 2008, compared to $784.3 million at year end 2007. This decline in fair value of plan assets, as well as the decrease in the discount rate, more than offset the effect of the plan contribution during 2008, resulting in a year end deficit funding level in the plan of $266.9 million as of December 31, 2008, compared to a deficit of $43.8 million as of December 31, 2007.

The fair value of plan assets in our OPEB plan was $12.0 million at December 31, 2008 and 2007. These assets represent life insurance reserves to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to partially offset these payments.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by ERISA. We had no regulatory contribution requirements for 2008 and 2007; however, we elected to make voluntary contributions of $130.0 million and $110.0 million, respectively, to our U.S. qualified defined benefit pension plan. We expect to make a voluntary contribution of approximately $70.0 million in 2009, based on current tax law.

During 2006, the federal government enacted the Pension Protection Act of 2006 which requires companies to fully fund defined benefit pension plans over a seven year period. We have evaluated this requirement and have made estimates of amounts to be funded in the future. Based on this assessment, we do not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on our liquidity.

The fair value of plan assets for our U.K. pension plan was £82.1 million at December 31, 2008, compared to £93.8 million at December 31, 2007. The U.K. pension plan has a deficit of £4.7 million at December 31, 2008, compared to £0.9 million at December 31, 2007. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 15.0 percent of employee salaries, sufficient to meet the minimum funding requirement under U.K. legislation. During 2008, we made a required contribution of £4.0 million. During 2007, we made a required contribution of £5.3 million. We anticipate that we will make contributions during 2009 of approximately £3.5 million.

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

Consolidated Operating Results

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Revenue
Premium Income	$7,783.3	(1.5)%	$7,901.1	(0.6)%	$7,948.2
Net Investment Income	2,389.0	(0.9)	2,409.9	3.8	2,320.6
Net Realized Investment Gain (Loss)	(465.9)	N.M.	(65.2)	N.M.	2.2
Other Income	275.9	0.7	274.1	3.7	264.3

Total	9,982.3	(5.1)	10,519.9	(0.1)	10,535.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,626.4	(5.2)	6,988.2	(7.8)	7,577.2
Commissions	853.3	1.5	841.1	2.7	819.0
Interest and Debt Expense	156.7	(35.2)	241.9	11.2	217.6
Deferral of Acquisition Costs	(590.9)	6.2	(556.3)	5.3	(528.2)
Amortization of Deferred Acquisition Costs	519.1	8.1	480.4	0.4	478.6
Compensation Expense	772.6	6.9	722.4	6.2	680.5
Other Expenses	821.1	2.0	805.0	(2.4)	825.2

Total	9,158.3	(3.8)	9,522.7	(5.4)	10,069.9

Income from Continuing Operations Before Income Tax	824.0	(17.4)	997.2	114.3	465.4
Income Tax	270.8	(16.6)	324.8	N.M.	61.8

Income from Continuing Operations	553.2	(17.7)	672.4	66.6	403.6

Income from Discontinued Operations	-	(100.0)	6.9	(6.8)	7.4

Net Income	$553.2	(18.6)	$679.3	65.3	$411.0

N.M. = not a meaningful percentage

The following chart lists charges in 2007 and 2006 which affect the comparability of our financial results. In describing our results, we may at times note these items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our Company’s performance and the underlying fundamentals in our operations, but this exclusion is not an indication that similar items may not recur.

(in millions of dollars)

	Year Ended December 31
	2007	2006

Benefits and Change in Reserves for Future Benefits
Regulatory Claim Reassessment Charges	$65.8	$396.4

Other Operating Expenses
Regulatory Claim Reassessment Charges	(12.8)	15.0
Broker Compensation Settlements	-	18.5

Total Charges, Before Tax	$53.0	$429.9

Total Charges, After Tax	$34.5	$280.1

Also affecting comparability of our financial results between years is the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K. Because of the volatility in the weighted average pound/dollar exchange rate during the last three years, results translated into dollars are not comparable between years. Our weighted average pound/dollar exchange rate was 1.871, 2.004, and 1.851 for the years ended 2008, 2007, and 2006, respectively. Our operating revenue and operating income by segment would have been higher in 2008 by approximately $86.7 million and $24.2 million, respectively, and higher in 2006 by approximately $86.7 million and $21.3 million, respectively, if the results for our U.K. operations had been translated at a constant exchange rate of 2.004, the rate for 2007.

Consolidated premium income for both 2008 and 2007 includes premium growth, relative to the preceding year, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income during 2008 and 2007, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. However, both premium and case persistency for these lines of business improved during 2008 relative to 2007 and 2006, indicating that persistency for these product lines has begun to stabilize as expected. Unum UK premium income, in local currency, increased in 2007 relative to the prior year but declined in 2008 due to lower persistency in the group long-term disability line of business. Premium income in the Individual Disability – Closed Block segment decreased in 2008 and 2007, as expected in this closed block of business.

Net investment income is marginally lower in 2008 relative to the prior year. Our portfolio yield has increased slightly year over year due to the investment of new cash at higher rates than that of prior periods, particularly during the last two quarters of 2008. We also received fewer bond call premiums in 2008 relative to prior year periods, and the level of prepayment income on mortgage-backed securities declined in 2008 relative to the preceding year. The weaker pound in 2008 relative to 2007 also unfavorably affected translated results for net investment income. Somewhat mitigating the impact of these items is continued growth in the level of invested assets.

Net investment income increased in 2007 relative to the prior year. The increase was due primarily to growth in invested assets, partially offset by a lower yield due to the investment of new cash at lower rates than that of our existing portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. The pound strengthened during 2007 relative to 2006, which favorably affected translated results for net investment income.

We reported a net realized investment loss of $465.9 million in 2008 compared to a loss of $65.2 million in 2007 and a gain of $2.2 million in 2006. Included in 2008 realized investment losses are $174.2 million of net realized investment losses from sales and write-downs of investments. The 2008 losses relate primarily to fixed maturity securities in the financial institutions, automotive, and media sectors that we either sold or considered other than temporarily impaired during the third and fourth quarters of 2008. Also reported as realized investment gains and losses is the change in the fair value of an embedded derivative, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During 2008, changes in the fair value of the embedded derivative resulted in net realized losses of $291.7 million compared to net realized losses of $57.3 million and $5.3 million in 2007 and 2006, respectively. The DIG Issue B36 losses in both 2008 and 2007 resulted primarily from a widening of credit spreads in the overall investment market.

DIG Issue B36 relates to one modified coinsurance arrangement entered into in 2000 wherein we assumed the profits and losses related to a closed block of individual disability business. DIG Issue B36 requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view DIG Issue B36 as a reporting requirement that will not result in a permanent reduction of assets or stockholders’ equity. See “Investments” contained in this Item 7 for further discussion.

The reported ratio of benefits and change in reserves for future benefits to premium income was 85.1 percent in 2008 compared to 88.4 percent in 2007 and 95.3 percent for 2006, with improved risk results in each of our segments and in most lines of business within the Unum US segment. As previously discussed, our reported benefits and change in reserves for future benefits in 2007 and 2006 include charges pertaining to our claim reassessment process required by the regulatory settlement agreements. Excluding these charges, the ratio of benefits and change in reserves for future benefits to premium income was 87.6 percent for 2007 and 90.3 percent for 2006. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense for 2008 is lower than 2007 due to lower rates of interest on our outstanding debt, primarily as a result of the replacement of older fixed rate debt with non-recourse floating rate debt, and due to lower cost for early retirement of debt. Interest and debt expense in 2007 increased from the level of 2006 due to an increase in cost related to early retirement of debt, offset partially by the reduction in our outstanding debt. The cost related to early retirement of debt is minimal in 2008. Costs related to early retirement of debt for 2007 and 2006 were $58.8 million and $25.8 million, respectively, and were related to our $769.5 million and $732.0 million debt repurchases during those two years. See “Debt” contained in this Item 7 for additional information.

The deferral and amortization of deferred acquisition costs was higher in both 2008 and 2007 relative to the prior year comparable period due primarily to continued growth in certain of our product lines. Amortization also increased in 2008 due to an increase in the amortization related to Unum US internal replacement transactions that result in a policy that is substantially changed as well as slightly elevated persistency in certain policy issue years.

Operating expenses have increased year over year for expenditures related to our investment in brand and product promotion and an increase in product and service development costs in our core lines of business. In addition to the adjustments to other operating expenses as noted in the preceding chart, additional expenses of note in 2008 include a $5.6 million settlement regarding broker compensation as well as litigation expenses related to two pending cases in our individual disability – closed block segment. During 2007, expenses include an $11.6 million settlement related to a plan beneficiary class action. We intend to aggressively manage our expenses while continuing to increase the effectiveness of our operating processes.

Income tax for 2006 includes tax benefits of $91.9 million as a result of the reversal of tax liabilities related primarily to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction in which our businesses operate.

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Unum US
Fully Insured Products	$701.5	11.2%	$631.0	(6.1)%	$671.8
Administrative Services Only (ASO) Products	7.2	-	7.2	(47.4)	13.7

Total Unum US	708.7	11.0	638.2	(6.9)	685.5

Unum UK	99.5	(5.6)	105.4	4.3	101.1

Colonial Life	340.2	1.6	334.9	6.3	315.1

Individual Disability - Closed Block	2.4	(20.0)	3.0	(31.8)	4.4

Consolidated	$1,150.8	6.4	$1,081.5	(2.2)	$1,106.1

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Effective with the fourth quarter of 2008, we made slight modifications to our reporting segments to better align the debt of our securitizations with the business segments and to align the allocation of capital for Unum UK similar to that of Unum US and Colonial Life. Specifically, we transferred the assets, non-recourse debt, and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings) from our former Corporate segment to Unum US group disability and Individual Disability – Closed Block, respectively. We transferred excess assets, capital in excess of target, and the associated investment income from Unum UK to our Corporate and Other segment. We also modified the investment income allocation on capital supporting certain of our group disability and long-term care product lines within Unum US and have also aggregated our former Other segment and Corporate segment into one reporting segment. Financial results previously reported have been revised to reflect these reclassifications.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Year Ended December 31
	2008	2007	2006

Operating Revenue by Segment	$10,448.2	$10,585.1	$10,533.1
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2

Revenue	$9,982.3	$10,519.9	$10,535.3

Operating Income by Segment	$1,289.9	$1,062.4	$463.2
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2
Income Tax	270.8	324.8	61.8
Income from Discontinued Operations	-	6.9	7.4

Net Income	$553.2	$679.3	$411.0

As previously noted, included in the before-tax operating income by segment shown above are before-tax charges of $53.0 million and $411.4 million in 2007 and 2006, respectively, related to the claim reassessment process and $18.5 million in 2006 for the broker compensation settlement. Also as previously discussed, operating revenue and operating income by segment would have been higher in 2008 by approximately $86.7 million and $24.2 million, respectively, and higher in 2006 by approximately $86.7 million and $21.3 million, respectively, if the results for our U.K. operations had been translated at a constant exchange rate of 2.004, the rate for 2007.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment (AD&D) products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued disability insurance, group and individual long-term care insurance, and voluntary benefits products. Effective with the fourth quarter of 2008, we made slight modifications to our reporting segments to better align the debt of our securitizations with our business segments. The assets, non-recourse debt, and associated capital of Tailwind Holdings are now reported in our Unum US segment in the group disability line of business. The primary effect on operating results from the movement of Tailwind Holdings to Unum US is the inclusion of interest and debt expense associated with the Tailwind Holdings non-recourse debt. We also modified the investment income allocation on capital supporting certain of our group disability and long-term care product lines within Unum US. Financial results previously reported have been revised to reflect these reclassifications.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006
Operating Revenue
Premium Income	$4,963.0	(1.0)%	$5,014.0	(3.5)%	$5,196.0
Net Investment Income	1,136.4	2.0	1,114.0	5.3	1,057.5
Other Income	132.7	(2.1)	135.6	25.0	108.5

Total	6,232.1	(0.5)	6,263.6	(1.5)	6,362.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,998.4	(5.8)	4,246.4	(10.6)	4,752.1
Commissions	518.6	3.4	501.5	(0.7)	505.2
Interest and Debt Expense	4.2	(44.0)	7.5	N.M.	1.3
Deferral of Acquisition Costs	(329.7)	8.4	(304.2)	(0.7)	(306.2)
Amortization of Deferred Acquisition Costs	320.3	15.6	277.1	(8.3)	302.2
Other Expenses	1,036.2	4.3	993.2	(2.5)	1,018.7

Total	5,548.0	(3.0)	5,721.5	(8.8)	6,273.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$684.1	26.2	$542.1	N.M.	$88.7

N.M. = not a meaningful percentage

As previously discussed, included in operating income for Unum US are before-tax charges of $66.2 million and $364.2 million in 2007 and 2006, respectively, related to the claim reassessment process.

We adopted the provisions of SOP 05-1 effective January 1, 2007, and recorded a cumulative effect adjustment which decreased our 2007 opening balance of Unum US DAC $589.8 million. SOP 05-1 provides guidance on accounting for DAC on internal replacements and effectively shortens the amortization period for DAC for many of our group products.

Unum US Sales

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$190.3	7.1%	$177.7	(14.8)%	$208.5
Group Short-term Disability	71.5	10.5	64.7	(12.7)	74.1
Group Life	165.4	23.4	134.0	(10.5)	149.8
AD&D	17.2	24.6	13.8	0.7	13.7

Subtotal	444.4	13.9	390.2	(12.5)	446.1

Supplemental and Voluntary
Individual Disability - Recently Issued	57.9	(3.0)	59.7	7.8	55.4
Group Long-term Care	32.2	(1.8)	32.8	30.7	25.1
Individual Long-term Care	8.4	(15.2)	9.9	(10.0)	11.0
Voluntary Benefits	158.6	14.6	138.4	3.1	134.2

Subtotal	257.1	6.8	240.8	6.7	225.7

Total Fully Insured Products	701.5	11.2	631.0	(6.1)	671.8

Administrative Services Only (ASO) Products	7.2	-	7.2	(47.4)	13.7

Total Sales	$708.7	11.0	$638.2	(6.9)	$685.5

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$297.2	23.7%	$240.3	0.6%	$238.9
Large Case Market	147.2	(1.8)	149.9	(27.7)	207.2

Subtotal	444.4	13.9	390.2	(12.5)	446.1

Supplemental and Voluntary	257.1	6.8	240.8	6.7	225.7

Total Fully Insured Products	701.5	11.2	631.0	(6.1)	671.8

Administrative Services Only (ASO) Products	7.2	-	7.2	(47.4)	13.7

Total Sales	$708.7	11.0	$638.2	(6.9)	$685.5

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Unum US sales increased 11.0 percent in 2008 compared to 2007. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had a sales increase of 23.7 percent over the prior year, and the number of new accounts increased 16.4 percent. We had a sales mix of approximately 67 percent core market and 33 percent large case market in 2008, in line with our targeted 60 percent core/40 percent large case market distribution mix. Our supplemental and voluntary sales increased 6.8 percent in 2008 compared to last year, with a 14.6 percent increase in voluntary sales offsetting the expected decrease in sales of individual long-term care.

Sales in the group large case market segment declined 1.8 percent compared to the prior year. Sales for our individual disability line of business, of which approximately 91.0 percent are in the multi-life market, decreased slightly during 2008 compared to 2007.

During 2009 we will continue to focus on our group core market segment, group long-term care, and voluntary products market, as well as disciplined growth in our group large case and individual disability markets. In order to focus more completely on the group long-term care market, we have decided to discontinue selling individual long-term care insurance on an active basis effective in 2009.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

While overall sales for Unum US declined in 2007 relative to 2006, we maintained our disciplined pricing and our sales mix was generally in line with our target mix. In 2007, we had a sales mix of approximately 62 percent core market and 38 percent large case market. Although sales on an annualized premium basis declined year over year in our group core market segment, the number of new accounts in this segment increased over 2006.

Sales for our individual disability line of business increased over 2006. Long-term care sales were generally in line with our strategy for this product line, with growth in the group product and a decline in sales for individual long-term care. Our voluntary benefits sales increased in 2007 relative to 2006, consistent with our focus on sales growth in our voluntary product lines.

Because our focus for our 2007 renewal program was aimed primarily at improving the profitability of our large case group business, sales and persistency for the large case market segment declined during 2007, as expected.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income
Group Long-term Disability	$1,838.5	(3.0)%	$1,895.7	(2.9)%	$1,953.3
Group Short-term Disability	435.1	(10.4)	485.6	(8.4)	530.2

Total Premium Income	2,273.6	(4.5)	2,381.3	(4.1)	2,483.5
Net Investment Income	631.3	(2.7)	648.7	1.6	638.5
Other Income	100.2	0.1	100.1	21.6	82.3

Total	3,005.1	(4.0)	3,130.1	(2.3)	3,204.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,043.9	(10.3)	2,277.4	(15.7)	2,702.5
Commissions	165.9	(1.1)	167.7	(4.6)	175.8
Interest and Debt Expense	4.2	(44.0)	7.5	N.M.	1.3
Deferral of Acquisition Costs	(59.4)	(1.7)	(60.4)	(6.4)	(64.5)
Amortization of Deferred Acquisition Costs	76.7	15.9	66.2	(23.4)	86.4
Other Expenses	572.4	1.9	561.6	(4.6)	588.7

Total	2,803.7	(7.2)	3,020.0	(13.5)	3,490.2

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$201.4	82.9	$110.1	138.5	$(285.9)

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	89.9%		95.6%		108.8%
Other Expense Ratio (2)	25.2%		23.6%		23.7%
Before-tax Operating Income (Loss) Ratio (3)	8.9%		4.6%		(11.5)%

Premium Persistency:
Group Long-term Disability	87.8%		85.1%		87.8%
Group Short-term Disability	82.1%		74.0%		85.6%

Case Persistency:
Group Long-term Disability	89.2%		88.4%		87.4%
Group Short-term Disability	88.2%		87.4%		86.2%

N.M. = not a meaningful percentage

(1) Included in these ratios are charges of $76.5 million and $349.2 million in 2007 and 2006, respectively, related to the claim reassessment process. Excluding these charges, the benefit ratios for 2007 and 2006 would have been 92.4% and 94.8%, respectively.

(2) Included in these ratios are increases (decreases) of $(10.3) million and $15.0 million in 2007 and 2006, respectively, related to the claim reassessment process. Excluding these items, the other expense ratios for 2007 and 2006 would have been 24.0% and 23.1%, respectively.

(3) Included in these ratios are charges of $66.2 million and $364.2 million in 2007 and 2006, respectively, related to the claim reassessment process. Excluding these charges, the before-tax operating income ratio for 2007 and 2006 would have been 7.4% and 3.2%, respectively.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income for group disability decreased in 2008 relative to the prior year, as expected, due primarily to our pricing, renewal, and risk selection strategy as well as the termination of one large case group in September 2007. However, premium persistency and case persistency both improved over the prior year in both the core and large case markets, indicating that persistency for these lines is beginning to stabilize as expected. Net investment income declined in 2008 in comparison to the prior year due primarily to a lower yield on assets supporting this line of business resulting from the investment of new cash at a lower yield than that of the existing portfolio and also due to a decrease in bond call premiums. The decline in yield and bond call premiums was partially offset by an increase in the level of assets in the portfolio. Other income includes ASO fees of $64.8 million and $65.2 million for 2008 and 2007, respectively.

The benefit ratio for 2008 was lower than the benefit ratio for the prior year, excluding the 2007 revision to our estimate for the claim reassessment costs, due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Annual claim incidence rates for both group long-term and short-term disability are slightly lower than the prior year, with no unusual trends noted by sector or by case size. An increase in incidence rates for group short-term disability generally precedes an increase in long-term disability submitted incidence.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased from the prior year due to a decrease in the variable rate of interest during 2008 compared to 2007 and a decrease in the amount of outstanding debt resulting from principal payments made during 2008 and 2007.

The deferral of acquisition costs was generally consistent with the prior year. Amortization was higher in 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in 2008 compared to the prior year due primarily to the decline in premium income and an increase in policy maintenance expenses and product service and development costs. Also contributing to the increase in the other expense ratio was the expense related to the broker compensation settlement previously discussed, of which $4.4 million was included in 2008 expenses for group disability.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in group disability business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Adjustments to reserve amounts may be required if there are changes in assumptions regarding the incidence of claims or the rate of recovery, as well as persistency, mortality, and interest rates used in calculating the reserve amounts. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income for group disability decreased in 2007 relative to 2006 due primarily to our strategy on pricing, renewals, and risk selection. Premium persistency and case persistency were both consistent with our expectations given our business mix strategy. Net investment income increased in 2007 in comparison to 2006 due to the growth in the level of assets supporting these lines of business, partially offset by the impact of the lower yield resulting from the lower interest rate environment and a decrease in bond call premiums. Other income includes ASO fees of $65.2 million and $60.9 million for 2007 and 2006, respectively.

Excluding the revisions to our estimate for claim reassessment costs, the benefit ratio for 2007 was lower than the benefit ratio for 2006 due primarily to lower paid claims in both group long-term and short-term disability and a higher rate of claim recoveries relative to 2006. Our claim operational effectiveness continued to improve during 2007 as a result of our organizational and process changes.

Interest and debt expense in 2007 is related to the Tailwind Holdings debt that was issued in the fourth quarter of 2006.

The net decrease in the amortization of DAC was due primarily to the decrease in the level of DAC as a result of the adoption of the new accounting policy related to DAC on internal replacements, offset somewhat by higher amortization resulting from the shorter amortization period for DAC. The other expense ratio, excluding the adjustments to our claim reassessment incremental operating expense estimate, increased in 2007 compared to 2006 due to the decline in premium income as well as an increase in advertising and branding expenses and product and service development costs.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income
Group Life	$1,062.8	(4.0)%	$1,107.4	(11.3)%	$1,248.1
Accidental Death & Dismemberment	127.6	(2.6)	131.0	(13.6)	151.6

Total Premium Income	1,190.4	(3.9)	1,238.4	(11.5)	1,399.7
Net Investment Income	126.0	(6.6)	134.9	(4.5)	141.3
Other Income	2.3	(4.2)	2.4	N.M.	-

Total	1,318.7	(4.1)	1,375.7	(10.7)	1,541.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	827.6	(8.2)	901.6	(15.5)	1,067.3
Commissions	85.4	(3.7)	88.7	(1.6)	90.1
Deferral of Acquisition Costs	(40.3)	11.6	(36.1)	(4.2)	(37.7)
Amortization of Deferred Acquisition Costs	55.0	39.6	39.4	(39.4)	65.0
Other Expenses	180.1	9.2	164.9	(7.5)	178.3

Total	1,107.8	(4.4)	1,158.5	(15.0)	1,363.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$210.9	(2.9)	$217.2	22.0	$178.0

Operating Ratios (% of Premium Income):
Benefit Ratio	69.5%		72.8%		76.3%
Other Expense Ratio	15.1%		13.3%		12.7%
Before-tax Operating Income Ratio	17.7%		17.5%		12.7%

Premium Persistency:
Group Life	83.8%		78.8%		81.2%
Accidental Death & Dismemberment	86.4%		80.8%		82.8%

Case Persistency:
Group Life	89.1%		87.7%		86.9%
Accidental Death & Dismemberment	89.2%		88.0%		87.0%

N.M. = not a meaningful percentage

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income for group life decreased in 2008 relative to the prior year due primarily to our pricing, renewal, and risk selection strategy. Premium persistency and case persistency both improved in comparison to the prior year. The decrease in net investment income relative to the prior year resulted from a decline in the level of assets supporting these lines of business and from a lower yield on the portfolio due to the investment of new cash at a lower yield than that of the existing portfolio.

The benefit ratio decreased in 2008 due primarily to lower paid claim incidence rates for both group life and the accidental death and dismemberment lines of business.

The deferral of acquisition costs increased in 2008 due primarily to increased sales in the group core market segment. Amortization of deferred acquisition costs was higher in 2008 relative to the prior year due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in 2008 in comparison to the prior year due primarily to the decline in premium income as well as an increase in policy maintenance expenses and product and service development costs.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income for group life decreased in 2007 relative to 2006 due primarily to our more disciplined approach to pricing, renewals, and risk selection. Premium persistency and case persistency were both consistent with our expectations. The decrease in net investment income relative to 2006 resulted primarily from a decline in the level of assets supporting these lines of business.

The benefit ratio decreased in 2007 due primarily to a lower submitted and paid claim incidence rate for group life, offset partially by higher paid claim incidence rates for the accidental death and dismemberment line of business.

Similar to our group disability products, amortization of DAC was lower in 2007 relative to 2006 due to the adoption of SOP 05-1. The other expense ratio increased in 2007 in comparison to 2006 due to the decline in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$471.5	3.2%	$456.7	4.2%	$438.5
Long-term Care	580.7	9.0	532.9	8.2	492.4
Voluntary Benefits	446.8	10.4	404.7	6.0	381.9

Total Premium Income	1,499.0	7.5	1,394.3	6.2	1,312.8
Net Investment Income	379.1	14.7	330.4	19.0	277.7
Other Income	30.2	(8.8)	33.1	26.3	26.2

Total	1,908.3	8.6	1,757.8	8.7	1,616.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,126.9	5.6	1,067.4	8.7	982.3
Commissions	267.3	9.1	245.1	2.4	239.3
Deferral of Acquisition Costs	(230.0)	10.7	(207.7)	1.8	(204.0)
Amortization of Deferred Acquisition Costs	188.6	10.0	171.5	13.7	150.8
Other Expenses	283.7	6.4	266.7	6.0	251.7

Total	1,636.5	6.1	1,543.0	8.7	1,420.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$271.8	26.5	$214.8	9.3	$196.6

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	53.3%		56.7%		58.0%
Long-term Care	106.1%		106.0%		99.2%
Voluntary Benefits	58.0%		60.1%		62.7%
Other Expense Ratio	18.9%		19.1%		19.2%
Before-tax Operating Income Ratio	18.1%		15.4%		15.0%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	35.9%		40.0%		42.8%
Long-term Care	75.5%		77.7%		73.1%

Premium Persistency:
Individual Disability - Recently Issued	90.7%		90.6%		90.5%
Long-term Care	95.5%		95.4%		95.3%
Voluntary Benefits	80.4%		79.4%		80.9%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The increase in premium income for 2008 relative to the prior year is due to sales growth in our supplemental and voluntary product lines, the impact of premium rate increases implemented for individual long-term care, and overall stable persistency. Net investment income increased relative to the prior year primarily from growth in the level of assets supporting these lines of business.

The decrease in the interest adjusted loss ratio for the individual disability – recently issued line of business for 2008 relative to the prior year is due primarily to a decrease in paid incidence rates, partially offset by a lower claim recovery rate. The interest adjusted loss ratio for long-term care was lower in 2008 than in the prior year due primarily to higher premium income, partially offset by an increase in claim incidence rates. The benefit ratio for voluntary benefits decreased in 2008 as compared to the prior year due primarily to a lower rate of paid claim incidence for the disability line of business and a lower mortality rate for the life line of business.

The increase in commissions and the deferral and amortization of acquisition costs relative to the prior year is due primarily to growth in these lines of business. The other expense ratio decreased slightly in comparison to the prior year due to a higher rate of premium growth relative to expense growth.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The increase in premium income for 2007 relative to 2006 is due to sales growth and overall stable persistency, although premium persistency for certain of the product lines declined compared to 2006. Net investment income increased relative to 2006 primarily from growth in the level of assets supporting these lines of business.

The interest adjusted loss ratio for the individual disability – recently issued business decreased in 2007 relative to 2006 due primarily to a decrease in the submitted claim incidence rate as well as an increase in the claim recovery rate. The interest adjusted loss ratio for long-term care was higher in 2007 than in 2006 due primarily to an increase in the submitted claim incidence rate and a decrease in the claim recovery and mortality rates. The benefit ratio for voluntary benefits decreased in comparison to 2006 due primarily to a lower rate of paid claim incidence for the voluntary benefits disability line of business partially offset by a higher mortality rate for the voluntary life line of business.

The amortization of DAC increased in 2007 relative to 2006 due to the acceleration of amortization for certain of the product lines with lower than anticipated persistency. The other expense ratio remained level with 2006 due to the growth in premium income and the corresponding growth in operating expenses.

Segment Outlook

Throughout 2008 we focused on improvement in group disability profitability and growth in our core group market and our voluntary line of business. We remained disciplined with pricing and risk selection, focusing on margin improvement and top-line growth in select markets.

During 2009, we will maintain our risk discipline and culture of operating effectiveness, with a focus on talent development across our businesses. We will seek to continue to improve our financial performance, driven primarily by our group disability line, with greater product diversification through our voluntary product growth. We will continue the expansion of our growth platform – our core group market, group long-term care, and voluntary lines of business. Our growth strategy includes offering a broad selection of benefits which provide cost predictability and stability over the long term for our clients through employee funding and defined employer contribution programs. We will seek to leverage capabilities being developed in our growth platform with our large case clients. We will focus on continued innovation for all of our customers and sales force, including the completion of our Simply Unum platform to be effective for larger employers.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. The current downturn may lead to a similar pattern of claim incidence or recoveries. We have previously taken steps to improve our risk profile. We have reduced our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We experienced a slight increase in claim incidence levels during the fourth quarter of 2008, but not in any particular market sector or case size. It is not determinable as to whether this increase is economically related. We may experience some impact from the uncertain economic environment on premium growth due to unfavorable persistency of existing cases or lower sales, particularly if customers elect to delay expansion of existing benefits in today’s environment or if there is a significant reduction in the number of covered employees. We may also see some volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for 2009 reflects higher disability claims incidence from the weakening economy resulting in a generally flat benefit ratio for group disability on a quarterly basis, though improved on a full year comparison with 2008. We expect continued growth in our voluntary and supplemental lines of business and flat operating results relative to 2008 for our group life and accidental death and dismemberment line of business.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Effective with the fourth quarter of 2008, we made slight modifications to our Unum UK segment to align the allocation of capital for Unum UK similar to that of Unum US and Colonial Life. We transferred excess assets, capital in excess of target, and the associated investment income from Unum UK to our Corporate and Other segment. Financial results previously reported have been revised to reflect these reclassifications.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income
Group Long-term Disability	$675.9	(10.2)%	$752.6	17.8%	$638.9
Group Life	174.6	(1.6)	177.4	3.7	171.0
Individual Disability	38.8	1.3	38.3	16.4	32.9

Total Premium Income	889.3	(8.2)	968.3	14.9	842.8
Net Investment Income	181.9	(2.9)	187.4	10.2	170.1
Other Income	2.0	(35.5)	3.1	N.M.	0.1

Total	1,073.2	(7.4)	1,158.8	14.4	1,013.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	511.4	(11.0)	574.3	3.8	553.5
Commissions	59.0	(11.9)	67.0	34.8	49.7
Deferral of Acquisition Costs	(37.4)	(9.2)	(41.2)	19.8	(34.4)
Amortization of Deferred Acquisition Costs	32.4	(34.4)	49.4	54.4	32.0
Other Expenses	183.8	0.2	183.5	15.5	158.9

Total	749.2	(10.1)	833.0	9.6	759.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$324.0	(0.6)	$325.8	28.6	$253.3

Operating Ratios (% of Premium Income):
Benefit Ratio	57.5%		59.3%		65.7%
Other Expense Ratio	20.7%		19.0%		18.9%
Before-tax Operating Income Ratio	36.4%		33.6%		30.1%

Premium Persistency:
Group Long-term Disability	87.4%		88.0%		90.4%
Group Life	74.9%		70.5%		69.1%
Individual Disability	87.6%		89.4%		88.2%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, as occurred during the last half of 2008 relative to 2007, translating pounds into dollars decreases current year results relative to the prior year. In periods when the pound strengthens, translating into dollars increases current year results in relation to the prior year, as was the case in 2007 compared to 2006.

(in millions of pounds, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006
Operating Revenue
Premium Income
Group Long-term Disability	£364.4	(3.1)%	£375.9	8.5%	£346.3
Group Life	93.3	5.4	88.5	(4.2)	92.4
Individual Disability	20.9	9.4	19.1	7.3	17.8

Total Premium Income	478.6	(1.0)	483.5	5.9	456.5
Net Investment Income	98.5	5.3	93.5	1.5	92.1
Other Income	1.2	(25.0)	1.6	N.M.	-

Total	578.3	(0.1)	578.6	5.5	548.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	275.8	(3.8)	286.8	(4.5)	300.2
Commissions	31.9	(4.8)	33.5	24.1	27.0
Deferral of Acquisition Costs	(20.1)	(2.4)	(20.6)	10.2	(18.7)
Amortization of Deferred Acquisition Costs	17.9	(27.5)	24.7	44.4	17.1
Other Expenses	99.6	8.7	91.6	6.4	86.1

Total	405.1	(2.6)	416.0	1.0	411.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£173.2	6.5	£162.6	18.8	£136.9

Weighted Average Pound/Dollar Exchange Rate	1.871		2.004		1.851

N.M. = not a meaningful percentage

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income decreased in 2008 relative to the prior year due primarily to a decline in group long-term disability resulting from lower persistency levels and lower sales. This decline was partially offset by increases in premium income for group life due to higher sales and improved persistency and to individual disability due to the continued growth in the in-force block from higher levels of sales during 2008 and 2007. A decrease in group life ceded premiums as a result of a modification, in the fourth quarter of 2007, of a quota share reinsurance arrangement relating to new group life sales also contributed to the increase in group life premiums. Net investment income increased in 2008 relative to the prior year due primarily to the growth in the level of assets supporting these lines of business and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The lower benefit ratio in 2008 in comparison to the prior year was primarily due to an increased rate of claim recoveries for group long-term disability. Also included in 2008 and 2007 results are adjustments to our long-term assumptions for claim reserves due to emerging experience and our view of future events, which increased operating income approximately £5.5 million and £8.2 million in 2008 and 2007, respectively.

The decrease in amortization of acquisition costs in 2008 relative to the prior year is due primarily to a decrease in amortization related to internal replacement transactions that result in a policy that is substantially changed. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased during 2008 in comparison with the prior year due primarily to expenses of £4.4 million related to the implementation of a disciplined cost management process during the fourth quarter of 2008 that is intended to reduce our operating expenses in the future by implementing expense efficiencies and aligning expenses with premium growth.

During 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. At the time of the transaction, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million, and recorded a deferred gain of £2.7 million. The transaction is not expected to materially impact operating results.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Premium income increased in 2007 relative to 2006 due primarily to sales of group and individual disability products and stable persistency for those two lines of business, partially offset by lower sales for group life and continued lower persistency relative to the levels of 2005 and early 2006. Net investment income increased in 2007 relative to 2006 due to continued growth in the business and the assets supporting the lines of business and an increase in portfolio yields.

The lower benefit ratio in 2007 in comparison to 2006 was primarily the result of an adjustment to our long-term assumptions for claim reserves due to emerging experience and our view of future events, which increased 2007 segment operating income approximately £8.2 million. Also contributing to a lower benefit ratio for 2007 was a lower rate of claim incidence for both group long-term disability and group life, partially offset by lower claim recoveries for group long-term disability.

Commissions increased in 2007 relative to 2006 primarily because of a higher portion of long-term disability business sold and renewed in 2007 on which a commission is paid. Amortization of DAC increased in 2007 due to the shorter amortization period for DAC resulting from the adoption of SOP 05-1 effective January 1, 2007. The amount of the cumulative effect adjustment decreased the 2007 opening balance of Unum UK DAC approximately £45.1 million, or $88.3 million, which resulted in decreased amortization because of the lower deferred asset level. However, the timing of policy renewals occurring during 2007 resulted in increased amortization, causing an overall net increase in expense for 2007. The other expense ratio remained consistent with 2006 due to our continued focus on expense management and the growth in premium income.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

	Year Ended December 31
	2008	% Change	2007	% Change	2006
(in millions)

Group Long-term Disability	$72.7	(13.9)%	$84.4	6.7%	$79.1
Group Life	19.6	48.5	13.2	(20.0)	16.5
Individual Disability	7.2	(7.7)	7.8	41.8	5.5

Total Sales	$99.5	(5.6)	$105.4	4.3	$101.1

Group Long-term Disability	£39.7	(5.7)%	£42.1	-%	£42.1
Group Life	10.9	65.2	6.6	(26.7)	9.0
Individual Disability	3.9	-	3.9	30.0	3.0

Total Sales	£54.5	3.6	£52.6	(2.8)	£54.1

Sales in Unum UK increased in 2008 primarily due to growth in group life sales offset partially by a decrease in sales for group long-term disability. Continued aggressive competition in the U.K. market is unfavorably affecting sales in all product lines. In the U.K., legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. During 2007, Unum UK took advantage of the opportunities offered by age equality legislation, with £7.4 million of additional sales during 2007 compared to only £2.0 million in 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 16 percent in 2008 as compared to the prior year.

Sales in 2007 declined slightly from 2006. Sales in the U.K. market were negatively impacted during 2006 by lower employee benefits purchase decisions caused by distraction in the U.K. employee benefits market due to changes in pension legislation. Sales related to the change in age equality legislation were £7.4 million during 2007 compared to £11.1 million during 2006. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 5 percent in 2007 as compared to 2006.

Segment Outlook

During 2008, we focused on continued profitable sales growth and improvement in our premium persistency. We will continue this focus in 2009, as we seek to achieve sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong leadership position in the U.K, but in the current competitive market we have a cautious outlook for premium growth. We are exploring additional market opportunities to expand our growth in the group market through new product offerings. We continue to make progress on our initiative to provide the U.K. market with industry leading services, processes, systems, and operational capability.

Regarding the current economic downturn, as of year end 2008 we had not yet experienced any significant deterioration in disability claims incidence or claim recoveries. The more likely impact of a softer economic environment is on premium growth, which could be further impacted by a prolonged competitive pricing environment. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly. Fluctuations in the U.S. dollar relative to the British pound sterling, as occurred during the last half of 2008, impact our reported operating results. We expect that our 2009 results, when translated into dollars for consolidated reporting, will compare unfavorably to 2008 due to the weakening of the pound.

Our outlook for 2009 is for the continuance of high levels of profitability, in local currency, despite the weaker economy. We expect our profit margins will continue to be strong as we invest in new growth opportunities. We completed an in-depth analysis of our expense efficiency and alignment to premium growth in 2008, and we believe the implementation of the resulting disciplined cost management process will reduce our operating expenses relative to premium income in 2009.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income
Accident, Sickness, and Disability	$606.9	7.1%	$566.6	6.2%	$533.3
Life	157.4	9.7	143.5	10.0	130.5
Cancer and Critical Illness	213.0	8.1	197.1	10.5	178.3

Total Premium Income	977.3	7.7	907.2	7.7	842.1
Net Investment Income	105.7	5.8	99.9	6.7	93.6
Other Income	0.4	(55.6)	0.9	(18.2)	1.1

Total	1,083.4	7.5	1,008.0	7.6	936.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	464.0	6.0	437.8	(0.8)	441.4
Commissions	211.8	5.1	201.6	9.0	184.9
Deferral of Acquisition Costs	(223.8)	6.1	(210.9)	12.4	(187.6)
Amortization of Deferred Acquisition Costs	166.4	8.1	153.9	6.6	144.4
Other Expenses	196.9	9.5	179.8	16.0	155.0

Total	815.3	7.0	762.2	3.3	738.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$268.1	9.1	$245.8	23.7	$198.7

Operating Ratios (% of Premium Income):
Benefit Ratio	47.5%		48.3%		52.4%
Other Expense Ratio	20.1%		19.8%		18.4%
Before-tax Operating Income Ratio	27.4%		27.1%		23.6%

Premium Persistency:
Accident, Sickness, and Disability	75.8%		75.9%		74.9%
Life	84.7%		83.8%		84.2%
Cancer and Critical Illness	84.0%		84.1%		82.3%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Growth in premium income for 2008 compared to the prior year was attributable primarily to current and prior period sales and stable persistency. Net investment income increased in 2008 in comparison to the prior year due primarily to growth in the level of assets supporting these lines of business and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The benefit ratio for this segment decreased in 2008 in comparison to the prior year due primarily to favorable risk experience in the accident, sickness, and disability line of business, offset somewhat by higher benefit ratios in the life and cancer and critical illness lines of business. The improvement in the accident, sickness, and disability line of business resulted from the continued favorable experience related to several new products introduced between 2002 and 2004. The life line of business benefit ratio was higher in 2008 relative to the prior year due to a higher level of death claims and a higher average claim cost. The cancer and critical illness product line reported a higher benefit ratio in 2008 relative to the prior year due primarily to unfavorable claim experience associated with the older cancer products.

Although we continue to focus on expense management, the other expense ratio for 2008 increased in comparison to the prior year due primarily to field expansion and development.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Growth in premium income was attributable primarily to current and prior period sales growth and stable persistency. Net investment income increased in 2007 in comparison to 2006 due primarily to growth in the level of assets supporting these lines of business.

The benefit ratio for this segment decreased in 2007 in comparison to 2006 due primarily to favorable risk experience in the accident, sickness, and disability line of business as well as the life line of business. The improvement in the accident, sickness, and disability line of business resulted from the favorable experience related to several new products introduced between 2002 and 2004. In addition, individual short-term disability claim incidence and average claim duration decreased in 2007 compared to 2006, while the average claim payment was higher in 2007 relative to 2006. For accident products, the claim incidence rate decreased in 2007 compared to 2006, while the average claim payment remained constant in 2007 relative to 2006. The life line of business reported a decrease in the rate of incurred claims for 2007, although the aggregate claim expense increased due to the larger block of business. The cancer and critical illness product line also reported a slightly lower benefit ratio in 2007 relative to 2006.

The other expense ratio for 2007 increased in comparison to 2006 due primarily to our investment in brand and product promotion and the development of additional product offerings. Also, during 2006 we reported a one-time adjustment to commissions and operating expenses that increased reported commissions and reduced other expenses for that year.

Sales

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Accident, Sickness, and Disability	$222.1	5.1%	$211.3	8.7%	$194.4
Life	64.0	(4.0)	66.7	0.2	66.6
Cancer and Critical Illness	54.1	(4.9)	56.9	5.2	54.1

Total Sales	$340.2	1.6	$334.9	6.3	$315.1

Colonial Life’s 2008 sales increased in the commercial market segment for employee groups with less than 100 lives as compared to 2007 sales levels. Partially offsetting this increase was a decrease in sales in the commercial market segment for employee groups with greater than 100 lives and a decrease in the public sector markets for state and federal governments. The number of new accounts and the new account annualized sales premium per case sold both increased over the prior year.

Sales in 2007 increased in comparison to 2006 primarily due to sales increases in the public sector market for educators and in the commercial market segment for employee groups with less than 100 lives. Also contributing to the sales increase was an increase in the number of new accounts over the prior year, offset partially by a decrease in the average new case size, which resulted in lower annualized premium per case sold.

Segment Outlook

Throughout 2008, we focused on sales and distribution growth by accelerating recruiting and development, capitalizing on sales opportunities where we have less market share, and assessing emerging distribution opportunities.

During 2009, we will seek to continue to expand our distribution through recruiting, development, and training programs. We intend to focus our marketing resources on both existing accounts and new employers to maintain our in-force premium and generate sales opportunities. We believe sales and premium growth will be driven by the growth and productivity of our agency sales system, as well as continued product and brand development. We will also continue our collaboration with our Unum US business partners for marketing and product development opportunities.

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. As of year end 2008, we had not experienced an increase in claim incidence levels, on a seasonally adjusted basis, in the aggregate or in any particular market sector. We expect to experience some near term impact on sales and premium growth if current economic conditions affect the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for 2009 is for the continuance of high levels of profitability in this segment, but with margins decreasing modestly over time as the benefit ratio returns to more historic levels. Premium growth in 2009 is expected to be slightly less than 2008 due to slower sales trends.

Individual Disability - Closed Block Segment

The Individual Disability – Closed Block segment generally consists of those individual disability policies in force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. As previously discussed, effective with the fourth quarter of 2008, we reclassified the assets, non-recourse debt, and associated capital of Northwind Holdings from our former Corporate segment to the Individual Disability – Closed Block segment. The primary effect on operating results from the movement of Northwind Holdings to the Individual Disability – Closed Block segment is the inclusion of interest and debt expense associated with the Northwind Holdings non-recourse debt.

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income	$952.3	(5.7)%	$1,009.9	(5.0)%	$1,062.8
Net Investment Income	767.5	(7.3)	827.6	(0.1)	828.7
Other Income	98.6	(4.9)	103.7	(1.3)	105.1

Total	1,818.4	(6.3)	1,941.2	(2.8)	1,996.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,544.8	(4.3)	1,614.5	(5.6)	1,709.7
Commissions	62.7	(9.3)	69.1	(9.3)	76.2
Interest and Debt Expense	35.1	N.M.	8.3	N.M.	-
Other Expenses	148.1	5.9	139.8	0.3	139.4

Total	1,790.7	(2.2)	1,831.7	(4.9)	1,925.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$27.7	(74.7)	$109.5	53.6	$71.3

Interest Adjusted Loss Ratio (1)	82.2%		84.1%		90.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	15.6%		13.8%		13.1%
Before-tax Operating Income Ratio (3)	2.9%		10.8%		6.7%

Premium Persistency	93.8%		94.3%		94.4%

N.M. = not a meaningful percentage

(1) Included in these ratios are charges (credits) of $(10.7) million and $47.2 million in 2007 and 2006, respectively, related to the claim reassessment process. Excluding these charges and credits, the interest adjusted loss ratio for 2007 and 2006 would have been 85.2% and 86.1%, respectively.

(2) Included in this ratio is a decrease of $2.5 million in 2007 related to the claim reassessment process. Excluding this item, the other expense ratio for 2007 would have been 14.1%.

(3) Included in these ratios are charges (credits) of $(13.2) million and $47.2 million in 2007 and 2006, respectively, related to the claim reassessment process. Excluding these charges and credits, the before-tax operating income ratio for 2007 and 2006 would have been 9.5% and 11.1%, respectively.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The decrease in premium income for 2008 relative to the prior year is due to the expected run-off of this block of closed business due to persistency and policy maturities. Net investment income decreased in 2008 compared to the prior year due to a decrease in bond call premiums, a lower level of assets supporting this closed block of business, and a decline in the portfolio yield for this segment. During the fourth quarter of 2007, we entered into an intercompany reinsurance transaction which allowed us to release excess statutory capital previously supporting this reinsured closed block of business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income includes the underlying results of certain blocks of reinsured business, including the net investment income of portfolios held by those ceding companies to support the block we have reinsured. The net investment income for those blocks of reinsured business also declined relative to prior years, primarily due to a lower level of assets.

Interest and debt expense is related to the Northwind Holdings debt issued in the fourth quarter of 2007.

The interest adjusted loss ratio was lower in 2008 compared to the prior year, excluding the decrease in our claim reassessment reserve estimate, due primarily to lower average size of new claims and fewer reopened claims.

The other expense ratio is higher for 2008 relative to the prior year due to a $4.7 million litigation settlement as well as higher legal fees related to two pending cases.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The decrease in premium income for 2007 relative to 2006 is due to the expected decline in this block of closed business, as well as an adjustment to premium income for a small block of ceded business for which the contract was modified during 2007. Partially offsetting these declines is an increase in premium income due to the 2007 reinsurance recapture, in the third quarter of 2007, of a small block of business, with an effective date of January 1, 2007, and annualized premium income of approximately $7.0 million. Neither the contract modification nor the recapture had a material effect on operating results for this segment.

Net investment income decreased slightly in 2007 compared to 2006 due to a decrease in the level of assets supporting this business and the decline in the portfolio yield rate. The lower asset levels were primarily the result of the previously discussed intercompany reinsurance arrangement which lowered the statutory capital requirements for the reinsured block of business.

The interest adjusted loss ratio was lower in 2007 than the ratio for 2006, excluding the revisions to the claim reassessment reserve estimate noted previously, due primarily to a higher rate of claim recoveries and a lower rate of submitted claims.

Segment Outlook

As a result of the decline in capital allocated to this segment, net investment income has decreased in 2008 relative to 2007 due to the lower asset levels needed to support allocated capital. Net investment income was also negatively impacted in 2008 by a reduced level of bond call premiums, relative to recent historical experience, as a result of the volatile capital market conditions and uncertain economic environment, and it is likely that this trend may continue in 2009.

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

Corporate and Other Segment

As previously discussed, effective with the fourth quarter of 2008, we aggregated our former Other segment and Corporate segment into one reporting segment. Subsequent to that aggregation, additional modifications to the reporting segment included the transfer of assets, non-recourse debt, and associated capital of Tailwind Holdings and Northwind Holdings out of Corporate and Other into Unum US and Individual Disability – Closed Block, respectively, and the transfer of excess assets, capital, and the associated investment income from Unum UK into Corporate and Other. Financial results previously reported have been revised to reflect these reclassifications.

The Corporate and Other segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. Corporate and Other also includes results from certain Unum US insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. We expect operating revenue and income resulting from these insurance products to decline over time as these business lines wind down.

Operating Results

(in millions of dollars)

	Year Ended December 31
	2008	% Change	2007	% Change	2006

Operating Revenue
Premium Income	$1.4	(17.6)%	$1.7	(62.2)%	$4.5
Net Investment Income	197.5	9.1	181.0	6.0	170.7
Other Income	42.2	37.0	30.8	(37.8)	49.5

Total	241.1	12.9	213.5	(5.0)	224.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	107.8	(6.4)	115.2	(4.4)	120.5
Commissions	1.2	(36.8)	1.9	(36.7)	3.0
Interest and Debt Expense	117.4	(48.1)	226.1	4.5	216.3
Other Expenses	28.7	(7.7)	31.1	(7.7)	33.7

Total	255.1	(31.8)	374.3	0.2	373.5

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(14.0)	91.3	$(160.8)	(8.1)	$(148.8)

Non-Insurance Product Results

Operating revenue was $106.0 million in 2008 compared to $74.9 million and $73.2 million in 2007 and 2006, respectively. Operating losses were $30.6 million in 2008 compared to $178.3 million and $173.2 million in 2007 and 2006, respectively.

The increase in operating revenue in 2008 compared to the prior years is due primarily to an increase in net investment income resulting from higher asset levels and $7.6 million of other income received during 2008 related to a refund of interest primarily attributable to tax years 1986 through 1996.

Interest and debt expense, excluding the costs related to early retirement of debt, was $117.0 million in 2008 compared to $167.3 million and $190.5 million in 2007 and 2006, respectively. Interest expense declined in 2008 relative to the prior two years due to the replacement, in the fourth quarter of 2007, of older fixed rate debt held in Corporate and Other with non-recourse debt issued in conjunction with the securitization of our closed block of individual disability reserves and held in the Individual Disability – Closed Block segment. Interest expense was lower in 2007 relative to 2006 due to the reduction in our outstanding debt year over year.

Costs related to the early retirement of debt were $0.4 million, $58.8 million, and $25.8 million in 2008, 2007, and 2006, respectively. See “Debt” contained in this Item 7 for further discussion.

Included in other expenses is a securities litigation settlement accrual of $11.6 million in 2007 and broker compensation settlement expenses of $18.5 million in 2006.

Insurance Product Results

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-

term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. During 2008, this line of business reported an operating loss of $7.7 million compared to operating losses of $6.0 million and $6.7 million in 2007 and 2006, respectively.

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

Total operating revenue for individual life and corporate-owned life insurance was $32.3 million, $29.4 million, and $37.8 million in 2008, 2007, and 2006, respectively. Operating income for the same periods was $26.2 million, $26.8 million, and $33.0 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $97.3 million in 2008 and $103.6 million in both 2007 and 2006. These closed lines of business had combined operating losses of $1.9 million, $3.3 million, and $1.9 million in 2008, 2007, and 2006, respectively.

Segment Outlook

Specific defaults within our investment portfolio are unforeseeable. We have tested whether our capital plan for 2009 has sufficient cushion to absorb possible losses. Because we currently have a margin of excess holding company liquidity and statutory capital above our capital management target guidelines, we believe we are well positioned for the economic downturn. It is possible, however, that defaults in our investment portfolio will result in realized investment losses, reduced net investment income, and lower statutory capital. Depending on the magnitude of defaults, we may need to seek additional external financing above the level anticipated in our current capital outlook.

As previously noted, we expect our 2009 pension costs to be approximately $42.5 million higher than the level of 2008. This increase in expense will be charged to our Corporate and Other segment.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our statements of income. Also included in discontinued operations is after-tax income for GENEX of $0.7 million and $7.4 million in 2007 and 2006, respectively. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information.

Investments

Overview

We believe that our investment portfolio, which consists primarily of fixed income securities, is positioned to moderate the potential impact of an economic slowdown on our financial position or operating results. Our portfolio is well diversified by type of investment and industry sector. Over the past few years, we have actively reduced our exposure to below-investment-grade fixed maturity securities, although additional downgrades may occur during an economic slowdown. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At December 31, 2008, we held $20.4 million fair value ($20.6 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $148.3 million fair value ($170.2 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $302.7 million fair value ($496.1 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

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
•

The maximum investment per issuer group is limited based on internal limits reviewed by the finance committee of Unum Group’s board of directors and approved by the boards of directors of our insurance subsidiaries and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments our insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/A	$150
BBB+	125
BBB	100
BBB-	75
BB+	60
BB/BB-	50
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.
•

Derivative instruments may be used to hedge interest rate risk and foreign currency risk and match liability duration and cash flows consistent with the plan reviewed by the finance committee of Unum Group’s board of directors and approved by the boards of directors of our insurance subsidiaries.

•	Asset mix guidelines and limits are established by us, reviewed by the finance committee of Unum Group’s board of directors, and approved by the boards of directors of our insurance subsidiaries.
•

The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification, on a weekly basis, by an investment subcommittee appointed by the boards of directors of our insurance subsidiaries. These actions are also reviewed by the finance committee of Unum Group’s board of directors on a quarterly basis.

•

We review these investment policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments, as appropriate. Any revisions are reviewed by the finance committee of Unum Group’s board of directors and must be approved by the boards of directors of our insurance subsidiaries.

See “Critical Accounting Estimates” contained in this Item 7 for further discussion of our valuation of investments.

Investment Results

Net investment income was $2,389.0 million in 2008, a decrease of 0.9 percent relative to the prior year. The level of invested assets was higher in 2008 compared to 2007, but we received fewer bond call premiums during 2008. The weaker British pound in 2008 relative to 2007 also unfavorably affected translated results for net investment income. Our portfolio yield has increased slightly year over year due to the investment of new cash at higher rates than that of prior periods, particularly during the last two quarters of 2008.

Net investment income was $2,409.9 million in 2007, an increase of 3.8 percent relative to the prior year. The increase was due primarily to growth in invested assets, partially offset by a lower yield due to the investment of new cash at lower rates than that of our existing portfolio yield and a decline in the level of prepayment income on mortgage-backed securities. The pound strengthened during 2007 relative to 2006, which favorably affected translated results for net investment income.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.72 percent as of December 31, 2008, and the weighted average credit rating was A2. This compares to a yield of 6.66 percent as of December 31, 2007 and a weighted average credit rating of A2. At December 31, 2008, the weighted average duration of our policyholder liability portfolio was approximately 7.17 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 6.51 years.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)

	Year Ended December 31
	2008	2007	2006

Gross Realized Investment Gain from Sales	$79.1	$105.8	$82.0

Gross Realized Investment Loss
Write-downs	166.1	76.2	17.2
Sales	87.2	37.5	57.3

Total	253.3	113.7	74.5

Change in Fair Value of DIG Issue B36 Derivatives	(291.7)	(57.3)	(5.3)

Net Realized Investment Gain (Loss)	$(465.9)	$(65.2)	$2.2

Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

•

During 2008, we recognized an other than temporary impairment loss of $39.3 million on a principal protected equity linked note issued by a Fortune 500 financial services company, the return of which is linked to a Vanguard S&P 500 index mutual fund. This note had an embedded derivative contract and substituted highly rated bonds in place of the underlying S&P 500 index mutual fund to provide principal protection if there was a significant decline in the equities market. The note derived its value from the underlying S&P 500 index mutual fund. At the time of the other than temporary impairment loss recognition, the decline in the S&P 500 index had not been significant enough to trigger the substitution of the bonds, but due to the recent steep decline in the S&P 500 index, we could no longer conclude that the value of the underlying S&P 500 index mutual fund would equate to or exceed the par value of the security at maturity. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•

During 2008, we recognized an other than temporary impairment loss of $32.0 million on securities issued by a U.S. based automobile manufacturer and its captive finance subsidiary. The company has experienced a decline in profitability and cash flow due to the weak economic environment. Although the company has not yet received government bailout money, the probability of receiving some form of government financial aid has significantly increased. Other U.S. automakers that have received bailout money are expected to request their bondholders to accept a significant reduction in principal. In order for this company to stay competitive with other U.S. automakers, it is likely that it, too, will seek debt relief from its bondholders and that we will not recover our entire principal for these securities. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2008, we recognized an other than temporary impairment loss of $27.8 million on securities issued by a large investment banking firm. The company experienced a rapid deterioration in its credit and derivatives portfolio, which made it impossible for the firm to raise additional capital or to sell assets to increase liquidity. The inability to raise capital forced the company to file for bankruptcy protection in the third quarter of 2008. The firm was rated A2 by Moody’s and A by S&P at the time of the bankruptcy filing. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During 2008, we recognized an other than temporary impairment loss of $21.6 million on securities issued by a large publisher of yellow page advertising. The outlook for this industry continues to worsen due to the secular change impacting the industry and due to weak economic conditions. The company’s third quarter earnings were down significantly as compared to prior periods, and bad debt expense and financial leverage increased significantly. These financial results increased the likelihood that the company might violate bank covenants and seek waivers from its bondholders. Additionally, the company hired external consultants to advise it on potential capital restructuring alternatives. These events increase the likelihood that the company will seek to tender its bonds at a discounted value and that our bonds will not fully recover in value. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During 2008, we recognized an other than temporary impairment loss of $12.9 million on securities issued by a large international chemical company. The company’s third quarter operating results were weak due to recessionary industry conditions and the negative impact of hurricane activity on its oil refinery operations. Due to these factors, the company experienced a significant decline in its liquidity. In late December, lenders denied the company’s request to obtain additional funding from its existing line of credit. As a result, the company’s liquidity was insufficient to fund required cash outflows, and the company hired external consultants to advise it on potential capital restructuring alternatives. We recorded an impairment loss in the fourth quarter of 2008 and subsequently sold the securities in early 2009. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During 2008, we recognized an other than temporary impairment loss of $12.1 million on securities issued by a large newspaper publishing company. The outlook for this industry continues to deteriorate due to the secular change away from newspaper advertising and weak economic conditions. The company reported poor third quarter operating results. The increase in leverage and lower cash flows increase the likelihood that the company may violate its bank covenants. The company has attempted to sell non-core assets to reduce its debt, but it has been unable to execute a sale. As a result, it is likely that our bonds will not fully recover in value. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

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

•

During 2007, we recognized losses of $18.4 million related to the decline in fair value below amortized cost for certain securities for which it was determined during the third quarter of 2007 that we no longer had the intent to hold to recovery or maturity due to anticipated changes in our capital requirements resulting from the reinsurance transactions involving our Individual Disability – Closed Block segment business and the related issuance of $800.0 million of notes, as well as our capital redeployment plans.

•

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

•	We had no individual realized investment losses $10.0 million or greater from other than temporary impairments during 2006.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•	During 2008, we recognized a loss of $16.2 million on the sale of securities issued by the large investment banking firm discussed above.

•

During 2008, we recognized a loss of $10.1 million on the disposition of the principal protected equity linked note discussed above. The note’s substitution clause was triggered in the fourth quarter of 2008 due to the continued decline in the S&P 500 index. At the time of the triggering event, we made the decision to take ownership in the underlying Vanguard S&P 500 index mutual fund shares rather than accept the zero coupon bonds issued by the financial services company. At the time of disposition, this note had been continuously in an unrealized loss position for a period of less than ninety days. The circumstances of this investment have no impact on other investments.

•	We had no individual realized investments losses $10.0 million or greater from the sale of fixed maturity securities during 2007.

•

During 2006, we recognized a loss of $13.1 million on the sale of securities issued by a U.S. based automotive parts supplier. In the first quarter of 2006, the company reported third quarter 2005 results which were significantly below expectations and also withdrew guidance of positive free cash flow for its fiscal year 2005. Trade creditors put into place more stringent credit terms in response to the weaker financial results, which forced the company into bankruptcy in the first quarter of 2006. A portion of these securities had an investment-grade rating at the time of purchase, and a portion was purchased after the securities had been downgraded to below-investment-grade in the second quarter of 2001. At the time of sale, these securities had been continuously in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

Change in Fair Value of DIG Issue B36 Derivative

We report changes in the fair value of an embedded derivative in a modified coinsurance arrangement as realized investment gains and losses, as required under the provisions of DIG Issue B36. Losses in both 2008 and 2007 resulted primarily from a widening of credit spreads in the overall investment market, as previously discussed. DIG Issue B36 requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view DIG Issue B36 as a reporting requirement that will not result in a permanent reduction of assets or stockholders’ equity. The fair value of this embedded derivative was $(360.5) million and $(68.8) million at December 31, 2008 and 2007, respectively, and is reported in other liabilities in our consolidated balance sheets.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. It does not require any new fair value measurements. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosure about the use of fair value measurements, with particular emphasis on the inputs used to measure fair value. The adoption of SFAS 157 did not materially change the approach or methods we utilize for determining fair value measurements or the fair values derived under those methods. See “Critical Accounting Estimates” contained in this Item 7 and Notes 3 and 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our fair value measurements.

Fixed Maturity Securities

Fixed maturity securities at December 31, 2008, included $31.9 billion, or 99.4 percent, of bonds and $208.1 million, or 0.6 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of December 31, 2008

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$1,789.3	$(345.0)	$1,423.7	$360.6	$365.6	$15.6
Canadian	254.2	57.5	-	-	254.2	57.5
Capital Goods	2,538.4	(327.3)	1,719.1	418.6	819.3	91.3
Communications	1,945.6	(207.4)	1,095.6	285.8	850.0	78.4
Consumer Cyclical	1,210.7	(298.7)	907.8	315.9	302.9	17.2
Consumer Non-Cyclical	4,192.2	(168.7)	2,445.4	303.6	1,746.8	134.9
Energy (Oil & Gas)	2,245.2	(170.1)	1,347.1	252.0	898.1	81.9
Financial Institutions	2,577.8	(327.1)	2,185.6	340.8	392.2	13.7
Mortgage/Asset-Backed	3,945.5	253.8	346.1	55.1	3,599.4	308.9
Sovereigns	947.2	56.3	357.6	12.6	589.6	68.9
Technology	633.3	(87.9)	456.5	105.7	176.8	17.8
Transportation	888.0	(15.0)	413.0	56.0	475.0	41.0
U.S. Government Agencies and Municipalities	1,875.3	166.2	731.8	68.3	1,143.5	234.5
Utilities	6,883.3	(682.5)	4,995.8	799.1	1,887.5	116.6

Total	$31,926.0	$(2,095.9)	$18,425.1	$3,374.1	$13,500.9	$1,278.2

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at December 31, 2008.

Fixed Maturity Bonds – By Maturity

As of December 31, 2008

(in millions of dollars)

	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$ 109.7	$ 3.2
Due after 1 year up to 5 years	2,080.8	207.8
Due after 5 years up to 10 years	6,315.8	1,086.7
Due after 10 years	9,572.7	2,021.3

Subtotal	18,079.0	3,319.0
Mortgage/Asset-Backed Securities	346.1	55.1

Total	$ 18,425.1	$ 3,374.1

Of the $3,374.1 million in gross unrealized losses at December 31, 2008, $2,719.0 million, or 80.6 percent, are related to investment-grade fixed maturity bonds and result primarily from increases in interest rates or changes in market or sector credit spreads which occurred subsequent to acquisition of the bonds.

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of December 31, 2008 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2008. As is shown in the time period progression, the elevated level of unrealized losses occurred during the third and fourth quarters of 2008. The increase in unrealized losses during the third and fourth quarters of 2008 results primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2008

(in millions of dollars)

	2008				2007
	December 31	September 30	June 30	March 31	December 31

Fair value < 100% >= 70% of amortized cost

<= 90	$171.3	$286.8	$95.8	$110.7	$8.7
> 90 < 180	335.1	223.2	108.7	23.5	14.4
> 180 < 270	271.8	215.9	24.4	29.7	48.7
> 270 < 1 year	292.9	50.7	23.9	85.3	35.4
> 1 year < 2 years	461.4	449.7	265.4	161.6	198.5
> 2 years < 3 years	196.7	477.7	479.6	403.0	154.2
> 3 years	404.2	389.9	125.1	113.1	295.9

Sub-total	2,133.4	2,093.9	1,122.9	926.9	755.8

Fair value < 70% >= 40% of amortized cost

<= 90	-	4.8	-	-	-
> 90 < 180	1.6	1.2	-	-	-
> 180 <= 270	35.7	18.5	-	-	-
> 270 <= 1 year	68.9	-	-	-	-
> 1 year <= 2 years	209.6	54.3	-	-	-
> 2 years <= 3 years	57.9	36.3	5.6	0.6	0.4
> 3 years	162.0	55.2	48.3	31.6	25.3

Sub-total	535.7	170.3	53.9	32.2	25.7

Fair Value < 40%

> 270 <= 1 year	6.3	-	-	-	-
> 1 year <= 2 years	31.3	-	-	-	-
> 2 years <= 3 years	11.7	-	-	-	-
> 3 years	0.6	-	-	-	-

Sub-total	49.9	-	-	-	-

Total	$2,719.0	$2,264.2	$1,176.8	$959.1	$781.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of December 31, 2008

(in millions of dollars)

	2008				2007
	December 31	September 30	June 30	March 31	December 31

Fair value < 100% >= 70% of amortized cost

<= 90	$25.6	$11.5	$2.7	$7.9	$5.6
> 90 < 180	48.7	10.5	8.8	8.1	11.4
> 180 < 270	42.2	27.6	12.5	22.5	19.9
> 270 < 1 year	16.3	19.4	12.6	30.4	11.3
> 1 year < 2 years	39.8	88.7	46.0	23.9	19.3
> 2 years < 3 years	0.4	14.5	31.1	38.4	40.7
> 3 years	26.6	30.1	37.6	12.0	15.7

Sub-total	199.6	202.3	151.3	143.2	123.9

Fair value < 70% >= 40% of amortized cost

> 90 < 180	17.5	-	2.2	-	-
> 180 <= 270	32.3	2.6	-	1.6	-
> 270 <= 1 year	18.4	3.5	13.9	13.8	-
> 1 year <= 2 years	160.8	19.9	7.5	-	-
> 2 years <= 3 years	28.1	8.4	25.0	39.2	7.9
> 3 years	67.5	54.7	22.0	10.5	-

Sub-total	324.6	89.1	70.6	65.1	7.9

Fair Value < = 40%

> 180 <= 270	6.2	-	-	-	-
> 270 <= 1 year	15.3	-	-	-	-
> 1 year <= 2 years	26.8	36.5	-	-	-
> 2 years <= 3 years	37.1	21.8	-	-	-
> 3 years	45.5	28.6	-	-	-

Sub-total	130.9	86.9	-	-	-

Total	$655.1	$378.3	$221.9	$208.3	$131.8

As of December 31, 2008, we held 102 fixed maturity securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Securities

$10.0 Million or Greater

As of December 31, 2008

(in millions of dollars)

Classification	Fair Value	Gross Unrealized Loss	Number of Issuers

Investment-Grade

Utilities	$1,064.7	$294.6	20
Financial Institutions	326.5	239.5	11
Capital Goods	665.2	223.5	13
Consumer Cyclical	265.7	125.2	8
Consumer Non-Cyclical	509.6	112.2	8
Basic Industry	255.0	109.0	5
Communications	208.3	97.1	6
Energy	389.7	95.5	6
U.S. Government Agencies	560.2	61.2	1
Transportation	61.0	23.2	1
Technology	37.6	12.3	1

Total	$4,343.5	$1,393.3	80

Below-Investment-Grade

Communications	$86.3	$89.7	5
Consumer Cyclical	58.8	75.6	4
Basic Industry	64.2	65.2	4
Capital Goods	68.4	22.7	2
Technology	19.1	22.0	2
Consumer Non-Cyclical	42.3	21.0	2
Financial Institutions	6.1	12.9	1
Energy	20.9	12.0	1
Utilities	42.3	10.9	1

Total	$408.4	$332.0	22

Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred after the acquisition of the securities. These changes are generally temporary and are not recognized as realized investment losses unless the securities are sold, it becomes unlikely that we will hold the securities until recovery based on relevant facts and circumstances, or the securities become other than temporarily impaired. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. In determining whether a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other than temporary impairment. See previous discussion of our other than temporary impairment analysis under “Critical Accounting Estimates” contained in this Item 7.

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

Gross Unrealized Losses on Fixed Maturity Securities

$20.0 Million or Greater

As of December 31, 2008

(in millions of dollars)

Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position

Investment-Grade

Principal Protected Equity Linked Trust Certificates	$50.3	$28.8	> 180 <= 270 days
U.S. Based Insurance and Financial Services Company	15.6	37.6	> 1 year <= 2 years
Global Building Materials Company	60.3	29.6	> 1 year <= 2 years
Global Building Materials Company	38.0	26.0	> 1 year <= 2 years
U.S. Based Retail Company	35.2	25.3	> 1 year <= 2 years
U.S. Based Retail Company	51.1	24.0	> 1 year <= 2 years
Canadian Based Railroad Company	61.0	23.2	> 1 year <= 2 years
U.S. Based Forest Products Company	57.8	20.2	> 1 year <= 2 years
U.K. Based Financial Institution	51.8	35.9	> 2 years <= 3 years
U.K. Based Financial Institution	43.5	32.1	> 2 years <= 3 years
U.S. Based Metals and Mining Company	61.8	23.8	> 2 years <= 3 years
U.S. Government Sponsored Mortgage Funding Company	560.2	61.2	> 3 years
Canadian Based Metals and Mining Company	64.2	36.7	> 3 years
U.S. Based Media Conglomerate	42.1	30.6	> 3 years
U.S. Based Building Materials Company	49.0	25.6	> 3 years
U.S. Based Electric Utility Company	54.0	25.2	> 3 years
Netherlands Based Financial Institution	43.1	25.2	> 3 years
U.S. Based Food and Agricultural Company	106.4	22.7	> 3 years
U.S. Based Electric Utility Company	57.7	22.5	> 3 years
U.S. Based Power Tool Manufacturing Company	78.2	20.2	> 3 years

Total	$1,581.3	$576.4

Below-Investment-Grade

U.S. Based Recreational Products Company	$10.6	$20.8	> 270 days <= 1 year
U.S. Based Media Conglomerate	4.6	35.1	> 3 years
U.S. Based Automotive Supply Company	17.7	23.7	> 3 years
Canadian Based Metals and Mining Company	18.8	21.0	> 3 years

Total	$51.7	$100.6

For those securities with a gross unrealized loss of $20.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary. We believe the decline in fair value of these securities is temporary, and we have the ability to hold these securities to the earlier of recovery or maturity.

Investment-Grade Fixed Maturity Securities:

•

The principal protected equity linked trust certificates represent our investment in a trust which holds forward contracts to purchase shares of a Vanguard S&P 500 index mutual fund. This trust also holds a defeasance swap contract for U.S. Treasury bonds to provide principal protection for the investments. The trust investment derives its value from the underlying S&P 500 index mutual fund. This security is currently at an unrealized loss because the fixed rate of accretion on the note has exceeded the rate of return on the underlying S&P 500 index fund since the purchase date of the note. Because we purchased this security at a price point in a previous market decline in the S&P 500 index mutual fund, we believe that the value of the underlying S&P 500 index mutual fund will equate to or exceed the par value of the security at maturity.

•

The fair value of the U.S. based insurance and financial services company securities declined primarily due to liquidity concerns specific to the company and for financial institutions in general. The company’s balance sheet is solid, and its core businesses are profitable. The company also owns marketable assets which can be sold to increase liquidity. The company is seeking approval to participate in the U.S. Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program in an effort to gain access to government funding.

•

The decline in the fair value of the global building materials company is due to the increased slowdown in commercial and infrastructure-related construction as well as a weak residential construction market. The company maintains adequate liquidity and owns marketable long-lived assets.

•

The decline in the fair value of the global building materials company is due to the increased slowdown in commercial and infrastructure-related construction as well as a weak residential construction market. While the company has acquisition-related debt that will require refinancing in the near future, it reduced this liquidity need through new debt issuance and asset sales prior to the current market pressure on credit availability. The company also owns marketable long-lived assets.

•

The decline in fair value of the U.S. based retail company is due to the recent decline in consumer spending and the depressed economy. While concerns surrounding the retail sector and consumer spending will continue to affect performance, the company maintains its leading market position and has adequate liquidity to withstand an economic downturn.

•

The decline in fair value of the U.S. based retail company is due to the recent decline in consumer spending and the depressed economy. Management has reduced capital spending and has taken other appropriate steps to maintain adequate liquidity. While concerns surrounding the retail sector and consumer spending will continue to affect performance, the company has the financial strength to withstand an economic downturn.

•

The decline in fair value of the Canadian based railroad company securities is due primarily to its weakened financial risk profile resulting from a recent debt financed acquisition. The company’s position is strengthened by stable industry fundamentals and a favorable regulatory environment. The company has adequate access to capital markets, and it recently implemented cash preservation policies such as suspension of its share repurchase program and freezing any shareholder dividend increases. Additionally, management has stated that it will seek to improve cash flow through the implementation of operational efficiencies and a reduction in capital expenditures. Current liquidity should provide adequate coverage for near term funding requirements.

•

The decline in fair value of the U.S. based forest products company securities is due to lower demand and weaker pricing capabilities in the current environment. The company has adequate liquidity to meet its obligations and has a strong asset base through its ownership of 5.9 million acres of timberland.

•

The decline in the fair value of the securities of the U.K. based financial institution is primarily the result of the global credit crisis and the slowdown in the economy. In addition, a major acquisition at the peak of the credit cycle required this institution to realize impairments in loans and other assets, resulting in the need for additional capital. This capital was initially provided by shareholders and others, but as the economic environment deteriorated further, the company participated in the U.K. government guarantee of senior debt and capital injections in the form of preferred and common equity. Currently, the company is 58 percent owned by the U.K. government. Its current strategy is to reduce risk on its balance sheet and make asset sales as the market improves.

•

The decline in the fair value of the securities of the U.K. based financial institution is primarily the result of the global credit crisis and the slowdown in the economy. The company is well diversified and has global market operations in capital markets, asset-backed securities, wealth management, asset management, commodities, and insurance. The company has recently raised capital apart from the U.K. government program and purchased capital market businesses. The company eliminated its dividend during 2008 to accumulate additional capital.

•

The decline in the fair value of the securities of the U.S. based metals and mining company is due to the increased slowdown in global economic activity, resulting in lower commodity prices and earnings pressure for the sector. The company continues to proactively adjust its production activities to preserve its liquidity and manage through the current economic downturn. The company also owns marketable long-lived assets.

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of December 31, 2008, with no negative outlook by rating agencies. The decline in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the mortgage market.

•

The decline in fair value of the Canadian based metals and mining company securities is due to the increased slowdown in global economic activity, resulting in lower commodity prices and earnings pressure for the sector. The company’s credit profile has been strengthened due to its recent acquisition by a larger, more diversified metals and mining company. The company also owns marketable long-lived assets. The company has adequate liquidity and free cash flow from operations.

•

The fair value of the U.S. based media conglomerate securities declined due to general widening of credit spreads in the media industry, particularly among companies sensitive to the cyclical advertising market. The company generates significant free cash flow, maintains a sizeable cash balance, and owns interests in various media businesses that provide additional liquidity.

•

The decline in fair value of the U.S. based building materials company securities is due to the ongoing weakness in the residential and remodeling markets. The company has adequate liquidity and maintains free cash flow given its low capital expenditure requirements.

•

The decline in the fair value of the U.S. based electric utility company securities is primarily due to the general widening of credit spreads in the corporate bond market. The company is located in a growing service territory, and recent regulatory decisions have been favorable to its business.

•

The decline in the fair value of the Netherlands based financial institution securities is due to the overall widening of credit spreads in the corporate bond market. The company is one of the largest and strongest banks in the Netherlands. The company’s Tier 1 capital, which is seen as the core measure of a bank’s financial strength, is indicative of a well capitalized financial institution.

•

The fair value of the U.S. based food and agricultural company securities declined primarily due to a general widening of credit spreads in the market, exacerbated by the securities’ very long-term maturity dates. The company has strong operating cash flows and is free cash flow positive.

•

The decline in the fair value of the U.S. based electric utility company securities is primarily due to the general widening of credit spreads in the investment-grade corporate bond market. The company operates a fully regulated business with no retail competition. The company’s customer base is expected to grow due to the expansion of a military base located within its service territory. Liquidity remains adequate.

•

The decline in fair value of the U.S. based power tools manufacturing company securities results primarily from weak consumer demand. Despite declining demand, the company continues to maintain positive earnings and cash flow. The company has sufficient liquidity and no near-term refinancing needs.

Below-Investment-Grade Fixed Maturity Securities:

•

The decline in fair value of the U.S. based recreational products company securities results from a significant decline in consumer durable goods spending. The company operates in highly cyclical industries, and demand for its products has deteriorated rapidly. The company entered the current economic downturn with a significant cash balance and still retains adequate liquidity to manage through the current economic cycle.

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

•

The fair value of the securities of the U.S. based automotive supply company declined due to lower vehicle production from multiple domestic automobile manufacturers. The company maintains a significant amount of cash and liquidity to manage through the current economic cycle, with limited near-term debt maturities. The company has a dominant position in its markets.

•

The decline in fair value of the Canadian based metals and mining company is due to the increased slowdown in global economic activity, resulting in lower commodity prices and earnings pressure for this sector. As part of its diversification strategy, the company recently increased its leverage due to an acquisition prior to the current market pressure on credit availability. The company has ample cash flow to significantly reduce its debt burden in the coming year, which should allow for a timely refinance or extension of its bridge debt. The company also owns marketable long-lived assets.

Our mortgage/asset-backed securities were approximately $3.7 billion and $4.0 billion on an amortized cost basis at December 31, 2008 and 2007, respectively. At December 31, 2008, the mortgage/asset-backed securities had an average life of 3.79 years, effective duration of 4.04 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2008, our exposure to below-investment-grade fixed maturity securities was $1,633.9 million, approximately 4.6 percent of the carrying value of invested assets excluding ceded policy loans. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problem caused by our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

We have a significant interest in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying high-yield securities. This entity is a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO are limited to our investment in the entity. Our investment in this entity is reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value of this investment was derived from the fair value of the underlying assets. The fair value and amortized cost of this investment were $2.5 million and $2.4 million, respectively, at December 31, 2008, and $12.0 million and $11.8 million, respectively, at December 31, 2007.

Mortgage Loans

Our mortgage loan portfolio was $1,274.8 million and $1,068.9 million on an amortized cost basis at December 31, 2008 and 2007, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity is currently low. Due to conservative underwriting, we expect the level of delinquencies and problem loans to remain low relative to the industry. At December 31, 2008, delinquent mortgage loans, or those past due more than 30 days as to interest or principal payments, totaled $5.2 million and were considered impaired loans. The impaired loans were deemed permanently impaired and are reported at the estimated net realizable value. We had no delinquent or impaired mortgage loans at December 31, 2007 and no valuation allowance for mortgage loans at December 31, 2008 or 2007.

Derivative Financial Instruments

We use derivative financial instruments to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. All of these freestanding derivative transactions are hedging in nature and not speculative. Positions under our hedging programs for derivative activity that were open during 2008 involved current and forward interest rate swaps, current and forward currency swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps. Almost all hedging transactions are associated with the individual and group long-term care and the individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $37.7 million at December 31, 2008. The carrying value of fixed maturity securities pledged as collateral to our counterparties was $107.9 million at December 31, 2008. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Other

Our exposure to non-current investments, on a fair value basis, totaled $11.8 million and $2.6 million at December 31, 2008 and 2007, respectively.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, further deterioration in the credit market could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries’ capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay our stockholder dividends or meet our debt and other payment obligations.

Our policy benefits are primarily in the form of claim payments, and we have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. However, our historical pattern of benefits paid to revenues is consistent, even during cycles of economic downturns, which serves to minimize liquidity risk.

We have met all minimum pension funding requirements set forth by ERISA. We expect to make a voluntary contribution of approximately $70.0 million in 2009 to our U.S qualified defined benefit pension plan, based on current tax law. We have evaluated the Pension Protection Act of 2006 which requires companies to fully fund defined benefit pension plans over a seven year period and have made estimates of amounts to be funded in the future. Based on this assessment, we do not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make a contribution of approximately £3.5 million during 2009.

In the near term, we expect that our need for external financing is small, but changes in our business as noted above could increase our need. Our short-term debt repayment requirements for 2009 can be met through existing cash flows. We currently anticipate that we may issue long-term debt of $150.0 million to $300.0 million during 2009, depending on market conditions and the availability and cost of financing.

In light of the recent credit market turmoil, we have implemented a more conservative cash management strategy with respect to our securities lending and commercial paper investment programs. In addition, we have a $250.0 million unsecured revolving credit facility and an open shelf registration that we can utilize as needed to provide additional liquidity and financial flexibility. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company liquidity can be utilized to mitigate potential losses from defaults.

During 2009, we intend to retain sufficient capital in our traditional U.S. insurance subsidiaries to maintain a weighted average RBC ratio in excess of our stated long-term objective of 300 percent. We also intend to maintain our leverage ratio at or slightly below our target levels and maintain, as a minimum threshold, liquidity at our holding companies sufficient to cover one year of fixed charges, measured as interest expense plus common stock dividends.

Consolidated Cash Flows

Our cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category in our consolidated statements of cash flows for the applicable periods. The absence of cash flows from discontinued operations has not, nor is it expected to, materially affect liquidity and capital resources.

Operating Cash Flows

Net cash provided by operating activities was $1,326.1 million for the year ended December 31, 2008, compared to $1,750.3 million and $1,431.9 million for the comparable periods of 2007 and 2006, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for 2008, 2007, and 2006 are voluntary pension contributions to our U.S. qualified defined benefit plan of $130.0 million, $110.0 million, and $92.0 million, respectively. We also had increased cash inflows of approximately $211.4 million in 2007 due to the reinsurance recapture of a small block of individual disability business.

The fluctuation in the income tax adjustment to reconcile net income to net cash provided by operating activities is due primarily to the deferred tax asset established during 2008 related to the change in the fair value of the DIG Issue B36 derivative and a tax benefit recognized during 2006 which resulted from the reversal of tax liabilities related to group relief benefits recognized from the use of net operating losses in a foreign jurisdiction. The decrease in the “Other, Net” adjustment to reconcile net income to net cash provided by operating activities in 2008 compared to the prior two years is due primarily to the 2007 and 2006 reclassification of costs related to early retirement of debt to cash flows from financing activities.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $424.7 million for the year ended December 31, 2008 compared to $1,855.0 million and $1,222.0 million for the comparable periods of 2007 and 2006, respectively.

Proceeds from sales and maturities of available-for-sale securities in 2008 were consistent with the level of 2007 primarily due to an increase in bond maturities and bonds that were called at par, offset by a decrease in sales of fixed maturity securities, a lower level of proceeds from mortgage-backed securities prepayments, and the translation of investment proceeds from our U.K. operations at lower exchange rates. Proceeds from sales and maturities of other investments decreased in 2008 primarily due to lower proceeds from the sale of common stock investments and a reduction in commercial mortgage loan maturities and prepayments. The reduction in cash flows received on other investments was partially offset by higher proceeds in 2008 from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities decreased during 2008 relative to 2007 in part due to the lower exchange rate for translation of purchases within our U.K. operations and to investing more heavily in short-term investments rather than fixed maturity securities during the last half of 2008. During the first half of 2008, we invested more heavily in fixed maturity securities as we continued to transition out of short-term investments into floating rate fixed maturity securities to support the floating rate debt issued during the fourth quarter of 2007.

Net sales of short-term investments increased during 2008 due in part to the sale of investments to fund the $700.0 million accelerated share repurchase agreements executed one half in each of January and August 2008, as well as the transition to floating rate fixed maturity securities in lieu of short-term investments during the first half of 2008.

Proceeds from acquisitions relate to the second quarter of 2008 Unum UK acquisition of a group long-term disability claims portfolio.

We had lower proceeds from sales and maturities of available-for-sale securities in 2007 compared to 2006, primarily due to a decrease in scheduled maturities of fixed maturity securities as well as a lower level of proceeds from principal prepayments on mortgage-backed securities. Somewhat offsetting this decline was the sale of a block of available-for-sale securities to generate the liquidity needed to repurchase debt in the fourth quarter of 2007 as part of our capital redeployment plan.

Purchases of available-for-sale securities increased during 2007 in comparison to 2006, in part due to the investing of the net cash inflows of $98.8 million from the sale of GENEX and the $211.4 million cash inflows from the reinsurance recapture. Purchases of other investments declined during 2007 relative to 2006 due to a decline in the purchase of commercial mortgage loans.

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

Net purchases of short-term investments increased during 2007 compared to 2006 as a result of the liquidity needed for our capital redeployment plan previously discussed. During the fourth quarter of 2007, we issued $800.0 million of debt and invested the proceeds in floating rate bonds and short-term investments. Short-term investments were used as an interim investment as we sought suitable floating rate investments to support the floating rate debt. We also purchased short-term investments throughout 2007 as we anticipated the funding needed for our common stock repurchase program.

Policy loans, as reported in our consolidated balance sheet, declined during 2007 in comparison to 2006 due to the surrender of a portion of our ceded corporate-owned life insurance block of business. The termination of this fully ceded business had no impact on our cash inflows or outflows.

The proceeds from dispositions in 2007 relate to the sale of GENEX.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $1,049.5 million for the year ended December 31, 2008 compared to net cash provided of $181.2 million for the year ended December 31, 2007 and net cash used of $157.0 million for the year ended December 31, 2006.

During 2007, Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock. In 2008, we completed our share repurchase program and purchased 29.9 million shares of Unum Group common stock for $700.0 million.

During 2008, we retired the remaining $175.0 million of our 5.997% senior notes and we purchased and retired $17.8 million of our outstanding 5.859% notes. At December 31, 2008, we held $190.5 million of short-term debt, $58.3 million of which was borrowed during 2008. The remaining $132.2 million represents debt previously classified as long-term but which now has a maturity date within one year after the date of our balance sheet.

During 2008, we purchased and retired $36.6 million aggregate principal amount of our outstanding 6.85% notes due 2015.

During 2008, Tailwind Holdings made principal payments on its floating rate, senior secured non-recourse notes due 2036 of $10.0 million. During 2008, Northwind Holdings made principal payments of $59.3 million on its floating rate, senior secured non-recourse notes due 2037.

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

See “Debt” contained in this Item 7 for further information.

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

During 2008 and 2006, Unum Group received $100.0 million and $150.0 million, respectively, from its insurance subsidiaries for the repayment of surplus debentures previously issued to Unum Group in 1997 and in 1996. The debentures had maturity dates of October 2027 and December 2006, respectively.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2009, $653.3 million is available for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, excluding Northwind Re and Tailwind Re.

Unum Group and/or certain of its finance subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £145.5 million is available for the payment of dividends from Unum Limited during 2009, subject to regulatory approval.

The amount available during 2008 for the payment of ordinary dividends from Unum Group’s traditional U.S. insurance subsidiaries was $626.5 million, of which $165.6 million was declared and paid. The traditional U.S. insurance subsidiaries also paid extraordinary dividends of $469.1 million in 2008 of which $28.2 million was declared in 2007. The amount available during 2008 from Unum Limited was £202.1 million, of which £125.0 million was declared and paid.

Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations will be dependent upon the receipt of dividends from Northwind Re and Tailwind Re, respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the reinsured business. During 2008, Northwind Re received regulatory approval from the insurance department of its state of domicile to pay dividends of $80.6 million to Northwind Holdings, and Tailwind Re received regulatory approval from the insurance department of its state of domicile to pay dividends of $24.1 million to Tailwind Holdings.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries and/or finance subsidiaries to continue to receive dividends from their insurance subsidiaries without regulatory approval generally depends on the level of earnings of those insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as RBC ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. Unum Group’s RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 332 percent at the end of 2008, with the individual RBC ratios for Unum Group’s principal traditional U.S. insurance subsidiaries all in excess of our long-term target ratio of 300 percent. The individual RBC ratios for Northwind Re and Tailwind Re, our special purpose financial captive insurance companies, are calculated using the NAIC Company Action Level formula and have a target level of 200 percent. The RBC ratios for Northwind Re and Tailwind Re were each approximately equal to the 200 percent target level at the end of 2008. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

Debt

At December 31, 2008, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,259.4 million and short-term debt of $190.5 million. Short-term debt consisted of $132.2 million 5.859% senior notes due May 2009 and $58.3 million of reverse repurchase agreements. The reverse repurchase agreements were entered into during the fourth quarter of 2008, with a weighted average interest rate of 2.71 percent and a maturity date of January 20, 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 21.5 percent at December 31, 2008, compared to 21.4 percent at December 31, 2007. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.6 percent at December 31, 2008 compared to 26.4 percent at December 31, 2007.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. A ratings downgrade from either S&P or Moody’s with respect to the “shadow” or underlying debt rating on the non-recourse debt issued by Tailwind Holdings or Northwind Holdings could cause an increase in the fee paid to the third party guarantor on those debt issuances but would not cause a breach. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

During 2008, we retired the remaining $175.0 million of our 5.997% senior notes. During 2008, we made principal payments of $59.3 million and $10.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015 and $17.8 million of our 5.859% senior notes due May 2009.

In 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028. Pursuant to a cash tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

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

In 2006, pursuant to a cash tender offer, we purchased and retired $50.0 million aggregate liquidation amount of our 7.405% junior subordinated debt securities due 2038 and $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011. Also in 2006, in open market transactions, we purchased $32.0 million of our outstanding 6.85% notes due 2015.

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

Issuance of Debt

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $740.7 million at December 31, 2008.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $102.5 million at December 31, 2008.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, issued $400.0 million of 6.85% senior debentures due November 15, 2015 in a private offering. The aggregate principal amount outstanding was $296.7 million at December 31, 2008.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due June 15, 2032 and $150.0 million of 7.250% public income notes due June 15, 2032. The public income notes were called and retired in 2007 as previously discussed. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2008.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due March 1, 2011. The aggregate principal amount outstanding was $225.1 million at December 31, 2008.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due March 15, 2028, $200.0 million of 7.0% senior notes due July 15, 2018, and $250.0 million of 6.75% senior notes due December 15, 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $166.4 million at December 31, 2008.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature on March 15, 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature on March 15, 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2008.

Unum Group has debt securities with an aggregate principal amount outstanding of $62.0 million which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990. The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Credit Facility

On December 8, 2008, we entered into $250.0 million unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility has a 364 day tenor and a one year term out option. The facility provides for interest rates based on either the prime rate or LIBOR, as adjusted. Within this facility is a $100.0 million letter of credit sub-limit. At December 31, 2008, there were no amounts outstanding on the facility. Our previously existing $400.0 million credit facility expired as scheduled during 2008.

Although we believe that maintenance of the unsecured revolving credit facility provides an important source for contingent liquidity, we do not anticipate the need to access funds through the facility as we are able to meet short-term liquidity needs from operating cash flows. Our credit facility contains financial covenants regarding our leverage, net worth, interest coverage, issuer credit rating, and risk-based capital position. We do not anticipate any violation of those covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds through that facility.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2008 (in millions of dollars). Excluded from the table are tax liabilities of approximately $163.2 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$193.4	$193.4	$-	$-	$-

Long-term Debt	4,926.3	143.1	497.1	251.9	4,034.2

Policyholder Liabilities	39,293.6	4,291.0	6,418.8	4,952.7	23,631.1

Pensions and Other Postretirement Benefits	2,156.1	104.0	187.3	194.2	1,670.6

Payable for Collateral Under Derivative
Financial Instruments	174.3	174.3	-	-	-

Miscellaneous Liabilities	612.0	576.2	4.6	6.1	25.1

Operating Leases	95.6	26.6	37.5	18.0	13.5

Purchase Obligations	64.8	60.5	4.3	-	-

Total	$47,516.1	$5,569.1	$7,149.6	$5,422.9	$29,374.5

Receipts Due

Reinsurance Recoverable	$7,636.1	$322.1	$577.0	$577.0	$6,160.0

Short-term and long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheet. See Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current inforce policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the inforce business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset/liability management under “Investments” contained in this Item 7.

Pensions and other postretirement benefit obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our contributions to the pension plans. Amounts in the one year or less category equal our planned contributions within the next 12 months. The remaining years’ contributions are projected based on the expected future contributions as required under ERISA. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans, discounted with respect to interest and reflecting expected future service, as appropriate. See Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 and “Critical Accounting Estimates” contained in this Item 7 for additional information.

Payable for collateral represents the obligation to return unrestricted cash collateral received from our counterparties in derivative transactions. The timing of the return of the collateral is uncertain and is therefore included in the one year or less category. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, accounts payable, fair value of derivative obligations, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain were included in the one year or less category.

Operating leases include noncancelable obligations on certain office space and equipment.

Purchase obligations include commitments of $37.8 million to fund certain of our investments in private placement securities and partnerships and $4.1 million for commercial mortgage loan originations. These are shown in the table above based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee or issuer of the private placement securities or at closing of the mortgage loans. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $22.9 million at December 31, 2008.

Off-Balance Sheet Arrangements

As noted in the preceding discussion, we have operating lease commitments and purchase obligations totaling $95.6 million and $64.8 million, respectively, at December 31, 2008.

We maintain a committed and unsecured credit facility and letters of credit. See “Debt” contained in this item 7 for further description of this arrangement.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and short-term agreements to sell securities with the agreement to repurchase them at a later specified date. At December 31, 2008, the carrying value of fixed maturity securities posted as collateral to third parties under these programs was $80.6 million.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $37.7 million at December 31, 2008. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $107.9 million at December 31, 2008.

Our derivatives counterparties have posted non-cash collateral in various segregated custody accounts to which we have a security interest in the event of counterparty default. This collateral, which is not reflected in the table above, had a market value of $174.6 million at December 31, 2008.

Ratings

AM Best, Fitch, Moody’s, and S&P are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency’s opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency’s view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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

	AM Best	Fitch	Moody’s	S&P

Issuer Credit Ratings	bbb- (Good)	BBB- (Good)	Ba1 (Speculative)	BBB- (Good)

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A-(Strong)
Provident Life & Casualty	A- (Excellent)	A- (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
First Unum Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Colonial Life & Accident	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Life	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Variable	A- (Excellent)	A- (Strong)	Baa1 (Adequate)	Not Rated
Unum Limited	A- (Excellent)	Not Rated	Not Rated	A- (Strong)

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. During the second quarter of 2008, we held our annual review meetings with S&P and Moody’s. In the fourth quarter 2008, we held our annual review meetings with AM Best and Fitch.

On January 29, 2008, AM Best reaffirmed the ratings of Unum Group and its operating subsidiaries and upgraded the company’s outlook from “negative” to “stable.” The agency’s revised outlook was attributed to our increased financial flexibility, the quality of our investment portfolio, the operational execution of our operating segments, and the completion of the claim reassessment process. On February 4, 2008, Fitch revised its outlook for Unum Group and its operating subsidiaries to “positive” from “stable,” citing our progress in increasing profitability and decreasing risk along with our improved capitalization levels as the basis for the upgrade. On February 14, 2008, Moody’s revised its outlook for Unum Group and its operating subsidiaries to “stable” from “negative,” basing its revision on the overall improvement in our financial flexibility.

On July 17, 2008, S&P raised its counterparty credit and senior unsecured debt rating on Unum Group from “BB+” to “BBB-” and raised its counterparty credit and financial strength ratings on Unum Group’s insurance subsidiaries from “BBB+” to “A-”. S&P stated that the rating actions were reflective of the maintenance of our market position, the improved insurance risk profile of the company, our operating profitability, the enhanced investments quality of our portfolio, and our stronger capitalization through statutory earnings. Coincident with the ratings action, the company’s outlook from S&P was revised from “positive” to “stable.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during 2008 or prior to the date of this filing.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. Based on our ongoing dialogue with the rating agencies concerning our improved insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolio, we do not expect any negative actions from any of the four rating agencies related to either Unum Group’s current issuer credit ratings or the financial strength ratings of its insurance subsidiaries. However, in the event that we are unable to meet the rating agency specific guideline values to maintain our current ratings, including but not limited to maintenance of our capital management metrics at the threshold values stated and maintenance of our financial flexibility and operational consistency, we could be placed on a negative credit watch, with a potential for a downgrade to both our issuer credit ratings and our financial strength ratings.

See “Ratings” contained herein in Item 1 and “Risk Factors” contained herein in Item 1A for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. See “Investments” contained herein in Item 7 and Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest-sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may increase the net unrealized loss related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may decrease the net unrealized loss, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is other than temporarily impaired, or determine that a derivative instrument is no longer an effective hedge.

Other fixed rate investments, such as mortgage loans and policy loans, are carried at amortized cost and unpaid balances, respectively, rather than fair value in our consolidated balance sheets. These investments may have fair values substantially higher or lower than the carrying values reflected in our balance sheets. A change in interest rates could impact our financial position if we sold our mortgage loan investments at times of low market value. A change in interest rates would not impact our financial position at repayment of policy loans, as ultimately the cash surrender values or death benefits would be reduced for the carrying value of any outstanding policy loans. Carrying amounts for short-term investments approximate fair value, and we believe we have minimal interest rate risk exposure from these investments.

We believe that the risk of being forced to liquidate investments or terminate derivative positions is minimal, primarily due to the level of capital at our insurance subsidiaries, our holding company liquidity position, and our investment strategy which we believe provides for adequate cash flows to meet the funding requirements of our business. We may in certain circumstances, however, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs.

Although the majority of our liabilities related to insurance contracts are not interest rate sensitive and we therefore have minimal exposure to policy withdrawal risk, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals’ behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to minimize interest rate risk. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows us to choose what we believe to be the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to our activities in derivative financial instruments. We use current and forward interest rate swaps, currency forward contracts, forward treasury locks, and options on forward interest rate swaps to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Short-term and long-term debt are not carried at fair value in our consolidated balance sheets. If we modify or replace existing short-term or long-term debt instruments at current market rates, we may incur a gain or loss on the transaction. We believe our debt-related risk to changes in interest rates is relatively minimal. In the near term, we expect that our need for external financing is small, but changes in our business could increase our need. Our short-term debt repayment requirements for 2009 can be met through existing cash flows.

We measure our financial instruments’ market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2008 and 2007 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2008 and 2007 are shown as follows:

	December 31, 2008
	Notional		Hypothetical
(in millions of dollars)	Amount of Derivatives	Fair Value	FV + 100 BP	Change in FV

Assets
Fixed Maturity Securities (1)		$32,134.1	$29,719.2	$(2,414.9)
Mortgage Loans		1,224.4	1,206.3	(18.1)
Policy Loans, Net of Reinsurance Ceded		255.4	242.4	(13.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$809.8	$1,921.9	$1,112.1
Short-term Debt		(188.9)	(188.5)	0.4
Long-term Debt		(1,677.4)	(1,614.4)	63.0

Derivatives (1)
Swaps	$2,265.8	$242.2	$156.2	$(86.0)
Forwards	266.3	60.2	65.0	4.8
DIG Issue B36 Embedded Derivative		(360.5)	(330.3)	30.2

	December 31, 2007
	Notional		Hypothetical
(in millions of dollars)	Amount of Derivatives	Fair Value	FV + 100 BP	Change in FV

Assets
Fixed Maturity Securities (1)		$35,814.7	$32,984.5	$(2,830.2)
Mortgage Loans		1,079.8	1,019.8	(60.0)
Policy Loans, Net of Reinsurance Ceded		228.7	218.3	(10.4)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(859.3)	$299.6	$1,158.9
Short-term Debt		(175.3)	(174.5)	0.8
Long-term Debt		(2,673.8)	(2,530.8)	143.0

Derivatives (1)
Swaps	$2,590.6	$(69.0)	$(208.0)	$(139.0)
Forwards	315.1	(28.8)	(10.8)	18.0
Options	80.0	6.6	1.8	(4.8)
DIG Issue B36 Embedded Derivative		(68.8)	(77.9)	(9.1)

(1) These assets and liabilities are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets with a corresponding offsetting change reported in other comprehensive income or loss, net of deferred taxes.

(2) The adjustment to reserves and other for unrealized investment gains and losses reflects the adjustments that would be necessary to deferred acquisition costs and policyholder liabilities if the unrealized investment gains and losses related to the fixed maturity securities and derivatives had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of deferred taxes.

The effect of a change in interest rates on asset prices was determined using a duration implied methodology for corporate bonds and government and government agency securities whereby the duration of each security was used to estimate the change in price for the security assuming an increase of 100 basis points in interest rates. The effect of a change in interest rates on the mortgage-backed securities was estimated using a mortgage analytic system which takes into account the impact of changing prepayment speeds resulting from a 100 basis point increase in interest rates on the change in price of the mortgage-backed securities. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values shown in the chart above for all other items were determined using discounted cash flows analyses. Because we actively manage our investments and liabilities, actual changes could be less than those estimated above.

Foreign Currency Risk

The functional currency of our U.K. operations is the British pound sterling. We are exposed to foreign currency risk arising from fluctuations in the British pound sterling to U.S. dollar exchange rates primarily as they relate to the translation of the financial results of our U.K. operations. Fluctuations in the pound to dollar exchange rate have an effect on our reported financial results. We do not hedge against the possible impact of this risk. Because we do not actually convert pounds into dollars except for a limited number of transactions, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2008 and 2007 levels, stockholders’ equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $72.8 million and $98.2 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2008 and 2007, segment operating income, which excludes net realized investment gains and losses and income tax, as reported in U.S. dollars would have decreased approximately $33.5 million and $33.8 million, respectively, for the years then ended.

Dividends paid by Unum Limited are generally held at our U.K. finance subsidiary. If these funds are repatriated to our U.S. holding company, we would at that time be subject to foreign currency risk as the value of the dividend, when converted into U.S. dollars, would be dependent upon the foreign exchange rate at the time of conversion.

We are also exposed to foreign currency risk related to certain foreign investment securities denominated in local currencies and U.S. dollar denominated debt issued by one of our U.K. subsidiaries. We use current and forward currency swaps and contracts to hedge or minimize the foreign exchange risk associated with these instruments.

See “Unum UK Segment” contained herein in Item 7 for further information concerning foreign currency translation and Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussions of derivative financial instrument activity.

Risk Management

We have an Enterprise Risk Management (ERM) program. Our ERM program strives to:

•	Identify, measure, mitigate as appropriate, and report on our risk positions and exposures, including notable risk events;
•	Provide an assessment of our material risks, including how they affect us, how individual risks interrelate, and how management addresses the risks;
•	Coordinate development of and compliance with risk appetite statements, including systematic limit monitoring;
•	Identify emerging risks and analyze how material future risks might impact us;
•	Practice strong risk management, including ensuring diversification across and within business units; and
•	Fulfill regulatory, rating agency, and governance objectives.

We employ a “pyramid” risk committee structure, beginning with Unum Group’s board of director committees and cascading down to business unit risk committees, to govern our ERM process and manage our risks in an integrated manner. Collectively, these committees are responsible for managing our strategic, market, credit, insurance, operational, capital and liquidity, and reputational risks.

Business unit risk committees for each of our three primary business units as well as our corporate function are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with established corporate risk tolerance levels. We manage insurance and operational risk at the business unit level, based on consistent principles and policies established at the corporate level. Internal quality controls are routinely monitored by the risk committees. Market and credit risk are jointly managed by our investment committee, which is also responsible for monitoring our investment risk appetite and ratifying investment transactions. Capital and liquidity risk is under the purview of the capital management committee, which is responsible for planning and monitoring capital allocation, financing, liquidity, and solvency considerations. An executive risk management committee is responsible for overseeing our enterprise-wide risk management program that is managed by our chief risk officer. The executive management team is responsible for managing our strategic risk. We provide an ERM report to the audit committee of Unum Group’s board of directors on a regular basis.

We believe that by effectively executing against these objectives we will be better positioned to fulfill our corporate mission, improve and protect shareholder value, and reduce reputational risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 24, 2009

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2008	2007
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,407.6; $34,628.1)	$32,134.1	$35,814.7
Mortgage Loans	1,274.8	1,068.9
Policy Loans	2,753.8	2,617.7
Other Long-term Investments	520.1	232.1
Short-term Investments	1,183.1	1,486.8

Total Investments	37,865.9	41,220.2

Other Assets
Cash and Bank Deposits	49.9	199.1
Accounts and Premiums Receivable	1,784.8	1,914.7
Reinsurance Recoverable	4,974.2	5,160.0
Accrued Investment Income	605.6	592.3
Deferred Acquisition Costs	2,472.4	2,381.9
Goodwill	200.5	204.3
Property and Equipment	409.4	393.7
Deferred Income Tax	438.8	-
Other Assets	605.4	615.5
Separate Account Assets	10.5	20.2

Total Assets	$49,417.4	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2008	2007
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,769.5	$1,979.7
Reserves for Future Policy and Contract Benefits	34,581.5	35,828.0
Unearned Premiums	463.9	523.1
Other Policyholders’ Funds	1,675.6	1,821.2
Income Tax Payable	115.5	148.6
Deferred Income Tax	-	251.7
Short-term Debt	190.5	175.0
Long-term Debt	2,259.4	2,515.2
Other Liabilities	1,953.1	1,399.3
Separate Account Liabilities	10.5	20.2

Total Liabilities	43,019.5	44,662.0

Commitments and Contingent Liabilities - Note 14

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 362,949,412 and 362,844,570 shares	36.3	36.3
Additional Paid-in Capital	2,546.9	2,516.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Securities	(832.6)	356.1
Net Gain on Cash Flow Hedges	458.5	182.5
Foreign Currency Translation Adjustment	(177.6)	123.4
Unrecognized Pension and Postretirement Benefit Costs	(406.5)	(198.5)
Retained Earnings	5,527.1	5,077.4
Treasury Stock - at cost: 31,829,067 and 1,951,095 shares	(754.2)	(54.2)

Total Stockholders’ Equity	6,397.9	8,039.9

Total Liabilities and Stockholders’ Equity	$49,417.4	$52,701.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,783.3	$7,901.1	$7,948.2
Net Investment Income	2,389.0	2,409.9	2,320.6
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2
Other Income	275.9	274.1	264.3

Total Revenue	9,982.3	10,519.9	10,535.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,626.4	6,988.2	7,577.2
Commissions	853.3	841.1	819.0
Interest and Debt Expense	156.7	241.9	217.6
Deferral of Acquisition Costs	(590.9)	(556.3)	(528.2)
Amortization of Deferred Acquisition Costs	519.1	480.4	478.6
Compensation Expense	772.6	722.4	680.5
Other Expenses	821.1	805.0	825.2

Total Benefits and Expenses	9,158.3	9,522.7	10,069.9

Income from Continuing Operations Before Income Tax	824.0	997.2	465.4

Income Tax (Benefit)
Current	340.9	264.2	150.5
Deferred	(70.1)	60.6	(88.7)

Total Income Tax	270.8	324.8	61.8

Income from Continuing Operations	553.2	672.4	403.6

Discontinued Operations - Note 2
Income Before Income Tax	-	17.8	13.2
Income Tax	-	10.9	5.8

Income from Discontinued Operations	-	6.9	7.4

Net Income	$553.2	$679.3	$411.0

Earnings Per Common Share
Basic
Income from Continuing Operations	$1.62	$1.90	$1.25
Net Income	$1.62	$1.92	$1.27
Assuming Dilution
Income from Continuing Operations	$1.62	$1.89	$1.21
Net Income	$1.62	$1.91	$1.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.3	$34.4	$30.1
Common Stock Activity	-	1.9	4.3

Balance at End of Year	36.3	36.3	34.4

Additional Paid-in Capital
Balance at Beginning of Year	2,516.9	2,200.0	1,627.9
Common Stock Activity	30.0	316.9	585.9
Cumulative Effect of Accounting Principle Change - Note 1	-	-	(13.8)

Balance at End of Year	2,546.9	2,516.9	2,200.0

Accumulated Other Comprehensive Income
Balance at Beginning of Year	463.5	612.8	1,163.5
Change During Year	(1,421.7)	(149.3)	(466.6)
Cumulative Effect of Accounting Principle Change - Note 1	-	-	(84.1)

Balance at End of Year	(958.2)	463.5	612.8

Retained Earnings
Balance at Beginning of Year	5,077.4	4,925.8	4,610.4
Net Income	553.2	679.3	411.0
Dividends to Stockholders ($0.30 per common share)	(103.5)	(105.2)	(95.6)
Cumulative Effect of Accounting Principle Changes - Note 1	-	(422.5)	-

Balance at End of Year	5,527.1	5,077.4	4,925.8

Treasury Stock
Balance at Beginning of Year	(54.2)	(54.2)	(54.2)
Purchases of Treasury Stock	(700.0)	-	-

Balance at End of Year	(754.2)	(54.2)	(54.2)

Deferred Compensation
Balance at Beginning of Year	-	-	(13.8)
Cumulative Effect of Accounting Principle Change - Note 1	-	-	13.8

Balance at End of Year	-	-	-

Total Stockholders’ Equity at End of Year	$6,397.9	$8,039.9	$7,718.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$553.2	$679.3	$411.0
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	77.2	235.5	65.2
Change in Deferred Acquisition Costs	(71.8)	(75.9)	(49.6)
Change in Insurance Reserves and Liabilities	717.5	887.2	1,440.5
Change in Income Tax Liabilities	(84.3)	114.8	(67.4)
Change in Other Accrued Liabilities	(93.5)	(119.8)	(120.8)
Non-cash Adjustments to Net Investment Income	(306.7)	(363.6)	(370.0)
Net Realized Investment (Gain) Loss	465.9	65.2	(2.2)
Depreciation	68.8	66.2	72.5
Cash Received from Reinsurance Recapture	-	211.4	-
Other, Net	(0.2)	50.0	52.7

Net Cash Provided by Operating Activities	1,326.1	1,750.3	1,431.9

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	2,066.1	2,179.3	1,990.5
Proceeds from Maturities of Available-for-Sale Securities	1,288.0	1,171.4	1,364.0
Proceeds from Sales and Maturities of Other Investments	205.6	312.9	323.3
Purchase of Available-for-Sale Securities	(4,083.7)	(4,205.2)	(4,050.2)
Purchase of Other Investments	(291.2)	(488.8)	(561.0)
Net Sales (Purchases) of Short-term Investments	432.8	(836.2)	(225.4)
Acquisition of Business	48.8	-	-
Disposition of Business	-	98.8	-
Other, Net	(91.1)	(87.2)	(63.2)

Net Cash Used by Investing Activities	(424.7)	(1,855.0)	(1,222.0)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(10.2)	(5.7)	(7.2)
Net Short-term Debt Repayments	(134.5)	-	-
Issuance of Long-term Debt	-	800.0	130.0
Long-term Debt Repayments	(105.9)	(769.5)	(732.0)
Cost Related to Early Retirement of Debt	(0.4)	(34.2)	(17.9)
Issuance of Common Stock	4.4	307.8	580.0
Dividends Paid to Stockholders	(103.5)	(105.2)	(95.6)
Purchases of Treasury Stock	(700.0)	-	-
Other, Net	0.6	(12.0)	(14.3)

Net Cash Provided (Used) by Financing Activities	(1,049.5)	181.2	(157.0)

Effect of Foreign Exchange Rate Changes on Cash	(1.1)	1.3	1.3

Net Increase (Decrease) in Cash and Bank Deposits	(149.2)	77.8	54.2

Cash and Bank Deposits at Beginning of Year	199.1	121.3	67.1

Cash and Bank Deposits at End of Year	$49.9	$199.1	$121.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Net Income	$553.2	$679.3	$411.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax benefit of $1,274.2; $134.6; $323.3)	(2,394.5)	(248.8)	(613.0)
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $59.5; $0.2; $(0.3))	114.8	0.3	(0.6)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $139.0; $(6.0); $(39.8))	276.0	(11.7)	(79.1)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense of $578.1; $34.0; $50.5)	1,091.0	69.8	107.7
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $0.3)	(301.0)	7.4	93.6
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(112.4); $16.7; $11.3)	(208.0)	33.7	24.8

Total Other Comprehensive Loss	(1,421.7)	(149.3)	(466.6)

Comprehensive Income (Loss)	$(868.5)	$530.0	$(55.6)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 15). Intercompany transactions have been eliminated.

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability - Closed Block segment and the Corporate and Other segment. See Note 13 for further discussion of our operating segments.

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

Investments: Investments are reported in our consolidated balance sheets as follows:

Fixed Maturity Securities, which include bonds and redeemable preferred stocks classified as available-for-sale, are reported at fair value. Interest income is recorded as part of net investment income when earned, using an effective yield method giving effect to amortization of premium and accretion of discount. Payment terms specified for fixed maturity securities may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

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

Fixed maturity securities not bought and held for the purpose of selling in the near term but for which we do not have the positive intent and ability to hold to maturity are classified as available-for-sale. Changes in the fair value of available-for-sale fixed maturity securities are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

Mortgage Loans are generally carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

Policy Loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Included in policy loans are $2,555.6 million and $2,422.0 million of policy loans ceded to reinsurers at December 31, 2008 and 2007, respectively.

Other Long-term Investments are comprised primarily of freestanding derivatives with a net positive fair value and private equity fund limited partnerships. For determining whether the fair value of freestanding derivatives is a net positive, the derivatives are grouped by counterparty for which a master netting agreement has been executed. Private equity fund limited partnerships are generally carried at cost plus our share of changes in the investee’s ownership equity since acquisition.

Short-term Investments are carried at cost. Short-term investments include investments maturing within one year, such as corporate commercial paper and U.S. Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest.

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

Cash and Bank Deposits: Cash and bank deposits include cash on hand and non-interest bearing cash and deposit accounts.

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

Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Adjustments are made each year to reflect actual experience for assumptions which deviate significantly compared to anticipated experience.

Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions, principally on group contracts, that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy that was replaced are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for deferred acquisition costs.

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

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment during the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair values of the reporting units are determined using discounted cash flow models. The critical estimates necessary in determining fair value are projected earnings and the discount rate. We set our discount rate assumption based on an expected risk adjusted cost of capital. If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $563.7 million and $539.8 million as of December 31, 2008 and 2007, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in the consolidated balance sheets, was $50.5 million and $71.2 million at December 31, 2008 and 2007, respectively. The accumulated amortization for value of business acquired was $92.2 million and $110.9 million as of December 31, 2008 and 2007, respectively. The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.8 million, $7.9 million, and $8.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Deferred Gain or Loss on Reinsurance: Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2008 and 2007 was $150.0 million and $177.8 million, respectively.

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

Treasury Stock: Treasury stock is reflected as a reduction of stockholders’ equity at cost.

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

Premium Tax Expense: Premium tax expense is included in other operating expenses in the consolidated statements of income. For the years ended December 31, 2008, 2007, and 2006, premium tax expense was $133.2 million, $130.8 million, and $140.5 million, respectively.

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet date. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The PFA was $391.2 million and $362.0 million at December 31, 2008 and 2007, respectively, and represented approximately 0.8 and 0.7 percent of consolidated assets and 0.8 percent of consolidated liabilities at December 31, 2008 and 2007, respectively.

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

Effective December 31, 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position No. EITF 99-20-1, (FSP EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The adoption of FSP EITF 99-20-1 did not have a material effect on our financial position or results of operations.

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

Effective January 1, 2006, we adopted the provisions of FASB Staff Position No. FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses. The adoption of FSP 115-1 did not have a material effect on our financial position or results of operations.

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

Accounting Pronouncements Outstanding:

Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, was issued in March 2008. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 will amend our disclosures but will have no effect on our financial position or results of operations.

FASB Staff Position No. FAS 132(R)-1, (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued December 30, 2008. This FSP amends Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will amend our disclosures but will have no effect on our financial position or results of operations.

Note 2 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale, which is included in income from discontinued operations in our statements of income. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arms-length transaction. Intercompany amounts paid to GENEX for these types of services were $2.3 million for the two months ended February 28, 2007 and $15.4 million for the year ended December 31, 2006. The cost of these services is not significant to our results of operations.

The results of GENEX are reported as discontinued operations and excluded from segment results for all applicable periods. Selected results for GENEX are as follows:

	Year Ended December 31
	2007	2006
	(in millions of dollars, except share data)
Total Revenue	$47.2	$183.5

Income Per Common Share
Basic	$0.02	$0.02
Assuming Dilution	$0.02	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments

We use the following methods and assumptions in estimating the fair values of our financial instruments:

Fixed Maturity Securities: Fair values are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are generally estimated using values obtained from independent pricing services. For certain private placements, fair values are estimated using internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability. Additionally, we obtain prices from independent third-party brokers to establish valuations for certain of these securities. See Note 4 for further discussion of fair value measurements.

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,555.6 million and $2,422.0 million as of December 31, 2008 and 2007, respectively, are reported on a gross basis in the consolidated balance sheets and approximate fair value.

Other Long-term Investments: Fair values for derivatives other than DIG Issue B36 derivatives are based on market quotes or pricing models and represent the net amount of cash we would have received if the contracts had been settled or closed as of the last day of the year. We do not net any cash collateral received from our counterparties against the fair value of our derivative instruments. Carrying amounts approximate fair value for other long-term investments.

Policyholders’ Funds: Policyholders’ funds are comprised primarily of deferred annuity products and supplementary contracts without life contingencies. The carrying amounts approximate fair value.

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

Other Liabilities: Fair values for derivatives other than DIG Issue B36 derivatives are based on market quotes or pricing models and represent the net amount of cash we would have paid if the contracts had been settled or closed as of the last day of the year. Fair values for our DIG Issue B36 embedded derivative are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in the modified coinsurance arrangement.

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

	December 31
	(in millions of dollars)
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed Maturity Securities	$32,134.1	$32,134.1	$35,814.7	$35,814.7
Mortgage Loans	1,274.8	1,224.4	1,068.9	1,079.8
Policy Loans	2,753.8	2,811.0	2,617.7	2,650.7
Other Long-term Investments
Derivatives	381.8	381.8	109.2	109.2
Miscellaneous Long-term Investments	138.3	138.3	122.9	122.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$746.4	$746.4	$855.8	$855.8
Supplementary Contracts without Life Contingencies	402.5	402.5	411.5	411.5
Short-term Debt	190.5	188.9	175.0	175.3
Long-term Debt	2,259.4	1,677.4	2,515.2	2,673.8
Other Liabilities
Derivatives	79.4	79.4	200.4	200.4
DIG Issue B36 Embedded Derivative	360.5	360.5	68.8	68.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2008 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,591.9	$194.9	$62.6	$1,724.2
States, Municipalities, and Political Subdivisions	167.7	3.5	6.6	164.6
Foreign Governments	945.7	112.0	12.2	1,045.5
Public Utilities	5,896.2	105.1	593.9	5,407.4
Mortgage/Asset-Backed Securities	3,691.7	308.9	55.1	3,945.5
All Other Corporate Bonds	21,728.7	553.8	2,643.7	19,638.8
Redeemable Preferred Stocks	385.7	-	177.6	208.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$3,551.7	$32,134.1

	December 31, 2007 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$2,329.0	$133.5	$28.6	$2,433.9
States, Municipalities, and Political Subdivisions	40.4	0.9	-	41.3
Foreign Governments	1,086.4	116.2	6.4	1,196.2
Public Utilities	5,113.8	239.8	117.8	5,235.8
Mortgage/Asset-Backed Securities	4,006.8	237.6	6.9	4,237.5
All Other Corporate Bonds	21,653.3	1,152.9	521.0	22,285.2
Redeemable Preferred Stocks	398.4	17.7	31.3	384.8

Total Fixed Maturity Securities	$34,628.1	$1,898.6	$712.0	$35,814.7

Of the $3,551.7 million in gross unrealized losses on fixed maturity securities at December 31, 2008, $2,883.7 million, or 81.2 percent, are related to investment-grade fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

The gross unrealized loss on below-investment-grade fixed maturity securities was $668.0 million at December 31, 2008, or 18.8 percent, of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of December 31, 2008 and 2007.

	December 31, 2008 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$341.7	$29.1	$300.1	$33.5
States, Municipalities, and Political Subdivisions	87.7	5.2	3.6	1.4
Foreign Governments	325.8	12.0	11.4	0.2
Public Utilities	2,209.4	264.6	1,531.9	329.3
Mortgage/Asset-Backed Securities	124.7	14.2	221.4	40.9
All Other Corporate Bonds	7,805.8	1,081.0	5,461.6	1,562.7
Redeemable Preferred Stocks	102.1	62.6	103.7	115.0

Total	$10,997.2	$1,468.7	$7,633.7	$2,083.0

	December 31, 2007 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Description
United States Government and Government Agencies and Authorities	$-	$-	$840.4	$28.6
Foreign Governments	128.8	1.9	337.2	4.5
Public Utilities	983.7	26.0	1,521.1	91.9
Mortgage/Asset-Backed Securities	218.7	1.7	270.1	5.2
All Other Corporate Bonds	3,245.0	125.8	6,273.2	395.1
Redeemable Preferred Stocks	91.7	8.1	106.5	23.2

Total	$4,667.9	$163.5	$9,348.5	$548.5

As of December 31, 2008, we held 644 individual investment-grade fixed maturity securities and 125 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 342 investment-grade fixed maturity securities and 68 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

	December 31, 2008
	(in millions of dollars)
	Amortized Cost	Fair Value

Available-for-Sale Securities
1 year or less	$365.8	$367.4
Over 1 year through 5 years	3,889.9	3,752.8
Over 5 years through 10 years	9,232.0	8,225.5
Over 10 years	17,228.2	15,842.9

	30,715.9	28,188.6
Mortgage/Asset-Backed Securities	3,691.7	3,945.5

Total	$34,407.6	$32,134.1

At December 31, 2008, the total investment in below-investment-grade fixed maturity securities was $1,633.9 million or 4.6 percent of the fair value of invested assets excluding ceded policy loans. The amortized cost of these securities was $2,300.6 million.

We are the sole beneficiary of two special purpose entities which support our investment objectives and which are consolidated under the provisions of Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. One of these entities is a trust holding forward contracts to purchase unrelated equity securities. This trust also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. We have not previously provided financial or other support to this trust and do not anticipate any need to do so in the future. The fair values of the underlying forward and swap contracts equaled $50.3 million as of December 31, 2008, and are reported as fixed maturity securities in the consolidated balance sheets.

The second entity is a trust containing a highly rated bond for principal protection, non-redeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

the time it was established. The purpose of this trust is to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. At December 31, 2008, we had commitments to fund approximately $1.9 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships was $0.6 million in 2006 and de minimis during 2008 and 2007. The fair values of the bond, non-redeemable preferred stock, and partnerships were $85.6 million, $0.6 million, and $13.7 million, respectively, as of December 31, 2008. The bonds are reported as fixed maturity securities, and the non-redeemable preferred stock and partnerships are reported as other long-term investments in the consolidated balance sheets.

We have a significant investment in, but are not the primary beneficiary of, a special purpose entity which is a collateralized bond obligation asset trust (CBO) in which we hold interests in several of the tranches and for which we act as investment manager of the underlying securities. We issued the CBO in 1998, and its purpose is to securitize high yield bonds and earn a spread over the cost of the funds from the different tranches issued. In determining whether we are the primary beneficiary under the consolidation requirements of FIN 46(R), we projected the expected cash flows generated by the underlying assets in the trust using various interest rate and credit quality assumptions and assigned the projected cash flows to the various beneficiaries of the trust in accordance with the legal terms set forth by the trust agreement. Based on our analysis, we determined that we were not the primary beneficiary as we would not absorb the majority of the trust’s expected losses or receive the majority of its expected residual gains. The outstanding balance of all tranches at December 31, 2008 was $75.7 million, $39.1 million of which is held by third parties with no recourse against us. We provide no financial or other support to the trust, other than acting as investment manager of the underlying securities. The total fair value of the underlying securities in the CBO was $5.5 million at December 31, 2008. The fair value of our investment in the CBO, and therefore our maximum exposure to loss, was $2.5 million at December 31, 2008. This investment is reported as a fixed maturity security in the consolidated balance sheets.

At December 31, 2008, we had commitments of approximately $35.9 million to fund certain of our private placement securities. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the securities.

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At December 31, 2008, the carrying value of fixed maturity securities posted as collateral to third parties under these programs was $80.6 million. See Note 5 for discussion of collateral posted to our derivatives counterparties.

Mortgage Loans

At December 31, 2008, mortgage loans were collateralized by office buildings (39.8 percent), industrial buildings (30.5 percent), retail stores (17.6 percent), and other properties (12.1 percent). Our mortgage loan portfolio is geographically dispersed within the United States, with the largest concentrations in California (13.2 percent) and Pennsylvania (11.5 percent).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

Mortgage loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2008, impaired mortgage loans totaled $5.2 million. We had no impaired mortgage loans at December 31, 2007 and no valuation allowance for mortgage loans at December 31, 2008 or 2007. We had deductions of $0.5 million and increases of $0.5 million to the allowance for mortgage loans during 2007 and 2006, respectively.

At December 31, 2008, we had commitments of approximately $4.1 million for commercial mortgage loan originations. The funds will be due at closing of the mortgage loans.

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Fixed Maturity Securities	$2,277.0	$2,297.4	$2,234.5
Derivative Financial Instruments	15.1	17.8	27.5
Mortgage Loans	72.0	64.3	54.6
Policy Loans	13.0	12.7	12.6
Other Long-term Investments	15.5	7.3	9.4
Short-term Investments	40.7	49.5	21.0

Gross Investment Income	2,433.3	2,449.0	2,359.6
Less Investment Expenses	25.8	17.0	21.0
Less Investment Income on PFA Assets	18.5	22.1	18.0

Net Investment Income	$2,389.0	$2,409.9	$2,320.6

Realized Investment Gain and Loss

Realized investment gains (losses) are as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Fixed Maturity Securities
Gross Gains	$64.9	$56.0	$68.3
Gross Losses	(231.9)	(82.8)	(71.1)
Mortgage Loans and Other Invested Assets	(5.3)	19.0	10.3
Change in Fair Value of DIG Issue B36 Derivative	(291.7)	(57.3)	(5.3)
Derivatives other than DIG Issue B36	(1.9)	(0.1)	-

Realized Investment Gain (Loss)	$(465.9)	$(65.2)	$2.2

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

Definition of Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. The exit price objective applies regardless of a reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is an indicative price or a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in appropriate circumstances, provide a more appropriate fair value. During 2008, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2007. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include indicative broker prices and prices obtained from external pricing services. At December 31, 2008, approximately 87.6 percent of our fixed maturity securities were valued based on active trades and/or broker quotes or prices obtained from pricing services that generally use observable inputs in their valuation techniques, with no additional adjustments to the prices. These assets were classified as either Level 1 or Level 2, with the categorization dependent on whether the price was for an actual representative sale, for identical assets actively traded, and/or the quote binding or non-binding. We generally obtain, on average, one quote per financial instrument. We review the prices obtained to ensure they are consistent with a variety of observable market inputs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the quoted or indicated price, as well as the change in price from quarter to quarter, are valid.

On selected securities where there is not an indicated price or where we cannot validate the price, some combination of market inputs may be used to determine a price using a pricing matrix, or we may use pricing inputs from a comparable security. At December 31, 2008, we valued approximately 9.8 percent of our fixed maturity securities using this method. These assets were classified as Level 2. The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of valuation at the time of pricing. Changes to inputs in valuations are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

The categorization of fair value measurements, by input level, is as follows:

	December 31, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Fixed Maturity Securities	$3,026.0	$28,362.6	$745.5	$32,134.1
Other Long-term Investments
Derivatives other than DIG Issue B36	-	381.8	-	381.8
Miscellaneous Long-term Investments	33.6	0.5	1.5	35.6

Liabilities
Other Liabilities
Derivatives other than DIG Issue B36	$-	$79.4	$-	$79.4
DIG Issue B36 Embedded Derivative	-	-	360.5	360.5

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008 are as follows:

	Fixed Maturity Securities	DIG Issue B36 Derivative	Other Long-term Investments	Total
	(in millions of dollars)

Balance at January 1, 2008	$421.0	$(68.8)	$1.5	$353.7

Total Realized and Unrealized Gains (Losses)
Included in Earnings	(2.3)	(291.7)	(1.1)	(295.1)
Included in Other Comprehensive Income or Loss	(170.3)	-	0.1	(170.2)

Net Purchases and Sales	(15.5)	-	1.1	(14.4)

Level 3 Transfers
Into	672.6	-	-	672.6
Out of	(160.0)	-	(0.1)	(160.1)

Balance at December 31, 2008	$745.5	$(360.5)	$1.5	$386.5

Realized and unrealized investment gains and losses presented in the preceding table represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to the lack of an active and orderly market, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. The amount of losses for the year ended December 31, 2008 which is included in earnings and is attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at December 31, 2008 was $291.7 million. This amount relates entirely to the change in fair value of an embedded derivative associated with a modified coinsurance arrangement which is reported as realized investment gains and losses, as required under DIG Issue B36.

Note 5 - Derivative Financial Instruments

We use swaps, forwards, and options to hedge interest rate and currency risks and to match assets with our insurance liabilities.

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

We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives’ fair values. If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regards to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $37.7 million at December 31, 2008. As of December 31, 2008, we held cash collateral of $174.3 million from our counterparties. This unrestricted cash collateral is included in short-term investments and the associated obligation to return the collateral to our counterparties is included in other liabilities in the consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $107.9 million at December 31, 2008.

During 2008, we terminated certain of our outstanding derivatives when the credit ratings of the counterparty fell below our internal investment policy guidelines. At the time of termination, the contracts were in a loss position of $39.1 million. Consistent with our collateralization agreement, we had previously posted securities as collateral. As of December 31, 2008, these securities, which had a fair value of $47.6 million, had not been returned to us by the counterparty. As a result, we had not paid the termination amount due to the counterparty. The amount payable to the counterparty is included in other liabilities in our consolidated balance sheets. We believe we will ultimately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

receive the value of our collateral, net of the termination amount owed, although the timing of the resolution is uncertain.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total

	(in millions of dollars)

Balance at December 31, 2005	$-	$1,090.4	$2,760.0	$408.1	$348.0	$4,606.5
Additions	-	-	1,860.0	109.8	170.0	2,139.8
Terminations	-	64.2	2,435.0	125.0	348.0	2,972.2

Balance at December 31, 2006	-	1,026.2	2,185.0	392.9	170.0	3,774.1
Additions	-	-	407.5	179.5	230.0	817.0
Terminations	-	80.6	947.5	257.3	320.0	1,605.4

Balance at December 31, 2007	-	945.6	1,645.0	315.1	80.0	2,985.7
Additions	174.0	224.0	742.0	35.0	-	1,175.0
Terminations	-	237.8	1,227.0	83.8	80.0	1,628.6

Balance at December 31, 2008	$174.0	$931.8	$1,160.0	$266.3	$-	$2,532.1

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding at December 31, 2008, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$380.0	$240.0	$205.0	$185.0	$150.0	$1,160.0
Weighted Average Receive Rate	5.34%	5.67%	5.87%	6.49%	6.34%	5.81%
Weighted Average Pay Rate	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%

Our freestanding derivatives all qualify as hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and have been designated as either cash flow hedges or fair value hedges.

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. The purpose of these hedges is to lock in the reinvestment rates on future anticipated cash flows through the year 2013 and protect us from the potential adverse impact of declining interest rates on the associated policy reserves. We plan on terminating these forward interest rate swaps and forward contracts at the time the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

projected cash flows are used to purchase fixed income securities. As of December 31, 2008 and 2007, we had $1,160.0 million and $1,645.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

As of December 31, 2008 and 2007, we had $634.9 million and $612.1 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of December 31, 2008 and 2007, we had $296.9 million and $333.5 million, respectively, notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

As of December 31, 2007, we had $80.0 million notional amount of open options on forward interest rate swaps to lock in a reinvestment rate floor for the reinvestment of cash flows, through the year 2008, from renewals on policies with a one to two year minimum premium rate guarantee. We did not have any options outstanding at December 31, 2008.

We have invested in certain structured fixed maturity securities that contain embedded derivatives with a notional amount of $50.0 and $98.8 million as of December 31, 2008 and 2007, respectively. These embedded derivatives represent forward contracts and are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities in the year 2022.

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

During the years ended December 31, 2008, 2007, and 2006, we recognized net gains of $82.5 million, $26.0 million, and $183.6 million, respectively, on the termination of cash flow hedges and reported $84.4 million, $26.1 million, and $183.6 million, respectively, in other comprehensive income (loss). During the years ended December 31, 2008 and 2007, we reported a net loss of $1.9 million and $0.1 million as a component of realized investment gains and losses, respectively. We amortized $20.3 million, $20.2 million, and $30.0 million of net deferred gains into net investment income during 2008, 2007, and 2006, respectively. The estimated amount of net deferred gains to be amortized into operating earnings during 2009 is $21.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

For the year ended December 31, 2008, there was no material ineffectiveness related to our cash flow hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. During 2008, we recognized credit impairment losses of $2.5 million as a result of the termination of swap contracts resulting from changes in the credit ratings of the counterparty such that the contract was no longer within our internal investment policy guidelines. During 2008 and 2007, we reclassified $0.6 million of net gains and $0.1 million of net losses, respectively, into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated.

Fair Value Hedges

During 2008, we entered into $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert our fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. These swaps were designated as fair value hedges under SFAS 133. As such, changes in the fair value of the derivatives, as well as the offsetting change in fair value on the hedged securities attributable to the risk being hedged, are reported as realized investment gains and losses during the period of change in fair value. We did not have any ineffectiveness with these hedges during 2008. No component of our derivatives gain or loss was excluded in the assessment of hedge effectiveness. There were no instances in which we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

DIG Issue B36 Derivative

We also have an embedded derivative in a modified coinsurance contract recognized under DIG Issue B36. DIG Issue B36 requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Due to the change in fair value of this embedded derivative, we recognized $291.7 million, $57.3 million, and $5.3 million of net realized investment losses during 2008, 2007, and 2006, respectively. The fair value of this embedded derivative was $(360.5) million and $(68.8) million at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2008	2007	2006
	(in millions of dollars)

Balance at January 1	$24,790.0	$24,324.4	$23,047.7
Less Reinsurance Recoverable	2,249.8	2,257.3	2,267.3

Net Balance at January 1	22,540.2	22,067.1	20,780.4

Acquisition or Recapture of Business - Note 12	44.2	204.3	-

Incurred Related to
Current Year	4,569.4	4,836.9	5,204.4
Prior Years
Interest	1,281.2	1,199.9	1,149.5
Incurred for Claim Reassessment Process	-	65.8	396.4
All Other Incurred	144.7	174.3	228.5
Foreign Currency	(697.0)	33.7	292.2

Total Incurred	5,298.3	6,310.6	7,271.0

Paid Related to
Current Year	(1,412.8)	(1,460.5)	(1,597.5)
Prior Years	(4,277.2)	(4,581.3)	(4,386.8)

Total Paid	(5,690.0)	(6,041.8)	(5,984.3)

Net Balance at December 31	22,192.7	22,540.2	22,067.1
Plus Reinsurance Recoverable	2,226.3	2,249.8	2,257.3

Balance at December 31	$24,419.0	$24,790.0	$24,324.4

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at our average reserve discount rate used during 2008, 2007, and 2006.

Our “Incurred Related to Prior Years” for 2007 and 2006 includes adjustments to reserves for our claim reassessment process. We entered into settlement agreements with various state insurance regulators during 2004 and 2005. In connection with these settlement agreements, we increased our disability claim reserves $396.4 million and $65.8 million in 2006 and 2007, respectively, to reflect our revised estimate for costs associated with the claim reassessment process. “Paid Related to Prior Years” includes $248.0 million and $154.9 million in 2007 and 2006, respectively, for these reserve charges.

“Incurred Related to Prior Years – All Other Incurred” year over year volatility relates primarily to the recent variability in our claim resolution rate experience. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During the years 2006 to 2008, we improved the operating effectiveness of our Unum US and Individual Disability – Closed Block segment claims management performance. During this time period, we gained more stability in our claims management performance, and our claim resolution rates for Unum US and Individual Disability – Closed Block trended towards consistency with our long-term assumptions. The decrease in 2008 relative to 2007 relates primarily to an increased rate of claim recoveries for our group long-term disability lines of business in Unum US and Unum UK. Our claim resolution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in the consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2008	2007	2006
	(in millions of dollars)

Policy and Contract Benefits	$1,769.5	$1,979.7	$2,220.4
Reserves for Future Policy and Contract Benefits	34,581.5	35,828.0	35,689.4

Total	36,351.0	37,807.7	37,909.8
Less:
Life Reserves for Future Policy and Contract Benefits	7,128.4	6,937.2	7,753.1
Accident and Health Active Life Reserves	5,606.7	5,221.2	4,869.2
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	(803.1)	859.3	963.1

Liability for Unpaid Claims and Claim Adjustment Expenses	$24,419.0	$24,790.0	$24,324.4

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Changes in these adjustments are reported as a component of other comprehensive income or loss.

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Income from Continuing Operations	$270.8	$324.8	$61.8
Income from Discontinued Operations	-	10.9	5.8
Stockholders’ Equity - Additional Paid-in Capital Stock-Based Compensation	(0.6)	(5.8)	-
Stockholders’ Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities	(636.6)	(100.4)	(273.1)
Change in Net Gain on Cash Flow Hedges	139.0	(6.0)	(39.8)
Change in Foreign Currency Translation Adjustment	-	-	(0.3)
Change in Unrecognized Pension and Postretirement Benefit Costs	(112.4)	16.7	11.3
Adjustment to Adopt SFAS 158	-	-	(40.3)
Stockholders’ Equity - Retained Earnings
Adjustment to Adopt SOP 05-1	-	(232.9)	-
Adjustment to Adopt FIN 48	-	(22.7)	-

Total Income Tax Benefit	$(339.8)	$(15.4)	$(274.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

A reconciliation of the income tax expense (benefit) attributable to income from continuing operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in the consolidated statements of income, is as follows:

	Year Ended December 31
	2008	2007	2006

Statutory Income Tax	35.0%	35.0%	35.0%
Prior Year Taxes and Interest	0.6	(0.2)	(2.1)
Tax-exempt Investment Income	(1.0)	(1.0)	(1.6)
Foreign Net Operating Losses	-	0.1	(17.9)
Other Foreign Items	(2.0)	(1.3)	(0.9)
Other Items, Net	0.3	-	0.8

Effective Tax	32.9%	32.6%	13.3%

Our deferred income tax assets and liabilities consist of the following:

	December 31
	2008	2007
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$297.9	$284.9
Invested Assets	-	62.1
Other	99.5	84.0

Gross Deferred Tax Liability	397.4	431.0

Deferred Tax Asset
Invested Assets	561.4	-
Employee Benefits	233.4	148.3
Other	45.5	36.6

Gross Deferred Tax Asset	840.3	184.9
Less Valuation Allowance	4.1	5.6

Net Deferred Tax Asset	836.2	179.3

Total Net Deferred Tax (Asset) Liability	$(438.8)	$251.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)
Income Before Tax
United States - Federal	$531.3	$703.9	$249.0
Foreign	292.7	311.1	229.6

Total	$824.0	$1,015.0	$478.6

Current Tax Expense
United States - Federal	$297.2	$214.0	$110.2
Foreign	43.7	72.9	43.9

Total	340.9	286.9	154.1

Deferred Tax Expense (Benefit)
United States - Federal	(106.2)	38.6	(21.3)
Foreign	36.1	10.2	(65.2)

Total	(70.1)	48.8	(86.5)

Total Income Tax Expense	$270.8	$335.7	$67.6

During 2007, the U.K. enacted a tax rate decrease from 30 percent to 28 percent. The tax benefit recognized in operations as a result of this decrease was $1.7 million. We consider the unremitted earnings of our foreign operations to be permanently invested. The determination of a tax liability related to these earnings is not practical.

The cumulative effect of applying the provisions of FIN 48 as of January 1, 2007 resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets. Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2008	2007
	(in millions of dollars)
Balance at Beginning of Year	$161.0	$67.4
Tax Positions Related to Current Year
Additions	-	104.6
Subtractions	-	(4.8)
Tax Positions Related to Prior Years
Additions	0.3	4.4
Subtractions	(11.5)	(10.6)

Balance at End of Year	149.8	161.0
Less Tax Attributable to Temporary Items Included Above	(134.6)	(145.8)

Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$15.2	$15.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Included at January 1, 2007 are unrecognized tax benefits of approximately $19.2 million that, if recognized, would impact our effective tax rate. Included in the balance at December 31, 2008 and 2007 are $134.6 million and $145.8 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest expense and penalties related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of accrued interest and penalties in the consolidated balance sheets as of December 31, 2008 and 2007 are $13.4 million and $7.5 million, respectively. We recognized interest expense and penalties related to unrecognized tax expense in our consolidated statements of income of $5.9 million and $2.0 million during 2008 and 2007, respectively. We had no changes to uncertain tax positions as a result of settlements or lapses in statutes of limitations during 2008 or 2007. We do not expect a significant change in our existing liability for unrecognized tax benefits during the next 12 months.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2005 and 2006. During 2008, the IRS completed its examination of tax years 2002 through 2004 and issued its revenue agent’s report (RAR). We filed a protest to the RAR with respect to all significant adverse proposed adjustments and expect an appeal to be heard by the IRS during 2009 on all outstanding issues for years 1999 through 2004.

Tax years subsequent to 2006 remain subject to examination by tax authorities in the U.S. and in major foreign jurisdictions. We believe sufficient provision has been made for all proposed and potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of income tax matters could produce quarterly volatility in our results of operations in future periods.

Included in 2008 operating results is a refund of interest of $7.6 million before tax and $4.9 million after tax primarily attributable to tax years 1986 through 1996.

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

As of December 31, 2008, we had no net operating loss carryforward in the U.S. and $4.1 million net operating loss carryforwards in foreign jurisdictions for which a full valuation allowance has been established because, in our judgment, we will most likely not realize a tax benefit for these losses. The $1.5 million decrease from 2007 in the valuation allowance is due primarily to utilization of loss carryforwards during 2008 as well as the fluctuation in the British pound sterling to dollar exchange rate.

Total income taxes paid during 2008, 2007, and 2006 were $369.0 million, $189.9 million, and $129.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2008	2007
	(in millions of dollars)

Senior Secured Notes, variable due 2037, callable at or above par	$740.7	$800.0
Senior Secured Notes, variable due 2036, callable at or above par	102.5	112.5
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	166.4	166.4
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 6.85%, due 2015, callable at or above par	296.7	333.2
Notes @ 7.625% due 2011, callable at or above par	225.1	225.1
Notes @ 5.859% due 2009	-	150.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Long-term Debt	2,259.4	2,515.2

Notes @ 5.859% due 2009	132.2	-
Notes @ 5.997% due 2008	-	175.0
Repurchase Agreements, Weighted Average @ 2.71% due 2009	58.3	-

Short-term Debt	190.5	175.0

Total	$2,449.9	$2,690.2

Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $190.5 million in 2009, $225.1 million in 2011, and $2,034.5 million in 2015 and thereafter.

Senior Secured Notes

In 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior, secured notes due 2037 (the Northwind notes) in a private offering. The Northwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.78%.

Northwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the Northwind notes will be dependent principally on its receipt of dividends from Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings. Northwind Re reinsured the risks attributable to specified individual disability insurance policies issued by or reinsured by Provident Life and Accident Insurance Company, Unum Life Insurance Company of America (Unum America), and The Paul Revere Life Insurance Company (collectively, the ceding insurers) pursuant to separate reinsurance agreements between Northwind Re and each of the ceding insurers. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings’ rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2008 the amount in the Northwind DSCA was $29.7 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture. During 2008, Northwind Holdings made principal payments of $59.3 million on the Northwind notes.

In 2006, Tailwind Holdings, LLC (Tailwind Holdings), a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 (the Tailwind notes) in a private offering. The Tailwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.35%.

Tailwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the Tailwind notes will be dependent principally on its receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. Tailwind Re reinsured Unum America’s liability with respect to certain specified long-term disability claims incurred between January 1, 1999 and December 31, 2001 that were in payment status on January 1, 2006 pursuant to a reinsurance agreement between Tailwind Re and Unum America. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured claims.

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that Tailwind Re is required to maintain in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings’ rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2008 the amount in the Tailwind DSCA was $9.4 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2008 and 2007, Tailwind Holdings made principal payments of $10.0 million and $17.5 million, respectively, on the Tailwind notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Unsecured Notes

In 2007, we purchased and retired $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $83.6 million of our outstanding 6.75% notes scheduled to mature in 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

In 2006, we purchased and retired $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

In 2008, 2007, and 2006, $36.6 million, $34.5 million, and $32.0 million, respectively, of the 6.85% senior debentures due 2015 were redeemed. These debentures were issued by UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, and are fully and unconditionally guaranteed by Unum Group.

Adjustable Conversion-Rate Equity Security Units

In 2004, Unum Group issued 12.0 million 8.25% adjustable conversion-rate equity security units (units) in a private offering for $300.0 million. We subsequently registered the privately placed securities for resale by the private investors. Each unit had a stated amount of $25 and consisted of (a) a contract pursuant to which the holder agrees to purchase, for $25, shares of Unum Group common stock on May 15, 2007 and which entitled the holder to contract adjustment payments at the annual rate of 3.165 percent, payable quarterly, and (b) a 1/40 or 2.5 percent ownership interest in a senior note issued by Unum Group due May 15, 2009 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 5.085 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2007, as stipulated by the terms of the original offering, and we reset the interest rate on $300.0 million of senior notes due May 15, 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

In 2003, Unum Group issued 23.0 million 8.25% adjustable conversion-rate equity security units (units) in a public offering for $575.0 million. Each unit had a stated amount of $25 and initially consisted of (a) a contract pursuant to which the holder agreed to purchase, for $25, shares of Unum Group common stock on May 15, 2006 and which entitled the holder to contract adjustment payments at the annual rate of 2.25 percent, payable quarterly, and (b) a 1/40, or 2.5 percent, ownership interest in a senior note issued by Unum Group due May 15, 2008 with a principal amount of $1,000, on which we paid interest at the initial annual rate of 6.00 percent, payable quarterly. The scheduled remarketing of the senior note element of these units occurred in February 2006, as stipulated by the terms of the original offering, and we reset the interest rate on $575.0 million of senior notes due May 15, 2008 to 5.997%. We purchased $400.0 million of the senior notes in the remarketing which were subsequently retired. Upon settlement of the common stock purchase contract in May 2006, we received proceeds of approximately $575.0 million and issued 43.3 million shares of common stock.

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities. In 2007 and 2006, $23.5 million and $50.0 million of these debentures were redeemed, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Short-term Debt

In 2008, we purchased and retired $17.8 million of our outstanding 5.859% notes and $175.0 million of our 5.997% notes.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2008, 2007, and 2006 was $157.3 million, $184.1 million, and $200.7 million, respectively.

The cost related to early retirement of debt during 2008, 2007, and 2006 decreased income approximately $0.4 million, $58.8 million, and $25.8 million, respectively, before tax, or $0.3 million, $38.3 million, and $16.9 million, respectively, after tax.

Credit Facility

In 2008, we entered into $250.0 million unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility has a 364 day tenor and a one year term out option. The facility provides for interest rates based on either the prime rate or LIBOR, as adjusted. Within this facility is a $100.0 million letter of credit sub-limit. At December 31, 2008, there were no amounts outstanding on the facility.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Note 9 - Pensions and Other Postretirement Benefits

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

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

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

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$904.8	$886.8	$187.9	$194.0	$189.4	$192.5
Service Cost	28.7	31.9	7.8	9.2	3.3	3.6
Interest Cost	58.2	54.2	10.3	9.7	11.5	11.0
Plan Participant Contributions	-	-	-	-	3.2	3.2
Actuarial (Gain) Loss	37.7	(44.1)	(28.8)	(7.8)	(0.9)	(7.0)
Benefits and Expenses Paid	(20.1)	(18.6)	(3.9)	(3.7)	(13.9)	(13.9)
Plan Amendments	-	1.2	-	-	-	-
Curtailment	-	(7.2)	-	-	-	-
Divestiture	-	-	-	(2.1)	-	-
Settlement	-	-	-	(15.1)	-	-
Special Termination Benefit Cost	-	0.6	-	-	-	-
Change in Foreign Exchange Rates	-	-	(46.3)	3.7	-	-

Benefit Obligation at End of Year	$1,009.3	$904.8	$127.0	$187.9	$192.6	$189.4

Accumulated Benefit Obligation at December 31	$952.2	$856.9	$110.8	$162.4	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$784.3	$658.5	$186.2	$184.3	$12.0	$12.0
Actual Return on Plan Assets	(239.7)	31.0	(25.2)	7.7	0.3	0.4
Employer Contributions	133.6	113.4	7.3	11.4	10.4	10.3
Plan Participant Contributions	-	-	-	-	3.2	3.2
Benefits and Expenses Paid	(20.1)	(18.6)	(3.9)	(3.7)	(13.9)	(13.9)
Divestiture	-	-	-	(1.9)	-	-
Settlement	-	-	-	(15.1)	-	-
Change in Foreign Exchange Rates	-	-	(44.3)	3.5	-	-

Fair Value of Plan Assets at End of Year	$658.1	$784.3	$120.1	$186.2	$12.0	$12.0

Unfunded Liability	$351.2	$120.5	$6.9	$1.7	$180.6	$177.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in the consolidated balance sheets for our pension and postretirement benefit plans at December 31, 2008 and 2007 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)

Current Pension Liability	$3.5	$3.3	$-	$-	$14.3	$13.5
Noncurrent Pension Liability	347.7	117.2	6.9	1.7	166.3	163.9

Unfunded Liability	$351.2	$120.5	$6.9	$1.7	$180.6	$177.4

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Loss	$(578.5)	$(255.2)	$(47.2)	$(55.4)	$(6.2)	$(6.7)
Prior Service Credit	1.4	3.6	-	-	8.5	11.9
Transition Asset	-	-	-	0.2	-	-

	(577.1)	(251.6)	(47.2)	(55.2)	2.3	5.2
Deferred Income Tax Asset (Liability)	203.1	89.7	13.2	15.2	(0.8)	(1.8)

Total Included in Accumulated Other Comprehensive Income (Loss)	$(374.0)	$(161.9)	$(34.0)	$(40.0)	$1.5	$3.4

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2008 and 2007.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
	(in millions of dollars)

Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(161.9)	$(188.4)	$(40.0)	$(45.3)	$3.4	$1.5
Net Actuarial Loss Amortization	13.9	19.2	2.3	3.0	-	-
Curtailment	-	7.2	-	-	-	-
All Other Changes	(337.2)	16.7	5.9	6.1	0.5	6.7
Prior Service Credit Amortization	(2.2)	(3.1)	-	-	(3.4)	(3.8)
All Other Changes	-	(1.6)	-	-	-	0.1
Transition Asset Amortization	-	-	(0.2)	(0.2)	-	-
All Other Changes	-	-	-	0.1	-	-
Change in Deferred Income Tax Asset (Liability)	113.4	(11.9)	(2.0)	(3.7)	1.0	(1.1)

Accumulated Other Comprehensive Income (Loss) at End of Year	$(374.0)	$(161.9)	$(34.0)	$(40.0)	$1.5	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

The weighted average asset allocations, by asset category, for our funded pension plans are as follows:

	U.S. Plans				Non U.S. Plans
	2008		2007		2008		2007
	Target	Actual	Target	Actual	Target	Actual	Target	Actual

Equity Securities	50-70%	59%	55 - 65%	58%	60%	57%	60%	56%
Fixed Income Securities	20-40	34	27 - 33	31	40	43	40	38
Other	5-15	7	8 - 12	11	-	-	-	6

Total		100%		100%		100%		100%

The investment portfolio for our U.S. pension plans contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, investment-grade and below-investment-grade fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, with approximately 57 percent in diversified growth assets including global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The remainder of the assets for our U.K. plan is predominantly invested in U.K. corporate bonds and index linked U.K. government bonds. Assets for life insurance benefits payable to certain former retirees covered under the postretirement benefits plan are invested primarily within life insurance contracts issued by one of our insurance subsidiaries. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Benefit Obligations
Discount Rate	6.40%	6.50%	6.40%	5.80%	6.10%	6.30%
Rate of Compensation Increase	4.70%	4.70%	5.10%	5.30%	-	-

Net Periodic Benefit Cost
Discount Rate	6.50%	5.90-6.10%	5.80%	5.10%	6.30%	5.90%
Expected Return on Plan Assets	7.50%	8.00%	6.90%	6.80%	5.75%	5.75%
Rate of Compensation Increase	4.70%	4.70%	5.30%	5.00%	-	-

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the projected cash flows for future benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

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

The expected return assumption for the life insurance reserve for the postretirement benefits plan was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.30 percent for both 2008 and 2007.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2008 and 2007, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 9.00 percent for benefits payable to retirees prior to Medicare eligibility and 9.80 percent for benefits payable to Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of the fifth year and remain at that level thereafter.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions of dollars)
Service Cost	$28.7	$31.9	$35.9	$7.8	$9.2	$8.4	$3.3	$3.6	$4.1
Interest Cost	58.2	54.2	48.4	10.3	9.7	8.0	11.5	11.0	10.1
Expected Return on Plan Assets	(59.7)	(58.5)	(44.0)	(12.0)	(12.2)	(10.6)	(0.7)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	13.9	19.2	22.4	2.3	3.0	2.3	-	-	-
Prior Service Credit	(2.2)	(3.1)	(3.1)	-	-	-	(3.4)	(3.8)	(3.8)
Transition Asset	-	-	-	(0.2)	(0.2)	(0.1)	-	-	-
Settlement Cost	-	-	-	-	0.3	-	-	-	-
Curtailment	-	0.2	-	-	-	0.2	-	-	-

Total	$38.9	$43.9	$59.6	$8.2	$9.8	$8.2	$10.7	$10.1	$9.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2008 would have increased (decreased) the service cost and interest cost by $0.6 million and $(0.5) million, respectively, and the postretirement benefit obligation by $6.7 million and $(5.8) million, respectively.

The unrecognized net actuarial loss, prior service credit, and transition asset included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2009 is $42.8 million before tax and $28.0 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for postretirement plans during 2009 is $2.9 million before tax and $1.9 million after tax.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Postretirement
Year	U.S. Plans	Non U.S. Plans	Benefits
	(in millions of dollars)

2009	$ 19.6	$ 3.6	$ 15.2
2010	22.0	4.1	16.1
2011	24.5	4.5	16.6
2012	28.3	5.0	16.9
2013	32.1	5.3	16.8
2014 - 2018	245.7	29.3	80.8

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for 2008 and 2007; however, we elected to make voluntary contributions of $130.0 million and $110.0 million, respectively. We expect to make a voluntary contribution of approximately $70.0 million to our U.S. qualified defined benefit pension plan in 2009, based on current pension funding law. The funding policy for the U.S. non-qualified defined benefit pension plan and postretirement plan is to contribute the amount of the benefit payments made during the year. We are required to contribute to our U.K. plan at the rate of at least 15.0 percent of employee salaries sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $7.3 million and $10.5 million in 2008 and 2007, respectively, or approximately £4.0 million and £5.3 million. We expect to make contributions of £3.5 million during 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stockholders’ Equity and Earnings Per Common Share

Common Stock

During 2007, Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock. In January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of Unum Group common stock. The remaining 9.8 million shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of approximately 0.9 million additional shares.

During August 2008, we repurchased approximately 12.5 million shares for $350.0 million, using an accelerated share repurchase agreement with terms similar to the earlier agreement. A 50 percent partial acceleration of the agreement, 6.25 million shares, occurred on October 7, 2008 and settled on October 10, 2008, with the price adjustment resulting in the delivery to us of approximately 1.0 million additional shares of Unum Group common stock. The remaining 6.25 million shares settled on October 14, 2008, with the price adjustment resulting in the delivery to us of approximately 1.0 million additional shares.

In total, we repurchased 29.9 million shares of Unum Group common stock under the share repurchase program. These shares are reflected as treasury stock in our consolidated balance sheets.

We settled the purchase contract element of the 2004 and 2003 units in May 2007 and 2006 by issuing 17.7 million and 43.3 million shares of common stock, respectively. See Note 8 for further discussion.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stockholders’ Equity and Earnings Per Common Share - Continued

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars, except share data)

Numerator
Net Income	$553.2	$679.3	$411.0

Denominator (000s)
Weighted Average Common Shares - Basic	341,022.8	352,969.1	324,654.9
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	-	1,673.0	8,153.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	537.5	1,134.4	1,553.8

Weighted Average Common Shares - Assuming Dilution	341,560.3	355,776.5	334,361.7

Net Income Per Common Share
Basic	$1.62	$1.92	$1.27
Assuming Dilution	$1.62	$1.91	$1.23

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units, as described in Note 8, or the exercise price of the stock options, the grant price of the nonvested stock awards, and/or the threshold stock price of performance restricted stock units, as described in Note 11.

The purchase contract element of the units issued in 2004 and 2003 had a threshold appreciation price of $16.95 per share and $13.27 per share, respectively. The outstanding stock options have exercise prices ranging from $12.23 to $58.56, the nonvested stock awards have grant prices ranging from $11.58 to $26.25, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 8.3 million, 6.2 million, and 8.2 million shares of common stock for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2007, up to 35.00 million shares of common stock are available for awards to our employees, officers, consultants, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. Each full value award, defined as any award other than a stock option or stock appreciation right, shall be counted as 2.7 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

The exercise price for stock options issued cannot be less than the fair market value of the underlying common stock as of the grant date. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2008, approximately 28.72 million shares were available for future grants.

Under the broad-based stock plan of 2002, up to 2.39 million shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in February 2004 for purposes of any further grants. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the broad-based stock plan of 2001, up to 2.00 million shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in December 2007 for purposes of any further grants, other than reload grants, for which 20,000 shares were available at December 31, 2008. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the stock plan of 1999, comprised of the Provident Companies, Inc. stock plan of 1999 and the UnumProvident Corporation stock plan of 1999, an aggregate of up to 17.50 million shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. The plan was terminated in May 2007 for purposes of any further grants, other than reload grants, for which 250,000 shares were available at December 31, 2008. Stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Substantially all of our employees are eligible to participate in an employee stock purchase plan (ESPP). Under the plan, up to 3.46 million shares of common stock are authorized for issuance, of which approximately 1.46 million remain available for issuance at December 31, 2008. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the lower of its beginning or end of quarter market prices.

We issue new shares of common stock for nonvested stock grants, exercise of stock options, and purchase of ESPP shares.

Nonvested Stock Awards

Nonvested share activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2007	1,178	$ 21.65
Granted	874	23.66
Vested	(521)	21.76
Forfeited	(43)	22.17

Nonvested at December 31, 2008	1,488	22.77

Stock awards vest over a one to five year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period. Forfeitable dividend equivalents on nonvested stock awards are accrued in the form of additional restricted stock units. The weighted average grant date fair values per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

share for nonvested stock awards granted during 2008, 2007, and 2006 were $23.66, $21.99, and $20.95, respectively.

The total fair value of shares vested during 2008, 2007, and 2006 was $12.2 million, $20.6 million, and $12.6 million, respectively.

At December 31, 2008, we had $15.8 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 0.9 years. Prior to adoption of SFAS 123(R), this amount was reported as additional paid-in capital and deferred compensation, a contra equity account. The value of this contra equity account at the adoption of SFAS 123(R) was $13.8 million.

Performance Restricted Stock Units (PRSUs)

PRSU activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

PRSUs at December 31, 2007	1,251	$ 16.02
Dividends	19	19.08
Forfeited	(60)	16.04

PRSUs at December 31, 2008	1,210	16.06

In September 2007, we issued approximately 1.25 million PRSUs with a grant date fair value of $15.99. Vesting for this grant is contingent upon meeting various company threshold performance and stock price conditions. Forfeitable dividend equivalents on PRSUs are accrued in the form of additional restricted stock units. The weighted average grant date fair values per share for PRSU grants and dividends during 2008 and 2007 were $19.08 and $16.02, respectively. All PRSUs outstanding at December 31, 2008 were nonvested.

At December 31, 2008, we had $9.0 million of unrecognized compensation cost related to PRSUs that will be recognized over a weighted average period of 1.5 years. The PRSU expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance may result in zero to 100 percent of the units ultimately being earned. We used the accelerated method of amortization for recognizing compensation expense, which treats each of the three vesting tranches as a separate award over the expected life of the unit.

We estimated the fair value on the date of initial grant using the Monte-Carlo model. The following assumptions were used to value the grant:

•	Expected volatility of 29 percent, based on our historical daily stock prices.
•	Expected life of 4.4 years, which equals the maximum term.
•	Expected dividend yield of 1.24 percent, based on the dividend rate at the date of grant.
•	Risk-free interest rate of 3.97 percent, based on the yield of treasury bonds at the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

	Shares (000s)	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (000s)

Outstanding at December 31, 2007	7,703	$ 32.81
Granted	458	23.74
Exercised	(105)	14.75
Expired	(615)	47.66

Outstanding at December 31, 2008	7,441	31.28	1.8 years	$4,833

Exercisable at December 31, 2008	6,872	$ 31.94	1.4 years	$4,833

All outstanding stock options at December 31, 2008 are expected to vest. Stock options vest over a three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. The total intrinsic value of options exercised during 2008, 2007, and 2006 was $1.0 million, $3.9 million, and $0.9 million, respectively. The total fair value of options that vested during 2008 and 2006 was $1.2 million and $0.5 million, respectively. No stock options vested in 2007. At December 31, 2008, we had $1.9 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.0 year.

The weighted average grant date fair value of options granted during 2008 and 2007 was $8.84 and $8.61, respectively. No stock options were granted during 2006. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2008 and 2007 grants:

•	Expected volatility of 43 percent and 44 percent, respectively, based on our historical daily stock prices.
•	Expected life of 5.0 years, based on historical average years to exercise.
•	Expected dividend yield of 1.30 percent and 1.57 percent, respectively, based on the dividend rate at the date of grant.
•	Risk-free interest rate of 2.93 percent and 4.67 percent, respectively, based on the yield of treasury bonds at the date of grant.

ESPP

ESPP activity is summarized as follows:

	Year Ended December 31
	2008	2007	2006

Number of Shares Sold	148,490	114,420	148,833

Weighted Average Exercise Price	$20.44	$24.32	$18.99

Weighted Average Grant Date Fair Value	$5.72	$5.18	$3.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Expense

Compensation expense for the stock plans, as reported in the consolidated statements of income, is as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Nonvested Stock Awards	$18.3	$10.7	$15.3
Performance Restricted Stock Units	6.7	2.0	-
Stock Options	2.9	0.5	0.5
Employee Stock Purchase Plan	0.9	0.5	0.6

Total Compensation Expense, Before Income Tax	$28.8	$13.7	$16.4

Total Compensation Expense, Net of Income Tax	$18.7	$8.9	$10.7

Cash received under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006 was $4.4 million, $7.8 million, and $5.0 million, respectively.

Note 12 - Reinsurance

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

The reinsurance recoverable at December 31, 2008 relates to 88 companies. Thirteen major companies account for approximately 91 percent of the reinsurance recoverable at December 31, 2008, and are all companies rated A or better by A.M. Best Company or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Virtually all of the remaining nine percent of the reinsurance recoverable relates to business reinsured either with companies rated A- or better by A.M. Best Company, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Less than one percent of the reinsurance recoverable is held by companies either rated below A- by A.M. Best Company or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in the consolidated statements of income net of reinsurance ceded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued

Reinsurance data is as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)
Direct Premium Income	$7,817.1	$7,997.5	$8,082.6
Reinsurance Assumed	264.4	289.6	324.3
Reinsurance Ceded	(298.2)	(386.0)	(458.7)

Net Premium Income	$7,783.3	$7,901.1	$7,948.2

Ceded Benefits and Change in Reserves for Future Benefits	$737.2	$947.8	$891.5

During the second quarter of 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. As a result of the assumption, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million (approximately $44.2 million), and recorded a deferred gain of £2.7 million.

During the third quarter of 2007, we recaptured a closed block of individual disability business, with approximately $204.3 million in reserves and $7.0 million of annual premium. The recapture had an immaterial effect on operating results.

During 2000, we reinsured substantially all of our individual life and corporate-owned life insurance blocks of business, with a resulting gain which was deferred and is being amortized into income. A portion of the ceded corporate-owned life insurance block of business surrendered during 2007. The termination of this fully ceded business, which is reported in our Corporate and Other segment, had no impact on our operating results and will not materially affect the amortization of the deferred gain. The termination resulted in a balance sheet only decrease in reserves for future policy and contract benefits of $1,094.0 million and policy loans of $1,013.7 million, with corresponding offsets to each in the reinsurance recoverable. The termination of this fully ceded business had no impact on our cash flows.

Note 13 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Effective with the fourth quarter of 2008, we made slight modifications to our reporting segments to better align the debt of our securitizations with the business segments and to align the allocation of capital for Unum UK similar to that of Unum US and Colonial Life. Specifically, we moved the assets, non-recourse debt, and associated capital of Tailwind Holdings and Northwind Holdings from our former Corporate segment to Unum US group disability and Individual Disability – Closed Block, respectively. We transferred excess assets, capital in excess of target, and the associated investment income from Unum UK to our Corporate and Other segment. We also modified the investment income allocation on capital supporting certain of our group disability and long-term care product lines within Unum US and have also aggregated our former Other segment and Corporate segment into one reporting segment. Financial results previously reported have been revised to reflect these reclassifications.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability – recently issued, group and individual long-term care, and brokerage voluntary benefits products. These products are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Effective in 2009, we will discontinue selling individual long-term care insurance on an active basis.

The Unum UK segment includes group long-term disability insurance, group life products, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products marketed primarily to employees at the workplace through an agency sales force and brokers.

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

The Corporate and Other segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. Corporate and Other also includes results from certain Unum US insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,838.5	$1,895.7	$1,953.3
Group Short-term Disability	435.1	485.6	530.2
Group Life and Accidental Death & Dismemberment
Group Life	1,062.8	1,107.4	1,248.1
Accidental Death & Dismemberment	127.6	131.0	151.6
Supplemental and Voluntary
Individual Disability - Recently Issued	471.5	456.7	438.5
Long-term Care	580.7	532.9	492.4
Voluntary Benefits	446.8	404.7	381.9

	4,963.0	5,014.0	5,196.0

Unum UK
Group Long-term Disability	675.9	752.6	638.9
Group Life	174.6	177.4	171.0
Individual Disability	38.8	38.3	32.9

	889.3	968.3	842.8

Colonial Life
Accident, Sickness, and Disability	606.9	566.6	533.3
Life	157.4	143.5	130.5
Cancer and Critical Illness	213.0	197.1	178.3

	977.3	907.2	842.1

Individual Disability - Closed Block	952.3	1,009.9	1,062.8

Corporate and Other	1.4	1.7	4.5

Total	$7,783.3	$7,901.1	$7,948.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)

Year Ended December 31, 2008

Total Premium Income	$4,963.0	$889.3	$977.3	$952.3	$1.4	$7,783.3
Net Investment Income	1,136.4	181.9	105.7	767.5	197.5	2,389.0
Other Income	132.7	2.0	0.4	98.6	42.2	275.9

Operating Revenue	$6,232.1	$1,073.2	$1,083.4	$1,818.4	$241.1	$10,448.2

Operating Income (Loss)	$684.1	$324.0	$268.1	$27.7	$(14.0)	$1,289.9
Interest and Debt Expense	$4.2	$-	$-	$35.1	$117.4	$156.7
Depreciation and Amortization	$368.9	$43.1	$177.3	$4.3	$3.1	$596.7

Year Ended December 31, 2007

Total Premium Income	$5,014.0	$968.3	$907.2	$1,009.9	$1.7	$7,901.1
Net Investment Income	1,114.0	187.4	99.9	827.6	181.0	2,409.9
Other Income	135.6	3.1	0.9	103.7	30.8	274.1

Operating Revenue	$6,263.6	$1,158.8	$1,008.0	$1,941.2	$213.5	$10,585.1

Operating Income (Loss)	$542.1	$325.8	$245.8	$109.5	$(160.8)	$1,062.4
Interest and Debt Expense	$7.5	$-	$-	$8.3	$226.1	$241.9
Depreciation and Amortization	$326.9	$61.6	$162.9	$3.2	$5.2	$559.8

Year Ended December 31, 2006

Total Premium Income	$5,196.0	$842.8	$842.1	$1,062.8	$4.5	$7,948.2
Net Investment Income	1,057.5	170.1	93.6	828.7	170.7	2,320.6
Other Income	108.5	0.1	1.1	105.1	49.5	264.3

Operating Revenue	$6,362.0	$1,013.0	$936.8	$1,996.6	$224.7	$10,533.1

Operating Income (Loss)	$88.7	$253.3	$198.7	$71.3	$(148.8)	$463.2
Interest and Debt Expense	$1.3	$-	$-	$-	$216.3	$217.6
Depreciation and Amortization	$351.9	$45.8	$154.4	$4.4	$6.2	$562.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

	Unum US	Unum UK	Colonial Life	Total
	(in millions of dollars)

Year Ended December 31, 2008
Beginning of Year	$1,642.5	$69.6	$669.8	$2,381.9
Capitalized	329.7	37.4	223.8	590.9
Amortization	(320.3)	(32.4)	(166.4)	(519.1)
Foreign Currency and Other	9.9	(19.9)	28.7	18.7

End of Year	$1,661.8	$54.7	$755.9	$2,472.4

Year Ended December 31, 2007
Beginning of Year	$2,205.2	$165.1	$612.8	$2,983.1
Cumulative Effect of Accounting Principle Change - Note 1	(589.8)	(88.3)	-	(678.1)
Capitalized	304.2	41.2	210.9	556.3
Amortization	(277.1)	(49.4)	(153.9)	(480.4)
Foreign Currency and Other	-	1.0	-	1.0

End of Year	$1,642.5	$69.6	$669.8	$2,381.9

Year Ended December 31, 2006
Beginning of Year	$2,201.2	$142.5	$569.6	$2,913.3
Capitalized	306.2	34.4	187.6	528.2
Amortization	(302.2)	(32.0)	(144.4)	(478.6)
Foreign Currency and Other	-	20.2	-	20.2

End of Year	$2,205.2	$165.1	$612.8	$2,983.1

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Operating Revenue by Segment	$10,448.2	$10,585.1	$10,533.1
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2

Revenue	$9,982.3	$10,519.9	$10,535.3

Operating Income by Segment	$1,289.9	$1,062.4	$463.2
Net Realized Investment Gain (Loss)	(465.9)	(65.2)	2.2
Income Tax	270.8	324.8	61.8
Income from Discontinued Operations	-	6.9	7.4

Net Income	$553.2	$679.3	$411.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Assets by segment are as follows:

	December 31
	2008	2007
	(in millions of dollars)

By Segment
Unum US	$20,440.9	$21,150.4
Unum UK	2,865.4	3,882.4
Colonial Life	2,446.9	2,518.5
Individual Disability - Closed Block	14,353.0	15,302.3
Corporate and Other	9,311.2	9,848.3

Total	$49,417.4	$52,701.9

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in Unum UK.

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

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2008, the aggregate net minimum lease payments were $95.6 million payable as follows: $26.6 million in 2009, $23.0 million in 2010, $14.5 million in 2011, $11.0 million in 2012, $7.0 million in 2013, and $13.5 million thereafter. Rental expense for the years ended December 31, 2008, 2007, and 2006 was $34.5 million, $35.7 million, and $35.8 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

In the disclosures that follow about litigation, we refer to the name of the company specified in the original complaint, following the practice in the courts. Therefore, references to UnumProvident Corporation should be understood as references to Unum Group.

Claims Handling Matters

Multidistrict Litigation

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

Between November 2002 and November 2003, six additional similar putative class actions were filed in (or later removed to) federal district courts in Illinois, Massachusetts, New York, Pennsylvania, and Tennessee. The complaints alleged that the putative class members’ claims were evaluated improperly and allege that we and our insurance subsidiaries breached certain fiduciary duties owed to the class members under the Employee Retirement Income Security Act (ERISA), Racketeer Influenced Corrupt Organizations Act (RICO), and/or various state laws. The complaints sought various forms of equitable relief and money damages, including punitive damages.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

On January 12, 2009, in a two-to-one decision, the Sixth Circuit Court of Appeals reversed the District Court’s earlier ruling certifying a class. On January 26, 2009, the plaintiffs filed a petition for rehearing of this decision by the full court. The District Court has yet to rule on our pending motions for judgment on the pleadings or for summary judgment.

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

Other Claim Litigation

We and our insurance subsidiaries, as part of our normal operations in managing disability claims, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

On June 13, 2005, following a trial in the U.S. District Court of Nevada in the matter of G. Clinton Merrick vs. UnumProvident Corporation, Paul Revere Life Insurance Company, et al., judgment was entered in plaintiff’s favor on his breach of contract and bad faith claims, and the plaintiff was awarded contract, emotional distress, and punitive damages, as well as attorneys’ fees. We appealed that judgment. The Ninth Circuit Court of Appeals reversed that portion of the judgment that awarded attorneys’ fees and punitive damages award and remanded for a new trial on the issue of punitive damages that should be awarded, if any. We thereafter paid the portion of the verdict that had been upheld and proceeded to a second trial on the limited issue of the amount of punitive damages to be awarded against Unum Group and one of our insurance subsidiaries, if any. A second jury verdict was entered on July 3, 2008, in the amount of $24.0 million as to one of our insurance subsidiaries and $36.0 million as to Unum Group. Following post trial motions, the trial court affirmed the judgment as to our insurance subsidiary and reduced the judgment as to Unum Group to $26.4 million. We have appealed the amended judgment to the Ninth Circuit. We believe that we have strong legal arguments to raise on appeal that create significant uncertainty regarding the ultimate outcome of this matter. However, since our efforts to reduce or overturn this award are at an early stage in the appeals process, an estimate of the liability to resolve this matter was established in 2008. The accrual was not material to our operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleges that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which can be trebled. The court may also assess a penalty of between $5,000 and $11,000 per claim. The court has not yet set a trial date for the remaining claims. The court must still address the issue of whether, once all the claims are tried, there can be any extrapolation of these results to the larger population of claims we manage. We strongly believe that no such extrapolation can be justified either legally or factually, especially in light of the recent split verdict. On February 24, 2009, the court ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We have also filed post trial motions with the trial court seeking to reverse the adverse findings by the jury and, if necessary, we will file an appeal with the First Circuit Court of Appeals if final judgment is entered against us.

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case is now being remanded to the district court, where we intend to answer the complaint and contest both the request for class certification and the merits of the claims.

On May 16, 2008, we were added as a party to a case styled, Public Service Company of Colorado; P.S.R. Investments, Inc.; and Xcel Energy, Inc. v. Theodore J. Mallon; Transfinancial Corporation; and Provident Life and Accident Insurance Company, filed in the District Court, County of Boulder, State of Colorado, alleging among other things breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, fraudulent concealment, negligent misrepresentation and non-disclosure, fraud, civil conspiracy, violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and conspiracy to violate the Colorado Organized Crime Control Act. These claims arise from the sale of corporate-owned life insurance policies to Public Service Company of Colorado by Mallon in 1984 and 1985. These policies were reinsured to Reassure America Life Insurance Company, a subsidiary of Swiss Reinsurance Company, as of July 2000. In response to the complaint, we filed a motion to dismiss all counts of the complaint asserted against us. On October 22, 2008, the District Court granted in part and denied in part our motion to dismiss, thereby dismissing all claims against us for violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and conspiracy to violate the Colorado Organized Crime Control Act. The plaintiff has been granted leave to file an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

amended complaint, and we will be filing another motion to dismiss. We deny the allegations of the amended complaint and plan to vigorously contest them.

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

Note 15 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. For the years ended December 31, 2008, 2007, and 2006, our U.S. insurance subsidiaries’ statutory combined net income, excluding Tailwind Re and Northwind Re, was $540.8 million, $530.8 million, and $307.4 million, respectively, and statutory combined net gain from operations was $682.0 million, $589.1 million, and $371.5 million, respectively. Statutory capital and surplus, excluding Tailwind Re and Northwind Re, was $2,756.0 million and $2,975.3 million at December 31, 2008 and 2007, respectively. Tailwind Re and Northwind Re, our special purpose financial captive U.S. insurance subsidiaries, had a statutory combined net income (loss) of $79.8 million and $(111.5) million and a statutory combined net gain (loss) from operations of $81.2 million and $(111.9) million for the years ended December 31, 2008 and 2007, respectively. Statutory capital and surplus for Tailwind Re and Northwind Re at December 31, 2008 and 2007 was $1,300.5 million and $1,378.7 million, respectively. Tailwind Re had statutory net income and statutory net gain from operations of $14.1 million for the year ended December 31, 2006.

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of ordinary dividends to a parent company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $653.3 million is available for the payment of ordinary dividends from our U.S. insurance subsidiaries, excluding Tailwind Re and Northwind Re, during 2009. The ability of Tailwind Re and Northwind Re to pay dividends to their parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to draw a dividend from our United Kingdom insurance subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends from Unum Limited during 2009 is approximately £145.5 million, subject to regulatory approval. Regulatory restrictions do not limit the amount of dividends available for distribution from our non-insurance subsidiaries.

Deposits

At December 31, 2008, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $293.7 million held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2008 and 2007:

	2008
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,917.7	$1,946.5	$1,968.6	$1,950.5
Net Investment Income	589.8	594.7	613.1	591.4
Net Realized Investment Gain (Loss)	(257.7)	(165.8)	26.1	(68.5)
Total Revenue	2,323.7	2,442.7	2,675.3	2,540.6
Income Before Income Tax	52.5	159.8	367.0	244.7
Net Income	41.8	108.0	240.3	163.1
Net Income Per Common Share
Basic	0.13	0.32	0.70	0.47
Assuming Dilution	0.13	0.32	0.69	0.46

	2007
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,983.9	$1,986.5	$1,986.7	$1,944.0
Net Investment Income	619.4	603.2	597.8	589.5
Net Realized Investment Gain (Loss)	(25.8)	(46.1)	10.4	(3.7)
Total Revenue	2,643.5	2,610.2	2,665.6	2,600.6
Income from Continuing Operations Before Income Tax	225.4	279.0	232.9	259.9
Income from Continuing Operations	160.5	187.0	153.5	171.4
Income from Discontinued Operations	-	-	-	6.9
Net Income	160.5	187.0	153.5	178.3
Net Income Per Common Share
Basic
Income from Continuing Operations	0.45	0.52	0.44	0.50
Net Income	0.45	0.52	0.44	0.52
Assuming Dilution
Income from Continuing Operations	0.44	0.52	0.43	0.49
Net Income	0.44	0.52	0.43	0.51

Items affecting the comparability of our financial results by quarter are as follows:

•	The fourth quarter of 2007 includes costs related to early retirement of debt of $55.6 million before tax and $36.1 million after tax.
•	The second quarter of 2007 includes claim reassessment charges of $53.0 million before tax and $34.5 million after tax.
•	The first quarter of 2007 income from discontinued operations includes an after-tax gain of $6.2 million on the sale of GENEX.

See Notes 2, 6, and 8 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended December 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2008, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unum Group and Subsidiaries

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2008 of Unum Group and subsidiaries, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

February 24, 2009

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption “Election of Directors,” sub-captions “Nominees for Election for Terms Expiring in 2012” and “Continuing Directors” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for senior financial officers is included under the caption “Corporate Governance,” sub-caption “Code of Business Practices and Ethics” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and an audit committee financial expert is included under the caption “Board and Committee Information and Membership” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to executive officers of the registrant is incorporated by reference to “Executive Officers of the Registrant” contained herein in Item 1.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of business practices and ethics, and charters for Unum Group’s board of directors’ audit, human capital, governance, finance, and regulatory compliance committees in accordance with NYSE requirements. These documents are available free of charge on the website and in print at the request of any stockholder from the Office of the Corporate Secretary, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website any amendment to the “Code of Business Practices and Ethics” and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code).

Changes to Procedures for Recommending Director Nominees

On May 22, 2008, our bylaws were amended to include changes to the procedures by which our stockholders may recommend director nominees. These changes were as follows:

•

The time period for timely submission by stockholders of notice of director nominations was changed from 60 to 90 days prior to the annual meeting of stockholders to 75 to 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders. In addition, the amended bylaws provide that if the date of the annual meeting is more than 30 days before or more than 70 days after the first anniversary of the preceding year’s annual meeting, such notice will be timely if submitted not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 75th day prior to such annual meeting or the 10th day following the day on which we first make public announcement of the date of such meeting. Previously, if less than 75 days’ notice or prior public disclosure of the date of the annual meeting was given or made to stockholders, such notices would have been timely if received not later than the close of business on the 15th day following the day on which notice of the date of the annual meeting was mailed or such public disclosure was first made. Public announcement of an adjournment or postponement of an annual meeting will not commence a new time period (or extend any time period) for the giving of any such stockholder’s notice.

•

A similar requirement was added with respect to the timely submission by stockholders of notice of director nominations if we call a special meeting of stockholders for the purpose of electing one or more directors to Unum Group’s board of directors. In this event, notice by a stockholder entitled to vote at such election of any nominees for election to such positions must be submitted not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 75th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by Unum Group’s board of directors to be elected at such meeting. Public announcement of an adjournment or postponement of a special meeting will not commence a new time period (or extend any time period) for the giving of any such stockholder’s notice.

•

The information required to be set forth in a stockholder’s notice of a director nomination was expanded and clarified to include (i) the written consent of any such nominee to being named in the proxy statement as a nominee and to serving as a director if elected; (ii) the name and address of record of any stockholder associated person (as defined in the bylaws) on whose behalf the nomination is made, and the name and address of record of any person that owns and controls, directly or indirectly, 10% or more of any class of securities or interests in such stockholder associated person; (iii) the class and number of our shares which are owned beneficially or of record by the stockholder and any stockholder associated person, including with the notice documentary evidence of any such record and beneficial ownership; (iv) any derivative positions held or beneficially held by the stockholder and any stockholder associated person, and whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short positions or any borrowing or lending of shares of stock) has been made, the effect or intent of which is to mitigate loss to or manage risk of stock price changes for, or to increase the voting power of, such stockholder or stockholder associated person with respect to any share of our stock; and (v) a representation whether the stockholder or stockholder associated person intends or is part of a group which intends to (a) deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to approve or adopt the proposal and/or (b) otherwise to solicit proxies from the stockholders in support of such proposal.

•

The addition of a requirement that, unless otherwise required by law, the stockholder or a qualified representative of the stockholder (as defined in the bylaws) appear at the annual or special meeting of stockholders to present a director nomination in order for such nomination to be transacted, notwithstanding that we may have received proxies in respect of such vote.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the captions “Compensation of Directors,” “Report of the Human Capital Committee,” “Compensation Discussion and Analysis,” and “Board and Committee Information and Membership,” sub-captions “Human Capital Committee” and “Human Capital Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2008 about the common stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options (see footnote 5).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	4,620,494 (1)	$32.66	30,632,745 (2)

Equity Compensation Plans Not Approved by Stockholders	2,482,158 (3)	$26.77	524,500 (4)

Total	7,102,652		31,157,245

(1)	Includes the following plans: (a) Non-Employee Director Compensation Plan of 1998, (b) Stock Plan of 1999, and (c) Stock Incentive Plan of 2007 and (d) Unum Limited Savings-related Share Option Scheme 2008.
(2)	Includes shares under the following plans: (a) Stock Incentive Plan of 2007, (b) Stock Plan of 1999, (c) Non-Employee Director Compensation Plan of 1998, and (d) UnumProvident Employee Stock Purchase Plan.
(3)	Includes the following plans: (a) UnumProvident Corporation Employee Stock Option Plan, (b) UnumProvident Corporation Broad Based Stock Plan of 2001, and (c) UnumProvident Corporation Broad Based Stock Plan of 2002.
(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) UnumProvident Corporation Broad Based Stock Plan of 2002, (c) Unum Limited Savings-Related Share Option Scheme 2000, and (d) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.
(5)	The table does not include information for the following equity compensation plans assumed by the Company in connection with the merger of the company that originally established those plans: the UNUM Corporation 1990 Long-Term Incentive Plan, and the UNUM Corporation 1996 Long-Term Incentive Compensation Plan. As of December 31, 2008, a total of 338,245 shares of Unum Group common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $45.43 per share. No additional options may be granted under those assumed plans.

Below is a brief description of the equity compensation plans not approved by stockholders:

UnumProvident Corporation Employee Stock Option Plan (1999)

This plan provided for the award of stock options to employees not eligible for awards under the other stock plans of the Company or at or below a position level as determined by the Compensation Committee, and therefore excluded all officers of the Company from participation. One hundred and fifty options and seventy-five options were granted to each full time and part-time employee participant, respectively. The total number of options available for grant under this plan was 3,500,000. This plan was terminated in February 2002. This plan was administered by the Compensation Committee. The stock options issued under the plan are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan was the fair market value of the stock on the date of grant. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. There are provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2001

This plan provides for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of the Company. The plan specifically prohibits the granting of any options under the plan to members of the Company’s Board of Directors and to any “officer” of the Company as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,000,000. This plan was terminated in December 2007. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

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

Unum Limited Savings-Related Share Option Scheme 2000

This plan of the Company’s subsidiary, Unum Limited, in the United Kingdom allows employees of Unum Limited to acquire options for shares of the Unum Group common stock by making an election to purchase stock at a price of at least 80% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of options available for grant under this plan was 200,000. The maximum contribution per month per employee is £150. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction or voluntary winding up of the Company. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division or reduction or other variation of the share capital of the Company.

UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provides for the payment of compensation to the non-employee directors who serve on the Company’s Board. Non-employee directors receive an annual retainer of $80,000, the chair of the Audit Committee receives a supplemental retainer of $15,000 annually, and each of the other chairs of the standing committees receive an annual supplemental retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the Board and of the committees on which they participate, including special committees. Under the plan, directors make an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of the Company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. The plan is administered by the Compensation Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2009 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption “Corporate Governance,” sub-captions “Independence of Directors,” “Our Related Party Transaction Policy,” and “Transactions with Related Persons” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for the fiscal year audit of our annual financial statements and internal control over financial reporting, the interim reviews of the financial statements included in our quarterly reports on Form 10-Q, and services provided in connection with statutory and regulatory filings were $7,137,250 and $7,806,624, respectively, for fiscal years 2008 and 2007.

Audit Related Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for audit related services, comprised primarily of accounting consultations, SAS 70 reviews, and audit related services for our employee benefit plans, for fiscal years 2008 and 2007 were $477,888 and $523,073, respectively.

Tax Services Fees

The aggregate fees and expenses related to professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning during fiscal years 2008 and 2007 were $48,509 and $22,500, respectively.

All Other Fees

There were no fees billed during fiscal years 2008 or 2007 for products or services other than those reported above for audit, audit related, and tax services.

Audit Committee Pre-approval Policies

The audit committee of Unum Group’s board of directors is directly responsible for the appointment, compensation, retention, and oversight of the independent auditors. As part of its responsibility, the audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for setting pre-approval limits for specifically defined audit and non-audit services. In pre-approving the services, the audit committee considers whether such services are consistent with SEC rules on auditor independence. Specific approval by the audit committee will be required if fees for any particular service or aggregate fees for services of a similar nature exceed the pre-approved limits. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief
Thomas R. Watjen	Executive Officer and a Director	February 24, 2009
(principal executive officer)

/s/ Robert C. Greving	Executive Vice President, Chief
Robert C. Greving	Financial Officer and Chief Actuary	February 24, 2009
(principal financial officer and
principal accounting officer)

*	Director
E. Michael Caulfield		February 24, 2009

*	Director
Jon S. Fossel		February 24, 2009

*	Director
Pamela H. Godwin		February 24, 2009

*	Director
Ronald E. Goldsberry		February 24, 2009

*	Director
Kevin T. Kabat		February 24, 2009

*	Director
Thomas Kinser		February 24, 2009

*	Director
Gloria C. Larson		February 24, 2009

Name	Title	Date

*	Director
A. S. MacMillan, Jr.		February 24, 2009

*	Director
Edward J. Muhl		February 24, 2009

*	Director
Michael J. Passarella		February 24, 2009

*	Director
William J. Ryan		February 24, 2009

* By: /s/ Susan N. Roth	For all of the Directors
Susan N. Roth		February 24, 2009
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)

Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,591.9	$1,724.2	$1,724.2
States, Municipalities, and Political Subdivisions	167.7	164.6	164.6
Foreign Governments	945.7	1,045.5	1,045.5
Public Utilities	5,896.2	5,407.4	5,407.4
Mortgage/Asset-Backed Securities	3,691.7	3,945.5	3,945.5
All Other Corporate Bonds	21,728.7	19,638.8	19,638.8
Redeemable Preferred Stocks	385.7	208.1	208.1

Total	34,407.6	$32,134.1	32,134.1

Mortgage Loans	1,274.8		1,274.8
Policy Loans	2,753.8		2,753.8
Other Long-term Investments
Derivatives	-		381.8	(2)
Miscellaneous Long-term Investments	121.4		138.3	(3)
Short-term Investments	1,183.1		1,183.1

	$39,740.7		$37,865.9

(1)	Amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and accretion of discounts.

(2)	Derivatives are carried at fair value.

(3)	Difference between cost and carrying value primarily results from changes in our ownership equity since acquisition.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2008	2007
	(in millions of dollars)

Assets
Fixed Maturity Securities - at fair value (amortized cost: $65.3; $463.2)	$61.9	$490.0
Short-term Investments	254.9	361.5
Investment in Subsidiaries	7,537.8	8,598.4
Surplus Note of Subsidiary	-	100.0
Other Assets	527.8	435.7

Total Assets	$8,382.4	$9,985.6

Liabilities and Stockholders’ Equity

Liabilities
Short-term Debt	$132.2	$175.0
Long-term Debt	1,119.5	1,269.5
Other Liabilities	732.8	501.2

Total Liabilities	1,984.5	1,945.7

Stockholders’ Equity
Common Stock	36.3	36.3
Additional Paid-in Capital	2,546.9	2,516.9
Accumulated Other Comprehensive Income (Loss)	(958.2)	463.5
Retained Earnings	5,527.1	5,077.4
Treasury Stock	(754.2)	(54.2)

Total Stockholders’ Equity	6,397.9	8,039.9

Total Liabilities and Stockholders’ Equity	$8,382.4	$9,985.6

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Dividends from Subsidiaries	$684.2	$1,839.3	$387.1
Interest from Subsidiaries	6.6	11.8	24.3
Other Income	62.5	74.6	71.9

Total Revenue	753.3	1,925.7	483.3

Interest and Debt Expense	95.6	198.2	186.4
Other Expenses	22.7	40.1	17.8

Total Expenses	118.3	238.3	204.2

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	635.0	1,687.4	279.1
Income Tax (Benefit)	24.1	(20.6)	(20.3)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	610.9	1,708.0	299.4
Equity in Undistributed Earnings (Loss) of Subsidiaries	(57.7)	(1,028.7)	111.6

Net Income	$553.2	$679.3	$411.0

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(in millions of dollars)

Cash Provided by Operating Activities	$564.7	$946.0	$117.4

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	443.6	239.7	250.4
Proceeds from Maturities of Available-for-Sale Securities	2.2	15.8	5.1
Purchases of Available-for-Sale Securities	(1.7)	(15.1)	-
Net Sales (Purchases) of Short-term Investments	106.6	(287.6)	137.1
Cash Distributions to Subsidiaries	(123.7)	(288.5)	(340.6)
Surplus Note Redeemed by Subsidiary	45.2	-	150.0
Other, Net	(46.8)	(44.1)	(34.3)

Cash Provided (Used) by Investing Activities	425.4	(379.8)	167.7

Cash Flows from Financing Activities
Net Short-term Debt Repayments to Subsidiaries	-	-	(42.9)
Net Short-term Debt Repayments	(192.8)	-	-
Long-term Debt Repayments	-	(717.5)	(700.0)
Issuance of Common Stock	4.4	307.8	580.0
Dividends Paid to Stockholders	(103.5)	(105.2)	(95.6)
Cost Related to Early Retirement of Debt	-	(33.3)	(15.6)
Purchases of Treasury Stock	(700.0)	-	-
Other, Net	0.6	(14.0)	(12.1)

Cash Used by Financing Activities	(991.3)	(562.2)	(286.2)

Increase (Decrease) in Cash	$(1.2)	$4.0	$(1.1)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and Subsidiaries.

Note 2 - Surplus Note of Subsidiary

There were no outstanding surplus debentures at December 31, 2008. Outstanding surplus debentures of $100.0 million at December 31, 2007, which were issued by an insurance subsidiary to Unum Group and due in 2027, were redeemed in June 2008. We received cash of $45.2 million and fixed maturity securities of $54.8 million. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent, 8.3 percent, and 8.2 percent in 2008, 2007, and 2006, respectively.

Note 3 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2008	2007
	(in millions of dollars)

Notes @ 7.375% due 2032, callable at or above par	$39.5	$39.5
Notes @ 6.75% due 2028, callable at or above par	166.4	166.4
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.625% due 2011, callable at or above par	225.1	225.1
Notes @ 5.859% due 2009	-	150.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	62.0	62.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Long-term Debt	1,119.5	1,269.5

Notes @ 5.859% due 2009	132.2	-
Notes @ 5.997% due 2008	-	175.0

Short-term Debt	132.2	175.0

Total	$1,251.7	$1,444.5

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $132.2 million in 2009, $225.1 million in 2011, and $894.4 million in 2018 and thereafter.

Unsecured Notes

In 2007, we purchased and retired $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $83.6 million of our outstanding 6.75% notes scheduled to mature in 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032.

In 2006, we purchased and retired $250.0 million aggregate principal amount of our outstanding 7.625% notes due 2011.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 3 - Debt - Continued

Adjustable Conversion-Rate Equity Security Units

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

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities. In 2007 and 2006, $23.5 million and $50.0 million of these debentures were redeemed, respectively.

Short-term Debt

In 2008, we purchased and retired $17.8 million of our outstanding 5.859% notes and $175.0 million of our 5.997% notes.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2008, 2007, and 2006 was $95.0 million, $144.3 million, and $172.2 million, respectively.

The cost related to early retirement of debt during 2007 and 2006 decreased income approximately $58.0 million and $23.1 million, respectively, before tax, or $37.7 million and $15.0 million, respectively, after tax.

Credit Facility

In 2008, we entered into $250.0 million unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility has a 364 day tenor and a one year term out option. The facility provides for interest rates based on either the prime rate or the LIBOR, as adjusted. Within this facility is a $100.0 million letter of credit sub-limit. At December 31, 2008, there were no amounts outstanding on the facility.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. If utilized, the shelf registration will enable us to raise funds from the offering of any individual security

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 3 - Debt - Continued

covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Note 4 - Guarantees

In November 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering. We fully and unconditionally guarantee these debentures. In 2008, 2007, and 2006, $36.6 million, $34.5 million, and $32.0 million, respectively, of these debentures were redeemed by UnumProvident Finance Company plc, respectively.

In connection with the debt issuance, UnumProvident Finance Company plc entered into several foreign currency interest rate swaps and foreign currency forward contracts. We have guaranteed the counterparty will receive required periodic settlement payments and are required to post collateral in the event the contracts are in a net loss position. At December 31, 2008, the notional amount of the foreign currency interest rate swaps outstanding was $296.9 million, and the notional amount of the foreign currency forward contracts was $216.3 million. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

Note 5 - Cash Dividends from Subsidiaries

Cash dividends received from subsidiaries were $626.7 million, $913.6 million, and $387.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy and Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)

December 31, 2008

Unum US	$1,661.8	$13,660.4	$136.7	$939.1
Unum UK	54.7	1,710.7	153.1	138.5
Colonial Life	755.9	1,366.7	24.4	139.8
Individual Disability - Closed Block	-	11,897.4	144.1	119.8
Corporate and Other	-	5,946.3	5.6	432.3

Total	$2,472.4	$34,581.5	$463.9	$1,769.5

December 31, 2007

Unum US	$1,642.5	$13,834.8	$133.7	$983.3
Unum UK	69.6	2,389.4	215.5	196.5
Colonial Life	669.8	1,290.8	22.6	144.9
Individual Disability - Closed Block	-	12,306.1	144.7	209.5
Corporate and Other	-	6,006.9	6.6	445.5

Total	$2,381.9	$35,828.0	$523.1	$1,979.7

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits	Amortization of Deferred Acquisition Costs	All Other Expenses (2)	Premiums Written (3)
	(in millions of dollars)

Year Ended December 31, 2008

Unum US	$4,963.0	$1,136.4	$3,998.4	$320.3	$1,229.3	$3,672.8
Unum UK	889.3	181.9	511.4	32.4	205.4	714.7
Colonial Life	977.3	105.7	464.0	166.4	184.9	821.7
Individual Disability - Closed Block	952.3	767.5	1,544.8	-	245.9	950.9
Corporate and Other	1.4	197.5	107.8	-	147.3	0.6

Total	$7,783.3	$2,389.0	$6,626.4	$519.1	$2,012.8

Year Ended December 31, 2007

Unum US	$5,014.0	$1,114.0	$4,246.4	$277.1	$1,198.0	$3,705.5
Unum UK	968.3	187.4	574.3	49.4	209.3	790.9
Colonial Life	907.2	99.9	437.8	153.9	170.5	766.6
Individual Disability - Closed Block	1,009.9	827.6	1,614.5	-	217.2	1,011.5
Corporate and Other	1.7	181.0	115.2	-	259.1	0.9

Total	$7,901.1	$2,409.9	$6,988.2	$480.4	$2,054.1

Year Ended December 31, 2006

Unum US	$5,196.0	$1,057.5	$4,752.1	$302.2	$1,219.0	$3,728.5
Unum UK	842.8	170.1	553.5	32.0	174.2	701.1
Colonial Life	842.1	93.6	441.4	144.4	152.3	713.4
Individual Disability - Closed Block	1,062.8	828.7	1,709.7	-	215.6	1,052.9
Corporate and Other	4.5	170.7	120.5	-	253.0	2.1

Total	$7,948.2	$2,320.6	$7,577.2	$478.6	$2,014.1

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

Certain prior year amounts have been reclassified to conform to current year presentation.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
		(in millions of dollars)

Year Ended December 31, 2008

Life Insurance in Force	$627,126.4	$38,786.9	$1,943.0	$590,282.5	0.3%

Premium Income:
Life Insurance	$1,820.1	$212.8	$12.4	$1,619.7	0.8%
Accident and Health Insurance	5,997.0	85.4	252.0	6,163.6	4.1%

Total	$7,817.1	$298.2	$264.4	$7,783.3	3.4%

Year Ended December 31, 2007

Life Insurance in Force	$689,969.3	$84,861.2	$2,042.4	$607,150.5	0.3%

Premium Income:
Life Insurance	$1,919.2	$291.3	$12.6	$1,640.5	0.8%
Accident and Health Insurance	6,078.3	94.7	277.0	6,260.6	4.4%

Total	$7,997.5	$386.0	$289.6	$7,901.1	3.7%

Year Ended December 31, 2006

Life Insurance in Force	$770,946.0	$119,225.3	$2,123.8	$653,844.5	0.3%

Premium Income:
Life Insurance	$2,077.4	$329.0	$12.7	$1,761.1	0.7%
Accident and Health Insurance	6,005.2	129.7	311.6	6,187.1	5.0%

Total	$8,082.6	$458.7	$324.3	$7,948.2	4.1%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)

Year Ended December 31, 2008

Real estate reserve (deducted from other long-term investments)	$7.6	$0.3	$-	$7.6	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$16.9	$4.6	$-	$6.6	$14.9

Year Ended December 31, 2007

Mortgage loan loss reserve	$0.5	$-	$-	$0.5	$-
Real estate reserve (deducted from other long-term investments)	$7.6	$-	$-	$-	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$21.2	$1.2	$0.2	$5.7	$16.9

Year Ended December 31, 2006

Mortgage loan loss reserve	$-	$0.5	$-	$-	$0.5
Real estate reserve (deducted from other long-term investments)	$7.6	$-	$-	$-	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$34.8	$15.9	$2.9	$32.4	$21.2

(1)	Additions charged to other accounts include amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loans at time of sale/foreclosure, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

INDEX TO EXHIBITS

With regard to applicable cross-references in this report, the Registrant’s Current, Quarterly and Annual Reports dated on or after May 1, 2003 are filed with the Securities and Exchange Commission (SEC) under File No. 1-11294 and such reports dated prior to May 1, 2003 are filed with the SEC under File No. 1-11834, except as otherwise noted below. The Registrant’s Registration Statements have the file numbers noted wherever such statements are identified in this report.

(2.1)	Asset Purchase Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2003).

(2.2)	Transition Services Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2003).

(2.3)	TSA Amending Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated April 30, 2004.

(2.4)	TSA Amending Agreement No. 2 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated May 31, 2006.

(2.5)	TSA Amending Agreement No. 3 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and Unum Group dated October 1, 2008.

(3.1)	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on August 7, 2007).

(3.2)	Amended and Restated Bylaws of the Registrant, as amended effective December 11, 2008.

(4.1)	Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Purchase Contract Agreement, dated as of May 7, 2003, between the Registrant and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on May 9, 2003).

(4.3)	Pledge Agreement, dated as of May 7, 2003, among the Registrant, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on May 9, 2003).

(4.4)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.5)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.6)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.7)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.8)	Fifth Supplemental Indenture between the Registrant and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.9)	Purchase Contract Agreement between the Registrant and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.10)	Pledge Agreement between the Registrant and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.11)	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-155283) filed on November 12, 2008).

(4.12)	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-155283) filed on November 12, 2008).

Certain instruments defining the rights of holders of long-term debt securities of Unum Group and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Unum Group hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation’s Registration Statement on Form S-1, Registration No. 33-17017). *

(10.2)	Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K filed on January 27, 1993 on Form 8), and amended on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America’s Form 10-K for the fiscal year ended December 31, 1993). *

(10.3)	Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.4)	Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.5)	UnumProvident Amended and Restated Stock Plan of 1999. *

(10.6)	UnumProvident Non-Employee Director Compensation Plan of 1998, as amended (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2000). *

(10.7)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.8)	Form of Change in Control Severance Agreement, as amended. *

(10.9)	Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation’s Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.10)	Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.11)	Unum Corporation 1990 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2000). *

(10.12)	Unum Corporation 1996 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2000). *

(10.13)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.14)	UnumProvident Corporation Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2000). *

(10.15)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 2, 2001).

(10.16)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K for the year ended December 31, 2002). *

(10.17)	UnumProvident Corporation Broad-Based Stock Plan of 2001, as amended. *

(10.18)	UnumProvident Corporation Broad-Based Stock Plan of 2002, as amended. *

(10.19)	UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended. *

(10.20)	Form of Restricted Stock Award Agreement for awards under the UnumProvident Corporation Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 25, 2005). *

(10.21)	UnumProvident Corporation Senior Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 17, 2005). *

(10.22)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 3, 2005).

(10.23)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 3, 2005).

(10.24)	Amendment to Employment Agreement between the Registrant and F. Dean Copeland dated effective as of November 17, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on November 21, 2005). *

(10.25)	Amended and Restated Employment Agreement between the Registrant and Thomas R. Watjen dated as of December 16, 2005, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 19, 2008). *

(10.26)	Unum Group Stock Incentive Plan of 2007, as amended. *

(10.27)	Form of Restricted Stock Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.28)	Form of Restricted Stock Unit Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.29)	Form of Performance-Based Restricted Stock Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.30)	Form of Performance-Based Restricted Stock Unit Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.31)	Form of Restricted Stock Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.32)	Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007. *

(10.33)	Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated December 4, 2007, as amended. *

(10.34)	Management Incentive Compensation Plan of 2008 (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K filed on May 29, 2008).

(10.35)	Severance Pay Plan for Executive Vice Presidents (EVPs). *

(10.36)	Credit Agreement dated as of December 13, 2007, among the Registrant, the lenders named therein, Deutsche Bank AG New York Branch and SunTrust Bank, as documentation agents, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K filed for the fiscal year ended December 31, 2007).

(10.37)	Credit Agreement dated as of December 9, 2008, among the Registrant, the lenders named therein, SunTrust Bank, as documentation agent, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, issuing lender and swingline lender.

(10.38)	Agreement dated January 31, 2008 between the Registrant and Morgan Stanley & Co. Incorporated for an Accelerated Share Repurchase Transaction (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 2, 2008). †

(10.39)	Agreement dated July 31, 2008 between the Registrant and Deutsche Bank AG, London Branch for an Accelerated Share Repurchase Transaction (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on October 31, 2008). †

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment has been requested with respect to portions of this document.