Form 10-Q
period 2009-03-31
Unum Group
filed 2009-04-30
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

331,274,343 shares of the registrant’s common stock were outstanding as of April 28, 2009.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Quarterly Report on Form 10-Q (including certain statements in the consolidated financial statements and related notes and Management’s Discussion and Analysis), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

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

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Effectiveness in supporting new product offerings and providing customer service.

•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.

•	Lower than projected persistency and lower sales growth.

•	Fluctuation in insurance reserve liabilities.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign.

•	Changes in accounting standards, practices, or policies.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $34,946.0; $34,407.6)	$32,417.3	$32,134.1
Mortgage Loans	1,307.0	1,274.8
Policy Loans	2,732.2	2,753.8
Other Long-term Investments	458.1	520.1
Short-term Investments	683.7	1,183.1

Total Investments	37,598.3	37,865.9

Other Assets
Cash and Bank Deposits	50.1	49.9
Accounts and Premiums Receivable	1,769.9	1,784.8
Reinsurance Recoverable	4,942.5	4,974.2
Accrued Investment Income	629.1	605.6
Deferred Acquisition Costs	2,493.3	2,472.4
Goodwill	200.3	200.5
Property and Equipment	417.1	409.4
Deferred Income Tax	472.1	438.8
Other Assets	597.9	605.4
Separate Account Assets	8.9	10.5

Total Assets	$49,179.5	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,705.6	$1,769.5
Reserves for Future Policy and Contract Benefits	34,520.6	34,581.5
Unearned Premiums	471.8	463.9
Other Policyholders’ Funds	1,676.8	1,675.6
Income Tax Payable	180.8	115.5
Short-term Debt	206.9	190.5
Long-term Debt	2,254.7	2,259.4
Other Liabilities	1,730.8	1,953.1
Separate Account Liabilities	8.9	10.5

Total Liabilities	42,756.9	43,019.5

Commitments and Contingent Liabilities - Note 8

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 363,036,594 and 362,949,412 shares	36.3	36.3
Additional Paid-in Capital	2,553.5	2,546.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Loss on Securities	(933.0)	(832.6)
Net Gain on Cash Flow Hedges	447.8	458.5
Foreign Currency Translation Adjustment	(195.8)	(177.6)
Unrecognized Pension and Postretirement Benefit Costs	(399.0)	(406.5)
Retained Earnings	5,667.0	5,527.1
Treasury Stock - at cost: 31,829,067 shares	(754.2)	(754.2)

Total Stockholders’ Equity	6,422.6	6,397.9

Total Liabilities and Stockholders’ Equity	$49,179.5	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2009	2008
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,872.8	$1,950.5
Net Investment Income	573.7	591.4
Net Realized Investment Loss	(64.6)	(68.5)
Other Income	67.0	67.2

Total Revenue	2,448.9	2,540.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,575.7	1,656.9
Commissions	216.2	218.9
Interest and Debt Expense	32.6	43.9
Deferral of Acquisition Costs	(153.6)	(145.6)
Amortization of Deferred Acquisition Costs	131.8	130.0
Compensation Expense	190.1	185.9
Other Expenses	205.5	205.9

Total Benefits and Expenses	2,198.3	2,295.9

Income Before Income Tax	250.6	244.7

Income Tax
Current	60.4	57.0
Deferred	25.3	24.6

Total Income Tax	85.7	81.6

Net Income	$164.9	$163.1

Net Income Per Common Share
Basic	$0.50	$0.47
Assuming Dilution	$0.50	$0.46

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$36.3	$36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,546.9	2,516.9
Common Stock Activity	6.6	5.9

Balance at End of Period	2,553.5	2,522.8

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(958.2)	463.5
Change During Period	(121.8)	(193.8)

Balance at End of Period	(1,080.0)	269.7

Retained Earnings
Balance at Beginning of Year	5,527.1	5,077.4
Net Income	164.9	163.1
Dividends to Stockholders ($0.075 per common share)	(25.0)	(26.7)

Balance at End of Period	5,667.0	5,213.8

Treasury Stock
Balance at Beginning of Year	(754.2)	(54.2)
Purchases of Treasury Stock	—	(350.0)

Balance at End of Period	(754.2)	(404.2)

Total Stockholders’ Equity at End of Period	$6,422.6	$7,638.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$164.9	$163.1
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	58.3	(3.9)
Change in Deferred Acquisition Costs	(21.8)	(15.6)
Change in Insurance Reserves and Liabilities	82.2	190.6
Change in Income Tax Liabilities	91.4	49.5
Change in Other Accrued Liabilities	(103.1)	(116.8)
Non-cash Adjustments to Net Investment Income	(74.7)	(81.2)
Net Realized Investment Loss	64.6	68.5
Depreciation	17.6	16.2
Other, Net	11.5	4.0

Net Cash Provided by Operating Activities	290.9	274.4

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	107.8	478.8
Proceeds from Maturities of Available-for-Sale Securities	191.0	161.5
Proceeds from Sales and Maturities of Other Investments	45.8	99.6
Purchase of Available-for-Sale Securities	(970.9)	(748.2)
Purchase of Other Investments	(52.6)	(52.9)
Net Sales of Short-term Investments	426.3	91.5
Other, Net	(24.9)	(18.5)

Net Cash Provided (Used) by Investing Activities	(277.5)	11.8

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(0.6)	(7.4)
Net Short-term Debt Borrowings	16.4	—
Long-term Debt Repayments	(4.7)	(17.5)
Issuance of Common Stock	0.7	0.9
Dividends Paid to Stockholders	(25.0)	(26.7)
Purchases of Treasury Stock	—	(350.0)
Other, Net	0.1	0.2

Net Cash Used by Financing Activities	(13.1)	(400.5)

Effect of Foreign Exchange Rate Changes on Cash	(0.1)	—

Net Increase (Decrease) in Cash and Bank Deposits	0.2	(114.3)

Cash and Bank Deposits at Beginning of Year	49.9	199.1

Cash and Bank Deposits at End of Period	$50.1	$84.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)
Net Income	$164.9	$163.1

Other Comprehensive Loss
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax benefit of $130.7; $209.7)	(252.6)	(403.8)
Reclassification Adjustment for Net Realized Investment Loss (net of tax expense of $30.9; $0.9)	57.4	1.6
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(5.7); $16.8)	(10.7)	33.0
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense of $44.5; $84.7)	94.8	174.4
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $0.2)	(18.2)	(0.9)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $3.4; $0.9)	7.5	1.9

Total Other Comprehensive Loss	(121.8)	(193.8)

Comprehensive Income (Loss)	$43.1	$(30.7)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

March 31, 2009

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Pronouncements

Accounting Pronouncements Adopted:

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 amended our disclosures but had no effect on our financial position or results of operations.

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

Accounting Pronouncements Outstanding:

FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, was issued April 9, 2009. This FSP relates to fair value disclosures for financial instruments. Prior to issuing this FSP, fair values for certain financial instruments were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing both qualitative and quantitative information about fair values of financial instruments. The disclosures required by this FSP are required for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 effective April 1, 2009. The adoption will amend our disclosures but will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 2 - Accounting Pronouncements - Continued

FASB Staff Position No. FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued April 9, 2009. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when there is no active market or where the price inputs being used represent distressed sales. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 effective April 1, 2009. The adoption of this FSP is not expected to have a material effect on our financial position or results of operations.

FASB Staff Position No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, was issued April 9, 2009. This FSP amends the other-than-temporary impairment guidance for debt securities and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities, requiring that certain annual disclosures be made for interim periods. This FSP also requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. We have not yet determined the effect of adoption on our financial position or results of operations.

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

Note 3 - Fair Value Measurements

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

Unum Group and Subsidiaries

March 31, 2009

Note 3 - Fair Value Measurements - Continued

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in appropriate circumstances, provide a more appropriate fair value. During the first quarter of 2009, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2008. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

We use observable and unobservable inputs in measuring the fair value of our financial instruments. Inputs that may be used include the following:

•	Broker market maker prices and price levels

•	Trade Reporting and Compliance Engine (TRACE) pricing

•	Prices obtained from external pricing services

•	Benchmark yields (Treasury and swap curves)

•	Transactional data for new issuance and secondary trades

•	Security cash flows and structures

•	Recent issuance/supply

•	Sector and issuer level spreads

•	Credit ratings/maturity/weighted average life/seasoning/capital structure

•	Security optionality

•	Corporate actions

•	Underlying collateral

•	Prepayment speeds/loan performance/delinquencies

•	Public covenants

•	Comparative bond analysis

•	Derivative spreads

•	Third-party pricing sources

•	Relevant reports issued by analysts and rating agencies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 3 - Fair Value Measurements - Continued

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

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include broker market maker prices, TRACE pricing, prices obtained from external pricing services, and broker price levels. At March 31, 2009, approximately 15.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or using broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 84.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 68.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•

Approximately 6.2 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels based on observable market data or on TRACE prices for identical or similar assets absent current market activity. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 10.2 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. These inputs, along with our knowledge of the financial conditions and industry in which the issuer operates, will be considered in determining whether the price, as well as the change in price from quarter to quarter, are valid or require adjustment.

The parameters and inputs used to validate a price on a security may be adjusted for assumptions about risk and current market conditions on a quarter to quarter basis, as certain features may be more significant drivers of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 3 - Fair Value Measurements - Continued

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

The categorization of fair value measurements, by input level, is as follows:

	March 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities	$4,968.2	$26,753.5	$695.6	$32,417.3
Other Long-term Investments
Derivatives other than DIG Issue B36	—	328.0	—	328.0
Miscellaneous Long-term Investments	29.8	—	1.7	31.5

Liabilities
Other Liabilities
Derivatives other than DIG Issue B36	$—	$74.5	$—	$74.5
DIG Issue B36 Embedded Derivative	—	—	336.9	336.9

	December 31, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities	$3,026.0	$28,362.6	$745.5	$32,134.1
Other Long-term Investments
Derivatives other than DIG Issue B36	—	381.8	—	381.8
Miscellaneous Long-term Investments	33.6	0.5	1.5	35.6

Liabilities
Other Liabilities
Derivatives other than DIG Issue B36	$—	$79.4	$—	$79.4
DIG Issue B36 Embedded Derivative	—	—	360.5	360.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 3 - Fair Value Measurements - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 are as follows:

	Fixed Maturity Securities	DIG Issue B36 Derivative	Other Long-term Investments	Total
	(in millions of dollars)
Balance at December 31, 2008	$745.5	$(360.5)	$1.5	$386.5

Total Realized and Unrealized Gains (Losses)
Included in Earnings	—	23.6	(0.3)	23.3
Included in Other Comprehensive Income or Loss	9.5	—	—	9.5

Net Purchases and Sales	31.6	—	—	31.6

Level 3 Transfers
Into	160.1	—	0.5	160.6
Out of	(251.1)	—	—	(251.1)

Balance at March 31, 2009	$695.6	$(336.9)	$1.7	$360.4

Realized and unrealized investment gains and losses presented in the preceding table represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to the lack of an active and orderly market, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. The amount of gains for the three months ended March 31, 2009 which is included in earnings and is attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at March 31, 2009 was $23.6 million. This amount relates entirely to the change in fair value of an embedded derivative associated with a modified coinsurance arrangement which is reported as realized investment gains and losses, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.

Note 4 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Almost all hedging transactions are associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Our cash flow hedging programs are as follows:

•

Interest rate swaps are used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. The purpose of these swaps is to hedge the anticipated purchase of long-term bonds thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also have previously used interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

•

Foreign currency interest rate swaps are used to hedge the currency risk of certain foreign currency denominated long-term bonds owned for portfolio diversification and to hedge the currency risk associated with certain of the interest payments and debt repayments of the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. For long-term bonds, we agree to pay, at specified intervals, fixed rate foreign currency denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For debt issued, we agree to pay, at specified intervals, fixed rate foreign currency denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar denominated interest payment.

•

Options on forward interest rate swaps are used to hedge the interest rate risk on certain insurance liabilities with minimum interest rate guarantees. By purchasing options on interest rate swaps, we are able to lock in the minimum investment yields needed to meet the required interest rate guarantee on the insurance liabilities.

•

Forward treasury locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities. A forward treasury lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific U.S. Treasury bond at a future date at a pre-determined price.

•

Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the foreign currency risk associated with the certain of the debt repayments of the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

Our fair value hedging program is as follows:

•

Interest rate swaps are used to effectively convert certain of our fixed rate securities into floating rate securities which are used to fund our floating rate long-term debt. Under these swap agreements, we receive a variable rate of interest and pay a fixed rate of interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

Accounting for Derivatives

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

The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

•

Fair value hedge. Changes in the fair value of the derivative as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value. The gain or loss on the termination of an effective fair value hedge is recognized in current earnings as a component of net realized investment gain or loss.

•

Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings.

•

Cash flow hedge - foreign currency. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings as a component of net realized investment gain or loss in the same period or periods during which remeasurement of the hedged asset or liability affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective foreign currency exposure hedge is reported in other comprehensive income as part of the foreign currency translation adjustment and reclassified into earnings in the same period or periods during which remeasurement of the hedged asset or liability affects earnings.

Gains or losses on the termination of ineffective hedges are reported in current earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of subsequent to the termination of the hedging transaction, we reclassify any remaining gain or loss on the cash flow hedge out of accumulated other comprehensive income into current earnings as a component of the same income statement line item wherein we report the gain or loss on disposition of the hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

Our freestanding derivatives all qualify as hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and have been designated as either cash flow hedges or fair value hedges. We do not have any speculative positions in our freestanding derivatives. For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change. We report changes in the fair values of certain embedded derivatives as realized investment gains and losses during the period of change, as required under the provisions of DIG Issue B36.

In our consolidated balance sheets, we do not offset fair value amounts recognized for derivatives executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from those master netting agreements.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $66.5 million at March 31, 2009. As of March 31, 2009, we held cash collateral of $104.5 million from our counterparties. This unrestricted cash collateral is included in short-term investments and the associated obligation to return the collateral to our counterparties is included in other liabilities in the consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $105.0 million at March 31, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position as of March 31, 2009 is $74.5 million, for which we have posted collateral with a fair value of $57.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

During 2008, we terminated certain of our outstanding derivatives when the credit ratings of the counterparty fell below our internal investment policy guidelines. At the time of termination, the contracts were in a loss position of $39.1 million. Consistent with our collateralization agreement, we had previously posted securities as collateral. As of March 31, 2009, these securities, which had a fair value of $47.6 million, had not been returned to us by the counterparty. As a result, we had not paid the termination amount due to the counterparty. The amount payable to the counterparty is included in other liabilities in our consolidated balance sheets. We believe we will ultimately receive the value of our collateral, net of the termination amount owed, although the timing of the resolution is uncertain.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives for the three months ended March 31, 2009.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2008	$174.0	$931.8	$1,160.0	$266.3	$2,532.1
Additions	—	—	—	—	—
Terminations	—	0.1	100.0	—	100.1

Balance at March 31, 2009	$174.0	$931.7	$1,060.0	$266.3	$2,432.0

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at March 31, 2009, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$280.0	$240.0	$205.0	$185.0	$150.0	$1,060.0
Weighted Average Receive Rate	5.43%	5.67%	5.87%	6.49%	6.34%	5.88%
Weighted Average Pay Rate	1.19%	1.19%	1.19%	1.19%	1.19%	1.19%

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. We plan on terminating these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of March 31, 2009 and December 31, 2008, we had $1,060.0 million and $1,160.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

As of March 31, 2009 and December 31, 2008, we had $634.8 million and $634.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of March 31, 2009 and December 31, 2008, we had $296.9 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries.

We have invested in certain principal protected equity linked trust certificates that contain an embedded derivative with a notional amount of $50.0 million as of March 31, 2009 and December 31, 2008. This embedded derivative represents forward contracts that are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated future purchase of certain equity securities.

For the three months ended March 31, 2009, there was no material ineffectiveness related to our cash flow hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

As of March 31, 2009, we expect to amortize approximately $25.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and/or interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of March 31, 2009. Fluctuations in fair values of these derivatives between March 31, 2009 and the date of termination will vary our projected amortization. We also expect to reclassify amounts from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items. These amounts are not estimable.

As of March 31, 2009, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2009 and December 31, 2008, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the three months ended March 31, 2009, the $3.1 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $3.1 million on the related interest rate swaps.

For the three months ended March 31, 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

Derivatives Not Designated as Hedging Instruments

We have an embedded derivative in a modified coinsurance contract recognized under DIG Issue B36. DIG Issue B36 requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following table summarizes the location and amounts of derivative financial instrument fair values, as reported in our consolidated balance sheets at March 31, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$247.1	Other Liabilities	$29.3
Foreign Exchange Contracts	Other L-T Investments	80.9	Other Liabilities	45.2
Embedded Forward Contracts		—	Fixed Maturity Securities	124.0

Total		$328.0		$198.5

Not Designated as Hedging Instruments
DIG Issue B36 Embedded Derivative		$—	Other Liabilities	$336.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 4 - Derivative Financial Instruments - Continued

The following table summarizes the location and amounts of gains and losses for derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income (loss) for the three months ended March 31, 2009.

	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$27.0	$5.2	(1)	$—
Interest Rate Swaps	—	2.6	(2)	—
Foreign Exchange Contracts	20.6	13.6	(2)	—

Total	$47.6	$21.4		$—

(1)	Gain recognized in net investment income

(2)	Gain recognized in net realized investment loss

The following table summarizes the location and amount of gains for our Dig Issue B36 embedded derivative, which is not designated as a hedging instrument, for the three months ended March 31, 2009.

Gain Recognized in Income
(in millions of dollars)
Gain Recognized in Net Realized Investment Loss	$23.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 5 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Prior year results by segment have been reclassified to conform to modifications made to our reporting segments effective with the fourth quarter of 2008.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$438.1	$459.4
Group Short-term Disability	107.6	109.0
Group Life and Accidental Death & Dismemberment
Group Life	262.2	261.4
Accidental Death & Dismemberment	25.8	31.0
Supplemental and Voluntary
Individual Disability - Recently Issued	119.9	118.2
Long-term Care	148.0	141.3
Voluntary Benefits	124.7	110.1

	1,226.3	1,230.4

Unum UK
Group Long-term Disability	123.8	185.0
Group Life	31.5	45.5
Individual Disability	7.7	10.1

	163.0	240.6

Colonial Life
Accident, Sickness, and Disability	156.8	149.5
Life	41.2	38.5
Cancer and Critical Illness	55.4	52.4

	253.4	240.4

Individual Disability - Closed Block	229.6	238.4

Corporate and Other	0.5	0.7

Total	$1,872.8	$1,950.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 5 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended March 31, 2009

Total Premium Income	$1,226.3	$163.0	$253.4	$229.6	$0.5	$1,872.8
Net Investment Income	291.3	26.9	27.6	186.4	41.5	573.7
Other Income	31.6	0.6	0.1	26.9	7.8	67.0

Operating Revenue	$1,549.2	$190.5	$281.1	$442.9	$49.8	$2,513.5

Operating Income (Loss)	$183.6	$62.3	$70.9	$11.3	$(12.9)	$315.2

Three Months Ended March 31, 2008

Total Premium Income	$1,230.4	$240.6	$240.4	$238.4	$0.7	$1,950.5
Net Investment Income	276.0	42.5	25.9	190.9	56.1	591.4
Other Income	32.6	0.2	0.1	24.1	10.2	67.2

Operating Revenue	$1,539.0	$283.3	$266.4	$453.4	$67.0	$2,609.1

Operating Income	$158.3	$84.3	$67.4	$2.9	$0.3	$313.2

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)
Operating Revenue by Segment	$2,513.5	$2,609.1
Net Realized Investment Loss	(64.6)	(68.5)

Revenue	$2,448.9	$2,540.6

Operating Income by Segment	$315.2	$313.2
Net Realized Investment Loss	(64.6)	(68.5)
Income Tax	85.7	81.6

Net Income	$164.9	$163.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 5 - Segment Information - Continued

Assets by segment are as follows:

	March 31 2009	December 31 2008
	(in millions of dollars)
Unum US	$20,478.5	$20,440.9
Unum UK	2,570.5	2,865.4
Colonial Life	2,502.2	2,446.9
Individual Disability - Closed Block	14,111.2	14,353.0
Corporate and Other	9,517.1	9,311.2

Total	$49,179.5	$49,417.4

Note 6 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees for the three months ended March 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
Service Cost	$7.4	$7.2	$1.2	$2.1	$0.7	$0.8
Interest Cost	16.0	14.5	2.0	2.9	2.8	2.9
Expected Return on Plan Assets	(13.2)	(14.9)	(2.1)	(3.2)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	10.3	3.5	0.5	0.7	—	—
Prior Service Credit	(0.1)	(0.6)	—	—	(0.7)	(0.8)

Net Periodic Benefit Cost	$20.4	$9.7	$1.6	$2.5	$2.7	$2.7

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2009 and elected to make no voluntary contributions during the first quarter of 2009. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.3 million during the first quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 7 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2009	2008
	(in millions of dollars, except share data)
Numerator
Net Income	$164.9	$163.1

Denominator (000s)
Weighted Average Common Shares - Basic	330,804.8	350,719.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	159.7	746.2

Weighted Average Common Shares - Assuming Dilution	330,964.5	351,465.8

Net Income Per Common Share
Basic	$0.50	$0.47
Assuming Dilution	$0.50	$0.46

We use the treasury stock method to account for the effect of the purchase contract element of the outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options, the grant price of the nonvested stock awards, and/or the threshold stock price of performance restricted stock units.

The outstanding stock options have exercise prices ranging from $11.37 to $58.56, the nonvested stock awards have grant prices ranging from $10.59 to $26.25, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 8.9 million and 8.1 million shares of common stock for the three month periods ended March 31, 2009 and 2008, respectively.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

During 2007, Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock. In January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of Unum Group common stock. The remaining 9.8 million shares settled on May 29,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 7 - Stockholders’ Equity and Earnings Per Common Share - Continued

2008, with the price adjustment resulting in the delivery to us of approximately 0.9 million additional shares. These shares are included in treasury stock in our consolidated balance sheets.

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

Unless indicated otherwise in the descriptions below, reserves have not been established for litigation and contingencies. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 8 - Commitments and Contingent Liabilities - Continued

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

Court-ordered mediation has concluded with the settlement of all individual claims brought by seven of the fifteen named plaintiffs. An eighth plaintiff has subsequently resolved her claims through the process established under the claim reassessment process required by the 2004 and 2005 regulatory settlement agreements related to disability claims handling practices.

On January 12, 2009, in a two-to-one decision, the Sixth Circuit Court of Appeals reversed the District Court’s earlier ruling certifying a class. On January 26, 2009, the plaintiffs filed a petition for rehearing of this decision by the full Sixth Circuit. The District Court has yet to rule on our pending motions for judgment on the pleadings or for summary judgment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 8 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 8 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. The court has since granted our request that it enter a final and separate judgment on the two claims decided against us so that we can now file an appeal and has stayed further trial of the remaining claims.

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case is now being remanded to the district court, where we intend to contest both the request for class certification and the merits of the claims.

On May 16, 2008, we were added as a party to a case styled, Public Service Company of Colorado; P.S.R. Investments, Inc.; and Xcel Energy, Inc. v. Theodore J. Mallon; Transfinancial Corporation; and Provident Life and Accident Insurance Company, filed in the District Court, County of Boulder, State of Colorado, alleging among other things breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, fraudulent concealment, negligent misrepresentation and non-disclosure, fraud, civil conspiracy, violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and conspiracy to violate the Colorado Organized Crime Control Act. These claims arise from the sale of corporate-owned life insurance policies to Public Service Company of Colorado by Mallon in 1984 and 1985. These policies were reinsured to Reassure America Life Insurance Company, a subsidiary of Swiss Reinsurance Company, as of July 2000. In response to the complaint, we filed a motion to dismiss all counts of the complaint asserted against us. On October 22, 2008, the District Court granted in part and denied in part our motion to dismiss, thereby dismissing all claims against us for violation of the Colorado Consumer Protection Act, violation of the Colorado Organized Crime Control Act, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 8 - Commitments and Contingent Liabilities - Continued

conspiracy to violate the Colorado Organized Crime Control Act. The plaintiff has filed an amended complaint, and we have filed another motion to dismiss. We deny the allegations of the amended complaint and plan to vigorously contest them.

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

Note 9 - Other

Investments

We are the sole beneficiary of two special purpose entities which support our investment objectives and which are consolidated under the provisions of Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. One of these entities is a trust holding forward contracts to purchase unrelated equity securities. This trust also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. We have not previously provided financial or other support to this trust and do not anticipate any need to do so in the future. The fair values of the underlying forward and swap contracts equaled $44.8 million as of March 31, 2009, and are reported as fixed maturity securities in our consolidated balance sheets.

The second entity is a trust containing a highly rated bond for principal protection, non-redeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust is to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2009

Note 9 - Other - Continued

contractual notice from the partnerships. At March 31, 2009, we had commitments to fund approximately $1.9 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the first quarter of 2009 was de minimis. The fair values of the bond, non-redeemable preferred stock, and partnerships were $84.2 million, $0.3 million, and $10.3 million, respectively, as of March 31, 2009. The bonds are reported as fixed maturity securities, and the non-redeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets.

At December 31, 2008, we had a significant interest in, but were not the primary beneficiary of, a special purpose entity which was a collateralized bond obligation asset trust (CBO) in which we held interests in several of the tranches and for which we acted as investment manager of the underlying high-yield securities. This entity was a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO were limited to our investment in the entity. The fixed maturity securities were fully redeemed by the trust during the first quarter of 2009. We recognized no gain or loss on disposition of these securities.

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At March 31, 2009, the carrying value of fixed maturity securities posted as collateral to third parties under these programs was $119.0 million. See Note 4 for discussion of collateral posted to our derivatives counterparties.

Debt

During the three months ended March 31, 2009, we made principal payments of $2.2 million and $2.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $24.0 million of our 5.859% senior notes due May 2009.

At March 31, 2009, short-term debt consisted of $108.2 million 5.859% senior notes due May 2009 and $98.7 million of reverse repurchase agreements with a weighted average interest rate of 0.85 percent and a maturity date of April 6, 2009.

Income Tax

At March 31, 2009, we had a liability of $151.4 million for unrecognized tax benefits, of which $136.2 million is associated with deferred tax assets. The total unrecognized tax benefits that would impact the effective tax rate, if recognized, is $15.2 million. We do not believe that it is reasonably possible that our existing liability for unrecognized tax benefits will significantly change within the next 12 months. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of income were $1.4 million for the three month period ended March 31, 2009. In the first quarter of 2009, we had an initial appeals conference with the Internal Revenue Service for the years 2002 to 2004. We believe sufficient provision has been made for all proposed adjustments and that such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2009, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for the year then ended not presented herein, and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

April 28, 2009

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment and the Corporate and Other segment. These segments are discussed more fully under “Segment Results” contained in this Item 2.

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

We believe that we are a well positioned and competitive force in our sector. However, due to the nature of our business, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and the level of interest rates. Our business outlook recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years. Our outlook is responsive to our risk management framework and is consistent with our risk appetite. Although occurrence of one or more of the risk factors discussed in our 2008 annual report on Form 10-K may cause our results to differ from our outlook, we believe that our business outlook is built on sound operating plans that have been tested against many of the challenges presented by the current economic environment.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2008.

Executive Summary

We believe we have successfully developed an overall risk management structure that focuses on risk at all levels of our organization. Through our operational risk strategy, we are focused on delivering the highest quality customer experience and continuous improvement initiatives, which we believe will both reduce our future business volatility and strengthen our reputation. Through our insurance risk strategy, we have maintained our emphasis on pricing our business for profitable growth, and we have improved our risk profile through the development of a more balanced business mix across our product lines and the markets we serve. Through our investment risk strategy, we have managed our claim reserve discount rates relative to investment portfolio yield rates, reduced our exposure to high risk securities holdings, and avoided certain asset class problems. Through the implementation of our capital management risk strategy, we have strengthened our balance sheet and maintained financial flexibility which we believe will support our operations over various economic cycles. Collectively, these efforts will help us manage operational, insurance, and investment risk across our enterprise.

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

A discussion of our operating performance, investments, and capital follows.

Operating Performance

During the first quarter of 2009, Unum US reported an increase in segment operating income of 16.0 percent compared to the prior year first quarter. The group disability benefit ratio was 88.0 percent for the first quarter of 2009 compared to 91.0 percent for the prior year first quarter, consistent with our goal of continual profit margin improvement for this line of business. Unum US sales increased 3.5 percent in the first quarter of 2009 compared to the same period last year. Sales increased 16.1 percent over the prior year first quarter in our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, and the number of new accounts increased 28.6 percent. Our supplemental and voluntary sales increased 4.0 percent in the first quarter of 2009 compared to last year’s first quarter, with an 11.5 percent increase in voluntary sales offsetting a sales decline in the other supplemental and voluntary product lines. Sales in the group large case market segment decreased 16.0 percent compared to the prior year. New products and initiatives include significant technology investments in our underwriting and claim management systems; expansion of our Simply Unum platform and the next generation of products; an increase in our enrollment teams to build enrollment capacity; and investments in training, development, and expansion of our sales force.

Our Unum UK segment reported an increase in segment operating income of 1.6 percent for the first quarter of 2009, as measured in Unum UK’s local currency, relative to the same period last year. Although before-tax operating margins were higher than the level of last year’s first quarter, premium income declined due to a lower in-force block of group disability business from lower sales and persistency during 2008, affecting year over year operating income growth. Overall sales in Unum UK increased 44.7 percent in the first quarter of 2009 compared to the prior year first quarter, and group disability persistency improved over the level of last year’s first quarter. New initiatives include the relaunch of our group life product and the development of new products intended to further expand the group market in the U.K.

Our Colonial Life segment reported an increase in segment operating income of 5.2 percent in the first quarter of 2009 compared to the same period prior year. Colonial Life’s sales in this year’s first quarter were consistent with the level of last year, with sales in the commercial market segment for employee groups with between 100 and 500 lives increasing 13.4 percent, offset by sales declines within the commercial market segment to employee groups with less than 100 lives and those with greater than 2,000 lives. Sales in the public sector market increased 9.5 percent due primarily to sales growth in the local government and educator markets. The number of new accounts and the average new case size both increased over the prior year. New initiatives include additional investments in tools and capabilities to support the Colonial Life brand position; development of a new enrollment system and platform; and investments in growing and expanding the sales force with particular focus on recruiting, training, and sales incentives.

Investments

Our investment strategy continues to serve as an important component of our overall business performance. We are focused on both the quality of our investment portfolio and on investing new money in investments appropriate for our liabilities and with yields that will increase our portfolio yield. The weighted average credit rating of our portfolio was A3 as of the end of the first quarter of 2009. Our net investment income in the first quarter of 2009 was 3.0 percent below the level of the prior year’s first quarter due primarily to the weaker pound to dollar exchange rate, lower income on bonds in Unum UK for which interest income is linked to an inflation index, and lower interest rates on floating rate assets. Included in the first quarter of 2009 results are net realized investment losses from sales and write-downs of investments related primarily to fixed maturity securities in the media and automotive sectors that we either sold or considered other than temporarily impaired. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio. Further discussion is included in “Investments” contained in this Item 2.

Capital

The first priority of our capital management strategy is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our Company for improvements in its credit ratings. We have several financial targets, as specified in our 2008 annual report on Form 10-K, which we continue to use to guide our capital management decisions. These include targets for our risk-based capital, leverage, holding company cash and liquidity, and common stock dividend yield. At the end of the first quarter of 2009, all of our financial measurements for capital management continued to compare favorably to our target levels. See “Liquidity and Capital Resources” contained in this Item 2 for further detail.

First Quarter 2009 Significant Transactions and Events

Financing

During the first quarter of 2009, we made principal payments of $2.2 million and $2.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings), respectively. We also purchased and retired $24.0 million of our 5.859% senior notes due May 2009.

Accounting Pronouncements

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 amended our disclosures but had no effect on our financial position or results of operations.

FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, was issued April 9, 2009. This FSP relates to fair value disclosures for financial instruments. Prior to issuing this FSP, fair values for certain financial instruments were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing both qualitative and quantitative information about fair values of financial instruments. The disclosures required by this FSP are required for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 effective April 1, 2009. The adoption will amend our disclosures but will have no effect on our financial position or results of operations.

FASB Staff Position No. FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued April 9, 2009. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard No. 157, Fair Value Measurements, when there is no active market or where the price inputs being used represent distressed sales. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 effective April 1, 2009. The adoption of this FSP is not expected to have a material effect on our financial position or results of operations.

FASB Staff Position No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, was issued April 9, 2009. This FSP amends the other-than-temporary impairment guidance for debt securities and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities, requiring that certain annual disclosures be made for interim periods. This FSP also requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. We have not yet determined the effect of adoption on our financial position or results of operations.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first quarter of 2009.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Revenue
Premium Income	$1,872.8	(4.0)%	$1,950.5
Net Investment Income	573.7	(3.0)	591.4
Net Realized Investment Loss	(64.6)	(5.7)	(68.5)
Other Income	67.0	(0.3)	67.2

Total	2,448.9	(3.6)	2,540.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,575.7	(4.9)	1,656.9
Commissions	216.2	(1.2)	218.9
Interest and Debt Expense	32.6	(25.7)	43.9
Deferral of Acquisition Costs	(153.6)	5.5	(145.6)
Amortization of Deferred Acquisition Costs	131.8	1.4	130.0
Compensation Expense	190.1	2.3	185.9
Other Expenses	205.5	(0.2)	205.9

Total	2,198.3	(4.3)	2,295.9

Income Before Income Tax	250.6	2.4	244.7
Income Tax	85.7	5.0	81.6

Net Income	$164.9	1.1	$163.1

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.439 and 1.980 for the three months ended March 2009 and 2008, respectively. Our operating revenue and operating income by segment would have been higher in 2009 by approximately $73.1 million and $24.7 million, respectively, if the results for our U.K. operations had been translated at the comparable exchange rate for the first quarter of 2008. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income includes premium growth, relative to the prior year first quarter, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income, as expected, due primarily to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. Unum UK premium income, in local currency, declined in the first quarter of 2009 due to a decline in the inforce block of business resulting from lower persistency and sales in prior years in the group long-term disability line of business. Premium income in the Individual Disability – Closed Block segment decreased as expected in this closed block of business.

Net investment income was lower in the first quarter of 2009 relative to the prior year. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. We also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index, a small portion of which was offset by lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate assets, largely offset by lower interest expense on our floating rate debt. Somewhat mitigating the impact of these items is continued growth in the level of invested assets and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

We reported a net realized investment loss of $64.6 million in the first quarter of 2009 compared to a loss of $68.5 million in the comparable period of 2008. Included in 2009 realized investment losses are $88.2 million of net realized investment losses from sales and write-downs of investments. The 2009 losses relate primarily to fixed maturity securities that we either sold or considered other than temporarily impaired. Also reported as realized investment gains and losses is the change in the fair value of an embedded derivative, as required under the provisions of Statement of Financial Accounting Standards No. 133 Implementation Issue B36 (DIG Issue B36), Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposure That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments. During the first quarter of 2009, changes in the fair value of the embedded derivative resulted in net realized gains of $23.6 million compared to net realized losses of $64.1 million in the first quarter of 2008. The DIG Issue B36 gains and losses resulted primarily from a change in credit spreads in the overall investment market. See “Investments” contained in this Item 2 for further discussion.

The ratio of benefits and change in reserves for future benefits to premium income was 84.1 percent in the first quarter of 2009 compared to 84.9 percent in the comparable period of 2008, with continuing improved risk results in each of our segments and in most lines of business within the Unum US segment. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense for the first quarter of 2009 was lower than the prior year’s first quarter due primarily to lower levels of outstanding debt and lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs was higher in the first quarter of 2009 relative to the prior year comparable period due primarily to continued growth in certain of our product lines and the associated growth in deferrable expenses.

Operating expenses have increased year over year due primarily to an increase in our pension costs. We continue to aggressively manage our operating expenses as we seek to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Unum US
Fully Insured Products	$180.3	3.8%	$173.7
Administrative Services Only (ASO) Products	0.7	(41.7)	1.2

Total Unum US	181.0	3.5	174.9

Unum UK	19.6	4.8	18.7

Colonial Life	67.6	(0.1)	67.7

Individual Disability - Closed Block	0.4	(20.0)	0.5

Consolidated	$268.6	2.6	$261.8

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

We intend to continue with our disciplined approach to pricing and also with our strategy of developing a more balanced business mix. This strategy could result in a lower premium persistency or market share, particularly in the large case Unum US group market, but historically the profitability of business that terminates has generally been lower than the profitability of retained business. We do not anticipate any meaningful decline in the number of cases, or case persistency, for our Unum US group market on an aggregate basis.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2009	2008
Operating Revenue by Segment	$2,513.5	$2,609.1
Net Realized Investment Loss	(64.6)	(68.5)

Revenue	$2,448.9	$2,540.6

Operating Income by Segment	$315.2	$313.2
Net Realized Investment Loss	(64.6)	(68.5)
Income Tax	85.7	81.6

Net Income	$164.9	$163.1

In the following segment operating results discussions, prior year results by segment have been reclassified to conform to modifications made to our reporting segments effective with the fourth quarter of 2008 and discussed in our annual report on
Form 10-K for the year ended December 31, 2008.

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

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income	$1,226.3	(0.3)%	$1,230.4
Net Investment Income	291.3	5.5	276.0
Other Income	31.6	(3.1)	32.6

Total	1,549.2	0.7	1,539.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	972.6	(1.7)	989.9
Commissions	135.8	2.7	132.2
Interest and Debt Expense	0.8	(38.5)	1.3
Deferral of Acquisition Costs	(90.2)	11.2	(81.1)
Amortization of Deferred Acquisition Costs	78.8	(3.5)	81.7
Other Expenses	267.8	4.3	256.7

Total	1,365.6	(1.1)	1,380.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$183.6	16.0	$158.3

Unum US Sales

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$31.7	(12.2)%	$36.1
Group Short-term Disability	15.9	18.7	13.4
Group Life	31.8	17.3	27.1
AD&D	2.9	—	2.9

Subtotal	82.3	3.5	79.5

Supplemental and Voluntary
Individual Disability - Recently Issued	15.7	(4.8)	16.5
Group Long-term Care	7.0	(20.5)	8.8
Individual Long-term Care	1.5	(44.4)	2.7
Voluntary Benefits	73.8	11.5	66.2

Subtotal	98.0	4.0	94.2

Total Fully Insured Products	180.3	3.8	173.7

ASO Products	0.7	(41.7)	1.2

Total Sales	$181.0	3.5	$174.9

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$56.1	16.1%	$48.3
Large Case Market	26.2	(16.0)	31.2

Subtotal	82.3	3.5	79.5

Supplemental and Voluntary	98.0	4.0	94.2

Total Fully Insured Products	180.3	3.8	173.7

ASO Products	0.7	(41.7)	1.2

Total Sales	$181.0	3.5	$174.9

Unum US sales increased 3.5 percent in the first quarter of 2009 compared to the prior year first quarter. Our group core market segment, which we define for Unum US as employee groups with less than 2,000 lives, had a sales increase of 16.1 percent over the prior year, and the number of new accounts increased 28.6 percent. We had a sales mix of approximately 68 percent core market and 32 percent large case market in the first quarter of 2009, in line with our targeted 60 percent core/40 percent large case market distribution mix. Our supplemental and voluntary sales increased 4.0 percent in the first quarter of 2009 compared to the first quarter of 2008, with voluntary benefits sales increasing 11.5 percent. As expected, sales decreased for individual long-term care, which we have decided to discontinue selling effective in 2009. Sales of group long-term care declined due to a decline in new sales to existing group long-term care customers.

Sales in the group large case market segment declined 16.0 percent compared to the prior year first quarter. Sales for our individual disability line of business, of which approximately 92.0 percent are in the multi-life market, decreased 4.8 percent during the first quarter of 2009 compared to the first quarter of 2008. During the remainder of

2009 we will continue to focus on our group core market segment, group long-term care, and voluntary products market, as well as disciplined growth in our group large case and individual disability markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$438.1	(4.6)%	$459.4
Group Short-term Disability	107.6	(1.3)	109.0

Total Premium Income	545.7	(4.0)	568.4
Net Investment Income	156.5	(0.2)	156.8
Other Income	23.4	(4.1)	24.4

Total	725.6	(3.2)	749.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	480.4	(7.2)	517.4
Commissions	42.1	(1.6)	42.8
Interest and Debt Expense	0.8	(38.5)	1.3
Deferral of Acquisition Costs	(15.8)	9.7	(14.4)
Amortization of Deferred Acquisition Costs	16.9	(12.9)	19.4
Other Expenses	143.5	0.3	143.0

Total	667.9	(5.9)	709.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$57.7	43.9	$40.1

Operating Ratios (% of Premium Income):
Benefit Ratio	88.0%		91.0%
Other Expense Ratio	26.3%		25.2%
Before-tax Operating Income Ratio	10.6%		7.1%

Premium Persistency:
Group Long-term Disability	87.3%		87.6%
Group Short-term Disability	88.5%		82.4%

Case Persistency:
Group Long-term Disability	87.3%		88.8%
Group Short-term Disability	86.4%		87.3%

Premium income for group disability decreased in the first quarter of 2009 relative to the prior year first quarter, as expected, due primarily to our pricing, renewal, and risk selection strategy. Premium persistency improved for group short-term disability and was stable for group long-term disability relative to the first quarter of last year with improvements in the core segment and stable results for large case segment. Case persistency declined slightly due to a higher number of terminated cases in the smaller size case market within the core segment. These terminations did not affect premium persistency negatively to the degree they affected case persistency due to a lower average premium per terminated case. Net investment income was consistent with the level of last year’s first quarter, with a lower lever of prepayment income on commercial mortgage loans offsetting higher investment income due to the increase in the level of assets in the portfolio. Other income includes ASO fees of $16.1 million and $16.2 million for the first quarters of 2009 and 2008, respectively.

The benefit ratio for the first quarter of 2009 was lower than the benefit ratio for the prior year first quarter due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Paid claim incidence rates for both group long-term and short-term disability are lower than the prior year first quarter, with no unusual trends noted by sector or by case size. An increase in incidence rates for group short-term disability generally precedes an increase in long-term disability submitted incidence.

Interest and debt expense decreased from the prior year first quarter due to lower rates of interest on our floating rate debt issued by Tailwind Holdings and a decrease in the amount of outstanding debt resulting from principal payments made subsequent to the prior year first quarter.

The deferral of acquisition costs increased in comparison to the prior year first quarter due primarily to an increase in deferrable acquisition costs related to sales growth. Amortization was lower in the first quarter of 2009 relative to the prior year first quarter due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the first quarter of 2009 compared to the prior year first quarter due primarily to the decline in premium income.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Group Life	$262.2	0.3%	$261.4
Accidental Death & Dismemberment	25.8	(16.8)	31.0

Total Premium Income	288.0	(1.5)	292.4
Net Investment Income	31.0	(1.0)	31.3
Other Income	0.5	—	0.5

Total	319.5	(1.4)	324.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	201.1	0.9	199.3
Commissions	21.4	(0.9)	21.6
Deferral of Acquisition Costs	(11.9)	24.0	(9.6)
Amortization of Deferred Acquisition Costs	11.6	(15.3)	13.7
Other Expenses	49.0	11.9	43.8

Total	271.2	0.9	268.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$48.3	(12.8)	$55.4

Operating Ratios (% of Premium Income):
Benefit Ratio	69.8%		68.2%
Other Expense Ratio	17.0%		15.0%
Before-tax Operating Income Ratio	16.8%		18.9%

Premium Persistency:
Group Life	86.2%		84.3%
Accidental Death & Dismemberment	87.7%		86.3%

Case Persistency:
Group Life	87.5%		87.7%
Accidental Death & Dismemberment	87.4%		88.3%

Premium income for group life and accidental death and dismemberment decreased slightly in the first quarter of 2009 relative to the prior year first quarter due to a decline in accidental death and dismemberment premiums. Accidental death and dismemberment premium income was lower primarily due to a reinsurance agreement entered into effective January 1, 2009 to cede an $8.0 million annualized premium inforce block of business and also due to higher levels of policy terminations. Premium persistency overall improved, and case persistency was stable in comparison to the prior year first quarter. Net investment income decreased slightly relative to the first quarter of 2008 due to a decline in the level of assets supporting these lines of business and from a marginally lower yield on the portfolio due to lower yields on floating rate assets and the investment of new cash at a slightly lower yield than that of the existing portfolio.

The benefit ratio increased in the first quarter of 2009 due primarily to a higher average paid claim size for the group life product line.

The deferral of acquisition costs increased in the first quarter of 2009 due primarily to increased sales. Amortization of deferred acquisition costs was lower in the first quarter of 2009 relative to the prior year first quarter due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the first quarter of 2009 in comparison to the prior year first quarter due primarily to the decline in premium income as well as an increase in policy acquisition related costs associated with increased sales.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$119.9	1.4%	$118.2
Long-term Care	148.0	4.7	141.3
Voluntary Benefits	124.7	13.3	110.1

Total Premium Income	392.6	6.2	369.6
Net Investment Income	103.8	18.1	87.9
Other Income	7.7	—	7.7

Total	504.1	8.4	465.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	291.1	6.6	273.2
Commissions	72.3	6.6	67.8
Deferral of Acquisition Costs	(62.5)	9.5	(57.1)
Amortization of Deferred Acquisition Costs	50.3	3.5	48.6
Other Expenses	75.3	7.7	69.9

Total	426.5	6.0	402.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$77.6	23.6	$62.8

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.2%		52.6%
Long-term Care	107.4%		104.3%
Voluntary Benefits	55.8%		57.8%
Other Expense Ratio	19.2%		18.9%
Before-tax Operating Income Ratio	19.8%		17.0%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	34.3%		35.7%
Long-term Care	74.2%		74.7%

Premium Persistency:
Individual Disability - Recently Issued	90.4%		90.7%
Long-term Care	95.0%		95.2%
Voluntary Benefits	79.9%		80.1%

The increase in premium income for the first quarter of 2009 relative to the prior year first quarter is due to sales growth and stable persistency. Net investment income increased relative to the prior year first quarter primarily from growth in the level of assets supporting these lines of business and a higher yield on the portfolio due to the investment of new cash at higher yields than that of the existing portfolio.

The decrease in the interest adjusted loss ratio for the individual disability – recently issued line of business for the first quarter of 2009 relative to the prior year first quarter is due primarily to a higher claim recovery rate. The interest adjusted loss ratio for long-term care was slightly lower in the first quarter of 2009 than in the prior year first quarter due primarily to higher premium income, partially offset by an increase in claim incidence rates. The benefit ratio for voluntary benefits decreased in the first quarter of 2009 as compared to the prior year first quarter due primarily to higher premium income for the life line of business partially offset by a slightly higher rate of paid claim incidence for the disability line of business.

The increase in commissions, the deferral and amortization of acquisition costs, and other expenses relative to the prior year first quarter is due primarily to continued growth in these lines of business.

Segment Outlook

During the remainder of 2009, we will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We will seek to continue to improve our financial performance, driven primarily by our group disability line, with greater product diversification through our voluntary product growth. We will continue the expansion of our growth platform – our core group market, group long-term care, and voluntary lines of business. Our growth strategy includes offering a broad selection of benefits which provide cost predictability and stability over the long term for our clients through employee funding and defined employer contribution programs. We will seek to leverage capabilities being developed in our growth platform with our large case clients. We will focus on continued innovation for all of our customers and sales force, including the completion of our Simply Unum platform to be effective for larger employers.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. The current downturn may lead to a similar pattern of claim incidence or recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. Although we did not experience higher disability claims incidence during the first quarter of 2009, our outlook for the remainder of 2009 reflects slightly higher incidence as a result of the economic environment. We believe our benefit ratio for group disability will be favorable, on a full year comparison, relative to the level of 2008.

We have not yet experienced an impact on premium growth from the uncertain economic environment, but we may experience lower premium growth due to unfavorable persistency of existing cases or lower sales, particularly if customers elect to delay expansion of existing benefits in today’s environment or if there is a significant reduction in the number of covered employees. We expect continued volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for operating results for 2009 is continued growth in our group disability and voluntary and supplemental lines of business and flat operating results relative to 2008 for our group life and accidental death and dismemberment line of business.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$123.8	(33.1)%	$185.0
Group Life	31.5	(30.8)	45.5
Individual Disability	7.7	(23.8)	10.1

Total Premium Income	163.0	(32.3)	240.6
Net Investment Income	26.9	(36.7)	42.5
Other Income	0.6	200.0	0.2

Total	190.5	(32.8)	283.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	86.8	(37.0)	137.8
Commissions	10.6	(38.0)	17.1
Deferral of Acquisition Costs	(6.1)	(29.1)	(8.6)
Amortization of Deferred Acquisition Costs	7.1	(4.1)	7.4
Other Expenses	29.8	(34.2)	45.3

Total	128.2	(35.6)	199.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$62.3	(26.1)	$84.3

Operating Ratios (% of Premium Income):
Benefit Ratio	53.3%		57.3%
Other Expense Ratio	18.3%		18.8%
Before-tax Operating Income Ratio	38.2%		35.0%

Premium Persistency:
Group Long-term Disability	90.8%		84.5%
Group Life	74.5%		84.3%
Individual Disability	86.7%		90.6%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, as occurred during the first quarter of 2009 relative to the first quarter of 2008, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating into dollars increases current period results in relation to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	£86.2	(7.8)%	£93.5
Group Life	21.9	(4.8)	23.0
Individual Disability	5.4	5.9	5.1

Total Premium Income	113.5	(6.7)	121.6
Net Investment Income	18.7	(13.0)	21.5
Other Income	0.4	N.M.	0.1

Total	132.6	(7.4)	143.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	60.4	(13.3)	69.7
Commissions	7.3	(15.1)	8.6
Deferral of Acquisition Costs	(4.2)	(4.5)	(4.4)
Amortization of Deferred Acquisition Costs	4.9	28.9	3.8
Other Expenses	20.9	(8.7)	22.9

Total	89.3	(11.2)	100.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£43.3	1.6	£42.6

Weighted Average Pound/Dollar Exchange Rate	1.439		1.980

N.M. = not a meaningful percentage

Premium income decreased in the first quarter of 2009 relative to the prior year first quarter due primarily to a decline in group long-term disability resulting from a lower in-force block of business due to lower sales and persistency during 2008. Net investment income decreased in the first quarter of 2009 relative to the prior year first quarter due primarily to a reduction in inflation which reduced the return on inflation index-linked bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group long-term disability policies that provide for inflation linked increases in disability benefits. Partially offsetting the decrease in net investment income is a decrease in the claim payments and reserves related to the inflation index-linked group long-term disability policies, as further discussed below.

The lower benefit ratio in the first quarter of 2009 in comparison to the prior year first quarter was primarily due to a decline in the level of claim incidence for group long-term disability and the impact of lower inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature as discussed above. Partially offsetting these items is a higher rate of incidence in the group life line of business.

Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds is not directly offset in the short-term by lower claim payments and reserves, either in the same period or by the same amount. The timing for reset of interest income and benefit payments differs, both as to when benefits and investments are contractually reset and which historical retail price index period is used for the reset. In addition, benefits reset to a higher payment when the rate of inflation increases but are not reset to a lower payment due to a decrease in the rate of inflation, whereas investment income on the inflation index-linked bonds can fluctuate either positively or negatively depending on the movement in the inflation rate. We expect the trend of lower investment income and lower benefits may continue throughout the remainder of 2009 due to the current expectation that inflation in the U.K. will move below target. Timing differences for reset may introduce more volatility.

The increase in amortization of acquisition costs in the first quarter of 2009 relative to the prior year first quarter is due primarily to an increase in amortization related to internal replacement transactions.

The other expense ratio decreased during the first quarter of 2009 in comparison with the prior year first quarter due primarily to expense savings as a result of the implementation of a disciplined cost management process during the fourth quarter of 2008 as well as delayed development expenses. This disciplined cost management process is intended to continue to reduce our operating expenses in the future by implementing expense efficiencies and aligning expenses with premium growth.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended March 31
	2009	% Change	2008
Group Long-term Disability	$16.3	10.1%	$14.8
Group Life	2.1	—	2.1
Individual Disability	1.2	(33.3)	1.8

Total Sales	$19.6	4.8	$18.7

Group Long-term Disability	£11.3	52.7%	£7.4
Group Life	1.5	36.4	1.1
Individual Disability	0.8	(11.1)	0.9

Total Sales	£13.6	44.7	£9.4

Sales in Unum UK increased in first quarter of 2009 compared to the prior year first quarter primarily due to sales growth for the group long-term disability product line. Sales growth in the large case market, which we define for Unum UK as employee groups with 500 or more lives, offset year over year declines in the core market segment.

Segment Outlook

Throughout the remainder of 2009, we will continue our commitment to our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong leadership position in the U.K, but in the current competitive market we have a cautious outlook for premium growth. We are exploring additional market opportunities to expand our growth in the group market through new product offerings. We continue to make progress on our initiative to provide the U.K. market with industry leading services, processes, systems, and operational capability.

Regarding the current economic downturn, as of the end of the first quarter of 2009, we had not yet experienced any significant deterioration in disability claims incidence or claim recoveries. The more likely impact of a softer economic environment is on premium growth, which could be further impacted by a prolonged competitive pricing environment. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results. We expect that our results for 2009, when translated into dollars for consolidated reporting, will compare unfavorably to 2008 due to the weakening of the pound.

Our outlook for the remainder of 2009 is for the continuance of high levels of profitability, in local currency, despite the weaker economy and the expected decrease in net investment income related to the inflation index-linked bonds as previously discussed. We believe the implementation of our disciplined cost management process will reduce our operating expenses relative to premium income throughout 2009. We expect our profit margins will continue to be strong as we invest in new growth opportunities.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$156.8	4.9%	$149.5
Life	41.2	7.0	38.5
Cancer and Critical Illness	55.4	5.7	52.4

Total Premium Income	253.4	5.4	240.4
Net Investment Income	27.6	6.6	25.9
Other Income	0.1	—	0.1

Total	281.1	5.5	266.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	117.3	3.3	113.5
Commissions	54.3	2.3	53.1
Deferral of Acquisition Costs	(57.3)	2.5	(55.9)
Amortization of Deferred Acquisition Costs	45.9	12.2	40.9
Other Expenses	50.0	5.5	47.4

Total	210.2	5.6	199.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$70.9	5.2	$67.4

Operating Ratios (% of Premium Income):
Benefit Ratio	46.3%		47.2%
Other Expense Ratio	19.7%		19.7%
Before-tax Operating Income Ratio	28.0%		28.0%

Premium Persistency:
Accident, Sickness, and Disability	74.1%		76.0%
Life	84.9%		84.5%
Cancer and Critical Illness	83.4%		83.8%

Growth in premium income for the first quarter of 2009 compared to the prior year first quarter was attributable primarily to sales growth and stable persistency. Net investment income increased in the first quarter of 2009 in comparison to the prior year first quarter due primarily to growth in the level of assets supporting these lines of business and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The benefit ratio for this segment decreased in the first quarter of 2009 in comparison to the prior year first quarter due primarily to favorable risk experience in the life and cancer and critical illness lines of business offset somewhat by a higher benefit ratio in the accident, sickness, and disability line of business. The life line of business benefit ratio was lower in the first quarter of 2009 relative to the prior year first quarter due to a lower level of death claims and a lower average claim cost. The cancer and critical illness product line reported a lower benefit ratio in the first quarter of 2009 relative to the prior year first quarter due primarily to favorable claim experience associated with the older cancer products. The increase in the benefit ratio in the accident, sickness, and disability lines of business resulted primarily from a slight increase in claim incidence rates relative to the favorable experience of last year.

The amortization of deferred acquisition costs related to certain of our interest-sensitive policies was higher in the first quarter of 2009 due to unfavorable persistency on one large policyholder account. The other expense ratio for the first quarter of 2009 was consistent with the prior year first quarter due to our continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Accident, Sickness, and Disability	$44.4	1.1%	$43.9
Life	13.0	(3.7)	13.5
Cancer and Critical Illness	10.2	(1.0)	10.3

Total Sales	$67.6	(0.1)	$67.7

Colonial Life’s overall sales in the first quarter of 2009 were consistent with the level of the prior year. Sales increases in the commercial market segment for employee groups with between 100 and 500 lives and in the public sector markets for local government and educator market segments were offset by a decrease in sales in the commercial market segment for employee groups with less than 100 lives and employee groups in excess of 2,000 lives. The number of new accounts and the average new case size both increased over the prior year first quarter.

Segment Outlook

During the remainder of 2009, we will continue with our commitment to fostering our risk management culture while we seek to further expand our distribution through recruiting, development, and training programs. We intend to focus our marketing resources on both existing accounts and new employers to maintain our in-force premium and generate sales opportunities. We believe sales and premium growth will be driven by the growth and productivity of our agency sales system, as well as continued product and brand development. We will also continue our collaboration with our Unum US business partners for marketing and product development opportunities.

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first quarter of 2009, we did not experience a significant increase in claim incidence levels in the aggregate or in any particular market sector. We expect to experience some near term impact on sales and premium growth if current economic conditions affect the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for the remainder of 2009 is for the continuance of high levels of profitability in this segment, but with margins decreasing modestly over time as the benefit ratio returns to more historic levels. Premium growth in the remainder of 2009 is expected to be slightly less than the comparable time period for 2008 due to slower sales trends.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income	$229.6	(3.7)%	$238.4
Net Investment Income	186.4	(2.4)	190.9
Other Income	26.9	11.6	24.1

Total	442.9	(2.3)	453.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	376.2	(2.9)	387.5
Commissions	15.3	(5.0)	16.1
Interest and Debt Expense	5.8	(46.8)	10.9
Other Expenses	34.3	(4.7)	36.0

Total	431.6	(4.2)	450.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$11.3	N.M.	$2.9

Interest Adjusted Loss Ratio	81.2%		82.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.9%		15.1%
Before-tax Operating Income Ratio	4.9%		1.2%

Premium Persistency	93.7%		94.1%

N.M. = not a meaningful percentage

The decrease in premium income for the first quarter of 2009 relative to the prior year first quarter is due to the expected run-off of this block of closed business due to persistency and policy maturities. Net investment income decreased in the first quarter of 2009 compared to the prior year first quarter due primarily to lower interest rates on floating rate assets as well as a lower level of assets supporting this closed block of business and a decline in the portfolio yield for this segment.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased compared to the prior year first quarter due to favorable experience in the reinsured blocks.

Interest and debt expense decreased from the prior year first quarter due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal payments made subsequent to the prior year first quarter.

The interest adjusted loss ratio was lower in the first quarter of 2009 compared to the prior year first quarter due primarily to lower average size of new claims and fewer reopened claims.

Segment Outlook

We expect that this segment may experience volatility in net investment income due to the variability in interest rates on floating rate assets and also due to a reduced level of bond call premiums relative to historical levels. A portion of the volatility in interest income will be offset by commensurate changes in the interest expense on our floating rate debt.

We expect that operating revenue and income will decline over time as this closed block of business winds down. We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible, however, that variability in our reserve assumptions could result in a material impact on our reserve levels.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2009	% Change	2008
Operating Revenue
Premium Income	$0.5	(28.6)%	$0.7
Net Investment Income	41.5	(26.0)	56.1
Other Income	7.8	(23.5)	10.2

Total	49.8	(25.7)	67.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	22.8	(19.1)	28.2
Commissions	0.2	(50.0)	0.4
Interest and Debt Expense	26.0	(18.0)	31.7
Other Expenses	13.7	114.1	6.4

Total	62.7	(6.0)	66.7

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(12.9)	N.M.	$0.3

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $17.8 million in the first quarter of 2009 compared to $32.4 million in the prior year first quarter. Operating losses were $21.6 million in the first quarter of 2009 compared to $3.6 million in the prior year first quarter.

The decrease in operating revenue in the first quarter of 2009 compared to the prior year first quarter is due primarily to a decrease in net investment income resulting from lower levels of assets. During the first quarter of 2008, we held excess holding company investments pending the deployment to other uses.

Interest and debt expense declined in the first quarter of 2009 relative to the prior year first quarter due primarily to lower levels of outstanding debt.

Other expenses were $13.4 million in the first quarter of 2009 compared to $4.3 million in the first quarter of 2008. The increase is due to primarily to increased first quarter of 2009 pension costs of approximately $10.4 million.

Insurance Product Results

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. During the first quarters of 2009 and 2008, this line of business reported operating losses of $0.8 million and $2.5 million, respectively.

Individual Life and Corporate-Owned Life

During 2000, we reinsured substantially all of our individual life and corporate-owned life insurance blocks of business. The gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. Total operating revenue for individual life and corporate-owned life insurance was $7.7 million and $8.3 million in the first quarters of 2009 and 2008, respectively. Operating income for the same periods was $6.6 million and $6.8 million.

Other

Group pension, health insurance, individual annuities, and other closed lines of business had combined operating revenue of $23.3 million in the first quarter of 2009 and $24.3 million in the first quarter of 2008. These closed lines of business had combined operating income of $2.9 million in the first quarter of 2009 compared to a combined operating loss of $0.4 million in the prior year first quarter.

Segment Outlook

Specific defaults within our investment portfolio are unforeseeable. We have tested whether our capital plan for the remainder of 2009 has sufficient cushion to absorb possible losses. Because we currently have a margin of excess holding company liquidity and statutory capital above our capital management target guidelines, we believe we are well positioned for the economic downturn. It is possible, however, that defaults in our investment portfolio will result in realized investment losses, reduced net investment income, and lower statutory capital. Depending on the magnitude of defaults, we may need to seek additional external financing above the level anticipated in our current capital outlook.

We expect our annual 2009 pension costs to be approximately $42.5 million higher than the level of 2008. This increase in expense is being charged to our Corporate and Other segment.

Investments

Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities, and the portfolio is matched with liabilities so as to eliminate as much as possible our exposure to changes in the overall level of interest rates. Changes in interest rates may affect the amount and timing of cash flows.

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

We believe that our investment portfolio is positioned to moderate the potential impact of an economic slowdown on our financial position or operating results. Our portfolio is well diversified by type of investment and industry sector. Over the past few years, we have actively reduced our exposure to below-investment-grade fixed maturity securities, although additional downgrades may occur during an economic slowdown. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur.

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At March 31, 2009, we held $17.9 million fair value ($17.8 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $151.2 million fair value ($173.2 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $205.1 million fair value ($486.5 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment philosophy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Investment Results

Our net investment income in the first quarter of 2009 was $573.7 million, a decrease of 3.0 percent relative to the prior year’s first quarter due primarily to the weaker pound to dollar exchange rate, lower income on bonds in Unum UK for which interest income is linked to an inflation index, and lower interest rates on floating rate assets. Somewhat mitigating the impact of these items is continued growth in the level of invested assets and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.74 percent as of March 31, 2009, and the weighted average credit rating was A3. This compares to a yield of 6.72 percent as of December 31, 2008 and a weighted average credit rating of A2. At March 31, 2009, the weighted average duration of our policyholder liability portfolio was approximately 6.80 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 6.44 years.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)

	Three Months Ended March 31
	2009	2008
Gross Realized Investment Gain from Sales	$5.3	$23.7

Gross Realized Investment Loss
Write-downs	76.6	11.3
Sales	16.9	16.8

Total	93.5	28.1

Change in Fair Value of DIG Issue B36 Derivative	23.6	(64.1)

Net Realized Investment Loss	$64.6	$68.5

Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

•

During the first quarter of 2009, we recognized an other than temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations have weakened materially in the first quarter 2009, as well as the continued weakness in the economy, have led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first quarter of 2009, we recognized an other than temporary impairment loss of $20.1 million on securities issued by a large specialty chemical company. The company reported fourth quarter 2008 earnings that were weaker than expected, which limited its prospects of refinancing its 2009 debt maturities. The company had been pursuing asset sales to raise cash but was unable to do so in time to avoid a financial restructuring. During the first quarter of 2009, the company filed for bankruptcy protection. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During the first quarter of 2009, we recognized an other than temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production has decreased dramatically in recent quarters, with the expectation of further production cuts in future quarters. The U.S. government has made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faces increased challenges. While the company recently obtained covenant relief from its banks and has no major debt payments due until 2011, in March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•

During the first quarter of 2009, we recognized a loss of $14.2 on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

We had no individual realized investment losses $10.0 million or greater from other than temporary impairments or from the sale of fixed maturity securities during the first quarter of 2008.

Change in Fair Value of DIG Issue B36 Derivative

We report changes in the fair value of an embedded derivative in a modified coinsurance arrangement as realized investment gains and losses, as required under the provisions of DIG Issue B36. The DIG Issue B36 gains and losses recognized during the first quarters of 2009 and 2008 resulted primarily from a change in credit spreads in the overall investment market. DIG Issue B36 requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view DIG Issue B36 as a reporting requirement that will not result in a permanent reduction of assets or stockholders’ equity. The fair value of this embedded derivative was $(336.9) million at March 31, 2009 compared to $(360.5) million at December 31, 2008 and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

Fixed maturity securities at March 31, 2009, included $32.4 billion, or 99.8 percent, of bonds and $57.6 million, or 0.2 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity bond portfolio and the associated unrealized gains and losses.

Fixed Maturity Bonds – By Industry Classification

As of March 31, 2009

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Bonds with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$1,769.0	$(337.1)	$1,378.9	$355.2	$390.1	$18.1
Canadian	249.0	54.5	—	—	249.0	54.5
Capital Goods	2,590.9	(337.5)	1,745.9	403.2	845.0	65.7
Communications	1,992.5	(185.2)	1,198.4	236.0	794.1	50.8
Consumer Cyclical	1,122.2	(308.4)	941.5	322.4	180.7	14.0
Consumer Non-Cyclical	4,465.5	(156.4)	2,565.2	281.9	1,900.3	125.5
Energy (Oil & Gas)	2,409.1	(167.0)	1,314.3	245.0	1,094.8	78.0
Financial Institutions	2,424.7	(722.7)	2,235.2	732.8	189.5	10.1
Mortgage/Asset-Backed	3,965.4	314.5	338.0	28.7	3,627.4	343.2
Sovereigns	968.1	55.5	303.7	8.7	664.4	64.2
Technology	636.8	(83.9)	441.9	99.6	194.9	15.7
Transportation	878.4	(30.4)	444.4	60.4	434.0	30.0
U.S. Government Agencies and Municipalities	1,815.3	82.5	748.9	82.3	1,066.4	164.8
Utilities	7,072.8	(656.6)	4,981.8	782.7	2,091.0	126.1

Total	$32,359.7	$(2,478.2)	$18,638.1	$3,638.9	$13,721.6	$1,160.7

Of the $3,638.9 million in gross unrealized losses on fixed maturity bonds at March 31, 2009, $2,917.7 million, or 80.2 percent, are related to investment-grade fixed maturity bonds. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

The gross unrealized loss on below-investment-grade fixed maturity bonds was $721.2 million at March 31, 2009, or 19.8 percent, of the total gross unrealized loss on fixed maturity bonds. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns. The credit component of an unrealized loss on below-investment-grade fixed maturity securities is normally a larger portion of the unrealized loss than is the case for investment-grade fixed maturity securities.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	The probability of recovering principal and interest.

•	Our ability and intent to retain the security for a sufficient period of time for it to recover.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency and governmental actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Changes in fair value subsequent to the balance sheet date.

•	Any other key measures for the related security.

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. While determining other than temporary impairments is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other than temporary impairment.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period to the extent of the decline in value. For those fixed maturity securities with an unrealized loss and on which we have not recorded an impairment write-down, we believe that the decline in fair value below amortized cost is temporary and that we will recover principal and interest. We have the ability and intent to hold these securities to the earlier of recovery or maturity.

There have been no defaults in the repayment obligations of any securities for which we have not recorded an other than temporary impairment.

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

The following table is a distribution of the maturity dates for fixed maturity bonds in an unrealized loss position at March 31, 2009.

Fixed Maturity Bonds – By Maturity

As of March 31, 2009

(in millions of dollars)
	Fair Value of Bonds with Gross Unrealized Loss	Gross Unrealized Loss
Due in 1 year or less	$98.1	$6.2
Due after 1 year up to 5 years	1,989.2	210.0
Due after 5 years up to 10 years	6,009.5	1,138.4
Due after 10 years	10,203.3	2,255.6

Subtotal	18,300.1	3,610.2
Mortgage/Asset-Backed Securities	338.0	28.7

Total	$18,638.1	$3,638.9

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity bonds had been in a gross unrealized loss position as of March 31, 2009 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2009. As is shown in the time period progression, the elevated level of unrealized losses began during the third and fourth quarters of 2008. The increase in unrealized losses during the third and fourth quarters of 2008 results primarily from the significant widening of credit spreads that occurred in the overall market. The increase in unrealized losses on our fixed maturity bonds during the first quarter of 2009 results partially from the reclassification of certain hybrid securities from fixed maturity redeemable preferred stocks to fixed maturity bonds due to a regulatory reporting change imposed on all U.S. insurance subsidiaries. These securities, which are now reported as fixed maturity bonds, had a fair value of $114.8 million and an unrealized loss of $164.1 million at March 31, 2009.

Unrealized Loss on Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2009

(in millions of dollars)
	2009	2008
	March 31	December 31	September 30	June 30	March 31
Fair value < 100% >= 70% of amortized cost

<= 90	$95.2	$171.3	$286.8	$95.8	$110.7
> 90 < 180	107.7	335.1	223.2	108.7	23.5
> 180 < 270	321.8	271.8	215.9	24.4	29.7
> 270 < 1 year	270.2	292.9	50.7	23.9	85.3
> 1 year < 2 years	598.8	461.4	449.7	265.4	161.6
> 2 years < 3 years	247.7	196.7	477.7	479.6	403.0
> 3 years	455.9	404.2	389.9	125.1	113.1

Sub-total	2,097.3	2,133.4	2,093.9	1,122.9	926.9

Fair value < 70% >= 40% of amortized cost

<= 90	4.1	—	4.8	—	—
> 90 < 180	2.1	1.6	1.2	—	—
> 180 <= 270	29.3	35.7	18.5	—	—
> 270 <= 1 year	25.3	68.9	—	—	—
> 1 year <= 2 years	197.6	209.6	54.3	—	—
> 2 years <= 3 years	172.9	57.9	36.3	5.6	0.6
> 3 years	275.2	162.0	55.2	48.3	31.6

Sub-total	706.5	535.7	170.3	53.9	32.2

Fair Value < 40%

> 270 <= 1 year	—	6.3	—	—	—
> 1 year <= 2 years	43.8	31.3	—	—	—
> 2 years <= 3 years	61.7	11.7	—	—	—
> 3 years	8.4	0.6	—	—	—

Sub-total	113.9	49.9	—	—	—

Total	$2,917.7	$2,719.0	$2,264.2	$1,176.8	$959.1

Unrealized Loss on Below-Investment-Grade Fixed Maturity Bonds

Length of Time in Unrealized Loss Position

As of March 31, 2009

(in millions of dollars)
	2009	2008
	March 31	December 31	September 30	June 30	March 31
Fair value < 100% >= 70% of amortized cost

<= 90	$0.7	$25.6	$11.5	$2.7	$7.9
> 90 < 180	18.5	48.7	10.5	8.8	8.1
> 180 < 270	37.9	42.2	27.6	12.5	22.5
> 270 < 1 year	36.9	16.3	19.4	12.6	30.4
> 1 year < 2 years	62.5	39.8	88.7	46.0	23.9
> 2 years < 3 years	7.0	0.4	14.5	31.1	38.4
> 3 years	20.7	26.6	30.1	37.6	12.0

Sub-total	184.2	199.6	202.3	151.3	143.2

Fair value < 70% >= 40% of amortized cost

> 90 < 180	23.1	17.5	—	2.2	—
> 180 <= 270	16.8	32.3	2.6	—	1.6
> 270 <= 1 year	37.9	18.4	3.5	13.9	13.8
> 1 year <= 2 years	197.7	160.8	19.9	7.5	—
> 2 years <= 3 years	36.1	28.1	8.4	25.0	39.2
> 3 years	29.3	67.5	54.7	22.0	10.5

Sub-total	340.9	324.6	89.1	70.6	65.1

Fair Value < = 40%

> 180 <= 270	—	6.2	—	—	—
> 270 <= 1 year	2.7	15.3	—	—	—
> 1 year <= 2 years	73.2	26.8	36.5	—	—
> 2 years <= 3 years	28.8	37.1	21.8	—	—
> 3 years	91.4	45.5	28.6	—	—

Sub-total	196.1	130.9	86.9	—	—

Total	$721.2	$655.1	$378.3	$221.9	$208.3

As of March 31, 2009, we held 121 fixed maturity securities with a gross unrealized loss of $10.0 million or greater, as shown in the chart below.

Gross Unrealized Losses on Fixed Maturity Securities

$10.0 Million or Greater

As of March 31, 2009

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

Financial Institutions	$1,098.5	$475.1	23
Utilities	1,759.7	399.0	27
Capital Goods	651.3	183.5	12
Basic Industry	273.0	128.2	6
Energy	463.5	121.7	7
Consumer Non-Cyclical	529.5	112.8	8
Communications	329.2	105.0	7
Consumer Cyclical	188.5	90.7	5
U.S. Government Agencies	563.9	70.7	1
Transportation	142.7	33.0	2
Technology	38.0	11.9	1

Total	$6,037.8	$1,731.6	99

Below-Investment-Grade

Financial Institutions	$99.6	$106.9	4
Consumer Cyclical	68.2	92.9	4
Basic Industry	102.9	80.6	5
Capital Goods	51.6	45.4	2
Utilities	111.1	35.3	2
Technology	21.7	35.1	3
Communications	57.2	32.1	2

Total	$512.3	$428.3	22

Gross Unrealized Losses on Fixed Maturity Securities

$20.0 Million or Greater

As of March 31, 2009

(in millions of dollars)
Fixed Maturity Bonds	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Energy Company	$80.5	$20.7	> 180 <= 270
Principal Protected Equity Linked Trust Certificates	44.8	35.8	> 270 <= 1 year
Global Building Materials Company	41.4	26.7	> 1 year <= 2 years
Spanish Utility Company	109.1	25.1	> 1 year <= 2 years
U.S. Retail Company	50.8	24.3	> 1 year <= 2 years
U.S. Forest Products Company	56.0	22.0	> 1 year <= 2 years
Swiss Financial Services Company	20.3	21.0	> 1 year <= 2 years
Canadian Energy Company	49.4	20.1	> 1 year <= 2 years
U.K. Financial Institution	28.9	46.0	> 2 years <= 3 years
U.S. Insurance and Financial Services Company	15.5	37.7	> 2 years <= 3 years
U.S. Metals Company	51.8	33.7	> 2 years <= 3 years
U.S. Retail Company	35.2	25.3	> 2 years <= 3 years
Global Building Materials Company	65.8	24.0	> 2 years <= 3 years
U.S. Conglomerate	104.6	23.3	> 2 years <= 3 years
Canadian Railroad Company	72.9	21.6	> 2 years <= 3 years
U.S. Government Sponsored Mortgage Funding Company	563.9	70.7	> 3 years
Dutch Financial Institution	35.4	32.6	> 3 years
Dutch Financial Services Company	40.6	32.4	> 3 years
U.S. Financial Institution	128.5	31.3	> 3 years	(1)
U.S. Media Conglomerate	41.5	31.2	> 3 years
Canadian Metals Company	71.4	29.5	> 3 years
U.S. Financial Institution	115.9	24.9	> 3 years
U.S. Electric Utility Company	58.5	21.7	> 3 years
U.S. Electric Utility Company	58.1	21.1	> 3 years
Global Construction Equipment Company	81.8	20.5	> 3 years
U.S. Utility Company	29.9	20.4	> 3 years
U.S. Utility Company	58.9	19.4	> 3 years	(2)
U.K. Financial Institution	51.6	17.7	> 3 years	(3)

Total	$2,163.0	$780.7

Below-Investment-Grade

U.S. Automotive Supply Company	$28.6	$23.1	> 90 < 180
U.S. Utility Company	11.7	3.2	> 90 < 180	(2)
U.S. Financial Services Company	13.3	23.3	> 1 year <= 2 years
U.K. Financial Institution	4.6	13.3	> 1 year <= 2 years	(3)
U.S. Financial Institution	0.9	1.2	> 2 years <= 3 years	(1)
U.K. Financial Institution	38.6	48.2	> 3 years
U.S. Building Materials Company	40.9	33.7	> 3 years
U.S. Automotive Supply Company	11.1	30.3	> 3 years
South African Paper Products Company	15.0	25.5	> 3 years

Total	$164.7	$201.8

A security identified as a (1), (2), or (3) represents the same issuer whereby certain of its securities are investment-grade and certain are below-investment-grade.

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

Investment-Grade Fixed Maturity Securities:

•

The decline in fair value of the securities of the U.S. energy company is primarily the result of the global credit crisis and the slowdown in the economy which has resulted in declining demand for crude oil. The company has maintained adequate liquidity and free cash flow from operations through cost reduction and the sale of non-core assets.

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

•

The decline in fair value of the securities of the global building materials company is due to the increased slowdown in commercial and infrastructure-related construction as well as a weak residential construction market. While the company has acquisition-related debt that will require refinancing in the near future, it has preserved liquidity by reducing costs, putting non-core assets up for sale, and entering into various capital raising transactions.

•

The decline in fair value of the Spanish utility company securities is due to the overall widening of credit spreads in the corporate bond market. The company derives its earnings and cash flows from regulated operations and has a stable credit profile. The company maintains a strong balance sheet, and its global operations are stable and geographically diversified.

•

The decline in fair value of the U.S. retail company securities is due to a decline in consumer spending and the current economic environment. The company has reduced capital spending and has taken other steps to maintain adequate liquidity to ensure that it can meet its cash flow requirements.

•

The decline in fair value of the U.S. forest products company securities is primarily the result of the cyclical downturn in the housing market and its correlated affect on the demand for and pricing of wood products. The company has adequate liquidity to meet its obligations and has a strong asset base through its ownership of over six million acres of timberland.

•

The decline in fair value of the Swiss financial services company securities is primarily due to the global credit crisis and overall widening of credit spreads in the corporate bond market. The company has taken significant impairment losses on certain assets. As a result, the company has exited certain lines of business and increased its focus on core businesses. Despite the current challenges, the company continues to maintain a strong capital position. Additionally, the company has participated in the Swiss government’s assistance programs to guarantee its senior debt and provide protection against future asset losses.

•

The decline in fair value of the Canadian energy company securities is primarily the result of the global credit crisis and the slowdown in the economy which has resulted in declining demand for crude oil and fuel. The company is in the process of merging with another large Canadian energy company, which will increase its customer base and lower production costs. The company has a strong balance sheet and maintains adequate liquidity to meet its cash flow needs.

•

The decline in fair value of the U.K. financial institution securities is primarily the result of the global credit crisis and the slowdown in the economy. The company is well diversified and has global market operations in capital markets, asset-backed securities, wealth management, asset management, commodities, and insurance. The company has recently raised capital apart from the government program and has purchased capital market businesses. The company eliminated its dividend during 2008 to accumulate additional capital.

•

The decline in fair value of the U.S. insurance and financial services company securities is due to liquidity concerns specific to the company and to financial institutions in general. The company’s balance sheet is strong, and its core businesses are profitable. The company also owns marketable assets which can be sold to increase liquidity.

•

The decline in fair value of the U.S. metals company securities is due to the increased slowdown in global economic activity, resulting in lower commodity prices and earnings pressure for the sector. The company has responded by reducing costs and cutting capital expenditures to preserve liquidity through the downturn. Additionally, the company has recently undertaken a series of capital raising transactions to further strengthen its balance sheet.

•

The decline in fair value of the U.S. retail company securities is due to a decline in consumer spending and the current economic environment. While concerns surrounding the strength of the retail sector and consumer spending will continue to affect performance, the company has maintained its leading market position and has adequate liquidity.

•

The decline in fair value of the global building materials company securities is due to the increased slowdown in commercial and infrastructure-related construction as well as a weak residential construction market. The company has responded by reducing operating costs and capital expenditures to preserve liquidity. Further, the company has recently issued equity securities to strengthen its balance sheet during the current economic downturn. The company maintains adequate liquidity and owns marketable long-lived assets.

•

The decline in fair value of the U.S. conglomerate securities is primarily attributed to weak results from its financial services business. The global credit crisis and the slowdown in the economy have put pressure on the company’s commercial real estate portfolio and have increased risk in its consumer credit card product line. The company’s core businesses remain strong, and it has reduced its dividend to preserve capital.

•

The decline in fair value of the Canadian railroad company securities is due primarily to its weakened financial risk profile from a recent debt financed acquisition. The company’s position is strengthened by stable industry fundamentals and a favorable regulatory environment. The company has adequate access to capital markets, and it recently implemented cash preservation policies such as suspension of its share repurchase program and shareholder dividend increases. Additionally, the company plans to improve cash flow through the implementation of operational efficiencies and a reduction in capital expenditures. Current liquidity is expected to provide adequate coverage for near-term funding requirements.

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of March 31, 2009, with no negative outlook by any major rating agencies. The decline in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the overall mortgage market.

•

The decline in fair value of the Dutch financial institution securities is due to the overall widening of credit spreads in the corporate bond market. The company is among the largest and strongest banks in the Netherlands. The company’s Tier 1 capital, which is seen as the core measure of a bank’s financial strength, is indicative of a well capitalized financial institution.

•

The decline in fair value of the Dutch financial services company securities is primarily the result of the global credit crisis, the general economic slowdown and market concerns about financial institutions. Additionally, the company’s earnings have declined, which we believe is as a consequence of the overall economic slowdown. The company’s balance sheet is strong, and the company’s receipt of a capital infusion by the Dutch government strengthened its liquidity.

•

The decline in fair value of the U.S. financial institution securities is due primarily to the global credit crisis and the slowdown in the economy. In addition, recent major acquisitions have required the company to realize impairments in loans and other assets and to ultimately require additional capital. Subsequent to these acquisitions, the government provided additional capital. Recent earnings trends have been positive on strong mortgage banking, and the company has reduced its dividends to preserve capital. # (1)

•

The decline in fair value of the U.S. media conglomerate securities is due to the overall widening of credit spreads in the media industry, particularly among companies sensitive to the cyclical advertising market. The company has responded by reducing operating costs and capital expenditures and has also reduced its dividends to shareholders. The company generates significant free cash flow, maintains a sizeable cash balance, and owns interests in various media businesses that provide additional sources of liquidity.

•

The decline in fair value of the Canadian metals company securities is due to the increased slowdown in global economic activity, resulting in lower commodity prices and earnings pressure for the sector. The company has maintained adequate liquidity and free cash flow from operations by reducing costs, putting non-core assets up for sale, and entering into various capital raising transactions to either retire or refinance its short-term debt.

•

The decline in fair value of the U.S. financial institution securities is due primarily to the global credit crisis and the slowdown in the economy. In addition, a recent major acquisition has required this institution to realize impairments in loans and other assets. The government has provided additional capital. The company reduced its dividends to preserve capital, and current earnings trends have been positive on strong mortgage banking results.

•

The decline in fair value of the U.S. electric utility company securities is primarily due to the overall widening of credit spreads in the corporate bond market. The company operates a fully regulated business with no retail competition. The company’s customer base is expected to grow due to the expansion of a military base located within its service territory. Liquidity remains adequate to service existing obligations.

•

The decline in fair value of the U.S. electric utility company securities is primarily due to the overall widening of credit spreads in the corporate bond market. The company is located in a growing service territory, and recent regulatory decisions have been favorable to its business outlook.

•

The decline in fair value of the global construction equipment company securities is due to the increased slowdown in general construction activity. The company has responded by reducing operating costs and capital expenditures to preserve liquidity. The company has been able to continually access the capital markets to maintain a strong balance sheet during the current economic downturn.

•

The decline in fair value of the U.S. utility company securities is due to the widening of credit spreads in the utility sector and concerns regarding the company’s near-term debt maturities. The company derives approximately 95 percent of its earnings and cash flows from regulated operations and has a stable credit profile. Additionally, the company recently completed various debt refinancing transactions to extend the maturities of its debt and further strengthen its balance sheet by reducing near-term liquidity needs.

•

The decline in fair value of the U.S. utility company securities is primarily due to the overall widening of credit spreads in the corporate bond market. Additionally, there are ongoing concerns regarding potential collateral posting requirements related to the company’s non-regulated operations. The company has taken a number of steps in recent months to reduce the collateral posting requirements and significantly improve its liquidity. Furthermore, the company’s regulated operations are located in a relatively stable service territory, and recent regulatory decisions have been positive. # (2)

•

The decline in fair value of the U.K. financial institution securities is due to the global credit crisis and overall widening of credit spreads in the corporate bond market. The company recently completed a merger with another large U.K. financial institution, which in time is expected to create a financial institution with the largest market share in the U.K. The company received capital infusions from the U.K. government and participated in the government’s asset protection plan. Currently, the company is approximately 65 percent owned by the U.K. government. # (3)

Below-Investment-Grade Fixed Maturity Securities:

•

The decline in fair value of the U.S. automotive supply company securities is due primarily to lower levels of vehicle production. The company has a strong market position and maintains a diversified customer base. The company has limited near-term debt maturities and can rely upon available credit facilities for working capital needs as it manages through the current economic cycle.

•	See previous discussion under Investment-Grade Fixed Maturity Securities, # (2).

•

The decline in fair value of the U.S. financial services company securities is due to lower originations of automotive loans due to lower level of automotive sales. Additionally, the company’s residential mortgage business suffered from lower loan originations and asset values. The company has improved its overall capital position through debt exchanges. The company also received bank holding company status, which qualified it for a number of government assistance programs. The company maintains sufficient liquidity to meet its debt obligations through a combination of cash and investments in addition to the cash generating ability of its assets.

•	See previous discussion under Investment-Grade Fixed Maturity Securities, # (3).

•	See previous discussion under Investment-Grade Fixed Maturity Securities, # (1).

•

The decline in fair value of the U.K. financial institution securities is primarily the result of the global credit crisis and the slowdown in the economy. In addition, a major acquisition during the credit cycle required this institution to realize impairments on loans and other assets, resulting in the need for additional capital. This capital was initially provided by shareholders and others, but as the economic environment deteriorated further, the company participated in the government guarantee of senior debt, capital injections, and insurance. Currently, the company is approximately 70 percent owned by the U.K. government. Its current strategy is to reduce risk on its balance sheet and sell assets as the market improves.

•

The decline in fair value of the U.S. building materials company securities is due to the ongoing weakness in the residential and remodeling markets. The company has responded by reducing labor costs and overhead to preserve liquidity during the downturn. The company has adequate liquidity, maintains free cash flow, and has low capital expenditure requirements.

•

The decline in fair value of the U.S. automotive supply company securities is due to lower vehicle production from multiple domestic manufacturers. The company, which has a dominant market position, maintains a significant amount of cash and liquidity to manage through the current economic cycle, with limited near-term debt maturities.

•

The decline in fair value of the South African paper products company securities is primarily the result of the cyclical downturn in the global advertising market and its correlated affect on paper demand and pricing. The company has a low cost asset base and maintains leading market positions. The company has preserved liquidity by reducing its capital expenditures, and has a strong asset base through its ownership of approximately one million acres of South African timberland.

Our mortgage/asset-backed securities were approximately $3.7 billion on an amortized cost basis at March 31, 2009 and December 31, 2008. At March 31, 2009, the mortgage/asset-backed securities had an average life of 3.36 years, effective duration of 3.57 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2009, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,521.4 million and $1,810.1 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

At December 31, 2008, we had a significant interest in, but were not the primary beneficiary of, a special purpose entity which was a collateralized bond obligation asset trust (CBO) in which we held interests in several of the tranches and for which we acted as investment manager of the underlying high-yield securities. This entity was a cash flow CBO and was fully funded at the time of issuance. Our potential losses in this CBO were limited to our investment in the entity. The fixed maturity securities were fully redeemed by the trust during the first quarter of 2009. Prior to redemption, our investment in this entity was reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value and amortized cost of this investment were $2.5 million and $2.4 million, respectively, at December 31, 2008. We recognized no gain or loss on disposition of these securities.

Mortgage Loans

Our mortgage loan portfolio was $1,307.0 million and $1,274.8 million on an amortized cost basis at March 31, 2009 and December 31, 2008, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity is currently low. Due to conservative underwriting, we expect the level of delinquencies and problem loans to remain low relative to the industry. At March 31, 2009, we held two delinquent mortgage loans, or those past due more than 30 days as to interest or principal payments, both of which were considered impaired. The loans are carried at the estimated net realizable value of $25.9 million, net of a valuation allowance of $0.5 million. At December 31, 2008, delinquent mortgage loans totaled $5.2 million. We had no valuation allowance for mortgage loans at December 31, 2008.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $66.5 million at March 31, 2009. The carrying value of fixed maturity securities posted as collateral to our counterparties was $105.0 million at March 31, 2009. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our derivative financial instruments.

Other

Our exposure to non-current investments, on a fair value basis, totaled $37.6 million and $11.8 million at March 31, 2009 and December 31, 2008, respectively.

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

In light of the recent credit market turmoil, during 2008 we implemented a more conservative cash management strategy with respect to our securities lending and commercial paper investment programs. In addition, we have a $250.0 million unsecured revolving credit facility and an open shelf registration that we can utilize as needed to provide additional liquidity and financial flexibility. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company liquidity can be utilized to mitigate potential losses from defaults.

During 2009, we intend to retain sufficient capital in our traditional U.S. insurance subsidiaries to maintain a weighted average risk-based capital ratio in excess of our stated long-term objective of 300 percent. We also intend to maintain our leverage ratio at or slightly below our target levels and maintain, as a minimum threshold, liquidity at our holding companies sufficient to cover one year of fixed charges, measured as interest expense plus common stock dividends.

Consolidated Cash Flows

    Operating Cash Flows

Net cash provided by operating activities was $290.9 million for the three months ended March 31, 2009, compared to $274.4 million for the comparable period of 2008. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. Increases in commissions and operating expenses are attributable primarily to new sales growth and the first year acquisition expenses associated with new business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Included in operating cash flows for the first quarter of 2008 is a voluntary pension contribution to our U.S. qualified defined benefit plan of $55.0 million.

    Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $277.5 million for the three months ended March 31, 2009 compared to net cash provided of $11.8 million for the comparable period of 2008.

Proceeds from sales and maturities of available-for-sale securities in the first quarter of 2009 were lower than the level of the prior year first quarter primarily due to a decrease in sales of fixed maturity securities and the translation of investment proceeds from our U.K. operations at lower exchange rates. These reductions in proceeds were partially offset by an increase in bond maturities, bond calls, and proceeds from mortgage-backed securities prepayments. Proceeds from sales and maturities of other investments decreased in the first quarter of 2009 primarily due to a reduction in commercial mortgage loan maturities and prepayments as well as a reduction in proceeds from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities increased during the first quarter of 2009 relative to the first quarter of 2008 as a result of a higher level of investment in fixed maturity securities both from new cash and from transitioning out of short-term investments purchased during the last half of 2008. This increased level of purchases was offset in part due to the lower exchange rate for translation of purchases within our U.K. operations.

Net sales of short-term investments increased during the first quarter of 2009 due in part to the transition of our portfolio out of short-term investments into fixed maturity securities, as previously discussed. This relative increase in 2009 was partially offset by the sale of investments during the first quarter of 2008 to help fund the $350.0 million accelerated share repurchase agreement executed in January 2008, as well as the transition to floating rate fixed maturity securities in lieu of short-term investments during the first quarter of 2008.

    Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $13.1 million for the three months ended March 31, 2009 compared to $400.5 million for the comparable period of 2008.

During the first quarter of 2009, we purchased and retired $24.0 million of our outstanding 5.859% notes and repaid the $58.3 million reverse repurchase agreements outstanding at December 31, 2008. At March 31, 2009, we held $206.9 million of short-term debt, $98.7 million of which was borrowed during the first quarter of 2009. The remaining $108.2 million represents debt previously classified as long-term but which now has a maturity date within one year of the date of our balance sheet.

During each of the first quarters of 2009 and 2008, Tailwind Holdings made principal payments of $2.5 million on its floating rate, senior secured non-recourse notes due 2036. During the first quarters of 2009 and 2008, Northwind Holdings made principal payments of $2.2 million and $15.0 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

In the first quarter of 2008, we purchased approximately 14.5 million shares of Unum Group common stock for $350.0 million using an accelerated share repurchase agreement.

See “Debt” contained in this Item 2 for further information.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, during 2009, $653.3 million is available for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, excluding Northwind Reinsurance Company (Northwind Re) and Tailwind Reinsurance Company (Tailwind Re). Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations will be dependent upon the receipt of dividends from Northwind Re and Tailwind Re, respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the reinsured business.

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

Debt

At March 31, 2009, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,254.7 million and short-term debt of $206.9 million. Short-term debt consisted of $108.2 million 5.859% senior notes due May 2009 and $98.7 million of reverse repurchase agreements. The reverse repurchase agreements were entered into during the first quarter of 2009, with a weighted average interest rate of 0.85 percent and a maturity date of April 6, 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 21.2 percent at March 31, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.3 percent at March 31, 2009 compared to 26.6 percent at December 31, 2008.

During the first quarter of 2009, we made principal payments of $2.2 million and $2.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired $24.0 million of our 5.859% senior notes due May 2009.

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

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008, for further discussion.

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. During the first quarter of 2009, there were no substantive changes in our commitments, contractual liabilities, or other off-balance sheet arrangements.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. We plan to hold our annual review meetings with S&P during the second quarter of 2009 and with Moody’s, AM Best, and Fitch during the second half of 2009.

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

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first quarter of 2009 or prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2008, for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. During the first three months of 2009, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

Unum Group
(Registrant)

Date: April 30, 2009	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: April 30, 2009	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary